Form 10-K
period 2012-12-31
ERA GROUP INC.
filed 2013-02-28
CIK 1525221

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 1-12289
Era Group Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware	72-1455213
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

818 Town & Country Blvd., Suite 200 Houston, Texas	77024
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code (281) 606-4900

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐  Yes    ☒  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The aggregate market value of the voting stock of the registrant held by non-affiliates as of ____, 201_ was approximately $______ based on the closing price on the New York Stock Exchange on such date. The total number of shares of Common Stock issued and outstanding as of February __, 2013 was _____.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A within 120 days after the end of the Registrant’s last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

ERA GROUP INC.
FORM 10-K

PART IV

Item 15.	Exhibits and Financial Statement Schedules	51

FORWARD-LOOKING STATEMENTS
Certain statements discussed in Item 1 (Business), Item 1A (Risk Factors), Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 7A (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Annual Report on Form 10-K as well as in other materials and oral statements that the Company releases from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Certain of these risks, uncertainties and other important factors are discussed in Item 1A (Risk Factors). In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It should be understood that it is not possible to predict or identify all such factors. Consequently, the following should not be considered to be a complete discussion of all potential risks or uncertainties. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of filing this report. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.
PART I

ITEM 1.	BUSINESS
General
Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us” and the “Company” refer to Era Group Inc. and its consolidated subsidiaries. “Era Group” refers to Era Group Inc., incorporated in 1999 in Delaware. “Common Stock” refers to the common stock, par value $0.01 per share, of Era Group. The Company's fiscal year ended on December 31, 2012.
We are one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the U.S., which is our primary area of operations. In the year ended December 31, 2012, approximately 56% and 15% of our total operating revenues were earned in the U.S. Gulf of Mexico and Alaska, respectively. We also provide helicopters and related services to third-party helicopter operators in other countries. In addition to our U.S. customers, we currently have customers in Brazil, Canada, India, Indonesia, Mexico, Norway, Spain, Sweden, the United Kingdom and Uruguay. Our helicopters are primarily used to transport personnel to, from and between offshore installations, drilling rigs and platforms.
The primary users of our helicopter services are major integrated and independent oil and gas companies, including Anadarko Petroleum Corporation (“Anadarko”), Shell Exploration and Production Company (“Shell”), and Petrobras America Inc. (“Petrobras America”), and the U.S. government. In the years ended December 31, 2012 and 2011, approximately 64% and 54% of our operating revenues, respectively, were derived from helicopter services, including emergency search and rescue services, provided to clients primarily involved in oil and gas activities. In addition to serving the oil and gas industry, we provide helicopters under contract-lease, air medical services, firefighting support and Alaska flightseeing tours, among other activities. Historically, our operations have primarily served the U.S. offshore oil and gas industry. We have initiated efforts to reduce our dependence on that market and take advantage of the mobility and versatility of our helicopters in order to expand into other geographic regions.
In recent years, we have developed helicopter contract-leasing opportunities to enter developing international markets. We contract-lease to third parties and foreign affiliates. We typically own a 50% interest in the foreign affiliates and their financial results are not consolidated with our financial results. These third parties and affiliates in turn provide helicopter services to clients in their local markets. Under our contract-lease arrangements, operational responsibility is normally assumed by the lessee, which results in lower investment costs for overseas infrastructure. In certain countries, where we believe it is beneficial to access the local market for offshore helicopter support, such as Brazil, we have entered into joint venture relationships.
In Alaska we operate an fixed based operation (“FBO”) at Ted Stevens Anchorage International Airport, leasing storage space and selling fuel and other services to a diverse group of general aviation companies and large corporations. In addition, we operate light and medium helicopters on the North Slope and around Prudhoe Bay in support of oil and gas exploration, development and production activities and inland in support of firefighting activities. We also operate light helicopters in a flightseeing operation, primarily in support of the cruise line industry providing passengers with glacier and dog-sled tours from Juneau and Denali.
We provide a number of additional services through joint ventures that complement our core chartering and contract-leasing activities. We hold a 50% interest in our Dart Holding Company Ltd. (“Dart”) joint venture, which is a sales and manufacturing organization based in Canada that engineers and manufactures after-market helicopter parts and accessories for sale to helicopter manufacturers and operators and distributes parts and accessories on behalf of other manufacturers. We also hold a 50% interest in Era Training Center LLC (“Era Training”), a joint venture based in Lake Charles, Louisiana, that provides instruction, flight simulator and other training to our employees, pilots working for third parties, other helicopter companies, including our competitors, and government agencies.
Spin-Off
On January 31, 2013, SEACOR Holdings Inc. (“SEACOR”) completed the spin-off (“Spin-off”) of the Company by means of a dividend to SEACOR’s stockholders of all of the Company’s issued and outstanding common stock. The Company filed a Registration Statement on Form 10 with the Securities and Exchange Commission (“SEC”) that was declared effective on January 15, 2013. Prior to the Spin-off, SEACOR and the Company entered into a distribution agreement and several other agreements that govern their post-Spin-off relationship. Era Group is now an independent company with its common stock listed on the New York Stock Exchange under the symbol “ERA.” For the year ended December 31, 2012, the Company’s historical financial position, results of operations and cash flows will be included in the consolidated results of SEACOR in its Annual Report on Form 10-K.
Era Group’s principal executive office is located at 818 Town & Country Blvd., Suite 200, Houston, Texas 77024, and its telephone number is (281) 606-4900. Era Group’s website address is www.eragroupinc.com. The reference to Era Group’s website is not intended to incorporate the information on the website into this Annual Report on Form 10-K.
Emerging Growth Company
We are an “Emerging Growth Company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “Emerging Growth Companies.” These include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and the requirement to obtain stockholder approval of any golden parachute payments not previously approved.
Segment and Geographic Information
The Company has determined that its operations comprise a single segment. Helicopters are highly mobile and may be utilized in any of the Company’s service lines as business needs dictate. The Company provides helicopters under contracts ranging from contract-leases, where only the helicopter is provided, to contracts providing full service operational support. Financial data for geographic areas is reported in Part IV “Note 15. Segment Information, Major Customers and Geographical Data” of this Annual Report on Form 10-K.
Our Strategy
Our goal is to be a leading, cost effective global provider of helicopter transport and related services. The following are potential opportunities which we regularly review:
Expand into new and growing geographic markets—We believe there are significant opportunities in offshore oil and gas markets outside of the U.S., and we continually seek to access these growth markets. In July 2011, we acquired an interest in Aeróleo Taxi Aereo S/A (“Aeróleo”), a Brazilian company servicing the Brazilian offshore oil and gas industry and to which we contract-lease helicopters and provide support services. We also have working relationships with operators in Africa, Asia and Australia. We believe that several of these markets are underserved by larger multinational helicopter operators and, as a result, provide us with opportunities for growth.
Further develop contract-leasing opportunities—We believe contract-leasing helps to provide a source of revenues and cash flow and access to emerging, international oil and gas markets. We believe customers look to us for helicopter contract-leasing because of our modern, efficient fleet, with a selection of helicopter models to meet their needs. We intend to continue to develop and grow our participation in international markets, where the fundamentals for helicopter demand are favorable, particularly to service offshore deepwater installations and new areas of exploration. We believe that the market for contract-leasing will continue to grow as smaller operators in developing areas prefer the limited financial commitments of contracting equipment over purchasing, which has become increasingly difficult for them given the reduction in capital made available from financial institutions to these smaller operators. Under certain circumstances, we may elect to establish our own operations or acquire operating certificates if we believe there is sufficient opportunity in a market to warrant the cost and effort of us offering and overseeing a full-service operation.
Continue to expand and upgrade our versatile fleet—We regularly review our asset portfolio by assessing market conditions and changes in our customers’ demand for different helicopter models. We buy, sell and lease out equipment in the ordinary course of our business. As offshore oil and gas drilling and production move to deeper water in most parts of the world, we believe more heavy and medium helicopters may be required in the future. We believe our strong relationships with the original equipment manufacturers (“OEMs”) will help us maintain an asset base suitable for use within our own operations and for contract-leasing to other operators. In addition, we intend to continue to pursue opportunities to realize value from our fleet's versatility by shifting assets between markets when circumstances warrant.
Continue to selectively diversify sources of earnings and cash flow—Where attractive opportunities exist, we seek to diversify into related markets. One of our joint ventures, Dart, engineers and manufactures after-market helicopter parts and accessories for sale to helicopter manufacturers and operators and distributes parts and accessories on behalf of other manufacturers. Another joint venture, Era Training, provides instruction, flight simulator and other training to our employees, pilots working for other helicopter operators, including our competitors, and government agencies.
Pursue joint ventures and strategic acquisitions—Over the last few years, in addition to expanding and diversifying our fleet, we have grown our business and entered new markets through joint ventures. Since 2004, we have entered into six joint ventures and partnering arrangements, including Aeróleo, Dart, Era Do Brazil LLC, Era Training, Heli-Union Era Australia Pty Ltd. and Lake Palma S.L. (“Lake Palma”). We regularly seek to identify potential joint venture opportunities, as well as pursue strategic acquisitions when available. For instance, in 2007, we acquired the air medical services operations of Keystone Helicopter Corporation, which we successfully integrated into our operations.
We will continue to build upon the expertise, relationships and buying power in our operating businesses to develop other business opportunities and sources of revenue.
Equipment and Services
We own and operate three classes of helicopters:

•
Heavy helicopters, which have twin engines and a typical passenger capacity of 19, are primarily used in support of the deepwater offshore oil and gas industry, frequently in harsh environments or in areas with long distances from shore, such as those in the U.S. Gulf of Mexico, Brazil, Australia and the North Sea. Heavy helicopters are also used to support search and rescue operations.

•
Medium helicopters, which mostly have twin engines and a typical passenger capacity of 11 to 12, are primarily used to support the offshore oil and gas industry, search and rescue services, air medical services, firefighting activities and corporate uses.

•
Light helicopters, which may have single or twin engines and a typical passenger capacity of five to nine, are used to support a wide range of activities, including the shallow water oil and gas industry, the mining industry, power line and pipeline surveying, air medical services, tourism and corporate uses.

As of December 31, 2012, we owned or operated a total of 175 helicopters, consisting of ten heavy helicopters, 69 medium helicopters, 37 light twin engine helicopters and 59 light single engine helicopters. As of December 31, 2012, we had commitments to purchase 11 new helicopters, consisting of one AW139 medium helicopter, five AW169 light twin helicopters and five AW189 medium helicopters. The AW139 medium helicopter was delivered in January 2013. The AW189 medium helicopters are scheduled to be delivered in 2014 and 2015. Delivery dates for the AW169 light twin helicopters have yet to be determined. In addition, we had outstanding options to purchase up to an additional nine AW139 medium helicopters and five AW189 medium helicopters. If these options were exercised, the helicopters would be delivered beginning in 2013 through 2016. Subsequent to December 31, 2012, we exercised an option to purchase one AW139 helicopter.
As of December 31, 2012, 126 helicopters were located in the United States and 49 were located in foreign jurisdictions.
The following table identifies the types of helicopters that comprise our fleet and the number of those helicopters in our fleet as of December 31, 2012. “Owned” are those helicopters owned by us. “Joint Ventured” are those helicopters owned by entities in which we have an interest of 50% or less. “Leased-in” are those helicopters leased-in under operating leases. “Managed” are those helicopters that are owned by non-affiliated entities and operated by us for a fee.

	Owned(1)	Joint Ventured	Leased-in	Managed	Total	Max. Pass.(2)	Cruise Speed (mph)	Approx. Range (miles)	Average Age(3) (years)
As of December 31, 2012
Heavy:
EC225	10	—	—	—	10	19	162	582	3

Medium:
AW139	32	1	—	—	33	12	173	426	4
B212	13	—	—	—	13	11	115	299	34
B412	6	—	—	—	6	11	138	352	31
S76 A/A++	6	—	1	—	7	12	155	348	26
S76 C/C++	8	—	—	2	10	12	161	348	6
	65	1	1	2	69

Light—twin engine:
A109	7	—	—	2	9	7	161	405	7
BK-117	—	—	4	2	6	9	150	336	N/A
EC135	17	—	2	—	19	7	138	288	4
EC145	3	—	—	—	3	9	150	336	4
	27	—	6	4	37

Light—single engine:
A119	17	7	—	—	24	7	161	270	6
AS350	35	—	—	—	35	5	138	361	16
	52	7	—	—	59
Total Fleet	154	8	7	6	175
____________________________

(1)	Excludes two light twin BO-105 helicopters removed from service and one medium AW139 helicopter delivered in 2012 but not operational until 2013.

(2)	In typical configuration for our operations.

(3)	Reflects the average age of helicopters that are owned by us.

The management of our global helicopters involves a careful evaluation of the expected demand for helicopter services across global oil and gas markets, including the type of helicopter needed to meet this demand. As offshore oil and gas drilling and production globally moves to deeper water, more medium and heavy helicopters and newer technology helicopters may be required. Our orders and options to purchase helicopters are primarily for medium helicopters. These capital commitments reflect our effort to meet customer demand for helicopters suitable for the deepwater market.
Medium and heavy helicopters fly longer distances at higher speeds and can carry heavier payloads than light helicopters and are usually equipped with sophisticated avionics permitting them to operate in more demanding weather conditions and difficult climates. Medium and heavy helicopters are most commonly used for crew changes on large offshore production facilities and drilling rigs servicing the oil and gas industry. They are the preferred helicopter in international offshore markets, where facilities tend to be larger, the drilling locations more remote, and onshore infrastructure more limited.
In the U.S., we provide and operate helicopters under contracts using an Federal Aviation Administration (“FAA”) issued Part 135 Air Operator’s Certificate (“AOC”) for a variety of activities, primarily offshore oil and gas exploration, development and production; air medical services; firefighting; flightseeing tours; and emergency response search and rescue. For contracts in the U.S., we are required to provide a complete support package including flight crews, helicopter maintenance and management of flight operations.
In international markets, helicopters are typically operated using another operator’s AOC, frequently through contract-leases under which our customers handle all the operational support. Certain other international contracts require us to provide more limited operational support, which typically consists of pilot training and/or helicopter maintenance.

Markets
Our current principal markets for our transportation and search and rescue services to the offshore oil and gas exploration, development and production industry are in the U.S. Gulf of Mexico and Alaska. In addition, we currently conduct our international activities in support of oil and gas exploration, development and production activity, primarily in Brazil, parts of Europe and Asia.
U.S. Markets. We are one of the largest suppliers of helicopter services in the U.S. Gulf of Mexico. We operate in the U.S. Gulf of Mexico from 15 bases in the area.
Our client base in the U.S. Gulf of Mexico mostly consists of international, independent and major integrated oil and gas companies. The U.S. Gulf of Mexico is a major offshore oil and gas producing region and the largest oil and gas aviation market in the world. According to PFC Energy in its June 2011 Industry Outlook and Implications for the Helicopter Market presentation, the U.S. Gulf of Mexico has approximately 3,500 production platforms, of which 2,500 have helipads and approximately 1,000 are manned. The deepwater platforms are serviced by medium and heavy helicopters. The shallow water platforms are typically unmanned and are serviced by light helicopters. Among our strengths in this region, in addition to our 15 operating bases, are our advanced proprietary flight-following systems, our Era Training services, our maintenance operations and our search and rescue services.
We have six operating bases in Alaska, where we provide support for independent and major integrated oil and gas companies. In addition to supporting oil company activities in the Cook Inlet and along the North Slope of Alaska, we operate an FBO at Ted Stevens Anchorage International Airport, provide summer flightseeing tours and support inland firefighting and mining operations. Despite the remote location of our Alaskan bases, they are strategically located to provide services to our customers. These bases frequently include crew accommodations, hangars and fuel systems, all of which can be otherwise difficult or expensive to secure and maintain in such remote locations.
Our air medical services operations are primarily located in the northeastern U.S. and Florida.
International Markets. We currently conduct our international activities in Brazil and other parts of Latin America, Europe, Asia and Mexico. We actively market our services globally. The following is a description of international activities.

•
Brazil and Latin America—Brazil has one of the largest deepwater offshore exploration and production areas in the world. We hold a 50% economic interest and 20% voting interest in Aeróleo, which we acquired in July 2011. Aeróleo was founded in 1968 to provide logistical air support to the Brazilian oil and gas industry and has been active mainly in the Campos Basin, the largest offshore oilfield area in Brazil. Aeróleo has a network of seven operating bases distributed strategically in Brazil. As of December 31, 2012, Aeróleo had a fleet of 13 helicopters, of which three EC225 heavy helicopters and eight AW139 medium helicopters are helicopters we contract-lease to Aeróleo. Aeróleo's main customers are Petroelo Brasileiro S.A.(“Petrobras Brazil”) and OGX Petroleo e Gas Participacoes S.A. Recently, Aeróleo has experienced operating difficulties. In July 2011, Aeróleo received notice that it was successful in its bid to place four AW139 helicopters on contract with Petrobras Brazil and in turn entered into contract-leases with us for the helicopters and mobilized them to Brazil. In August 2011, Petrobras Brazil cancelled the award and, as a result, four of our AW139 helicopters on contract-lease to Aeróleo were idle from August 2011 until late November 2012. In November 2012, Aeróleo executed contracts with Petrobras Brazil as a result of an emergency tender issued by Petrobras Brazil due to the suspension of use of EC225 helicopters and it began to utilize the AW139 helicopters. Refer to Item 7 of Part II—“Management's Discussion and Analysis of Results of Operation and Financial Condition—Offshore Oil and Gas Support” and “—Contract-Leasing” and “Risk Factors—We rely on relatively few customers for a significant share of our revenues, the loss of any of which could adversely affect our business, financial condition and results of operations” for additional information. We also contract-lease helicopters in Mexico to service the offshore oil and gas industry and intend on remaining active in this region in the future.

•
Europe—We contract-lease helicopters and provide logistics and spare parts support to numerous operators in Europe. These helicopters are used in Sweden, Norway, Spain, and the United Kingdom by operators providing search and rescue services, firefighting operations and oil and gas exploration support. We also hold a 51% interest in Lake Palma, a joint venture that leases helicopters to FAASA, a firefighting operator based in Spain.

•
Asia—We contract-lease helicopters, conduct training and provide logistics and spares support to several operators in the region. In India and Indonesia, we contract-lease helicopters to operators in the oil and gas industry.

Demand for helicopters in support of offshore oil and gas exploration, development and production, both in the U.S. and internationally, is affected by the level of offshore exploration and drilling activities, which in turn is influenced by a number of factors, including:

•	expectations as to future oil and gas commodity prices;

•	customer assessments of offshore drilling prospects compared with land-based opportunities;

•	customer assessments of cost, geological opportunity and political stability in host countries;

•	worldwide demand for oil and natural gas;

•	the ability of The Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing;

•	the level of production of non-OPEC countries;

•	the relative exchange rates for the U.S. dollar; and

•	various U.S. and international government policies regarding exploration and development of oil and gas reserves.
Seasonality
A significant portion of our operating revenues and profits related to oil and gas industry activity is dependent on actual flight hours. The fall and winter months have fewer hours of daylight, particularly in Alaska and the North Sea, and flight hours are generally lower at these times. In addition, prolonged periods of adverse weather in the fall and winter months, coupled with the effect of fewer hours of daylight, can adversely impact operating results. In general, the months of December through February in the U.S. Gulf of Mexico and October through April in Alaska have more days of adverse weather conditions than the other months of the year. In the U.S. Gulf of Mexico, June through November is tropical storm season. During a tropical storm, we are unable to operate in the area of the storm. However, flight activity may increase immediately before and after a storm due to the evacuation and return of offshore workers. The Alaska flightseeing operation is also seasonal with activity occurring only from late May until early September. There is less seasonality in our contract-leasing activities.
Customers and Contractual Arrangements
Our principal customers in the U.S. Gulf of Mexico are major integrated and independent exploration and production companies and U.S. government agencies, primarily the Bureau of Safety and Environmental Enforcement (“BSEE”). We provide helicopters to BSEE under contract and provide services including the provision of flight crews, helicopter maintenance and management of flight operations. In Alaska, our principal customers are oil and gas companies, mining companies and cruise line passengers. Internationally, we typically contract-lease helicopters to local helicopter companies that operate our helicopters under their operating certificates and retain the operating risk. These companies in turn provide helicopter transportation services to oil and gas companies and other governmental agencies. As of December 31, 2012, approximately 23% of our helicopters were utilized in support of these contract-leasing activities.
During the year ended December 31, 2012, our top ten customers accounted for 59.5% of total revenues. In 2012, Anadarko and U.S. government agencies each accounted for 10% or more of our total revenues. In 2011, Anadarko and Aeróleo each accounted for 10% or more of our total revenues. In 2010, Anadarko, U.S. government agencies and Aeróleo each accounted for 10% or more of our total revenues.
We charter the majority of our helicopters primarily through master service agreements, subscription agreements, day-to-day charter arrangements and contract-leases. Master service agreements and subscription agreements typically require a fixed monthly fee plus incremental payments based on flight hours flown. These agreements have fixed terms ranging from one month to five years and generally may be canceled upon 30 days notice. Day-to-day charter arrangements call for either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate with a minimum number of hours to be charged. Contract-leases generally run from two to five years with no early cancellation provisions. Services provided under contract-leases can include only the equipment or can include the equipment, logistical and maintenance support, insurance and personnel, or a combination thereof. The rate structure, as it applies to our oil and gas contracts, typically contains terms that limit our exposure to increases in fuel costs over a pre-agreed level. Fuel costs in excess of these levels are passed through to customers.
Air medical services are provided under contracts with hospitals that typically include either a fixed monthly and hourly rate structure or a fee per completed flight. We operate some air medical contracts pursuant to which we charge a fee per flight, either from a hospital or insurance company.
With respect to flightseeing helicopters, block space is allocated to cruise lines and seats are sold directly to customers. Our FBO sells fuel on an ad-hoc basis. Training revenues are charged at a set rate per training course and include instructors, training materials and flight or flight simulator time, as applicable.
Competitive Conditions
The helicopter industry is highly competitive. There are, however, competitive factors that provide advantages and in some instances barriers to entry, particularly access to appropriate facilities in strategic locations. Customers tend to rely heavily on existing relationships, and seek operators with established safety records and knowledge of the operating environment.

We are one of the largest helicopter companies operating in the U.S. Gulf of Mexico and one of the largest operating in Alaska. In the U.S. Gulf of Mexico, we have many competitors, the three largest being: Bristow Group Inc. (“Bristow”), PHI, Inc. and Rotorcraft Leasing Company LLC. Several customers in the U.S. Gulf of Mexico operate their own helicopter fleets in addition to smaller companies that offer services similar to ours. In Alaska, we compete against a large number of operators, including Evergreen Helicopters Inc., PHI, Inc. and Bristow. In Brazil and other international regions where we operate, there could be several major competitors depending on the region. Our primary competitors in Brazil consist of Lider Aviação Holding S.A., OMNI Táxi Aéreo Ltda., Senior Taxi Aéreo Executivo Ltda. and Brazilian Helicopter Services Taxi Aéreo Ltda.
In air medical services, there are several major competitors with fleets dedicated to air medical operations including Air Methods Corporation, PHI, Inc. and Air Medical Group Holdings. We compete against national and regional firms, and there is usually more than one competitor in each local market. In addition, we compete against hospitals that operate their own helicopters and, in some cases, against ground ambulances.
In most instances, an operator must have an acceptable safety record, demonstrated reliability and suitable equipment to bid for work. Among bidders meeting these criteria, customers typically make their final choice based on price and helicopter preference.
Our contract-leasing business competes against financial leasing companies, such as Milestone Aviation Group Ltd. and GE Capital.
Risks of Foreign Operations
We operate worldwide and for the years ended December 31, 2012, 2011 and 2010, 22%, 28% and 24%, respectively, of our operating revenues were derived from foreign operations.
Foreign operations are subject to inherent risks, which, if they materialize, could have a material adverse effect on our financial position and our results of operations. See the risk factor regarding “Risks from the Company’s International Operations” in “Item 1A. Risk Factors.”
Government Regulation
Regulatory Matters
Our operations are subject to significant federal, state and local regulations in the United States, as well as international treaties and conventions and the laws of foreign jurisdictions where we operate our equipment or where the equipment is registered or operated. We hold the status of an air carrier under the relevant provisions of Title 49 of the United States Transportation Code and engage in the operating and contract-leasing of helicopters in the U.S. and as such we are subject to various statutes and regulations. We are governed principally by: (i) the regulations of the United States Department of Transportation (“DOT”), including Part 298 registration as an On-Demand Air Taxi Operator; and (ii) the regulations of the FAA applicable to an FAA Part 135 Air Taxi certificate holder. Among other thing, the DOT regulates our status as an air carrier, including our U.S. citizenship. The FAA regulates our flight operations and, in this respect, has jurisdiction over our personnel, helicopters, ground facilities and certain technical aspects of our operations. In addition to the FAA, the National Transportation Safety Board is authorized to investigate our helicopter accidents and to recommend improved safety standards. We are also subject to the Communications Act of 1934, as amended, because of the use of radio facilities in our operations. Our FBO in Alaska is further subject to the oversight of the Anchorage International Airport.
Helicopters operating in the U.S. are subject to registration and their owners are subject to citizenship requirements under the Federal Aviation Act. This Act generally requires that before a helicopter may be legally operated in the U.S., it must be owned by “citizens of the U.S.,” which, in the case of a corporation, means a corporation: (i) organized under the laws of the U.S. or of a state, territory or possession thereof, (ii) of which at least 75% of its voting interests are owned or controlled by persons who are “U.S. citizens” (as defined in the Federal Aviation Act and regulations promulgated thereunder), and (iii) of which the president and at least two-thirds of the board of directors and managing officers are U.S. citizens.
We also are subject to state and local regulations including, but not limited to, significant state regulations for our air medical services and search and rescue operations. In addition, our international operations, primarily helicopter contract-leasing and our joint ventures, are required to comply with the laws and regulations in the jurisdictions in which they conduct business.
Environmental Compliance
Our business is subject to federal, state, local and international laws and regulations relating to environmental protection and occupational safety and health, including laws that govern the discharge of oil and pollutants into navigable waters. Such laws include the federal Water Pollution Control Act, also known as the Clean Water Act, which imposes restrictions on the discharge of pollutants to the navigable waters of the U.S. We are also subject to the Coastal Zone Management Act, which authorizes state development and implementation of certain programs to manage water pollution to restore and protect coastal waters. In addition, because our operations generate and, in some cases, involve the transportation of hazardous wastes, we are subject to the Federal

Resource Conservation and Recovery Act, which regulates the use, generation, transportation, treatment, storage and disposal of hazardous and certain non-hazardous wastes. Violations of these laws, along with comparable state and local laws, may result in civil and criminal penalties, fines, injunctions or other sanctions. We are also subject to the Comprehensive Environmental Response, Compensation and Liability Act and certain comparable state laws, which establish strict and, under certain circumstances, joint and several liabilities for specified parties in connection with liability for the investigation and remediation of releases of hazardous materials into the environment and damages to natural resources. Such liability can arise even as a result of conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or third parties.
In addition, our customers in the oil and gas exploration, development and production industry are affected by environmental laws and regulations, which have recently become stricter as a result of the Deepwater Horizon matter, that restrict their activities and may result in reduced demand for our services.
We believe that our operations are currently in material compliance with all environmental laws and regulations. We do not expect that we will be required to make capital expenditures in the near future that are material to our financial position or operations to comply with environmental laws and regulations; however, because such laws and regulations are frequently changing and may impose stricter requirements, we cannot predict the ultimate cost of complying with these laws and regulations. The recent trend in environmental legislation and regulation is generally toward stricter standards, and it is our view that this trend is likely to continue.
We manage exposure to losses from the above-described laws through our efforts to use only well-maintained, well-managed and well-equipped facilities and equipment and our development of safety and environmental programs, including our insurance program. We believe these efforts will be able to accommodate all reasonably foreseeable environmental regulatory changes. There can be no assurance, however, that any future laws, regulations or requirements or that any discharge or emission of pollutants by us will not have a material adverse effect on our business, financial position or our results of operations.
Safety, Industry Hazards and Insurance
The safety of our passengers and the maintenance of a safe working environment for our employees is our number one operational priority. Our customers subject our operations to regular audits and evaluate us based on our safety record and operational fitness, and we believe our attention to safety is a critical element in obtaining and retaining customers.
We are committed to safety, and we continually strive to provide safe, reliable and cost-efficient services. As an industry leader, we also look to provide innovative improvements to the overall safety environment in the markets in which we operate. In response to the U.S. Gulf of Mexico’s unique conditions, including limited radio coverage and rapidly changing weather conditions, we established an in-house VHF radio network and offshore weather stations and contributed to the introduction of SATCOM/GPS navigation equipment. These efforts culminated in our receiving industry and FAA recognition for our efforts as a major contributor to the success of the FAA’s Automated Dependent Surveillance-Broadcast (ADS-B) system. This system greatly improves safety through enhanced flight following, communications and weather reporting. We were the first helicopter operator in Alaska to receive approval for Airborne Radar Approaches.
We believe we have an excellent safety record and a strong safety culture throughout our organization. We have implemented a safety program that includes, among many other features, (i) transition and recurrent training using flight training devices, (ii) an FAA approved flight operational quality assurance program and (iii) health and usage monitoring systems, otherwise known as HUMS, which automatically monitor and report on vibrations and other anomalies on key components of certain helicopters in our fleet.
In early 2007, we became the first Part 135 helicopter operator in the U.S. to receive FAA approval for our Flight Operations Quality Assurance program. This system monitors a number of flight parameters and flags any diversions from accepted flight profiles. We are also committed to equipping our fleet with HUMS which can detect wear and tear on helicopter components before they reach unserviceable condition.
Helicopter operations are potentially hazardous and may result in incidents or accidents. Hazards include adverse weather conditions, collisions, fire and mechanical failures, which may result in death or injury to personnel, damage to equipment, loss of operating revenues, contamination of cargo, pollution and other environmental damages and increased costs. We maintain aviation hull, liability and war risk, general liability, workers compensation and other insurance customary in the industry in which we operate. We also conduct training and safety programs to promote a safe working environment and minimize hazards.
Employees
As of December 31, 2012, we employed 837 individuals, including 285 pilots and 237 mechanics. We consider relations with our employees to be good. None of our employees are covered by collective bargaining agreements.

Where you can find more information
We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. Unless otherwise stated herein, these filings are not deemed to be incorporated by reference in this report. All of the Company’s filings with the SEC will be available once filed, free of charge, on Era Group’s website, including its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and any amendments to those reports. These reports and amendments will be available on Era Group’s website as soon as reasonably practicable after the Company electronically files the reports or amendments with the SEC. The reference to Era Group's website is not intended to incorporate the information on the website into this Annual Report on Form 10-K. They will also be available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information as to the operation of the SEC’s Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information. In addition, the Company’s Corporate Governance and other policies, and the Board of Directors’ Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee charters are available, free of charge, on Era Group’s website or in print for stockholders.

ITEM 1A.	RISK FACTORS
Our results of operations, financial condition and cash flow may be adversely affected by numerous risks. Carefully consider the risks described below, which represent some of the more critical risk factors that affect us, as well as the other information that has been provided in this Annual Report on Form 10-K. Additional risks not described below may also impair our business operations.
Risks Related to Our Business and Industry
Demand for many of our services is impacted by the level of activity in the offshore oil and gas exploration, development and production industry.
In the years ended December 31, 2012 and 2011, approximately 64% and 54%, respectively, of our operating revenues were generated by the provision of helicopter services, including search and rescue services, to companies primarily engaged in offshore oil and gas exploration, development and production activities, in the U.S. Gulf of Mexico and Alaska. Demand for our services and our results of operations are significantly impacted by levels of activity in those regions. These levels of activity have historically been volatile. This volatility is likely to continue in future periods. The level of offshore oil and natural gas exploration, development and production activity is not only likely to be volatile, but it is also subject to factors beyond our control, including:

•	general economic conditions;

•	prevailing oil and natural gas prices and expectations about future prices and price volatility;

•	assessments of offshore drilling prospects compared with land-based opportunities;

•	the cost of exploring for, producing and delivering oil and natural gas offshore;

•	worldwide demand for energy, petroleum products and chemical products;

•	availability and rate of discovery of new oil and natural gas reserves in offshore areas;

•	federal, state, local and international political conditions, and policies including cabotage, local content, exploration and development of oil and gas reserves;

•	technological advancements affecting exploration, development, energy production and consumption;

•	weather conditions;

•	environmental regulation;

•	regulation of drilling activities and the availability of drilling permits and concessions; and

•	the ability of oil and natural gas companies to generate or otherwise obtain funds for offshore oil and gas exploration, development and production.
We are in a cyclical business.
Our industry has historically been cyclical and is affected by the volatility of oil and gas price levels, fluctuations in government programs and spending and general economic conditions. Changes in commodity prices can have a significant effect on demand for our services, and periods of low activity intensify price competition in the industry and often result in our helicopters being idle for long periods of time. A prolonged significant downturn in oil and natural gas prices, or increased regulation containing onerous compliance requirements, are likely to cause a substantial decline in expenditures for exploration, development and production activity, which would result in a decline in demand and lower rates for our services. Similarly, the government agencies with which we do business could face budget cuts or limit spending, which would also result in a decline in demand and lower rates for our services. These changes could adversely affect our business, financial condition and results of operations.
We are highly dependent upon the level of activity in the U.S. Gulf of Mexico and Alaska, which are mature exploration and production regions.
In the years ended December 31, 2012 and 2011, our operating revenues derived from helicopter services provided to clients primarily involved in oil and gas activities in the U.S. Gulf of Mexico and Alaska, represented approximately 56% and 9%, respectively, and 46% and 9%, respectively, of our total operating revenues. The U.S. Gulf of Mexico and Alaska are mature exploration and production regions that have undergone substantial seismic survey and exploration activity for many years. Because a large number of oil and gas properties in these regions have already been drilled, additional prospects of sufficient size and quality could be more difficult to identify. We believe that the production from these mature oil and gas properties is declining and that the future production may decline to the point that such properties are no longer economically viable to operate, in which case, our services with respect to such properties will no longer be needed. Oil and gas companies may not identify sufficient additional drilling sites to replace those that become depleted. If activity in oil and gas exploration, development and production in either the U.S. Gulf of Mexico or Alaska materially declines, our business, financial condition and results of operations could be materially and adversely affected. We cannot predict the levels of activity in these areas.
Operational risks including, but not limited to, equipment failure and negligence could adversely impact our results of operations and in some instances, expose us to liability. These risks may not be covered by our insurance or our insurance may be inadequate to protect us from the liabilities that could arise.
The operation of helicopters is subject to various risks, including catastrophic disasters, crashes, adverse weather conditions, mechanical failures and collisions, which may result in loss of life, personal injury and/or damage to property and equipment. Our helicopters have been involved in accidents in the past, some of which included loss of life, personal injury and property damage. We, or third parties operating our helicopters, may experience accidents in the future. These risks could endanger the safety of both our own and our customers' personnel, equipment, cargo and other property, as well as the environment. If any of these events were to occur with equipment that we operate or contract-lease to third parties, we could experience loss of revenues, termination of charter contracts, higher insurance rates, and damage to our reputation and customer relationships. In addition, to the extent an accident occurs with a helicopter we operate, we could be held liable for resulting damages. The occurrence of any such incident could have a material adverse effect on our operations and financial condition.
Certain models of helicopters that we operate have also experienced accidents while operated by third parties. If other operators experience accidents with helicopter models that we also operate or contract-lease, obligating us to take such helicopters out of service until the cause of the accident is rectified, we would lose revenues and might lose customers. In addition, safety issues experienced by a particular model of helicopter could result in customers refusing to use a particular helicopter model or a regulatory body grounding that particular helicopter model. The value of the helicopter model might also be permanently reduced in the market if the model were to be considered less desirable for future service.
For instance, there have been three recent accidents involving the Eurocopter EC225 helicopter that have resulted in complete losses of the helicopters. One of the helicopters was under contract-lease from us to one of our customers, while the other two were owned and operated by parties unrelated to us. In response to these accidents, major global operators have indefinitely suspended EC225 operations. We are still earning revenues associated with our EC225 helicopters under contract-leases; however, customers have requested reductions in contract-lease payment obligations and we are not collecting hourly revenues, since the helicopters are not flying. To the extent the EC225 helicopter operations remain suspended for a prolonged period of time, our results of operations could be adversely affected.
Our Brazilian joint venture, Aeróleo, also experienced operating difficulties due to an incident with an AW139 operated by a competitor. In July 2011, Aeróleo received notice that it was successful in its bid to place four AW139 helicopters on contract with Petrobras Brazil and in turn entered into contract-leases with us for the helicopters and mobilized them to Brazil. In August 2011, Petrobras Brazil cancelled the award and, as a result, these four AW139 helicopters under contract-lease to Aeróleo were idle from August 2011 until late November 2012. Due to resulting liquidity issues experienced by Aeróleo, as of December 31, 2012, we had deferred the recognition of $7.0 million of revenues owed to us by Aeróleo and, together with our partner, contributed $9.2 million of shareholder debt to Aeróleo to enable it to continue operations. In November 2012, in response to an emergency tender issued by Petrobras Brazil as a result of the above noted suspension of use of EC225 helicopters, Aeróleo executed contracts with Petrobras Brazil and it began utilizing these four AW139 helicopters.  Aeróleo contract-leases three EC225 helicopters from us which are in turn on contract with Petrobras Brazil. Following the suspension of the use of EC225 helicopters in late October 2012, Petrobras Brazil continued to pay the full contracted monthly rate, but it has recently notified Aeróleo and the other helicopter operators in Brazil of its intent to pay each operator only a percentage of the monthly rate going forward, with such percentage based on their respective historical availability of those contracted EC225 helicopters (approximately 80%, in the case of Aeróleo).  In addition, Petrobras Brazil also recently notified Aeróleo and the other helicopter operators in Brazil of its position that they believe that they may have the ability to terminate all EC225 helicopter contracts,  alleging that the helicopter cannot meet terms of the contract.  Two other competitors in Brazil have a total of nine EC225 helicopters on contract with Petrobras Brazil.  Should Petrobras Brazil either terminate their contract with Aeróleo, or should Aeróleo have to agree to a reduced monthly payment, it could necessitate an infusion of capital to allow Aeróleo to continue to operate. Refer to Item 7 of Part II— “Management's Discussion and Analysis of Financial Condition and Operating Results—Offshore Oil and Gas Support” for additional information.
We carry insurance, including hull and liability, liability and war risk, general liability, workers’ compensation, and other insurance customary in the industry in which we operate. Our insurance coverage is subject to deductibles and maximum coverage amounts. Our insurance policies are also subject to compliance with certain conditions, the failure of which could lead to a denial of coverage as to a particular claim or the voiding of a particular insurance policy. The amount of insurance coverage we are able to maintain may be inadequate to cover all potential liabilities or the total amount of insured claims and liabilities. We cannot assure you that our existing insurance coverage can be renewed at commercially reasonable rates nor is it possible to obtain insurance to protect against all of our operations risks and liabilities. Any material liability not covered by insurance or for which third-party indemnification is not available, would have a material adverse effect on our financial condition, results of operations and/or cash flows.

In addition, even if an incident with a particular model of helicopter does not result in the grounding of the helicopter model by applicable governmental regulatory and safety agencies or a decision by operators to pull the model from service, we may not be able to use such helicopter model for other reasons such as loss in confidence for the model by our customers, their employees or the unions to which our or our customer's employees belong.
The helicopter industry is subject to intense competition.
The helicopter industry is highly competitive. In the U.S., we face competition for business in the oil and gas industry from three major operators, Bristow Group Inc. (“Bristow”), PHI, Inc. and Rotorcraft Leasing Company, LLC. We also face potential competition from customers that establish their own flight departments and smaller operators that can, with access to capital, expand their fleets and operate more sophisticated and costly equipment. In providing air medical transport services, we face competition from Air Methods Corporation and PHI, Inc., Air Medical Group Holdings and many other operators. In our international markets, we face competition from local operators in countries where foreign regulations may require that contracts be awarded to local companies owned by nationals. We also face competition from operators that are more recognized in some of those markets. In addition, we compete with other providers of medical air transport, search and rescue, firefighting and flightseeing services, as well as leasing companies in various markets.
Chartering of helicopters usually involves an aggressive bidding process or intense negotiations. To qualify for work in most instances, an operator must have an acceptable safety record, demonstrated reliability, and the requisite equipment for the job, as well as sufficient resources to provide coverage when primary equipment comes out of service for maintenance. Companies that can satisfy these criteria and meet these needs are invited to bid for work. Customers typically make their final choice based on the best price available for the helicopter that is needed in the time frame that is mandated by their need. If we were unable to satisfy the criteria to participate in bids, we would be unable to compete effectively and our business, financial condition and results of operations would be materially and adversely affected.
In order to grow our business, we may require additional capital in the future, which may not be available to us.
Our business is capital intensive, and to the extent we do not generate sufficient cash from operations, we will need to raise additional funds through public or private debt or equity financings to execute our growth strategy. Adequate sources of capital funding may not be available when needed, or may not be available on favorable terms. In addition, as a result of the separation, we can no longer rely on SEACOR to provide us with capital contributions to the extent other sources of funding are not available. Further, if we raise additional funds by issuing equity or certain types of convertible debt securities, dilution to the holdings of our existing stockholders may result. Further, if we raise additional debt financing, we will incur additional interest expense and the terms of such debt may be at less favorable rates than existing debt and could require the pledge of assets as security or subject us to financial and/or operating covenants that affect our ability to conduct our business. Any capital raising activities would be subject to the restrictions in the Tax Matters Agreement. Refer to Item 13 of Part III— “Certain Relationships and Related Party Transactions–Agreements between SEACOR and Era Group Relating to the Separation—Tax Matters Agreement” for additional information. If funding is insufficient at any time in the future, or we are unable to conduct capital raising activities as a result of restrictions in the Tax Matters Agreement, we may be unable to acquire additional helicopters, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business, financial condition and results of operations.
Difficult economic and financial conditions could have a material adverse effect on us.
The financial results of our business are both directly and indirectly dependent upon economic conditions throughout the world, which in turn can be impacted by conditions in the global financial markets. These factors are outside our control and changes in circumstances are difficult to predict. Uncertainty about global economic conditions may lead businesses to postpone spending in response to tighter credit and reductions in income or asset values, which may lead many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Weak economic activity may lead government customers to cut back on services. Factors such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls, and national and international political circumstances (including wars, terrorist acts or security operations) could have a material adverse effect on our business and investments, which could reduce our revenues, profitability and value of our assets. These factors (including the failure of lenders participating in our senior secured revolving credit facility (the “Revolving Credit Facility”) to fulfill their commitments and obligations) may also adversely affect our liquidity and our financial condition, and the business, liquidity and financial condition of our customers. Adverse liquidity conditions for our customers could negatively impact their capital investment activity. In addition, periods of poor economic conditions could increase our ongoing exposure to credit risks on our accounts receivable balances. We have procedures that are designed to monitor and limit exposure to credit risk on our receivables; however, there can be no assurance that such procedures will effectively limit our credit risk and avoid losses, and, if not effective, could have a material adverse effect on our business, financial condition and results of operations.

For example, a slowdown in economic activity could reduce worldwide demand for energy and result in an extended period of lower oil and natural gas prices. Demand for our services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices. A reduction in oil and natural gas prices could depress the activity levels of oil and gas companies, which in turn would reduce demand for our services. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies can similarly further reduce or defer major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity can result in a corresponding decline in the demand for our services, which could have a material adverse effect on our revenue and profitability. Unstable economic conditions or turmoil in financial markets may also increase the volatility of our stock price.
Failure to maintain an acceptable safety record may have an adverse impact on our ability to obtain and retain customers.
Our customers consider safety and reliability a primary concern in selecting a helicopter service provider. We must maintain a record of safety and reliability that is acceptable to, and in certain instances is contractually required by, our customers. In an effort to maintain an appropriate standard, we incur considerable costs to maintain the quality of (i) our safety program, (ii) our training programs and (iii) our fleet of helicopters. For example, we have implemented a safety program that includes, among many other features, (i) transition and recurrent training using flight training devices, (ii) an FAA approved flight operational quality assurance program and (iii) health and usage monitoring systems, otherwise known as HUMS, which automatically monitor and report on vibrations and other anomalies on key components of certain helicopters in our fleet. We cannot assure you that our safety program or our other efforts will provide an adequate level of safety or an acceptable safety record. If we are unable to maintain an acceptable safety record, we may not be able to retain existing customers or attract new customers, which could have a material adverse effect on our business, financial condition and results of operations.
We rely on relatively few customers, some of which are our affiliates, for a significant share of our revenues, the loss of any of which could adversely affect our business, financial condition and results of operations.
We derive a significant portion of our revenues from a limited number of oil and gas exploration, development and production companies and government agencies. Specifically, services provided to Anadarko, U.S. government agencies, primarily the BSEE, a division of the U.S. Department of the Interior, and Aeróleo, which is highly dependent on Petrobras Brazil, a company which is considering renegotiation or termination of contracts for certain helicopters leased by us to Aeróleo, accounted for 15%, 11% and 6% of our revenues, respectively, for the year ended December 31, 2012. The portion of our revenues attributable to any single customer may change over time, depending on the level of activity by any such customer, our ability to meet the customer’s needs and other factors, many of which are beyond our control. In addition, most of our contracts with our oil and gas customers can be canceled on relatively short notice and do not commit our customers to acquire specific amounts of services. The loss of business from any of our significant customers could have a material adverse effect on our business, financial condition, liquidity and results of operations.
Further, to the extent any of our customers experience an extended period of operating difficulty, our revenues and results of operations could be materially adversely affected. Aeróleo, which in addition to being a significant customer is a joint venture of ours in which we hold a 50% economic interest and a 20% voting interest, has recently experienced operating difficulties. In July 2011, Aeróleo received notice that it was successful in its bid to place four AW139 helicopters on a five year contract with Petrobras Brazil, one of Aeróleo’s customers. In turn, Aeróleo entered into contract-leases with us for four AW139 helicopters for a term of one year with four annual renewal options, and the helicopters were mobilized to Brazil. In August 2011, Petrobras Brazil canceled the award for Aeróleo’s AW139 helicopters in response to an accident Petrobras Brazil experienced with an AW139 helicopter on contract with it from one of our competitors. As a result, our four AW139 helicopters under contract-lease to Aeróleo were idle from August 2011 until late November 2012, at which time Aeróleo executed contracts with Petrobras Brazil and began to utilize the helicopters. Due to resulting liquidity issues experienced by Aeróleo, as of December 31, 2012, we had deferred recognition of $7.0 million of revenues from Aeróleo and, together with our partner, also contributed $9.2 million of additional debt capital to Aeróleo to enable it to continue operating. Although we believe Aeróleo's operating difficulties will be resolved as a result of the execution of the contracts with Petrobras Brazil, if we needed to contribute additional capital to Aeróleo it could affect our liquidity and to the extent we do not or are unable to make such capital contributions, our results of operations could be affected. Further, to the extent we do not collect receivables owed to us from Aeróleo or earn less revenues from the relationship than anticipated, our results of operations and liquidity could be materially adversely affected.
We derive revenue from non-wholly owned entities, which, if we develop problems with our non-wholly entities, could adversely affect our financial condition and results of operations.
We have interests in several non-wholly owned entities as a result of our entering into new markets through joint ventures and aviation regulatory requirements requiring us to operate through non-wholly owned entities with local shareholders. We depend to some extent upon good relations with our local shareholders to ensure profitable operations. In the event shareholder disputes arise, these could negatively impact our revenues and profit sharing from these entities.

Our customers include U.S. government agencies that are dependent on budget appropriations, which may fluctuate and, as a result, limit their ability to use our services.
U.S. government agencies, primarily the BSEE, are among our key customers and accounted for 11% of our revenues for the year ended December 31, 2012. Government agencies receive funding through budget appropriations, which are determined through the political process, and as a result, funding for the agencies with which we do business may fluctuate. Recently, there has been increased Congressional scrutiny of discretionary program spending by the U.S. government in light of concerns over the size of the national debt. In August 2011, Congress reached an agreement to raise the U.S. debt ceiling in order to avoid financial default of the U.S. government. This agreement requires the elimination of more than $2 trillion in federal spending over the next decade. Although the details of these spending cuts remain unclear, lawmakers have discussed the need to cut or impose caps on discretionary spending in coming years, which could mean budget cuts to federal agencies to which we provide services. If any of these agencies, particularly BSEE, experience reductions in their budgets or if they change their spending priorities, their ability or willingness to spend on helicopter operations may decline, and they may substantially reduce or cease using our services, which could have a material adverse effect on our business, financial condition and results of operations.
Consolidation of our customer base could adversely affect demand for our services and reduce our revenues.
Many of our customers are major integrated oil and gas companies or independent oil and gas exploration, development and production companies. In recent years, these companies have undergone substantial consolidation, and additional consolidation is possible. Consolidation results in fewer companies to charter or contract for our services, and in the event one of our customers combines with a company that is using the services of one of our competitors, the combined company could decide to use the services of that competitor or another provider. Further, merger activity among both major and independent oil and natural gas companies affects exploration, development and production activity as the consolidated companies often put projects on hold while integrating operations. Consolidation may also result in an exploration and development budget for a combined company that is lower than the total budget of both companies before consolidation. Reductions in budgets could adversely affect demand for our services and our results of operations.
The implementation by our customers of cost-saving measures could reduce the demand for our services.
Oil and gas companies are continually seeking to implement measures aimed at cost savings. These measures can include efforts to improve efficiencies and reduce costs by reducing headcount or finding less expensive means for moving personnel offshore. Reducing headcount, changing rotations for personnel working offshore, therefore requiring fewer trips to and from installations, or using marine transport, are some, but not all of the possible initiatives that could result in reduced demand for our helicopter transport services. In addition, customers could establish their own helicopter operations or devise other transportation alternatives. The continued implementation of these kinds of measures could reduce the demand for helicopter services provided by independent operators like us, and could have a material adverse effect on our business, financial condition and results of operations.
Weather and seasonality can impact our results of operations.
A significant portion of our revenues is dependent on actual flight hours. Prolonged periods of adverse weather and storms can adversely impact our operations and flight hours. The fall and winter months generally have more days of adverse weather conditions than the other months of the year, with poor visibility, high winds, and heavy precipitation in some areas. While some of our helicopters are equipped to fly at night, we generally do not do so. Operations servicing offshore oil and gas transport of passengers, and also other non-emergency operations, are generally conducted during daylight hours. During winter months there are fewer daylight hours, particularly in Alaska. Flight hours, and therefore revenues, tend to decline in the winter. In addition, oil and gas exploration activity in Alaska decreases during the winter months due to the harsh weather conditions. Our operations in the U.S. Gulf of Mexico may also be adversely affected by weather. Tropical storm season runs from June through November. Tropical storms and hurricanes limit our ability to operate our helicopters in the proximity of a storm, reduce oil and gas exploration, development and production activity, add expenses to secure equipment and facilities and require us to move assets out of the path of a storm. Despite our efforts to plan for storms and secure our equipment, we may suffer damage to our helicopters or our facilities, thereby reducing our ability to provide our services. In addition, these factors also result in seasonal impacts on our business and results of operations.
Our operations depend on facilities we use throughout the world. These facilities are subject to physical and other risks that could disrupt production.
Our facilities could be damaged or our operations could be disrupted by a natural disaster, labor strike, war, political unrest, terrorist activity or a pandemic. We operate numerous bases in and along the U.S. Gulf of Mexico and we are particularly exposed to risk of loss or damage from hurricanes in that region. In addition, our operations in Alaska (including our FBO business at Ted Stevens Anchorage International Airport) are at risk from earthquake activity. In particular, we have fuel tanks at our FBO facility with approximately 200,000 gallons of fuel storage capacity, all of which could be substantially damaged or compromised due to an earthquake. Although we have obtained property damage insurance, a major catastrophe such as a hurricane, earthquake or other natural disaster at any of our sites, or significant labor strikes, work stoppages, political unrest, war or terrorist activities in any of the areas where we conduct operations, could result in a prolonged interruption or stoppage of our business or material sub-parts of it. Any disruption resulting from these events could cause the loss of sales and customers. Our insurance may not adequately compensate us for any of these events, and, if not so covered, it could have a material adverse effect on our results of operations and financial condition.
A shortfall in availability of raw materials, components, parts and subsystems required for the repair and maintenance of our helicopters could adversely affect us, as would cost increases imposed by suppliers if they cannot be passed on to customers or if our equipment has been committed to contracts without coverage for escalating expenses.
In connection with the required routine repairs and maintenance that we perform or are performed by others on our helicopters, we rely on seven key vendors (Agusta Aerospace Corporation, Sikorsky Aircraft Corporation, American Eurocopter Corp., Bell Helicopter Textron Inc., Pratt and Whitney Canada, Turbomeca USA, Inc. and Honeywell International), for the supply and overhaul of components on our helicopters. Consolidations involving suppliers could further reduce the number of alternative suppliers for us and increase the cost of components. These vendors have historically been the manufacturers of helicopter components and parts, and their factories tend to work at or near full capacity supporting the helicopter production lines for new equipment. This leaves little capacity for the production of parts requirements for maintenance of our helicopters. The tight production schedules, as well as new regulatory requirements, the availability of raw materials or commodities, or the need to upgrade parts or product recalls can add to backlogs, resulting in key parts being in limited supply or available on an allocation basis. To the extent that these suppliers also supply parts for helicopters used by the U.S. military, parts delivery for our helicopters may be delayed during periods in which there are high levels of military operations. Any shortages could have an adverse impact on our ability to repair and maintain our helicopters. Our inability to perform timely repair and maintenance could result in our helicopters being underutilized and cause us to lose opportunities with existing or potential customers, each of which could have an adverse impact on our results of operations. Furthermore, our operations in remote locations, where delivery of these components and parts could take a significant period of time, may also impact our ability to repair and maintain our helicopters. Although every effort is made to mitigate such impact, this may pose a risk to our results of operations. In addition, supplier cost increases for critical helicopter components and parts can also adversely impact our results of operations. Cost increases are passed on to our customers through rate increases where possible, including as a component of contract escalation charges. However, as certain of our contracts are long-term in nature and may not have escalation or escalation may be tied to an index, which may not increase as rapidly as the cost of parts, we may see our margins erode. In addition, as many of our helicopters are manufactured by two European based companies, the cost of spare parts could be impacted by changes in currency exchange rates.
Our dependence on a small number of helicopter manufacturers poses a significant risk to our business and prospects, including our ability to execute our growth strategy.
Although our fleet includes equipment from all four of the major helicopter manufacturers, our current fleet expansion and replacement needs rely on contracts with two manufacturers. If any of the manufacturers with whom we contract face production delays due to, for example, natural disasters, labor strikes or unavailability of skilled labor, we may experience a significant delay in the delivery of previously ordered helicopters. During these periods, we may not be able to obtain additional helicopters with acceptable pricing, delivery dates or other terms. Delivery delays or our inability to obtain acceptable helicopters would adversely affect our revenues and profitability and could jeopardize our ability to meet the demands of our customers and execute our growth strategy. In addition, lack of availability of new helicopters resulting from a backlog in orders could result in an increase in prices for certain types of used helicopters. Furthermore, regulatory authorities may require us to temporarily or permanently remove certain helicopter models from service following certain incidents or accidents.
Our future growth may be impacted by our ability to expand into markets outside of the U.S. Gulf of Mexico and Alaska.
Our future growth will depend on our ability to expand into markets outside of the U.S. Expansion of our business depends on our ability to operate in these other regions.
Expansion of our business outside of the U.S. Gulf of Mexico and Alaska may be adversely affected by:

•	local regulations restricting foreign ownership of helicopter operators;

•	requirements to award contracts to local operators; and

•	the number and location of new drilling concessions granted by foreign governments.
We cannot predict the restrictions or requirements that may be imposed in the countries in which we operate or wish to operate. If we are unable to continue to operate or obtain and retain contracts in markets outside of the U.S. Gulf of Mexico and Alaska, our future business, financial condition and results of operations may be adversely affected, and our operations outside of the U.S. Gulf of Mexico and Alaska may not grow.

Our operations in the U.S. Gulf of Mexico were adversely impacted by the Deepwater Horizon drilling rig incident and resulting oil spill, and may be adversely impacted by proposed legislation and resulting litigation in response to that incident.
We are highly dependent on offshore oil and gas activities in the U.S. Gulf of Mexico. On April 22, 2010, the Deepwater Horizon, a semi-submersible deepwater drilling rig operating in the U.S. Gulf of Mexico, sank after an apparent blowout and fire resulting in a significant flow of hydrocarbons from the BP Macondo well. As a result, from May 2010 to October 2010, the U.S. Department of Interior imposed a moratorium on offshore drilling operations. Drilling resumed in November 2010 but activity in the U.S. Gulf of Mexico did not reach pre-blowout levels until September 2011. As a result of the blowout at the BP Macondo well and subsequent moratorium on drilling activities, our operating results were adversely affected in the fourth quarter of 2010 and the first half of 2011. In addition, as a result of the blowout, the U.S. Department of Interior issued new rules designed to improve drilling and workplace safety in the U.S. Gulf of Mexico, and various congressional committees began pursuing legislation to regulate drilling activities and increase liability. The Bureau of Ocean Energy Management, BSEE and Office of National Resources Revenue are expected to continue to issue new safety and environmental guidelines or regulations for drilling in the U.S. Gulf of Mexico, and other regulatory agencies could potentially issue new safety and environmental guidelines or regulations in other geographic regions, and may take other steps that could increase the costs of exploration and production, reduce the area of operations and result in permitting delays. We are monitoring legislation and regulatory developments; however, it is difficult to predict the ultimate impact of any new guidelines, regulations or legislation. A prolonged suspension of drilling activity or permitting delays in the U.S. Gulf of Mexico, new regulations and/or increased liability for companies operating in this sector, whether or not caused by a new incident in the region, could result in reduced demand for our services, and reduced cash flows and profitability.
In addition, our operations in the U.S. Gulf of Mexico, along with those of certain of our customers, may be adversely impacted by, among other factors:

•	the suspension, stoppage or termination by customers of existing contracts and the demand by customers for new or renewed contracts in the U.S. Gulf of Mexico and other affected regions;

•	unplanned customer suspensions, cancellations, rate reductions, non-renewals of commitments to charter aviation equipment or failures to finalize commitments to charter aviation equipment;

•	the cost or availability of relevant insurance coverage; and

•	adverse weather conditions and natural disasters including, but not limited to, hurricanes and tropical storms.
Any one or a combination of these factors could reduce revenues, increase operating costs and have a material adverse effect on our business, financial condition and results of operations.
Significant increases in fuel costs can have a material adverse effect on our business, financial condition and results of operations.
Fuel is essential to the operation of our helicopters and to our ability to carry out our transport services and is a key component of our operating expenses. High fuel costs can increase the cost of operating our helicopters. Any increased fuel costs may negatively impact our net sales, margins, operating expenses and results of operations. Although we have been able to pass along a significant portion of increased fuel costs to our customers in the past, we cannot assure you that we can do so again if another prolonged period of high fuel costs occurs. To the extent there is a significant increase in fuel costs that we are unable to pass on to our customers, it may have a material adverse effect on our business, financial condition and results of operations.
Our contracts generally can be terminated or downsized by our customers without penalty.
Many of our operating contracts and charter arrangements in the U.S. Gulf of Mexico and Alaska contain provisions permitting early termination by the customer for any reason, generally without penalty, and with limited notice requirements. In addition, many of our contracts permit our customers to decrease the number of helicopters under contract with a corresponding decrease in the fixed monthly payments without penalty. As a result, you should not place undue reliance on our customer contracts or the terms of those contracts. The termination of contracts by our significant customers or the decrease in their usage of our helicopter services could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to obtain work on acceptable terms covering some of our new helicopters, and some of our new helicopters may replace existing helicopters already under contract, which could adversely affect the utilization of our existing fleet.
As of December 31, 2012, we had placed orders for 11 new helicopters. One of these helicopters was delivered in January 2013, two are scheduled to be delivered in 2014 and three are scheduled to be delivered in 2015. Delivery dates for the remaining five helicopters have yet to be determined. Subsequent to December 31, 2012, we exercised an option to purchase one AW139 helicopter. Many of our new helicopters may not be covered by customer contracts when they are placed into service, and we cannot assure you as to when we will be able to utilize these new helicopters or on what terms. To the extent our helicopters are covered by a customer contract, many of these contracts are short-term, requiring us to seek renewals frequently. We also expect that some of our customers may request new helicopters in lieu of our existing helicopters, which could adversely affect the utilization of our existing fleet.
Adverse results of legal proceedings could have a material adverse effect on us.
We are subject to, and may in the future be subject to, a variety of legal proceedings and claims that arise out of the ordinary conduct of our business. Results of legal proceedings cannot be predicted with certainty. Irrespective of their merits, legal proceedings may be both lengthy and disruptive to our operations and may cause significant expenditure and diversion of management attention. We may be faced with significant monetary damages or injunctive relief against us that could have a material adverse effect on a portion of our business operations or a material adverse effect on our financial condition and results of operations.
We may undertake one or more significant corporate transactions that may not achieve their intended results, may adversely affect our financial condition and our results of operations or result in unforeseeable risks to our business.
We continuously evaluate the acquisition of operating businesses and assets and may in the future undertake one or more significant transactions. Any such transaction could be material to our business and could take any number of forms, including mergers, joint ventures and the purchase of equity interests. The consideration for such transactions may include, among other things, cash, common stock or equity interests in us or our subsidiaries, or a contribution of equipment to obtain equity interests, and in conjunction with a transaction we might incur additional indebtedness. We also routinely evaluate the benefits of disposing of certain of our assets. Such dispositions could take the form of asset sales, mergers or sales of equity interests.
These transactions may present significant risks such as insufficient revenues to offset liabilities assumed, potential loss of significant revenues and income streams, increased or unexpected expenses, inadequate return of capital, regulatory or compliance issues, the triggering of certain covenants in our debt instruments (including accelerated repayment) and unidentified issues not discovered in due diligence. In addition, such transactions could distract management from current operations. As a result of the risks inherent in such transactions, we cannot guarantee that any such transaction will ultimately result in the realization of its anticipated benefits or that it will not have a material adverse impact on our business, financial condition or results of operations. If we were to complete such an acquisition, disposition, investment or other strategic transaction, we may require additional debt or equity financing that could result in a significant increase in our amount of debt and our debt service obligations or the number of outstanding shares of our common stock, thereby diluting holders of our common stock outstanding prior to such acquisition.
We are subject to risks associated with our international operations.
We operate and contract-lease helicopters in international markets. During the years ended December 31, 2012 and 2011, approximately 22% and 28%, respectively, of our operating revenues resulted from our international operations. We expect to increase our international operations in the future. Our international operations are subject to a number of risks, including:

•	political conditions and events, including embargoes;

•	restrictive actions by U.S. and foreign governments, including in Brazil, India, Indonesia, Sweden and Spain, that could limit our ability to provide services in those countries;

•	the imposition of withholding or other taxes on foreign income, tariffs or restrictions on foreign trade and investment;

•	adverse tax consequences;

•	limitations on repatriation of earnings or currency exchange controls and import/export quotas;

•	nationalization, expropriation, asset seizure, blockades and blacklisting;

•	limitations in the availability, amount or terms, of insurance coverage;

•	loss of contract rights and inability to adequately enforce contracts;

•	political instability, war and civil disturbances or other risks that may limit or disrupt markets, such as terrorist attacks, piracy and kidnapping;

•	fluctuations in currency exchange rates, hard currency shortages and controls on currency exchange that affect demand for our services and our profitability;

•
potential noncompliance with a wide variety of laws and regulations, such as the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), and similar non-U.S. laws and regulations, including the U.K. Bribery Act 2010 (the “UKBA”);

•	labor strikes;

•	changes in general economic conditions;

•	adverse changes in foreign laws or regulatory requirements, including those with respect to flight operations and environmental protections; and

•	difficulty in staffing and managing widespread operations.
If we are unable to adequately address these risks, we could lose our ability to operate in certain international markets and our business, financial condition and results of operations could be materially and adversely affected.
There are risks associated with our debt structure.
As of December 31, 2012, our indebtedness consists of $200.0 million aggregate principal amount of our 7.750% senior notes due 2022 (“Senior Notes”), $50.0 million of borrowings outstanding under the Revolving Credit Facility and $33.1 million of aggregate indebtedness of one of our subsidiaries outstanding under two promissory notes. In addition, we have the ability to borrow up to $92.3 million under our Revolving Credit Facility, after taking into account the financial ratios we are required to maintain under the facility as discussed in more detail below.
The agreements governing our Revolving Credit Facility and the indenture governing our Senior Notes contain various covenants that limit our ability to, among other things:

•	make investments;

•	incur or guarantee additional indebtedness;

•	incur liens or pledge the assets of certain of our subsidiaries;

•	pay dividends;

•	enter into transactions with affiliates; and

•	enter into certain sales of all or substantially all of our assets, mergers and consolidations.
Our Revolving Credit Facility also requires that we maintain a maximum funded debt to EBITDA (as defined in our Revolving Credit Facility) ratio (the “RC Leverage Ratio”) of 5.0 to 1.0 (increased from 4.0 to 1.0 as a result of the issuance of our Senior Notes) and comply with certain other financial ratios. Failure to comply with these covenants is an event of default under the facility and, as a result, our ability to borrow under our Revolving Credit Facility is dependent on and limited by our ability to comply with the RC Leverage Ratio limit and other financial ratios. Refer to Item 7 of Part II— “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Senior Secured Revolving Credit Facility” for additional information.
As a result of a decrease in our operating revenues from contract-leasing activities in the year ended December 31, 2012, and the related impact on our EBITDA (as defined in our Revolving Credit Facility), SEACOR provided us with additional equity capital in 2012, which we used to repay borrowings under our Revolving Credit Facility so that we could maintain compliance with our financial ratios. Refer to Item 7 of Part II—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information. As we are no longer a subsidiary of SEACOR, we cannot expect to obtain capital from SEACOR in the future. Prior to consummation of the Series B Exchange (as defined below), SEACOR owned all of the outstanding shares of our Series B preferred stock. On December 18, 2012, we entered into an agreement with SEACOR (the “Series B Preferred Stock Exchange Agreement”) pursuant to which SEACOR transferred to us 500,000 shares of our Series B preferred stock ($50.0 million in liquidation value) that it held in partial satisfaction for the benefit that SEACOR (and other SEACOR U.S. federal consolidated group members) will receive by applying U.S. federal net operating losses generated by us in 2012 against SEACOR group taxable income. We repurchased for cash the remaining 500,000 shares of Series B preferred stock ($50.0 million in liquidation value) outstanding not transferred to us as described in the preceding sentence for $50.0 million (the transfer and purchase collectively referred to as the “Series B Exchange”). We funded the cash portion of the Series B exchange with borrowings under our Revolving Credit Facility. If we continue to experience reduced operating revenues from certain of our contract-leasing activities, our ability to utilize our Revolving Credit Facility may be limited and we may require additional investments in our capital stock to maintain our financial ratio within applicable limits. Any inability to borrow under our Revolving Credit Facility could have a material adverse effect on our ability to make capital expenditures, on our results of operations and on our liquidity. Further, failure to maintain the financial ratios required under the Revolving Credit Facility would constitute an event of default, allowing the lenders under our Revolving Credit Facility to declare the entire balance of any and all sums payable under the Revolving Credit Facility immediately due and payable, which in turn would permit the holders of the Senior Notes to accelerate maturity of the Senior Notes as well.
Our ability to meet our debt service obligations and refinance our indebtedness, including any future debt that we may incur, will depend upon our ability to generate cash in the future from operations, financings or asset sales, which are subject to general economic conditions, industry cycles, seasonality and other factors, some of which may be beyond our control. If we cannot repay or refinance our debt as it becomes due, we may be forced to sell assets or take other disadvantageous actions, including (i) reducing financing in the future for working capital, capital expenditures and general corporate purposes or (ii)

dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in our industry could be impaired. The lenders who hold such debt could also accelerate amounts due, which could potentially trigger a default or acceleration of our other debt.
Our future debt levels and the terms of any future indebtedness we may incur may contain restrictive covenants and limit our liquidity and our ability to obtain additional financing and pursue acquisitions and joint ventures or purchase new helicopters. Tight credit conditions could limit our ability to secure additional financing, if required, due to difficulties accessing the credit and capital markets.
Our global operations are subject to foreign currency, interest rate, fixed-income, equity and commodity price risks.
We are exposed to currency fluctuations and exchange rate risks. We purchase some of our helicopters and helicopter parts from foreign manufacturers and maintain operations in foreign countries, which results in portions of our revenues and expenses being denominated in foreign currencies. We attempt to minimize our exposure to currency exchange risk by contracting the majority of our services in U.S. dollars. As a result, a strong U.S. dollar may increase the local cost of our services that are provided under the U.S. dollar denominated contracts, which may reduce demand for our services in foreign countries. Some of these risks may be hedged, but fluctuations could impact our financial condition and our results of operations. Our financial condition and our results of operations may also be affected by the cost of hedging activities that we undertake to protect against currency exchange risk. We operate in countries with foreign exchange controls, including Brazil and India. These controls may limit our ability to repatriate funds from our unconsolidated foreign affiliates or otherwise convert local currencies into U.S. dollars. These limitations could adversely affect our ability to access cash from these operations and our liquidity.
We are subject to governmental regulation that limits foreign ownership of helicopter companies.
We are subject to governmental regulation that limits foreign ownership of helicopter companies. Failure to comply with regulations and requirements for citizen ownership in the various markets in which we operate and may operate in the future, may subject our helicopters to deregistration or impoundment. If required levels of citizen ownership are not met or maintained, joint ventures in which we have significant investments also could be prohibited from operating within these countries. Deregistration of our helicopters or helicopters operated by our joint venture partners for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct operations within these markets. We cannot assure you that there will be no changes in aviation laws, regulations, required levels of citizen ownership, or administrative requirements or the interpretations thereof, that could restrict or prohibit our ability to operate in certain regions. Any such restriction or prohibition on our ability to operate may have a material adverse effect on our business, financial condition, and results of operations.
We limit foreign ownership of our company, which could reduce the price of our common stock and cause owners of our common stock who are not U.S. persons to lose their voting rights.
Our amended and restated certificate of incorporation provides that persons or entities that are not “citizens of the U.S.” (as defined in the Federal Aviation Act of 1958) shall not collectively own or control more than 24.9% of the voting power of our outstanding capital stock (the “Permitted Foreign Ownership Percentage”) and that, if at any time persons that are not citizens of the U.S. nevertheless collectively own or control more than the Permitted Foreign Ownership Percentage, the voting rights of our outstanding voting capital stock in excess of the Permitted Foreign Ownership Percentage owned by stockholders who are not citizens of the U.S. shall automatically be reduced. These voting rights will be reduced pro rata among the holders of voting shares who are not citizens of the U.S. to equal the Permitted Foreign Ownership Percentage based on the number of votes to which the underlying voting securities are entitled. Shares held by persons who are not citizens of the U.S. may lose their associated voting rights and be redeemed as a result of these provisions. These restrictions may also have a material adverse impact on the liquidity or market value of our common stock because holders may be unable to transfer our common stock to persons who are not citizens of the U.S.
If we do not restrict the amount of foreign ownership of our common stock, we may fail to remain a U.S. citizen, might lose our status as a U.S. air carrier and be prohibited from operating helicopters in the U.S., which would adversely impact our business, financial condition and results of operations.
Since we hold the status of a U.S. air carrier under the regulations of both the U.S. DOT and the FAA and we engage in the operating and contract-leasing of helicopters in the U.S., we are subject to regulations pursuant to Title 49 of the Transportation Code (“Transportation Code”) and other statutes (collectively, “Aviation Acts”). The Transportation Code requires that Certificates to engage in air transportation be held only by citizens of the U.S. as that term is defined in the relevant section of the Transportation Code. That section requires: (i) that our president and two-thirds of our board of directors and other managing officers be U.S. citizens; (ii) that at least 75% of our outstanding voting stock be owned by U.S. citizens; and (iii) that we must be under the actual control of U.S. citizens. Further, our helicopters operating in the U.S. must generally be registered in the U.S. In order to register such helicopters under the Aviation Acts, we must be owned or controlled by U.S. citizens. Although our amended and restated certificate of incorporation and amended and restated bylaws contain provisions intended to ensure compliance with the provisions of the Aviation Acts, a failure to maintain compliance would result in loss of our air carrier status and thereby adversely affect our business, financial condition and results of operations and we would be prohibited from both operating as an air carrier and operating helicopters in the U.S. during any period in which we did not comply with these regulations.
The Outer Continental Shelf Lands Act, as amended, provides the federal government with broad discretion in regulating the leasing of offshore resources for the production of oil and gas.
We currently derive a significant portion of our revenues from helicopter services we provide in the U.S. Gulf of Mexico for the purposes of offshore oil and gas exploration, development and production. As such, we are subject to the U.S. government’s exercise of authority under the provisions of the Outer Continental Shelf Lands Act that restrict the availability of offshore oil and gas leases by requiring lease conditions such as the implementation of safety and environmental protections, the preparation of spill contingency plans and air quality standards for certain pollutants, the violations of which could result in potential court injunctions curtailing operations and lease cancellations and by requiring that all pipelines operating on or across the outer continental shelf provide open and nondiscriminatory access to shippers. These provisions could adversely impact exploration and production activity in these regions. If activity in oil and gas exploration, development and production in these regions declines, our business, financial condition and results of operations could be materially and adversely affected.
We are subject to tax and other legal compliance risks, including anti-corruption statutes, the violation of which may adversely affect our business and operations.
As a global business, we are subject to complex laws and regulations in the U.S. and other countries in which we operate. Changes in laws or regulations and related interpretations and other guidance could result in higher expenses and payments. Uncertainty relating to such laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights.
In order to compete effectively in certain foreign jurisdictions, we seek to establish joint ventures with local operators or strategic partners. We are subject to a variety of tax and legal compliance risks. These risks include, among other things, possible liability relating to taxes and compliance with U.S. and foreign export laws, competition laws and regulations, including the FCPA and the UKBA. The FCPA generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or maintaining business. The UKBA has similar provisions. We could be charged with wrongdoing for any of these matters as a result of our actions or the actions of our agents, local partners or joint ventures, even though these parties may not be subject to such statutes. If convicted or found liable of tax or other legal infractions, or if we have been determined to be in violation of the FCPA, we could be subject to significant fines, penalties, repayments, other damages (in certain cases, treble damages), or suspension or debarment from government contracts, which could have a material adverse effect on our business, financial condition and results of operations. We are also subject to laws in the U.S. and outside of the U.S. regulating competition.
Independently, failure of us or one of our joint ventures or strategic partners to comply with applicable export and trade practice laws could result in civil or criminal penalties and suspension or termination of export privileges.
Negative publicity may adversely impact us.
Media coverage and public statements that insinuate improper actions by us or relate to accidents or other issues involving the safety of our helicopters or operations, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation or governmental investigations by regulators. Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs and divert resources. Negative publicity may have an adverse impact on our reputation, our customer relationships and the morale of our employees, which could adversely affect our business, cash flows from operations, financial condition and results of operations.
Our inability to attract and retain qualified personnel could have an adverse effect on our business.
Attracting and retaining qualified pilots, mechanics and other highly skilled personnel is an important factor in our future success. Our inability to attract and retain qualified personnel could have an adverse effect on our business and our growth strategy. Many of our customers require pilots with very high levels of flight experience. In addition, the maintenance of our helicopters requires mechanics that are trained and experienced in servicing particular makes and models of helicopters. The market for these highly skilled personnel is competitive and we cannot be certain that we will be successful in attracting and retaining qualified personnel in the future. In addition, if we enter into new markets or obtain additional customer contracts or the demand for our services increases, we may be required to hire additional pilots, mechanics and other flight-related personnel, which we may not be able to do on a timely or cost-effective basis.
If our employees were to unionize, our operating costs could increase.
Our employees are not currently represented by a collective bargaining agreement. However, we have no assurances that our employees will not unionize in the future. If any of our employees were to unionize, it could increase our operating costs, force us to alter our operating methods and/or have a material adverse effect on our results of operations.

Environmental regulation and liabilities, including new or developing laws and regulations, may increase our costs of operations and adversely affect us.
Our business is subject to federal, state, local and international laws and regulations relating to environmental protection and occupational safety and health, including laws that govern the discharge of oil and pollutants into navigable waters. Such laws include the federal Water Pollution Control Act, also known as the Clean Water Act, which imposes restrictions on the discharge of pollutants to the navigable waters of the U.S. We are also subject to the Coastal Zone Management Act, which authorizes state development and implementation of certain programs to manage water pollution to restore and protect coastal waters. In addition, because our operations generate and, in some cases, involve the transportation of hazardous wastes, we are subject to the Federal Resource Conservation and Recovery Act, which regulates the use, generation, transportation, treatment, storage and disposal of hazardous and certain non-hazardous wastes. Violations of these laws, along with comparable state and local laws, may result in civil and criminal penalties, fines, injunctions or other sanctions. We are also subject to the Comprehensive Environmental Response, Compensation and Liability Act and certain comparable state laws, which establish strict and, under certain circumstances, joint and several liabilities for specified parties in connection with liability for the investigation and remediation of releases of hazardous materials into the environment and damages to natural resources. Such liability can arise even as a result of conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or third parties. In addition, our customers in the oil and gas exploration, development and production industry are affected by environmental laws and regulations, which have recently become stricter as a result of the Deepwater Horizon matter (discussed above), that restrict their activities and may result in reduced demand for our services.
Any failure by us to comply with any environmental laws and regulations may result in administrative, civil or criminal sanctions, revocation or denial of permits or other authorizations, imposition of limitations on our operations, and site investigatory, remedial or other corrective actions.
Environmental laws and regulations change frequently, which makes it difficult to predict their cost or impact on our results of operations. In recent years, governments have increasingly focused on climate change, carbon emissions, and energy use. Laws and regulations that curb the use of energy, or require the use of renewable fuels or renewable sources of energy—such as wind or solar power—could result in a reduction in demand for hydrocarbon-based fuels such as oil and natural gas. In addition, governments could pass laws, regulations or taxes that increase the cost of fuel, thereby impacting both demand for our services and also our cost of operations. Such initiatives could have a material adverse effect on our business, financial condition and results of operations.
Actions taken by Government Agencies, such as the Department of Commerce, the Department of Transportation and the Federal Aviation Administration, could increase our costs and prohibit or reduce our ability to operate successfully.
Our operations are highly regulated by several U.S. government regulatory agencies.  For example, as a certified air carrier, we are subject to regulations promulgated by the DOT and the FAA. The FAA regulates our flight operations and imposes requirements with respect to personnel, aircraft, ground facilities and other aspects of our operations, including:

•	certification and reporting requirements;

•	inspections;

•	maintenance standards;

•	personnel training standards; and

•	maintenance of personnel and aircraft records.
The Department of Transportation can review our economic fitness to continue our operations, both presently and if a substantial change occurs to our management, ownership or capital structure, among other things. The Department of Commerce, through its International Traffic in Arms Regulations, regulates our imports and exports of aircraft (through leases and sales) as well as parts sales to international customers and the use of certain regulated technology in domestic and international airspace. If we fail to comply with these laws and regulations, or if these agencies develop concerns over our operations, we could face administrative, civil and/or criminal penalties.   In addition, we may become subject to regulatory actions that could suspend, curtail or significantly modify our operations.  A suspension or substantial curtailment of our operations or any substantial modification of our current operations may have a material adverse effect on our business, financial condition and results of operations.
For example, the Pilot Records Improvement Act of 1996 (the “PRIA”) requires an air carrier to request, receive and evaluate certain information concerning a pilot/applicant's training, experience, qualification and safety background, before beginning service as a pilot.  As a result of an internal audit we became aware that a significant number of our pilots did not have complete PRIA background information contained in their personnel files.  We immediately notified the FAA and implemented procedures to obtain the missing information and to ensure future compliance. The FAA may refer this matter to its Enforcement division, which could result in a significant civil penalty or other FAA actions.
Future changes to the regulations and laws under which we operate, and promulgation of new regulations and laws also could have a material adverse effect on our business, financial position and results of operations.
Our FBO in Alaska is subject to extensive government regulation and other cost-related risks that could disrupt operations.
Our FBO in Alaska is subject to oversight by the Ted Stevens Anchorage International Airport, is dependent upon that airport being “open for business” and is subject to federal regulatory requirements by the FAA, the Transportation Security Administration (the “TSA”) and other agencies. If the FAA, TSA or other agencies were to impose significant operating restrictions or increase insurance obligations such that insurance could not be obtained or purchased for a reasonable cost, or if any federal regulatory requirement were to require significant expenditure, the market for services from our FBO could be significantly impaired or entirely eliminated. In addition, the biggest revenue producing activity at our FBO, fuel sales to transient customers, could be adversely impacted by increases in fuel prices, the ability of our competitors to undercut our pricing, restrictions on private air travel and/or taxes on fuel or aircraft, any of which could make private air travel prohibitively expensive. Should the FBO’s operations be restricted or shut down, whether due to regulatory issues, the weather, a natural disaster, terrorist activity, or any other reason, our operations could be adversely impacted.
Our stock price may fluctuate significantly.
Our common stock has limited trading history. The trading price of our common stock may be volatile and subject to wide price fluctuations in response to various factors, including:

•	market conditions in the broader stock market;

•	actual or anticipated fluctuations in our quarterly financial condition and results of operations;

•	introduction of new equipment or services by us or our competitors;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	sales, or anticipated sales, of large blocks of our stock;

•	additions or departures of key personnel;

•	regulatory or political developments;

•	litigation and governmental investigations; and

•	changing economic conditions.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our common stock.
For as long as we are an emerging growth company, we will be exempt from certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.
In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act (the “JOBS Act”). The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company, which is defined as a company with annual gross revenues of less than $1 billion, that has been a public reporting company for a period of less than five years, and that does not have a public float of $700 million or more in securities held by non-affiliated holders. For as long as we are an emerging growth company, unlike other public companies, unless we elect not to take advantage of applicable JOBS Act provisions, we will not be required to (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (iii) comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”), such as requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (v) provide certain disclosure regarding executive compensation required of larger public companies or (vi) hold stockholder advisory and other votes on executive compensation. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We do not intend to take advantage of such extended transition period. This election is irrevocable pursuant to Section 107 of the JOBS Act.
As a result of becoming a public company, in connection with the Spin-off, we are subject to requirements that will be burdensome and costly.
Prior to the Spin-off, we operated our business as a segment of a public company. As a result of the Spin-off, we became an independent, public company and are required to file with the SEC annual and quarterly information and other reports that are specified in Section 13 of the Exchange Act and are required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, we are now subject to other reporting and corporate governance requirements, including the requirements of the New York Stock Exchange (“NYSE”), and certain provisions of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder, which impose significant compliance obligations upon us. As a public company, we are required to:

•	prepare and distribute periodic public reports and other stockholder communications in compliance with our obligations under the federal securities laws and NYSE rules;

•	create or expand the roles and duties of our board of directors and committees of the board of directors;

•	institute more comprehensive financial reporting and disclosure compliance functions;

•	supplement our internal accounting and auditing function, including hiring additional staff with expertise in accounting and financial reporting for a public company;

•	enhance and formalize closing procedures at the end of our accounting periods;

•	enhance our internal audit function;

•	enhance our investor relations function;

•	establish new internal policies, including those relating to disclosure controls and procedures; and

•	involve and retain to a greater degree outside counsel and accountants in the activities listed above.
These changes require a significant commitment of additional resources. We may not be successful in implementing these requirements and implementing them could adversely affect our business or results of operations. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our results of operations on a timely and accurate basis could be impaired.
Failure to establish and maintain effective internal controls over financial reporting could have an adverse effect on our business, operating results and stock price.
Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. To date, we have not identified any material weaknesses related to our internal control over financial reporting or disclosure controls and procedures, although we have not conducted an audit of our controls. If we are unable to maintain adequate internal controls, our business and operating results could be harmed. We are also in the process of evaluating how to document and test our internal control procedures to satisfy the requirements of Section 404 of Sarbanes-Oxley and the related rules of the SEC, which require, among other things, our management to assess annually the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2013 and, to the extent we are no longer an emerging growth company, our independent registered public accounting firm to issue a report on our internal control over financial reporting. During the course of this documentation and testing, we may identify deficiencies that we may be unable to remedy before the requisite deadline for those reports. Our auditors have not conducted an audit of our internal control over financial reporting. Any failure to remediate material weaknesses noted by us or our independent registered public accounting firm or to implement required new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If our management or our independent registered public accounting firm were to conclude in their reports that our internal control over financial reporting was not effective, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly. Failure to comply with Section 404 of Sarbanes-Oxley could potentially subject us to sanctions or investigations by the SEC, the FINRA, the NYSE or other regulatory authorities.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law may discourage, delay or prevent a change of control of our company or changes in our management.
Our amended and restated certificate of incorporation and bylaws include certain provisions that could have the effect of discouraging, delaying or preventing a change of control of our company or changes in our management, including, among other things:

•	restrictions on the ability of our stockholders to fill a vacancy on the board of directors;

•	restrictions related to the ability of non-U.S. citizens owning our common stock;

•
our ability to issue preferred stock with terms that the board of directors may determine, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the absence of cumulative voting in the election of directors which may limit the ability of minority stockholders to elect directors; and

•
advance notice requirements for stockholder proposals and nominations, which may discourage or deter a potential acquirer from soliciting proxies to elect a particular slate of directors or otherwise attempting to obtain control of us.

These provisions in our amended and restated certificate of incorporation and bylaws may discourage, delay or prevent a transaction involving a change in control of our company that is in the best interest of our stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts.
Risk Factors Relating to the Spin-off
Our historical financial information may not be representative of the results we would have achieved as a stand-alone public company and may not be a reliable indicator of our future results.
Our historical financial information may not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during the periods presented or those that we will achieve in the future. The costs and expenses reflected in our historical financial information include an allocation for certain corporate functions historically provided by SEACOR, that may be different from the comparable expenses that we would have incurred had we operated as a stand-alone company. Our historical financial information does not reflect changes that will occur in our cost structure, financing and operations as a result of our transition to becoming a stand-alone public company, including changes in our cash management, employee base, potential increased costs associated with reduced economies of scale and increased costs associated with SEC reporting and NYSE requirements.
We rely on SEACOR’s performance under various agreements and we will continue to be dependent on SEACOR to provide us with support services for our business.
We have entered into various agreements with SEACOR in connection with the separation, including an Amended and Restated Transition Services Agreement, Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement and the Series B Preferred Stock Exchange Agreement. These agreements govern our relationship with SEACOR subsequent to the separation. It is possible that if SEACOR were to fail to fulfill its obligations under these agreements we could suffer operational difficulties or significant losses.
If we are required to indemnify SEACOR for certain liabilities and related losses arising in connection with any of these agreements, we may be subject to substantial liabilities, which could materially adversely affect our financial position. If SEACOR is required to indemnify us for certain liabilities and related losses arising in connection with any of these agreements, we may be subject to substantial liabilities if SEACOR does not fulfill its obligations, which could materially adversely affect our financial position.
Under the terms of the Amended and Restated Transition Services Agreement, SEACOR continues to provide us on an interim basis with certain support services, including payroll processing, information systems support, benefit plan management, cash disbursement support, cash receipt processing and treasury management. We expect these services to be provided for varying durations but no greater than two years. Although SEACOR is contractually obligated to provide us with services during the term of the agreement, we cannot assure you that these services will be performed as efficiently or proficiently after the expiration of the agreement, or that we will be able to replace these services in a timely manner or on comparable terms. They also contain provisions that may be more favorable than terms and provisions we might have obtained in arms-length negotiations with unaffiliated third parties. When SEACOR ceases to provide services pursuant to the agreement, our costs of procuring those services from third parties may increase. In addition, we may not be able to replace these services or enter into appropriate third-party agreements on terms and conditions, including cost, comparable to those under the Amended and Restated Transition Services Agreement. Although we intend to replace some of the services that will be provided by SEACOR under the Amended and Restated

Transition Services Agreement, we may encounter difficulties replacing certain services or be unable to negotiate pricing or other terms as favorable as those we currently have in effect. To the extent that we may require additional support from SEACOR not addressed in the Amended and Restated Transition Services Agreement, we would need to negotiate the terms of receiving such corporate support in future agreements.
We may not realize all of the anticipated benefits of the Spin-off.
As an independent, publicly traded company, we believe that our business will benefit from, among other things, allowing us to better focus our financial and operational resources on our specific business, allowing our management to design and implement corporate strategies and policies that are based primarily on the business characteristics and strategic decisions of our business, allowing us to more effectively respond to industry dynamics and allowing the creation of effective incentives for our management and employees that are more closely tied to our business performance. However, we may not be able to achieve some or all of the benefits that we believe we can achieve as an independent company in the time we expect, if at all. Because our business has previously operated as part of the wider SEACOR organization, we may not be able to successfully implement the changes necessary to operate independently and may incur additional costs that could adversely affect our business.
If there is a determination that the separation is taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertakings underlying the IRS ruling or tax opinion are incorrect or for any other reason, then SEACOR, its stockholders that are subject to U.S. federal income tax and Era Group could incur significant U.S. federal income tax liabilities.
In connection with the Spin-off, SEACOR received a private letter ruling from the IRS, together with an opinion of Weil, Gotshal & Manges LLP, tax counsel to SEACOR, substantially to the effect that, among other things, the separation qualifies as a transaction that is tax-free for U.S. federal income tax purposes under Section 355 of the Code. The ruling and opinion rely on certain facts, assumptions, representations and undertakings from SEACOR and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, SEACOR and its stockholders may not be able to rely on the ruling or the opinion and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinion of tax counsel, the IRS could determine on audit that the separation is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of SEACOR or us after the separation. If the separation is determined to be taxable, SEACOR, its stockholders that are subject to U.S. federal income tax and Era Group could incur significant U.S. federal income tax liabilities
Prior to the separation, we and SEACOR entered into the Tax Matters Agreement that governs the parties' respective rights, responsibilities and obligations with respect to taxes, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and assistance and cooperation in respect of tax matters. Taxes relating to or arising out of the failure of certain of the transactions described in the private letter ruling request and the opinion of tax counsel to qualify as a tax-free transaction for U.S. federal income tax purposes will be borne by SEACOR, except, in general, if such failure is attributable to our action or inaction or SEACOR's action or inaction, as the case may be, or any event (or series of events) involving our assets or stock or the assets or stock of SEACOR, as the case may be, in which case the resulting liability will be borne in full by us or SEACOR, respectively.
Our obligations under the Tax Matters Agreement are not limited in amount or subject to any cap. Further, even if we are not responsible for tax liabilities of SEACOR and its subsidiaries under the Tax Matters Agreement, we nonetheless could be liable under applicable tax law for such liabilities if SEACOR were to fail to pay them. If we are required to pay any liabilities under the circumstances set forth in the Tax Matters Agreement or pursuant to applicable tax law, the amounts may be significant.
We may not be able to engage in certain corporate transactions for a period of time after the separation.
To preserve the tax-free treatment to SEACOR of the separation, under the Tax Matters Agreement that we entered into with SEACOR, we may not take any action that would jeopardize the favorable tax treatment of the distribution. These restrictions may limit our ability to pursue certain strategic transactions or engage in other transactions that might increase the value of our business for the two-year period following the separation. Refer to Item 13 of Part III—“Certain Relationships and Related Party Transactions—Agreements between SEACOR and Era Group Relating to the Separation—Tax Matters Agreement” for additional information.
A number of our directors and executive officers own common stock and other equity instruments of SEACOR, which could cause conflicts of interests.
Our Non-Executive Chairman and a number of our other directors and officers own a substantial amount of SEACOR common stock along with other equity instruments, the value of which is related to the value of common stock of SEACOR. The direct and indirect interests of our Non-Executive Chairman and other directors and officers in common stock of SEACOR and the presence of certain of SEACOR’s principal executives on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and SEACOR that could have different implications for SEACOR than they do for us. As a result, we may be precluded from pursuing certain opportunities on which we would otherwise act, such as acquisitions or other opportunities for expansion that would otherwise fit within our business model or would complement our growth strategy.
The Spin-off may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements.
The distribution was subject to review under various state and federal fraudulent conveyance laws. Fraudulent conveyance laws generally provide that an entity engages in a constructive fraudulent conveyance when (i) the entity transfers assets and does not receive fair consideration or reasonably equivalent value in return, and (ii) the entity (a) is insolvent at the time of the transfer or is rendered insolvent by the transfer, (b) has unreasonably small capital with which to carry on its business, or (c) intends to incur or believes it will incur debts beyond its ability to repay its debts as they mature. An unpaid creditor or an entity acting on behalf of a creditor (including without limitation a trustee or debtor-in-possession in a bankruptcy by us or SEACOR or any of our respective subsidiaries) may bring an action alleging that the distribution or any of the related transactions constituted a constructive fraudulent conveyance. If a court accepts these allegations, it could impose a number of remedies, including without limitation, voiding our claims against SEACOR, requiring our stockholders to return to SEACOR some or all of the shares of our common stock issued in the distribution, or providing SEACOR with a claim for money damages against us in an amount equal to the difference between the consideration received by SEACOR and the fair market value of our company at the time of the distribution.
The measure of insolvency for purposes of the fraudulent conveyance laws will vary depending on which jurisdiction’s law is applied. Generally, an entity would be considered insolvent if (1) the present fair saleable value of its assets is less than the amount of its liabilities (including contingent liabilities); (2) the present fair saleable value of its assets is less than its probable liabilities on its debts as such debts become absolute and matured; (3) it cannot pay its debts and other liabilities (including contingent liabilities and other commitments) as they mature; or (4) it has unreasonably small capital for the business in which it is engaged. We cannot assure you what standard a court would apply to determine insolvency or that a court would determine that we, SEACOR or any of our respective subsidiaries were solvent at the time of or after giving effect to the distribution.
The distribution of our common stock is also subject to review under state corporate distribution statutes. Under the General Corporation Law of the State of Delaware, a corporation may only pay dividends to its stockholders either (i) out of its surplus (net assets minus capital) or (ii) if there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Although SEACOR intends to make the distribution of our common stock entirely from surplus, we cannot assure you that a court will not later determine that some or all of the distribution to SEACOR stockholders was unlawful.
As a condition to the distribution, the SEACOR board of directors obtained an opinion from a nationally recognized provider of such opinions that SEACOR and Era Group were each solvent and adequately capitalized immediately after the separation. We cannot assure you, however, that a court would reach the same conclusions set forth in such opinion in determining whether SEACOR or we were insolvent at the time of, or after giving effect to, the Spin-off, or whether lawful funds were available for the separation and the distribution to SEACOR’s stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our executive offices are located in Houston, Texas and we maintain our U.S. Gulf of Mexico regional headquarters in Lake Charles, Louisiana, where we coordinate operations for the entire U.S. Gulf of Mexico, manage the support of our worldwide operations and house our primary maintenance facility and training center. We maintain additional bases in the U.S. Gulf of Mexico near key offshore development sites as well.
In addition, we maintain six operating bases in Alaska, including the regional headquarters in Anchorage and two seasonal locations to support flightseeing activity. Medical services are typically provided from customer-owned facilities.
Helicopters are the principal physical properties owned by the Company and are more fully described in “Item 1. Business.”

ITEM 3.	LEGAL PROCEEDINGS
On June 12, 2009, a purported civil class action was filed against SEACOR, Era Group Inc., Era Helicopters LLC and three other defendants (collectively, the “Defendants”) in the U.S. District Court for the District of Delaware, Superior Offshore International, Inc. v. Bristow Group Inc., et al., No. 09-CV-438 (D. Del.). The Complaint alleged that the Defendants violated federal antitrust law by conspiring with each other to raise, fix, maintain or stabilize prices for offshore helicopter services in the U.S. Gulf of Mexico during the period January 2001 to December 2005. The purported class of plaintiffs included all direct purchasers of such services and the relief sought included compensatory damages and treble damages. On September 4, 2009, the Defendants filed a motion to dismiss the Complaint. On September 14, 2010, the Court entered an order dismissing the Complaint. On September 28, 2010, the plaintiffs filed a motion for reconsideration and amendment and a motion for re-argument (the “Motions”). On November 30, 2010, the Court granted the Motions, amended the Court’s September 14, 2010 Order to clarify that the dismissal was without prejudice, permitted the filing of an amended Complaint, and authorized limited discovery with respect to the new allegations in the amended Complaint. Following the completion of such limited discovery, on February 11, 2011, the Defendants filed a motion for summary judgment to dismiss the amended Complaint with prejudice. On June 23, 2011, the District Court granted summary judgment for the Defendants. On July 22, 2011, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Third Circuit. On July 27, 2012, the Third Circuit Court of Appeals affirmed the District Court’s grant of summary judgment in favor of the defendants. On August 9, 2011, Defendants moved for certain excessive costs, expenses, and attorneys' fees under 28 U.S.C. § 1927 (the “Fee Motion”). On October 9, 2012, the District Court denied the Fee Motion.
In the normal course of our business, we become involved in various other litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining our potential exposure to these matters and has recorded reserves in its financial statements related thereto as appropriate. It is possible that a change in our estimates related to these exposures could occur, but we do not expect such changes in estimated costs would have a material effect on our consolidated financial position or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Officers of Era Group serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of Era Group as of December 31, 2012 were as follows:

Name	Age	Position
Sten L. Gustafson	45
Chief Executive Officer since April 2012. Mr. Gustafson was appointed a Director of the Company in November 2012. From 2009 until 2012, Mr. Gustafson served as Managing Director and Head of Energy, Americas at Deutsche Bank Securities. From 2004 until 2009, Mr. Gustafson was an investment banker at UBS Investment Bank. In addition, Mr. Gustafson is an officer and director of certain Era Group joint ventures and subsidiaries.

Christopher S. Bradshaw	36
Executive Vice President and Chief Financial Officer since October 2012. From 2009 until 2012, Mr. Bradshaw served as Managing Partner and Chief Financial Officer of U.S. Capital Advisors LLC, an independent financial advisory firm. Prior to co-founding U.S. Capital Advisors, he was an energy investment banker at UBS Securities LLC (from 2004 to 2009), Morgan Stanley & Co. (from 2000 to 2004), and PaineWebber Incorporated (from 1999 to 2000). In addition, Mr. Bradshaw is an officer and director of certain Era Group joint ventures and subsidiaries.

Anna M. Goss	43
Senior Vice President—Finance and Chief Accounting Officer since October 2012 and pursuant to a separation and consulting agreement dated February 27, 2013 will serve in such position until May 31, 2013 and as a consultant for the Company through November 30, 2013. From December 2004 through October 2011, Ms. Goss served as the Company's Chief Financial Officer, and as Vice President—Finance of the Company from October 2011 through October 2012.

Stuart Stavley	40
Senior Vice President—Fleet Management since October 2012. From October 2010 to October 2012, Mr. Stavley served as Vice President—Fleet Management of the Company. From September 2008 through October 2010 he served as the Company's Director of Technical Services and from September 2005 through September 2008 as the Company's Director of Maintenance. He began with the Company in 1993 and prior to September 2005 also served as Chief Inspector and Field AMT.

Robert Reguero	37
Senior Vice President—International since October 2012. From November 2009 through April 2012, Mr. Reguero served as Director of International Business Development of the Company. He was appointed the Company's Director of Marketing in April 2012. From August 2007 through October 2009, Mr. Reguero was Commercial Director of AVINCO SAM and from April 2005 to August 2007, Mr. Reguero was Key Account Manager for Oil and Gas America. He served as Product and Services Policy Manager for Eurocopter France from February 2002 to April 2005.

Paul White	37
Senior Vice President—Domestic since October 2012. From August 2010 to October 2012, Mr. White served as Vice President, General Manager Gulf of Mexico of the Company. Mr. White served as the Company's General Manager of Training from September 2008 to August 2010 and Director of Training from 2007 to 2010. Previously Mr. White served in various roles for the Company including Pilot, Check Airman, Senior Check Airman and Assistance Chief Pilot CFP Part 135.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for the Company’s Common Stock
Era Group’s Common Stock trades on the New York Stock Exchange (“NYSE”) under the trading symbol “ERA.” A “when-issued” trading market for Era Group's Common Stock on the NYSE began on January 22, 2013 and “regular-way” trading of Era Group’s Common Stock began on February 1, 2013. Prior to January 22, 2013, there was no public market for Era Group’s Common Stock. Set forth in the table below for the periods presented are the high and low sale prices for Era Group’s Common Stock.

	HIGH	LOW
Fiscal Year Ending December 31, 2013:
First Quarter (through February 25, 2013)	$23.80	$20.45

Holders of Record
As of February 25, 2013, there were 141 holders of record of Common Stock.
Dividends
We have not paid cash dividends and do not currently intend to pay dividends on our Common Stock. We intend to retain all available funds and any future earnings to reduce debt and fund the development and growth of our business. Our Revolving Credit Facility and Senior Notes limit our ability to pay dividends. Future agreements we may enter into, including with respect to any future debt we may incur, may also further limit or restrict our ability to pay dividends. Any future determination to pay dividends will be at the discretion of our board of directors and will take into account:

•	restrictions in our Revolving Credit Facility, Senior Notes and other debt instruments of ours outstanding at that time;

•	general economic and business conditions;

•	our financial condition and results of operations;

•	our capital requirements and the capital requirements of our subsidiaries;

•	the ability of our operating subsidiaries to pay dividends and make distributions to us; and

•	such other factors as our board of directors may deem relevant.
Company Purchase of Equity Securities
On June 8, 2012, we issued 300,000 shares of our Series B preferred stock, to SEACOR for aggregate cash proceeds of $30,000,000. The issuance of the Series B preferred stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. On September 25, 2012, we issued 700,000 shares of Series B preferred stock to SEACOR for aggregate cash proceeds of $70,000,000. The issuance of Series B preferred stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The proceeds were used to reduce outstanding borrowings under the Revolving Credit Facility.
Holders of Series B preferred stock may convert all or any portion of the Series B preferred stock, at their option, at any time prior to an initial public offering of the Company's Class A common stock at the conversion rate of 4.375 shares of Class B common stock for each share of Series B preferred stock, subject to certain anti-dilution adjustments. Prior to the 46 calendar days following a qualified public offering (as defined by the amended and restated certificate of incorporation of the Company), holders of Series B Preferred Stock may convert all or any portion of the Series B preferred stock, at their option, at any time, into the number of shares of Class B common stock equal to the aggregate stated value of the shares to be converted divided by the initial public offering price of the Company's Class A common stock. Following this period, holders of Series B preferred stock may convert all or any portion of the Series B preferred stock, at their option, at any time, into the number of shares of Class B common stock equal to the aggregate stated value of the shares being converted divided by the applicable trading value of the Class A common stock. However, as a result of the Series B Exchange occurring on December 18, 2012, there is no outstanding Series B preferred stock as of such date.
During the quarter and year ended December 31, 2012, we did not purchase any of our Common Stock.
Unregistered Sales of Equity Securities
During the quarter ended December 31, 2012, we did not sell any shares of our Common Stock pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.
Performance Graph
The Performance Graph generally required pursuant to Item 201 of Regulation S-K has been omitted because the Company's common stock was not publicly traded at the end of the period covered by this Annual Report on Form 10-K or at any time prior thereto.

ITEM 6.	SELECTED FINANCIAL DATA
SELECTED HISTORICAL FINANCIAL INFORMATION
The following table sets forth, for the periods indicated, selected historical consolidated financial data for the Company (in thousands, except per share data). Such financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included in Parts II and IV, respectively, of this Annual Report on Form 10-K.

	Years Ended December 31,
	2012	2011	2010	2009	2008
Statements of Operations Data:
Revenues	$272,921	$258,148	$235,366	$235,667	$248,627
Operating income	32,051	36,108	19,748	29,274	15,479
Net income (loss) attributable to Era Group Inc.	7,787	2,108	(3,639)	1,839	(2,487)
Earnings (Loss) Per Common Share:
Basic and diluted	$(0.03)	$0.18	$(3,639.00)	$1,839.00	$(2,487.00)
Statement of Cash Flows Data – provided by (used in):
Operating activities	$13,915	$40,930	$83,743	$57,234	$43,259
Investing activities	(114,765)	(149,089)	(132,549)	(64,116)	(205,817)
Financing activities	32,634	183,094	46,963	9,386	167,229
Effects of exchange rate changes on cash and cash equivalents	599	489	(1,768)	(1,396)	—
Capital expenditures	(112,986)	(158,929)	(130,770)	(90,762)	(220,623)
Balance Sheet Data (at period end):
Cash and cash equivalents	$11,505	$79,122	$3,698	$7,309	$6,201
Total assets	937,564	933,224	719,024	627,156	592,896
Long-term debt, less current portion	276,948	285,098	35,885	—	—
Total equity	275,285	275,147	163,593	167,496	165,269

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
On January 31, 2013, SEACOR Holdings Inc. (“SEACOR”) completed the spin-off (“Spin-off”) of the Company by means of a dividend to SEACOR’s stockholders of all of the Company’s issued and outstanding common stock. The Company filed a Registration Statement on Form 10 with the Securities and Exchange Commission (“SEC”) that was declared effective on January 14, 2013. Prior to the Spin-off, SEACOR and the Company entered into a distribution agreement and several other agreements that will govern their post-Spin-off relationship. Era Group is now an independent company with its common stock listed on the New York Stock Exchange under the symbol “ERA”. For the year ended December 31, 2012, the Company’s historical financial position, results of operations and cash flows will be included in the consolidated results of SEACOR in its Annual Report on Form 10-K.
We are one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the U.S., which is our primary area of operations. In the year ended December 31, 2012, approximately 56% and 15% of our total operating revenues were earned in the U.S. Gulf of Mexico and Alaska, respectively, and in the year ended December 31, 2011, 46% and 16% of our total operating revenues were earned in such regions, respectively. We also provide helicopters and related services to third-party helicopter operators in other countries. In addition to our U.S. customers, we currently have customers in Brazil, Canada, India, Indonesia, Mexico, Norway, Spain, Sweden, the United Kingdom and Uruguay. Our helicopters are primarily used to transport personnel to, from and between, offshore installations, drilling rigs and platforms.
As of December 31, 2012, we owned or operated a total of 175 helicopters, consisting of ten heavy helicopters, 69 medium helicopters, 37 light twin engine helicopters and 59 light single engine helicopters. As of December 31, 2012, in addition to our existing fleet, we had one AW139 helicopter that was delivered in 2012 and will become operational in 2013. As of December 31, 2012, we had commitments to purchase 11 new helicopters, consisting of one AW139 medium helicopter, five AW169 light twin helicopters and five AW189 medium helicopters. The AW139 medium helicopter was delivered in January 2013. The AW189 medium helicopters are scheduled to be delivered in 2014 and 2015. Delivery dates for the AW169 light twin helicopters have yet to be determined. In addition, we had outstanding options to purchase up to an additional nine AW139 medium helicopters and five AW189 medium helicopters. If these options were exercised, the helicopters would be delivered beginning in 2013 through 2016. Subsequent to December 31, 2012, we exercised an option to purchase one AW139 medium helicopter.
The primary users of our transport services are major integrated and independent oil and gas companies and U.S. government agencies. In the years ended December 31, 2012 and 2011, approximately 64% and 54% of our operating revenues, respectively, were derived from helicopter services, including emergency search and rescue services, provided to clients primarily involved in oil and gas activities. In addition to serving the oil and gas industry, we provide helicopters under contract-lease, air medical services, firefighting support and Alaska flightseeing tours, among other activities. Historically, our operations have primarily served the U.S. offshore oil and gas industry. We have initiated efforts to diversify our revenue base and take advantage of the mobility and versatility of our helicopters in order to expand into other geographic regions.
Demand for new, sophisticated equipment continues to grow, particularly in response to the requirements of the offshore oil and gas industry, which has become more focused on deepwater activities. To service these new areas of exploration, helicopters must have greater payloads and range. Helicopters supporting air medical and search and rescue operations and other public uses also require new technology and safety improvements. According to PFC Energy in its May 2011 Global Helicopter Fleet Update presentation, approximately 28% of the global helicopter fleet was more than 25 years old. Replacement is hampered by the following factors: (i) there are only four major helicopter original equipment manufacturers (“OEMs”) that have a full range of service models; (ii) lead times for delivery of new equipment can be as long as three years; (iii) prevailing economic conditions have, until recently, not been favorable for raising capital to finance new equipment; and (iv) many smaller operators are still unable to raise capital.
Prior to our entry into our senior secured revolving credit facility (the “Revolving Credit Facility”), we participated in a cash management program whereby certain of our operating and capital expenditures were funded through advances from SEACOR and certain cash collections were forwarded to SEACOR. As a consequence of this arrangement, we have historically maintained minor balances of cash on hand. As of December 31, 2012 and December 31, 2011, our cash on hand was $11.5 million and $79.1 million, respectively. On December 22, 2011, we entered into a Revolving Credit Facility intended to replace our prior cash management program with SEACOR. The Revolving Credit Facility requires that we maintain a maximum funded debt to EBITDA (as defined in our Revolving Credit Facility) ratio (the “RC Leverage Ratio”) of 5.0 to 1.0 (increased from 4.0 to 1.0 as a result of the issuance of our Senior Notes) and comply with certain other financial ratios. Failure to meet these ratios is an event of default under the facility, and therefore our borrowing capacity is limited by our ability to comply with these ratios. On December 7, 2012, we completed an offering of $200.0 million aggregate principal amount of 7.750% Senior Notes and used the net proceeds from the offering to repay $190.0 million of borrowings outstanding under our Revolving Credit Facility. In connection with the issuance of the Senior Notes, we permanently reduced the borrowing capacity under our Revolving Credit Facility from $350.0 million to $200.0 million. On December 20, 2012, we borrowed $50.0 million under the Revolving Credit Facility to fund the cash repurchase of 500,000 shares of Series B preferred stock from SEACOR in the Series B Exchange. As of December 31, 2012, we had the ability to borrow an additional $92.3 million under our Revolving Credit Facility, after taking into account the financial ratios we are required to maintain under the facility.
On December 23, 2011, we issued 1.4 million shares of our Series A preferred stock to SEACOR in exchange for $140.0 million of aggregate advances previously provided to us by SEACOR. SEACOR also contributed an additional $180.0 million of capital to us in respect of additional prior advances. In addition, SEACOR purchased 1.0 million shares of our Series B preferred stock, including 300,000 shares of our Series B preferred stock on June 8, 2012 and 700,000 shares of our Series B preferred stock on September 25, 2012, for aggregate proceeds of $100.0 million. We used a portion of the proceeds from these issuances to repay borrowings under our Revolving Credit Facility so that we would be able to maintain compliance with our financial ratios. See “—Liquidity and Capital Resources.” Prior to, or at the time of the Spin-off, we repurchased for cash or other consideration, or exchanged for common stock all preferred stock previously issued to SEACOR. Subsequent to the Spin-off, we no longer have any preferred stock remaining outstanding.
We believe our Revolving Credit Facility (to the extent of our borrowing capacity thereunder) and our strong relationships with OEMs will help position us to add new helicopters to our fleet and upgrade existing helicopters, thereby maintaining an asset base suitable for use within our own operations and for contract-leasing to other operators. We also leverage our strong relationships with OEMs to support growth in other services, such as selling specialty equipment and accessories for helicopters, and training.
Offshore Oil and Gas Support
The offshore oil and gas market is highly cyclical with demand linked to the price of oil and gas, which tends to fluctuate depending on many factors, including global economic activity and levels of inventory. In addition to the price of oil and gas, the availability of acreage and local tax incentives or disincentives and requirements for maintaining interests in leases affect activity levels in the oil and gas industry. Price levels for oil and gas by themselves can cause additional fluctuations by inducing changes in consumer behavior. During the year ended December 31, 2010, the market for our assets in the U.S. Gulf of Mexico was disrupted by events related to the sinking of the Deepwater Horizon drilling rig. After the Deepwater Horizon incident, the U.S. Department of Interior imposed a moratorium on offshore deepwater drilling operations, which caused a dramatic decrease in demand for helicopters supporting oil and gas activities in the region. Although the moratorium has been lifted, the process of issuing permits to drill remains slow, which continues to have a negative impact on demand for helicopter services in the U.S. Gulf of Mexico.
We believe the slowdown will not significantly impact our future results in the U.S. Gulf of Mexico because our activities are mainly focused on longer-term production, maintenance and inspection work rather than on short-term exploration and development projects. For the last six years we have provided transportation services to government inspectors of offshore installations, drilling rigs and platforms; this contract was renewed in 2011 and is expected to run through 2016. As of December 31, 2012, 20 of our helicopters were operating under this contract with customer options to increase the number to up to 30 helicopters.
Brazil is among the most important markets for offshore oil and gas activity world-wide. We believe the Brazilian market will require significant additions to the medium and heavy helicopter fleet currently in operation in the country as it expands its production efforts over time. The U.S. Energy Information Administration has stated that recent discoveries of large offshore, pre-salt oil deposits could transform Brazil into one of the larger oil producers in the world, and Petroelo Brasileiro S.A. (“Petrobras Brazil”) has estimated that it will achieve an oil production target of approximately six million barrels per day by 2020.  We committed to participate in this market by acquiring an ownership interest in Aeróleo Taxi Aereo S/A (“Aeróleo”), a Brazilian helicopter operator, in July 2011.  Subsequently, however, Aeróleo experienced operating difficulties, which are more fully described under Item 1. Business “Markets—International Markets”. Due to resulting liquidity issues experienced by Aeróleo, as of December 31, 2012, we had deferred the recognition of $7.0 million of revenues from Aeróleo and, together with our partner, have also contributed $9.2 million of additional debt capital to Aeróleo to enable it to continue operating. Refer to Item 1A of Part II— “Risk Factors—We rely on relatively few customers for a significant share of our revenues, the loss of any of which could adversely affect our business and results of operations” for additional information.
We also sponsor a search and rescue service in the U.S. Gulf of Mexico on a subscription basis. We currently have four AW139 helicopters configured for this service and several subscribers.
Contract-Leasing
Beginning in 2005, we began to deploy helicopters in international markets, frequently under contract-lease arrangements to third parties. The majority of these helicopters are supporting oil and gas activities in regions of rapidly expanding activity, such as Brazil, India and Indonesia. We also have equipment working in the North Sea, Mexico and Spain. As of December 31, 2012, we had 49 helicopters located in foreign jurisdictions compared with 15 helicopters as of December 31, 2006. In many cases the helicopters are contracted to local helicopter operators, which often prefer to lease helicopters rather than purchase them.

Contract-leasing affords us the opportunity to access new markets without significant initial infrastructure investment and generally without ongoing operating risk.
As of December 31, 2012, we had three Eurocopter EC225 heavy helicopters and eight AW139 medium helicopters contract-leased to Aeróleo, which provides helicopter transportation services to Petrobras Brazil and OGX Petroleo e Gas Participacoes under multi-year contracts. Aeróleo also markets services to international companies that are acquiring acreage in Brazil. A number of the AW139 helicopters on contract-lease to Aeróleo were idle from August 2011 until late November 2012. In November 2012, Aeróleo executed contracts with Petrobras Brazil as a result of an emergency tender issued by Petrobras Brazil due to the suspension of use of EC225 helicopters and it began to utilize the AW139 helicopters.
Internationally we hold a 51% interest in Lake Palma S.L. (“Lake Palma”), a joint venture that contract-leases helicopters to Fumigación Aérea Andaluza S.A., a firefighting operator based in Spain (“FAASA”). In addition, we had three light single helicopters and eight medium helicopters contract-leased directly to FAASA. We are also focused on developing our presence in the Australia, India and Indonesia helicopter markets, which we believe represent growth opportunities, primarily in the civil aviation sector.
Other Activities and Services
Consistent with our strategy to selectively diverisfy sources of earnings and cash flow, we deploy a number of helicopters in support of other industries and activities. In the years ended December 31, 2012 and 2011, approximately 14% and 17% of our operating revenues were generated by these other activities and services. In 2007, we entered the air medical services market through the acquisition of the flight operations of Keystone Helicopter Corporation. We now supply helicopters, pilots and mechanics to hospitals and manage helicopters on their behalf.
We also operate an fixed based operation (“FBO”) at Ted Stevens Anchorage International Airport, provide Alaska summer flightseeing tours and support inland firefighting and mining operations in Alaska and the Northwest.
We have also developed services to the helicopter industry that we believe complement our core activities. We hold a 50% interest in Dart Holding Company Ltd. (“Dart”), an international sales and manufacturing organization focused on after-market helicopter parts and accessories. We hold a 50% interest in Era Training Center LLC (“Era Training”) that provides classroom instruction, flight simulator, helicopter and other training to our employees, pilots working for third parties, other helicopter companies, including our competitors, and government agencies.
Fleet Developments and Capital Commitments
In recent years, we have continued to focus on the modernization of our fleet and, when possible, standardization of equipment. Oil and gas companies typically require modern helicopters that offer enhanced safety features and greater performance. Customers flying offshore tend to prefer twin-engine helicopters to single-engine helicopters due to the additional safety afforded from two engines. In response to this demand, we have transformed our fleet significantly. Since the beginning of 2005, we have added 122 helicopters, disposed of 80 helicopters and reduced the average age of our owned fleet from 17 years to 11 years. As of December 31, 2012, 31% of our fleet was five years old or less. We have spent $113.0 million, $158.9 million and $130.8 million to acquire helicopters and other equipment in the years ended December 31, 2012, 2011 and 2010, respectively, primarily for medium and heavy helicopters.
As of December 31, 2012, we had commitments of $134.8 million, primarily pursuant to agreements to purchase helicopters, consisting of one AW139 medium helicopter, five AW169 light twin helicopters and five AW189 medium helicopters. The AW139 medium helicopter was delivered in January 2013. The AW189 medium helicopters are scheduled to be delivered in 2014 and 2015. Delivery dates for the AW169 light twin helicopters have yet to be determined. Approximately $128.3 million of these commitments may be terminated without further liability other than aggregate liquidated damages of $3.3 million. In addition, we had outstanding options to purchase up to an additional nine AW139 medium helicopters and five AW189 medium helicopters. If these options were exercised, the helicopters would be delivered beginning in 2013 through 2016. Subsequent to December 31, 2012, we exercised an option to purchase one AW139 helicopter.

Components of Revenues and Expenses
We derive our revenues primarily from operating and contract-leasing our equipment and our profits depend on our cost of capital, the acquisition costs of assets, our operating costs, our contract policy and our reputation.
Operating revenues recorded under U.S. Gulf of Mexico are primarily generated from offshore oil and gas related activities but also include subscriptions for search and rescue services. Similarly, operating revenues recorded under Alaska are primarily generated from offshore oil and gas related activities but also include revenues from operations supporting firefighting and mining activities. In both the U.S. Gulf of Mexico and Alaska, operating revenues are typically earned through a combination of fixed monthly fees plus an incremental charge based on flight hours flown.
Operating revenues recorded under contract-leasing are generated from contract-leases to third-party operators or joint venture partners, where we are not responsible for the operation of the helicopters. For the majority of these contract-leases, we also provide crew training, management expertise, and logistical and maintenance support. Contract-leases typically call for a fixed monthly fee only, but may also include an additional charge based on flight hours flown. The majority of our contract-leasing revenues have been generated by helicopters deployed internationally.
Operating revenues recorded under air medical services include revenues from management services to hospitals. Operating revenues are earned through a fixed monthly fee plus an incremental charge for flight hours flown.
Operating revenues recorded under Flightseeing are generated on a per passenger basis.
The aggregate cost of our operations depends primarily on the size and asset mix of the fleet. Our operating costs and expenses are grouped into the following categories:

•	personnel (includes wages, benefits, payroll taxes, savings plans, subsistence and travel);

•	repairs and maintenance (primarily routine activities as well as helicopter refurbishments and engine and major component overhauls that are performed in accordance with planned maintenance programs);

•	insurance (the cost of hull and liability insurance premiums and loss deductibles);

•	fuel;

•	leased-in equipment (includes the cost of leasing helicopters and equipment); and

•	other (primarily base expenses, property, sales and use taxes, communication costs, freight expenses, and other).
We engage a number of third-party vendors to maintain the engines and certain components on some of our helicopter models under programs known as “power-by-hour” maintenance contracts. These programs require us to pay for the maintenance service ratably over the contract period, typically based on actual flight hours. Power-by-hour providers generally bill monthly based on hours flown in the prior month, the costs being expensed as incurred. In the event we place a helicopter in a program after a maintenance period has begun, it may be necessary to pay an initial buy-in charge based on hours flown since the previous maintenance event. This buy-in charge is normally recorded as a prepaid expense and amortized as an operating expense over the remaining power-by-hour contract period. If a helicopter is sold or otherwise removed from a program before the scheduled maintenance work is carried out, we may be able to recover part of our payments to the power-by-hour provider, in which case we record a reduction to operating expense when we receive the refund. We also incur repairs and maintenance expense through vendor arrangements whereby we obtain repair quotes and authorize service through a repair order process.
Our policy of expensing all repair costs as incurred, may result in operating expenses varying substantially when compared with a prior year or prior quarter if a disproportionate number of repairs, refurbishments or overhauls are undertaken. This variation can be exacerbated by the timing of entering or exiting third-party power-by-hour programs.
For helicopters that we contract-lease to third parties under arrangements whereby the customer assumes operational responsibility, we often provide maintenance and parts support but generally we incur no other material operating costs. In most instances our contract-leases require clients to procure adequate insurance but we purchase contingent hull and liability coverage to mitigate the risk of a client’s coverage failing to respond. In some instances we provide crews and other services to support our contract-lease customers.
Prior to our entry into our Revolving Credit Facility on December 22, 2011, we participated in a cash management program whereby certain of our operating and capital expenditures were funded through advances from SEACOR and certain cash collections of ours were forwarded to SEACOR. We incurred interest on the outstanding advances, which is reported as interest expense on advances from SEACOR in our consolidated statements of operations. Interest was calculated and settled on a quarterly basis using interest rates set at the discretion of SEACOR. Following our entry into our Revolving Credit Facility, we no longer participate in this cash management program.

SEACOR had provided certain support services to us under a shared services arrangement, including payroll processing, information systems support, benefit plan management, cash disbursement support, cash receipt processing and treasury management. We were historically charged for our share of actual costs incurred, generally based on volume processed or units supported. On December 30, 2011, we entered into a Transition Services Agreement, providing for the same services described above, pursuant to which SEACOR continued to provide these support services. In connection with the Spin-off we entered into an Amended and Restated Transition Services Agreement with SEACOR pursuant to which such services will continue to be provided for a period of time after the Spin-off but not to exceed two years.
SEACOR incurred costs in providing its operating segments with certain corporate services including executive oversight, risk management, legal, accounting and tax, and charges quarterly management fees to its operating segments in order to cover such costs. Total management fees charged by SEACOR to its operating segments include actual corporate costs incurred plus a mark-up and were generally allocated within the consolidated group using income-based performance metrics reported by an operating segment in relation to SEACOR’s other operating segments. The costs we incurred for management fees from SEACOR are reported as SEACOR management fees in our consolidated statements of operations. Effective January 1, 2012, SEACOR provided these corporate services under the Transition Services Agreement for a fixed quarterly charge of $500,000, subject to the terms and conditions of the Transition Services Agreement. Upon completion of the Spin-off, we are no longer charged a management fee by SEACOR but incur costs under the Amended and Restated Transition Services Agreement.

Results of Operations

	2012		2011		2010
	$000s	%	$000s	%	$000s	%
Operating Revenues:
United States	213,920	78	185,677	72	178,656	76
Foreign	59,001	22	72,471	28	56,710	24
	272,921	100	258,148	100	235,366	100
Costs and Expenses:
Operating:
Personnel	65,273	24	61,527	24	58,835	25
Repairs and maintenance	43,924	16	49,756	19	44,195	19
Insurance and loss reserves	10,750	4	8,479	3	9,114	4
Fuel	22,021	8	20,131	8	15,083	6
Leased-in equipment	1,450	—	2,003	1	2,052	1
Other	23,777	9	20,811	8	17,954	8
	167,195	61	162,707	63	147,233	63
Administrative and general	34,785	13	31,893	12	25,798	11
Depreciation and amortization	42,502	15	42,612	17	43,351	18
	244,482	89	237,212	92	216,382	92
Gains on Asset Dispositions and Impairments, Net	3,612	1	15,172	6	764	—
Operating Income	32,051	12	36,108	14	19,748	8
Other Income (Expense):
Interest income	910	—	738	—	109	—
Interest expense	(10,648)	(4)	(1,376)	(1)	(94)	—
Interest expense on advances from SEACOR	—	—	(23,410)	(9)	(21,437)	(9)
SEACOR management fees	(2,000)	(1)	(8,799)	(3)	(4,550)	(2)
Derivative losses, net	(490)	—	(1,326)	—	(118)	—
Foreign currency gains (losses), net	720	—	516	—	(1,511)	—
Other, net	30	—	9	—	50	—
	(11,478)	(5)	(33,648)	(13)	(27,551)	(11)
Income (Loss) Before Income Tax Expense (Benefit) and Equity in Earnings (Losses) of 50% or Less Owned Companies	20,573	7	2,460	1	(7,803)	(3)
Income Tax Expense (Benefit)	7,298	2	434	—	(4,301)	(1)
Income (Loss) Before Equity in Earnings (Losses) of 50% or Less Owned Companies	13,275	5	2,026	1	(3,502)	(2)
Equity in Earnings (Losses) of 50% or Less Owned Companies	(5,528)	(2)	82	—	(137)	—
Net Income (loss)	7,747	3	2,108	1	(3,639)	(2)
Net Income attributable to Noncontrolling interest	(40)	—	—	—	—	—
Net Income (loss) attributable to Era Group Inc.	7,787	3	2,108	1	(3,639)	(2)
Accretion of Redemption Value on Series A Preferred Stock	8,469	3	210	—	—	—
Net Income (Loss) Attributable to Common Shares	(682)	—	1,898	1	(3,639)	(2)

Operating Revenues by Service Line. The following tables set forth, for the years indicated, the amount of operating revenues by service line.

	2012		2011		2010
	$000s	%	$000s	%	$000s	%
Operating Revenues:
U.S. Gulf of Mexico, primarily from oil and gas activities	151,574	56	119,149	46	112,458	48
Alaska, primarily from oil and gas activities	25,969	9	23,602	9	28,188	12
Contract-leasing	59,256	22	72,700	28	57,538	24
Air Medical Services	19,751	7	25,836	10	22,208	9
Flightseeing	6,998	2	6,861	3	6,437	3
FBO	9,782	4	10,406	4	8,912	4
Eliminations	(409)	—	(406)	—	(375)	—
	272,921	100	258,148	100	235,366	100

Year Ended December 31, 2012 compared with Year Ended December 31, 2011
Operating Revenues. Operating revenues were $14.8 million higher for the year ended December 31, 2012 compared with the year ended December 31, 2011. Operating revenues in the U.S. Gulf of Mexico were $32.4 million higher primarily due to newly delivered helicopters being placed in service, an expansion of government services support and an increase in charter revenues primarily in support of hurricane evacuations. Operating revenues from Alaska, primarily oil and gas activities, increased by $2.4 million primarily due to an increase in charter activity and hours flown in support of firefighting contracts, and the full-year impact of contracts that commenced in 2011. Operating revenues from contract-leasing activities decreased by $13.4 million. Contract-leasing revenues for helicopters chartered to our Brazilian joint venture were $11.2 million lower primarily due to the deferral and reduction of contract-leasing revenues as a result of difficulties experienced by the joint venture in connection with a canceled contract award for four AW139 helicopters under contract-lease from us. In addition, contract-leasing revenues from the Brazilian joint venture were lower due to decreased flight hours for helicopters undergoing major maintenance. Contract-leasing revenues for another customer were also lower due to the net deferral of $1.9 million due to the customer's short-term liquidity issues. Operating revenues for air medical services were $6.1 million lower primarily due to the conclusion of a long-term hospital contract, partially offset by the full-year impact of a hospital contract that was awarded during 2011.
Operating Expenses. Operating expenses were $4.5 million higher in the year ended December 31, 2012 compared with the year ended December 31, 2011. Personnel costs were $3.7 million higher primarily due to the implementation of a pilot pay scale adjustment and the addition of personnel to support increased activity in the U.S. Gulf of Mexico. Repairs and maintenance expenses were $5.8 million lower in 2012 primarily due to the recognition of $7.7 million in vendor credits and $1.4 million in maintenance credits received in connection with the end of two customer contract-leases. In addition, repairs and maintenance expenses decreased by $3.6 million due to a reduction in EC225 hours flown. These decreases were partially offset by a $5.3 million increase as additional helicopters were placed in power-by-hour programs and a $1.6 million increase in other repairs and maintenance costs primarily due to the timing of repairs on helicopters not covered by power-by-hour arrangements. Insurance and loss reserves were $2.3 million higher due to an increase in the overall fleet value and the recognition of a good experience credit from our hull and liability underwriters in the year ended December 31, 2011. Fuel costs were $1.9 million higher primarily due to increased flight hours in the U.S. Gulf of Mexico, in line with the increased activity discussed above. Other operating expenses were $3.0 million higher primarily due to the receipt in the year ended December 31, 2011 of $1.9 million in insurance proceeds related to hurricane damages sustained in 2005.
Administrative and General. Administrative and general expenses were $2.9 million higher in the year ended December 31, 2012 compared with the year ended December 31, 2011. Allowance for doubtful accounts were $2.8 million higher, of which $2.5 million was provided in the year ended December 31, 2012 in connection with a customer bankruptcy. The year ended December 31, 2012 also includes legal and professional expenses of $2.9 million associated with a contemplated initial public offering of our common stock. These increases were partially offset by a $3.5 million decrease in severance costs associated with changes in executive management.
Depreciation. Depreciation expenses were $0.1 million lower in the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to a change in estimate of the useful life and salvage value of helicopters, which reduced depreciation expense in the year ended December 31, 2012, partially offset by the addition of higher cost equipment. Effective July 1, 2011, the Company changed its estimated useful life and salvage value for helicopters from 12 to 15 years and 30% to

40%, respectively, due to improvements in new helicopter models that continue to increase their long-term value and make them viable for operation over a longer period of time.
Gains on Asset Dispositions and Impairments, Net. During the year ended December 31, 2012, we sold or otherwise disposed of eight helicopters, helicopter components and other equipment for proceeds of $5.5 million and gains of $2.9 million. In addition, we recognized previously deferred gains of $0.7 million. During the year ended December 31, 2011, we sold ten helicopters and other equipment and received insurance proceeds related to the loss of a helicopter. We received net proceeds of $29.2 million on the disposition of these assets, including insurance proceeds, and had gains of $16.5 million of which $14.5 million was recognized currently and $2.0 million was deferred. In addition, we recognized previously deferred gains of $0.7 million.
Operating Income. Excluding gains on asset dispositions, operating income as a percentage of revenues was 10% in the year ended December 31, 2012 compared to 8% in the year ended December 31, 2011. The increase was primarily due to the recognition of vendor credits and maintenance credits in the year ended December 31, 2012.
Interest expense and interest expense on advances from SEACOR. On December 22, 2011, we entered into a Revolving Credit Facility and used $242.3 million of borrowings under the facility to settle all of our outstanding advances from SEACOR. On December 7, 2012, we completed an offering of $200.0 million aggregate principal amount of 7.750% Senior Notes, the net proceeds of which were used to repay $190.0 million of borrowings outstanding under our Revolving Credit Facility. As a result, interest expense was $10.6 million for the year ended December 31, 2012, compared with $1.4 million for the year ended December 31, 2011, and interest expense on advances from SEACOR was $23.4 million lower in the year ended December 31, 2012 compared to the year ended December 31, 2011.
SEACOR management fees. SEACOR management fees represent various corporate costs incurred by SEACOR, which are in turn charged to all of its operating segments. These fees were previously allocated using income-based performance metrics of us in relation to SEACOR’s other operating segments. On December 30, 2011, we entered into a Transition Services Agreement with SEACOR to provide these services at a fixed rate of $2.0 million per annum beginning January 1, 2012. As a result, SEACOR management fees for the year ended December 31, 2012 were $2.0 million compared with $8.8 million for the year ended December 31, 2011.
In connection with the Spin-off, we entered into an Amended and Restated Transition Services Agreement with SEACOR. We expect to incur approximately $3.4 million annually for the services provided under this agreement. As we transition the functions covered by the Amended and Restated Transition Services Agreement to us over the two year term of the agreement, the amount paid to SEACOR will be reduced by the fee related to that respective support function.
Equity in losses of 50% or less owned companies. During the year ended December 31, 2012, we recognized an impairment charge of $5.9 million, net of tax, on our investment in our Brazilian joint venture.
Derivative gains (losses), net. Derivative losses in 2012 were primarily the result of losses from interest rate swap agreements.
Foreign currency gains (losses), net. Foreign currency gains, net in 2012 and 2011 were primarily due to the weakening of the U.S. dollar against the Euro underlying certain cash balances.
Income Tax Expense (Benefit). During the year ended December 31, 2012, our effective income tax rate was 35.5%. During the year ended December 31, 2011, our effective income tax rate was 17.6% primarily due to the recognition of an income tax benefit of $0.7 million on adjustments to deferred tax liabilities resulting from changes in state tax apportionment factors and an expense of $0.4 million as a result of allocated non-deductible SEACOR management fees.
Year Ended December 31, 2011 compared with Year Ended December 31, 2010
Operating Revenues. Operating revenues were $22.8 million higher for the year ended December 31, 2011 compared with the year ended December 31, 2010. Operating revenues in the U.S. Gulf of Mexico were $6.7 million higher primarily due to a $7.3 million increase from search and rescue activities which began in late 2010 and a $9.9 million increase from higher oil and gas related activities, including fuel billings as a result of higher prices. The increases were partially offset by a $10.5 million decrease in operating revenues for activity in support of the Oil Spill Response activities relating to the BP Macondo well incident in the U.S. Gulf of Mexico following the sinking of the semi-submersible drilling rig Deepwater Horizon in April 2010 (the “Oil Spill Response”). Operating revenues in Alaska were $4.6 million lower primarily due to the temporary suspension of a contract with a major oil and gas customer whose operations are expected to resume in 2012. Operating revenues from contract-leasing activities increased by $15.2 million as additional medium and heavy helicopters were placed on international contract-leases. As of December 31, 2011, 41 helicopters were dedicated to the contract-leasing market compared with 39 as of December 31, 2010. Operating revenues from air medical services increased by $3.6 million primarily due to $1.1 million of additional revenues generated from a new hospital contract and a $2.7 million increase in activity in support of an existing patient-pay customer. Operating revenues for the FBO were $1.5 million higher primarily due to an increase in fuel sales prices.

Operating Expenses. Operating expenses were $15.5 million higher for the year ended December 31, 2011 compared with the year ended December 31, 2010. Personnel costs were $2.7 million higher as additional personnel were added to support the increased activity discussed above. Repair and maintenance costs increased by $5.6 million primarily due to enrolling additional helicopters in power-by-hour maintenance programs. Fuel costs increased by $5.0 million primarily due to an increase in the price of fuel. Other operating expenses were $2.9 million higher primarily due to a $1.9 million increase in support of search and rescue activities, which began in late 2010, a $0.4 million increase from higher air medical activities and a $2.3 million increase as a result of providing more parts and repair services to contract-leasing customers. These increases were partially offset by the receipt of $1.9 million in insurance reimbursements relating to the 2005 Hurricanes Katrina and Rita, following final settlement with our insurance carriers. In addition, insurance and loss reserves were $0.6 million lower primarily due to the receipt of a good experience credit from our hull and machinery underwriters.
Administrative and General. Administrative and general expenses were $6.1 million higher for the year ended December 31, 2011 compared with the year ended December 31, 2010 primarily due to $4.2 million in severance costs associated with a change in executive management, a $1.1 million increase in wage and benefit costs, a $0.6 million increase in information technology costs and a $0.5 million increase in costs related to international business development and joint venture activities.
Depreciation. Depreciation expenses was $0.7 million lower for the year ended December 31, 2011 compared with the year ended December 31, 2010 primarily due to a change in estimate of the useful life and salvage value of helicopters, which reduced depreciation expense by $7.6 million, partially offset by the addition of new and higher cost equipment. Effective July 1, 2011, we changed the estimated useful life and salvage value for helicopters from 12 to 15 years and 30% to 40%, respectively, due to improvements in new helicopter models that continue to increase their long-term value and make them viable for operation over a longer period of time.
Gains on Asset Dispositions and Impairments, Net. During 2011, we sold ten helicopters and other equipment and received insurance proceeds related to the loss of a helicopter. We received net proceeds of $29.2 million on the disposition of these assets, including insurance proceeds, and had gains of $16.5 million of which $14.5 million was recognized currently and $2.0 million was deferred. In addition, we recognized previously deferred gains of $0.7 million. During 2010, we sold two helicopters and other equipment for net proceeds of $0.9 million and gains of $0.5 million. In addition, we recognized previously deferred gains of $0.6 million and recognized a loss of $0.3 million relating to the impairment of four EC120 helicopters.
Operating Income. Excluding gains on asset dispositions and impairments, operating income as a percentage of operating revenues was consistent in both periods at 8%.
Interest expense on advances from SEACOR. Interest expense on advances from SEACOR was $2.0 million higher in 2011 primarily due to higher advances.
SEACOR management fees. SEACOR management fees represent various corporate costs incurred by SEACOR, which are in turn charged to all of its operating segments. These fees are allocated using income-based performance metrics of us in relation to SEACOR’s other operating segments. SEACOR management fees for the year ended December 31, 2011 were $8.8 million compared with $4.6 million for the year ended December 31, 2010. The increase was primarily due to a higher proportion of SEACOR’s corporate costs being charged to us based on our results in comparison with SEACOR’s other operating segments. On December 30, 2011, we entered into a Transition Services Agreement with SEACOR to provide these services at a fixed rate of $2.0 million per annum beginning January 1, 2012. See “Certain Relationships and Related Party Transactions—Related Party Transactions—Transition Services Agreement.”
Derivative gains (losses), net. Derivative losses in 2011 were primarily the result of losses from interest rate swap agreements.
Foreign currency gains (losses), net. Foreign currency gains, net in 2011 were primarily due to the weakening of the U.S. dollar against the euro underlying certain cash balances. Foreign currency losses, net in 2010 were primarily due to a strengthening of the U.S. dollar against the euro underlying certain cash balances.
Income Tax Expense (Benefit). During the year ended December 31, 2011, our effective income tax rate was 17.6% primarily due to the recognition of an income tax benefit of $0.7 million on adjustments to deferred tax liabilities resulting from changes in state tax apportionment factors and an expense of $0.4 million as a result of allocated non-deductible SEACOR management fees. During the year ended December 31, 2010, our effective income tax rate was 55.1% primarily due to the recognition of an income tax benefit of $1.1 million on adjustments to deferred tax liabilities resulting from changes in state tax apportionment factors and a benefit of $0.3 million relating to participation in share award programs sponsored by SEACOR.
Liquidity and Capital Resources
Our ongoing liquidity requirements arise primarily from working capital needs, meeting our capital commitments (including the purchase of helicopters and other equipment) and the repayment of debt obligations. In addition, we may use our liquidity to fund acquisitions or to make other investments. Sources of liquidity are cash balances and cash flows from operations and, from time to time, we may secure additional liquidity through the issuance of equity, debt or borrowings under our Revolving Credit Facility.
Historically, SEACOR advanced substantial amounts of capital to us to fund our expenditures. Prior to entering into our Revolving Credit Facility on December 22, 2011, we participated in a cash management program whereby certain of our operating and capital expenditures were funded through advances from SEACOR and certain cash collections were forwarded to SEACOR. As a consequence of this arrangement, we historically maintained minor cash balances.
On December 22, 2011, we entered into our $350.0 million Revolving Credit Facility. On December 7, 2012, we completed an offering of $200.0 million aggregate principal amount of 7.750% Senior Notes and used the net proceeds from the offering to repay $190.0 million of borrowings outstanding under our Revolving Credit Facility. In connection with the Senior Notes Offering, we permanently reduced the borrowing capacity under that facility from $350.0 million to $200.0 million. On December 20, 2012, we borrowed $50.0 million under the Revolving Credit Facility to fund the repurchase of 500,000 shares of Series B preferred stock in the Series B Exchange, which was the balance outstanding as of December 31, 2012.
Our Revolving Credit Facility requires that we maintain a maximum RC Leverage Ratio of 5.0 to 1.0 (increased from 4.0 to 1.0 as a result of the issuance of the Senior Notes) and also requires that we comply with certain other financial ratios. Failure to meet these ratios is an event of default under the facility, and therefore our ability to borrow under our Revolving Credit Facility is dependent on and limited by our compliance with this RC Leverage Ratio requirement and our ability to comply with other financial ratios. See “—Senior Secured Revolving Credit Facility.” As of December 31, 2012, the amount of additional borrowings we could borrow under the Revolving Credit Facility, based on our RC Leverage Ratio as of such date, was $92.3 million. On February 20, 2013 the Company drew an additional $15.0 million under the senior secured revolving credit facility for capital expenditures and working capital requirements.
On December 23, 2011, we issued 1,400,000 shares of our Series A preferred stock to SEACOR in exchange for $140.0 million of aggregate advances previously provided to us by SEACOR. SEACOR also contributed an additional $180.0 million of capital to us in respect of additional prior advances. Holders of our Series A preferred stock were entitled to receive quarterly cash dividends at the rate of 6% per annum from the date of issuance.
In the year ended December 31, 2012, we drew down $88.0 million from our Revolving Credit Facility, primarily to repurchase 500,000 shares of Series B preferred stock held by SEACOR and to fund the purchase of an EC225 helicopter and certain other assets. During the year ended December 31, 2012, we experienced a decrease in operating income primarily due to a reduction in gains on asset dispositions, which had a significant impact on our last 12-months EBITDA (as defined in our Revolving Credit Facility). As a result, SEACOR purchased one million shares of our Series B preferred stock, including 300,000 shares of our Series B preferred stock for $30.0 million on June 8, 2012 and 700,000 shares of our Series B preferred stock for $70.0 million on September 25, 2012. We used a portion of the proceeds from these issuances to repay borrowings under our Revolving Credit Facility so that we would be able to maintain compliance with the financial ratios under the facility. See “—Year Ended December 31, 2012 compared with Year Ended December 31, 2011—Operating Income,” As a result of the Series B Exchange no shares of Series B preferred stock remain outstanding. If we continue to experience reduced operating income from certain of our contract-leasing activities or for any other reason, our ability to utilize our Revolving Credit Facility may be limited and we may require additional investments in our capital stock to maintain our financial ratios within applicable limits. Furthermore, failure to maintain our financial ratios pursuant to our Revolving Credit Facility would constitute an event of default, allowing the lenders under our Revolving Credit Facility to declare the entire balance of any and all sums payable under the Revolving Credit Facility immediately due and payable.
As of December 31, 2012, we had unfunded capital commitments of $134.8 million, primarily pursuant to agreements to purchase helicopters. Approximately $13.8 million is payable in 2013, with the remaining commitments payable in 2014 through 2016. Approximately $128.3 million of these commitments may be terminated without further liability to us other than aggregate liquidated damages of $3.3 million. In addition, we had outstanding options to purchase up to an additional nine AW139 medium helicopters and five AW189 medium helicopters. If these options were exercised, the helicopters would be delivered beginning in 2013 through 2016. Subsequent to December 31, 2012, the Company committed to purchase additional equipment for $16.6 million. We expect to finance the remaining acquisition costs through a combination of cash on hand, cash provided by operating activities and borrowings under our Revolving Credit Facility.

Summary of Cash Flows

	2012	2011	2010
	$ ’000	$ ’000	$ ’000
Cash provided by or (used in):
Operating Activities	13,915	40,930	83,743
Investing Activities	(114,765)	(149,089)	(132,549)
Financing Activities	32,634	183,094	46,963
Effect of Exchange Rate Changes on Cash and Cash Equivalents	599	489	(1,768)
Net Increase (Decrease) in Cash and Cash Equivalents	(67,617)	75,424	(3,611)

Operating Activities
Cash flows provided by operating activities decreased by $27.0 million during the year ended December 31, 2012 compared with the year ended December 31, 2011. Cash flows provided by operating activities decreased by $42.8 million during the year ended December 31, 2011 compared with the year ended December 31, 2010. The components of cash flows provided by operating activities during the years ended December 31 were as follows:

	2012	2011	2010
	(in thousands)
Operating income before depreciation and gains on asset dispositions and impairments, net	70,941	63,548	62,335
Changes in operating assets and liabilities before interest and income taxes	(102,327)	(8,977)	327
Dividends received from 50% or less owned companies	(16)	1,236	—
Interest paid, excluding capitalized interest	(7,821)	(24,524)	(21,516)
Benefit on net tax operating losses purchased by SEACOR	51,961	18,236	47,016
Income taxes paid, net of refunds	(143)	(557)	(65)
SEACOR management fees	(2,000)	(8,799)	(4,550)
Other	3,320	767	196
Total cash flows provided by operating activities	13,915	40,930	83,743

Operating income before depreciation and gains on asset dispositions and impairments, net was $7.4 million higher in the year ended December 31, 2012 compared with the year ended December 31, 2011, primarily due to a $32.4 million increase in revenues in the Gulf of Mexico and a decrease of $5.8 million in repairs and maintenance expenses. These increases were offset by a $13.4 million decrease in contract-leasing revenues, a $6.1 million reduction in operating revenues from air medical services, a $3.8 million increase in personnel cost, a $2.3 million increase in insurance and loss reserves, a $3.0 million increase in other operating expenses primarily due to a $1.9 million receipt of insurance proceeds in the period ended December 31, 2011 and a $2.9 million increase in administrative and general expenses.
Operating income before depreciation and gains on asset dispositions and impairments, net was $1.2 million higher in the year ended December 31, 2011 compared with the year ended December 31, 2010, primarily due to a $15.2 million increase in revenues from contract-leasing activities and a $6.7 million increase in revenues from U.S. Gulf of Mexico activity related to search and rescue and fuel billings offset by a $10.5 million decline in revenues due to decreased activity in support of the Oil Spill Response, an increase in repair and maintenance costs of $5.6 million and higher fuel costs of $5.0 million.
During the year ended December 31, 2012, changes in operating assets and liabilities before interest and income taxes used cash flows of $102.3 million due to the repurchase of Series B preferred stock held by SEACOR and settlements of intercompany transactions with SEACOR.
During the year ended December 31, 2011, changes in operating assets and liabilities before interest and income taxes used cash flows of $9.0 million primarily due to increases in working capital due to the settlement of derivative positions and the addition of helicopters placed in power-by-hour maintenance programs.
Investing Activities

During the year ended December 31, 2012, net cash used in investing activities was $114.8 million primarily as follows:

•	Capital expenditures were $113.0 million, which consisted primarily of helicopter acquisitions.

•	Proceeds from the disposition of property and equipment were $5.2 million.

•	Net principal payments from third-party notes receivable were $3.6 million.

•	Investments in, and advances to, 50% or less owned companies were $10.6 million.
During the year ended December 31, 2011, net cash used in investing activities was $149.1 million primarily as follows:

•	Capital expenditures were $158.9 million, which consisted primarily of helicopter acquisitions.

•	Proceeds from the disposition of property and equipment were $26.0 million.

•	Cash settlements on derivative transactions, net were $6.1 million.

•	Investments in, and advances to, 50% or less owned companies were $21.8 million.
During the year ended December 31, 2010, net cash used in investing activities was $132.5 million primarily as follows:

•	Capital expenditures were $130.8 million, which consisted primarily of helicopter acquisitions.

•	Proceeds from the disposition of property and equipment were $0.9 million.

•	Investments in, and advances to, 50% or less owned companies were $3.2 million.

•	Returns of investments and advances from 50% or less owned companies were $1.0 million.
Financing Activities
Prior to entering into our Revolving Credit Facility on December 22, 2011, we participated in a cash management program whereby certain of our operating and capital expenditures were funded through advances from SEACOR and certain cash collections of ours were forwarded to SEACOR. Our cash flows from financing activities were therefore primarily the result of the net cash advances received from SEACOR and vary primarily based on the timing of our capital expenditures.
During the year ended December 31, 2012, net cash provided by financing activities was $32.6 million, which included proceeds of $191.9 million, net of issuance costs, for our Senior Notes, borrowings under our Revolving Credit Facility of $88.0 million, $100.0 million in proceeds from the issuance of Series B preferred stock, repayments under our Revolving Credit Facility of $290.0 million, $50.0 million in connection with the Series B Exchange, dividends paid to SEACOR of $4.4 million and scheduled payments on long-term debt of $2.8 million.
During the year ended December 31, 2011, net cash provided by financing activities was $183.1 million, which included repayments to SEACOR of $63.2 million, proceeds from borrowings under our Revolving Credit Facility of $249.0 million, net of $3.0 million of transaction costs, and scheduled payments on long-term debt of $2.7 million.
During the year ended December 31, 2010, net cash provided by financing activities was $47.0 million, of which $8.4 million was the result of advances from SEACOR and $38.7 million was for the issuance of secured bank debt to finance the acquisition of two helicopters.
Senior Secured Revolving Credit Facility
On December 22, 2011, we entered into a $350.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) that matures in December 2016. After giving effect to the issuance of the Senior Notes and the use of proceeds therefrom, the Revolving Credit Facility provides us with the ability to borrow up to $200.0 million with sub-limits of up to $50.0 million for letters of credit and up to $25.0 million for swingline advances, subject to the terms and conditions specified in the Revolving Credit Facility. Under certain circumstances the borrowing capacity under the Revolving Credit Facility may be increased by up to an additional $100.0 million. Our actual borrowing capacity under the Revolving Credit Facility is limited by our ability to comply with the financial ratios described below under “—Covenants.” As of December 31, 2012, after giving effect to the issuance of the Senior Notes and the Series B Exchange, based on our RC Leverage Ratio, we had the ability to borrow an additional $92.3 million under the facility.
Guarantees and Security
Our obligations under the Revolving Credit Facility are guaranteed by our wholly-owned U.S. subsidiaries. In general, our borrowings and other obligations under our Revolving Credit Facility and related loan documents, and the guaranty obligations of the guarantors, are secured, subject to certain exceptions, by substantially all of our and the guarantors tangible and intangible assets (including, without limitation, helicopters).

Interest
Borrowings under our Revolving Credit Facility bear interest at a rate per annum equal to, at our election, either a “base rate” or LIBOR, as defined, plus an applicable margin. The “base rate” is defined as the highest of: (a) the Prime Rate, as defined; (b) the Federal Funds Effective Rate, as defined, plus 50 basis points; or (c) a daily LIBOR for a one-month interest period, as defined, plus the difference between the Applicable Margin for LIBOR Advances, as defined, and the Applicable Margin for Base Rate Advances, as defined. The applicable margin is based on our ratio of funded debt to EBITDA, as defined, and ranges from 100 to 200 basis points on the “base rate” margin and 210 to 335 basis points on the LIBOR margin. The applicable margin as of December 31, 2012, was 160 basis points on the “base rate” margin and 285 basis points on the LIBOR margin. In addition we are required to pay a quarterly commitment fee based on the average unfunded portion of the committed amount at a rate based on our ratio of funded debt to EBITDA, as defined, that ranges from 25 to 70 basis points. As of December 31, 2012 the commitment fee was 50 basis points.
Covenants
Our Revolving Credit Facility contains a number of affirmative and negative covenants, including limitations on the incurrence of additional indebtedness, liens, asset sales, distributions, mergers, consolidations, investments, transactions with affiliates, negative pledges, compliance with certain material documents, acquisitions, change of control, ERISA events, perfection and priority of collateral, solvency, and matters related to helicopters (including covenants related to registration and de-registration events, purchase of additional helicopters, visitation rights and maintenance and repair, and loss, destruction or requisition). Generally, dividends on our common stock may be declared and paid quarterly provided we are in compliance with the various covenants of our Revolving Credit Facility. In addition, the dividend amount in the case of our common stock, may not exceed 20% of our net income for the previous four consecutive quarters.
Our Revolving Credit Facility requires us to maintain certain financial ratios, including a minimum interest coverage ratio of 3.0 to 1.0; maximum funded debt to EBITDA ratio of 5.0 to 1.0 (increased from 4.0 to 1.0 as a result of the issuance of the Senior Notes); a maximum funded debt to the value of all owned helicopters ratio of 60%; a minimum of the aggregate value of mortgaged helicopters, accounts receivable and inventory to funded debt of 120%; and a minimum of the aggregate value of U.S. registered helicopters of 60% of the aggregate value of all mortgaged helicopters. We are also required to maintain a maximum secured funded debt to EBITDA ratio of 2.5 to 1.0 (decreased from 3.0 to 1.0 as of December 31, 2012).
Events of Default
The Revolving Credit Facility contains events of default including: nonpayment of principal, interest or other amounts when due; inaccuracy in any material respect of the representations and warranties made by us or the guarantors; defaults in the performance of specified covenants; cross-defaults with certain other indebtedness; certain judgments are made or ordered; the occurrence of certain bankruptcy or insolvency events; and the occurrence of a Change of Control or Material Adverse Change (as defined in the Revolving Credit Agreement).
Generally, upon the occurrence and during the continuance of an event of default under the Revolving Credit Facility, the lenders' obligations to make the facility available ceases and the lenders may, by notice to us, terminate their commitments and declare all loans and other obligations under the facility immediately due and payable. A bankruptcy or insolvency event of default causes all loans under the facility automatically to become due and payable. Following the occurrence of an event of default, the administrative agent for the benefit of the lenders may take possession of and/or sell the collateral securing the borrowing and other obligations of us and the guarantors under the facility.
Senior Notes
On December 7, 2012, we completed an offering of $200.0 million aggregate principal amount of 7.750% Senior Notes to qualified institutional buyers in reliance on Rule 144A and to non-U.S. persons in reliance on Regulation S of the Securities Act. The net proceeds of the offering were used to repay $190.0 million of borrowings outstanding under our Revolving Credit Facility. In connection with the Senior Notes Offering, we permanently reduced the borrowing capacity under that facility from $350.0 million to $200.0 million.
The Senior Notes are governed by an indenture dated as of December 7, 2012 between us, the guarantors named therein and Wells Fargo Bank, National Association, as trustee.
We may redeem the Senior Notes at any time and from time to time on or after December 15, 2017 at the applicable redemption prices set forth in the indenture, plus accrued and unpaid interest if any, to the redemption date. Prior to December 15, 2017, we may also redeem the Senior Notes, in whole or in part, at a redemption price based on a “make-whole” premium plus accrued and unpaid interest if any, to the redemption date. In addition, at any time on or prior to December 15, 2015, we may redeem up to 35% of the Senior Notes at a redemption price equal to 107.750% of their principal amount, plus accrued and unpaid interest if any, to the redemption date, using the proceeds of certain equity offerings.
In connection with the sale of the Senior Notes, we entered into a registration rights agreement (the “Registration Rights Agreement”), dated December 7, 2012, with the initial purchasers. Under the Registration Rights Agreement, we agreed, among other things, to use our commercially reasonable efforts to cause an exchange offer registration statement to become effective within 180 days of the consummation of the Spin-off and to consummate an exchange offer within 30 days after such effectiveness or to cause a shelf registration statement covering the resale of the Senior Notes to be declared effective within specified periods. We will be required to pay additional interest on the Senior Notes if we fail to timely comply with our obligations under the Registration Rights Agreement until such time as we comply.
Guarantees
The payment of principal, interest and premium (if any) on the Senior Notes is unconditionally guaranteed on a general unsecured and unsubordinated basis by all of our wholly-owned existing U.S. subsidiaries that are guarantors under our Revolving Credit Facility.
Maturity and Interest
The Senior Notes will mature on December 15, 2022. The Senior Notes bear interest at a rate of 7.750% per annum, payable semi-annually in arrears on each June 15 and December 15 of each year, beginning on June 15, 2013.
Covenants
The indenture governing the Senior Notes contains covenants that restrict our and our subsidiaries' ability to, among other things:

•	incur additional indebtedness;

•	pay dividends or make other distributions or repurchase or redeem our capital stock;

•	prepay, redeem or repurchase certain debt;

•	make loans and investments;

•	sell assets;

•	incur liens;

•	enter into transactions with affiliates;

•	enter into agreements restricting our subsidiaries' ability to pay dividends; and

•	consolidate, merge or sell all or substantially all of their assets.
In addition, upon a specified change of control trigger event or a specified asset sales, we may be required to offer to repurchase the Senior Notes.
Events of Default
The indenture governing the Senior Notes provides for customary events of default including, without limitation: (i) payment defaults, (ii) covenant defaults, (iii) cross-acceleration to certain other indebtedness in excess of specified amounts, (iv) certain events of bankruptcy and insolvency or (v) judgment defaults in excess of specified amounts.
Short and Long-Term Liquidity Requirements
We anticipate that we will generate positive cash flows from operations and that these cash flows will be adequate to meet our working capital requirements. During the year ended December 31, 2012, our cash provided by operations was $13.9 million. To support our capital expenditure program and/or other liquidity requirements, we may use operating cash flow, cash balances or proceeds from sales of assets, issue debt or equity, borrow under our Revolving Credit Facility or any combination thereof.
Our availability of long-term financing is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, capital expenditures and a reasonable return on investment. We believe that earning such operating profits will permit us to maintain our access to favorably priced financing arrangements. Management will continue to closely monitor our liquidity and the credit markets.

Off-Balance Sheet Arrangements
On occasion, we and our partners will guarantee certain obligations on behalf of our joint ventures. As of December 31, 2012, we had no such guarantees in place.
Contractual Obligations and Commercial Commitments
The following table summarizes the Company’s contractual obligations and other commercial commitments and their aggregate maturities as of December 31, 2012 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Contractual Obligations:
Long-term Debt (1)	$446,745	$20,971	$65,818	$82,456	$277,500
Capital Purchase Obligations (2)	134,800	13,840	79,333	41,627	—
Operating Leases (3)	20,123	2,538	4,740	3,859	8,986
Purchase Obligations (4)	3,775	3,775	—	—	—
Other (5)	131	101	30	—	—
	$605,574	$41,225	$149,921	$127,942	$286,486
____________________

(1)	Maturities of our borrowings and interest payments pursuant to such borrowings are based on contractual terms.

(2)
Capital purchase obligations represent commitments for the purchase of property and equipment as of December 31, 2012. Such commitments relate to orders we had placed as of December 31, 2012 for 11 new helicopters, consisting of one AW139 medium helicopter, five AW169 light twin helicopters and five AW189 medium helicopters. Of the total unfunded capital commitments commitments, $128.3 million may be terminated without further liability other than liquidated damages of $3.3 million in the aggregate. These commitments are not recorded as liabilities on our consolidated balance sheet as of December 31, 2012, as we had not yet received the goods or taken title to the property. The AW139 helicopter was delivered in 2013, and the AW189 helicopters are scheduled to be delivered in 2014 and 2015. Delivery dates for the AW169 helicopters have yet to be determined.

(3)	Operating leases primarily include leases of helicopters and other property that have a remaining term in excess of one year.

(4)
Purchase obligations primarily include purchase orders for helicopter inventory and maintenance as of December 31, 2012. These commitments are for goods and services to be acquired in the ordinary course of business and are fulfilled by our vendors within a short period of time.

(5)	Other primarily includes deferred compensation arrangements.
Effects of Inflation
The Company’s operations expose it to the effects of inflation. In the event that inflation becomes a significant factor in the world economy, inflationary pressures could result in increased operating and financing costs.
Contingencies
On June 12, 2009, a purported civil class action was filed against SEACOR, Era Group Inc., Era Helicopters LLC and three other defendants (collectively, the “Defendants”) in the U.S. District Court for the District of Delaware, Superior Offshore International, Inc. v. Bristow Group Inc., et al., No. 09-CV-438 (D. Del.). The Complaint alleged that the Defendants violated federal antitrust law by conspiring with each other to raise, fix, maintain or stabilize prices for offshore helicopter services in the U.S. Gulf of Mexico during the period January 2001 to December 2005. The purported class of plaintiffs included all direct purchasers of such services and the relief sought included compensatory damages and treble damages. On September 4, 2009, the Defendants filed a motion to dismiss the Complaint. On September 14, 2010, the Court entered an order dismissing the Complaint. On September 28, 2010, the plaintiffs filed a motion for reconsideration and amendment and a motion for re-argument (the “Motions”). On November 30, 2010, the Court granted the Motions, amended the Court’s September 14, 2010 Order to clarify that the dismissal was without prejudice, permitted the filing of an amended Complaint, and authorized limited discovery with respect to the new allegations in the amended Complaint. Following the completion of such limited discovery, on February 11, 2011, the Defendants filed a motion for summary judgment to dismiss the amended Complaint with prejudice. On June 23, 2011, the District Court granted summary judgment for the Defendants. On July 22, 2011, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Third Circuit. On July 27, 2012, the Third Circuit Court of Appeals affirmed the District Court’s grant of summary judgment in favor of the defendants. On August 9, 2011, Defendants moved for certain excessive costs, expenses, and attorneys' fees under 28 U.S.C. § 1927 (the “Fee Motion”). On October 9, 2012, the District Court denied the Fee Motion.
In the normal course of our business, we become involved in various other litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining our potential exposure to these matters and has recorded reserves in its financial statements related thereto as appropriate. It is possible that a change in our estimates related to these exposures could occur, but we do not expect such changes in estimated costs would have a material effect on our consolidated financial position or results of operations.
Critical Accounting Policies and Estimates
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include those related to allowance for doubtful accounts, useful lives of property and equipment, impairments, income tax provisions and certain accrued liabilities. Actual results could differ from those estimates and those differences may be material.
Revenue Recognition. We recognize revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenue that does not meet these criteria is deferred until the criteria are met.
We charter the majority of our helicopters primarily through master service agreements, subscription agreements, day-to-day charter arrangements and contract-leases. Master service agreements and subscription agreements require incremental payments above a fixed monthly fee based on flight hours flown. These agreements have fixed terms ranging from one month to five years, and generally may be canceled upon 30 days’ notice. Day-to-day charter arrangements call for either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate. Services provided under contract-leases can include only the equipment, or can include the equipment, logistical and maintenance support, insurance and personnel, or a combination thereof. Fixed monthly fee revenues are recognized ratably over the contract term. Usage or hourly based revenues are recognized as hours are flown.
Our air medical services are provided under contracts with hospitals that typically include either a fixed monthly and hourly rate structure or a fee per completed flight. Fixed monthly revenues are recognized ratably over the contract term while per-hour or per-flight based revenues are recognized as hours are flown or flights are completed. Most contracts with hospitals are longer- term, but offer either party the ability to terminate with less than six month’s notice. We operate some air medical contracts pursuant to which we collect a fee per flight.
With respect to flightseeing activities, we allocate block space to cruise lines and sell seats directly to customers with revenues recognized as the services are performed. Our FBO sells fuel on an ad-hoc basis and those sales are recognized at the time of fuel delivery.
Trade Receivables. Customers are primarily major integrated and independent exploration and production companies, hospitals, international helicopter operators and the U.S. government. Customers are typically granted credit on a short-term basis and related credit risks are considered minimal. We routinely review our trade receivables and make provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.
Derivative Instruments. We account for derivatives through the use of a fair value concept whereby all of our derivative positions are stated at fair value in the accompanying consolidated balance sheets. Realized and unrealized gains and losses on derivatives not designated as hedges are reported in the accompanying consolidated statements of operations as derivative gains (losses), net. Realized and unrealized gains and losses on derivatives designated as fair value hedges are recognized as a corresponding increase or decrease in the fair value of the underlying hedged item to the extent they are effective, with any ineffective portion reported in the accompanying consolidated statements of operations as derivative gains (losses), net.
Inventories. Inventories, which consist primarily of spare parts and fuel, are stated at the lower of cost (using the average cost method) or market. We record write-downs, as needed, to adjust the carrying amount of inventories to the lower of cost or market.
Property and Equipment. Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to helicopters, the estimated useful life is typically based upon a newly built asset being placed into service and represents the point at which it is typically not justifiable for us to continue to operate the asset in the same or similar manner. From time to time, we may acquire older assets that have already exceeded our useful life policy, in which case we depreciate such assets based on our best estimate of remaining useful life.

As of December 31, 2012, the estimated useful life (in years) of the Company’s categories of new property and equipment was as follows:

Helicopters (estimated salvage value at 40% of cost)	15
Machinery, equipment and spares	5-7
Buildings and leasehold improvements	10-30
Furniture, fixtures, vehicles and other	3-5
We review the estimated useful lives and salvage values of our fixed assets on an ongoing basis. Effective July 1, 2011, we changed the estimated useful life and salvage value for helicopters from 12 to 15 years and 30% to 40%, respectively, due to improvements in new helicopter models that continue to increase their long-term value and make them viable for operation over a longer period of time. For the year ended December 31, 2011, the change in estimate increased operating income by $7.6 million, net income by $4.9 million and basic and diluted earnings per share by $0.48. For the year ended December 31, 2012, the change in estimate increased operating income by $18.0 million , net income by $11.7 million and basic and diluted earnings per share by $0.48.
Equipment maintenance and repair costs and the costs of routine overhauls and inspections performed on helicopter engines and major components are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals or improvements to other properties are capitalized.
We engage a number of third-party vendors to maintain the engines and certain components on some of our helicopter models under programs known as “power-by-hour” maintenance contracts. These programs require us to pay for the maintenance service ratably over the contract period, typically based on actual flight hours. Power-by-hour providers generally bill monthly based on hours flown in the prior month, the costs being expensed in the period in which flight hours are flown. In the event we place a helicopter in a program after a maintenance period has begun, it may be necessary to pay an initial buy-in charge based on hours flown since the previous maintenance event. The buy-in charge is normally recorded as a pre-paid expense and amortized as an operating expense over the remaining power-by-hour contract period. If a helicopter is sold or otherwise removed from a program before the scheduled maintenance work is carried out, we may be able to recover part of our payments to the power-by-hour provider, in which case we record a reduction to operating expense when we receive the refund.
We also incur repairs and maintenance expense through vendor arrangements whereby we obtain repair quotes and authorize service through a repair order process.  Under these arrangements, we record the repairs and maintenance cost as the work is completed.  As a result, the timing of repairs and maintenance may result in operating expenses varying substantially when compared with a prior year or prior quarter if a disproportionate number of repairs, refurbishments or overhauls for components not covered under power-by-hour arrangements are performed during a period.
Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives.
Impairment of Long-Lived Assets. We perform an impairment analysis on long-lived assets used in operations when indicators of impairment are present. If the carrying value of the assets is not recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate.
Impairment of 50% or Less Owned Companies. We perform regular reviews of each investee’s financial condition, the business outlook for its products and services, and its present and projected results and cash flows. When an investee has experienced consistent declines in financial performance or difficulties in raising capital to continue operations, and when we expect the decline to be other-than-temporary, the investment is written down to fair value. Actual results may vary from estimates due to the uncertainties regarding the projected financial performance of investees, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investees in which we have investments.
Income Taxes. Our results are included in the consolidated U.S. federal income tax return of SEACOR. SEACOR’s policy for allocation of U.S. federal income taxes requires its subsidiaries to compute their provision for U.S. federal income taxes on a separate company basis and settle with SEACOR. Net operating loss benefits are settled with SEACOR on a current basis and are used in the consolidated U.S. federal income tax return to offset taxable profits of other affiliates. For all periods presented, the total provision for income taxes included in the consolidated statements of operations would remain as currently reported if we were not eligible to be included in the consolidated U.S. federal income tax return of SEACOR. Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the book and tax basis differences of assets and liabilities reported in the accompanying consolidated financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which they are expected to be settled or realized. Interest and penalties relating to uncertain tax positions are recognized in interest expense and administrative and general, respectively, in the accompanying consolidated statements of operations. We record a valuation allowance to reduce our deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We have entered into and settled positions in Euro-based forward currency exchange contracts designated as fair value hedges for capital purchase commitments. As of December 31, 2012, there were no forward currency exchange contracts designated as fair value hedges as all of the contracts matured or were dedesignated and we settled those contracts with SEACOR. As of December 31, 2012, we had capital purchase commitments of €101.7 million ($134.4 million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. Dollar equivalent of the non-hedged purchase commitment by $13.4 million.
We maintained cash balances of €6.2 million as of December 31, 2012. An adverse change of 10% in the underlying foreign currency exchange rate would reduce net income by $0.8 million.
We had $50.0 million of LIBOR-based variable rate borrowings under the Revolving Credit Facility as of December 31, 2012. The average borrowing rate under the facility at December 31, 2012 was 2.9%. A 10% increase in LIBOR would result in additional annual interest expense of $10,000, net of tax.
As of December 31, 2012, excluding debt outstanding under our Revolving Credit Facility, we had $33.1 million of variable rate debt due in 2015. These instruments bear a variable interest rate that resets every three months and is computed as the three-month LIBOR rate at the date of each reset plus 260 basis points. As of December 31, 2012, the interest rate on these borrowings was 2.91%. A 10% increase in the underlying LIBOR would raise the rate to 2.94%, reflecting a corresponding increase to gross interest expense of $7,000. In addition, as of December 31, 2012, we had interest rate swap agreements with a notional value of $31.8 million. These agreements call for us to pay a fixed interest rate ranging from 1.67% to 1.83% and receive interest payments based on LIBOR. As of December 31, 2012, we had a liability of $1.0 million having marked to market our positions in these interest rate swap agreements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and related notes required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page 54 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2012. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, as of December 31, 2012.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
We have been evaluating, designing and enhancing controls, including internal controls over financial reporting, related to processes that previously were handled by SEACOR and/or will continue for a limited time to be handled by SEACOR under the Amended and Restated Transition Services Agreement, including payroll processing, information systems support, benefit plan management, cash disbursement support, cash receipt processing and treasury management, and have been discussing these matters with our independent accountants and the Audit Committee of our Board of Directors. Based on these evaluations and discussions, we consider what revisions, improvements or corrections are necessary in order for us to conclude that our internal controls are effective. We are in the process of identifying areas where there is a need for improvement in our internal controls, and following such process will design and implement controls and processes to address the issues identified through this review.
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered independent public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be disclosed pursuant to this Item 10 is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2012.
NYSE Annual Certification. The Chief Executive Officer of the Company has previously submitted to the NYSE the annual certification required by Section 303A.12(a) of the NYSE Listed Company Manual, and there were no qualifications to such certification. Era Group Inc. has filed the certifications of its Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 with the SEC as exhibits to this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required to be disclosed pursuant to this Item 11 is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be disclosed pursuant to this Item 12 is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be disclosed pursuant to this Item 13 is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required to be disclosed pursuant to this Item 14 is incorporated by reference to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2012.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:
1. and 2. Financial Statements and Financial Statement Schedules – See Index to Consolidated Financial Statements and Financial Statement Schedule of this Form 10-K.
3. Exhibits

Exhibit Index		Exhibit Description
2.1	*
Distribution Agreement between SEACOR Holdings Inc. and Era Group Inc. (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on February 1, 2013 (File No. 001-35701)).

3.1	*
Amended and Restated Certificate of Incorporation of Era Group Inc. (incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the SEC on February 1, 2013 (File No. 001-35701)).

3.2	*	Amended and Restated Bylaws of Era Group Inc. (incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed with the SEC on February 1, 2013 (File No. 001-35701)).
4.1	*
Form of Common Stock Certificate of Era Group Inc. (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form 10 filed with the SEC on October 12, 2012, as amended (File No. 001-35701)).

4.2	*
Registration Rights Agreement, dated as of December 7, 2012, among Era Group Inc., the guarantors named therein and Deutsche Bank Securities Inc., on behalf of itself and the other initial purchasers named therein (incorporated herein by reference to Exhibit 4.1 to SEACOR Holding Inc.’s current report on Form 8-K filed with the SEC on December 7, 2012 (File No. 333-175942)).

4.3	*
Indenture, dated as of December 7, 2012, among Era Group Inc., the guarantors named therein and Wells Fargo Bank, National Association. (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form 10 filed with the SEC on October 12, 2012, as amended (File No. 001-35701)).

10.1	*
Amended and Restated Transition Services Agreement between SEACOR Holdings Inc. and Era Group Inc. (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the SEC on February 1, 2013 (File No. 001-35701)).

10.2	**
Tax Matters Agreement between SEACOR Holdings Inc. and Era Group Inc. (incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the SEC on February 1, 2013 (File No. 001-35701)).

10.3	*
Employee Matters Agreement between SEACOR Holdings Inc. and Era Group Inc. (incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed with the SEC on February 1, 2013 (File No. 001-35701)).

10.4	* +
Era Group Inc. 2012 Share Incentive Plan. (incorporated herein by reference to Exhibit 10.4 of the Company's Registration Statement on Form 10 filed with the SEC on October 12, 2012, as amended (File No. 001-35701)).

10.5	* +
Form of Stock Option Grant Agreement pursuant to the Era Group Inc. 2012 Share Incentive Plan. (incorporated herein by reference to Exhibit 10.5 of the Company's Registration Statement on Form 10 filed with the SEC on October 12, 2012, as amended (File No. 001-35701)).

10.6	* +
Form of Restricted Stock Grant Agreement pursuant to the Era Group Inc. 2012 Share Incentive Plan. (incorporated herein by reference to Exhibit 10.6 of the Company's Registration Statement on Form 10 filed with the SEC on October 12, 2012, as amended (File No. 001-35701)).

10.7	*
Agreement, dated as of December 22, 2011, for a U.S. $350,000,000 Senior Secured Revolving Credit Facility by and among Era Group Inc., Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., Deutsche Bank Securities Inc., Suntrust Robinson Humphrey, Inc. and other financial institutions identified on Schedule A thereto (incorporated herein by reference to Exhibit 10.25 to SEACOR Holdings Inc's annual report on Form 10-K filed with the SEC on February 24, 2012 (File No.: 001-12289)).

10.8	*
Separation and Consulting Agreement dated as of November 28, 2011 (incorporated herein by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 9, 2012 and incorporated by reference herein (File No. 333-175942)).

10.9	*
Separation and Consulting Agreement dated as of September 30, 2012. (incorporated herein by reference to Exhibit 10.9 of the Company's Registration Statement on Form 10 filed with the SEC on October 12, 2012, as amended (File No. 001-35701)).

10.10	*
Form of Indemnification Agreement between Era Group Inc. and individual officers and directors. (incorporated herein by reference to Exhibit 10.10 of the Company's Registration Statement on Form 10 filed with the SEC on October 12, 2012, as amended (File No. 001-35701)).

10.11	* +
Form of Era Group Inc. Management Incentive Plan. (incorporated herein by reference to Exhibit 10.11 of the Company's Registration Statement on Form 10 filed with the SEC on October 12, 2012, as amended (File No. 001-35701)).

10.12	*
Series B Exchange Agreement, dated December 18, 2012, between SEACOR Holdings Inc. and Era Group Inc. (incorporated herein by reference to Exhibit 10.12 of the Company's Registration Statement on Form 10 filed with the SEC on October 12, 2012, as amended (File No. 001-35701)).

16.1	*
Letter re Changes in Accountants. (incorporated herein by reference to Exhibit 16.1 of the Company's Registration Statement on Form 10 filed with the SEC on October 12, 2012, as amended (File No. 001-35701)).

21.1		List of subsidiaries of Era Group Inc.
23.1		Consent of Ernst & Young LLP, independent registered public accounting firm.

*	Incorporated herein by reference as indicated.
+	Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2012, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

Era Group Inc.

	By:	/s/ CHRISTOPHER S. BRADSHAW
Christopher S. Bradshaw, Executive Vice President and Chief Financial Officer
Date: February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ STEN L. GUSTAFSON	Chief Executive Officer and Director	February 27, 2013
Sten L. Gustafson

/s/ CHRISTOPHER S. BRADSHAW	Executive Vice President and Chief Financial	February 27, 2013
Christopher S. Bradshaw	Officer (Principal Financial Officer)

/s/ ANNA M. GOSS	Senior Vice President-Finance and Chief	February 27, 2013
Anna M. Goss	Accounting Officer (Principal Accounting Officer)

/s/ CHARLES FABRIKANT	Chairman of the Board and Director	February 27, 2013
Charles Fabrikant

/s/ OIVIND LORENTZEN	Director	February 27, 2013
Oivind Lorentzen

/s/ BLAINE V. FOGG	Director	February 27, 2013
Blaine V. Fogg

/s/ STEVEN WEBSTER	Director	February 27, 2013
Steven Webster

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Except for the Financial Statement Schedule set forth above, all other required schedules have been omitted since the information is either included in the consolidated financial statements, not applicable or not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Era Group Inc.
We have audited the accompanying consolidated balance sheets of Era Group Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2012.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the consolidated financial statements of Dart Holding Company Ltd., a corporation in which the Company has a 50% interest, which statements reflect total assets of $61,548,000 as of December 31, 2011, and total revenues of $18,999,000 for the five months ended December 31, 2011. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Dart Holding Company Ltd., is based solely on the report of the other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Era Group Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Certified Public Accountants
Miami, Florida
February 27, 2013

ERA GROUP INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$11,505	$79,122
Receivables:
Trade, net of allowance for doubtful accounts of $2,668 and $59 in 2012 and 2011, respectively	48,527	42,834
Other	3,742	7,250
Due from SEACOR	971	—
Inventories, net	26,650	24,504
Prepaid expenses and other	1,803	1,776
Deferred income taxes	3,642	2,293
Total current assets	96,840	157,779
Property and Equipment:
Helicopters	897,611	693,197
Construction in progress	22,644	116,130
Machinery, equipment and spares	72,161	65,709
Buildings and leasehold improvements	25,451	24,830
Furniture, fixtures, vehicles and other	12,409	11,939
	1,030,276	911,805
Accumulated depreciation	(242,471)	(202,354)
	787,805	709,451
Investments, at Equity, and Advances to 50% or Less Owned Companies	34,696	50,263
Goodwill	352	352
Other Assets	17,871	15,379
	$937,564	$933,224
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$15,703	$20,004
Accrued wages and benefits	4,576	7,108
Due to SEACOR	—	42,609
Current portion of long-term debt	2,787	2,787
Other current liabilities	6,633	5,744
Total current liabilities	29,699	78,252
Long-Term Debt	276,948	285,098
Deferred Income Taxes	203,536	146,177
Deferred Gains and Other Liabilities	7,864	8,340
Total liabilities	518,047	517,867
Preferred Stock, $0.01 par value, 10,000,000 shares authorized:
Series A Preferred Stock, at redemption value; 1,400,000 shares issued in 2012 and 2011	144,232	140,210
Series B Preferred Stock, at redemption value; none issued in 2012 and 2011	—	—
Total preferred stock	144,232	140,210
Equity:
Era Group Inc. Stockholder Equity:
Class A common stock, $0.01 par value, 60,000,000 shares authorized; none issued in 2012 and 2011	—	—
Class B common stock, $0.01 par value, 60,000,000 shares authorized; 24,500,000 issued in 2012 and 2011	245	245
Additional paid-in capital	278,838	287,307
Accumulated deficit	(4,025)	(11,812)
Accumulated other comprehensive income (loss), net of tax	20	(593)
	275,078	275,147
Noncontrolling interest in subsidiary	207	—
Total equity	275,285	275,147
	$937,564	$933,224

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

ERA GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	For the years ended December 31,
	2012	2011	2010
Operating Revenues	$272,921	$258,148	$235,366
Costs and Expenses:
Operating	167,195	162,707	147,233
Administrative and general	34,785	31,893	25,798
Depreciation	42,502	42,612	43,351
	244,482	237,212	216,382
Gains on Asset Dispositions and Impairments, Net	3,612	15,172	764
Operating Income	32,051	36,108	19,748
Other Income (Expense):
Interest income	910	738	109
Interest expense	(10,648)	(1,376)	(94)
Interest expense on advances from SEACOR	—	(23,410)	(21,437)
SEACOR management fees	(2,000)	(8,799)	(4,550)
Derivative losses, net	(490)	(1,326)	(118)
Foreign currency gains (losses), net	720	516	(1,511)
Other, net	30	9	50
	(11,478)	(33,648)	(27,551)
Income (Loss) Before Income Tax Expense (Benefit) and Equity in Earnings (Losses) of 50% or Less Owned Companies	20,573	2,460	(7,803)
Income Tax Expense (Benefit):
Current	(51,213)	(17,905)	(46,315)
Deferred	58,511	18,339	42,014
	7,298	434	(4,301)
Income (Loss) Before Equity in Earnings (Losses) of 50% or Less Owned Companies	13,275	2,026	(3,502)
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	(5,528)	82	(137)
Net Income (Loss)	7,747	2,108	(3,639)
Net Loss attributable to Noncontrolling Interest in Subsidiary	(40)	—	—
Net Income (Loss) attributable to Era Group Inc.	7,787	2,108	(3,639)
Accretion of redemption value on Series A preferred stock	8,469	210	—
Net Income (Loss) attributable to Common Shares	$(682)	$1,898	$(3,639)

Earnings (Loss) Per Common Share:
Basic and Diluted Earnings (Loss) Per Common Share	$(0.03)	$0.18	$(3,639.00)
Weighted Average Common Shares Outstanding	24,500,000	10,270,444	1,000

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

ERA GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the years ended December 31,
	2012	2011	2010
Net Income (Loss)	$7,747	$2,108	$(3,639)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	944	(802)	(406)
Income tax (expense) benefit	(331)	281	142
	613	(521)	(264)
Comprehensive Income (Loss)	8,360	1,587	(3,903)
Comprehensive Loss attributable to Noncontrolling Interest in Subsidiary	(40)	—	—
Comprehensive Income (Loss) attributable to Era Group Inc.	$8,400	$1,587	$(3,903)

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

ERA GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

			Era Group Inc. Stockholder Equity
	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non - controlling Interest in Subsidiary	Total Equity
Year Ended December 31, 2009	$—	$—	$1	$177,584	$(10,281)	$192	$—	$167,496
Net Loss	—	—	—	—	(3,639)	—		(3,639)
Currency translation adjustments, net of tax	—	—	—	—	—	(264)	—	(264)
Year Ended December 31, 2010	—	—	1	177,584	(13,920)	(72)	—	163,593
Non-cash distribution to SEACOR	—	—		(69,823)	—	—	—	(69,823)
Non-cash contribution from SEACOR	—	—	—	180,000	—	—	—	180,000
Share exchange (see note 10)	—	—	244	(244)	—	—	—	—
Issuance of Series A Preferred Stock	140,000	—	—	—	—	—	—	—
Accretion of redemption value on Series A Preferred Stock	210	—	—	(210)	—	—	—	(210)
Net Income	—	—	—	—	2,108	—	—	2,108
Currency translation adjustments, net of tax	—	—	—	—	—	(521)	—	(521)
Year Ended December 31, 2011	140,210	—	245	287,307	(11,812)	(593)	—	275,147
Issuance of Series B Preferred Stock	—	100,000	—	—	—	—	—	—
Accretion of redemption value on Series A Preferred Stock	8,469	—	—	(8,469)	—	—	—	(8,469)
Preferred stock dividend	(4,447)	—	—	—	—	—	—	—
Redemption of Series B Preferred Stock	—	(100,000)	—	—	—	—	—
Acquisition of subsidiary with a noncontrolling interest	—	—	—	—	—	—	247	247
Net Income	—	—			7,787		(40)	7,747
Currency translation adjustments, net of tax	—	—	—	—	—	613	—	613
Year Ended December 31, 2012	$144,232	$—	$245	$278,838	$(4,025)	$20	$207	$275,285

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

ERA GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$7,747	$2,108	$(3,639)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	42,502	42,612	43,351
Amortization of deferred financing costs	1,663	25	—
Debt discount amortization	15	—	—
Bad debt expense, net	2,798	20	37
Gains on asset dispositions and impairments, net	(3,612)	(15,172)	(764)
Derivative losses, net	490	1,326	118
Cash settlements on derivative transactions, net	(419)	—	—
Foreign currency (gains) losses, net	(720)	(516)	1,511
Deferred income tax expense	58,511	18,339	42,014
Non-cash settlement of current tax benefit (see Note 10)	(50,000)	—	—
Equity in (earnings) losses of 50% or less owned companies, net of tax	5,528	(82)	137
Dividends received from 50% or less owned companies	(16)	1,236	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	320	(9,311)	(2,383)
Increase in prepaid expenses and other assets	(2,153)	(5,967)	(3,098)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(48,739)	6,312	6,459
Net cash provided by operating activities	13,915	40,930	83,743
Cash Flows from Investing Activities:
Purchases of property and equipment	(112,986)	(158,929)	(130,770)
Proceeds from disposition of property and equipment	5,188	26,043	880
Cash settlements on derivative transactions, net	—	6,109	(471)
Investments in and advances to 50% or less owned companies	(10,627)	(21,840)	(3,150)
Return of investments and advances from 50% or less owned companies	—	—	962
Principal payments on notes due from equity investees	2,574	—	—
(Advances) principal payments on third party notes receivable, net	1,086	(472)	—
Net cash used in investing activities	(114,765)	(149,089)	(132,549)
Cash Flows from Financing Activities:
(Payments to) advances from SEACOR, net	—	(63,166)	8,388
Proceeds from issuance of long-term debt	284,622	252,000	38,673
Long-term debt issuance costs	(4,754)	(3,050)	—
Payments on long-term debt	(292,787)	(2,690)	(98)
Issuance of Series B preferred stock	100,000	—	—
Settlement of Series B preferred stock	(50,000)	—	—
Dividends paid on Series A preferred stock	(4,447)	—	—
Net cash provided by financing activities	32,634	183,094	46,963
Effects of Exchange Rate Changes on Cash and Cash Equivalents	599	489	(1,768)
Net Increase (Decrease) in Cash and Cash Equivalents	(67,617)	75,424	(3,611)
Cash and Cash Equivalents, Beginning of Year	79,122	3,698	7,309
Cash and Cash Equivalents, End of Year	$11,505	$79,122	$3,698

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

ERA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES
Nature of Operations. Era Group Inc. (“Era Group”) and its subsidiaries (collectively referred to as the “Company”) is one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the United States, which is its primary area of operation. The Company is primarily engaged in transportation services to the offshore oil and gas exploration, development and production industry. Its major customers are major integrated and independent oil and gas companies and U.S. government agencies. In addition to serving the oil and gas industry, the Company provides air medical services, firefighting support, flightseeing tours in Alaska, and emergency search and rescue services. The Company operates a fixed base operation (“FBO”) at Ted Stevens Anchorage International Airport and a Federal Aviation Administration (“FAA”) approved maintenance repair station in Lake Charles, Louisiana. The Company has an interest in Dart Holding Company Ltd., a sales and manufacturing organization based in Canada that engineers, manufactures and distributes after-market helicopter parts and accessories, and has an interest in a training center based in Lake Charles, Louisiana, that provides instruction, flight simulator and other training service.
Prior to January 31, 2013, the Company was wholly owned by SEACOR Holdings Inc. (along with its other majority-owned subsidiaries being collectively referred to as “SEACOR”) and represented SEACOR’s aviation services business segment. On January 31, 2013, SEACOR recapitalized the Company through the exchange of all of its Class B common stock and its $140.0 million of Series A preferred stock for 19,883,583 shares of newly-issued Era Group common stock, par value $0.01 per share (the “Recapitalization”).  Following the Recapitalization, the Company had only one class of common stock issued and outstanding, and no preferred stock outstanding. On January 31, 2013, SEACOR then completed a spin-off by means of a dividend to SEACOR’s stockholders of all of the Company’s issued and outstanding common stock (the “Spin-off”). The Company filed a Registration Statement on Form 10 with the Securities and Exchange Commission (“SEC”) that was declared effective on January 15, 2013. Prior to the Spin-off, SEACOR and the Company entered into a distribution agreement and several other agreements that will govern their post-Spin-off relationship. Era Group is now an independent company with its common stock listed on the New York Stock Exchange under the symbol “ERA.”
Basis of Consolidation. The consolidated financial statements include the accounts of Era Group Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.
The Company employs the equity method of accounting for investments in business ventures when it has the ability to exercise significant influence over the operating and financial policies of the ventures. Significant influence is generally deemed to exist if the Company has between 20% and 50% of the voting rights of an investee. The Company reports its investments in and advances to equity investees in the accompanying consolidated balance sheets as investments, at equity, and advances to 50% or less owned companies. The Company reports its share of earnings or losses of equity investees in the accompanying consolidated statements of operations as equity in earnings (losses) of 50% or less owned companies, net of tax.
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include those related to allowance for doubtful accounts, useful lives of property and equipment, impairments, income tax provisions and certain accrued liabilities. Actual results could differ from those estimates and those differences may be material.
Reclassifications.  Certain amounts reported for prior years in the consolidated financial statements have been reclassified to conform with the current year's presentation.
Revenue Recognition. The Company recognizes revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable and collectability is reasonably assured. Revenue that does not meet these criteria is deferred until the criteria are met. Deferred revenues for the years ended December 31 were as follows (in thousands):

	2012	2011
Balance at beginning of period	$123	$216
Revenues deferred during period	25,908	266
Revenues recognized during period	(17,078)	(359)
Balance at end of period	$8,953	$123

As of December 31, 2012, deferred revenues included $7.0 million related to contract-lease revenues for certain helicopters leased by the Company to Aeroleo Taxi Aero S/A (“Aeroleo”), its Brazilian joint venture (see Note 5). The deferral resulted from difficulties experienced by Aeroleo following one of its customer’s cancellation of certain contracts for a number of AW139 helicopters under contract-lease from the Company. The Company will recognize revenues as cash is received or earlier should future collectability become reasonably assured. All costs and expenses related to these contract-leases were recognized as incurred.
As of December 31, 2012, deferred revenues also included $1.9 million related to contract-lease revenues for certain helicopters leased by the Company to one of its customers. The deferral resulted from the customer having its operating certificate revoked for a period of time and therefore being unable to operate. The certificate has since been reinstated but uncertainty still remains regarding the collectability of the contract-lease revenues. The Company will recognize revenues as cash is received or earlier should future collectability become reasonably assured. All costs and expenses related to these contract-leases were recognized as incurred.
The Company charters the majority of its helicopters primarily through master service agreements, subscription agreements, day-to-day charter arrangements and contract-leases. Master service agreements and subscription agreements require incremental payments above a fixed monthly fee based on flight hours flown. These agreements have fixed terms ranging from one month to five years and generally may be canceled upon 30 days’ notice. Day-to-day charter arrangements call for either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate. Services provided under contract-leases can include only the equipment, or can include the equipment, logistical and maintenance support, insurance and personnel, or a combination thereof. Fixed monthly fee revenues are recognized ratably over the contract term. Usage or hourly based revenues are recognized as hours are flown.
The Company’s air medical services are provided under contracts with hospitals that typically include either a fixed monthly and hourly rate structure or a fee per completed flight. Fixed monthly revenues are recognized ratably over the month while per-hour or per-flight based revenues are recognized as hours are flown or flights are completed. Most contracts with hospitals are longer-term, but offer either party the ability to terminate with less than six months’ notice. The Company operates some air medical contracts pursuant to which it collects a fee per flight, either from a hospital or an insurance company.
With respect to flightseeing activities, the Company allocates block space to cruise lines and sells seats directly to customers with revenues recognized as the services are performed. The Company’s fixed base operation sells fuel on an ad hoc basis and those sales are recognized at the time of fuel delivery. Training revenues are charged at a set rate per training course and include instructors, training materials and flight or flight simulator time, as applicable. Training revenues are recognized as services are provided.
Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of overnight investments.
Trade Receivables. Customers are primarily major integrated and independent exploration and production companies, hospitals, international helicopter operators and the U.S. government. Customers are typically granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.
Derivative Instruments. The Company accounts for derivatives through the use of a fair value concept whereby all of the Company’s derivative positions are stated at fair value in the accompanying consolidated balance sheets. Realized and unrealized gains and losses on derivatives not designated as hedges are reported in the accompanying consolidated statements of operations as derivative losses, net. Realized and unrealized gains and losses on derivatives designated as fair value hedges are recognized as a corresponding increase or decrease in the fair value of the underlying hedged item to the extent they are effective, with any ineffective portion reported in the accompanying consolidated statements of operations as derivative losses, net.
Concentrations of Credit Risk. The Company is exposed to concentrations of credit risk relating to its receivables due from customers in the industries described above. The Company does not generally require collateral or other security to support its outstanding receivables. The Company minimizes its credit risk relating to receivables by performing ongoing credit evaluations and, to date, credit losses have not been material. The Company is also exposed to concentrations of credit risk associated with cash, cash equivalents and derivative instruments. The Company minimizes its credit risk relating to these positions by monitoring the financial condition of the financial institutions and counterparties involved and by primarily conducting business with large, well-established financial institutions and diversifying its counterparties. The Company does not currently anticipate nonperformance by any of its significant counterparties. The Company”s two largest customers comprised 36% and 23% of net trade receivables as of December 31, 2012 and 2011, respectively.
Inventories. Inventories, which consist primarily of spare parts and fuel, are stated at the lower of cost (using the average cost method) or market. The Company records write-downs, as needed, to adjust the carrying amount of inventories to lower of cost or market. During the year ended December 31, 2012, the Company had inventory write-downs of $0.7 million. There were no inventory write-downs in 2011 and 2010.
Property and Equipment. Equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to helicopters, the estimated useful life is typically based upon a newly built asset being placed into service and represents the point at which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older assets that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life.
As of December 31, 2012 the estimated useful life (in years) of the Company’s categories of new property and equipment was as follows:

Helicopters (estimated salvage value at 40% of cost)	15
Machinery, equipment and spares	5-7
Buildings and leasehold improvements	10-30
Furniture, fixtures, vehicles and other	3-5
The Company reviews the estimated useful lives and salvage values of its fixed assets on an ongoing basis. Effective July 1, 2011, the Company changed its estimated useful life and salvage value for helicopters from 12 to 15 years and 30% to 40%, respectively, due to improvements in new helicopter models that continue to increase their long-term value and make them viable for operation over a longer period of time. For the six months ended December 31, 2011, the change in estimate increased operating income by $7.6 million, net income by $4.9 million and basic and diluted earnings per share by $0.48. For the year ended December 31, 2012, the change in estimate increased operating income by $18.0 million, net income by $11.7 million and basic and diluted earnings per share by $0.48.
Equipment maintenance and repair costs and the costs of routine overhauls and inspections performed on helicopter engines and major components are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment as well as major renewals or improvements to other properties are capitalized.
The Company engages a number of third-party vendors to maintain the engines and certain components on some of its helicopter models under programs known as “power-by-hour” maintenance contracts. These programs require the Company to pay for the maintenance service ratably over the contract period, typically based on actual flight hours. Power-by-hour providers generally bill monthly based on hours flown in the prior month, the costs being expensed as incurred. In the event the Company places a helicopter in a program after a maintenance period has begun, it may be necessary to pay an initial buy-in charge based on hours flown since the previous maintenance event. The buy-in charge is normally recorded as a prepaid expense and amortized as an operating expense over the remaining power-by-hour contract period. If a helicopter is sold or otherwise removed from a program before the scheduled maintenance work is carried out, the Company may be able to recover part of its payments to the power-by-hour provider, in which case, the Company records a reduction to operating expense when it receives the refund.
The Company also incurs repairs and maintenance expense through vendor arrangements whereby the Company obtains repair quotes and authorizes service through a repair order process.  Under these arrangements, the Company records the repairs and maintenance cost as the work is completed.  As a result, the timing of repairs and maintenance may result in operating expenses varying substantially when compared with a prior year or prior quarter if a disproportionate number of repairs, refurbishments or overhauls for components not covered under power-by-hour arrangements are performed during a period.
Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. Capitalized interest totaled $1.5 million, $2.7 million and $2.3 million in 2012, 2011 and 2010, respectively.
Impairment of Long-Lived Assets. The Company performs an impairment analysis on long-lived assets used in operations when indicators of impairment are present. The Company’s helicopters in operation are evaluated for impairment on an aggregate fleet basis. If the carrying value of the assets is not recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. For the years ended December 31, 2012 and 2011 the Company recognized no impairment charges. For the year ended December 31, 2010, the Company recognized impairment charges of $0.3 million, related to four helicopters, one owned and three leased-in, of a type that the Company no longer operates in its fleet.
Impairment of 50% or Less Owned Companies. The Company performs regular reviews of each investee’s financial condition, the business outlook for its products and services, and its present and projected results and cash flows. When an investee has experienced consistent declines in financial performance or difficulties in raising capital to continue operations, and when the

Company expects the decline to be other-than-temporary, the investment is written down to fair value. Actual results may vary from estimates due to the uncertainty regarding the projected financial performance of investees, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investees in which the Company has investments. For the year ended December 31, 2012, the Company recognized an impairment charge of $5.9 million, net of tax, on its investment in and advances to Aeroleo (See Note 5). The Company did not recognize any impairment charges in 2011 or 2010 related to its 50% or less owned companies.
Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the acquired entity to its carrying value, including goodwill. To determine its fair value, the Company uses a discounted future cash flow approach that uses estimates for revenues, costs, and appropriate discount rates, among others. These estimates are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. The Company did not recognize any goodwill impairments in 2012, 2011 or 2010.
Business Combinations. The Company recognizes, with certain exceptions, 100 percent of the fair value of assets acquired, liabilities assumed, and non controlling interests when the acquisition constitutes a change in control of the acquired entity. Shares issued in consideration for a business combination, contingent consideration arrangements and pre-acquisition loss and gain contingencies are all measured and recorded at their acquisition-date fair value. Subsequent changes to fair value of contingent consideration arrangements are generally reflected in earnings. Any in-process research and development assets acquired are capitalized as are certain acquisition-related restructuring costs if the criteria related to exit or disposal cost obligations are met as of the acquisition date. Acquisition-related transaction costs are expensed as incurred and any changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals are recorded as an adjustment to income tax expense. The operating results of entities acquired are included in the accompanying consolidated statements of operations from the date of acquisition.
Deferred Financing Costs. Deferred financing costs incurred in connection with the issuance of debt are amortized over the life of the related debt using the effective interest rate method for term loans and straight line method for revolving credit facilities. Amortization expense for deferred financing costs totaled $1.7 million and less than $0.1 million in 2012 and 2011, respectively and are included in interest expense in the accompanying consolidated statements of operations. There were no deferred financing costs in 2010.
Income Taxes. Prior to the Spin-off, the Company was included in the consolidated U.S. federal income tax return of SEACOR. SEACOR’s policy for allocation of U.S. federal income taxes requires its subsidiaries to compute their provision for U.S. federal income taxes on a separate company basis and settle with SEACOR. Net operating loss benefits are settled with SEACOR on a current basis and are used in the consolidated U.S. federal income tax return to offset taxable profits of other affiliates. For all periods presented, the total provision for income taxes included in the consolidated statements of operations would remain as currently reported if the Company was not eligible to be included in the consolidated U.S. federal income tax return of SEACOR. Commencing February 1, 2013, the Company will file a standalone consolidated U.S. federal tax return. Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the book and tax basis differences of assets and liabilities reported in the accompanying consolidated financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which they are expected to be settled or realized. Interest and penalties relating to uncertain tax positions are recognized in interest expense and administrative and general, respectively, in the accompanying consolidated statements of operations. The Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.
Deferred Gains. A portion of the gains realized from sales of the Company’s helicopters to its 50% or less owned companies is not immediately recognized in income and has been recorded in the accompanying consolidated balance sheets in deferred gains and other liabilities. Effective January 1, 2009, the Company adopted new accounting rules relating to the sale of its equipment to its non-controlled 50% or less owned companies. For transactions occurring subsequent to the adoption of the new accounting rules, gains are deferred only to the extent the Company has financed the transactions. For transactions occurring prior to the adoption of the new accounting rules, gains were deferred and are being amortized based on the Company’s ownership interest, cash received and the helicopters’ depreciable lives.

During the year ended December 31, 2011, the Company sold one helicopter to Era do Brazil. In addition, the Company previously sold two helicopters to a finance company that were in turn leased back by Lake Palma and sold four helicopters directly to Lake Palma. Deferred gain activity related to these transactions for the years ended December 31 was as follows (in thousands):

	2012	2011	2010
Balance at beginning of year	$2,378	$1,084	$1,677
Deferred gains arising from equipment sales	—	2,000	—
Amortization of deferred gains included in gains on asset dispositions and impairments, net	(742)	(706)	(593)
Balance at end of year	$1,636	$2,378	$1,084
Foreign Currency Translation. Certain of the Company’s investments, at equity, and advances to 50% or less owned companies were measured using their functional currency, which is the currency of the primary foreign economic environment in which they operate. These investments are translated to U.S. dollars at currency exchange rates as of the balance sheet dates and its equity earnings (losses) at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments are reported in other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income (loss).
Foreign Currency Transactions. From time to time, the Company enters into transactions denominated in currencies other than its functional currency. Gains and losses resulting from changes in currency exchange rates between the functional currency and the currency in which a transaction is denominated are included in foreign currency gains (losses), net in the accompanying consolidated statements of operations in the period which the currency exchange rates change.
Earnings (Loss) Per Common Share. Basic earnings (loss) per common share of the Company are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings (loss) per common share of the Company are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the if-converted method that assumes all common shares have been issued and outstanding during the relevant periods pursuant to the conversion of all outstanding Series A and Series B preferred stock. For the year ended December 31, 2012, diluted earnings per common share of the Company excluded 7,535,788 weighted average common shares issuable upon the conversion of Series A and Series B preferred stock as the effect of their inclusion in the computation would have been antidilutive. For the year ended December 31, 2011, diluted earnings per common share of the Company excluded 151,027 weighted average common shares issuable upon the conversion of Series A preferred stock as the effect of their inclusion in the computation would have been antidilutive.
2. FAIR VALUE MEASUREMENTS
The fair value of an asset or liability is the price that would be received to sell an asset or transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value and defines three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs derived from observable market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.
The Company’s financial assets and liabilities as of December 31 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
2012
LIABILITIES
Derivative instruments (included in other current liabilities)	$—	$1,025	$—

2011
LIABILITIES
Derivative instruments (included in other current liabilities)	$—	$954	$—

The estimated fair value of the Company’s other financial assets and liabilities as of December 31 were as follows (in thousands):

		Estimated Fair Value
2012	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$11,505	$11,505	$—	$—
Notes receivable from other business ventures (included in other receivables and other assets)	925	925	—	—
LIABILITIES
Long-term debt, including current portion	279,735	—	283,120	—

2011
ASSETS
Cash and cash equivalents	$79,122	$79,122	$—	$—
Notes receivable from other business ventures (included in other receivables and other assets)	1,661	1,661	—	—
LIABILITIES
Long-term debt, including current portion	287,885	—	287,805	—
The carrying values of cash, cash equivalents and the Company’s recently issued notes receivable from other business ventures approximate fair value. It was not practical to estimate fair value of advances from SEACOR because the timing of settlement was not certain. The Company’s long-term debt was estimated using discounted cash flow analysis based on estimated current rates. Considerable judgment was required in developing certain of the estimates of fair value and accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
The Company’s non-financial assets and liabilities that were measured at fair value during the years ended December 31 were as follows (in thousands):

	Level 1	Level 2	Level 3
2012
ASSETS
Investment in Aeroleo (1)	$—	$—	$—
Investment in Era do Brazil (2)	—	248	—
2011
LIABILITIES
Lease obligations for Helicopters (included in other current liabilities)(3)	$—	$—	$395
____________________

(1)	On March 1, 2012, the Company wrote-off its equity investment in its Aeroleo joint venture (see Note 5).

(2)
On September 30, 2012, the Company marked its equity investment in its Era do Brazil joint venture to fair value. As the primary beneficiary, the Company has consolidated Era do Brazil in its financial statements effective September 30, 2012 (see Note 5).

(3)	During the year ended December 31, 2011, the Company recorded a gain of $0.2 million to decrease the carrying value of its exit obligations for three leased-in helicopters.
3. DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
SEACOR had entered into forward currency exchange contracts on behalf of the Company. These derivative instruments were classified as either assets or liabilities based on their individual fair values. As of December 31, 2012, none of these derivative instruments were outstanding. The Company had designated its forward currency exchange contracts as fair value hedges in respect of capital commitments denominated in Euros. By entering into these forward currency exchange contracts, the Company had fixed a portion of its euro capital commitments in U.S. dollars to protect against currency fluctuations for equipment that was scheduled to be delivered in 2011 through 2013.

The Company recognized gains (losses) on derivative instruments designated as fair value hedges for the years ended December 31 as follows (in thousands):

	2012	2011	2010
Foreign currency exchange contracts, effective and ineffective portions	$—	$5,770	$(1,973)
Increase (decrease) in fair value of hedged items included in property and equipment corresponding to the effective portion of derivative (gains) losses	—	(5,810)	1,855
	$—	$(40)	$(118)
During the year ended December 31, 2011, the Company entered into two interest rate swap agreements maturing in 2014 and 2015 that call for the Company to pay fixed interest rates of 1.67% and 1.83% on an aggregate notional value of $31.8 million and receive a variable interest rate based on the London Interbank Offered Rate (“LIBOR”) on these notional values. The general purpose of these interest rate swap agreements is to provide protection against increases in interest rates, which might lead to higher interest costs for the Company. The fair value of these derivative instruments at December 31, 2012 were liabilities of $1.0 million. The Company recognized losses of $0.5 million and $1.3 million on these derivative instruments for the year ended December 31, 2012 and 2011, respectively.
4. ACQUISITIONS AND DISPOSITIONS
Equipment Additions. The Company’s capital expenditures were $113.0 million, $158.9 million and $130.8 million in 2012, 2011 and 2010 respectively. Major equipment placed in service for the years ended December 31 were as follows (unaudited):

	2012(1)	2011	2010
Light helicopters - single engine	3	1	—
Light helicopters - twin engine	4	3	—
Medium helicopters	8	4	5
Heavy helicopters	3	1	1
	18	9	6
Equipment Dispositions. The Company sold property and equipment for $5.2 million, $26.0 million and $0.9 million in 2012, 2011 and 2010, respectively. Major equipment dispositions for the years ended December 31 were as follows (unaudited):

	2012(2)	2011(3)	2010
Light helicopters - single engine	—	3	—
Light helicopters - twin engine	6	3	2
Medium helicopters	2	2	—
Heavy helicopters	—	3	—
	8	11	2
____________________

(1)	Includes three light-single helicopters and one medium helicopter that were previously leased-in.

(2)	Excludes two light-twin helicopters that were removed from service and includes one light-single helicopter that had previously been removed from service.

(3)	Includes one light-single helicopter that had previously been removed from service and excludes one light-twin helicopter that was removed from service in 2011.

5. INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
Investments, at equity, and advances to 50% or less owned companies as of December 31 were as follows (in thousands):

	Ownership	2012	2011
Dart	50.0%	$25,212	$25,128
Aeróleo	50.0%	—	9,160
Era do Brazil	50.0%	—	6,744
Era Training Center	50.0%	6,740	5,874
Lake Palma(1)	51.0%	2,512	3,357
Heli-Union Era Australia	45.0%	232	—
		$34,696	$50,263
____________________

(1)	The Company owns a 51% financial interest in this joint venture; however, it does not consolidate the venture as it only controls 50% of the venture’s voting rights.

Combined Condensed Financials. Summarized financial information for the Company’s investments, at equity, as of and for the years ended December 31 was as follows (in thousands) for Dart Holding Company Ltd.:

	2012	2011
Current Assets	$18,845	$17,920
Noncurrent Assets	42,423	43,628
Current Liabilities	8,754	8,239
Noncurrent Liabilities	12,590	13,895

	2012		2011	2010
Operating Revenues	$42,870		$43,198	$31,196
Costs and Expenses:
Operating and administrative	33,706		34,431	27,547
Depreciation	5,375		2,746	890
	39,081		37,177	28,437
Operating Income	$3,789		$6,021	$2,759
Net Income	$1,245	540	$3,974	$1,190

Combined Condensed Financials. Summarized financial information for the Company’s investments, at equity, as of and for the years ended December 31 was as follows (in thousands) for all other investments:

	2012	2011
Current Assets	$2,278	$36,271
Noncurrent Assets	22,611	33,129
Current Liabilities	2,523	26,556
Noncurrent Liabilities	9,146	26,496

	2012		2011	2010
Operating Revenues	$20,009		$53,827	$3,225
Costs and Expenses:
Operating and administrative	16,221		51,726	381
Depreciation	3,165		3,081	2,189
	19,386		54,807	2,570
Operating Income	$623		$(980)	$655
Net Income (Loss)	$540	540	$(1,590)	$57

As of December 31, 2012 and 2011, cumulative undistributed net earnings (losses) of 50% or less owned companies included in the Company’s consolidated accumulated deficit were a loss of $5.8 million and a loss of $11.3 million, respectively.
Dart . A wholly owned subsidiary of the Company, Era DHS LLC, acquired 49% of the capital stock of Dart Helicopter Services LLC (“Dart Helicopters”), a sales, marketing and parts manufacturing organization based in North America that engineers and manufactures after-market parts and equipment for sale to helicopter manufacturers and operators. During 2009, the Company provided a $0.3 million loan to Dart Helicopters with a maturity of June 2012 at an annual interest rate of 5%, which is payable quarterly with principal due at maturity. On February 28, 2011, the Company made an additional investment of $5.0 million in Dart Helicopters and, on July 31, 2011, contributed its ownership in Dart Helicopters to Dart Holding Company Ltd. (“Dart”) in exchange for a 50% interest in Dart and a note receivable of $5.1 million. The note receivable bears an interest rate of 4.0% per annum, requires quarterly principal and interest payments and matures on July 31, 2023. During the years ended December 31, 2012, 2011 and 2010, the Company purchased $1.7 million, $2.3 million and $1.1 million, respectively of products from Dart Helicopters and Dart. The Company received no management fees during the year ended December 31, 2012. The management fees earned during the year ended December 31, 2011 were not material. During the year ended December 31, 2010, the Company received management fees of $0.2 million.
Aeróleo. On July 1, 2011, the Company acquired a 50% economic interest and a 20% voting interest in Aeróleo Taxi Aereo S/A (“Aeróleo”), a Brazilian entity that provides helicopter transport services to the Brazilian offshore oil and gas industry, for $4.8 million in cash. The Company and its partner also each loaned Aeróleo $6.0 million at an interest rate of 6% per annum. On March 1, 2012, the Company recorded an impairment charge of $5.9 million, net of tax, on its investment in and advances to Aeroleo. The impairment charge resulted from difficulties experienced by Aeroleo following one of its customer’s cancellation of certain contracts for a number of AW139 helicopters under contract-lease from the Company. The Company leases 11 helicopters to Aeróleo and for the year ended December 31, 2012, and the period July 1, 2011 through December 31, 2011, the Company recognized $17.6 million and $14.0 million, respectively of operating revenues from these leases, of which $5.3 million and $3.0 million was outstanding as of December 31, 2012 and 2011, respectively (See Note 1).
Era do Brazil. On July 1, 2011, the Company and its partner each contributed $4.8 million in cash to Era do Brazil LLC (“Era do Brazil”), a 50-50 joint venture. Era do Brazil immediately acquired a helicopter, subject to a lease to Aeróleo, from the Company for $11.5 million ($9.5 million in cash and a $2.0 million note payable). During the year ended December 31, 2012, the Company loaned $10.8 million to Era do Brazil secured by a helicopter purchased from the Company in 2011 and Era do Brazil's ownership interests.  Upon receipt of the proceeds from the loan, Era do Brazil repaid the outstanding principal amount of $1.6 million remaining on the original helicopter acquisition note due to the Company and loaned $9.2 million to Aeroleo Taxi Aereo S/A (“Aeroleo”) in the form of two notes, each of an equal amount.  Era do Brazil then distributed the two notes due from Aeroleo to its members.  As a result of these transactions, Era do Brazil is a highly leveraged entity with all its outstanding debt due to the Company.  As the primary beneficiary, the Company has consolidated Era do Brazil in its financial statements effective September 30, 2012. The Company provides maintenance services to Era do Brazil and for the period January 1, 2012 through September 30, 2012 and the period July 1, 2011 through December 31, 2011, the Company recognized $0.4 million and $0.3 million, respectively of operating revenues from these services.
Era Training Center. Era Training Center LLC (“Era Training Center”) operates flight training devices and provides training services to the Company and third-party customers. During the years ended December 31, 2012, 2011 and 2010, the Company provided helicopter, management and other services to the joint venture totaling $0.5 million, $0.7 million and $0.6 million, respectively, and paid the joint venture $0.8 million, $0.1 million and $0.2 million for simulator fees in 2012, 2011 and 2010, respectively. In December 2010, Era Training Center signed a $3.2 million note with the Company to purchase two flight simulators. The note is secured by the two flight simulators and bears interest at 6%. Terms of the note require quarterly interest-only payments for the first year and $0.1 million quarterly payments of principal and interest thereafter until January 2026. In 2012 and 2011, the Company made additional advances of $0.8 and $1.2 million under the note, respectively.
Lake Palma. Lake Palma, S.L. (“Lake Palma”) operates seven helicopters in Spain. The Company received advances of $1.2 million in 2012, did not receive any advances in 2011, and received $1.0 million in advances in 2010.
6. ESCROW DEPOSITS ON LIKE-KIND EXCHANGES
From time to time, the Company enters into Qualified Exchange Accommodation Agreements with a third party to meet the like-kind exchange requirements of Section 1031 of the Internal Revenue Code and the provisions of Revenue Procedure 2000-37. In accordance with these provisions, the Company is permitted to deposit proceeds from the sale of assets into escrow accounts for the purpose of acquiring other assets and qualifying for the temporary deferral of taxable gains realized. Consequently, the Company established escrow accounts with financial institutions for the deposit of funds received on sale of equipment, which were designated for replacement property within a specified period of time. As of December 31, 2012 and 2011, there were no deposits in like-kind exchange escrow accounts.

7. INCOME TAXES
The components of income tax expense (benefit) for the years ended December 31 were as follows (in thousands):

	2012	2011	2010
Current:
Federal	$(51,420)	$(18,986)	$(46,423)
State	267	39	69
Foreign	(60)	1,042	39
	(51,213)	(17,905)	(46,315)
Deferred:
Federal	58,566	19,313	43,415
State	(55)	(974)	(1,401)
	58,511	18,339	42,014
	$7,298	$434	$(4,301)
The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the years ended December 31:

Provision (Benefit):	2012	2011	2010
Statutory rate	35.0%	35.0%	(35.0)%
Non-deductible SEACOR management fees	—%	16.4%	—%
SEACOR share award plans	(0.8)%	2.2%	(3.5)%
State taxes	0.6%	(9.6)%	(3.0)%
State effective tax rate changes	—%	(29.0)%	(14.4)%
Other	0.7%	2.6%	0.8%
	35.5%	17.6%	(55.1)%
During the years ended December 31, 2011 and 2010, the Company recognized an income tax benefit of $0.7 and $1.1 million, respectively, on adjustments to deferred tax liabilities resulting from changes in state tax apportionment factors. The Company participates in share award programs sponsored by SEACOR and receives an additional income tax benefit or expense based on the difference between the fair market value of share awards at the time of grant and the fair market value at the time of vesting or exercise.
The components of net deferred income tax liabilities as of December 31 were as follows (in thousands):

	2012	2011
Deferred tax liabilities:
Property and equipment	$205,766	$147,954
Buy-in on maintenance programs	3,929	3,288
Other	322	—
Total deferred tax liabilities	210,017	151,242
Deferred tax assets:
Equipment leases	971	1,153
Other	9,152	6,205
Total deferred tax assets	10,123	7,358
Net deferred tax liabilities	$199,894	$143,884

8. LONG-TERM DEBT
The Company’s borrowings as of December 31 were as follows (in thousands):

	2012	2011
7.750% Senior Notes (excluding unamortized discount of $3.4 million)	$200,000	$—
Senior Secured Revolving Credit Facility	50,000	252,000
Promissory Notes	33,098	35,885
	283,098	287,885
Portion due with one year	(2,787)	(2,787)
Debt discount, net	(3,363)	—
	$276,948	$285,098
The Company’s long-term debt maturities for the years ended December 31 are as follows (in thousands):

2013	$2,787
2014	2,787
2015	27,524
2016	50,000
2017	—
Years subsequent to 2017	200,000
$283,098
7.750% Senior Notes. On December 7, 2012, the Company issued $200.0 million aggregate principal amount of its 7.750% senior unsecured notes due December 15, 2022 (the “7.750% Senior Notes”) and received net proceeds of $191.9 million. The 7.750% Senior Notes were issued under an indenture dated as of December 7, 2012 between the Company and Wells Fargo Bank, National Association, as trustee (the “Indenture”). The 7.750% Senior Notes were issued to qualified institutional buyers in reliance on Rule 144A and to non-U.S. persons in reliance on Regulation S of the Securities Act of 1933, as amended. Interest on the 7.750% Senior Notes is payable semi-annually in arrears on each June 15 and December 15 of each year, beginning on June 15, 2013. The 7.750% Senior Notes may be redeemed at any time, and from time to time on or after December 15, 2017 at the applicable redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to the redemption date. Prior to December 15, 2017, the Company may also redeem the 7.750% Senior Notes, in whole or in part, at a redemption price based on a “make-whole” premium plus accrued and unpaid interest, if any, the redemption date. In addition, at any time on or prior to December 15, 2015, the Company may redeem up to 35% of the 7.750% Senior Notes at a redemption price equal to 107.750% of their principal amount, plus accrued and unpaid interest if any, to the redemption date, using the proceeds of certain equity offerings. The Indenture contains covenants that restrict the Company's ability to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem its capital stock, prepay, redeem or repurchase certain debt, make loans and investments, sell assets, incur liens, enter into transactions with affiliates, enter into agreements restricting its subsidiaries' ability to pay dividends, and consolidate, merge or sell all or substantially all of their assets. In addition, upon a specified change of control trigger event or a specified asset sales, the Company may be required to offer to repurchase the 7.750% Senior Notes.
In connection with the sale of the 7.750% Senior Notes, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), dated December 7, 2012, with the initial purchasers. Under the Registration Rights Agreement, the Company agreed, among other things, to use its commercially reasonable efforts to cause an exchange offer registration statement to become effective within 180 days of the consummation of the Spin-off and to consummate an exchange offer within 30 days after such effectiveness or to cause a shelf registration statement covering the resale of the 7.750% Senior Notes to be declared effective within specified periods. The Company will be required to pay additional interest on the 7.750% Senior Notes if it fails to timely comply with its obligations under the Registration Rights Agreement until such time as it complies.
The net proceeds of the offering were used to repay $190.0 million of borrowings outstanding under the Revolving Credit Facility. In connection with the issuance of the 7.750% Senior Notes, the borrowing capacity under the Senior Secured Revolving Credit Facility was permanently reduced from $350.0 million to $200.0 million.
Senior Secured Revolving Credit Facility. On December 22, 2011, the Company entered into a $350.0 million senior secured revolving credit facility that matures in December 2016 and is secured by substantially all of the tangible and intangible assets of the Company. Advances under the senior secured revolving credit facility are available for general corporate purposes and can be used to issue up to $50.0 million in letters of credit. Interest on advances are at the option of the Company of either a

“base rate” or LIBOR as defined plus an applicable margin. The “base rate” is defined as the highest of: (a) the Prime Rate, as defined; (b) the Federal Funds Effective Rate, as defined, plus 50 basis points; or (c) a daily LIBOR, as defined, plus an applicable margin. The applicable margin is based on the Company’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined, and ranges from 100 to 200 basis points on the “base rate” margin and 210 to 335 basis points on the LIBOR margin. The applicable margin as of December 31, 2012, was 160 basis points on the “base rate” margin and 285 basis points on the LIBOR margin. A quarterly commitment fee is payable based on the average unfunded portion of the committed amount at a rate based on the Company’s funded debt to EBITDA, as defined, and ranges from 25 to 70 basis points, and as of December 31, 2012 the commitment fee was 50 basis points.
The senior secured revolving credit facility contains various restrictive covenants including interest coverage, funded debt to EBITDA, secured funded debt to EBITDA, funded debt to the fair market value of owned helicopters, fair market value of mortgaged helicopters to funded debt, fair market value of mortgaged helicopters registered in the United States to fair market value of all mortgaged helicopters, as well as other customary covenants, representations and warranties, funding conditions and events of default, all as defined in the senior secured revolving credit facility. In addition, the senior secured revolving credit facility restricts the payment of dividends on the Company’s common stock for one year, until December 22, 2012 and, under certain conditions thereafter, may restrict the ability of the Company to distribute dividends on its preferred and common stock. Generally, dividends may be declared and paid quarterly provided the Company is in compliance with the various covenants of the senior secured revolving credit facility, as defined, and the dividend amount does not exceed 20% of the net income of the Company for the previous four consecutive quarters.
As of December 31, 2012, the Company had $50.0 million outstanding advances under the senior secured revolving credit facility at an annual rate of 2.91% and $92.3 million available, net of issued letters of credit of $0.3 million. The remaining amounts under the senior secured revolving credit facility are available to fund working capital needs. On February 20, 2013 the Company drew an additional $15.0 million under the senior secured revolving credit facility for capital expenditures and working capital requirements.
Promissory Notes. On December 23, 2010, the Company entered into a promissory note for $27.0 million to purchase a heavy helicopter. The note is secured by the helicopter and bears a variable interest rate that resets every three months and is computed as the three-month LIBOR rate at the date of each reset plus 260 basis points. At December 31, 2012, the interest rate on this note was 2.91%. The note requires $0.1 million monthly payments of principal plus accrued interest with a final payment of $19.0 million in December 2015.
On November 24, 2010, the Company entered into a promissory note for $11.7 million to purchase a medium helicopter. The note is secured by the helicopter and bears a variable interest rate that resets every three months and is computed as the three-month LIBOR rate at the date of each reset plus 260 basis points. As of December 31, 2012, the interest rate on this note was 2.91%. The note requires $0.1 million monthly payments of principal plus accrued interest with a final payment of $5.9 million in December 2015.
9. SERIES A PREFERRED STOCK
In July 2011, the Company’s Board of Directors adopted the Company’s amended and restated certificate of incorporation to authorize the issuance of 10,000,000 shares $0.01 par value preferred stock in one or more series and to fix the preferences, powers and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, including the dividend rate, conversion rights, voting rights, redemption rights and liquidation preference and to fix the number of shares to be included in any such series without any further vote or action by our stockholders. Any preferred stock so issued may rank senior to the Company’s common stock with respect to the payment of dividends or amounts upon liquidation, dissolution or winding up, or both. In addition, any such shares of preferred stock may have class or series voting rights.
On December 23, 2011, the Company’s Board of Directors designated 1,400,000 shares of preferred stock as 6% Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), all of which were issued to SEACOR in exchange for $140.0 million of advances from SEACOR. The stated value per share of Series A Preferred Stock is $100 (the “Original Issue Price”). The shares of the Series A Preferred Stock are redeemable at the option of the Company, in whole or in part, at the Original Purchase Price plus any accrued but unpaid dividends on the Series A Preferred Stock.
Holders of Series A Preferred Stock may convert all or any portion of the Series A Preferred Stock, at their option, at any time prior to the initial public offering at the conversion rate of 4.375 shares of Class B common stock for each share of Series A Preferred Stock, subject to certain anti-dilution adjustments. For a period of 45 days following a qualified public offering (as defined by the amended and restated certificate of incorporation of the Company), holders of Series A Preferred Stock may convert all or any portion of the Series A Preferred Stock, at their option, at any time, into the number of shares of Class B common stock equal to the aggregate stated value of the shares to be converted divided by the initial public offering price of the Company’s Class A common stock. Following this period, holders of Series A Preferred Stock may convert all or any portion of the Series A Preferred Stock, at their option, at any time, into the number of shares of Class B common stock equal to the aggregate stated value of the shares being converted divided by the applicable trading value of the Class A common stock.

In the event of the Company’s liquidation, dissolution or winding up, the holders of Series A Preferred Stock will receive, in priority over the holders of the Company’s common stock, a liquidation preference equal to the Original Issue Price of such shares plus accrued but unpaid dividends on the shares. Holders of Series A Preferred Stock do not have voting rights, except under certain limited circumstances.
Holders of outstanding shares of Series A Preferred Stock are entitled to receive cumulative dividends in cash out of any funds and assets of the Company legally available therefor, before any dividend will be paid or declared on any shares of the Company’s common stock, at the rate of 6% per annum from the date of issuance through the date of conversion or redemption, payable quarterly in arrears, and compounded on a quarterly basis if not previously paid.
As SEACOR controlled the redemption of the Series A Preferred Stock through its control of the Company, the Company classified the Series A Preferred Stock outside of stockholder equity.
On January 31, 2013, as part of the Recapitalization, SEACOR exchanged its 1,400,000 shares of Series A Preferred Stock, which represented all of the Company's Series A Preferred Stock then outstanding, for shares of newly-issued Era Group common stock.
10. SERIES B PREFERRED STOCK
On June 8, 2012, the Company's Board of Directors designated 300,000 shares of Series B Preferred Stock and on September 25, 2012, designated an additional 700,000 shares of Series B Preferred Stock, all of which were issued to SEACOR in exchange for $100.0 million. The proceeds were used to reduce outstanding borrowings under the Company’s senior secured revolving credit facility. The stated value per share of Series B Preferred Stock is $100 (the “Original Issue Price”). The shares of the Series B Preferred Stock are redeemable at the option of the Company, in whole or in part, at the Original Purchase Price.
Holders of Series B Preferred Stock may convert all or any portion of the Series B Preferred Stock, at their option, at any time prior to an initial public offering of the Company’s Class A common stock at the conversion rate of 4.375 shares of Class B common stock for each share of Series B Preferred Stock, subject to certain anti-dilution adjustments. Prior to the 46 calendar days following a qualified public offering (as defined by the amended and restated certificate of incorporation of the Company), holders of Series B Preferred Stock may convert all or any portion of the Series B Preferred Stock, at their option, at any time, into the number of shares of Class B common stock equal to the aggregate stated value of the shares to be converted divided by the initial public offering price of the Company’s Class A common stock. Following this period, holders of Series B Preferred Stock may convert all or any portion of the Series B Preferred Stock, at their option, at any time, into the number of shares of Class B common stock equal to the aggregate stated value of the shares being converted divided by the applicable trading value of the Class A common stock.
No dividends shall accumulate or be declared or paid on issued shares of outstanding Series B Preferred Stock.
In the event of the Company’s liquidation, dissolution or winding up, the holders of Series B Preferred Stock would receive, in priority over the holders of the Company’s common stock and subordinate to the holders of the Company’s Series A Preferred Stock, a liquidation preference equal to the Original Issue Price of such shares. Holders of Series B Preferred Stock did not have voting rights, except under certain limited circumstances.
On December 18, 2012, the Company entered into an agreement with SEACOR, pursuant to which SEACOR transferred to the Company 500,000 shares of its Series B preferred stock ($50.0 million in liquidation value) that SEACOR held in partial satisfaction for the benefit that SEACOR will receive by applying U.S. federal net operation losses generated by the Company in 2012. In addition, the agreement called for the settlement in cash for the remaining 500,000 shares of Series B preferred stock held by SEACOR for a purchase price of $50.0 million. On December 20, 2012, the Company borrowed $50.0 million under the Revolving Credit Facility to fund the repurchase of the remaining 500,000 shares of Series B preferred stock. As of December 31, 2012, there were no shares of Series B Preferred Stock issued or outstanding.
11. COMMON STOCK
In July 2011, the Company’s Board of Directors adopted the Company’s amended and restated articles of incorporation to authorize the issuance of 60,000,000 shares $0.01 par value Class A common stock and 60,000,000 shares $0.01 par value Class B common stock. Effective August 1, 2011, each then issued share of the Company’s no par value common stock was exchanged for 24,500 shares of Class B common stock. The rights of the holders of Class A and Class B common shares were substantially identical, except with respect to voting and conversion. Specifically, the holders of Class B common stock were entitled to eight votes per share and the holders of Class A common stock were entitled to one vote per share. The shares of Class B common stock were convertible into Class A common stock (i) at the holder’s option and (ii) automatically upon the transfer of any such shares of Class B common stock to a person other than SEACOR or a subsidiary of SEACOR (except in the case of a tax-free spinoff to stockholders of SEACOR) or if the aggregate number of shares of Class B common stock beneficially owned by SEACOR and its affiliates fell below 20% of the aggregate number of shares of common stock then outstanding (except in the case of a tax-free spinoff to stockholders of SEACOR). In addition, if SEACOR were to effect a tax-free spinoff, following such tax-free spinoff, all of the outstanding shares of Class B common stock may be converted into shares of Class A common stock with the consent of a majority of the holders of Class A common stock and the holders of Class B common stock, voting as separate classes. On January 31, 2013, as part of the Recapitalization, all of the outstanding shares of Class B common stock were exchanged for newly issued common stock (see Note 1).
12. SHARE-BASED COMPENSATION
In July 2011, the Company’s Board of Directors approved the 2011 Share Incentive Plan. The 2011 Share Incentive Plan provides for the grant of options to purchase shares of the Company’s common stock, restricted stock, stock appreciation rights, stock awards, performance awards, restricted stock units and performance-based awards to the Company’s non-employee directors, officers, employees and consultants. A committee appointed by the Board of Directors administers the 2011 Share Incentive Plan. A total of 3,000,000 shares of Class A common stock have been authorized for grant under this plan. All shares issued pursuant to such grants will be newly issued shares of Class A common stock. In accordance with the terms of the plan, the exercise price per share of options granted cannot be less than 100% of the fair market value of Class A common stock at the date of grant. Through December 31, 2012, the Company has not granted any share awards under the 2011 Share Incentive Plan.
On January 14, 2013, the Company replaced the 2011 Share Incentive Plan with the 2012 Share Incentive Plan. The 2012 Share Incentive Plan provides for the grant of options to purchase shares of the Company’s common stock, restricted stock, stock appreciation rights, stock awards, performance awards, restricted stock units and performance-based awards to the Company’s non-employee directors, officers, employees and consultants. A committee appointed by the Board of Directors administers the 2012 Share Incentive Plan. A total of 4,000,000 shares of common stock have been authorized for grant under this plan. All shares issued pursuant to such grants will be newly issued shares of common stock. In accordance with the terms of the plan, the exercise price per share of options granted cannot be less than 100% of the fair market value of common stock at the date of grant. On February 27, 2013, the Compensation Committee of the Board of Directors approved the conversion of 37,900 options to purchase SEACOR common stock held by Era Group employees and directors prior to the Spin-off into 169,058 options to purchase Era Group common stock.
13. RELATED PARTY TRANSACTIONS
Prior to the Company’s entry into a senior secured revolving credit facility on December 22, 2011, the Company participated in a cash management program whereby certain operating and capital expenditures of the Company were funded through advances from SEACOR and certain cash collections of the Company were forwarded to SEACOR. The Company incurred interest on the outstanding advances, which was reported as interest expense on advances from SEACOR in the accompanying consolidated statements of operations. Interest was calculated and settled on a quarterly basis using interest rates set at the discretion of SEACOR.
On December 23, 2011, SEACOR recapitalized the Company in connection with the Company’s entry into a senior secured revolving credit facility. As part of the recapitalization, the Company issued 1,400,000 shares of its Series A preferred stock to SEACOR in exchange for $140.0 million of aggregate advances previously provided to it by SEACOR. SEACOR also contributed an additional $180.0 million of capital to the Company in respect of additional prior advances. All remaining outstanding advances from SEACOR through November 30, 2011 were settled by the Company with a cash payment of $199.7 million to SEACOR on December 23, 2011. The Company’s advance activity with SEACOR from December 1, 2011 through December 23, 2011, primarily consisting of capital expenditures on helicopters and partially offset by SEACOR’s purchase of the Company’s 2011 tax operating loss benefit of $18.2 million, were settled by the Company with a cash payment of $42.6 million to SEACOR on February 9, 2012.
During 2012 the Company provided less than $0.1 million of aviation services to SEACOR under flight charter arrangements. During 2011, the Company provided no aviation services to SEACOR under flight charter arrangements. During 2010, the Company provided less than $0.1 million of aviation services to SEACOR under flight charter arrangements.
As part of a consolidated group, certain costs and expenses of the Company are borne by SEACOR and charged to the Company. These costs and expenses are included in both operating expenses and administrative and general expenses in the accompanying consolidated statements of operations and are summarized as follows for the years ended December 31 (in thousands):

	2012	2011	2010
Payroll costs for SEACOR personnel assigned to the Company and participation in SEACOR employee benefit plans, defined contribution plan and share award plans	$8,159	$11,404	$8,411
Shared services allocation for administrative support	2,937	2,692	2,042
	$11,096	$14,096	$10,453

•	Actual payroll costs of SEACOR personnel assigned to the Company are charged to the Company.

•
SEACOR maintains self-insured health benefit plans for participating employees, including those of the Company, and charges the Company for its share of total plan costs incurred based on the percentage of its participating employees.

•
SEACOR provides a defined contribution plan for participating employees, including those of the Company, and charges the Company for its share of employer matching contributions based on 50% of the participating employees’ first 6% of wages contributed to the plan.

•
Certain officers and employees of the Company receive compensation through participation in SEACOR share award plans, consisting of grants of restricted stock and options to purchase stock as well as participation in an employee stock purchase plan. The Company is charged for the fair value of its employees share. As of December 31, 2012, SEACOR had $1.9 million of unrecognized compensation costs on unvested share awards which are expected to be recognized by the Company in future years as follows (in thousands):

2013	481
2014	438
2015	396
2016	342
2017	287

•
SEACOR also provides certain administrative support services to the Company under a shared services arrangement, including payroll processing, information systems support, benefit plan management, cash disbursement support, cash receipt processing, and treasury management.

SEACOR incurs various corporate costs in connection with providing certain corporate services, including, but not limited to, executive oversight, risk management, legal, accounting and tax, and charges quarterly management fees to its operating segments in order to fund its corporate overhead to cover such costs. Total management fees charged by SEACOR to its operating segments include actual corporate costs incurred plus a mark-up and are generally allocated within the consolidated group using income-based performance metrics reported by an operating segment in relation to SEACOR’s other operating segments. On December 30, 2011, the Company and SEACOR entered into an agreement for SEACOR to provide these services at a fixed rate of $2.0 million per annum beginning January 1, 2012. Costs the Company incurred for management fees from SEACOR are reported as SEACOR management fees in the Company’s consolidated statements of operations. The Company’s costs for such services could differ if it was not part of SEACOR’s consolidated group.
During 2011, SEACOR received insurance proceeds from one of its insurance carriers for damages related to Hurricanes Katrina and Rita. The Company’s share of these proceeds totaled $1.9 million and were offset against the Company’s other operating expenses.
On March 31, 2011, the Company distributed to SEACOR a receivable from SEACOR Asset Management LLC in the amount of $69.8 million representing a return of capital to SEACOR.
Mr. Charles Fabrikant, Chairman of the Board of the Company, is a director of Diamond Offshore Drilling, Inc. (Diamond), a customer of the Company. The total amount earned by the Company from business conducted with Diamond did not exceed $1.0 million in any of the years ended December 31, 2012, 2011 or 2010.
14. COMMITMENTS AND CONTINGENCIES
The Company’s unfunded capital commitments as of December 31, 2012 consisted primarily of helicopters and totaled $134.8 million, of which $13.8 million is payable in 2013. Of these commitments, $128.3 million may be terminated without further liability other than liquidated damages of $3.3 million in the aggregate. Subsequent to December 31, 2012, the Company committed to purchase additional equipment for $16.6 million.
On June 12, 2009, a purported civil class action was filed against SEACOR, Era Group Inc., Era Helicopters LLC and three other defendants (collectively, the “Defendants”) in the U.S. District Court for the District of Delaware, Superior Offshore International, Inc. v. Bristow Group Inc., et al., No. 09-CV-438 (D. Del.). The Complaint alleged that the Defendants violated federal antitrust law by conspiring with each other to raise, fix, maintain or stabilize prices for offshore helicopter services in the U.S. Gulf of Mexico during the period January 2001 to December 2005. The purported class of plaintiffs included all direct purchasers of such services and the relief sought included compensatory damages and treble damages. On September 4, 2009, the Defendants filed a motion to dismiss the Complaint. On September 14, 2010, the Court entered an order dismissing the Complaint. On September 28, 2010, the plaintiffs filed a motion for reconsideration and amendment and a motion for re-argument (the “Motions”). On November 30, 2010, the Court granted the Motions, amended the Court’s September 14, 2010 Order to clarify that the dismissal was without prejudice, permitted the filing of an amended Complaint, and authorized limited discovery with respect to the new allegations in the amended Complaint. Following the completion of such limited discovery, on February 11,

2011, the Defendants filed a motion for summary judgment to dismiss the amended Complaint with prejudice. On June 23, 2011, the District Court granted summary judgment for the Defendants. On July 22, 2011, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Third Circuit. On July 27, 2012, the Third Circuit Court of Appeals affirmed the District Court’s grant of summary judgment in favor of the defendants. On August 9, 2011, Defendants moved for certain excessive costs, expenses, and attorneys' fees under 28 U.S.C. § 1927 (the “Fee Motion”). On October 9, 2012, the District Court denied the Fee Motion.
In the normal course of its business, the Company becomes involved in various other litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of that exposure could occur, but the Company does not expect such changes in estimated costs would have a material effect on the Company’s consolidated financial position, or its results of operations or its cash flows.
As of December 31, 2012, the Company leased seven helicopters and certain facilities and equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and related rental fees are charged to expense over the lease terms. The leases generally contain purchase and lease renewal options or rights of first refusal with respect to sale or lease of the equipment. The lease terms range in duration from one to ten years. Total rental expense for the Company’s operating leases in 2012, 2011 and 2010 was $4.0 million, $4.3 million and $4.2 million, respectively. Future minimum payments in the years ended December 31 under operating leases that have a remaining term in excess of one year as of December 31, 2012 were as follows (in thousands):

Minimum Payments
2013	$2,538
2014	2,426
2015	2,314
2016	2,059
2017	1,800
Years subsequent to 2017	8,986
15. SEGMENT INFORMATION, MAJOR CUSTOMERS AND GEOGRAPHICAL DATA
The Company has determined that its operations comprise a single segment. Helicopters are highly mobile and may be utilized in any of the Company’s service lines as business needs dictate.
In 2012, Anadarko Petroleum Corporation (“Anadarko”) and the U.S. government accounted for 15% and 11%, respectively, of the Company’s revenues. In 2011, Anadarko and Aeróleo accounted for 12% and 11%, respectively, of the Company’s revenues. In 2010, Anadarko, U.S. government agencies and Aeróleo accounted for 11%, 11% and 10%, respectively, of the Company’s revenues. For the years ended December 31, 2012, 2011 and 2010, approximately 22%, 28% and 24%, respectively, of the Company’s operating revenues were derived from foreign operations. The Company’s foreign revenues are primarily derived from international contract-leasing activities.
The following represents the Company’s operating revenues attributed by geographical region in which services are provided to customers for the years ended December 31 (in thousands):

	2012	2011	2010
Operating Revenues:
United States	$213,920	$185,677	$178,656
Europe	25,749	21,352	17,097
Latin America and the Caribbean	23,636	38,321	29,689
Canada	318	318	369
Asia	9,298	12,480	9,555
	$272,921	$258,148	$235,366

The Company’s long-lived assets are primarily its property and equipment employed in various geographical regions of the world The following represents the Company’s property and equipment based upon the assets’ physical location as of December 31 (in thousands):

	2012	2011
Property and Equipment:
United States	$475,315	$429,346
Europe	134,156	103,061
Latin America and the Caribbean	143,592	140,324
Canada	428	615
Asia	34,314	36,105
	$787,805	$709,451
16. SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS
Supplemental information for the years ended December 31 was as follows (in thousands):

	2012	2011	2010
Benefit of net tax operating losses cash purchased by SEACOR	$1,961	$18,236	$47,016
Income taxes paid, net of refunds	143	557	65
Interest paid to SEACOR, excluding capitalized interest	—	23,410	21,437
Interest paid to others	7,821	1,114	79
Schedule of Non-Cash Investing and Financing Activities:
Company financed sale of equipment and parts	350	3,189	—
Non-cash distribution from Era do Brazil of a note receivable	4,618	—	—
Non-cash distribution to SEACOR	—	69,823	—
Non-cash contribution from SEACOR	—	180,000	—
Exchange of advances from SEACOR for Series A Preferred Stock	—	140,000	—
Settlement of Series B preferred stock in exchange for net tax operating losses	50,000	—	—
17. QUARTERLY FINANCIAL INORMATION (UNAUDITED)
Selected financial information for interim quarterly periods is presented below (in thousands, except share data). Earnings (loss) per common share are computed independently for each of the quarters presented and the sum of the quarterly earnings (loss) per share may not necessarily equal the total for the year:

	Three Months Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
2012
Operating Revenues	$61,052	$62,985	$77,989	$70,895
Operating Income	$3,834	$7,401	$11,092	$9,724
Net Income (Loss) attributable to Common Shares	$(6,732)	$1,513	$3,101	$1,436
Basic and Diluted Earnings (Loss) Per Common Share	$(0.27)	$0.06	$0.13	$0.06

2011
Operating Revenues	$56,155	$68,493	$71,804	$61,696
Operating Income	$5,945	$13,589	$15,063	$1,511
Net Income (Loss) attributable to Common Shares	$(1,368)	$3,430	$3,347	$(3,511)
Basic and Diluted Earnings (Loss) Per Common Share	$(1,368.00)	$3,430.00	$0.21	$(0.14)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2012, 2011 and 2010
(in thousands)

	Balance Beginning of Year	Charges (Reductions) to Cost and Expenses	Deductions (1)	Balance End of Year
Year Ended December 31, 2012
Allowance for doubtful accounts (deducted from trade and other receivables)	$59	$2,798	$(189)	$2,668
Inventory allowance (deducted from inventory)	7,281	1,932	—	9,213
Year Ended December 31, 2011
Allowance for doubtful accounts (deducted from trade and other receivables)	$205	$20	$(166)	$59
Inventory allowance (deducted from inventory)	$7,054	$227	$—	$7,281
Year Ended December 31, 2010
Allowance for doubtful accounts (deducted from trade and other receivables)	$186	$37	$(18)	$205
Inventory allowance (deducted from inventory)	$5,251	$1,803	$—	$7,054
 ____________________

(1)	Trade and notes receivable deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts.