Form 10-K/A
period 2012-12-31
ERA GROUP INC.
filed 2013-03-07
CIK 1525221

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2012 was $0. The total number of shares of Common Stock issued and outstanding as of February 27, 2013 was 19,854,234.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A within 120 days after the end of the Registrant’s last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

Explanatory Note
Era Group Inc. (the “Registrant”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on February 27, 2013 (the “Original Filing”), for the sole purposes of (i) including information with respect to the aggregate market value of the Registrant's Common Stock held by non-affiliates as of June 30, 2012 and the number of shares of the Registrant outstanding as of February 27, 2013, which was inadvertently left blank in the Original Filings and (ii) including as exhibits the certifications required under Section 302 of the Sarbanes−Oxley Act of 2002 (“Sarbanes−Oxley”) and Section 906 of the Sarbanes-Oxley, each of which was inadvertently omitted from the Original Filings.
Except as described above, no other changes have been made to the Original Filing. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

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

10.2	*
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

21.1		List of subsidiaries of Era Group Inc.
23.1		Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1		Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2		Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1		Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference as indicated.
+	Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

Era Group Inc.

	By:	/s/ CHRISTOPHER S. BRADSHAW
Christopher S. Bradshaw, Executive Vice President and Chief Financial Officer
Date: March 7, 2013

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

Combined Condensed Financials. Summarized financial information for the Company’s investments, at equity, as of and for the years ended December 31 was as follows (in thousands) for Dart Holding Company Ltd.:

	2012	2011
Current Assets	$18,845	$17,920
Noncurrent Assets	42,423	43,628
Current Liabilities	8,754	8,239
Noncurrent Liabilities	12,590	13,895

	2012	2011	2010
Operating Revenues	$42,870	$43,198	$31,196
Costs and Expenses:
Operating and administrative	33,706	34,431	27,547
Depreciation	5,375	2,746	890
	39,081	37,177	28,437
Operating Income	$3,789	$6,021	$2,759
Net Income	$1,245	$3,974	$1,190

Combined Condensed Financials. Summarized financial information for the Company’s investments, at equity, as of and for the years ended December 31 was as follows (in thousands) for all other investments:

	2012	2011
Current Assets	$2,278	$36,271
Noncurrent Assets	22,611	33,129
Current Liabilities	2,523	26,556
Noncurrent Liabilities	9,146	26,496

	2012	2011	2010
Operating Revenues	$20,009	$53,827	$3,225
Costs and Expenses:
Operating and administrative	16,221	51,726	381
Depreciation	3,165	3,081	2,189
	19,386	54,807	2,570
Operating Income	$623	$(980)	$655
Net Income (Loss)	$540	$(1,590)	$57

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