Form 10-K/A
period 2012-12-31
ERA GROUP INC.
filed 2013-04-29
CIK 1525221

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-35701
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

Explanatory Note

Era Group Inc. (the "Registrant") is filing this Amendment No. 2 on Form 10−K/A (this "Second Amendment") to its Annual Report on Form 10−K for the fiscal year ended December 31, 2012, originally filed with the Securities and Exchange Commission (the "SEC") on February 27, 2013 (the "Original Filing"), and amended by Amendment No. 1 on Form 10−K/A to the Original Filing, filed with the SEC on March 7, 2013 (the "First Amended Filing"). The Registrant is filing this Second Amendment for the purpose of including information required by Part III of Form 10-K that the Registrant had planned to incorporate by reference from its definitive proxy statement relating to the Registrant's 2013 Annual Meeting of Shareholders, and to amend Part IV as discussed further below. This information is being included in this Second Amendment because the Registrant's definitive proxy statement will not be filed within 120 days of the end of its fiscal year ended December 31, 2012, or by April 30, 2013. The listing of the definitive proxy statement on the cover page of the Original Filing as a document incorporated by reference has been deleted. In addition, the Registrant is filing this Second Amendment and the First Amended Filing to include the report and consent of KPMG LLP which was inadvertently omitted from the Original Filing. KPMG LLP examined a part of the Registrant's financial statements for fiscal 2011 and the Registrant's principal auditor placed reliance on the work of KPMG LLP and made reference to this work in its report.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of Part IV of the Original Filing has been amended to include currently dated certifications required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 ("Sarbox") from our Chief Executive Officer and Chief Financial Officer. The currently dated certifications are attached hereto as Exhibits 31.1 and 31.2 and 32.1 and 32. 2, respectively.
Except as otherwise expressly stated for the items amended in this Second Amendment, this Second Amendment continues to speak as of the date of the Original Filing and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Second Amendment should be read in conjunction with the Original Filing and any other filings we made with the SEC subsequent to the filing of the Original Filing.

ERA GROUP INC.
FORM 10-K

PART IV

Item 15.	Exhibits and Financial Statement Schedules	75

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
The consolidated financial statements and related notes required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page 79 of this Form 10-K.

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

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth information with respect to the members of our board of directors.

Name	Age	Position
Charles Fabrikant	68	Chairman of the Board of Directors
Sten L. Gustafson	46	Chief Executive Officer and Director
Oivind Lorentzen	62	Director
Blaine Fogg	73	Director
Steven Webster	61	Director
Ann Fairbanks	72	Director
Christopher P. Papouras	46	Director
Yueping Sun	56	Director

Charles Fabrikant served as our President and Chief Executive Officer from October 2011 to April 2012 and has served as Chairman of our board of directors since July 2011. Effective April 1, 2012, Mr. Fabrikant resigned from his position as President and Chief Executive Officer. He continues to serve as Non-Executive Chairman of the board of directors. Mr. Fabrikant is the Executive Chairman of SEACOR and has been a director of SEACOR and several of its subsidiaries since its inception in 1989. Mr. Fabrikant served as President and Chief Executive Officer of SEACOR from 1989 through September 2010. Mr. Fabrikant is a graduate of Columbia University School of Law and Harvard University. Mr. Fabrikant is a director of Diamond Offshore Drilling, Inc., a contract oil and gas driller. He is also President of Fabrikant International Corporation ("FIC"), a privately owned corporation engaged in marine investments. FIC may be deemed an affiliate of ours.
With over 30 years experience in the maritime, transportation, investment and environmental industries and his position as the founder of SEACOR, Mr. Fabrikant's broad experience and deep understanding of our company make him uniquely qualified to serve as our Non-Executive Chairman of the Board.
Sten L. Gustafson has served as our Chief Executive Officer since April 1, 2012. Prior to joining us, Mr. Gustafson spent 17 years in energy investment banking, most recently serving as Managing Director and Head of Energy, Americas at Deutsche Bank Securities from 2009 until 2012. From 2004 until 2009, Mr. Gustafson was an investment banker at UBS Investment Bank. Mr. Gustafson received a B.A. in English from Rice University and a J.D. from the University of Houston Law Center.
Mr. Gustafson adds a valuable perspective to our board of directors given his strong background in corporate finance and international and investment banking.
Oivind Lorentzen has been a member of our board since September 2010. Mr. Lorentzen was appointed Chief Executive Officer of SEACOR effective September 2010. From 1990 until September 2010, Mr. Lorentzen was President of Northern Navigation America, Inc., a Stamford, Connecticut based investment management and ship-owning agency company concentrating in specialized marine transportation and ship finance. From 1979 to 1990, Mr. Lorentzen was Managing Director of Lorentzen Empreendimentos S.A., an industrial and shipping group in Brazil, and he served on its Board of Directors until December 2005. Mr. Lorentzen was Chairman of NFC Shipping Funds, a leading private equity fund in the maritime industry, from 2000 to 2008. Mr. Lorentzen is also a director of Blue Danube, Inc., an inland marine service provider, and a director of Genessee & Wyoming Inc., an owner and operator of short line and regional freight railroads.
Mr. Lorentzen adds a valuable perspective to the Board given his experience as the CEO of SEACOR and his strong background in finance, having served as the CEO of an investment management and ship-owning company specializing in ship finance.
Blaine V. ("Fin") Fogg has been a member of our board of directors since January 2013. Mr. Fogg served on SEACOR's board of directors from September 2010 to January 2013. Mr. Fogg is Of Counsel at the law firm of Skadden, Arps, Slate, Meagher & Flom LLP, practicing corporate and securities law. He previously was a partner at the firm from 1972 until 2004. Mr. Fogg has been a director of Griffon Corporation, a diversified management and holding company, since May 2005, and has been President of The Legal Aid Society of New York since November 2009.
Mr. Fogg's decades of experience as a corporate and securities lawyer concentrating on mergers, acquisitions and other corporate transactions add great value to our board of directors with respect to its transactional matters and corporate governance.
Steven Webster has been a member of our board of directors since January 2013. Mr. Webster served on SEACOR's board of directors from September 2005 to January 2013. Mr. Webster has been a Co-Managing Partner of Avista Capital Partners LP, a private equity investment business he co-founded that focuses on the energy, healthcare and other industries, since 2005. From 2000 through June 2005, Mr. Webster was Chairman of Global Energy Partners, an affiliate of Credit Suisse First Boston's Alternative Capital Division. From 1988 through 1997, Mr. Webster was Chairman and CEO of Falcon Drilling Company, Inc. (Falcon Drilling) an offshore drilling company he founded, and through 1999, served as President and CEO of R&B Falcon Corporation (R&B Falcon), the successor to Falcon Drilling formed through its merger with Reading & Bates Corporation. Mr. Webster served as a Vice Chairman of R&B Falcon until 2001 when it merged with Transocean, Inc. Mr. Webster formerly served on the Board of Directors of Crown Resources Corporation, Brigham Exploration Company, Goodrich Petroleum Corporation, Grey Wolf, Inc., Encore Bancshares, Inc., Solitario Exploration & Royalty Corporation and Pinnacle Gas Resource. Mr. Webster currently serves as Chairman of Carrizo Oil & Gas, Inc., a Houston based independent energy company engaged in the exploration, development and production of natural gas and oil, and Basic Energy Services Inc., a company that provides well site services to domestic oil and gas producers. He is also a Trust Manager of Camden Property Trust, a real estate investment trust specializing in multi-family housing, and a director of Hercules Offshore, Inc., an international provider of offshore contract drilling, liftboat and inland barge services, Geokinetics Inc., a global geophysical company providing seismic acquisition, seismic and interpretation services, and various private companies. Mr. Webster served as a director of Seabulk International, Inc. both before and following its merger with SEACOR in July 2005 until March 2006.

Mr. Webster's extensive experience with private equity and equity-related investments provides additional depth to the board's analysis of investment and acquisition opportunities. His board positions and his experience as Chairman and Chief Executive Officer of a public company provide additional experience to the board in evaluating corporate opportunities.
Ann Fairbanks has been a member of our board of directors since March 2013. Mrs. Fairbanks is the founder and Chairman of The Fairbanks Investment Fund, a U.S. private equity fund providing capital to middle market European companies which seek strategic growth in global markets, since its inception in 2007.   From 1990 to 2000, Mrs. Fairbanks was a partner in investment subsidiaries of Keystone, Inc., the principal investment vehicle for Robert M. Bass, a Fort Worth, Texas-based investor. Prior to joining Keystone, Mrs. Fairbanks served in a number of U.S. government positions:  from 1983 to 1987 as Chief Operating Officer of the primary bank regulator for the U.S. Thrift Industry, the Federal Home Loan Bank board, which also had oversight responsibility for the Federal Home Loan Bank System, the Federal Savings and Loan Insurance Corporation, (FSLIC), and the Federal Home Loan Mortgage Corporation, (FHLMC).  She subsequently served as a Presidential appointee on the initial board of the newly privatized Federal Home Loan Mortgage Corporation until 1994.  From 1981 to 1983, Mrs. Fairbanks served as Deputy Assistant Director for Economic Policy on the White House Domestic Policy Staff of President Ronald Reagan.  Mrs. Fairbanks currently serves as the chairman of the boards of directors of each of Clarion Industries and Proteonic and as a director on the boards of directors of each of Invectys SA and Routin SA.  Previously, Mrs. Fairbanks has served on the boards of directors of ING Bank, FSB (ING DIRECT), where she was lead director through sale of the bank to Capital One Bank in 2010; Tarkett SA, as a director and member of the Audit Committee from 2002 to 2007; and as a director of Modelabs SA from 2009 to 2011.  She is also a member of the board of directors and Executive Committee of the French-American Foundation in New York, since 2002; a member of the board of directors of the French-American Foundation in France, since 2006; a member of the National Committee of the Aspen Music Festival, since 2001; and a member of the International Women's Forum in Washington, D.C., since 1996.
Mrs. Fairbanks' extensive experience with investment activities and board positions provides additional depth to the Board's analysis and evaluation of investment and acquisition opportunities and other corporate opportunities and enhances the Board's leadership and corporate governance experience.
Christopher P. Papouras has been a member of our board of directors since March 2013. Mr. Papouras has been President of Canrig Drilling Technology, Ltd., a leading supplier of drilling equipment for the oil and gas drilling industry, since 1998. Prior to that, Mr. Papouras was President of Epoch Well Services, Inc., a provider of information technology services to the oil and gas industry, and Assistant to the Chairman of Nabors Industries, Inc., a land drilling contractor and subsidiary of Nabors Industries Ltd. Mr. Papouras is active in the Young Presidents' Organization, serves as an advisory board member of Knowledge is Power Program, Houston Public Schools and serves on the board of directors and Executive Committee of the Boys & Girls Club of Greater Houston.
Mr. Papouras brings extensive industry experience as well as corporate leadership and financial and operational management experience to the Board.
Yueping Sun has been a member of our board of directors since March 2013. Ms. Sun has been Of Counsel for the law firm of Yetter Coleman LLP since 2005, where her principal areas of practice include corporate and securities law. She also has served as Rice University Representative since 2004. Previously, Ms. Sun practiced law in New York City with White & Case LLP and Sidley Austin Brown & Wood LLP. Ms. Sun is a board member of the Asia Society Texas Center, St. John's School, and the United Way of Greater Houston, a trustee of Texas Children's Hospital and honorary co-chair of Rice's Baker Institute Roundtable.  She also serves as a member of the advisory board of Rice's Shepherd School of Music, the Kinder Institute for Urban Research, Asian Chamber of Commerce, Chinese Community Center, and the Mayor's International Trade and Development Council for Asia/Australia.  Ms. Sun has been recognized by several organizations for her contributions to the community, including the 2010 International Executive of the Year, Texas China Distinguished Leader in Education Award, the 2011 Asian American Leadership Award, Woman on the Move, one of the Most 50 Influential Women of 2010 and the 2012 ABC Channel 13 Woman of Distinction.
Ms. Sun's experience as a corporate and securities lawyer concentrating on cross-border and other corporate transactions adds great value to the board with respect to transactional matters and corporate governance, and her broad experience provides for enhanced board diversity.
Executive Officers
Information regarding our executive officers is included in Part I under “Executive Officers of the Registrant.”
Corporate Governance
Board of Directors and Director Independence
Our business and affairs are managed under the direction of our board of directors. Our amended and restated bylaws provide that our board of directors will consist of not less than 3 and not more than 15 directors.

A majority of our directors are independent, non-employee directors. Our board of directors has made the affirmative determination that a majority of our directors, namely Messrs. Webster, Fogg and Papouras and Mmes. Fairbanks and Sun, are independent as such term is defined by the applicable rules and regulations of the New York Stock Exchange. Additionally, each of these directors meets the categorical standards for independence established by our board of directors (the “Era Categorical Standards”).
A copy of our Corporate Governance Policy is available on our website at www.eargroupinc.com. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K/A.
Committees of the Board of Directors
Our board of directors have established the following committees, each of which operates under a written charter that has been posted on our website, www.eragroupinc.com Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K/A.
Audit Committee.
The Audit Committee is comprised of Blaine Fogg and Steven Webster. Our board of directors has determined that Steven Webster is an "audit committee financial expert" for purposes of the rules of the SEC. In reaching this determination, the board considered, among other things, the experience of Steven Webster as co-founder and Co-Managing Partner of Avista Capital Partners LP, a private equity investment business, in addition to other experience, as further set forth above. In addition, our board of directors determined that each of the members of the Audit Committee are independent, as defined by the rules of the NYSE, Section 10A(m)(3) of the Exchange Act and in accordance with the Era Categorical Standards. We are relying on the transition rules provided in the NYSE Marketplace Rules related to the number, independence and financial literacy of the members of our Audit Committee. We will have the required number of members on our Audit Committee, all of whom will be independent and financially literate and have the necessary accounting or financial management experience by the date required by the transition provisions of the rules of the NYSE. The Audit Committee is expected to meet at least quarterly.
Committee Function. The Audit Committee assists the board of directors in fulfilling its responsibility to oversee:

•
management's execution of our financial reporting process, including the reporting of any material events, transactions, changes in accounting estimates or changes in important accounting principles and any significant issues as to adequacy of internal controls;

•	the selection, performance and qualifications of our independent registered public accounting firm (including its independence);

•	the review of the financial reports and other financial information provided by us to any governmental or regulatory body, the public or other users thereof;

•	our systems of internal accounting and financial controls and the annual independent audit of our financial statements;

•
risk management and controls, which includes assisting management with identifying and monitoring risks, developing effective strategies to mitigate risk, and incorporating procedures into its strategic decision-making (and reporting developments related thereto to the board of directors); and

•	the processes for handling complaints relating to accounting, internal accounting controls and auditing matters.
The Audit Committee's role is one of oversight. Our management is responsible for preparing our financial statements and the independent auditors are responsible for auditing those financial statements. Our management, including the internal audit staff, or outside provider of such services, and the independent auditors have more time, knowledge and detailed information about us than do Audit Committee members. Consequently, in carrying out its oversight responsibilities, the Audit Committee will not provide any expert or special assurance as to our financial statements or any professional certification as to the independent auditors' work.
Compensation Committee.
The Compensation Committee is comprised of Blaine Fogg and Steven Webster. Blaine Fogg is the Compensation Committee Chairman. Our board of directors has determined that each member of the Compensation Committee is independent, as defined by the rules of the NYSE and in accordance with the Era Categorical Standards. In addition, the members of the Compensation Committee qualify as "non-employee directors" for purposes of Rule 16b-3 under the Exchange Act and as "outside directors" for purposes of Section 162(m) of the Code.
Committee Function. The Compensation Committee, among other things:

•	reviews all of our compensation practices;

•
establishes and approves compensation for the Chief Executive Officer, the Chief Financial Officer, other executive officers, and certain officers or managers who receive an annual base salary of more than $200,000;

•	evaluates officer and director compensation plans, policies and programs;

•	reviews and approves benefit plans;

•	produces a report on executive compensation to be included in our proxy statements; and

•	approves all grants of equity awards.
The Chairman sets the agenda for meetings of the Compensation Committee. The meetings are attended by the Chairman of the board of directors and the General Counsel, if requested. At each meeting, the Compensation Committee has the opportunity to meet in executive session. The Chairman of the Compensation Committee reports the Compensation Committee's actions regarding compensation of executive officers to the full board of directors. The Compensation Committee has the sole authority to retain compensation consultants to assist in the evaluation of director or executive officer compensation.
Nominating and Corporate Governance Committee.
The Nominating and Governance Committee is comprised of Steven Webster. Our board of directors has determined that the sole member of the Nominating and Governance Committee is independent, as defined by the rules of the NYSE and in accordance with the Era Categorical Standards.
Committee Function. The Nominating and Corporate Governance Committee assists the board of directors with:

•
identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for election at our Annual Meeting of Stockholders and to fill vacancies on the board of directors;

•
recommending modifications, as appropriate, to our policies and procedures for identifying and reviewing candidates for the board of directors, including policies and procedures relating to candidates for the board of directors submitted for consideration by stockholders;

•
reviewing the composition of the board of directors as a whole, including whether the board of directors reflects the appropriate balance of independence, sound judgment, business specialization, technical skills, diversity and other desired qualities;

•	reviewing periodically the size of the board of directors and recommending any appropriate changes;

•	overseeing the evaluation of the board of directors and management;

•	recommending changes in director compensation; and

•	various governance responsibilities.
Selection of Nominees for the Board of Directors. To fulfill its responsibility to recruit and recommend to the full board of directors nominees for election as directors, the Nominating and Corporate Governance Committee reviews the composition of the full board of directors to determine the qualifications and areas of expertise needed to further enhance the composition of the board of directors and works with management in attracting candidates with those qualifications.
In identifying new director candidates, the Nominating and Corporate Governance Committee seeks advice and names of candidates from Nominating and Corporate Governance Committee members, other members of the board of directors, members of management and other public and private sources. The Nominating and Corporate Governance Committee, in formulating its recommendation of candidates to the board of directors, considers each candidate's personal qualifications and how such personal qualifications effectively address the perceived then current needs of the board of directors. Appropriate personal qualifications and criteria for membership on the board of directors include the following:

•	experience investing in and/or guiding complex businesses as an executive leader or as an investment professional within an industry or area of importance to us;

•	proven judgment and competence, substantial accomplishments, and prior or current association with institutions noted for their excellence;

•	complementary professional skills and experience addressing the complex issues facing a multifaceted international organization;

•	an understanding of our businesses and the environment in which we operate; and

•	diversity as to business experiences, educational and professional backgrounds and ethnicity.

After the Nominating and Corporate Governance Committee completes its evaluation, it presents its recommendations to the board of directors for consideration and approval. The Nominating and Corporate Governance Committee may also, but need not, retain a search firm in order to assist it in these efforts.
Stockholder Recommendations. The Nominating and Corporate Governance Committee will consider director candidates suggested by our stockholders provided that the recommendations are made in accordance with the same procedures required under our bylaws for nomination of directors by stockholders. Stockholder nominations that comply with these procedures and that meet certain criteria outlined will receive the same consideration that the Nominating and Corporate Governance Committee's nominees receive. There have been no material changes to these procedures since we last provided this disclosure.
Code of Business Conduct and Ethics
Our board of directors has adopted a set of Corporate Governance Guidelines, a Code of Business Conduct and Ethics and a Supplemental Code of Ethics. A copy of each of these documents is available on our website at www.eragroupinc.com, by clicking “Corporate Governance” and is also available to stockholders in print without charge upon written request to our Investor Relations Department, 818 Town & Country Blvd. Suite 200, Houston, Texas, 77024.
Our Corporate Governance Guidelines address areas such as director responsibilities and qualifications, director compensation, management succession, board committees and annual self-evaluation. Our Code of Business Conduct and Ethics is applicable to our directors, officers, and employees and our Supplemental Code of Ethics is applicable to our Chief Executive Officer and senior financial officers. We will disclose future amendments to, or waivers from, certain provisions of our Supplemental Code of Ethics on our website within two business days following the date of such amendment or waiver.
Section 16(a) Beneficial Ownership Reporting Compliance
Our Common Stock was not registered under Section 12 of the Exchange Act nor listed on the NYSE during the fiscal year ended December 31, 2012. Therefore, no Forms 3, 4 or 5 showing ownership of and changes in ownership of Common Stock during or with respect to the fiscal year ended December 31, 2012 were furnished to us, filed or required by the SEC to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Directors
Prior to the completion of our spin-off from SEACOR Holdings Inc. on January 31, 2013 (the "Spin-off"), we did not pay our directors for their service on our board of directors. In February 2013, we adopted a director compensation package for members of our board of directors that are not employees of ours. Our directors (other than our non-executive chairman) are entitled to an annual cash retainer of $60,000 and are also be entitled to additional cash compensation of $2,000 for each meeting of our board of directors or its committees attended in person and $1,000 for each such meeting attended telephonically. Our non-executive chairman is entitled to an annual cash retainer of $220,000. In addition, the chairperson of each of our audit, compensation and nominating and governance committees are entitled to additional annual cash retainers of $20,000, $15,000 and $10,000, respectively. Directors will also be eligible for equity awards under our 2012 Share Incentive Plan. We expect that annual awards to non-employee directors will be in the form of restricted stock awards with a value of $60,000 (2,930 shares of restricted stock for the grant made in March 2013) and will vest on the one year anniversary of the date of the grant. In addition, upon election to the board, directors will generally receive an initial award of 4,000 shares of restricted stock that will also vest over 4 years.
Compensation of Officers
2012 Compensation
For 2012, the cash compensation of our executive officers was determined by SEACOR's executive management, and the equity compensation of our executive officers was determined by SEACOR's Compensation Committee at the recommendation of SEACOR's executive management.
The compensation of Sten L. Gustafson, our current Chief Executive Officer, Mr. Fabrikant, who served as our Chief Executive Officer until March 2012, Mr. Robert Van de Vuurst, who served as our Chief Operating officer and Vice President until September 2012 and our other executive officers identified in our Summary Compensation Table, who we refer to as the “named executive officers,” generally consisted of a combination of base salary, bonuses and equity-based compensation issued under SEACOR incentive plans. Executive officers and all salaried employees also received a benefits package. Our named executive officers did not have employment, severance, change-of-control or similar types of agreements with us.
On February 27, 2013, we announced that Ms. Anna Goss, our Senior Vice President - Finance and Chief Accounting Officer and one of our named executive officers for 2012, will cease to be an employee of our company effective May 31, 2013. For a description of the terms of Ms. Goss' separation agreement, see "-Employment and Other Contracts and Potential Payments Upon Death, Disability, Qualified Retirement, Termination Without Cause or a Change of Control."

Components of 2012 Compensation
Base Salary. Our named executive officers' base salary levels for the year ended December 31, 2012 were established to reflect the experience and skill required for executing our business strategy and overseeing operations. Base salary is determined based on the experience and skill required for executing our business strategy and overseeing operations, and will be adjusted as appropriate, at levels designed to be consistent with professional and market standards.
For the year ended December 31, 2012, Mr. Gustafson's base salary was $300,000 (pro rated from an annualized rate of $400,000 to reflect his joining our company in April 2012), Mr. Bradshaw's base salary was $59,231 (pro rated from an annualized rate of $300,000 to reflect his joining our company in October 2012) and Ms. Goss' base salary was $200,000. Mr. Fabrikant, who also serves as the Executive Chairman of SEACOR, received $1 for his services as our CEO through March 2012. Mr. Van de Vuurst's base salary was $220,696 (pro rated from an annualized rate of $275,000).
Cash Bonus Compensation. As part of SEACOR, cash bonus awards to our executive officers were discretionary and generally paid over three years, 60% in the year awarded (for services in the prior calendar year) and 20% in each of the next two subsequent years. Interest was paid on the deferred portion of this cash bonus compensation at the rate of LIBOR plus 60 bps, currently approximately 1.5% per annum.
In general, SEACOR determined cash bonus awards for a given fiscal year after the completion of the audit of its financial statement for that fiscal year. The initial installment of the bonus was paid after this determination was made, generally in the first quarter of the following fiscal year. However, in December 2012 SEACOR determined to accelerate the payment of the initial installment of the cash bonus awards for fiscal 2012 based on the amount paid in 2011.  As a result, in December 2012, Mr. Gustafson received a cash bonus of $90,000, Mr. Bradshaw received a cash bonus of $15,000 and Ms. Goss received a cash bonus of $48,000. These amounts represent approximately 60% of the estimated cash bonuses earned by each of Messrs. Gustafson and Bradshaw and Ms. Goss for the year ended December 31, 2012. Final cash bonus amounts in respect of 2012 for Messrs. Gustafson and Bradshaw and Ms. Goss were determined in February 2013. The final cash bonus amounts for Messrs. Gustafson and Bradshaw were consistent with the initial estimates and the final cash bonus amount for Ms. Goss was increased from $80,000 to $100,000. In addition, in February 2013 the compensation committee awarded Mr. Gustafson a cash bonus of $500,000 in lieu of replacement equity awards related to the Spin-off, as more fully described under “—-Equity Compensation.”
The process for determining cash bonus awards for our executive officers continues to be discretionary and our management and Compensation Committee will determine the amount and structure of cash bonuses on a case-by-case basis for each individual, which we believe is the best approach for us. We have also adopted the Era Group Inc. Management Incentive Plan (the “MIP”) to allow us to award annual bonus compensation that complies with the requirements of Section 162(m) of the Code. For a description of the MIP see “—Era Management Incentive Plan.”
Equity Compensation. In the past, SEACOR employed two types of equity-based awards: restricted stock and stock options. The amount of the awards and allocation was based on SEACOR's Compensation Committee's analysis and other factors, including an estimate of the value of the awards.
In connection with the Spin-off, we adopted the Era Group Inc. 2012 Share Incentive Plan (the “Share Incentive Plan”). Management and the Compensation Committee will determine the amount and allocation of equity awards on a case-by-case basis for each individual, which we believe is the best approach for us. For a description of the Share Incentive Plan see "-Share Incentive Plan."
Restricted Stock. In March 2012, SEACOR's Compensation Committee awarded 500 shares of restricted stock to Ms. Goss, which were originally scheduled to vest in five equal installments, beginning on March 4, 2013. However, on December 14, 2012 SEACOR's Compensation Committee voted to accelerate the vesting of certain restricted stock awards, which included the acceleration of the vesting of Ms. Goss's awards originally scheduled to vest on March 4, 2013 and 2014. In December 2012, SEACOR's Compensation Committee awarded 12,000 shares and 5,000 shares of restricted stock to Messrs. Gustafson and Bradshaw, respectively. The shares of restricted stock awarded to Messrs. Gustafson and Bradshaw were cancelled in connection with the Spin-off and replaced with the awards discussed below. In February 2013, the compensation committee of our board of directors determined to award Mr. Gustafson a one time cash bonus of $500,000 in lieu of a portion of the replacement restricted stock awards he was to receive as described in the preceding sentence. In March 2013, the compensation committee awarded each of our senior vice presidents (other than Ms. Goss) 15,000 shares of restricted stock. These shares of restricted stock will vest in four equal installments on the anniversary of the grant.
In connection with the Spin-off, except with respect to SEACOR restricted stock awards granted to Mr. Gustafson and Mr. Bradshaw in December 2012, outstanding restricted stock awards of SEACOR common stock held by our employees and employees and directors of SEACOR that were granted under SEACOR’s equity incentive plans were treated the same as other shares of SEACOR’s common stock in the Spin-off. Holders of these SEACOR restricted stock awards received one fully vested share of our common stock for each SEACOR restricted stock award held by such employee. All other terms of these SEACOR restricted stock awards remain the same. In place of their SEACOR restricted stock awards, in March 2013, Mr. Gustafson received

75,000 Era Group restricted stock awards that will vest over four years beginning in March 2014 upon satisfaction of certain conditions and Mr. Bradshaw received 40,000 Era Group restricted stock awards that will vest in four equal installments.
Stock Options. SEACOR’s Compensation Committee did not make any stock option awards to our named executive officers in 2012. In March 2013, the compensation committee awarded each of our senior vice presidents (other than Ms. Goss) options to purchase 15,000 shares of our common stock. In addition, the compensation committee awarded Mr. Gustafson options to purchase 100,000 shares of our common stock and Mr. Bradshaw options to purchase 40,000 shares of our common stock. These options were granted with an strike price of $20.48 per share and will vest in four equal installments on the anniversary of the grant.
In connection with the Spin-off, outstanding stock options to purchase shares of SEACOR common stock granted to employees and directors of SEACOR under SEACOR’s equity incentive plans were adjusted to reflect the difference in value of SEACOR's common stock on the “regular way” market on the day before and the effective date of the Spin-off, by changing the exercise price and number of shares of SEACOR common stock subject to the stock options. In addition, Era Group employees and directors of SEACOR that joined our board and resigned from SEACOR’s board after the Spin-off had their outstanding stock options to purchase shares of SEACOR common stock canceled and replaced with stock options to purchase shares of our Common Stock based on a similar formula.
Compensation Committee Interlocks and Insider Participation
None of the current members of our Compensation Committee is or was an officer or employee of the Company. During 2012, none of our executive officers served as a director or member of the compensation committee of any other entity whose executive officers serves on our Board of Directors or Compensation Committee.
Summary Compensation Table
The following table sets forth compensation information for our named executive officers with respect to the fiscal years ended December 31, 2011 and December 31, 2012. All share information relates to SEACOR common stock.

	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards (2)	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)
Charles Fabrikant(3)	2012	1	—	—	—	—	1
President, Chief Executive Officer and Director	2011	1	—	—	—	—	1
Sten Gustafson(4)	2012	300,000	150,000	990,960	—	5,200	1,446,160
Chief Executive Officer and Director	2011	—	—	—	—	—	—
Chris Bradshaw(5)	2012	59,231	25,000	412,900	—	—	497,131
Chief Financial Officer and Executive Vice President	2011	—	—	—	—	—	—
Anna Goss(6)	2012	200,000	100,000	49,170	—	5,634	354,804
Senior Vice President—Finance and Chief Accounting Officer(7)	2011	200,000	80,000	147,555	—	7,638	435,193
Robert Van de Vuurst(8)	2012	220,696	—	49,170	22,350	91,500	383,716
Chief Operating Officer and Vice President(9)	2011	275,000	125,000	491,850	89,448	688	981,986

(1)
In general, sixty percent (60%) of the bonus is paid at the time of the award and the remaining forty percent (40%) is paid in two equal annual installments approximately one and two years after the date of the grant. Any outstanding balance is payable upon the death, disability, qualified retirement, termination without “cause” of the employee, or the occurrence of a “change-in-control,” however, the outstanding balance is generally forfeited if the employee is terminated with “cause” or resigns without “good reason.” In addition, in February 2013 the compensation committee awarded Mr. Gustafson a cash bonus of $500,000 in lieu of replacement equity awards related to the Spin-off.

(2)
The dollar amount of restricted stock and stock options set forth in these columns reflects the aggregate grant date fair value of restricted stock and option awards made during 2012 and 2011, respectively, in accordance with the FASB ASC Topic 718 without regard to forfeitures. Discussion of the policies and assumptions used in the calculation of the grant date fair value are set forth in Notes 1 and 13 of the Consolidated Financial Statements included in SEACOR’s 2011 Annual Report to Stockholders.

(3)
Mr. Fabrikant served as our President and Chief Executive Officer between October 2011 and March 2012 and received a nominal compensation of $1.00 in 2011 for this position. Mr. Fabrikant also serves as Executive Chairman of SEACOR.

(4)
Mr. Gustafson has served as our Chief Executive Officer since April 2012. “All Other Compensation” includes $5,200 in 2012 of contributions made by SEACOR to match pre-tax elective deferral contributions (included under Salary) made under the SEACOR Savings Plan, a defined contribution plan established by SEACOR, effective July 1, 1994, that meets the requirements of Section 401(k) of the Internal Revenue Code. The 2012 matching contributions do not reflect final true up contributions.

(5)	Mr. Bradshaw has served as our Chief Financial Officer and Executive Vice President since October 2012.

(6)
“All Other Compensation” includes $864 in 2011 and $898 in 2012, of interest earned on the second and third installments of bonus payments, and $6,774 in 2011 and $4,736 in 2012, of contributions made by SEACOR to match pre-tax elective deferral contributions (included under Salary) made under the SEACOR Savings Plan, a defined contribution plan established by SEACOR, effective July 1, 1994, that meets the requirements of Section 401(k) of the Internal Revenue Code. The 2012 matching contributions do not reflect final true up contributions.

(7)
Ms. Goss served as our Chief Financial Officer and Vice President through October 2011. She has served as our Vice President—Finance since October 2011. On February 27, 2013, we announced that Ms. Goss will cease to be an employee of our company effective May 31, 2013. See “—Employment and Other Contracts and Potential Payments Upon Death, Disability, Qualified Retirement, Termination Without Cause or a Change of Control” for a description of Ms. Goss’s separation and consulting agreement.

(8)
“All Other Compensation” includes $688 in 2011 and $8,500 in 2012 of contributions made by SEACOR to match pre-tax elective deferral contributions (included under Salary) made under the SEACOR Savings Plan, a defined contribution plan established by SEACOR, effective July 1, 1994, that meets the requirements of Section 401(k) of the Internal Revenue Code and an $83,000 severance payment in 2012 made to Mr. Van de Vuurst pursuant to his separation and consulting agreement. Upon termination, the unvested portions of SEACOR’s matching contributions were forfeited.

(9)
Mr. Van de Vuurst served as our Chief Operating Officer from February 2011 through September 2012. See “—Employment and Other Contracts and Potential Payments Upon Death, Disability, Qualified Retirement, Termination Without Cause or a Change of Control” for a description of Mr. Van de Vuurst’s separation and consulting agreement.

Outstanding Equity Awards at Fiscal Year-end (2012)
The following table sets forth certain information with respect to outstanding equity awards at December 31, 2012, held by the named executive officers. All share information relates to SEACOR common stock.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)(1)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units that Have Not Vested (2)
	(#)	(#)	($)		(#)	($)
Charles Fabrikant(3) President, Chief Executive Officer and Director	—	—	—	—	—	—
Sten Gustafson(4) Chief Executive Officer and Director	—	—	—	—	2400 (5)	201,120
					2400 (6)	201,120
					2400 (7)	201,120
					2400 (8)	201,120
					2400 (9)	201,120
Chris Bradshaw(10) Executive Vice President and Chief Financial Officer	—	—	—	—	1000 (5)	83,800
					1000 (6)	83,800
					1000 (7)	83,800
					1000 (8)	83,800
					1000 (9)	83,800

	Option Awards				Stock Awards
Anna Goss(11) Senior Vice President—Finance and Chief Accounting Officer	25	—	53.20	3/2/2016	700 (12)	58,660
	25	—	63.59	3/2/2016	400 (12)	33,520
	25	—	67.42	3/2/2016	100 (12)	8,380
	125	—	74.45	3/2/2016
	500	—	75.45	3/4/2017
	500	—	74.36	3/4/2017
	500	—	67.80	3/4/2017
	500	—	70.57	3/4/2017
	100	25 (12)	74.95	3/4/2018
	100	25 (12)	68.50	3/4/2018
	100	25 (12)	62.70	3/4/2018
	100	25 (12)	39.00	3/4/2018
	225	150 (12)	36.65	3/4/2019
	225	150 (12)	57.95	3/4/2019
	225	150(12)	55.56	3/4/2019
	225	150(12)	54.67	3/4/2019
	150	225(12)	59.53	3/4/2020
	150	225(12)	47.92	3/4/2020
	150	225(12)	61.02	3/4/2020
	150	225(12)	92.30	3/4/2020
Robert Van de Vuurst(13) Chief Operating Officer and Vice President	750	—	93.37	6/30/2013	—	—
	750	—	91.96	6/30/2013
	750	—	79.92	6/30/2013
	750	—	82.77	6/30/2013
	250	—	93.34	6/30/2013
	250	—	80.46	6/30/2013
	250	—	82.12	6/30/2013
	250	—	81.16	6/30/2013

(1)	Options vest incrementally at a rate of one-fifth per year.

(2)	The amounts set forth in this column equal the number of shares of restricted stock indicated multiplied by the closing price of the SEACOR’s common stock on December 31, 2012, which was $83.80.

(3)
Mr. Fabrikant served as our President and Chief Executive Officer between October 2011 and March 2012 and received a nominal compensation of $1.00 in 2011 and 2012 for this position. Mr. Fabrikant also serves as Executive Chairman of SEACOR.

(4)	Mr. Gustafson has served as our Chief Executive Officer since April 2012.

(5)	These shares will vest on December 16, 2013, assuming continued employment with us.

(6)	These shares will vest on December 16, 2014, assuming continued employment with us.

(7)	These shares will vest on December 16, 2015, assuming continued employment with us.

(8)	These shares will vest on December 16, 2016, assuming continued employment with us.

(9)	These options will vest on December 16, 2017, assuming continued employment with us.

(10)	Mr. Bradshaw has served as our Executive Vice President and Chief Financial Officer since October 2012.

(11)
Ms. Goss served as our Chief Financial Officer and Vice President until October 2011 when she was reassigned to the position of Vice President-Finance. In October 2012, Ms. Goss was appointed to the position of Senior Vice President—

Finance and Chief Accounting Officer. On February 27, 2013, we announced that Ms. Goss will cease to be an employee of our company effective May 31, 2013. See “—Employment and Other Contracts and Potential Payments Upon Death, Disability, Qualified Retirement, Termination Without Cause or a Change of Control” for a description of Ms. Goss’s separation and consulting agreement.

(12)
As a result of Ms. Goss’s resignation, these shares and options will vest under the terms of Ms. Goss’s separation and consulting agreement upon the termination of her employment on May 31, 2013 and will remain exercisable through the ninetieth (90th) day after the end of the Consulting period with Ms. Goss. See “—Employment and Other Contracts and Potential Payments Upon Death, Disability, Qualified Retirement, Termination Without Cause or a Change of Control” for a description of Ms. Goss’s separation and consulting agreement.

(13)	Mr. Van de Vuurst served as our Chief Operating Officer from February 2011 through September 2012.

Non-Qualified Deferred Compensation
A non-qualified deferred compensation plan (the "Deferred Compensation Plan") was established by SEACOR and provides non-employee directors and a select group of highly compensated employees (including the named executive officers) the ability to defer receipt of up to 75% of their cash base salary, up to 100% of their cash bonus and up to 100% of their vested restricted stock for each fiscal year. Each participant's compensation deferrals are credited to a bookkeeping account and, subject to certain restrictions, each participant may elect to have their cash deferrals in such account indexed against one or more investment options, solely for purposes of determining amounts payable for earnings or losses under the Deferred Compensation Plan (however, the terms of the plan do not require SEACOR to invest any deferred amounts in the selected investment options as long as the return is paid). Participants may receive a distribution of deferred amounts, plus any earnings thereon (or less any losses), on a date specified by the participant or, if earlier, upon a separation from service or upon a change of control. All distributions to participants following a separation from service must be in the form of a lump sum, except if such separation qualifies as "retirement" under the terms of the Deferred Compensation Plan, in which case it may be paid in installments if previously elected by the participant. Distributions to "Key Employees" upon a separation from service (other than due to death) will not commence until at least six months after the separation from service. Participants are always 100% vested in the amounts that they contribute to their Deferred Compensation Plan accounts. SEACOR, at its option, may contribute amounts to participants' accounts, which may be subject to vesting requirements. We have not as of yet adopted our own non-qualified deferred compensation plan.
401(k) Plan
SEACOR maintains a qualified 401(k) savings plan which allows executives to defer from 1% of cash compensation up to the maximum amount allowed under Internal Revenue Service guidelines. The terms of the plan permit SEACOR to make discretionary contributions from time to time. Participants are always vested in their own contributions to the plan and are fully vested in SEACOR contributions generally after five years of service. In connection with the Spin-off we adopted a similar 401(k) plan for our employees.
Employment and Other Contracts and Potential Payments Upon Death, Disability, Qualified Retirement, Termination Without Cause or a Change of Control
The named executive officers do not have employment, severance or change-of-control agreements with us.
As of December 31, 2012, our named executive officers would not have received any payments upon a change of control of us.
Under each of SEACOR's equity plans, stock options and restricted stock are payable or vest upon the death, qualified retirement, termination without "cause" of the employee, or the occurrence of a "change in control," however, the outstanding balance is generally forfeited if the employee is terminated with "cause" or resigns without "good reason." It has been SEACOR's practice to also accelerate the payment of outstanding cash bonuses in similar circumstances, but it is under no contractual obligation to do so.
As employees of a subsidiary of SEACOR, as of December 31, 2012, Messrs. Fabrikant, Gustafson and Bradshaw and Ms. Goss would have received $308,509, $60,000, $10,000 and $49,361, respectively, in bonus awards; and $2,983,280, $1,005,600, $419,000 and $100,560, respectively, in stock awards, and Mr. Fabrikant and Ms. Goss would have received $947,655, and $40,466, respectively, in option awards, in each case, upon their respective death, disability, qualified retirement, termination without "cause" or "change in control" of SEACOR.
The bonus award amounts represent the total of all remaining annual installments of bonus payments yet to be paid as of December 31, 2012. The stock award amounts reflect the closing price of the SEACOR common stock as of December 31, 2012, which was $83.80 for unvested shares. The option award amounts reflect the accumulated value based on the difference between strike prices and the closing price of the SEACOR common stock on December 31, 2012, which was $83.80 for unvested options and do not include options to purchase SEACOR common stock with strike prices greater than $83.80.
Separation Agreement with Robert Van de Vuurst. On September 30, 2012, we entered into a Separation and Consulting Agreement with Mr. Van de Vuurst pursuant to which Mr. Van de Vuurst ceased to be an employee as of October 1, 2012. The Separation and Consulting Agreement provides Mr. Van de Vuurst with a severance payment of $83,000 on December 31, 2012 and $51,281 representing a bonus related to his performance in 2012, payable within 30 days of his termination. Following the delivery of a claims release by Mr. Van de Vuurst to us, all of Mr. Van de Vuurst's SEACOR restricted stock not previously vested have vested and become non-forfeitable and all of Mr. Van de Vuurst's options to purchase SEACOR shares not previously vested have vested, become exercisable and remain exercisable through June 2013.
Under the terms of the Separation and Consulting Agreement, Mr. Van de Vuurst will continue to serve as a consultant to us on an as-needed basis regarding our business and operations and the transition of duties from October 1, 2012 to March 30, 2013. Mr. Van de Vuurst will receive a consulting fee of $25,000 per month for these consulting services. Payments made to Mr. Van de Vuurst pursuant to his Separation and Consulting Agreement are subject to his compliance with certain covenants on nondisclosure of Era Group information, non-disparagement and non-competition.
Separation Agreement with Anna Goss. On February 27, 2013, we entered into a Separation and Consulting Agreement with Ms. Goss pursuant to which Ms. Goss will cease to be an employee as of May 31, 2013 (the "Separation Date"). The Separation and Consulting Agreement provides Ms. Goss with the following principal severance benefits: (i) after the Separation Date, within seven (7) days of execution and delivery of a customary release (the "Release Effective Date"), Ms. Goss will be entitled to an aggregate lump sum cash severance payment of $339,986; (ii) a cash payment in respect of accrued but unused vacation time through the Separation Date; and (iii) Ms. Goss's SEACOR restricted stock not previously vested will vest and become non-forfeitable and all of Ms. Goss's options to purchase the Company's shares not previously vested will vest, become exercisable and remain exercisable through the ninetieth (90th) day after the end of the Consulting Period (as defined below). In addition, Ms. Goss will be entitled to receive, upon termination of the Consulting Period, $16,542 in cash, representing a bonus related to her performance in 2011.
Under the terms of the Separation and Consulting Agreement, Ms. Goss will continue to serve as a consultant to the Company on an as-needed basis regarding its business and operations and the transition of her duties from June 1, 2013 to November 30, 2013 (the "Consulting Period"). For these services, Ms. Goss will receive a consulting fee of (i) $17,500 per month through August 31, 2013 and (ii) $9,000 per month during the balance of the Consulting Period. Payments made to Ms. Goss pursuant to her Separation and Consulting Agreement are subject to her compliance with certain covenants on nondisclosure of Company information, non-disparagement and non-competition.
Share Incentive Plan
In connection with the Spin-off, we adopted the Era Group Inc. 2012 Share Incentive Plan. The 2012 Share Incentive Plan is intended to provide incentives which will attract, retain and motivate highly competent persons as non-employee directors, officers and employees of, and consultants to, us and our subsidiaries and affiliates, and further align their interests with those of our other stockholders by providing them opportunities to acquire shares of our common stock or to receive monetary payments based on the value of such shares.
The following summary describes the material features of the 2012 Share Incentive Plan but is not intended to be complete, and therefore the summary is qualified in its entirety by the 2012 Share Incentive Plan, which was filed as an exhibit to the Registration Statement on Form 10 filed with the SEC on October 12, 2012.
Shares Available
The maximum number of shares of common stock that may be delivered to participants under the 2012 Share Incentive Plan, subject to certain adjustments, is 4,000,000 shares of our common stock. In addition, any shares of common stock covered by a Benefit (defined below) granted under the 2012 Share Incentive Plan, which for any reason is canceled, forfeited or expires or, in the case of a Benefit other than a stock option, is settled in cash, shall again be available for Benefits under the 2012 Share Incentive Plan. If any stock option is exercised by tendering shares of common stock to us as full or partial payment in connection with the exercise of a stock option under the 2012 Share Incentive Plan, only the number of shares of common stock issued net of the shares tendered will be deemed delivered for purposes of determining the maximum number of shares of common stock available for delivery under the 2012 Share Incentive Plan.
Administration
The 2012 Share Incentive Plan provides for administration by a committee of our board of directors appointed from among its members (the "Committee"), which is comprised, unless otherwise determined by the board of directors, of not less than two members who shall be (1) "Non-Employee Directors" within the meaning of Rule 16b-3(b)(3) (or any successor rule) promulgated under the Exchange Act, and (2) "outside directors" within the meaning of Treasury Regulation Section 1.162-27(e)

(3) under Section 162(m) of the Internal Revenue Code (the "Code"). The Committee is authorized, subject to the provisions of the 2012 Share Incentive Plan, to establish such rules and regulations as it deems necessary for the proper administration of the 2012 Share Incentive Plan and to make such determinations and interpretations and to take such action in connection with the 2012 Share Incentive Plan and any Benefits granted as it deems necessary or advisable. Thus, among the Committee's powers are the authority to select non-employee directors, officers and other employees of, and consultants to, us and our subsidiaries to receive Benefits, and to determine the form, amount and other terms and conditions of Benefits. The Committee also has the power to modify or waive restrictions on Benefits, to amend Benefits and to grant extensions and accelerations of Benefits. The board of directors will act in lieu of the Committee with respect to Benefits made to non-employee directors under the 2012 Share Incentive Plan.
Eligibility for Participation
Non-employee directors, officers and employees of, and consultants to, us or any of our subsidiaries and affiliates are eligible to participate in the 2012 Share Incentive Plan. The selection of participants from eligible persons is within the discretion of the Committee.
Types of Benefits
The 2012 Share Incentive Plan provides for the grant of any or all of the following types of benefits: (1) stock options, including non-qualified stock options and incentive stock options; (2) stock appreciation rights; (3) stock awards; (4) performance awards; and (5) restricted stock units (collectively, "Benefits"). Benefits may be granted singly, in combination, or in tandem as determined by the Committee. Stock awards, performance awards and restricted stock units may, as determined by the Committee in its discretion, constitute Performance-Based Awards (defined below) for certain executive officers under Section 162(m) of the Code.
Stock Options
Under the 2012 Share Incentive Plan, the Committee may grant awards in the form of non-qualified stock options or incentive stock options to purchase shares of common stock. A stock option granted as an incentive stock option will, to the extent it fails to qualify as an incentive stock option, be treated as a non-qualified stock option. The Committee will, with regard to each stock option, determine the number of shares subject to the option, the manner and time of the option's exercise and vesting, and the exercise price of the option. The exercise price will not be less than 100% of the Fair Market Value (as defined in the 2012 Share Incentive Plan) of the common stock on the date the stock option is granted. The exercise price may be paid in cash or, in the discretion of the Committee, by the delivery of shares of common stock then owned by the participant, by the withholding of shares of common stock for which a stock option is exercisable, or by a combination of these methods. In the discretion of the Committee, payment may also be made by delivering a properly executed exercise notice to us together with a copy of irrevocable instructions to a broker to deliver promptly to us the amount of sale or loan proceeds to pay the exercise price. The Committee may prescribe any other method of paying the exercise price that it determines to be consistent with applicable law and the purpose of the 2012 Share Incentive Plan. In determining which methods a participant may utilize to pay the exercise price, the Committee may consider such factors as it determines are appropriate. No stock option is exercisable later than 10 years after the date it is granted except in the event of a participant's death, in which case, the exercise period of a non-qualified stock option may be extended but no later than one year after the participant's death.
Stock Appreciation Rights (“SARs”)
The 2012 Share Incentive Plan authorizes the Committee to grant a SAR either in tandem with a stock option or independent of a stock option. A SAR is a right to receive a payment, in cash, common stock, or a combination thereof, equal to the excess of (x) the Fair Market Value, or other specified valuation, of a specified number of shares of common stock on the date the right is exercised over (y) the Fair Market Value, or other specified valuation (which shall not be less than Fair Market Value), of such shares of common stock on the date the right is granted, all as determined by the Committee. SARs granted under the 2012 Share Incentive Plan are subject to terms and conditions relating to exercisability that are similar to those imposed on stock options, and each SAR is subject to such terms and conditions as the Committee shall impose from time to time.
Stock Awards and Restricted Stock Awards
The Committee may, in its discretion, grant stock awards (which may include mandatory payment of bonus incentive compensation in stock) consisting of common stock issued or transferred to participants with or without other payments therefor. Stock awards may be subject to such terms and conditions as the Committee determines appropriate, including, without limitation, restrictions on the sale or other disposition of such shares, our right to reacquire such shares for no consideration upon termination of the participant's employment or service within specified periods, and may constitute Performance-Based Awards, as described below. Stock awards subject to forfeiture upon the occurrence of specified events are referred to as "Restricted Stock Awards." The stock award will specify whether the participant will have, with respect to the shares of common stock subject to a stock award, all of the rights of a holder of shares of common stock, including the right to receive dividends and to vote the shares.

Performance Awards
The 2012 Share Incentive Plan allows for the grant of performance awards which may take the form of shares of common stock or Restricted Stock Units (defined below), or any combination thereof and which may constitute Performance-Based Awards. Such awards will be contingent upon the attainment, over a period to be determined by the Committee, of certain performance goals. The length of the performance period, the performance goals to be achieved and the measure of whether and to what degree such goals have been achieved will be determined by the Committee. Payment of earned performance awards will be made in accordance with terms and conditions prescribed or authorized by the Committee. The Committee may require or permit the deferral of, the receipt of performance awards upon such terms as the Committee deems appropriate and in accordance with Section 409A of the Code.
Restricted Stock Units
The Committee may, in its discretion, grant Restricted Stock Units to participants, which may constitute Performance-Based Awards. A "Restricted Stock Unit" means a notional account representing one share of common stock. The Committee determines the criteria for the vesting of Restricted Stock Units and whether a participant granted a Restricted Stock Unit shall be entitled to Dividend Equivalent Rights (as defined in the 2012 Share Incentive Plan). Upon vesting of a Restricted Stock Unit, unless the Committee has determined to defer payment with respect to such unit or a participant has elected to defer payment, shares of common stock representing the Restricted Stock Units will be distributed to the participant (unless the Committee, with the consent of the participant, provides for the payment of the Restricted Stock Units in cash, or partly in cash and partly in shares of common stock, equal to the value of the shares of common stock which would otherwise be distributed to the participant).
Performance-Based Awards
Certain Benefits granted under the 2012 Share Incentive Plan may be granted in a manner such that the Benefit qualifies for the performance-based compensation exemption to Section 162(m) of the Code ("Performance-Based Awards"). As determined by the Committee in its sole discretion, either the vesting or the exercise of such Performance-Based Awards will be based upon achievement of hurdle rates and/or growth in one or more of the following business criteria: (1) net sales; (2) pre-tax income before allocation of corporate overhead and bonus; (3) budget; (4) earnings per share; (5) net income; (6) division, group or corporate financial goals; (7) return on stockholders' equity; (8) return on assets; (9) attainment of strategic and operational initiatives; (10) appreciation in and/or maintenance of the price of our common stock or any other publicly traded securities; (11) market share; (12) gross profits; (13) earnings before interest and taxes; (14) earnings before interest, taxes, depreciation and amortization; (15) economic value-added models and comparisons with various stock market indices; (16) reductions in costs; or (17) any combination of the foregoing. In addition, Performance-Based Awards may include comparisons to the performance of other companies, such performance to be measured by one or more of the foregoing criteria. With respect to Performance-Based Awards, the Committee shall establish in writing (x) the performance goals applicable to a given period, and such performance goals shall state, in terms of an objective formula or standard, the method for computing the amount of compensation payable to the participant if such performance goals are obtained and (y) the individual participants or class of participants to which such performance goals apply no later than 90 days after the commencement of such period (but in no event after 25% of such period has elapsed). No Performance-Based Award shall be payable to, or vest with respect to, as the case may be, any participant for a given fiscal period until the Committee certifies in writing that the objective performance goals (and any other material terms) applicable to such period have been satisfied.
Other Terms
In order to comply with the requirements of Section 162(m) of the Code, the maximum number of shares of common stock with respect to which Benefits may be granted or measured to any individual participant under the 2012 Share Incentive Plan during the term of the 2012 Share Incentive Plan, and the maximum number of shares of common stock with respect to which options and SARs may be granted to an individual participant under the 2012 Share Incentive Plan during any calendar year, subject to certain adjustments, may not exceed 30% of the maximum number of shares of common stock that may be delivered to participants under the 2012 Share Incentive Plan.
The 2012 Share Incentive Plan provides that Benefits may be transferred by will or the laws of descent and distribution. The Committee determines the treatment to be afforded to a participant in the event of termination of employment for any reason including death, disability or retirement. In addition to the foregoing, the Committee may permit the transfer of a Benefit by a participant to certain members of the participant's immediate family or trusts for the benefit of such persons or other entities owned by such persons.
Upon the grant of any Benefit under the 2012 Share Incentive Plan, the Committee may, by way of an agreement with the participant, establish such other terms, conditions, restrictions and/or limitations covering the grant of the Benefit as are not inconsistent with the 2012 Share Incentive Plan. The Committee reserves the right to amend, suspend or terminate the 2012 Share Incentive Plan at any time. However, no amendment may be made without approval of our stockholders if the amendment will: (i) increase the aggregate number of shares of common stock that may be delivered through Stock Options under the 2012 Share

Incentive Plan; (ii) increase the maximum amounts which can be paid to an individual participant under the 2012 Share Incentive Plan; (iii) change the types of business criteria on which Performance-Based Awards can be based under the 2012 Share Incentive Plan; or (iv) modify the requirements as to eligibility for participation in the 2012 Share Incentive Plan.
The 2012 Share Incentive Plan contains provisions for equitable adjustment of Benefits in the event of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, reverse stock split, split-up, spin-off, combination of shares, exchange of shares, dividend in kind or other like change in capital structure or distribution (other than normal cash dividends) to our stockholders. In addition, if there is a Change in Control (as defined in the 2012 Share Incentive Plan) of us, Benefits that have not vested or become exercisable at the time of such Change in Control will immediately vest and become exercisable and all performance targets relating to such Benefits will be deemed to have been satisfied as of the time of such Change in Control; provided, however, that: (i) any spin-off of one of our divisions or subsidiaries to our stockholders, and (ii) any event that would otherwise constitute a Change in Control that the board of directors determines, in its sole discretion, not to be a Change in Control for purposes of the 2012 Share Incentive Plan, will not constitute a Change in Control. Furthermore, the Committee, in its sole discretion, may determine upon the occurrence of a Change in Control (without regard to any contrary determination by the board of directors) that each Benefit outstanding will terminate and each holder will receive: (i) an amount equal to the excess of the Fair Market Value of such shares of common stock that are subject to Stock Options or SARs and that are then vested, over the exercise price thereof, and (ii) the Fair Market Value of shares of common stock that are subject to a Stock Award or Restricted Stock Unit and that are then vested. Such amounts, in either case, may be paid in cash, property or a combination thereof.
The Committee may grant Benefits to participants who are subject to the tax laws of nations other than the U.S., which Benefits may have terms and conditions as determined by the Committee as necessary to comply with applicable foreign laws. The Committee may take any action which it deems advisable to obtain approval of such Benefits by the appropriate foreign governmental entity; provided, however, that no such Benefits may be granted, and no action may be taken which would violate the Exchange Act, the Code or any other applicable law.
Certain Federal Income Tax Consequences
The following is a general description of the U.S. federal income tax consequences applicable to grants under the 2012 Share Incentive Plan, as currently in effect. Federal tax treatment may change should the Code be amended. State, local and foreign tax treatment, which is not discussed below, may vary from such federal income tax treatment. The following is not to be considered as tax advice to any participant, and any such persons are advised to consult their own tax counsel. Neither we nor the administrator are in a position to assure any particular tax result.
Non-Qualified Stock Options and Stock Appreciation Rights. A participant who receives a non-qualified stock option or a SAR will not recognize any taxable income upon the grant of such non-qualified stock option or SAR. However, the participant generally will recognize ordinary income upon exercise of a non-qualified stock option in an amount equal to the excess of the Fair Market Value of the shares of common stock at the time of exercise over the exercise price. Similarly, upon the receipt of cash or shares pursuant to the exercise of a SAR, the participant generally will recognize ordinary income in an amount equal to the sum of the cash and the Fair Market Value of the shares received. The ordinary income recognized with respect to the receipt of shares or cash upon exercise of a non-qualified stock option or SAR will be subject to both wage withholding and other employment taxes. In addition to the customary methods of satisfying the withholding tax liabilities that arise upon the exercise of a SAR for shares or upon the exercise of a non-qualified stock option, we may satisfy the liability in whole or in part by withholding shares of common stock from those that otherwise would be issuable to the participant or by the participant tendering other shares owned by him or her, valued at their Fair Market Value as of the date that the tax withholding obligation arises. A federal income tax deduction generally will be allowed to us in an amount equal to the ordinary income included by the participant with respect to his or her non-qualified stock option or SAR, provided that such amount constitutes an ordinary and necessary business expense to us and is reasonable and the limitations of Sections 280G and 162(m) of the Code do not apply. If a participant exercises a non-qualified stock option by delivering shares of common stock, the participant will not recognize gain or loss with respect to the exchange of such shares, even if their then Fair Market Value is different from the participant's tax basis. The participant, however, will be taxed as described above with respect to the exercise of the non-qualified stock option as if he or she had paid the exercise price in cash, and we likewise generally will be entitled to an equivalent tax deduction.
Incentive Stock Options. A participant does not recognize ordinary taxable income when an incentive stock option is granted or exercised. However, the excess of the Fair Market Value of the underlying shares of common stock over the exercise price on the date of exercise is an item of tax preference for alternative minimum tax purposes. If the participant exercises the option and holds the acquired shares of common stock for more than two years following the date of the option grant and more than one year after the date of exercise, the difference between the sale price and exercise price is taxed as long-term capital gain or loss. If the participant sells the acquired shares before the end of the two-year and one-year holding periods, he or she generally recognizes ordinary income at the time of sale equal to the Fair Market Value of the shares on the exercise date (or the sale price, if less) minus the exercise price of the option. Any additional gain is capital gain.

Restricted Stock. In general, a participant does not recognize taxable income upon the grant of Restricted Stock. Instead, the participant recognizes ordinary income at the time of vesting equal to the Fair Market Value of the shares (or cash) received minus any purchase price paid for the Restricted Stock. Any subsequent gain or loss is capital gain or loss. However, a participant may instead elect to be taxed at the time of grant. If the participant makes such an election, upon subsequent sale of the shares of common stock, any additional gain or loss is capital gain or loss.
Other Stock-Based Benefits. The tax consequences associated with other stock-based Benefits will vary depending on the specific terms of such Benefits. Among the relevant factors are whether or not the other stock-based Benefit has a readily ascertainable Fair Market Value, whether or not the Benefit is subject to forfeiture provisions or restrictions on transfer, the nature of the property to be received under the Benefit and the tax basis for the Benefit.
Section 409A of the Code. Section 409A of the Code, which was enacted in 2004, treats certain Benefits as "non-qualified deferred compensation." If a Benefit is treated as "non-qualified deferred compensation" and the Benefit does not comply with or is not exempt from Section 409A of the Code, Section 409A may impose additional taxes, interest and penalties on the participant. Neither we nor the administrator is obligated to ensure that Benefits comply with Code Section 409A or to take any actions to ensure such compliance.
Tax Effect for Us. We generally receive a deduction for any ordinary income recognized by a participant with respect to an award. However, special rules limit the deductibility of compensation paid to certain award holders, including pursuant to Section 162(m) and Section 280G of the Code.
Era Management Incentive Plan
We adopted the Era Group Inc. Management Incentive Plan (the "MIP") to allow us to award annual bonus compensation that complies with the requirements of Section 162(m) of the Code. Generally, Section 162(m) denies a deduction to publicly held corporations for compensation paid to certain executive officers in excess of $1 million per executive per taxable year. An exception applies to certain performance based compensation that meets the requirements of Section 162(m). We believe that bonus opportunities granted under the MIP should qualify for the performance based compensation exception to Section 162(m).
We adopted the MIP because we believe that the MIP promotes our financial interests, including growth, by (i) attracting and retaining officers and key executives of outstanding competence; (ii) motivating officers and key executives by means of performance-related incentives; and (iii) providing competitive incentive compensation opportunities.
Administration
The MIP will be administered by the Compensation Committee of the Board. The Compensation Committee has the power to select employees to participate in the MIP, determine the size of awards under the MIP and make all necessary determinations under the MIP.
Eligibility and Participation
Executive employees who are, or are expected to be, "covered employees" under Section 162(m) and other executive employees, selected in the sole discretion of the Compensation Committee, are eligible to participate in the MIP. A participant may be designated as being eligible to receive an incentive cash bonus with respect to an annual performance period ("Annual Bonus"). The maximum Annual Bonus payable to any participant is $6 million. Unless otherwise determined by the Compensation Committee or the Board, the annual performance period will begin on January 1 of each calendar year and end on December 31 of that calendar year. Within 90 days after the beginning of each performance period, the Compensation Committee will establish specific performance goals for such annual performance period.
Performance Goals
The performance goals are specific targets and objectives established by the Compensation Committee. These performance goals will primarily be based on the earnings before interest, taxes, depreciation, amortization and non-cash items of the Company, or any business or division thereof, but may also be based on one or more, individually or in combination, of the following objective performance measures: (i) revenue growth, (ii) earnings, (iii) operating income; (iv) pre- or after-tax income; (v) cash flow (before or after dividends); (vi) cash flow per share (before or after dividends); (vii) earnings per share; (viii) return on equity; (ix) return on capital (including return on total capital or return on invested capital); (x) cash flow return on investment; (xi) return on assets; (xii) economic value added (or an equivalent metric); (xiii) market share or penetration; (xiv) share price performance; (xv) total shareholder return; (xvi) improvement in or attainment of expense levels or expenses ratios; (xvii) employee satisfaction; (xviii) customer satisfaction; (xix) customer retention; (xx) rating agency ratings and (xxi) attainment of strategic and/or organizational development goals. Performance goals may also be based on comparisons to the performance of other companies or an index covering multiple companies, measured by one or more of the foregoing performance measures.

Bonus Determinations and Payment
As soon as reasonably practical following the completion of each annual performance period, the Compensation Committee shall confirm which of the applicable performance goals, if any, have been achieved and the amount of bonuses payable as a result. The evaluation of performance measures against the performance goals may (A) be adjusted consistent with exclusions or adjustments provided for in our financing agreements, or (B) exclude or adjust for the impact of certain events or occurrences that were not budgeted or planned for in setting the goals, including but not limited to changes in accounting standards or tax laws and the effects of non-operational or extraordinary items as defined by generally accepted accounting principles. The Annual Bonus shall be paid to each participant within a reasonable period of time after the end of the annual performance period. The Compensation Committee may not increase any Annual Bonus payable. The Compensation Committee may, however, reduce or eliminate any Annual Bonus payable; provided, however, such action will not result in any increase in the amount of any Annual Bonus payable to any other MIP participant.
Employee Stock Purchase Plan
We established an employee stock purchase plan following the consummation of the Spin-off.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table provides information with respect to the beneficial ownership of our common stock as of April 1, 2013 by:

•	each of our stockholders who beneficially own more than 5% of our outstanding shares of common stock;

•	each director named in the summary compensation table;

•	each officer named in the summary compensation table; and

•	all of our directors and executive officers as a group.
As of April 1, 2013, there were 20,095,626 shares of our common stock issued and outstanding.
The amounts and percentages of common stock beneficially owned are reported on the basis of the regulations of the SEC governing the determination of beneficial ownership of securities. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities.
Except as otherwise noted in the footnotes below, each person or entity identified in the table has sole voting and investment power with respect to the securities they hold.

Name	Amount and Nature of Beneficial Ownership	Percentage of Class
Directors and Named Executive Officers:
Charles Fabrikant(1)	977,214	4.86%
Sten L. Gustafson(2)	75,000	*
Christopher S. Bradshaw(3)	40,000	*
Robert Van de Vuurst(4)	—	*
Anna Goss(5)	31,101	*
Oivind Lorentzen(6)	162,180	*
Blaine Fogg(7)	42,640	*
Steven Webster(8)	124,705	*
Shannon Fairbanks(9)	6,930	*
Christopher P. Papouras(9)	6,930	*
Yueping Sun(9)	6,930	*
All directors and executive officers as a group (13 individuals)(10)	1,520,421	7.56%
Principal Stockholders:
Baron Capital Group Inc.(11) 767 Fifth Avenue, 49th Floor New York, NY 10153	1,218,067	6.06%
BlackRock Inc.(12) 40 East 52nd Street New York, NY 10022	1,602,163	7.97%
Dimensional Fund Advisors LP(13) Palisades Wes, Building One 6300 Bee Cave Road Austin, TX 78476	1,090,038	5.42%
The Vanguard Group, Inc.(14) 100 Vanguard Blvd. Malvern, PA 19355	1,157,910	5.76%
Wellington Management Company, LLP(15) 280 Congress Street Boston, MA 02110	1,783,719	8.87%

__________

(1)
Includes 441,760 shares of common stock that Mr. Fabrikant may be deemed to own through his interest in, and control of, (i) Fabrikant International Corporation (FIC), of which he is President, the record owner of 358,529 shares, (ii) VSS Holding Corporation (VSS Holdings), of which he is President and sole stockholder, the record owner of 64,236 shares, and (iii) 18,995 shares owned by his mother’s estate over which he is a trustee and has discretion. Also includes 6,930 shares of restricted stock over which Mr. Fabrikant exercises sole voting power.

(2)
Represents shares of restricted stock over which Mr. Gustafson exercises sole voting power and excludes options to purchase 100,000 shares of our common stock that have not as of yet vested and will not vest within 60 days of April 1, 2013.

(3)
Represents shares of restricted stock over which Mr. Bradshaw exercises sole voting power and excludes options to purchase 40,000 shares of our common stock that have not as of yet vested and will not vest within 60 days of April 1, 2013.

(4)	Mr. Van de Vuurst resigned from our Company in September 2012 and we are therefore unable to confirm his address or beneficial ownership.

(5)	Includes options to purchase 25,422 shares of our common stock that have vested or will vest within 60 days of April 1, 2013.

(6)	Includes 32,500 shares that Mr. Lorentzen may be deemed to own through various trusts held for his children and 3,930 shares of restricted stock over which Mr. Lorentzen exercises sole voting power.

(7)	Includes options to purchase 33,460 shares of our common stock that have vested or will vest within 60 days of April 1, 2013.

(8)	Includes options to purchase 93,688 shares of our common stock that have vested or will vest within 60 days of April 1, 2013.

(9)	Includes 6,930 shares of restricted stock over which the named person exercises voting power.

(10)
Includes Mmes. Goss, Fairbanks and Sun and Messrs. Fabrikant, Gustafson, Bradshaw, Lorentzen, Fogg, Webster, Stavley, Papouras, Reguero and White. The address for each such individual is c/o Era Group Inc., 818 Town & Country Blvd., Suite 200, Houston, Texas, 77024.

(11)
According to a Schedule 13G amendment filed jointly on February 14, 2012, by Baron Capital Group, Inc. (“BCG”), BAMCO, Inc. (“BAMCO”), Baron Capital Management, Inc. (“BCM”) and Ronald Baron (“Mr. Baron”), the filers are collectively the beneficial owners of more than 5% of the outstanding SEACOR common stock. BCG and Mr. Baron have shared voting power with respect to 1,106,817 shares of SEACOR common stock and shared dispositive power with respect to 1,218,067 shares of SEACOR common stock. BAMCO has shared voting power with respect to 1,050,200 shares of SEACOR common stock and shared dispositive power with respect to 1,160,200 shares of SEACOR common stock. BCM has shared voting power with respect to 56,617 shares of SEACOR common stock and shared dispositive power with respect to 57,867 shares of SEACOR common stock. BAMCO and BCM serve as an investment advisor and for purposes of the reporting requirements of the Exchange Act may be deemed to beneficially own 1,218,067 shares of SEACOR common stock. Various persons have the right to receive, or the power to direct, the receipt of dividends from, or the proceeds from the sale of, such shares of SEACOR common stock. No one person’s interest in such shares of SEACOR common stock is more than 5% of the total Common Stock outstanding. The information in the table is based on the information contained in the 13G amendment and assumes that the aforesaid filer owned all such shares on the record date for the Spin-off.

(12)
According to a Schedule 13G amendment filed on February 10, 2012, by BlackRock Inc. (“BlackRock”), BlackRock has sole dispositive power and sole voting power with respect to 1,602,163 shares of SEACOR common stock. BlackRock serves as a parent holding company, and, for purposes of the reporting requirements of the Exchange Act, may be deemed to beneficially own 1,602,163 shares of SEACOR common stock. Various persons have the right to receive, or the power to direct, the receipt of dividends from, or the proceeds from the sale of, such shares of SEACOR common stock. No one person’s interest in such shares of SEACOR common stock is more than 5% of the total Common Stock outstanding. The information in the table is based on the information contained in the 13G amendment and assumes that the aforesaid filer owned all such shares on the record date for the Spin-off.

(13)
According to a Schedule 13G filed on February 14, 2012, by Dimensional Fund Advisors LP (“Dimensional”), Dimensional has sole voting power with respect to 1,056,714 shares of SEACOR common stock and sole dispositive power with respect to 1,090,838 shares of Co SEACOR common stock. Dimensional furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (collectively, the “Funds”). In certain cases, subsidiaries of Dimensional may act as advisor or sub-advisor to certain Funds. In its role as investment advisor, sub-advisor and/or manager, neither Dimensional nor its subsidiaries possess voting and/or investment power over the shares of SEACOR common stock owned by the Funds and may be deemed to be the beneficial owner of the shares of SEACOR common stock. However, all of the SEACOR common stock is owned by the Funds and Dimensional disclaims beneficial ownership of all such securities. Various funds have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the securities held in their respective accounts. No one such Fund’s interest in such shares of SEACOR common stock is more than 5% of the total SEACOR common stock outstanding. The information in the table is based on the information contained in the 13G and assumes that the aforesaid filer owned all such shares on the record date for the Spin-off.

(14)
According to a Schedule 13G filed on February 10, 2012, by The Vanguard Group, Inc. (“Vanguard”), Vanguard has sole voting power with respect to 15,175 shares of SEACOR common stock, sole dispositive power with respect to 1,142,735 shares of SEACOR common stock and shared dispositive power with respect to 15,175 shares of SEACOR common stock. Vanguard Fiduciary Trust Company (“VFTC”), a wholly owned subsidiary of Vanguard, is the beneficial owner of 15,175 shares of the SEACOR common stock as a result of its serving as an investment manager of collective trust accounts. VFTC directs the voting of these shares. Vanguard may be deemed to beneficially own 1,157,910 shares of SEACOR common stock. The information in the table is based on the information contained in the 13G and assumes that the aforesaid filer owned all such shares on the record date for the Spin-off.

(15)
According to a Schedule 13G amendment filed on February 14, 2012, by Wellington Management Company, LLP (“Wellington”), Wellington has shared voting power with respect to 734,356 shares of SEACOR common stock and shared dispositive power with respect to 1,783,719 shares of SEACOR common stock. Wellington serves as an investment advisor and for purposes of the reporting requirements of the Exchange Act may be deemed to beneficially own 1,783,719 shares of SEACOR common stock. Various persons have the right to receive, or the power to direct, the receipt of dividends from, or the proceeds from the sale of, such shares of SEACOR common stock. No one person’s interest in such shares of SEACOR common stock is more than 5% of the total SEACOR common stock outstanding. The information in the table is based on the information contained in the 13G amendment and assumes that the aforesaid filer owned all such shares on the record date for the Spin-off.
Equity Compensation Plan Information
For the year ended December 31, 2012, we did not have any compensation plans (including individual compensation arrangements) under which our equity securities were authorized for issuance. Prior to the Spin-off, our directors, officers and employees participated in SEACOR's equity compensation programs. In January 2013, in connection with the Spin-off, we adopted the 2012 Share Incentive Plan and began to issue awards under that plan in February 2013. As a result, we will include the disclosure concerning our equity compensation plans required pursuant to Item 201(d) of Regulation S-K beginning with our Annual Report for the fiscal year ended December 31, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Party Transactions
Indemnification Agreements
We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys' fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person's services as a director or executive officer.
Separation and Consulting Agreements
On November 28, 2011, we entered into a Separation and Consulting Agreement with Mr. Washecka, pursuant to which Mr. Washecka ceased to be an employee as of December 31, 2011. On September 30, 2012, we entered into a Separation and Consulting Agreement with Mr. Van de Vuurst pursuant to which Mr. Van de Vuurst ceased to be an employee as of October 1, 2012. On February 27, 2013, we entered into a Separation and Consulting Agreement with Ms. Goss pursuant to which Ms. Goss will cease to be an employee as of May 31, 2013. For a description of the terms of our agreements with Mr. Van de Vuurst and Ms. Goss, please see "Compensation of Officers-Employment and Other Contracts and Potential Payments Upon Death, Disability, Qualified Retirement, Termination Without Cause or a Change of Control."
Agreements between SEACOR and Era Group Relating to the Spin-off
In order to govern certain ongoing relationships between SEACOR and Era Group following the Spin-off, SEACOR and Era Group entered into agreements pursuant to which certain services and rights are provided for and in which SEACOR and Era Group have agreed to indemnify each other against certain liabilities arising from our respective businesses. The following is a summary of the terms of the material agreements we have entered into with SEACOR.
This summary does not purport to be complete and may not contain all of the information about these agreements that is important to you. These summaries are subject to, and qualified in their entirety by reference to, the agreements described below, each of which were included as an exhibit to this Form 10-K/A. You are encouraged to read each of these agreements carefully and in their entirety, as they are the primary legal documents governing the relationship between SEACOR and Era Group.
Distribution Agreement
We entered into the Distribution Agreement with SEACOR in connection with the Spin-off. The Distribution Agreement sets forth the agreements between us and SEACOR regarding the principal transactions that were necessary to separate us from SEACOR. It also sets forth other agreements that govern certain aspects of our relationship with SEACOR following the Spin-off.
Except for matters covered by the Distribution Agreement, the Transition Services Agreement, the Tax Matters Agreement, the Employee Matters Agreement, the Series B Preferred Stock Exchange Agreement and the other arms-length transactions entered into in the ordinary course of business, any and all agreements, arrangements, commitments and understandings, between us and our subsidiaries and other affiliates, on the one hand, and SEACOR and its subsidiaries and other affiliates (other than us and our affiliates), on the other hand, terminated as of January 31, 2013, the date of the Spin-off (referred to as the "distribution date").
In general, neither us nor SEACOR made any representations or warranties regarding the transactions covered by the Distribution Agreement or the respective businesses, assets, liabilities, condition or prospects of SEACOR or us.
Distribution. On the distribution date, SEACOR distributed to its stockholders one share of our common stock for every share of SEACOR common stock held by SEACOR stockholders.
Removal of Guarantees and Releases from Liabilities. The Distribution Agreement provided for any removal of guarantees that were necessary in advance of the Spin-off of Era Group from SEACOR. Each of us and SEACOR generally were required to use commercially reasonable efforts to obtain such removal of guarantees, if any. The Distribution Agreement also provided for the settlement or extinguishment of certain liabilities and other obligations between us and SEACOR, if any.
Release of Claims. We agreed to broad releases pursuant to which we released SEACOR and its affiliates, successors and assigns from, and indemnify and hold harmless all such persons against and from, any claims against any of them that arose out of or related to the management of our business and affairs on or prior to the distribution date.
Indemnification. We and SEACOR agreed to indemnify each other and each of our and their respective affiliates and representatives, and each of the heirs, executors, successors and assigns of such representatives against certain liabilities in connection with the Spin-off, all liabilities to the extent relating to or arising out of our or their respective business as conducted at any time, and any breach by such company of the Distribution Agreement.
Exchange of Information. We and SEACOR agreed to provide each other with information relating to the other party or the conduct of its business prior to the Spin-off, and information reasonably necessary to prepare financial statements and any reports or filings to be made with any governmental authority. We and SEACOR also agreed to retain such information in accordance with our and their respective record retention policies as in effect on the date of the Distribution Agreement and to afford each other access to former and current representatives as witnesses or records as reasonably required in connection with any relevant litigation.
Further Assurances. We and SEACOR agreed to take all actions reasonably necessary or desirable to consummate and make effective the transactions contemplated by the Distribution Agreement and the ancillary agreements related thereto, including using commercially reasonable efforts to promptly obtain all consents and approvals, to enter into all agreements and to make all filings and applications that were required for the consummation of such transactions.
Amended and Restated Transition Services Agreement
Prior to the Spin-off, SEACOR provided us with a number of support services, including payroll processing, information systems support, benefit plan management, cash disbursement support, cash receipt processing and treasury management pursuant to the terms of the Transition Services Agreement. Prior to the Spin-off, we and SEACOR entered into an Amended and Restated Transition Services Agreement, pursuant to which SEACOR will continue to provide us with these services on an interim basis to help ensure an orderly transition following the Spin-off. SEACOR has no obligation to provide additional services.
Under the Amended and Restated Transition Services Agreement, SEACOR provides us with the services described above in a manner historically provided to us by SEACOR during the 12 months prior to the date of the agreement, and we will use such services for substantially the same purposes and substantially the same manner as we used them during such 12 month period.
Amounts payable for services provided under the Amended and Restated Transition Services Agreement are calculated on a fixed-fee basis, with the Amended and Restated Transition Services Agreement specifying fixed fees for each category of services described therein. Initially, we expect to pay SEACOR an aggregate annualized fee of $3.4 million for the services provided under the Amended and Restated Transition Services Agreement. As we transition the functions covered by the Amended and Restated Transition Services Agreement to us over the two year term of the agreement, the amount paid to SEACOR will be reduced by the fee related to that respective support function.
We are responsible for our own transition-related costs and expenses (e.g., for us to procure our own IT infrastructure) and certain costs and expenses incurred by SEACOR to transfer software licenses to us, including (i) transfer fees charged by third party software licensors and (ii) unamortized SEACOR costs and expenses to procure and deploy the software being transferred to us.
Subject to limited exceptions, each of us and SEACOR agreed to limit its liability to the other in respect of causes of action arising under the agreement. In addition, we have agreed to indemnify SEACOR against third party claims stemming from our (i) failure to fulfill obligations under the agreement and (ii) infringement of the intellectual property of any third party; provided that we will not be required to indemnify SEACOR for losses resulting from SEACOR's willful misconduct, bad faith or gross negligence. SEACOR has agreed to indemnify us against third party claims stemming from SEACOR's (i) failure to fulfill its confidentiality obligations as set forth in the Transition Services Agreement and (ii) infringement of the intellectual property of any third party; provided that SEACOR will not be required to indemnify us for losses resulting from our willful misconduct, bad faith or gross negligence.
Pursuant to the Amended and Restated Transition Services Agreement, each of us and SEACOR have agreed to customary confidentiality agreements regarding any confidential information of the other party received in the course of performance of the services.
The Amended and Restated Transition Services Agreement will continue in effect for two years following the distribution date. In the event that we default under the agreement, SEACOR may, in addition or as an alternative to terminating the agreement, declare immediately due and payable all sums for which we are liable under the agreement or suspend the agreement and decline to continue to perform any of its obligations thereunder. In the event SEACOR outsources its functions or resources used by SEACOR to provide us services under the Amended and Restated Transition Services Agreement, SEACOR will have the option, but not the obligation, to transition us along with SEACOR to the new outsourced solution. If SEACOR opts not to transition us to the new SEACOR outsourced solution, SEACOR may opt to stop providing us these outsourced services upon 90 days' notice.
Employee Matters Agreement
Prior to the Spin-off, we entered into the Employee Matters Agreement with SEACOR. The Employee Matters Agreement allocates liabilities and responsibilities between us and SEACOR relating to employee compensation and benefit plans and programs, including the treatment of retirement and health plans, equity incentive and employee stock purchase plans.
In general, the Employee Matters Agreement provided that our employees would participate in our equity incentive plans and would cease to participate in SEACOR's equity incentive plans. We are responsible for all employment and benefit-related obligations and liabilities of our employees following the Spin-off.
Specific provisions of the Employee Matters Agreement include the following:

•
401(k) Plan. In connection with the Spin-off, our employees have ceased participating in the SEACOR 401(k) Plan, and we have established a replacement 401(k) plan for the benefit of our employees with substantially similar terms and conditions as the SEACOR 401(k) Plan. Account balances of our employees were transferred from the SEACOR 401(k) Plan to the Era Group 401(k) Plan in connection with the Spin-off.

•
Health and Welfare Plans. In connection with the Spin-off, our employees have ceased participating in the SEACOR health and welfare plans, and we have established health and welfare plans that mirror the SEACOR health and welfare plans for the benefit of our employees.

•
Employee Equity Plans. Prior to the Spin-off, our employees participated in the SEACOR Employee Share Purchase Plan (the "ESPP"). Pursuant to the terms of the ESPP, upon the effective date of the Spin-off, our employees ceased participating in the ESPP, and were repaid any contributions to the ESPP that were been used to purchase shares of SEACOR common stock. In connection with the Spin-off, we established a replacement employee stock purchase plan for our employees to purchase shares of our common stock.

Tax Matters Agreement
Prior to the Spin-off, we and SEACOR entered into the Tax Matters Agreement that governs the parties' respective rights, responsibilities and obligations with respect to taxes, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and assistance and cooperation in respect of tax matters. In general, liabilities for taxes attributable to us and our subsidiaries allocable to a tax period (or portion thereof) ending on or before the distribution date were allocable to SEACOR (other than taxes of our foreign subsidiaries), and liabilities for taxes attributable to us and our subsidiaries allocable to a tax period (or portion thereof) beginning after the distribution date are allocable to us. Taxes relating to or arising out of the failure of certain of the transactions described in the private letter ruling request and the opinion of tax counsel to qualify as a tax-free transaction for U.S. federal income tax purposes will be borne by SEACOR, except, in general, if such failure is attributable to our action or inaction or SEACOR's action or inaction, as the case may be, or any event (or series of events) involving our assets or stock or the assets or stock of SEACOR, as the case may be, in which case the resulting liability will be borne in full by us or SEACOR, respectively.
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
The Tax Matters Agreement also contains restrictions on our ability (and the ability of any member of our group) to take actions that could cause the Spin-off to fail to qualify as a tax-free reorganization for U.S. federal income tax purposes, including entering into, approving or allowing any transaction that results in a sale or other disposition of a substantial portion of our assets or stock and the liquidation or dissolution of us and certain of our subsidiaries. These restrictions will apply for the two-year period after the Spin-off, unless SEACOR obtains a private letter ruling from the IRS or an unqualified opinion of a nationally recognized law firm that such action will not cause the Spin-off or certain related transactions to fail to qualify as tax-free transactions for U.S. federal income tax purposes. Notwithstanding receipt of such ruling or opinion, in the event that such action causes the Spin-off or certain related transactions to fail to qualify as a tax-free transaction for U.S. federal income tax purposes, we will continue to remain responsible for taxes arising therefrom.
Series B Preferred Stock Exchange Agreement
On December 18, 2012, we entered into the Series B Preferred Stock Exchange Agreement with SEACOR pursuant to which SEACOR transferred to us 500,000 shares of Series B preferred stock ($50.0 million in liquidation value) that it held in partial satisfaction for the benefit that SEACOR (and other SEACOR U.S. federal consolidated group members) will receive by applying U.S. federal net operating tax losses generated by us in 2012 against SEACOR group taxable income, currently estimated at approximately $50.0 million. We repurchased for $50.0 million in cash the remainder of the outstanding Series B preferred stock. Any adjustments to our estimate will generally be cash-settled pursuant to the Tax Matters Agreement upon the filing of SEACOR's 2012 federal consolidated income tax return.
Related Party Transactions
Set forth below is a description of certain relationships and related person transactions between us or our subsidiaries and our directors, executive officers and holders of more than 5% of our voting securities during the fiscal year ended December 31, 2012, 2011 and 2010. We believe that all of the following transactions were entered into with terms as favorable as could have been obtained from unaffiliated third parties in an arms-length transaction.
Board of Directors Compensation
Directors who are our employees receive no cash compensation for their service as members of our board of directors. Members of our board of directors who are not our employees are compensated as set forth in Item 11 under "Compensation of Directors."
Relationship with SEACOR
We were acquired by SEACOR in 2004 and conducted our business as SEACOR's Aviation Services segment. Prior to the Spin-off, all of the shares of our issued and outstanding capital stock were owned by SEACOR. Following completion of the Spin-off, SEACOR does not own any shares of our Common Stock.
Prior to our entry into our Revolving Credit Facility on December 22, 2011, we participated in a cash management program whereby certain of our operating and capital expenditures were funded through advances from SEACOR and certain of our cash collections were forwarded to SEACOR. Net amounts due to SEACOR under this program were reported as advances from SEACOR in the accompanying consolidated balance sheets. We incurred interest on the outstanding advances, which was reported as interest expense on advances from SEACOR in the accompanying consolidated statements of operations. Interest was calculated and settled on a quarterly basis using interest rates set at the discretion of SEACOR. As a consequence of this arrangement, we had historically maintained minor cash on hand balances.
On December 23, 2011, SEACOR recapitalized Era Group in connection with our entry into our Revolving Credit Facility. As part of the recapitalization, we issued 1,400,000 shares of our Series A preferred stock to SEACOR in exchange for $140.0 million of aggregate advances previously provided to us by SEACOR. SEACOR owns all of the outstanding shares of our Series A preferred stock. The Series A Preferred Stock was exchanged for our Common Stock prior to the Spin-off. SEACOR also contributed an additional $180.0 million of capital to us in respect of additional prior advances. We settled all remaining outstanding advances from SEACOR through November 30, 2011 with a cash payment of $199.7 million to SEACOR on December 23, 2011. Advances from SEACOR for the period from December 1, 2011 through December 23, 2011 primarily consisted of capital expenditures on helicopters and were partially offset by SEACOR's purchase of our 2011 tax operating loss benefit of $18.2 million, and were settled by us with a cash payment of $42.6 million to SEACOR on February 9, 2012. SEACOR purchased 1.0 million shares of our Series B preferred stock, including 300,000 shares of our Series B preferred stock on June 8, 2012 and 700,000 shares of our Series B preferred stock on September 25, 2012, all of which was retired in the Series B Exchange. We used a portion of the proceeds from the issuance of the Series B preferred stock to repay borrowings under our Revolving Credit Facility originally incurred to finance the purchase of an EC225 helicopter and certain other equipment in order to maintain our compliance with our financial ratios. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources-Overview."
As a subsidiary of SEACOR, we benefited from opportunities to cross-market our aviation services to SEACOR's customers that required aviation support for their offshore oil and gas activities and opportunities to utilize our helicopters in support of emergency responses, such as the 2010 earthquake in Haiti. During 2012, the Company provided less than $0.1 million of aviation services to SEACOR under flight charter arrangements. During 2011, the Company provided no aviation services to SEACOR under flight charter arrangements. During 2010, the Company provided less than $0.1 million of aviation services to SEACOR under flight charter arrangements.
Transition Services Agreement
On December 30, 2011, we entered into a Transition Services Agreement pursuant to which SEACOR provides us with a number of support services including payroll processing, information systems support, benefit plan management, cash disbursement support, cash receipt processing and treasury management. SEACOR charged us for these services based on our share of actual costs incurred, which was generally based on volume processed or units supported. In connection with the Spin-off, we amended and restated the Transition Services Agreement. See “—Agreements between SEACOR and Era Group Relating to the Spin-off—Amended and Restated Transition Services Agreement.”

Other Transactions with SEACOR
As part of a consolidated group prior to the Spin-off, certain of our costs and expenses were incurred by SEACOR and charged to us. These costs and expenses are included in both operating expenses and administrative and general expenses in the accompanying consolidated statements of operations and are summarized as follows for the years ended December 31 (in thousands):

	Years ended December 31,
	2012	2011	2010
Payroll costs for SEACOR personnel assigned to us and participation in SEACOR employee benefit plans, defined contribution plan and share award plans	$8,159	$11,404	$8,411
Shared services allocation for administrative support	2,937	2,692	2,042
	$11,096	$14,096	$10,453

•	Actual payroll costs of SEACOR personnel assigned to us were charged to us.

•
SEACOR maintains self-insured health benefit plans for participating employees, including ours, and charges us for its share of total plan costs incurred based on the percentage of its participating employees.

•
SEACOR provides a defined contribution plan for participating employees, including ours, and charged us for its share of employer matching contributions based on 50% of the participating employees' first 6% of wages contributed to the plan.

•
Certain of our officers and employees receive compensation through participation in SEACOR share award plans, consisting of prior grants of restricted stock and options to purchase stock as well as participation in an employee stock purchase plan. We are charged for the fair value of our employees share. As of December 31, 2012, SEACOR had $1.9 million of unrecognized compensation costs on unvested share awards which are expected to be recognized by us in future years as follows (in thousands):

2013	$481
2014	438
2015	396
2016	342
2017	287

•
SEACOR also provides certain administrative support services to us under a shared services arrangement, including payroll processing, information systems support, benefit plan management, cash disbursement support, cash receipt processing, and treasury management.

SEACOR also incurred various corporate costs in connection with providing certain corporate services, including, but not limited to, executive oversight, risk management, legal, accounting and tax, and charges quarterly management fees to its operating segments in order to fund its corporate overhead to cover such costs. Total management fees charged by SEACOR to its operating segments included actual corporate costs incurred plus a mark-up and are generally allocated within the consolidated group using income-based performance metrics reported by an operating segment in relation to SEACOR's other operating segments. On December 30, 2011, we and SEACOR entered into an agreement for SEACOR to provide these services at a fixed rate of $2.0 million per annum beginning January 1, 2012. Costs we incurred for management fees from SEACOR are reported as SEACOR management fees in our consolidated statements of operations. Our costs for such services could differ if we were not part of SEACOR's consolidated group.
During 2011, SEACOR received insurance proceeds from one of its insurance carriers for damages related to Hurricanes Katrina and Rita. Our share of these proceeds totaled $1.9 million and were offset against our other operating expenses.
On March 31, 2011, we distributed to SEACOR a receivable from SEACOR Asset Management LLC in the amount of $69.8 million representing a return of capital to SEACOR.
Mr. Charles Fabrikant, Chairman of our Board, is a director of Diamond Offshore Drilling, Inc. (Diamond), a customer of Era Group. The total amount earned by us from business conducted with Diamond did not exceed $1.0 million in any of the years ended December 31, 2012, 2011 or 2010.

Related Person Transactions Policy
We have established a written policy for the review and approval or ratification of transactions with related persons (the "Related Person Transactions Policy") to assist us in reviewing transactions in excess of $120,000 ("Transactions") involving us and our subsidiaries and Related Persons (as defined below). Examples include, among other things, sales, purchases or transfers of real or personal property, use of property or equipment by lease or otherwise, services received or furnished, borrowing or lending (including guarantees) and employment by us of an immediate family member of a Related Person or a change in the material terms or conditions of employment of such an individual.
The Related Person Transactions Policy supplements our other conflict of interest policies set forth in our Corporate Governance Guidelines, our Code of Conduct and Business and Ethics and our other internal procedures. A summary description of the Related Person Transactions Policy is set forth below.
For purposes of the Related Person Transactions Policy, a Related Person includes our directors, director nominees and executive officers since the beginning of our last fiscal year, beneficial owners of 5% or more of any class of our voting securities and members of their respective Immediate Family (as defined in the Related Person Transactions Policy).
The Related Person Transactions Policy provides that Transactions must be approved or ratified by the board of directors. The board of directors is expected to delegate to the Audit Committee the review and, when appropriate, the approval or ratification of Transactions. Upon the presentation of a proposed Transaction, the Related Person will be excused from participation and voting on the matter. In approving, ratifying or rejecting a Transaction, the Audit Committee will consider such information as it deems important to conclude if the transaction is fair and reasonable to us.
Whether a Related Person's interest in a Transaction is material or not will depend on all facts and circumstances, including whether a reasonable investor would consider the Related Person's interest in the Transaction important, together with all other available information, in deciding whether to buy, sell or hold our securities. In administering this Related Person Transaction Policy, the board of directors or the relevant committee will be entitled (but not required) to rely upon such determinations of materiality by our management.
The following factors will be taken into consideration in determining whether to approve or ratify a Transaction with a Related Person:

i.	the Related Person's relationship to us and their interest in the Transaction;

ii.	the material facts of the Transaction, including the proposed aggregate value of such Transaction;

iii.	the materiality of the Transaction to the Related Person and us, including the dollar value of the Transaction, without regard to profit or loss;

iv.	the business purpose for and reasonableness of the Transaction, taken in the context of the alternatives available to us for attaining the purposes of the Transaction;

v.	whether the Transaction is comparable to an arrangement that could be available on an arms-length basis and is on terms that are generally available;

vi.	whether the Transaction is in the ordinary course of our business and was proposed and considered in the ordinary course of business; and

vii.
the effect of the transaction on our business and operations, including on our internal control over financial reporting and system of disclosure controls or procedures, and any additional conditions or controls (including reporting and review requirements) that should be applied to such transaction.

The following arrangements will not generally give rise to transactions with a Related Person for purposes of the Related Person Transactions Policy given their nature, size and/or degree of significance to us:

i.
use of property, equipment or other assets owned or provided by us, including helicopters, vehicles, housing and computer or telephonic equipment, by a Related Person primarily for our business purposes where the value of any personal use during the course of a year is less than $10,000;

ii.
reimbursement of business expenses incurred by a director or executive officer in the performance of his or her duties and approved for reimbursement by us in accordance with our customary policies and practices;

iii.	compensation arrangements for non-employee directors for their services as such that have been approved by the board of directors or a committee thereof;

iv.
compensation arrangements, including base pay and bonuses (whether in the form of cash or equity awards), for employees or consultants (other than a director or nominee for election as a director) for their services as such that have been approved by the Compensation Committee and employee benefits regularly provided under plans and programs generally available to employees; however, personal benefits from the use of our-owned or provided assets ("Perquisites"), including but not limited to personal use of our-owned or provided helicopters and housing, not used primarily for our business purposes may give rise to a transaction with a Related Person;

i.
a transaction where the rates or charges involved are determined by competitive bids or involving the rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or governmental authority; and

ii.	a transaction involving services as a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar services.

Director Independence
The Company's board of directors has made the affirmative determination that a majority of the Company's directors, namely Messrs. Webster, Fogg and Papouras and Mmes. Fairbanks and Sun, are independent as such term is defined by the applicable rules and regulations of the New York Stock Exchange. Additionally, each of these directors meets the categorical standards for independence established by our board of directors. A copy of our Corporate Governance Policy is available on our website at www.eargroupinc.com. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K/A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees for professional services provided by Ernst & Young for the years ended December 31 were as follows:

Fees	2012	2011
Audit Fees	$435,250	$1,175,539
Audit-Related Fees	4,900	20,193
Tax Fees	92,982	21,875
All Other Fees	—	—
Total	$533,132	$1,217,607
Audit Fees represent fees for professional services provided in connection with the audit of the Company's financial statements and services provided in connection with other statutory or regulatory filings. Audit-Related Fees represent fees for professional services provided in consulting on interpretations and application of FASB pronouncements and SEC regulations. Tax Fees represent fees for services in connection with the preparation and filing of tax returns in jurisdictions outside the United States.
The Audit Committee has determined that the provision of the services described above is compatible with maintaining the independence of Ernst & Young. All of the services described in the foregoing table were approved by SEACOR's Audit Committee in a manner consistent with that committee's policies and pre-approval process.
Pre-approval Policy for Services of Independent Registered Public Accounting Firm
The Audit Committee's policy is to pre-approve all audit services, audit-related services, and other services permitted by law provided by the independent registered public accounting firm. In accordance with that policy, the committee is expected to annually review and approve a list of specific services and categories of services, including audit, audit related, tax, and other permitted services, for the current or upcoming fiscal year, subject to specified terms and cost levels. Any service not included in the approved list of services or any modification to previously approved services, including changes in fees, must be specifically preapproved by the Audit Committee. Where proposed additions or modifications relate to tax and all other non-audit services to be provided by the independent registered public accounting firm, the Audit Committee may delegate the responsibility of pre-approval to the Chair of the Audit Committee. To ensure prompt handling of unforeseeable or unexpected matters that arise between Audit Committee meetings, the Audit Committee has delegated authority to the members of the Audit Committee, to review and if appropriate approve in advance, any request by the independent registered public accounting firm to provide tax and/or all other non-audit services.

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
Form of Amended and Restated Stock Option Grant Agreement pursuant to the Era Group Inc. 2012 Share Incentive Plan. (incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the SEC on March 5, 2013, as amended (File No. 001-35701)).

10.6	* +
Form of Amended and Restated Restricted Stock Grant Agreement pursuant to the Era Group Inc. 2012 Share Incentive Plan. (incorporated herein by reference to Exhibit 10.2 of the Company's Curent Report on Form 8-K filed with the SEC on March 5, 2013, as amended (File No. 001-35701)).

10.7	*
Form of Performance-Based Restricted Stock Grant Agreement pursuant to the Era Group Inc. 2012 Share Incentive Plan. (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2013 (File No. 001-35701)).

10.8	*
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

10.9	*
Separation and Consulting Agreement dated as of November 28, 2011 (incorporated herein by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 9, 2012 and incorporated by reference herein (File No. 333-175942)).

10.10	*
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

10.12	* +
Form of Era Group Inc. Management Incentive Plan. (incorporated herein by reference to Exhibit 10.11 of the Company's Registration Statement on Form 10 filed with the SEC on October 12, 2012, as amended (File No. 001-35701)).

10.13	*
Series B Exchange Agreement, dated December 18, 2012, between SEACOR Holdings Inc. and Era Group Inc. (incorporated herein by reference to Exhibit 10.12 of the Company's Registration Statement on Form 10 filed with the SEC on October 12, 2012, as amended (File No. 001-35701)).

10.14	*
Separation and Consulting Agreement dated February 27, 2013 (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on March 5, 2013 (File No. 001-35701))

16.1	*
Letter re Changes in Accountants. (incorporated herein by reference to Exhibit 16.1 of the Company's Registration Statement on Form 10 filed with the SEC on October 12, 2012, as amended (File No. 001-35701)).

21.1	**	List of subsidiaries of Era Group Inc.
23.1		Consent of Ernst & Young LLP, independent registered public accounting firm.
23.2		Consent of KPMG LLP, independent registered public accounting firm.
31.1		Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2		Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference as indicated.
**	Filed with Original Filing or First Amended Filing.
+	Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

Era Group Inc.

	By:	/s/ CHRISTOPHER S. BRADSHAW
Christopher S. Bradshaw, Executive Vice President and Chief Financial Officer
Date: April 26, 2013

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

/s/ Ernst & Young LLP
Certified Public Accountants
Miami, Florida
February 27, 2013, except for Note 18, as to which the date is April 16, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Dart Holding Company Ltd.
We have audited the accompanying consolidated balance sheet of Dart Holding Company Ltd., as of December 31, 2011, and the related consolidated statements of income, comprehensive income and retained earnings, and cash flows for the period from August 1, 2011 to December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dart Holding Company Ltd. as of December 31, 2011, and the results of its operations and its cash flows for the period from August 1, 2011 to December 31, 2011 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Calgary, Canada
March 7, 2012

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

2013	$481
2014	438
2015	396
2016	342
2017	287

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

18. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The Company’s payment obligations under the 7.750% Senior Notes are jointly and severally guaranteed by all of the Company’s existing wholly-owned U.S. Subsidiaries that guarantee the Revolving Credit Facility and its future U.S. Subsidiaries that guarantee the Revolving Credit Facility or other Material Indebtedness we may incur in the future (the “Guarantors”). All the Guarantors currently guarantee the Revolving Credit Facility. The guarantees of the Guarantors are full and unconditional.
As a result of the guarantee arrangements, we are presenting the following condensed consolidating balance sheets, consolidating statements of operations, comprehensive income and cash flows for Era Group Inc. (“Parent Company Only”), for the Guarantors and for our other subsidiaries (“Non-Guarantor Subsidiaries”).

Supplemental Condensed Consolidating Balance Sheet as of December 31, 2012

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,258	$8,558	$689	$—	$11,505
Receivables:
Trade, net of allowance for doubtful accounts of $2,668	—	48,217	310	—	48,527
Other	—	3,742	—	—	3,742
Due from SEACOR	561,298	—	—	(560,327)	971
Inventories, net	—	26,650	—	—	26,650
Prepaid expenses and other	—	1,803	—	—	1,803
Deferred income taxes	4,625		—	(983)	3,642
Total current assets	568,181	88,970	999	(561,310)	96,840
Property and Equipment:
Helicopters	—	886,111	11,500	—	897,611
Construction in progress	—	22,644	—	—	22,644
Machinery, equipment and spares	—	72,161	—	—	72,161
Buildings and leasehold improvements	—	25,451	—	—	25,451
Furniture, fixtures, vehicles and other	—	12,409	—	—	12,409
	—	1,018,776	11,500	—	1,030,276
Accumulated depreciation	—	(241,436)	(1,035)	—	(242,471)
	—	777,340	10,465	—	787,805
Investments, at Equity, and Advances to 50% or Less Owned Companies	100,308	44,271	—	(109,883)	34,696
Goodwill	—	352	—	—	352
Other Assets	5,958	24,374	—	(12,461)	17,871
	$674,447	$935,307	$11,464	$(683,654)	$937,564
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$—	$15,618	$85	$—	$15,703
Accrued wages and benefits	—	4,576	—	—	4,576
Intercompany payables	3,991	560,323	4	(564,318)	—
Current portion of long-term debt	—	2,787	—	—	2,787
Other current liabilities	2,802	3,831	—	—	6,633
Total current liabilities	6,793	587,135	89	(564,318)	29,699
Long-Term Debt Intercompany	1,500	—	10,961	(12,461)	—
Long-Term Debt	246,637	30,311	—	—	276,948
Deferred Income Taxes	—	204,520	—	(984)	203,536
Deferred Gains and Other Liabilities	—	7,864	—	—	7,864
Total liabilities	254,930	829,830	11,050	(577,763)	518,047
Preferred Stock, $0.01 par value, 10,000,000 shares authorized:
Series A Preferred Stock, at redemption value; 1,400,000 shares issued	144,232	—	—	—	144,232
Series B Preferred Stock, at redemption value; none issued	—	—	—	—	—
Total preferred stock	144,232	—	—	—	144,232
Equity:
Era Group Inc. Stockholder Equity:
Class A common stock, $0.01 par value, 60,000,000 shares authorized; none issued	—	—	—	—	—
Class B common stock, $0.01 par value, 60,000,000 shares authorized; 24,500,000 issued	245	—	—	—	245
Additional paid-in capital	278,838	109,674	496	(110,170)	278,838
Accumulated deficit	(4,025)	(4,217)	(82)	4,299	(4,025)
Accumulated other comprehensive income, net of tax	20	20	—	(20)	20
	275,078	105,477	414	(105,891)	275,078
Noncontrolling interest in subsidiary	207	—	—	—	207
Total equity	275,285	105,477	414	(105,891)	275,285
	$674,447	$935,307	$11,464	$(683,654)	$937,564

Supplemental Condensed Consolidating Balance Sheet as of December 31, 2011

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$63,044	$16,078	$—	$—	$79,122
Receivables:
Trade, net of allowance for doubtful accounts of $2,668	—	42,834	—	—	42,834
Other	—	7,250	—	—	7,250
Due from SEACOR	506,051	—	—	(506,051)	—
Inventories, net	—	24,504	—	—	24,504
Prepaid expenses and other	(1)	1,776	1	—	1,776
Deferred income taxes	3,681	—	—	(1,388)	2,293
Total current assets	572,775	92,442	1	(507,439)	157,779
Property and Equipment:
Helicopters	—	693,197	—	—	693,197
Construction in progress	—	116,130	—	—	116,130
Machinery, equipment and spares	—	65,709	—	—	65,709
Buildings and leasehold improvements	—	24,830	—	—	24,830
Furniture, fixtures, vehicles and other	—	11,939	—	—	11,939
	—	911,805	—	—	911,805
Accumulated depreciation	—	(202,354)	—	—	(202,354)
	—	709,451	—	—	709,451
Investments, at Equity, and Advances to 50% or Less Owned Companies	100,308	55,013	—	(105,058)	50,263
Goodwill	—	352	—	—	352
Other Assets	4,809	10,570	—	—	15,379
	$677,892	$867,828	$1	$(612,497)	$933,224
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$12	$19,992	$—	$—	$20,004
Accrued wages and benefits	—	7,108	—	—	7,108
Due to SEACOR	—	548,660	—	(506,051)	42,609
Intercompany payables	9,728	—	—	(9,728)	—
Current portion of long-term debt	—	2,787	—	—	2,787
Other current liabilities	795	4,949	—	—	5,744
Total current liabilities	10,535	583,496	—	(515,779)	78,252
Long-Term Debt	252,000	33,098	—	—	285,098
Deferred Income Taxes	—	147,565	—	(1,388)	146,177
Deferred Gains and Other Liabilities	—	8,340	—	—	8,340
Total liabilities	262,535	772,499	—	(517,167)	517,867
Preferred Stock, $0.01 par value, 10,000,000 shares authorized:
Series A Preferred Stock, at redemption value; 1,400,000 shares issued	140,210	—	—	—	140,210
Equity:
Era Group Inc. Stockholder Equity:
Class A common stock, $0.01 par value, 60,000,000 shares authorized; none issued	—	—	—	—	—
Class B common stock, $0.01 par value, 60,000,000 shares authorized; 24,500,000 issued	245	—	—	—	245
Additional paid-in capital	287,307	105,056	2	(105,058)	287,307
Accumulated deficit	(11,812)	(9,134)	(1)	9,135	(11,812)
Accumulated other comprehensive loss, net of tax	(593)	(593)	—	593	(593)
Total equity	275,147	95,329	1	(95,330)	275,147
	$677,892	$867,828	$1	$(612,497)	$933,224

Supplemental Condensed Consolidating Statement of Operations for the Year Ended December 31, 2012

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenues	$—	$272,667	$469	$(215)	$272,921
Costs and Expenses:
Operating	—	167,195	215	(215)	167,195
Administrative and general	3,419	31,365	1	—	34,785
Depreciation	—	42,330	172	—	42,502
	3,419	240,890	388	(215)	244,482
Gains on Asset Dispositions and Impairments, Net	—	3,612	—	—	3,612
Operating Income (Loss)	(3,419)	35,389	81	—	32,051
Other Income (Expense):
Interest income	70	839	1	—	910
Interest expense	(9,529)	(1,119)	—	—	(10,648)
Interest expense on advances from SEACOR	18,772	(18,611)	(161)	—	—
SEACOR management fees	(2,000)	—	—	—	(2,000)
Derivative losses, net	—	(490)	—	—	(490)
Foreign currency gains, net	—	720	—	—	720
Other, net	—	30	—	—	30
	7,313	(18,631)	(160)	—	(11,478)
Income (Loss) Before Income Tax Expense (Benefit) and Equity in Earnings (Losses) of 50% or Less Owned Companies	3,894	16,758	(79)	—	20,573
Income Tax Expense	1,024	6,274	—	—	7,298
Income (Loss) Before Equity in Earnings (Losses) of 50% or Less Owned Companies	2,870	10,484	(79)	—	13,275
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	—	(5,568)	—	40	(5,528)
Equity in Earnings (Losses) of Subsidiaries	4,877	—	—	(4,877)	—
Net Income (Loss)	7,747	4,916	(79)	(4,837)	7,747
Net Loss attributable to Noncontrolling Interest in Subsidiary	(40)	—	(40)	40	(40)
Net Income (Loss) attributable to Era Group Inc.	7,787	4,916	(39)	(4,877)	7,787
Accretion of redemption value on Series A preferred stock	8,469	—	—	—	8,469
Net Income (Loss) attributable to Common Shares	$(682)	$4,916	$(39)	$(4,877)	$(682)

Supplemental Condensed Consolidating Statement of Operations for the Year Ended December 31, 2011

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenues	$—	$258,148	$—	$—	$258,148
Costs and Expenses:
Operating	—	162,707	—	—	162,707
Administrative and general	198	31,693	2	—	31,893
Depreciation	—	42,612	—	—	42,612
	198	237,012	2	—	237,212
Gains on Asset Dispositions and Impairments, Net	—	15,172	—	—	15,172
Operating Income (Loss)	(198)	36,308	(2)	—	36,108
Other Income (Expense):
Interest income	8	730	—	—	738
Interest expense	(246)	(1,130)	—	—	(1,376)
Interest expense on advances from SEACOR	2,131	(25,541)	—	—	(23,410)
SEACOR management fees	—	(8,799)	—	—	(8,799)
Derivative losses, net	—	(1,326)	—	—	(1,326)
Foreign currency gains, net	—	516	—	—	516
Other, net	—	9	—	—	9
	1,893	(35,541)	—	—	(33,648)
Income (Loss) Before Income Tax Expense (Benefit) and Equity in Earnings of 50% or Less Owned Companies	1,695	767	(2)	—	2,460
Income Tax Expense (Benefit)	(387)	821	—	—	434
Income (Loss) Before Equity in Earnings of 50% or Less Owned Companies	2,082	(54)	(2)	—	2,026
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	—	82	—	—	82
Equity in Earnings (Losses) of Subsidiaries	26	—	—	(26)	—
Net Income (Loss)	2,108	28	(2)	(26)	2,108
Accretion of redemption value on Series A preferred stock	210	—	—	—	210
Net Income (Loss) attributable to Common Shares	$1,898	$28	$(2)	$(26)	$1,898

Supplemental Condensed Consolidating Statement of Operations for the Year Ended December 31, 2010

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenues	$—	$235,366	$—	$—	$235,366
Costs and Expenses:
Operating	—	147,233	—	—	147,233
Administrative and general	10	25,788	—	—	25,798
Depreciation	—	43,351	—	—	43,351
	10	216,372	—	—	216,382
Gains on Asset Dispositions and Impairments, Net	—	764	—	—	764
Operating Income (Loss)	(10)	19,758	—	—	19,748
Other Income (Expense):
Interest income	—	109	—	—	109
Interest expense	—	(94)	—	—	(94)
Interest expense on advances from SEACOR	3,881	(25,318)	—	—	(21,437)
SEACOR management fees	—	(4,550)	—	—	(4,550)
Derivative losses, net	—	(118)	—	—	(118)
Foreign currency losses, net	—	(1,511)	—	—	(1,511)
Other, net	—	50	—	—	50
	3,881	(31,432)	—	—	(27,551)
Income (Loss) Before Income Tax Expense (Benefit) and Equity in Losses of 50% or Less Owned Companies	3,871	(11,674)	—	—	(7,803)
Income Tax Expense (Benefit)	152	(4,453)	—	—	(4,301)
Income (Loss) Before Equity in Losses of 50% or Less Owned Companies	3,719	(7,221)	—	—	(3,502)
Equity in Losses of 50% or Less Owned Companies, Net of Tax		(137)	—	—	(137)
Equity in Earnings (Losses) of Subsidiaries	$(7,358)	$—	$—	$7,358	$—
Net Income (Loss)	$(3,639)	$(7,358)	$—	$7,358	$(3,639)

Supplemental Statement of Comprehensive Income (Loss) for the Year Ended December 31, 2012

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Income (Loss)	$7,747	$4,916	$(79)	$(4,837)	$7,747
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	944	944	—	(944)	944
Income tax (expense) benefit	(331)	(331)	—	331	(331)
	613	613	—	(613)	613
Comprehensive Income (Loss)	8,360	5,529	(79)	(5,450)	8,360
Comprehensive Loss attributable to Noncontrolling Interest in Subsidiary	(40)	(40)	—	40	(40)
Comprehensive Income (Loss) attributable to Era Group Inc.	$8,400	$5,569	$(79)	$(5,490)	$8,400

Supplemental Statement of Comprehensive Income (Loss) for the Year Ended December 31, 2011

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Income (Loss)	$2,108	$28	$(2)	$(26)	$2,108
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(802)	(802)	—	802	(802)
Income tax (expense) benefit	281	281	—	(281)	281
	(521)	(521)	—	521	(521)
Comprehensive Income (Loss) attributable to Era Group Inc.	$1,587	$(493)	$(2)	$495	$1,587

Supplemental Statement of Comprehensive Income (Loss) for the Year Ended December 31, 2010

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Income (Loss)	$(3,639)	$(7,358)	$—	$7,358	$(3,639)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(406)	(406)	—	406	(406)
Income tax (expense) benefit	142	142	—	(142)	142
	(264)	(264)	—	264	(264)
Comprehensive Income (Loss) attributable to Era Group Inc.	$(3,903)	$(7,622)	$—	$7,622	$(3,903)

Supplemental Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2012

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(74,285)	$87,632	$528	$40	$13,915
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(112,986)	—	—	(112,986)
Proceeds from disposition of property and equipment	—	5,188	—	—	5,188
Investments in and advances to 50% or less owned companies	—	(10,627)	—	—	(10,627)
Principal payments on notes due from equity investees	—	2,574	—	—	2,574
Principal payments on third party notes receivable, net	—	1,086	—	—	1,086
Investment in subsidiary with noncontrolling interest	—	11,051	(10,804)	(247)	—
Net cash used in investing activities	—	(103,714)	(10,804)	(247)	(114,765)
Cash Flows from Financing Activities:					—
Proceeds from issuance of long-term debt	284,622	—	—	—	284,622
Long-term debt issuance costs	(4,754)	—	—	—	(4,754)
Payments on long-term debt	(290,000)	(2,787)	—	—	(292,787)
Issuance of Series B preferred stock	100,000	—	—	—	100,000
Settlement of Series B preferred stock	(50,000)	—	—	—	(50,000)
Dividends paid on Series A preferred stock	(4,447)	—	—	—	(4,447)
Dividends paid to parent	—	4,618	—	(4,618)	—
Intercompany debt, net	(21,922)	6,132	10,965	4,825	—
Net cash provided by financing activities	13,499	7,963	10,965	207	32,634
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	599	—	—	599
Net Increase (Decrease) in Cash and Cash Equivalents	(60,786)	(7,520)	689	—	(67,617)
Cash and Cash Equivalents, Beginning of Year	63,044	16,078	—	—	79,122
Cash and Cash Equivalents, End of Year	$2,258	$8,558	$689	$—	$11,505

Supplemental Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2011

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$150	$40,782	$(2)	$—	$40,930
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(158,929)	—	—	(158,929)
Proceeds from disposition of property and equipment	—	26,043	—	—	26,043
Cash settlements on derivative transactions, net	—	6,109	—	—	6,109
Investments in and advances to 50% or less owned companies	1,439	(23,281)	2	—	(21,840)
Advances on third party notes receivable, net	—	(472)	—	—	(472)
Net cash provided by (used in) investing activities	1,439	(150,530)	2	—	(149,089)
Cash Flows from Financing Activities:					—
Proceeds from issuance of long-term debt	252,000	—	—	—	252,000
Long-term debt issuance costs	(3,050)	—	—	—	(3,050)
Payments on long-term debt	—	(2,690)	—	—	(2,690)
Intercompany debt, net	(187,495)	124,329	—	—	(63,166)
Net cash provided by financing activities	61,455	121,639	—	—	183,094
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	489	—	—	489
Net Increase in Cash and Cash Equivalents	63,044	12,380	—	—	75,424
Cash and Cash Equivalents, Beginning of Year	—	3,698	—	—	3,698
Cash and Cash Equivalents, End of Year	$63,044	$16,078	$—	$—	$79,122

Supplemental Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2010

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$2,669	$81,074	$—	$—	$83,743
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(130,770)	—	—	(130,770)
Proceeds from disposition of property and equipment	—	880	—	—	880
Cash settlements on derivative transactions, net	—	(471)	—	—	(471)
Investments in and advances to 50% or less owned companies	—	(3,150)	—	—	(3,150)
Return of investments and advances from 50% or less owned companies	—	962	—	—	962
Net cash used in investing activities	—	(132,549)	—	—	(132,549)
Cash Flows from Financing Activities:					—
Proceeds from issuance of long-term debt	—	38,673	—	—	38,673
Payments on long-term debt	—	(98)	—	—	(98)
Intercompany debt, net	(2,669)	11,057	—	—	8,388
Net cash provided by (used in) financing activities	(2,669)	49,632	—	—	46,963
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	(1,768)	—	—	(1,768)
Net Decrease in Cash and Cash Equivalents	—	(3,611)	—	—	(3,611)
Cash and Cash Equivalents, Beginning of Year	—	7,309	—	—	7,309
Cash and Cash Equivalents, End of Year	$—	$3,698	$—	$—	$3,698

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2012, 2011 and 2010
(in thousands)

	Balance Beginning of Year	Charges (Reductions) to Cost and Expenses	Deductions (1)	Balance End of Year
Year Ended December 31, 2012
Allowance for doubtful accounts (deducted from trade and other receivables)	$59	$2,798	$(189)	$2,668
Inventory allowance (deducted from inventory)	7,281	1,932	—	9,213
Year Ended December 31, 2011
Allowance for doubtful accounts (deducted from trade and other receivables)	$205	$20	$(166)	$59
Inventory allowance (deducted from inventory)	$7,054	$227	$—	$7,281
Year Ended December 31, 2010
Allowance for doubtful accounts (deducted from trade and other receivables)	$186	$37	$(18)	$205
Inventory allowance (deducted from inventory)	$5,251	$1,803	$—	$7,054
 ____________________

(1)	Trade and notes receivable deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts.