Form 10-Q
period 2013-03-31
ERA GROUP INC.
filed 2013-05-15
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013              or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 1-35701
Era Group Inc.
(Exact Name of Registrant as Specified in Its Charter)
________________________________________

Delaware	72-1455213
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

818 Town & Country Blvd., Suite 200
Houston, Texas	77024
(Address of Principal Executive Offices)	(Zip Code)
281-606-4900
(Registrant’s Telephone Number, Including Area Code)

________________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of May 1, 2013 was 20,124,975. The Registrant has no other class of common stock outstanding.

ERA GROUP INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ERA GROUP INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$25,032	$11,505
Receivables:
Trade, net of allowance for doubtful accounts of $2,817 and $2,668 in 2013 and 2012, respectively	40,761	48,527
Other	16,416	3,742
Due from SEACOR	—	971
Inventories	26,696	26,650
Deferred income taxes	3,642	3,642
Prepaid expenses and other	2,715	1,803
Total current assets	115,262	96,840
Property and Equipment	1,021,453	1,030,276
Accumulated depreciation	(246,498)	(242,471)
Net property and equipment	774,955	787,805
Investments, at Equity, and Advances to 50% or Less Owned Companies	34,705	34,696
Goodwill	352	352
Other Assets	17,830	17,871
Total Assets	$943,104	$937,564
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$13,126	$15,703
Accrued wages and benefits	7,662	4,576
Accrued interest	5,213	1,401
Current portion of long-term debt	2,787	2,787
Due to SEACOR	270	—
Other current liabilities	4,309	5,232
Total current liabilities	33,367	29,699
Long-Term Debt	276,307	276,948
Deferred Income Taxes	203,343	203,536
Deferred Gains and Other Liabilities	8,164	7,864
Total liabilities	521,181	518,047
Series A Preferred Stock, at redemption value; $0.01 par value, 10,000,000 shares authorized; 1,400,000 shares issued in 2012	—	144,232
Equity:
Era Group Inc. stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,123,639 issued in 2013; none issued in 2012	201	—
Class B common stock, $0.01 par value, 60,000,000 shares authorized; none issued in 2013; 24,500,000 issued in 2012	—	245
Additional paid-in capital	419,036	278,838
Retained earnings (accumulated deficit)	2,669	(4,025)
Accumulated other comprehensive income (loss), net of tax	(85)	20
	421,821	275,078
Noncontrolling interest in subsidiary	102	207
Total equity	421,923	275,285
Total Liabilities and Stockholders’ Equity	$943,104	$937,564
The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Operating Revenues	$67,727	$61,052
Costs and Expenses:
Operating	43,116	39,676
Administrative and general	9,134	9,677
Depreciation	11,661	9,630
	63,911	58,983
Gains on Asset Dispositions, Net	10,801	1,765
Operating Income	14,617	3,834
Other Income (Expense):
Interest income	147	332
Interest expense	(4,732)	(1,968)
SEACOR management fees	(168)	(500)
Derivative losses, net	(3)	(124)
Foreign currency gains (losses), net	(259)	917
Other, net	3	30
	(5,012)	(1,313)
Income Before Income Tax Expense and Equity in Earnings (Losses) of 50% or Less Owned Companies	9,605	2,521
Income Tax Expense	3,578	734
Income Before Equity in Earnings (Losses) of 50% or Less Owned Companies	6,027	1,787
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	562	(6,420)
Net Income (Loss)	6,589	(4,633)
Net Loss attributable to Noncontrolling Interest in Subsidiary	105	—
Net Income (Loss) attributable to Era Group Inc.	6,694	(4,633)
Accretion of redemption value on Series A Preferred Stock	721	2,100
Net Income (Loss) attributable to Common Shares	$5,973	$(6,733)

Earnings (Loss) Per Common Share:
Basic and Diluted Earnings (Loss) Per Common Share	$0.28	$(0.27)
Weighted Average Common Shares Outstanding	21,454,396	24,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Net Income (Loss)	$6,589	$(4,633)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(162)	980
Income tax benefit (expense)	57	(343)
	(105)	637
Comprehensive Income (Loss)	6,484	(3,996)
Comprehensive Loss attributable to Noncontrolling Interest in Subsidiary	105	—
Comprehensive Income (Loss) attributable to Era Group Inc.	$6,589	$(3,996)

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands, unaudited)

		Era Group Inc. Stockholders’ Equity					Non- controlling Interest In Subsidiary	Total Equity
	Series A Convertible Preferred Stock	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
December 31, 2012	$144,232	$245	$—	$278,838	$(4,025)	$20	$207	$275,285
Accretion of redemption value on Series A preferred stock	721	—	—	(721)	—	—	—	(721)
Preferred stock dividend	(4,953)	—	—	—	—	—	—	—
Recapitalization of Era Group by SEACOR	(140,000)	(245)	199	140,046	—	—	—	140,000
Issuance of Era Group stock options in settlement of SEACOR stock options	—	—	—	706	—	—	—	706
Issuance of common stock:
Restricted stock grants	—	—	2	(2)	—	—	—	—
Proceeds and tax benefits from share award plans	—	—	—	89	—	—	—	89
Share award amortization	—	—	—	80	—	—	—	80
Net income (loss)	—	—	—	—	6,694	—	(105)	6,589
Currency translation adjustments, net of tax	—	—	—	—	—	(105)	—	(105)
March 31, 2013	$—	$—	$201	$419,036	$2,669	$(85)	$102	$421,923

The accompanying notes are an integral part of these consolidated financial statements and should be read in conjunction herewith.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Net Cash Provided by (Used in) Operating Activities	$17,877	$(39,712)
Cash Flows from Investing Activities:
Purchases of property and equipment	(19,445)	(54,272)
Proceeds from disposition of property and equipment	19,099	2,935
Cash settlements on derivative transactions, net	—	(98)
Principal payments on notes due from equity investees	535	439
Principal payments on third party notes receivable, net	347	346
Net cash provided by (used in) investing activities	536	(50,650)
Cash Flows from Financing Activities:
Payments on long-term debt	(15,697)	(697)
Proceeds from issuance of long-term debt	15,000	38,000
Dividends paid on Series A preferred stock	(4,953)	—
Proceeds and tax benefits from share award plans	89	—
Proceeds from SEACOR on the settlement of stock options	706	—
Net cash provided by (used in) financing activities	(4,855)	37,303
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(31)	810
Net Increase (Decrease) in Cash and Cash Equivalents	13,527	(52,249)
Cash and Cash Equivalents, Beginning of Period	11,505	79,122
Cash and Cash Equivalents, End of Period	$25,032	$26,873

The accompanying notes are an integral part of these condensed consolidated financial statements and should be read in conjunction herewith.

ERA GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICY
The condensed consolidated financial statements include the accounts of Era Group Inc. and its consolidated subsidiaries (collectively referred to as the “Company”). The condensed consolidated financial information for the three months ended March 31, 2013 and 2012 has been prepared by the Company and has not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of March 31, 2013, its results of operations for the three months ended March 31, 2013 and 2012, its comprehensive income (loss) for the three months ended March 31, 2013 and 2012, its changes in equity for the three months ended March 31, 2013, and its cash flows for the three months ended March 31, 2013 and 2012. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the “Company” refers to Era Group Inc. and its consolidated subsidiaries and any reference in this Quarterly Report on Form 10-Q to “Era Group” refers to Era Group Inc.
Prior to January 31, 2013, the Company was wholly owned by SEACOR Holdings Inc. (along with its other majority-owned subsidiaries being collectively referred to as “SEACOR”) and represented SEACOR’s aviation services business segment. On January 31, 2013, SEACOR recapitalized the Company through the exchange of all of its Class B common stock and $140.0 million of its Series A preferred stock for 19,883,583 shares of newly-issued Era Group common stock, par value $0.01 per share (the “Recapitalization”).  Following the Recapitalization, the Company had only one class of common stock issued and outstanding, and no preferred stock outstanding. On January 31, 2013, SEACOR then completed a spin-off by means of a dividend to SEACOR’s stockholders of all of the Company’s issued and outstanding common stock (the “Spin-off”). The Company filed a Registration Statement on Form 10 with the Securities and Exchange Commission (“SEC”) that was declared effective on January 15, 2013. Prior to the Spin-off, SEACOR and the Company entered into a distribution agreement and several other agreements that govern their post-Spin-off relationship. Era Group is now an independent company with its common stock listed on the New York Stock Exchange under the symbol “ERA.”
In connection with the Spin-off, the Company entered into an Amended and Restated Transition Services Agreement with SEACOR. Under the terms of the Amended and Restated Transition Services Agreement, SEACOR continues to provide the Company with certain support services, for up to two years from the effective date of the Spin-off, including payroll processing, information systems support, benefit plan management, cash disbursement support, cash receipt processing and treasury management.
Revenue Recognition. The Company recognizes revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenue that does not meet these criteria is deferred until the criteria are met. Deferred revenues for the three months ended March 31 were as follows (in thousands):

	2013	2012
Balance at beginning of period	$8,953	$123
Revenues deferred during the period	8,932	2,955
Revenues recognized during the period	(5,152)	(114)
Balance at end of period	$12,733	$2,964
As of March 31, 2013, deferred revenues included $10.1 million related to contract-lease revenues for certain helicopters leased by the Company to Aeróleo Taxi Aero S/A (“Aeróleo”), its Brazilian joint venture. The deferral originated from difficulties experienced by Aeróleo following Petróleo Brasileiro S.A.’s (“Petrobras Brazil”) cancellation of certain contract awards for a number of AW139 helicopters under contract-lease from the Company, and the deferral continues as a result of Petrobras Brazil's efforts to suspend and/or underpay contracts for three EC225 helicopters under contract-lease from the Company. The Company will recognize revenues as cash is received or earlier should future collectability become reasonably assured. All costs and expenses related to these contract-leases were recognized as incurred.

As of March 31, 2013, deferred revenues also included $2.6 million related to contract-lease revenues for certain helicopters leased by the Company to a customer in India. The deferral resulted from the customer having its operating certificate revoked for a period of time and therefore being unable to operate. The certificate has since been reinstated but uncertainty still remains regarding the collectability of the contract-lease revenues due to the customer's short-term liquidity issues. The Company will recognize revenues as cash is received or earlier should future collectability become reasonably assured. All costs and expenses related to these contract-leases were recognized as incurred.
Reclassifications. Certain reclassifications of prior period information have been made to conform to the presentation of the current period information. These reclassifications had no effect on net income as previously reported.

2.	FAIR VALUE MEASUREMENTS
The fair value of an asset or liability is the price that would be received to sell an asset or transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value and defines three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs derived from observable market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.
The Company’s financial assets and liabilities as of March 31, 2013 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
LIABILITIES
Derivative instruments (included in other current liabilities)	$—	$910	$—
The estimated fair values of the Company’s other financial assets and liabilities as of March 31, 2013 were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$25,032	$25,032	$—	$—
Notes receivable from other business ventures (included in other receivables and other assets)	872	872	—	—
LIABILITIES
Long-term debt, including current portion	279,094	—	292,840	—
The carrying values of cash, cash equivalents and notes receivable from other business ventures approximate fair value. The fair value of the Company’s long-term debt was estimated using discounted cash flow analysis based on estimated current rates for similar types of arrangements. Considerable judgment was required in developing certain of the estimates of fair value and accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

3.	DERIVATIVE INSTRUMENTS
In 2011, the Company entered into two interest rate swap agreements maturing in 2014 and 2015 that call for the Company to pay fixed interest rates of 1.67% and 1.83% on an aggregate notional value of $31.8 million and receive a variable interest rate based on the London Interbank Offered Rate (“LIBOR”) on these notional values. The general purpose of these interest rate swap agreements is to provide protection against increases in interest rates, which might lead to higher interest costs for the Company. The fair value of these derivative instruments at March 31, 2013 was a liability of $0.9 million. The Company recognized losses of less than $0.1 million and $0.1 million on these derivative instruments for the three months ended March 31, 2013 and 2012, respectively.

4.	EQUIPMENT ACQUISITIONS AND DISPOSITIONS
During the three months ended March 31, 2013, capital expenditures were $19.4 million and consisted primarily of a helicopter acquisition and deposits on future helicopter deliveries. The Company records helicopter acquisitions in Property and Equipment and places helicopters in service once all completion work has been finalized and the helicopters are ready for use. A summary of changes to our operating helicopter fleet during the three months ended March 31, 2013 is as follows:
Equipment Additions. During the three months ended March 31, 2013, the Company placed two medium helicopters in service, which were acquired in the prior year.
Equipment Dispositions. During the three months ended March 31, 2013, the Company sold or otherwise disposed of property and equipment for cash proceeds of $19.1 million and receivables of $13.9 million, resulting in gains of $10.7 million. In addition, the Company recognized previously deferred gains of $0.1 million. Major equipment dispositions for the three months ended March 31, 2013 were as follows:

Light helicopters - twin engine (1)	2
Medium helicopters	3
Heavy helicopters	1
6
During the three months ended March 31, 2013, the Company recognized a $5.4 million gain on the sale of an Eurocopter EC225 helicopter. The helicopter was previously on contract-lease to a customer and was damaged in an incident in May 2012, and it was subsequently sold to that customer in March 2013 for cash proceeds of $13.1 million and a note receivable of $11.5 million.
During the three months ended March 31, 2013, the Company recognized $2.1 million in insurance proceeds on a Sikorsky S76A helicopter involved in an incident in March 2013, resulting in a gain of $1.2 million.
________________________
(1)    Includes two light-twin helicopters that had previously been removed from service.

5.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
Combined Condensed Financials. Summarized financial information for Dart Holding Company Ltd., in which the Company has a 50% ownership interest, for the three months ended March 31 was as follows (in thousands):

	2013	2012
Operating Revenues	$10,776	$11,582
Costs and Expenses:
Operating and administrative	7,759	8,551
Depreciation	1,298	1,349
	9,057	9,900
Operating Income	$1,719	$1,682
Net Income (Loss)	$1,175	$(312)

6.	INCOME TAXES
During the three months ended March 31, 2013 and 2012, the Company's effective tax rate was 37.3% and 29.1%, respectively. The Company's effective tax rate for the three months ended March 31, 2013 included items related to state taxes. The Company's effective tax rate for the three months ended March 31, 2012 included permanent differences related to share-based payments.

7.	LONG-TERM DEBT
The Company’s borrowings as of the periods indicated were as follows (in thousands):

	March 31, 2013	December 31, 2012
7.750% Senior Notes (excluding unamortized discount of $3.3 million)	$200,000	$200,000
Senior Secured Revolving Credit Facility	50,000	50,000
Promissory Notes	32,401	33,098
	282,401	283,098
Less: Portion due with one year	(2,787)	(2,787)
Less: Debt discount, net	(3,307)	(3,363)
Total Long-Term Debt	$276,307	$276,948
7.750% Senior Notes. On December 7, 2012, the Company issued $200.0 million aggregate principal amount of its 7.750% senior unsecured notes due December 15, 2022 (the “7.750% Senior Notes”) and received net proceeds of $191.9 million. Interest on the 7.750% Senior Notes is payable semi-annually in arrears on each June 15 and December 15 of each year, beginning on June 15, 2013.
Senior Secured Revolving Credit Facility. As of March 31, 2013, the Company had $50.0 million of outstanding borrowings under its senior secured revolving credit facility (“Revolving Credit Facility”). As of March 31, 2013, the remaining availability under this facility was $149.3 million, net of issued letters of credit of $0.7 million. During the three months ended March 31, 2013, the Company had borrowings of $15.0 million and made repayments of $15.0 million.
Promissory Notes. During the three months ended March 31, 2013, the Company made scheduled payments on other long-term debt of $0.7 million.

8.	COMMITMENTS AND CONTINGENCIES
The Company’s unfunded capital commitments as of March 31, 2013 consisted primarily of agreements to purchase helicopters and totaled $131.1 million, including one AW139 medium helicopter, five AW189 heavy helicopters and five AW169 light twin helicopters. The AW139 is scheduled to be delivered in May 2013. The AW189 heavy helicopters are scheduled to be delivered in 2014 and 2015. Delivery dates for the AW169 light twin helicopters have yet to be determined. Of these commitments, $13.4 million is payable during the remainder of 2013 with the balance payable through 2016, and $124.3 million may be terminated without further liability other than liquidated damages of $3.3 million in the aggregate. In addition, we had outstanding options to purchase up to an additional eight AW139 medium helicopters and five AW189 heavy helicopters. If these options were exercised, the helicopters would be delivered beginning in 2014 through 2016.
In the normal course of its business, the Company becomes involved in various other litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining the Company's potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company's estimates of that exposure could occur, but the Company does not expect such changes in estimated costs would have a material effect on the Company's consolidated financial position or its results of operations.

9.	SERIES A PREFERRED STOCK
On January 31, 2013, as part of the Recapitalization, SEACOR exchanged its 1,400,000 shares of Series A preferred stock, which represented all of the Company's Series A preferred stock then outstanding, for shares of newly-issued Era Group common stock. During the three months ended March 31, 2013, the Company paid outstanding accrued dividends of $5.0 million to SEACOR (See Note 1).

10.	EARNINGS PER COMMON SHARE
Basic earnings (loss) per common share of the Company are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings (loss) per common share of the Company are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the if-converted method. Dilutive securities for this purpose assumes all common shares have been issued and outstanding during the relevant periods pursuant to the conversion of all outstanding Series A preferred stock, restricted stock grants have vested and common shares have been issued pursuant to the exercise of outstanding stock options.
Computations of basic and diluted earnings per common share of the Company for the three months ended March 31, were as follows (in thousands, except share data):

2013	Net Income (Loss) Attributable to Common Shares	Average O/S Shares	Per Share
Basic Weighted Average Common Shares Outstanding	$5,973	21,454,396	$0.28
Effect of Dilutive Securities:
Series A Preferred Stock (1)	—	—
Options and Restricted Stock (2)	—	—
Diluted Weighted Average Common Shares Outstanding	$5,973	21,454,396	$0.28

2012
Basic Weighted Average Common Shares Outstanding	$(6,733)	24,500,000	$(0.27)
Effect of Dilutive Securities:
Series A Preferred Stock (3)	—	—
Diluted Weighted Average Common Shares Outstanding	$(6,733)	24,500,000	$(0.27)
____________________
(1) Excludes 2,009,659 weighted average common shares issuable upon the conversion of Series A preferred stock as the effect of their inclusion in the computation would have been antidilutive.
(2) Excludes 47,208 weighted average common shares issuable upon certain share awards as the effect of their inclusion in the computation would have been antidilutive.
(3) Excludes 6,125,000 weighted average common shares issuable upon the conversion of Series A preferred stock as the effect of their inclusion in the computation would have been antidilutive.

11.	RELATED PARTY TRANSACTIONS
Prior to the Spin-off, as part of a consolidated group, certain costs and expenses of the Company were borne by SEACOR and charged to the Company. These costs and expenses are included in both operating expenses and administrative and general expenses in the accompanying consolidated statements of operations. The Company entered into various agreements with SEACOR in connection with the separation, including an Amended and Restated Transition Services Agreement, Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement and the Series B Preferred Stock Exchange Agreement. These costs are summarized as follows for the three months ended March 31 (in thousands):

	2013	2012
Payroll costs for SEACOR personnel assigned to the Company and participation in SEACOR employee benefit plans, defined contribution plan and share award plans	$5	$1,973
Shared services allocation for administrative support	299	564
Shared services under the Amended and Restated Transition Services Agreement	562	—
	$866	$2,537
During the three months ended March 31, 2013, the Company also paid outstanding accrued dividends of $5.0 million on the Series A preferred stock to SEACOR.

12.	SHARE-BASED COMPENSATION
Transactions in connection with the Company’s share-based compensation plans during the three months ended March 31, 2013 were as follows:

Director stock awards granted and outstanding	45,510
Restricted stock awards granted and outstanding	188,200
Stock option activities:
Outstanding as of December 31, 2012	—
Converted stock options	169,058
Granted	185,000
Exercised	(6,346)
Forfeited	—
Expired	—
Outstanding as of March 31, 2013	347,712
Effective January 14, 2013, the Company adopted the Era Group Inc. 2012 Incentive Plan (“2012 Plan”) under which a maximum of 4,000,000 shares of common stock, par value $0.01 per share, are reserved. Awards granted under the 2012 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or common stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. As of March 31, 2013, 3,412,232 shares remained available for grant under the 2012 Plan.
Total stock-based compensation expense, which includes stock options and restricted stock, totaled $0.3 million for the three months ended March 31, 2013. A portion of the restricted stock awards are performance based. The Company has assessed the probability of meeting the criteria and has recorded the appropriate expense.
During the three months ended March 31, 2013, the Company awarded 233,710 shares of restricted stock at an average grant date fair value of $20.48 per share, granted 185,000 stock options and converted 37,900 options to purchase SEACOR common stock held by Era Group employees and directors prior to the Spin-off into 169,058 options to purchase Era Group common stock. The fair value used for the converted stock options was evaluated before and after the Spin-off and there was no change. The following table shows the assumptions used to compute the stock-based compensation expense for stock options granted during the three months ended March 31, 2013:

Risk free interest rate	0.79%
Expected life (years)	5
Volatility	50%
Dividend yield	—%
Weighted average exercise price of options granted	$18.28 per option
Weighted average grant-date fair value of options granted	$7.58 per option

13.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
On December 7, 2012, the Company issued $200.0 million aggregate principal amount of its 7.750% senior unsecured notes due December 15, 2022 (the “7.750% Senior Notes”). The Company’s payment obligations under the 7.750% Senior Notes are jointly and severally guaranteed by all of the Company’s existing wholly-owned U.S. subsidiaries that guarantee the Revolving Credit Facility and its future U.S. subsidiaries that guarantee the Revolving Credit Facility or other material indebtedness the Company may incur in the future (the “Guarantors”). All the Guarantors currently guarantee the Revolving Credit Facility. The guarantees of the Guarantors are full and unconditional.
As a result of the guarantee arrangements, the Company is presenting the following condensed consolidating balance sheets, statements of operations, comprehensive income and cash flows for Era Group Inc. (“Parent Company Only”), for the Guarantors and for our other subsidiaries (“Non-Guarantor Subsidiaries”).

Supplemental Condensed Consolidating Balance Sheet as of March 31, 2013

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$8,497	$15,355	$1,180	$—	$25,032
Receivables:
Trade, net of allowance for doubtful accounts of $2,817	—	40,436	325	—	40,761
Other	363	16,416	—	(363)	16,416
Intercompany receivables	555,136	—	—	(555,136)	—
Inventories, net	—	26,696	—	—	26,696
Deferred income taxes	5,467	—	—	(1,825)	3,642
Prepaid expenses and other	38	2,677	—	—	2,715
Total current assets	569,501	101,580	1,505	(557,324)	115,262
Property and Equipment:
Helicopters	—	883,402	11,500	—	894,902
Construction in progress	—	16,793	—	—	16,793
Machinery, equipment and spares	—	71,967	—	—	71,967
Buildings and leasehold improvements	—	25,585	—	—	25,585
Furniture, fixtures, vehicles and other	—	12,206	—	—	12,206
	—	1,009,953	11,500	—	1,021,453
Accumulated depreciation	—	(245,290)	(1,208)	—	(246,498)
	—	764,663	10,292	—	774,955
Investments, at Equity, and Advances to 50% or Less Owned Companies	—	34,705	—	—	34,705
Investments, at Equity in Consolidated Subsidiaries	100,206	9,572	—	(109,778)	—
Goodwill	—	352	—	—	352
Other Assets	6,028	11,802	—	—	17,830
Total Assets	$675,735	$922,674	$11,797	$(667,102)	$943,104
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,759	$11,222	$145	$—	$13,126
Accrued wages and benefits	—	7,662	—	—	7,662
Accrued interest	5,192	21	—	—	5,213
Intercompany payables	—	545,852	11,125	(556,977)	—
Due to SEACOR, net	270	—	—	—	270
Current portion of long-term debt	—	2,787	—	—	2,787
Other current liabilities	—	4,347	325	(363)	4,309
Total current liabilities	7,221	571,891	11,595	(557,340)	33,367
Long-Term Debt	246,693	29,614	—	—	276,307
Deferred Income Taxes	—	205,761	—	(2,418)	203,343
Deferred Gains and Other Liabilities	—	6,601	—	1,563	8,164
Total liabilities	253,914	813,867	11,595	(558,195)	521,181

Equity:
Era Group Inc. stockholders' equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,123,639 issued in 2013; none issued in 2012	201	—	—	—	201
Additional paid-in capital	419,036	109,707	496	(110,203)	419,036
Retained earnings (accumulated deficit)	2,669	(1,002)	(294)	1,296	2,669
Accumulated other comprehensive loss, net of tax	(85)	—	—	—	(85)
	421,821	108,705	202	(108,907)	421,821
Noncontrolling interest in subsidiary	—	102	—	—	102
Total equity	421,821	108,807	202	(108,907)	421,923
Total Liabilities and Stockholders’ Equity	$675,735	$922,674	$11,797	$(667,102)	$943,104

Supplemental Condensed Consolidating Balance Sheet as of December 31, 2012

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,258	$8,558	$689	$—	$11,505
Receivables:
Trade, net of allowance for doubtful accounts of $2,668	—	48,217	310	—	48,527
Other	—	3,742	—	—	3,742
Due from SEACOR and affiliates	561,298	—	—	(560,327)	971
Inventories, net	—	26,650	—	—	26,650
Deferred income taxes	4,625	—	—	(983)	3,642
Prepaid expenses and other	—	1,803	—	—	1,803
Total current assets	568,181	88,970	999	(561,310)	96,840
Property and Equipment:
Helicopters	—	886,111	11,500	—	897,611
Construction in progress	—	22,644	—	—	22,644
Machinery, equipment and spares	—	72,161	—	—	72,161
Buildings and leasehold improvements	—	25,451	—	—	25,451
Furniture, fixtures, vehicles and other	—	12,409	—	—	12,409
	—	1,018,776	11,500	—	1,030,276
Accumulated depreciation	—	(241,436)	(1,035)	—	(242,471)
	—	777,340	10,465	—	787,805
Investments, at Equity, and Advances to 50% or Less Owned Companies	—	34,696	—	—	34,696
Investments, at Equity in Consolidated Subsidiaries	100,101	9,782	—	(109,883)	—
Goodwill	—	352	—	—	352
Other Assets	5,958	24,374	—	(12,461)	17,871
Total Assets	$674,240	$935,514	$11,464	$(683,654)	$937,564
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$—	$15,618	$85	$—	$15,703
Accrued wages and benefits	—	4,576	—	—	4,576
Accrued interest	1,357	44	—	—	1,401
Intercompany payables	5,491	560,323	10,965	(576,779)	—
Current portion of long-term debt	—	2,787	—	—	2,787
Other current liabilities	1,445	3,787	—	—	5,232
Total current liabilities	8,293	587,135	11,050	(576,779)	29,699
Long-Term Debt	246,637	30,311	—	—	276,948
Deferred Income Taxes	—	204,520	—	(984)	203,536
Deferred Gains and Other Liabilities	—	7,864	—	—	7,864
Total liabilities	254,930	829,830	11,050	(577,763)	518,047
Preferred Stock, $0.01 par value, 10,000,000 shares authorized:
Series A Preferred Stock, at redemption value; 1,400,000 shares issued	144,232	—	—	—	144,232
Equity:
Era Group Inc. stockholders' equity:
Class A common stock, $0.01 par value, 60,000,000 shares authorized; none issued	—	—	—	—	—
Class B common stock, $0.01 par value, 60,000,000 shares authorized; 24,500,000 issued	245	—	—	—	245
Additional paid-in capital	278,838	109,674	496	(110,170)	278,838
Retained earnings (accumulated deficit)	(4,025)	(4,217)	(82)	4,299	(4,025)
Accumulated other comprehensive income (loss), net of tax	20	20	—	(20)	20
	275,078	105,477	414	(105,891)	275,078
Noncontrolling interest in subsidiary	—	207	—	—	207
Total equity	275,078	105,684	414	(105,891)	275,285
Total Liabilities and Stockholders’ Equity	$674,240	$935,514	$11,464	$(683,654)	$937,564

Supplemental Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2013

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenues	$—	$67,372	$355	$—	$67,727
Costs and Expenses:
Operating	—	42,882	234	—	43,116
Administrative and general	1,296	7,838	—	—	9,134
Depreciation	—	11,489	172	—	11,661
	1,296	62,209	406	—	63,911
Gains on Asset Dispositions and Impairments, Net	—	10,801	—	—	10,801
Operating Income (Loss)	(1,296)	15,964	(51)	—	14,617
Other Income (Expense):
Interest income	16	130	1	—	147
Interest expense	(4,473)	(259)	—	—	(4,732)
Intercompany interest	8,398	(8,238)	(160)	—	—
SEACOR management fees	(168)	—	—	—	(168)
Derivative losses, net	—	(3)	—	—	(3)
Foreign currency losses, net	(1)	(258)	—	—	(259)
Other, net	—	3	—	—	3
	3,772	(8,625)	(159)	—	(5,012)
Income (Loss) Before Income Tax Expense (Benefit) and Equity in Earnings of 50% or Less Owned Companies and Subsidiaries	2,476	7,339	(210)	—	9,605
Income Tax Expense (Benefit)	(488)	4,066	—	—	3,578
Income (Loss) Before Equity in Earnings of 50% or Less Owned Companies and Subsidiaries	2,964	3,273	(210)	—	6,027
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	—	562	—	—	562
Equity in Earnings (Losses) of Subsidiaries	3,625	—	—	(3,625)	—
Net Income (Loss)	6,589	3,835	(210)	(3,625)	6,589
Net Loss attributable to Noncontrolling Interest in Subsidiary	—	105	—	—	105
Net Income (Loss) attributable to Era Group Inc.	6,589	3,940	(210)	(3,625)	6,694
Accretion of redemption value on Series A Preferred Stock	721	—	—	—	721
Net Income (Loss) attributable to Common Shares	$5,868	$3,940	$(210)	$(3,625)	$5,973

Supplemental Condensed Consolidating Statement of Operations for the Three Months Ended March 31, 2012

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenues	$—	$61,052	$—	$—	$61,052
Costs and Expenses:
Operating	—	39,676	—	—	39,676
Administrative and general	2,618	7,058	1	—	9,677
Depreciation	—	9,630	—	—	9,630
	2,618	56,364	1	—	58,983
Gains on Asset Dispositions and Impairments, Net	—	1,765	—	—	1,765
Operating Income (Loss)	(2,618)	6,453	(1)	—	3,834
Other Income (Expense):
Interest income	34	298	—	—	332
Interest expense	(1,672)	(296)	—	—	(1,968)
Intercompany interest	3,734	(3,734)	—	—	—
SEACOR management fees	(500)	—	—	—	(500)
Derivative losses, net	—	(124)	—	—	(124)
Foreign currency gains, net	—	917	—	—	917
Other, net	—	30	—	—	30
	1,596	(2,909)	—	—	(1,313)
Income (Loss) Before Income Tax Expense (Benefit) and Equity in Earnings (Losses) of 50% or Less Owned Companies and Subsidiaries	(1,022)	3,544	(1)	—	2,521
Income Tax Expense (Benefit)	(356)	1,090	—	—	734
Income (Loss) Before Equity in Earnings (Losses) of 50% or Less Owned Companies and Subsidiaries	(666)	2,454	(1)	—	1,787
Equity in Losses of 50% or Less Owned Companies, Net of Tax	—	(6,420)	—	—	(6,420)
Equity in Earnings (Losses) of Subsidiaries	(3,967)	—	—	3,967	—
Net Loss attributable to Era Group Inc.	(4,633)	(3,966)	(1)	3,967	(4,633)
Accretion of redemption value on Series A Preferred Stock	2,100	—	—	—	2,100
Net Loss attributable to Common Shares	$(6,733)	$(3,966)	$(1)	$3,967	$(6,733)

Supplemental Statement of Comprehensive Income (Loss) for the Three Months Ended March 31, 2013

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Income	$6,589	$3,835	$(210)	$(3,625)	$6,589
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(162)	(162)	—	162	(162)
Income tax benefit	57	57	—	(57)	57
	(105)	(105)	—	105	(105)
Comprehensive Income (Loss)	6,484	3,730	(210)	(3,520)	6,484
Comprehensive Income (Loss) attributable to Noncontrolling Interest in Subsidiary	105	105	—	(105)	105
Comprehensive Income (Loss) attributable to Era Group Inc.	$6,379	$3,835	$(210)	$(3,415)	$6,589

Supplemental Statement of Comprehensive Income (Loss) for the Three Months Ended March 31, 2012

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Loss	$(4,633)	$(3,966)	$(1)	$3,967	$(4,633)
Other Comprehensive Income:
Foreign currency translation adjustments	980	980	—	(980)	980
Income tax expense	(343)	(343)	—	343	(343)
	637	637	—	(637)	637
Comprehensive Income (Loss) attributable to Era Group Inc.	$(3,996)	$(3,329)	$(1)	$3,330	$(3,996)

Supplemental Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2013

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$10,502	$6,884	$491	$—	$17,877
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(19,445)	—	—	(19,445)
Proceeds from disposition of property and equipment	—	19,099	—	—	19,099
Principal payments on notes due from equity investees	—	535	—	—	535
Principal payments on third party notes receivable, net	—	347	—	—	347
Net cash provided by investing activities	—	536	—	—	536
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	15,000	—	—	—	15,000
Payments on long-term debt	(15,000)	(697)	—	—	(15,697)
Dividends paid on Series A preferred stock	(4,953)	—	—	—	(4,953)
Proceeds and tax benefits from share award plans	89	—	—	—	89
Settlement of SEACOR options with Era Group options	706	—	—	—	706
Net cash used in financing activities	(4,158)	(697)	—	—	(4,855)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(105)	74	—	—	(31)
Net Increase in Cash and Cash Equivalents	6,239	6,797	491	—	13,527
Cash and Cash Equivalents, Beginning of Year	2,258	8,558	689	—	11,505
Cash and Cash Equivalents, End of Year	$8,497	$15,355	$1,180	$—	$25,032

Supplemental Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2012

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(75,272)	$34,967	$—	$593	$(39,712)
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(54,272)	—	—	(54,272)
Proceeds from disposition of property and equipment	—	2,935	—	—	2,935
Cash settlements on derivative transactions, net	—	(98)	—	—	(98)
Principal payments on notes due from equity investees	—	439	—	—	439
Principal payments on third party notes receivable, net	—	346	—	—	346
Net cash used in investing activities	—	(50,650)	—	—	(50,650)
Cash Flows from Financing Activities:					—
Proceeds from issuance of long-term debt	38,000	—	—	—	38,000
Payments on long-term debt	—	(697)	—	—	(697)
Net cash provided by (used in) financing activities	38,000	(697)	—	—	37,303
Effects of Exchange Rate Changes on Cash and Cash Equivalents	593	810	—	(593)	810
Net Decrease in Cash and Cash Equivalents	(36,679)	(15,570)	—	—	(52,249)
Cash and Cash Equivalents, Beginning of Year	63,044	16,078	—	—	79,122
Cash and Cash Equivalents, End of Year	$26,365	$508	$—	$—	$26,873

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2012.
Forward-Looking Statements
This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others:

•	the effect of the Spin-off, including the ability of the Company to recognize the expected benefits from the Spin-off and the Company's dependence on SEACOR's performance under various agreements;

•
decreased demand and loss of revenues resulting from developments that may adversely impact the offshore oil and gas industry, including the issuance of new safety and environmental guidelines or regulations that could increase the costs of exploration and production, reduce the area of operations and result in permitting delays, U.S. government implemented moratoriums directing operators to cease certain drilling activities and any extension of such moratoriums that may result in unplanned customer suspensions, cancellations, rate reductions or non-renewals of aviation equipment contracts or failures to finalize commitments to contract aviation equipment;

•
safety issues experienced by a particular helicopter model that could result in customers refusing to use that helicopter model or a regulatory body grounding that helicopter model, which could also permanently devalue that helicopter model;

•	the cyclical nature of the oil and gas industry;

•	increased U.S. and foreign government legislation and regulation, including environmental and aviation laws and regulations, and the Company's compliance therewith and the costs thereof;

•	dependence on the activity in the U.S. Gulf of Mexico and Alaska and the Company's ability to expand into other markets;

•
liability, legal fees and costs in connection with providing emergency response services, including involvement in response to the oil spill that resulted from the sinking of the Deepwater Horizon in April 2010;

•	decreased demand for the Company's services as a result of declines in the global economy;

•
declines in valuations in the global financial markets and a lack of liquidity in the credit sectors, including interest rate fluctuations, availability of credit, inflation rates, change in laws, trade barriers, commodity prices and currency exchange fluctuations;

•	activity in foreign countries and changes in foreign political, military and economic conditions;

•	the failure to maintain an acceptable safety record;

•	the dependence on a small number of customers;

•	consolidation of the Company's customer base;

•	the ongoing need to replace aging aircraft;

•	industry fleet capacity;

•	restrictions imposed by the U.S. federal aviation laws and regulations on the amount of foreign ownership of the Company's common stock;

•	operational risks;

•	risks associated with our debt structure;

•	effects of adverse weather conditions and seasonality;

•	adequacy of insurance coverage;

•	the attraction and retention of qualified personnel; and

•	various other matters and factors, many of which are beyond the Company's control.
In addition, these statements constitute Era Group's cautionary statements under the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors. Consequently, the foregoing should not be considered a complete discussion of all potential risks or uncertainties. The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. Era Group disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in Era Group's expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect Era Group's businesses, particularly those mentioned under “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, this Form 10-Q and the Company's periodic reporting on

Form 8-K (if any).
Overview
We are one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the U.S., which is our primary area of operations. In the last twelve months ended March 31, 2013, approximately 56% and 17% of our total operating revenues were earned in the U.S. Gulf of Mexico and Alaska, respectively. We also provide helicopters and related services to third-party helicopter operators in other countries. In addition to our U.S. customers, we currently have customers in Brazil, Canada, India, Indonesia, Mexico, Norway, Spain, Sweden, the United Kingdom and Uruguay. Our helicopters are primarily used to transport personnel to, from and between offshore installations, drilling rigs and platforms.
Consequently, our results are primarily driven by the offshore oil and gas industry, which is highly cyclical with demand linked to the price of oil and gas and expectations about future prices, and tends to fluctuate depending on many factors, including global economic activity and levels of inventory. The availability of acreage and local tax incentives or disincentives and requirements for maintaining interests in leases also affect activity levels in the oil and gas industry. Because our activities supporting the offshore oil and gas market are mainly focused on longer-term production, maintenance and inspection work rather than on short-term exploration and development projects, the level of demand for our services does not experience the full extent of such volatility.
Most of the asset value of our fleet is concentrated in medium and heavy helicopters, which typically service deepwater activity and generate higher rates and margins than our light helicopters. As offshore oil and gas activity increases, particularly in the deepwater, it tends to drive higher revenues and higher margins. On the other hand, should such activity decrease, it could negatively impact the demand for our helicopters and thus our results.
Our operations may also be subject to seasonal factors. Operations in the U.S. Gulf of Mexico are often at their highest levels from April to September, as daylight hours increase, and are at their lowest levels from November to February as daylight hours decrease. Our Alaskan operations also see an increase during May to September, as our firefighting and flightseeing operations occur during this time and daylight hours are significantly longer. Our other operations, including our contract-leasing and air medical segments, tend to remain more consistent throughout the year.
Our Strategy
Our goal is to be a leading, cost effective global provider of helicopter transport and related services. The following are potential opportunities which we regularly review:
Expand into new and growing geographic markets—We believe there are significant opportunities in offshore oil and gas markets outside of the U.S., and we continually seek to access these growth markets. In July 2011, we acquired an interest in Aeróleo Taxi Aéreo S/A (“Aeróleo”), a Brazilian company servicing the Brazilian offshore oil and gas industry and to which we contract-lease helicopters and provide support services. In January 2013, we commenced a new oil and gas contract in Uruguay where we are operating a medium helicopter for a customer. We also have working relationships with operators in Africa, Asia and Australia. We believe that several of these markets are underserved by larger multinational helicopter operators and, as a result, provide us with opportunities for growth.
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
Continue to selectively diversify sources of earnings and cash flow—Where attractive opportunities exist, we seek to diversify into related markets. One of our joint ventures, Dart, engineers and manufactures after-market helicopter parts and accessories for sale to helicopter manufacturers and operators and distributes parts and accessories on behalf of other manufacturers. Another joint venture, Era Training Center LLC (“Era Training”), provides instruction, flight simulator and other training to our employees, pilots working for other helicopter operators, including our competitors, and government agencies.
Pursue joint ventures and strategic acquisitions—In addition to expanding and diversifying our fleet, we have grown our business and entered new markets through joint ventures. Since 2004, we have entered into six joint ventures and partnering arrangements, including Aeróleo, Dart, Era do Brazil LLC, Era Training, Heli-Union Era Australia Pty Ltd. and Lake Palma S.L. (“Lake Palma”). We regularly seek to identify potential joint venture opportunities, as well as pursue strategic acquisitions when available. For instance, in 2007, we acquired the air medical services operations of Keystone Helicopter Corporation, which we successfully integrated into our operations. We will continue to build upon the expertise, relationships and buying power in our operating businesses to develop other business opportunities and sources of revenue.
Recent Events
Recently there have been multiple ditchings of EC225 helicopters that have led major global operators to indefinitely suspend EC225 operations. One of the helicopters was under contract-lease from us to one of our customers, while the other two were owned and operated by parties unrelated to us.
Currently, none of our EC225 contracts have been cancelled, and we continue to earn revenues associated with our EC225 helicopters under contract-leases. However, we are not collecting revenues on the EC225 helicopters we operate since those helicopters are not flying. Instead, we are earning revenue on the medium helicopters being used to replace the EC225 helicopters in support of these customer contracts.  To the extent the EC225 helicopter operations remain suspended for a prolonged period of time, our results of operations could be adversely affected.
The suspension of the EC225 has also created operating difficulties for our Brazilian joint venture, Aeróleo, to whom we lease three EC225 helicopters, which in turn are under contract with Petrobras Brazil. In early 2013, Petrobras Brazil notified Aeróleo and the other operators in Brazil of its intent to pay each operator only a percentage of the monthly rate going forward, with such percentage based on their historical availability of those contracted EC225 helicopters (approximately 80% for Aeróleo). However, Petrobras Brazil recently notified Aeróleo and the other operators in Brazil that it would pay 100% of the monthly rate through the end of March 2013 and then unilaterally suspend all EC225 contracts during the suspension of the use of the EC225 helicopters, alleging that the helicopter cannot meet the terms of the contract. Thus, although our results for the quarter ended March 31, 2013 were not impacted by Petrobras Brazil's actions, should Petrobras Brazil succeed in suspending its contracts with Aeróleo or reducing its monthly payments thereunder, it may impede Aeróleo's ability to pay for equipment leased from us, necessitate an infusion of capital to allow Aeróleo to continue to operate and adversely impact our results of operations.

Results of Operations

	Three Months Ended March 31,
	2013		2012
	$’000%		$’000%
Operating Revenues:
United States	53,042	78	46,230	76
Foreign	14,685	22	14,822	24
	67,727	100	61,052	100
Costs and Expenses:
Operating
Personnel	17,134	25	15,707	26
Repairs and maintenance	12,438	18	10,298	17
Insurance and loss reserves	2,481	4	2,746	4
Fuel	5,250	8	4,619	7
Leased-in equipment	430	1	445	1
Other	5,383	8	5,861	10
	43,116	64	39,676	65
Administrative and general	9,134	13	9,677	16
Depreciation	11,661	17	9,630	16
	63,911	94	58,983	97
Gains on Asset Dispositions and Impairments, Net	10,801	16	1,765	3
Operating Income	14,617	22	3,834	6
Other Income (Expense):
Interest income	147	—	332	—
Interest expense	(4,732)	(7)	(1,968)	(3)
SEACOR management fees	(168)	—	(500)	(1)
Derivative losses, net	(3)	—	(124)	—
Foreign currency gains (losses), net	(259)	(1)	917	2
Other, net	3	—	30	—
	(5,012)	(8)	(1,313)	(2)
Income Before Income Tax Expense and Equity in Earnings (Losses) of 50% or Less Owned Companies	9,605	14	2,521	4
Income Tax Expense	3,578	5	734	1
Income Before Equity in Earnings (Losses) of 50% or Less Owned Companies	6,027	9	1,787	3
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	562	1	(6,420)	(11)
Net Income (Loss)	6,589	10	(4,633)	(8)
Net Loss attributable to Noncontrolling Interest	105	—	—	—
Net Income (Loss) attributable to Era Group Inc.	6,694	10	(4,633)	(8)
Accretion of Redemption Value on Series A Preferred Stock	721	1	2,100	3
Net Income (Loss) attributable to Common Shares	5,973	9	(6,733)	(11)

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, the amount of operating revenues earned by service line.

	Three Months Ended March 31,
	2013		2012
	$’000%		$’000%
Operating Revenues:
Oil and Gas: (1)
U.S. Gulf of Mexico	39,408	58	34,198	56
Alaska	7,969	12	3,326	5
International	1,014	1	—	—
Total Oil and Gas	48,391	71	37,524	61
Contract-leasing	13,947	21	14,997	25
Air Medical Services	3,186	5	6,336	10
Flightseeing	—	—	2	—
FBO	2,295	3	2,291	4
Eliminations	(92)	—	(98)	—
	67,727	100	61,052	100
____________________
(1) Primarily oil and gas services, including search and rescue, but also includes revenues from activities such as firefighting and utility support.

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Operating revenues were $6.7 million higher in the quarter ended March 31, 2013 (the “Current Year Quarter”) compared with the quarter ended March 31, 2012 (the “Prior Year Quarter”).  Operating revenues from oil and gas operations in the U.S. Gulf of Mexico were $5.2 million higher primarily due to newly delivered medium helicopters being placed in service and the associated increase in flight hours and an increase in services provided to government agencies. These increases were partially offset by the discontinuation of services with a large customer that consolidated its exploration and production activities into a single base of operations. Operating revenues from oil and gas operations in Alaska were $4.6 million higher primarily due to short-term work related to a drillship running aground and the resumption of services with a major oil and gas customer that had been temporarily suspended in the Prior Year Quarter. Operating revenues from international oil and gas operations were $1.0 million higher due to a new contract in Uruguay that was awarded in late 2012 and commenced in January 2013. Operating revenues from contract-leasing activities were $1.1 million lower primarily due to the deferral and reduction of contract-leasing revenues as a result of financial difficulties experienced by Aeróleo and the deferral of revenues from a customer in India due to that customer's short-term liquidity issues. These decreases were partially offset by new contract-leases that commenced during 2012, after the Prior Year Quarter. Operating revenues from air medical services were $3.2 million lower primarily due to the conclusion of two long-term hospital contracts in the second and fourth quarters of the prior year.
Operating Expenses.  Operating expenses were $3.4 million higher in the Current Year Quarter compared with the Prior Year Quarter.  Personnel costs were $1.4 million higher primarily due to the implementation of a pilot pay scale adjustment which became effective towards the end of the Prior Year Quarter and the addition of personnel to support the increased activity in the U.S. Gulf of Mexico. Repairs and maintenance expenses were $2.1 million higher, primarily due to the timing of repairs and the recognition of $3.6 million of vendor credits in the Prior Year Quarter. These increases were partially offset by a decrease in power-by-hour expense due to the temporary suspension of the EC225 helicopters, which resulted in a reduction of hours flown. Fuel costs were $0.6 million higher, primarily due to increased flight hours. Other operating expenses decreased by $0.5 million.
Administrative and General. Administrative and general expenses were $0.5 million lower in the Current Year Quarter compared to the Prior Year Quarter. The Prior Year Quarter included legal and professional expenses of $2.5 million associated with a contemplated initial public offering of our common stock, which was ultimately abandoned in favor of the Spin-off. The Current Year Quarter includes legal and professional expenses of $0.5 million associated with public company filings and $1.1 million in compensation and employee costs due to the recognition of bonus awards for executive management and severance costs related to changes in senior management. In addition, costs in relation to services provided by SEACOR increased by $0.3 million in the Current Year Quarter.
Depreciation.  Depreciation expense was $2.0 million higher primarily due to the addition of new and higher cost helicopters.
Gains on Asset Dispositions and Impairments, Net.  During the Current Year Quarter, we sold or otherwise disposed of helicopters and other equipment for cash proceeds of $19.1 million and receivables of $13.9 million, resulting in gains of $10.7 million. These amounts included: a gain of $5.4 million on the sale of an EC225 helicopter that was damaged in an incident in May 2012 while under contract-lease to a customer and subsequently sold to that customer in the Current Year Quarter for cash proceeds of $13.1 million and a note receivable of $11.5 million; a gain of $1.2 million on the recognition of insurance proceeds of $2.1 million related to a Sikorsky S76A helicopter involved in an incident in the Current Year Quarter; and gains of $4.1 million on the sale of helicopters and other equipment in the normal course of our business. In addition, we recognized previously deferred gains of $0.1 million. During the Prior Year Quarter, the Company sold helicopter components and other equipment for cash proceeds of $2.9 million and recognized gains of $1.8 million, including previously deferred gains of $0.3 million.
Operating Income. Operating income as a percentage of revenues was 22% in the Current Year Quarter compared with 6% in the Prior Year Quarter. Excluding gains on asset dispositions discussed above, operating income as a percentage of revenues was 6% in the Current Year Quarter compared with 3% in the Prior Year Quarter. The Prior Year Quarter included legal and professional expenses associated with a contemplated initial public offering of our common stock.
Interest Expense. On December 7, 2012, we completed an offering of $200.0 million aggregate principal amount of 7.750% Senior Notes, the net proceeds of which were used to repay $190.0 million of borrowings outstanding under our Revolving Credit Facility. As a result of the higher interest rate on the notes, interest expense was $2.8 million higher in the Current Year Quarter compared with the Prior Year Quarter.
SEACOR Management Fees. On December 30, 2011, we entered into a Transition Services Agreement with SEACOR to provide various corporate services at a fixed rate of $2.0 million per annum beginning January 1, 2012. These costs, which were classified as SEACOR management fees, effectively fixed what had previously been a variable allocation of SEACOR corporate overhead expenses to each of its business units based on certain financial contribution metrics. These costs terminated effective with the completion of the Spin-off. In connection with the Spin-off, we entered into an Amended and Restated Transition

Services Agreement with SEACOR to provide various shared services, the costs for which are classified as administrative and general expenses.
Foreign Currency Gains (Losses), net. Foreign currency losses, net in the Current Year Quarter were primarily due to the strengthening of the U.S. dollar against the Euro underlying certain cash balances. Foreign currency gains, net in the Prior Year Quarter were primarily due to the weakening of the U.S. dollar against the Euro underlying certain cash balances.
Income Tax Expense. Income tax expense was $2.8 million higher in the Current Year Quarter primarily due to an increase in income before income tax expense and equity in earnings (losses) of 50% of less owned companies.  In addition, the tax rate in the Prior Year Quarter was lower due to permanent differences related to share-based compensation awards.
Equity in Earnings (Losses) of 50% or Less Owned Companies. During the Prior Year Quarter we recognized a loss of $0.6 million and an impairment charge of $5.9 million, net of tax, on our investment in our Brazilian joint venture.
Earnings (Loss) per Common Share. Earnings per common share was $0.28 in the Current Year Quarter compared to a loss of $0.27 in the Prior Year Quarter. On an as adjusted basis, had the Spin-off occurred on January 1 of both periods, basic and diluted earnings (loss) per common share would be as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2013	2012
Net Income (Loss) Attributable to Common Shares	5,973	(6,733)
Average Shares Outstanding	19,915,590	19,883,583
Per Share, on an adjusted basis	$0.30	$(0.34)

Fleet Count
The composition of our fleet as of March 31 was as follows:

	Owned	Joint Ventured	Leased-in	Managed	Total
2013
Light helicopters – single engine	52	7	—	—	59
Light helicopters – twin engine	27	—	6	5	38
Medium helicopters	64	1	1	1	67
Heavy helicopters	9	—	—	—	9
	152	8	7	6	173
2012
Light helicopters – single engine	52	6	—	—	58
Light helicopters – twin engine	30	—	6	10	46
Medium helicopters	61	1	1	3	66
Heavy helicopters	8	—	—	—	8
	151	7	7	13	178

Liquidity and Capital Resources
General
Our ongoing liquidity requirements arise primarily from working capital needs, meeting our capital commitments (including the purchase of helicopters and other equipment) and the repayment of debt obligations. In addition, we may use our liquidity to fund acquisitions or to make other investments. Sources of liquidity are cash balances and cash flows from operations and, from time to time, we may obtain additional liquidity through the issuance of equity or debt or through borrowings under our Revolving Credit Facility.
As of March 31, 2013, we had unfunded capital commitments of $131.1 million, primarily pursuant to agreements to purchase helicopters, including one AW139 medium helicopter, five AW189 heavy helicopters and five AW169 light twin helicopters. The AW139 is scheduled to be delivered in May 2013. The AW189 heavy helicopters are scheduled to be delivered in 2014 and 2015. Delivery dates for the AW169 light twin helicopters have yet to be determined. Of these commitments, $13.4 million is payable in 2013, with the remaining commitments payable in 2014 through 2016, and $124.3 million may be terminated without further liability to us other than aggregate liquidated damages of $3.3 million. In addition, we had outstanding options to purchase up to an additional eight AW139 medium helicopters and five AW189 heavy helicopters. If these options were exercised, the helicopters would be delivered beginning in 2014 through 2016. We expect to finance the remaining acquisition costs through a combination of cash on hand, cash provided by operating activities and borrowings under our Revolving Credit Facility.
Summary of Cash Flows

	Three Months Ended March 31,
	2013	2012
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities	17,877	(39,712)
Investing Activities	536	(50,650)
Financing Activities	(4,855)	37,303
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(31)	810
Net Increase (Decrease) in Cash and Cash Equivalents	13,527	(52,249)

Operating Activities
Cash flows provided by operating activities increased by $57.6 million in the Current Year Quarter compared with the Prior Year Quarter. The components of cash flows provided by (used in) operating activities during the Current Year Quarter and Prior Year Quarter were as follows:

	Three Months Ended March 31,
	2013	2012
	$’000	$’000
Operating income from continuing operations before depreciation and gains on asset dispositions and impairments, net	15,477	11,699
Changes in operating assets and liabilities before interest and income taxes	3,016	(49,802)
Cash settlements on derivative transactions, net	(117)	—
Interest paid, excluding capitalized interest	(708)	(1,671)
Income taxes paid, net	2	2
SEACOR management fees	(168)	(500)
Other	375	560
Total cash flows provided by operating activities	17,877	(39,712)
Operating income before depreciation and gains on asset dispositions and impairments, net was $3.8 million higher in the Current Year Quarter compared with the Prior Year Quarter, primarily due to an increase in operating revenues of $6.7 million, partially offset by an increase in operating expenses of $3.4 million. See “Results of Operations” included above for an explanation of the main variances.
During the Current Year Quarter, changes in operating assets and liabilities before interest and income taxes provided cash flows of $3.0 million. During the Prior Year Quarter, changes in operating assets and liabilities before interest and income taxes used cash flows of $49.8 million primarily due to the settlement of intercompany debt with SEACOR.
Investing Activities
During the Current Year Quarter, net cash provided by investing activities was $0.5 million primarily as follows:

•	Capital expenditures were $19.4 million, which consisted primarily of a helicopter acquisition and deposits on future helicopter deliveries.

•	Proceeds from the disposition of property and equipment were $19.1 million.

•	Net principal payments from third-party notes receivable were $0.5 million.

During the Prior Year Quarter, net cash used in investing activities was $50.7 million primarily as follows:

•	Capital expenditures, consisting primarily of helicopter acquisitions, were $54.3 million.

•	Proceeds from the disposition of property and equipment were $2.9 million.

•	Net principal payments on notes due from equity investees were $0.4 million.

•	Net principal payments from third-party notes receivable were $0.3 million.
Financing Activities
During the Current Year Quarter, net cash used in financing activities was $4.9 million primarily as follows:

•	Dividends paid on Series A preferred stock of $5.0 million.

•	Proceeds from SEACOR on the settlement of stock options of $0.7 million.

•	Net principal payments on long-term debt were $0.7 million.
During the Prior Year Quarter, net cash provided by financing activities was $37.3 million primarily as follows:

•	Proceeds from issuance of long-term debt were $38.0 million.

•	Net principal payments on long-term debt were $0.7 million.
Senior Secured Revolving Credit Facility
On December 22, 2011, we entered into a $350.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) that matures in December 2016. After giving effect to the issuance of the Senior Notes and the use of proceeds therefrom, the Revolving Credit Facility provides us with the ability to borrow up to $200.0 million with sub-limits of up to $50.0 million for letters of credit and up to $25.0 million for swingline advances, subject to the terms and conditions specified in the Revolving Credit Facility. Under certain circumstances, the borrowing capacity under the Revolving Credit Facility may be increased by up to an additional $100.0 million. As of March 31, 2013, we had the ability to borrow an additional $149.3 million under the facility.
Interest
Borrowings under our Revolving Credit Facility bear interest at a rate per annum equal to, at our election, either a “base rate” or LIBOR, as defined, plus an applicable margin. The applicable margin is based on our ratio of funded debt to EBITDA, as defined, and ranges from 100 to 200 basis points on the “base rate” margin and 210 to 335 basis points on the LIBOR margin. The applicable margin as of March 31, 2013, was 160 basis points on the “base rate” margin and 285 basis points on the LIBOR margin. In addition we are required to pay a quarterly commitment fee based on the average unfunded portion of the committed amount at a rate based on our ratio of funded debt to EBITDA, as defined, that ranges from 25 to 70 basis points. As of March 31, 2013, the commitment fee was 50 basis points.
Senior Notes
On December 7, 2012, we completed an offering of $200.0 million aggregate principal amount of 7.750% Senior Notes due December 15, 2022. The net proceeds of the offering were used to repay $190.0 million of borrowings outstanding under our Revolving Credit Facility. In connection with the Senior Notes Offering, we permanently reduced the borrowing capacity under that facility from $350.0 million to $200.0 million.
In connection with the sale of the Senior Notes, we entered into a registration rights agreement (the “Registration Rights Agreement”), dated December 7, 2012, with the initial purchasers. Under the Registration Rights Agreement, we agreed, among other things, to use our commercially reasonable efforts to cause an exchange offer registration statement to become effective within 180 days of the consummation of the Spin-off and to consummate an exchange offer within 30 days after such effectiveness or to cause a shelf registration statement covering the resale of the Senior Notes to be declared effective within specified periods. On May 10, 2013, the SEC declared the Company's exchange offer registration statement effective and the Company launched the exchange offer for the Senior Notes.

Short and Long-Term Liquidity Requirements
We anticipate that we will generate positive cash flows from operating activities and that these cash flows will be adequate to meet our working capital requirements. During the three months ended March 31, 2013, our cash provided by operating activities was $17.9 million. To support our capital expenditure program and/or other liquidity requirements, we may use operating cash flow, cash balances or proceeds from sales of assets, issue debt or equity, borrow under our Revolving Credit Facility or any combination thereof.
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
Off-Balance Sheet Arrangements
On occasion, we and our partners will guarantee certain obligations on behalf of our joint ventures. As of March 31, 2013, we had no such guarantees in place.
Contractual Obligations and Commercial Commitments
For a discussion of the Company's contractual obligations and commercial commitments, refer to “Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. There has been no material change in the Company's contractual obligations and commercial commitments during the Current Year Quarter.
Contingencies
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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There has been no significant change in the Company’s exposure to market risk during the Current Year Quarter, except as described below.
As of March 31, 2013, we maintained cash balances of €11.5 million. An adverse change of 10% in the underlying foreign currency exchange rate would reduce net income by $1.5 million.
As of March 31, 2013, we maintained receivable balances of €10.0 million. An adverse change of 10% in the underlying foreign currency exchange rate would reduce net income by $1.3 million.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2013. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, as of March 31, 2013.
During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
We have been evaluating, designing and enhancing controls, including internal controls over financial reporting, related to processes that previously were handled by SEACOR and/or will continue for a limited time to be handled by SEACOR under the Amended and Restated Transition Services Agreement, including payroll processing, information systems support, benefit plan management, cash disbursement support, cash receipt processing and treasury management, and have been discussing these matters with our independent accountants and the Audit Committee of our Board of Directors. Based on these evaluations and discussions, we consider what revisions or improvements are necessary in order for us to conclude that our internal controls are effective. We are in the process of identifying areas where there may be a need for improvement in our internal controls, and following such process will design and implement controls and processes to address the issues identified through this review.

PART II—OTHER INFORMATION

ITEM 1A.     RISK FACTORS
The information below updates, and should be read in conjunction with, the risk factors and information disclosed under “Item 1A. Risk Factors” on the Company's annual report in Form 10-K for the year ended December 31, 2012.
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
Certain models of helicopters that we operate have also experienced accidents while operated by third parties. If other operators experience accidents with helicopter models that we operate or contract-lease, obligating us to take such helicopters out of service until the cause of the accident is rectified, we would lose revenues and might lose customers. In addition, safety issues experienced by a particular model of helicopter could result in customers refusing to use that particular helicopter model or a regulatory body grounding that particular helicopter model. The value of the helicopter model might also be permanently reduced in the market if the model were to be considered less desirable for future service.
For instance, there have been multiple ditchings of EC225 helicopters that have led major global operators to indefinitely suspend EC225 operations. One of the helicopters was under contract-lease from us to one of our customers, while the other two were owned and operated by parties unrelated to us. We are still earning revenues associated with our EC225 helicopters under contract-leases; however, as discussed in the following paragraph, one of our lessee's customers has recently attempted to suspend its payment obligations. We are not collecting revenues on the EC225 helicopters that we operate since those helicopters are not flying; however, we are earning revenue on the medium helicopters being used to replace the EC225 helicopters in support of these customer contracts. To the extent the EC225 helicopter operations remain suspended for a prolonged period of time, our results of operations could be adversely affected.
Our Brazilian joint venture, Aeróleo, has also experienced operating difficulties. In July 2011, Aeróleo received notice that it was successful in its bid to place four AW139 helicopters on contract with Petroleo Brasileiro S.A. (“Petrobras Brazil”) and in turn entered into contract-leases with us for the helicopters and mobilized them to Brazil. In August 2011, Petrobras Brazil cancelled the award and, as a result, these four AW139 helicopters under contract-lease to Aeróleo were idle from August 2011 until late November 2012. Due to resulting liquidity issues experienced by Aeróleo, as of March 31, 2013, we had deferred the recognition of $10.1 million of revenues owed to us by Aeróleo and, together with our partner, contributed $9.2 million of shareholder debt to Aeróleo to enable it to continue operations. In November 2012, in response to an emergency tender issued by Petrobras Brazil as a result of the above noted suspension of use of EC225 helicopters, Aeróleo executed contracts with Petrobras Brazil, and it began utilizing these four AW139 helicopters.  Aeróleo contract-leases three EC225 helicopters from us which are in turn on contract with Petrobras Brazil. Following the suspension of the use of the EC225 helicopters in late October 2012, Petrobras Brazil continued to pay the full contracted monthly rate. In early 2013, Petrobras Brazil notified Aeróleo and the other operators in Brazil of its intent to pay each operator only a percentage of the monthly rate going forward, with such percentage based on their historical availability of those contracted EC225 helicopters (approximately 80% for Aeróleo). However, Petrobras Brazil recently notified Aeróleo and the other operators in Brazil that it would pay 100% of the monthly rate through the end of March 2013 and then unilaterally suspend all EC225 contracts during the suspension of the use of the EC225 helicopters, alleging that the helicopter cannot meet the terms of the contract. Two other competitors in Brazil have a total of nine EC225 helicopters on contract with Petrobras Brazil.  Should Petrobras Brazil succeed in suspending its contracts with Aeróleo or reducing its monthly payments thereunder, it may impede Aeróleo's ability to pay for equipment leased from us, necessitate an infusion of capital to allow Aeróleo to continue to operate and adversely impact our results of operations.
Even if an incident with a particular model of helicopter does not result in the grounding of the helicopter model by applicable governmental regulatory and safety agencies or a decision by operators to pull the model from service, we may not be able to use such helicopter model for other reasons such as loss in confidence for the model by our customers, their employees or the unions to which our customers' employees belong.
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

ITEM 6.	EXHIBITS

2.1
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

3.2	Amended and Restated Bylaws of Era Group Inc. (incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed with the SEC on February 1, 2013 (File No. 001-35701)).
10.1
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

10.5
Form of Amended and Restated Restricted Stock Grant Agreement pursuant to the Era Group Inc. 2012 Share Incentive Plan. (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the SEC on March 5, 2013 (File No. 001-35701)).

10.6
Form of Performance-Based Restricted Stock Grant Agreement pursuant to the Era Group Inc. 2012 Share Incentive Plan. (incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed with the SEC on March 5, 2013 (File No. 001-35701)).

10.7	Form of Non-Employee Director Restricted Stock Grant Agreement pursuant to the Era Group Inc. 2012 Share Incentive Plan.
10.8
Separation and Consulting Agreement dated as of February 27, 2013 by and among Era Group Inc., SEACOR Holdings Inc. and Anna Goss (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on March 5, 2013 (File No. 001-35701)).

21.1	List of Subsidiaries of Era Group Inc.
31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
______________________

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Era Group Inc. (Registrant)

DATE:	May 14, 2013	By:	/s/ Sten L. Gustafson
Sten L. Gustafson, Chief Executive Officer

DATE:	May 14, 2013	By:	/s/ Christopher S. Bradshaw
Christopher S. Bradshaw, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

2.1
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

3.2	Amended and Restated Bylaws of Era Group Inc. (incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed with the SEC on February 1, 2013 (File No. 001-35701)).
10.1
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

10.5
Form of Amended and Restated Restricted Stock Grant Agreement pursuant to the Era Group Inc. 2012 Share Incentive Plan. (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the SEC on March 5, 2013 (File No. 001-35701)).

10.6
Form of Performance-Based Restricted Stock Grant Agreement pursuant to the Era Group Inc. 2012 Share Incentive Plan. (incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed with the SEC on March 5, 2013 (File No. 001-35701)).

10.7	Form of Non-Employee Director Restricted Stock Grant Agreement pursuant to the Era Group Inc. 2012 Share Incentive Plan.
10.8
Separation and Consulting Agreement dated as of February 27, 2013 by and among Era Group Inc., SEACOR Holdings Inc. and Anna Goss (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on March 5, 2013 (File No. 001-35701)).

21.1	List of Subsidiaries of Era Group Inc.
31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

______________________

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.