Form 10-Q
period 2013-06-30
ERA GROUP INC.
filed 2013-08-13
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013              or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of July 31, 2013 was 20,181,286. The Registrant has no other class of common stock outstanding.

ERA GROUP INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ERA GROUP INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$27,345	$11,505
Receivables:
Trade, net of allowance for doubtful accounts of $3,010 and $2,668 in 2013 and 2012, respectively	40,362	48,527
Other	14,890	4,713
Inventories, net	26,223	26,650
Deferred income taxes	3,642	3,642
Prepaid expenses and other	2,854	1,803
Escrow deposits	16,010	—
Total current assets	131,326	96,840
Property and Equipment	1,012,661	1,030,276
Accumulated depreciation	(251,613)	(242,471)
Net property and equipment	761,048	787,805
Investments, at Equity, and Advances to 50% or Less Owned Companies	35,529	34,696
Goodwill	352	352
Other Assets	17,300	17,871
Total Assets	$945,555	$937,564
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$15,796	$15,703
Accrued wages and benefits	6,976	4,576
Accrued interest	770	1,401
Current portion of long-term debt	2,787	2,787
Other current liabilities	5,253	5,232
Total current liabilities	31,582	29,699
Long-Term Debt	275,667	276,948
Deferred Income Taxes	204,487	203,536
Deferred Gains and Other Liabilities	5,947	7,864
Total liabilities	517,683	518,047
Series A Preferred Stock, at redemption value; $0.01 par value, 10,000,000 shares authorized; none issued and outstanding in 2013; 1,400,000 shares issued and outstanding in 2012	—	144,232
Equity:
Era Group Inc. stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,181,559 outstanding in 2013 (exclusive of 2,500 treasury shares); none issued and outstanding in 2012	202	—
Class B common stock, $0.01 par value, 60,000,000 shares authorized; none issued and outstanding in 2013; 24,500,000 issued and outstanding in 2012	—	245
Additional paid-in capital	420,056	278,838
Retained earnings (accumulated deficit)	7,724	(4,025)
Treasury shares, at cost (2,500 and nil in 2013 and 2012, respectively)	(63)	—
Accumulated other comprehensive income (loss), net of tax	(44)	20
	427,875	275,078
Noncontrolling interest in subsidiary	(3)	207
Total equity	427,872	275,285
Total Liabilities and Stockholders’ Equity	$945,555	$937,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Operating Revenues	$74,237	$62,985	$141,964	$124,037
Costs and Expenses:
Operating	46,945	39,002	90,061	78,678
Administrative and general	9,545	7,195	18,679	16,872
Depreciation	11,431	10,464	23,092	20,094
	67,921	56,661	131,832	115,644
Gains on Asset Dispositions, Net	4,476	1,077	15,277	2,842
Operating Income	10,792	7,401	25,409	11,235
Other Income (Expense):
Interest income	150	249	297	581
Interest expense	(4,613)	(2,380)	(9,345)	(4,348)
SEACOR management fees	—	(500)	(168)	(1,000)
Derivative gains (losses), net	21	(180)	18	(304)
Foreign currency gains (losses), net	315	(12)	56	905
Other, net	9	—	12	30
	(4,118)	(2,823)	(9,130)	(4,136)
Income Before Income Tax Expense and Equity in Earnings (Losses) of 50% or Less Owned Companies	6,674	4,578	16,279	7,099
Income Tax Expense	2,398	1,686	5,976	2,420
Income Before Equity in Earnings (Losses) of 50% or Less Owned Companies	4,276	2,892	10,303	4,679
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	674	757	1,236	(5,663)
Net Income (Loss)	4,950	3,649	11,539	(984)
Net Loss Attributable to Noncontrolling Interest in Subsidiary	105	—	210	—
Net Income (Loss) Attributable to Era Group Inc.	5,055	3,649	11,749	(984)
Accretion of Redemption Value on Series A Preferred Stock	—	2,135	721	4,235
Net Income (Loss) Attributable to Common Shares	$5,055	$1,514	$11,028	$(5,219)

Earnings (Loss) Per Common Share:
Basic and Diluted	$0.25	$0.06	$0.53	$(0.21)
Weighted Average Common Shares Outstanding:
Basic and Diluted	20,140,105	24,500,000	20,793,529	24,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net Income (Loss)	$4,950	$3,649	$11,539	$(984)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	64	(294)	(98)	686
Income tax benefit (expense)	(23)	103	34	(240)
	41	(191)	(64)	446
Comprehensive Income (Loss)	4,991	3,458	11,475	(538)
Comprehensive Loss attributable to Noncontrolling Interest in Subsidiary	105	—	210	—
Comprehensive Income (Loss) attributable to Era Group Inc.	$5,096	$3,458	$11,685	$(538)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited, in thousands)

		Era Group Inc. Stockholders’ Equity						Non- controlling Interest In Subsidiary	Total Equity
	Series A Convertible Preferred Stock	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Shares Held In Treasury	Accumulated Other Comprehensive Income (Loss)
December 31, 2012	$144,232	$245	$—	$278,838	$(4,025)	$—	$20	$207	$275,285
Accretion of redemption value on Series A preferred stock	721	—	—	(721)	—	—	—	—	(721)
Preferred stock dividend	(4,953)	—	—	—	—	—	—	—	—
Recapitalization of Era Group by SEACOR	(140,000)	(245)	199	140,046	—	—	—	—	140,000
Issuance of Era Group stock options in settlement of SEACOR stock options	—	—	—	706	—	—	—	—	706
Issuance of common stock:
Restricted stock grants	—	—	3	(3)	—	—	—	—	—
Proceeds and tax benefits from share award plans	—	—	—	535	—	—	—	—	535
Share award amortization	—	—	—	592	—	—	—	—	592
Cancellation of restricted stock	—	—	—	63	—	(63)	—	—	—
Net income (loss)	—	—	—	—	11,749	—	—	(210)	11,539
Currency translation adjustments, net of tax	—	—	—	—	—	—	(64)	—	(64)
June 30, 2013	$—	$—	$202	$420,056	$7,724	$(63)	$(44)	$(3)	$427,872

The accompanying notes are an integral part of these consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012

Net Cash Provided by (Used in) Operating Activities	$27,774	$(24,966)
Cash Flows from Investing Activities:
Purchases of property and equipment	(30,643)	(87,034)
Proceeds from disposition of property and equipment	38,492	4,526
Cash settlements on derivative transactions, net	—	(202)
Investments in and advances to 50% or less owned companies	—	(825)
Principal payments on notes due from equity investees	713	780
Principal payments on third party notes receivable, net	551	566
Net increase in escrow deposits	(16,010)	—
Net cash used in investing activities	(6,897)	(82,189)
Cash Flows from Financing Activities:
Issuance of Series B preferred stock	—	30,000
Payments on long-term debt	(16,394)	(31,394)
Proceeds from issuance of long-term debt	15,000	38,000
Dividends paid on Series A preferred stock	(4,953)	—
Proceeds and tax benefits from share award plans	535	—
Proceeds from SEACOR on the settlement of stock options	706	—
Net cash (used in) provided by financing activities	(5,106)	36,606
Effects of Exchange Rate Changes on Cash and Cash Equivalents	69	548
Net Increase (Decrease) in Cash and Cash Equivalents	15,840	(70,001)
Cash and Cash Equivalents, Beginning of Period	11,505	79,122
Cash and Cash Equivalents, End of Period	$27,345	$9,121
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest, net of amounts capitalized	$9,578	$3,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICY
The condensed consolidated financial statements include the accounts of Era Group Inc. and its consolidated subsidiaries (collectively referred to as the “Company”). The condensed consolidated financial information for the three and six months ended June 30, 2013 and 2012 has been prepared by the Company and has not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of June 30, 2013, its results of operations for the three and six months ended June 30, 2013 and 2012, its comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012, its changes in equity for the six months ended June 30, 2013, and its cash flows for the six months ended June 30, 2013 and 2012. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the “Company” refers to Era Group Inc. and its consolidated subsidiaries and any reference in this Quarterly Report on Form 10-Q to “Era Group” refers to Era Group Inc.
Prior to January 31, 2013, the Company was wholly owned by SEACOR Holdings Inc. (along with its other majority-owned subsidiaries being collectively referred to as “SEACOR”) and represented SEACOR’s aviation services business segment. On January 31, 2013, SEACOR recapitalized the Company through the exchange of all of its Class B common stock and $140.0 million of its Series A preferred stock for 19,883,583 shares of newly-issued Era Group common stock, par value $0.01 per share (the “Recapitalization”).  Following the Recapitalization, the Company had only one class of common stock issued and outstanding and no preferred stock outstanding. On January 31, 2013, SEACOR then completed a spin-off by means of a dividend to SEACOR’s stockholders of all of the Company’s issued and outstanding common stock (the “Spin-off”). The Company filed a Registration Statement on Form 10 with the Securities and Exchange Commission (“SEC”) that was declared effective on January 15, 2013. Prior to the Spin-off, SEACOR and the Company entered into a distribution agreement and several other agreements that govern their post-Spin-off relationship. Era Group is now an independent company with its common stock listed on the New York Stock Exchange under the symbol “ERA.”
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
Revenue Recognition. The Company recognizes revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenue that does not meet these criteria is deferred until the criteria are met. Deferred revenues and related activity for the three and six months ended June 30, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$12,733	$2,964	$8,953	$123
Revenues deferred during the period	9,277	7,949	18,209	10,904
Revenues recognized during the period	(6,390)	(1,608)	(11,542)	(1,722)
Balance at end of period	$15,620	$9,305	$15,620	$9,305
As of June 30, 2013, deferred revenues included $12.2 million related to contract-lease revenues for certain helicopters leased by the Company to Aeróleo Taxi Aero S/A (“Aeróleo”), its Brazilian joint venture. The deferral originated from difficulties experienced by Aeróleo following Petróleo Brasileiro S.A.’s (“Petrobras Brazil”) cancellation of certain contract awards for a number of AW139 helicopters under contract-lease from the Company, and the deferral continues as a result of ongoing operating and financial difficulties at Aeróleo including Petrobras Brazil's efforts to suspend contracts for three EC225 helicopters under contract-lease from the Company. The Company will recognize revenues as cash is received or earlier should future collectability become reasonably assured. All costs and expenses related to these contract-leases were recognized as incurred.
As of June 30, 2013, deferred revenues also included $3.4 million related to contract-lease revenues for certain helicopters leased by the Company to a customer in India. The deferral resulted from the customer having its operating certificate revoked for a period of time and therefore being unable to operate. The certificate has since been reinstated but uncertainty still remains regarding the collectability of the contract-lease revenues due to the customer's short-term liquidity issues. The Company will recognize revenues as cash is received or earlier should future collectability become reasonably assured. All costs and expenses related to these contract-leases were recognized as incurred.
Reclassifications. Certain reclassifications of prior period information have been made to conform to the presentation of the current period information. These reclassifications had no effect on net income, equity or the components of cash flow as previously reported.

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
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
December 31, 2012
LIABILITIES
Derivative instruments (included in other current liabilities) (1)	$—	$1,025	$—

June 30, 2013
ASSETS
Marketable securities (included in other receivables)	$76	$—	$—
LIABILITIES
Derivative instruments (included in other current liabilities) (1)	—	765	—
____________________
(1) The fair value of the Company's derivative instruments was estimated using market data gathered by a third party financial institution, adjusted for market and credit risks applicable to the Company.

The estimated fair values of the Company’s other financial assets and liabilities were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2012
ASSETS
Cash and cash equivalents	$11,505	$11,505	$—	$—
Notes receivable from other business ventures (included in other receivables and other assets)	925	925	—	—
LIABILITIES
Long-term debt, including current portion	279,735	—	283,120	—

June 30, 2013
ASSETS
Cash and cash equivalents	$27,345	$27,345	$—	$—
Notes receivable from other business ventures (included in other receivables and other assets)	677	677	—	—
LIABILITIES
Long-term debt, including current portion	278,454	—	281,731	—
The carrying values of cash and cash equivalents, accounts receivable, escrow deposits, notes receivable from other business ventures and accounts payable approximate fair value. The fair value of the Company’s long-term debt was estimated using discounted cash flow analysis based on estimated current rates for similar types of arrangements. Considerable judgment was required in developing certain of the estimates of fair value and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

3.	DERIVATIVE INSTRUMENTS
In 2011, the Company entered into two interest rate swap agreements maturing in 2014 and 2015 that call for the Company to pay fixed interest rates of 1.67% and 1.83% on an aggregate notional value of $31.8 million and receive a variable interest rate based on the London Interbank Offered Rate (“LIBOR”) on these notional values. The general purpose of these interest rate swap agreements is to provide protection against increases in interest rates, which might lead to higher interest costs for the Company. The fair value of these derivative instruments at June 30, 2013 and December 31, 2012 was a liability of $0.8 million and $1.0 million, respectively. The unrealized change in fair market value was gains of $0.1 million and losses of less than $0.1 million on these derivative instruments for the three months ended June 30, 2013 and 2012, respectively, and gains of $0.3 million and losses of $0.1 million for the six months ended June 30, 2013 and 2012, respectively.

4.	ESCROW DEPOSITS
In February 2013, the Company entered into agreements for the sale of two S76C++ medium helicopters for cash proceeds totaling $18.0 million. The sales transactions closed in May 2013 and were each treated as a tax-free like-kind exchange under Section 1031 for tax purposes whereby $16.0 million of the proceeds were held by a qualified intermediary and thus reflected as an escrow deposit in the consolidated balance sheet. Qualified properties were not identified (purchased) to complete the like-kind exchanges under Section 1031 prior to expiration of the 45-day period subsequent to the closing date. As a result, the Company has classified the escrow deposit of $16.0 million as a current asset at June 30, 2013.

5.	EQUIPMENT ACQUISITIONS AND DISPOSITIONS
During the six months ended June 30, 2013, capital expenditures were $30.6 million and consisted primarily of helicopter acquisitions and deposits on future helicopter deliveries. The Company records helicopter acquisitions in Property and Equipment and places helicopters in service once all completion work has been finalized and the helicopters are ready for use. As of June 30, 2013, the Company had one medium helicopter that was delivered in May 2013 but not placed in service until July 2013. A summary of changes to our operating helicopter fleet during the six months ended June 30, 2013 is as follows:
Equipment Additions. During the six months ended June 30, 2013, the Company placed two medium helicopters in service, one of which was delivered in the prior year.

Equipment Dispositions. Major equipment dispositions for the six months ended June 30, 2013 were as follows:

Light helicopters — twin engine (1)	2
Medium helicopters	5
Heavy helicopters	1
8
________________________
(1)    Includes two light-twin helicopters that had previously been removed from service.

During the first quarter of 2013, the Company recognized a $5.4 million gain on the sale of an EC225 helicopter. The helicopter was previously on contract-lease to a customer and was damaged in an incident in May 2012, and it was subsequently sold to that customer in March 2013 for cash proceeds of $13.1 million and a note receivable of $11.5 million.
During the first quarter of 2013, the Company recognized $2.1 million in insurance proceeds on a S76A helicopter involved in an incident in March 2013, resulting in a gain of $1.2 million.
During the three months ended June 30, 2013, the Company sold or otherwise disposed of property and equipment for proceeds of $18.1 million and recognized gains of $4.5 million. During the six months ended June 30, 2013, the Company sold or otherwise disposed of property and equipment, including the transactions described above, for cash proceeds of $38.5 million and net receivables of $11.4 million, of which $10.7 million was received in July 2013, resulting in gains of $15.2 million. In addition, the Company recognized previously deferred gains of $0.1 million.

6.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
Combined Condensed Financials. Summarized financial information for Dart Holding Company Ltd. ("Dart"), in which the Company has a 50% ownership interest was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating Revenues	$10,873	$13,130	$21,649	$24,712
Costs and Expenses:
Operating and administrative	8,348	8,645	16,107	17,196
Depreciation	1,284	1,359	2,582	2,709
	9,632	10,004	18,689	19,905
Operating Income	$1,241	$3,126	$2,960	$4,807
Net Income	$929	$3,563	$2,104	$1,469

7.	INCOME TAXES
The following table shows the effective income tax rate on continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Statutory rate	35.0%	35.0%	35.0%	35.0%
Non-deductible expenses (1)	0.2%	0.6%	—%	(1.4)%
Minority interest	0.6%	—%	0.5%	—%
State taxes	0.1%	1.2%	1.2%	0.5%
Effective Tax Rate	35.9%	36.8%	36.7%	34.1%
____________________
(1) Non-deductible expenses are related primarily to share-based payments.

8.	LONG-TERM DEBT
The Company’s borrowings as of the periods indicated were as follows (in thousands):

	June 30, 2013	December 31, 2012
7.750% Senior Notes (excluding unamortized discount of $3.3 million)	$200,000	$200,000
Senior Secured Revolving Credit Facility	50,000	50,000
Promissory Notes	31,704	33,098
	281,704	283,098
Less: Portion due with one year	(2,787)	(2,787)
Less: Debt discount, net	(3,250)	(3,363)
Total Long-Term Debt	$275,667	$276,948
7.750% Senior Notes. On December 7, 2012, the Company issued $200.0 million aggregate principal amount of its 7.750% senior unsecured notes due December 15, 2022 (the “7.750% Senior Notes”) and received net proceeds of $191.9 million. Interest on the 7.750% Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year.
Senior Secured Revolving Credit Facility. As of June 30, 2013, the Company had $50.0 million of outstanding borrowings under its senior secured revolving credit facility (“Revolving Credit Facility”). As of June 30, 2013, the remaining availability under this facility was $149.3 million, net of issued letters of credit of $0.7 million. During the six months ended June 30, 2013, the Company had borrowings of $15.0 million and made repayments of $15.0 million. In July 2013, we repaid $15.0 million outstanding under the Revolving Credit Facility resulting in available capacity of $164.3 million at July 31, 2013.
Promissory Notes. During the six months ended June 30, 2013, the Company made scheduled payments on other long-term debt of $1.4 million.

9.	COMMITMENTS AND CONTINGENCIES
Fleet
The Company’s unfunded capital commitments as of June 30, 2013 consisted primarily of agreements to purchase helicopters and totaled $205.6 million, of which $10.6 million is payable during the remainder of 2013 with the balance payable through 2017. The Company also had $1.1 million of deposits paid on options not yet exercised. The Company may terminate $174.6 million of its total commitments (inclusive of deposits paid on options not yet exercised) without further liability other than liquidated damages of $11.8 million in the aggregate.
Included in these commitments are orders to purchase ten AW189 heavy helicopters and five AW169 light twin helicopters. The AW189 heavy helicopters are scheduled to be delivered in 2014 through 2017. Delivery dates for the AW169 light twin helicopters have yet to be determined. In addition, the Company had outstanding options to purchase up to an additional eight AW139 medium helicopters and ten AW189 heavy helicopters. If these options were exercised, the helicopters would be delivered beginning in 2013 through 2017.
Subsequent to June 30, 2013, the Company exercised options to acquire three AW139 helicopters. Two of the AW139 helicopters are scheduled to be delivered by year-end 2013, and one is scheduled for delivery in mid-2014. Upon exercise of these options, the unfunded capital commitments for these three AW139 helicopters were $35.9 million.
Matters that Could Impact the Company's Investments
In July 2011, the Company acquired an interest in Aeróleo which was reflected in the Company's financial statements as an equity investment. Subsequently, Aeróleo has experienced operating and financial difficulties arising from, among other matters, the following:

•	in August 2011, Petrobras Brazil cancelled its AW139 award with Aeróleo, and, as a result, these helicopters remained idle from August 2011 until late November 2012;

•	suspension from flight operations of the EC225 on a global basis;

•	effective April 1, 2013, suspension of and non-payment by Petrobras Brazil of all EC225 contracts through the duration of the EC225 helicopter suspension; and

•	financial difficulties experienced by another customer which could impair its ability to pay its receivables owed to Aeróleo.

In March 2012, the Company recorded an impairment charge of $5.9 million, net of tax, on its investment in and advances to Aeróleo resulting in a write-down of the investment to nil in 2012. As of June 30, 2013, the Company had deferred the recognition of $12.2 million of revenues owed by Aeróleo as a result of Aeróleo's operating difficulties, and Aeróleo's partners have contributed $9.2 million of shareholder debt to Aeróleo since March 2012 to address Aeróleo's financial challenges. In addition to these operating and financial difficulties, the Company is currently in a dispute with its partner in Aeróleo with respect to the Company's contractual shareholder rights in connection with any attempted sale or transfer of the partner's interests, which is being resolved through arbitration. A continuation of any combination of these operating and financial difficulties or the ongoing dispute with the Company's partner, taken separately or together, may impede Aeróleo's ability to pay for equipment leased from the Company, necessitate an infusion of capital from the Company to allow Aeróleo to continue to operate and adversely impact the Company's results of operations.
Other
In the normal course of its business, the Company becomes involved in various litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining the Company's potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company's estimates of that exposure could occur, but the Company does not expect such changes in estimated costs would have a material effect on the Company's consolidated financial position, results of operations or cash flows.

10.	SERIES A PREFERRED STOCK
On January 31, 2013, as part of the Recapitalization, SEACOR exchanged its 1,400,000 shares of Series A preferred stock, which represented all of the Company's Series A preferred stock then outstanding, for shares of newly-issued Era Group common stock. During the first quarter of 2013, the Company paid outstanding accrued dividends of $5.0 million to SEACOR (See Note 1).

11.	EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per common share of the Company are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings (loss) per common share of the Company are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the if-converted method and/or treasury method. Dilutive securities for this purpose assumes all common shares have been issued and outstanding during the relevant periods pursuant to the conversion of all outstanding Series A preferred stock, restricted stock grants have vested and common shares have been issued pursuant to the exercise of outstanding stock options.
Computations of basic and diluted earnings per common share of the Company were as follows (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income (Loss) Attributable to Common Shares	$5,055	$1,514	$11,028	$(5,219)
Shares:
Weighted average number of common shares outstanding—basic	20,140,105	24,500,000	20,793,529	24,500,000
Assumed conversion of Series A Preferred Stock (1)	—	—	—	—
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method(2)	—	—	—	—
Weighted average number of common shares outstanding—diluted	20,140,105	24,500,000	20,793,529	24,500,000

Basic and Diluted Earnings (Loss) per Common Share	$0.25	$0.06	$0.53	$(0.21)
____________________

(1) Excludes nil and 1,209,315 for the three and six month periods ending June 30, 2013, respectively, and 6,445,883 and 6,283,654 for the three and six months ending June 30, 2012, respectively, weighted average common shares for the conversion of Series A preferred stock as the effect of their inclusion would have been antidilutive.
(2) Excludes 339,258 and 194,122 for the three and six month periods ending June 30, 2013, respectively, weighted average common shares for certain share awards as the effect of their inclusion would have been antidilutive. No share awards existed in the respective periods in 2012.

12.	RELATED PARTY TRANSACTIONS
Prior to the Spin-off, as part of a consolidated group, certain costs and expenses of the Company were borne by SEACOR and charged to the Company. These costs and expenses are included in both operating expenses and administrative and general expenses in the accompanying consolidated statements of operations. The Company entered into various agreements with SEACOR in connection with the separation, including an Amended and Restated Transition Services Agreement, Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement and the Series B Preferred Stock Exchange Agreement. These costs are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Payroll costs for SEACOR personnel assigned to the Company and participation in SEACOR employee benefit plans, defined contribution plan and share award plans	$—	$1,865	$5	$3,838
Shared services allocation for administrative support	—	684	299	1,248
Shared services under the Amended and Restated Transition Services Agreement	843	—	1,405	—
	$843	$2,549	$1,709	$5,086
During the first quarter of 2013, the Company also paid outstanding accrued dividends of $5.0 million on the Series A preferred stock to SEACOR.
As of June 30, 2013, the Company recorded a payable due to SEACOR of $0.2 million. As of December 31, 2012, the Company recorded a receivable due from SEACOR of $1.0 million.

13.	SHARE-BASED COMPENSATION
Transactions in connection with the Company’s share-based compensation plans during the six months ended June 30, 2013 were as follows:

Director stock awards granted	45,510
Restricted stock awards granted	221,800
Restricted stock awards canceled	2,500
Stock option activities:
Outstanding as of December 31, 2012	—
Converted stock options	169,058
Granted	200,000
Exercised	(33,166)
Forfeited	—
Expired	—
Outstanding as of June 30, 2013	335,892
Effective January 14, 2013, the Company adopted the Era Group Inc. 2012 Incentive Plan (“2012 Plan”) under which a maximum of 4,000,000 shares of common stock, par value $0.01 per share, are reserved for issuance. Awards granted under the 2012 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other share-based awards (payable in cash or common stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. As of June 30, 2013, 3,363,632 shares remained available for grant under the 2012 Plan.

Total share-based compensation expense, which includes stock options and restricted stock, totaled $0.5 million and $0.8 million for the three and six months ended June 30, 2013, respectively. A portion of the restricted stock awards are performance- based. The Company has assessed the probability of meeting the criteria and has recorded the appropriate expense.
During the six months ended June 30, 2013, the Company awarded 267,310 shares of restricted stock at an average grant date fair value of $21.23 per share, granted 200,000 stock options and converted 37,900 options to purchase SEACOR common stock held by Era Group employees and directors prior to the Spin-off into 169,058 options to purchase Era Group common stock. The fair value used for the converted stock options was evaluated before and after the Spin-off and there was no change. The following table shows the assumptions used to compute the share-based compensation expense for stock options granted during the six months ended June 30, 2013:

Risk free interest rate	0.81%
Expected life (years)	5
Volatility	50%
Dividend yield	—%
Weighted average exercise price of options granted	$18.95 per option
Weighted average grant-date fair value of options granted	$7.87 per option

14.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
On December 7, 2012, the Company issued $200.0 million aggregate principal amount of its 7.750% Senior Notes. The Company’s payment obligations under the 7.750% Senior Notes are jointly and severally guaranteed by all of the Company’s existing wholly-owned U.S. subsidiaries that guarantee the Revolving Credit Facility and its future U.S. subsidiaries that guarantee the Revolving Credit Facility or other material indebtedness the Company may incur in the future (the “Guarantors”). All the Guarantors currently guarantee the Revolving Credit Facility. The guarantees of the Guarantors are full and unconditional.
As a result of the guarantee arrangements, the Company is presenting the following condensed consolidating balance sheets, statements of operations, comprehensive income and cash flows for Era Group Inc. (“Parent Company Only”), for the Guarantors and for our other subsidiaries (“Non-Guarantor Subsidiaries”).

Supplemental Condensed Consolidating Balance Sheet as of June 30, 2013

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$16,437	$9,547	$1,361	$—	$27,345
Receivables:
Trade, net of allowance for doubtful accounts of $3,010	—	40,362	—	—	40,362
Other	131	14,814	—	(55)	14,890
Intercompany receivables	558,767	—	—	(558,767)	—
Inventories, net	—	26,223	—	—	26,223
Deferred income taxes	6,043	—	—	(2,401)	3,642
Prepaid expenses and other	47	2,807	—	—	2,854
Escrow deposits		16,010	—	—	16,010
Total current assets	581,425	109,763	1,361	(561,223)	131,326
Property and Equipment	—	1,001,161	11,500	—	1,012,661
Accumulated depreciation	—	(250,233)	(1,380)	—	(251,613)
Net property and equipment	—	750,928	10,120	—	761,048
Investments, at Equity, and Advances to 50% or Less Owned Companies	—	35,529	—	—	35,529
Investments, at Equity in Consolidated Subsidiaries	100,308	—	—	(100,308)	—
Goodwill	—	352	—	—	352
Other Assets	5,832	11,468	—	—	17,300
Total Assets	$687,565	$908,040	$11,481	$(661,531)	$945,555
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$217	$15,376	$203	$—	$15,796
Accrued wages and benefits	—	6,976	—	—	6,976
Accrued interest	752	18	—	—	770
Intercompany payables	10,739	535,018	11,284	(557,041)	—
Current portion of long-term debt	—	2,787	—	—	2,787
Other current liabilities	1,232	4,075	—	(54)	5,253
Total current liabilities	12,940	564,250	11,487	(557,095)	31,582
Long-Term Debt	246,750	28,917	—	—	275,667
Deferred Income Taxes	—	207,460	—	(2,973)	204,487
Deferred Gains and Other Liabilities	—	4,384	—	1,563	5,947
Total liabilities	259,690	805,011	11,487	(558,505)	517,683

Equity:
Era Group Inc. stockholders' equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,181,559 issued and outstanding in 2013 (exclusive of 2,500 treasury shares)	202	—	—	—	202
Additional paid-in capital	420,056	99,845	496	(100,341)	420,056
Retained earnings (accumulated deficit)	7,724	3,187	(502)	(2,685)	7,724
Treasury shares, at cost (2,500 in 2013)	(63)	—	—	—	(63)
Accumulated other comprehensive loss, net of tax	(44)	—		—	(44)
	427,875	103,032	(6)	(103,026)	427,875
Noncontrolling interest in subsidiary	—	(3)	—	—	(3)
Total equity	427,875	103,029	(6)	(103,026)	427,872
Total Liabilities and Stockholders’ Equity	$687,565	$908,040	$11,481	$(661,531)	$945,555

Supplemental Condensed Consolidating Balance Sheet as of December 31, 2012

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$2,258	$8,558	$689	$—	$11,505
Receivables:
Trade, net of allowance for doubtful accounts of $2,668	—	48,217	310	—	48,527
Other	971	3,742	—	—	4,713
Due from SEACOR and affiliates	560,327	—	—	(560,327)	—
Inventories, net	—	26,650	—	—	26,650
Deferred income taxes	4,625	—	—	(983)	3,642
Prepaid expenses and other	—	1,803	—	—	1,803
Total current assets	568,181	88,970	999	(561,310)	96,840
Property and Equipment	—	1,018,776	11,500	—	1,030,276
Accumulated depreciation	—	(241,436)	(1,035)	—	(242,471)
Net property and equipment	—	777,340	10,465	—	787,805
Investments, at Equity, and Advances to 50% or Less Owned Companies	—	34,696	—	—	34,696
Investments, at Equity in Consolidated Subsidiaries	100,101	9,782	—	(109,883)	—
Goodwill	—	352	—	—	352
Other Assets	5,958	24,374	—	(12,461)	17,871
Total Assets	$674,240	$935,514	$11,464	$(683,654)	$937,564
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$—	$15,618	$85	$—	$15,703
Accrued wages and benefits	—	4,576	—	—	4,576
Accrued interest	1,357	44	—	—	1,401
Intercompany payables	5,491	560,323	10,965	(576,779)	—
Current portion of long-term debt	—	2,787	—	—	2,787
Other current liabilities	1,445	3,787	—	—	5,232
Total current liabilities	8,293	587,135	11,050	(576,779)	29,699
Long-Term Debt	246,637	30,311	—	—	276,948
Deferred Income Taxes	—	204,520	—	(984)	203,536
Deferred Gains and Other Liabilities	—	7,864	—	—	7,864
Total liabilities	254,930	829,830	11,050	(577,763)	518,047
Series A Preferred Stock, at redemption value; $0.01 par value, 10,000,000 shares authorized; none issued and outstanding in 2013; 1,400,000 shares issued and outstanding in 2012	144,232	—	—	—	144,232
Equity:
Era Group Inc. stockholders' equity:
Class B common stock, $0.01 par value, 60,000,000 shares authorized; 24,500,000 issued and outstanding	245	—	—	—	245
Additional paid-in capital	278,838	109,674	496	(110,170)	278,838
Accumulated deficit	(4,025)	(4,217)	(82)	4,299	(4,025)
Accumulated other comprehensive income, net of tax	20	20	—	(20)	20
	275,078	105,477	414	(105,891)	275,078
Noncontrolling interest in subsidiary	—	207	—	—	207
Total equity	275,078	105,684	414	(105,891)	275,285
Total Liabilities and Stockholders’ Equity	$674,240	$935,514	$11,464	$(683,654)	$937,564

Supplemental Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2013

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenues	$—	$73,913	$324	$—	$74,237
Costs and Expenses:
Operating	—	46,742	203	—	46,945
Administrative and general	1,602	7,942	1	—	9,545
Depreciation	—	11,259	172	—	11,431
	1,602	65,943	376	—	67,921
Gains on Asset Dispositions, Net	—	4,476	—	—	4,476
Operating Income (Loss)	(1,602)	12,446	(52)	—	10,792
Other Income (Expense):
Interest income	19	130	1	—	150
Interest expense	(4,384)	(229)	—	—	(4,613)
Intercompany interest	8,102	(7,944)	(158)	—	—
Derivative gains, net	—	21	—	—	21
Foreign currency gains, net	—	315	—	—	315
Other, net	6	2	1	—	9
	3,743	(7,705)	(156)	—	(4,118)
Income (Loss) Before Income Tax Expense and Equity in Earnings of 50% or Less Owned Companies and Subsidiaries	2,141	4,741	(208)	—	6,674
Income Tax Expense	778	1,620	—	—	2,398
Income (Loss) Before Equity in Earnings of 50% or Less Owned Companies and Subsidiaries	1,363	3,121	(208)	—	4,276
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	—	674	—	—	674
Equity in Earnings (Losses) of Subsidiaries	3,587	—	—	(3,587)	—
Net Income (Loss)	4,950	3,795	(208)	(3,587)	4,950
Net Loss attributable to Noncontrolling Interest in Subsidiary	—	105	—	—	105
Net Income (Loss) attributable to Era Group Inc.	4,950	3,900	(208)	(3,587)	5,055
Net Income (Loss) attributable to Common Shares	$4,950	$3,900	$(208)	$(3,587)	$5,055

Supplemental Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2013

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenues	$—	$141,285	$679	$—	$141,964
Costs and Expenses:
Operating	—	89,624	437	—	90,061
Administrative and general	2,898	15,780	1	—	18,679
Depreciation	—	22,747	345	—	23,092
	2,898	128,151	783	—	131,832
Gains on Asset Dispositions, Net	—	15,277	—	—	15,277
Operating Income (Loss)	(2,898)	28,411	(104)	—	25,409
Other Income (Expense):
Interest income	35	260	2	—	297
Interest expense	(8,857)	(488)	—	—	(9,345)
Intercompany interest	16,500	(16,182)	(318)	—	—
SEACOR management fees	(168)	—	—	—	(168)
Derivative gains, net	—	18	—	—	18
Foreign currency (losses) gains, net	(1)	57	—	—	56
Other, net	6	6	—	—	12
	7,515	(16,329)	(316)	—	(9,130)
Income (Loss) Before Income Tax Expense and Equity in Earnings of 50% or Less Owned Companies and Subsidiaries	4,617	12,082	(420)	—	16,279
Income Tax Expense	289	5,687	—	—	5,976
Income (Loss) Before Equity in Earnings of 50% or Less Owned Companies and Subsidiaries	4,328	6,395	(420)	—	10,303
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	—	1,236	—	—	1,236
Equity in Earnings (Losses) of Subsidiaries	7,211	—	—	(7,211)	—
Net Income (Loss)	11,539	7,631	(420)	(7,211)	11,539
Net Loss attributable to Noncontrolling Interest in Subsidiary	—	210	—	—	210
Net Income (Loss) attributable to Era Group Inc.	11,539	7,841	(420)	(7,211)	11,749
Accretion of redemption value on Series A Preferred Stock	721	—	—	—	721
Net Income (Loss) attributable to Common Shares	$10,818	$7,841	$(420)	$(7,211)	$11,028

Supplemental Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2012

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenues	$—	$62,985	$—	$—	$62,985
Costs and Expenses:
Operating	—	39,002	—	—	39,002
Administrative and general	289	6,906	—	—	7,195
Depreciation	—	10,464	—	—	10,464
	289	56,372	—	—	56,661
Gains on Asset Dispositions, Net	—	1,077	—	—	1,077
Operating Income (Loss)	(289)	7,690	—	—	7,401
Other Income (Expense):
Interest income	16	233	—	—	249
Interest expense	(2,100)	(280)	—	—	(2,380)
Intercompany interest	4,275	(4,275)	—	—	—
SEACOR management fees	(500)	—	—	—	(500)
Derivative losses, net	—	(180)	—	—	(180)
Foreign currency losses, net	—	(12)	—	—	(12)
	1,691	(4,514)	—	—	(2,823)
Income Before Income Tax Expense and Equity in Earnings (Losses) of 50% or Less Owned Companies and Subsidiaries	1,402	3,176	—	—	4,578
Income Tax Expense	691	995	—	—	1,686
Income Before Equity in Earnings (Losses) of 50% or Less Owned Companies and Subsidiaries	711	2,181	—	—	2,892
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	—	757	—	—	757
Equity in Earnings (Losses) of Subsidiaries	2,938	—	—	(2,938)	—
Net Income attributable to Era Group Inc.	3,649	2,938	—	(2,938)	3,649
Accretion of redemption value on Series A Preferred Stock	2,135	—	—	—	2,135
Net Income attributable to Common Shares	$1,514	$2,938	$—	$(2,938)	$1,514

Supplemental Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2012

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenues	$—	$124,037	$—	$—	$124,037
Costs and Expenses:
Operating	—	78,678	—	—	78,678
Administrative and general	2,908	13,964	—	—	16,872
Depreciation	—	20,094	—	—	20,094
	2,908	112,736	—	—	115,644
Gains on Asset Dispositions, Net	—	2,842	—	—	2,842
Operating Income (Loss)	(2,908)	14,143	—	—	11,235
Other Income (Expense):
Interest income	50	531	—	—	581
Interest expense	(3,771)	(577)	—	—	(4,348)
Intercompany interest	8,009	(8,009)	—	—	—
SEACOR management fees	(1,000)	—	—	—	(1,000)
Derivative losses, net	—	(304)	—	—	(304)
Foreign currency gains, net	—	905	—	—	905
Other, net	—	30	—	—	30
	3,288	(7,424)	—	—	(4,136)
Income Before Income Tax Expense and Equity in Earnings (Losses) of 50% or Less Owned Companies and Subsidiaries	380	6,719	—	—	7,099
Income Tax Expense	335	2,085	—	—	2,420
Income Before Equity in Earnings (Losses) of 50% or Less Owned Companies and Subsidiaries	45	4,634	—	—	4,679
Equity in Losses of 50% or Less Owned Companies, Net of Tax	—	(5,663)	—	—	(5,663)
Equity in Earnings (Losses) of Subsidiaries	(1,029)	—	—	1,029	—
Net Loss attributable to Era Group Inc.	(984)	(1,029)	—	1,029	(984)
Accretion of redemption value on Series A Preferred Stock	4,235	—	—	—	4,235
Net Loss attributable to Common Shares	$(5,219)	$(1,029)	$—	$1,029	$(5,219)

Supplemental Statement of Comprehensive Income (Loss) for the Three Months Ended June 30, 2013

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Income (Loss)	$4,950	$3,795	$(208)	$(3,587)	$4,950
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	64	64	—	(64)	64
Income tax expense	(23)	(23)	—	23	(23)
	41	41	—	(41)	41
Comprehensive Income (Loss)	4,991	3,836	(208)	(3,628)	4,991
Comprehensive Loss attributable to Noncontrolling Interest in Subsidiary	105	105	—	(105)	105
Comprehensive Income (Loss) attributable to Era Group Inc.	$5,096	$3,941	$(208)	$(3,733)	$5,096

Supplemental Statement of Comprehensive Income (Loss) for the Six Months Ended June 30, 2013

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Income (Loss)	$11,539	$7,631	$(420)	$(7,211)	$11,539
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(98)	(98)	—	98	$(98)
Income tax benefit	34	34	—	(34)	$34
	(64)	(64)	—	64	(64)
Comprehensive Income (Loss)	11,475	7,567	(420)	(7,147)	11,475
Comprehensive Loss attributable to Noncontrolling Interest in Subsidiary	210	210	—	(210)	$210
Comprehensive Income (Loss) attributable to Era Group Inc.	$11,685	$7,777	$(420)	$(7,357)	$11,685

Supplemental Statement of Comprehensive Income (Loss) for the Three Months Ended June 30, 2012

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Income	$3,649	$2,938	$—	$(2,938)	$3,649
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(294)	(294)	—	294	(294)
Income tax benefit	103	103	—	(103)	103
	(191)	(191)	—	191	(191)
Comprehensive Income (Loss) attributable to Era Group Inc.	$3,458	$2,747	$—	$(2,747)	$3,458

Supplemental Statement of Comprehensive Income (Loss) for the Six Months Ended June 30, 2012

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Income (Loss)	$(984)	$—	$—	$—	$(984)
Other Comprehensive Income (Loss):					$—
Foreign currency translation adjustments	686	686	—	(686)	$686
Income tax expense	(240)	(240)	—	240	$(240)
	446	446	—	(446)	446
Comprehensive Income (Loss) attributable to Era Group Inc.	$(538)	$446	$—	$(446)	$(538)

Supplemental Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2013

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$17,955	$9,147	$672	$—	$27,774
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(30,643)	—	—	(30,643)
Proceeds from disposition of property and equipment	—	38,492	—	—	38,492
Principal payments on notes due from equity investees	—	713	—	—	713
Principal payments on third party notes receivable, net	—	551	—	—	551
Net increase in escrow deposits	—	(16,010)	—	—	(16,010)
Net cash used in investing activities	—	(6,897)	—	—	(6,897)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	15,000	—	—	—	15,000
Payments on long-term debt	(15,000)	(1,394)	—	—	(16,394)
Dividends paid on Series A preferred stock	(4,953)	—	—	—	(4,953)
Proceeds and tax benefits from share award plans	535	—	—	—	535
Settlement of SEACOR options with Era Group options	706	—	—	—	706
Net cash used in financing activities	(3,712)	(1,394)	—	—	(5,106)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(64)	133	—		69
Net Increase in Cash and Cash Equivalents	14,179	989	672	—	15,840
Cash and Cash Equivalents, Beginning of Year	2,258	8,558	689	—	11,505
Cash and Cash Equivalents, End of Year	$16,437	$9,547	$1,361	$—	$27,345

Supplemental Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2012

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash (used in) provided by operating activities	$(93,603)	$68,637	$—	$—	$(24,966)
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(87,034)	—	—	(87,034)
Proceeds from disposition of property and equipment	—	4,526	—	—	4,526
Cash settlements on derivative transactions, net	—	(202)	—	—	(202)
Investments in and advances to 50% or less owned companies	—	(825)	—	—	(825)
Principal payments on notes due from equity investees	—	780	—	—	780
Principal payments on third party notes receivable, net	—	566	—	—	566
Net cash used in investing activities	—	(82,189)	—	—	(82,189)
Cash Flows from Financing Activities:					—
Proceeds from issuance of long-term debt	38,000	—	—	—	38,000
Payments on long-term debt	(30,000)	(1,394)	—	—	(31,394)
Issuance of Series B preferred stock	30,000	—	—	—	30,000
Net cash provided by (used in) financing activities	38,000	(1,394)	—	—	36,606
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	548	—	—	548
Net Decrease in Cash and Cash Equivalents	(55,603)	(14,398)	—	—	(70,001)
Cash and Cash Equivalents, Beginning of Year	63,044	16,078	—	—	79,122
Cash and Cash Equivalents, End of Year	$7,441	$1,680	$—	$—	$9,121

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2012.
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

•	activity in foreign countries and changes in foreign political, military and economic conditions;

•	the failure to maintain an acceptable safety record;

•	the dependence on a small number of customers;

•	consolidation of the Company's customer base;

•	the ongoing need to replace aging helicopters;

•	industry fleet capacity;

•	restrictions imposed by the U.S. federal aviation laws and regulations on the amount of foreign ownership of the Company's common stock;

•	operational risks;

•	risks associated with our debt structure;

•	operational and financial difficulties of our joint ventures and partners;

•	effects of adverse weather conditions and seasonality;

•	adequacy of insurance coverage;

•	the attraction and retention of qualified personnel; and

•	various other matters and factors, many of which are beyond the Company's control.
In addition, these statements constitute Era Group's cautionary statements under the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors. Consequently, the foregoing should not be considered a complete discussion of all potential risks or uncertainties. The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. Era Group disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in Era Group's expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect Era Group's businesses, particularly those mentioned under “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, the Company's subsequent Quarterly Reports on Form 10-Q and the Company's periodic reporting on Form 8-K (if any).
Overview
We are one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the U.S., which is our primary area of operations. In the last twelve months ended June 30, 2013, approximately 55% and 17% of our total operating revenues were earned in the U.S. Gulf of Mexico and Alaska, respectively. We also provide helicopters and related services to third-party helicopter operators in other countries. In addition to our U.S. customers, we currently have customers in Brazil, Canada, India, Mexico, Norway, Spain, Sweden, the United Kingdom and Uruguay. Our helicopters are primarily used to transport personnel to, from and between offshore installations, drilling rigs and platforms.
Consequently, our results are primarily driven by the offshore oil and gas industry, which is highly cyclical with demand linked to the price of oil and gas and expectations about future prices, and tends to fluctuate depending on many factors, including global economic activity and levels of inventory. The availability of acreage and local tax incentives or disincentives and requirements for maintaining interests in leases also affect activity levels in the oil and gas industry. Because our activities supporting the offshore oil and gas market are largely focused on longer-term production, maintenance and inspection work rather than on short-term exploration and development projects, the level of demand for our services does not experience the full extent of such volatility.
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
Our Strategy
Our goal is to be a leading global provider of helicopter transport and related services. The following are potential opportunities which we regularly review:
Expand into new and growing geographic markets—We believe there are significant opportunities in offshore oil and gas markets outside of the U.S., and we continually seek to access these growth markets. In July 2011, we acquired an interest in Aeróleo Taxi Aéreo S/A (“Aeróleo”), a Brazilian company servicing the Brazilian offshore oil and gas industry and to which we contract-lease helicopters and provide support services. In January 2013, we commenced a new oil and gas contract in Uruguay where we are operating a medium helicopter for a customer. We also have working relationships with operators in Africa, Asia, Europe and Australia. We believe that several of these markets are underserved by larger multinational helicopter operators and, as a result, provide us with opportunities for growth.
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
Pursue joint ventures and strategic acquisitions—In addition to expanding and diversifying our fleet, we have grown our business and entered new markets through joint ventures. Since 2004, we have entered into six joint ventures and partnering arrangements, including Aeróleo, Dart, Era do Brazil LLC, Era Training, Heli-Union Era Australia Pty Ltd. and Lake Palma S.L. (“Lake Palma”). We regularly seek to identify potential joint venture opportunities, as well as pursue strategic acquisitions when available. For instance, in 2007, we acquired the air medical services operations of Keystone Helicopter Corporation. We will continue to build upon the expertise, relationships and buying power in our operating businesses to develop other business opportunities and sources of revenue.
Market Outlook
Supported by growing demand and attractive oil and gas prices, global offshore exploration, production and development activity continues to move into deepwater areas. The U.S. Gulf of Mexico has been positively impacted by the continuing recovery from the permitting delays following the Deepwater Horizon incident in 2010. The national mandate in Brazil to significantly increase its production over the next five years and beyond and ongoing growth in the deepwater fields off of its coast will necessitate investment in infrastructure and associated services. We believe the trend of these activities will translate into greater demand for medium and heavy helicopters in those markets.
Following the Deepwater Horizon incident in the U.S. Gulf of Mexico, the Bureau of Safety and Environmental Enforecement (BSEE) has been charged by the U.S. federal government to work to promote safety, protect the environment and conserve resources offshore through vigorous regulatory oversight and enforcement. BSEE provides regulatory oversight focused on compliance by operators with applicable environmental and operational regulations outlined for leases in federal waters. Current and pending oil and gas activities in the U.S. Gulf of Mexico should necessitate sustained levels of mandated BSEE inspection programs, which we believe will increase demand for services provided to government agencies.
In May 2013, Alaska passed legislation reforming Alaska's oil tax system to attract new investment and increase production on the North Slope while also streamlining the state's oil and gas permitting process. A resurgence of activity on the North Slope has also been fueled by technological breakthroughs and higher oil and gas prices. Alaska has limited transportation infrastructure, which we believe increases the need for aviation services.
Recent Events
EC225 Helicopters
In 2012, there were multiple ditchings of EC225 helicopters that led major global operators to indefinitely suspend EC225 helicopter operations. One of the helicopters ditched was under contract-lease from us to one of our customers, while the other two were owned and operated by parties unrelated to us.
Currently, none of our contracts for EC225 helicopters have been cancelled. We continue to earn revenues associated with our EC225 helicopters under contract-leases in the North Sea.
The suspension of the EC225 exacerbated operating difficulties for our Brazilian joint venture, Aeróleo, described below. We contract-lease three EC225 helicopters to Aeróleo, which are under contract with Petrobras Brazil. Petrobras Brazil notified Aeróleo and the other operators in Brazil that it would unilaterally suspend all EC225 contracts effective April 1, 2013 through the duration of the EC225 helicopter suspension, alleging that the helicopter cannot meet the terms of the contract. Aeróleo has not received payments for its EC225 helicopters under contract with Petrobras Brazil since April 2013. As further discussed below, this has weakened Aeróleo's financial position and could adversely impact the Company's results of operations.
We are not collecting revenues on the EC225 helicopters we operate in the U.S. Gulf of Mexico since those helicopters are not flying. Instead, we are earning revenue on the medium helicopters being used to replace the EC225 helicopters in support of these customer contracts.  To the extent the EC225 helicopter operations remain suspended for a prolonged period of time, our results of operations could continue to be adversely affected.
Eurocopter, a division of European Aeronautic Defense and Space Company and manufacturer of the EC225 helicopters, through an internal investigation identified the root cause of the EC225 helicopter service failures and implemented engineering solutions, prevention and detection measures to remedy the matters that led to the suspension. On July 10, 2013, the European Aviation Safety Agency (EASA) regulatory authority approved these measures, and the United Kingdom Civil Aviation Authority lifted operational restrictions. The Civil Aviation Authority of Norway followed suit on July 19, 2013. These measures and related regulatory approvals are expected to allow the full return to service of the EC225 helicopters on a worldwide basis. Two of the

Company's EC225 helicopters in the U.S. Gulf of Mexico have now returned to service, and we plan to resume operations of the two other EC225 helicopters in the U.S. Gulf of Mexico by the end of August.
Aeróleo
We acquired an interest in Aeróleo in July 2011, and, in that same month, Aeróleo received notice that it was successful in its bid to place four AW139 helicopters on contract with Petrobras Brazil. In turn, Aeróleo entered into contract-leases with us for the helicopters, which we then mobilized to Brazil. In August 2011, Petrobras Brazil cancelled the award for Aeróleo’s AW139 helicopters in response to an accident involving an AW139 helicopter on contract with Petrobras Brazil from one of our competitors. As a result, four of our AW139 helicopters under contract-lease to Aeróleo remained idle from August 2011 until late November 2012. In November 2012, in response to the suspension of the use of EC225 helicopters described above, Petrobras Brazil issued an emergency tender pursuant to which Aeróleo executed contracts with Petrobras Brazil to begin utilizing these four AW139 helicopters. As noted above, Petrobras Brazil notified Aeróleo and the other operators in Brazil that it would unilaterally suspend all EC225 helicopter contracts effective April 1, 2013 through the duration of the EC225 helicopter suspension, alleging that the helicopter cannot meet the terms of the contract. Aeróleo has not received payments for its EC225 helicopters under contract with Petrobras Brazil since April 2013. Another Aeróleo customer, OGX Petroleo & Gas Participacoes SA (“OGX”), has recently experienced financial difficulties, share price declines and a substantial increase in its borrowing costs. These financial difficulties could impair OGX's ability to pay its receivables to Aeróleo, which could, in turn, impair Aeróleo's ability to make its contract-lease payments owed to us and impact our revenue. As previously noted, we currently recognize revenues from Aeróleo only as cash is received. In addition to these operating and financial difficulties, we are currently in a dispute with our partner in Aeróleo with respect to our contractual shareholder rights in connection with any attempted sale or transfer of our partner's interests, which is being resolved through arbitration.
In March 2012, we recorded an impairment charge of $5.9 million, net of tax, on our investment in and advances to Aeróleo resulting in a write-down of our investment to nil in 2012. As of June 30, 2013, we have deferred the recognition of $12.2 million of revenue owed by Aeróleo as a result of Aeróleo's operating difficulties, and Aeróleo's partners have contributed $9.2 million of shareholder debt to Aeróleo since March 2012 to address Aeróleo's financial challenges. A continuation of any combination of these operating and financial difficulties or the ongoing dispute with our partner, taken separately or together, may impede Aeróleo's ability to pay for equipment leased from us, necessitate an infusion of capital from us to allow Aeróleo to continue to operate and adversely impact our results of operations.
Fleet Expansion
At June 30, 2013, we had unfunded capital commitments consisting primarily of agreements to purchase helicopters totaling $205.6 million, including ten AW189 heavy helicopters and five AW169 light twin helicopters. In addition, we had outstanding options to purchase up to an additional eight AW139 medium helicopters and ten AW189 heavy helicopters. If these options were exercised, the helicopters would be delivered beginning in 2013 through 2017. In July 2013, the Company exercised options to acquire three AW139 medium helicopters, two of which are expected to be delivered by year-end 2013 and one in mid-2014. Upon exercise of these options, the unfunded capital commitments for these three AW139 helicopters were $35.9 million. The Company paid approximately $8.9 million in July 2013 to exercise the three AW139 options and towards deposits on the AW189 helicopter orders and options.

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	59,962	81	53,606	85	113,004	80	99,836	80
Foreign	14,275	19	9,379	15	28,960	20	24,201	20
	74,237	100	62,985	100	141,964	100	124,037	100
Costs and Expenses:
Operating
Personnel	16,797	23	16,724	27	33,930	24	32,423	26
Repairs and maintenance	16,442	22	8,456	13	28,881	20	18,754	15
Insurance and loss reserves	2,778	4	2,413	4	5,259	4	5,159	4
Fuel	5,478	7	5,382	9	10,728	8	10,001	8
Leased-in equipment	189	—	296	—	619	1	741	1
Other	5,261	7	5,731	9	10,644	7	11,600	9
	46,945	63	39,002	62	90,061	64	78,678	63
Administrative and general	9,545	13	7,195	11	18,679	13	16,872	14
Depreciation	11,431	15	10,464	17	23,092	16	20,094	16
	67,921	91	56,661	90	131,832	93	115,644	93
Gains on Asset Dispositions and Impairments, Net	4,476	6	1,077	2	15,277	11	2,842	2
Operating Income	10,792	15	7,401	12	25,409	18	11,235	9
Other Income (Expense):
Interest income	150	—	249	—	297	1	581	—
Interest expense	(4,613)	(6)	(2,380)	(4)	(9,345)	(7)	(4,348)	(4)
SEACOR management fees	—	—	(500)	(1)	(168)	—	(1,000)	(1)
Derivative gains (losses), net	21	—	(180)	—	18	—	(304)	—
Foreign currency gains (losses), net	315	—	(12)	—	56	—	905	1
Other, net	9	—	—	—	12	—	30	—
	(4,118)	(6)	(2,823)	(5)	(9,130)	(6)	(4,136)	(4)
Income Before Income Tax Expense and Equity in Earnings (Losses) of 50% or Less Owned Companies	6,674	9	4,578	7	16,279	12	7,099	5
Income Tax Expense	2,398	3	1,686	3	5,976	4	2,420	2
Income Before Equity in Earnings (Losses) of 50% or Less Owned Companies	4,276	6	2,892	4	10,303	8	4,679	3
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	674	1	757	1	1,236	1	(5,663)	(5)
Net Income (Loss)	4,950	7	3,649	5	11,539	9	(984)	(2)
Net Loss attributable to Noncontrolling Interest	105	—	—	—	210	—	—	—
Net Income (Loss) attributable to Era Group Inc.	5,055	7	3,649	5	11,749	9	(984)	(2)
Accretion of Redemption Value on Series A Preferred Stock	—	—	2,135	3	721	1	4,235	3
Net Income (Loss) attributable to Common Shares	5,055	7	1,514	2	11,028	8	(5,219)	(5)

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, the amount of operating revenues earned by service line.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Oil and Gas: (1)
U.S. Gulf of Mexico	41,909	56	37,816	60	81,318	57	72,014	58
Alaska	9,398	13	6,056	9	17,366	12	9,382	7
International	1,278	2	—	—	2,292	2	—	—
Total Oil and Gas	52,585	71	43,872	69	100,976	71	81,396	65
Contract-leasing	13,074	17	9,379	15	27,021	19	24,376	20
Air Medical Services	3,131	4	4,831	8	6,317	4	11,167	9
Flightseeing	2,794	4	2,617	4	2,794	2	2,619	2
FBO	2,782	4	2,413	4	5,077	4	4,704	4
Eliminations	(129)	—	(127)	—	(221)	—	(225)	—
	74,237	100	62,985	100	141,964	100	124,037	100
____________________
(1) Primarily oil and gas services, including search and rescue, but also includes revenues from activities such as firefighting and utility support.

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Operating revenues were $11.3 million higher in the quarter ended June 30, 2013 (the “Current Year Quarter”) compared with the quarter ended June 30, 2012 (the “Prior Year Quarter”).
Operating revenues from oil and gas operations in the U.S. Gulf of Mexico were $4.1 million higher than 2012. Operating revenues increased $8.6 million due to new medium helicopters being placed in service to support the increased deepwater drilling, completion and production activity in the U.S. Gulf of Mexico and to more flight hours from medium helicopters being used to fill in for the temporarily suspended EC225 helicopters. The increase in operating revenues related to medium helicopters was partially offset by a $4.2 million decrease from heavy helicopters due to the temporary suspension of the EC225 helicopters. In addition, lower utilization levels for light twin and single engine helicopters further offset the increase in operating revenues by $0.5 million.
Operating revenues from oil and gas operations in Alaska were $3.3 million higher primarily due the resumption of services with a major oil and gas customer that had been temporarily suspended in the Prior Year Quarter due to permitting delays.
Operating revenues from international oil and gas operations were $1.3 million higher due to a new contract in Uruguay that was awarded in late 2012 and commenced in January 2013.
Revenues from contract-leasing activities were $3.7 million higher in the Current Year Quarter as a result of a $4.1 million and $1.6 million increase, respectively, in contract-leasing revenues from our Brazilian joint venture, Aeróleo, and a customer in India. Revenues from both of these customers are recognized on a cash receipts basis due to liquidity issues experienced by both customers. We were awarded a contract-lease with a customer in Spain in the second half of 2012, but this contract-lease has now ended due to the customer's failure to secure a contract award. As a result, during the Current Year Quarter we recognized revenues of $0.5 million from scheduled contract-lease payments and $0.5 million from an early termination penalty. These increases were partially offset by $3.2 million from contract-leases that have ended since the Prior Year Quarter.
Operating revenues from air medical services were $1.7 million lower primarily due to the conclusion of three long-term hospital contracts, partially offset by a new contract that began in 2013. The change in contracts is primarily due to a shift in management philosophy designed to enhance profitability on these services and to one customer bringing these services in-house upon conclusion of its contract with us.
Operating revenues from flightseeing and fixed base operations (“FBO”) activities increased by $0.2 million and $0.4 million, respectively, in the Current Year Quarter. This is primarily the result of better weather conditions resulting in more flying activity.
Operating Expenses.  Operating expenses were $7.9 million higher in the Current Year Quarter compared with the Prior Year Quarter driven primarily by repairs and maintenance expenses, which were $8.0 million higher as a result of the timing of repairs in 2013 and the absence of the benefit from $4.2 million of vendor credits in the Prior Year Quarter. In addition, insurance costs were $0.4 million higher due to an overall increase in the value of our fleet in 2013, while other operating expenses decreased by $0.5 million.
Administrative and General. Administrative and general expenses were $2.4 million higher in the Current Year Quarter compared to the Prior Year Quarter. Compensation and employee costs increased $0.7 million as a result of an increase in share-based compensation related to additional equity awards in 2013 following the spin-off from SEACOR, coupled with salary and benefit increases and the recognition of management bonus awards. Legal, professional and other expenses increased by $1.1 million due to additional costs associated with being an independent public company and expenditures related to pending legal cases. The reserve for doubtful accounts increased by $0.3 million due to collection issues associated with a customer in Latin America, and, lastly, costs in relation to services provided by SEACOR under the Amended and Restated Transition Services Agreement increased by $0.2 million in the Current Year Quarter.
Depreciation.  Depreciation expense was $1.0 million higher primarily due to the addition of new and higher cost helicopters.
Gains on Asset Dispositions and Impairments, Net.  During the Current Year Quarter, we sold or otherwise disposed of helicopters and other equipment totaling $18.1 million resulting in a gain of $4.5 million. These amounts included a gain of $4.3 million on the sale of two S76C++ helicopters to a customer who had previously been contract-leasing them and gains of $0.2 million on the sale of other equipment in the normal course of our business. During the Prior Year Quarter, we sold helicopter components and other equipment for cash proceeds of $1.9 million, recognizing gains of $0.9 million, and recognized previously deferred gains of $0.2 million.
Operating Income. Operating income as a percentage of revenues was 15% in the Current Year Quarter compared with 12% in the Prior Year Quarter. Excluding gains on asset dispositions discussed above, operating income as a percentage of revenues was 9% in the Current Year Quarter compared with 10% in the Prior Year Quarter. Repairs and maintenance expenses increased as a result of the timing of repairs in 2013 and the absence of the benefit from $4.2 million of vendor credits in the Prior Year Quarter.
Interest Expense. On December 7, 2012, we completed an offering of $200.0 million aggregate principal amount of 7.750% Senior Notes, the net proceeds of which were used to repay $190.0 million of borrowings outstanding under our Revolving Credit Facility. As a result of the higher interest rate on the notes, interest expense was $2.2 million higher in the Current Year Quarter compared with the Prior Year Quarter.
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
Earnings per Common Share. Earnings per common share was $0.25 in the Current Year Quarter compared to $0.06 in the Prior Year Quarter. On an as adjusted basis, had the Spin-off occurred on January 1 of both periods, basic and diluted earnings (loss) per common share would be as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,
	2013	2012
Net Income Attributable to Common Shares	$5,055	$1,514
Average Shares Outstanding	20,139,924	19,883,583
Per Share, on an adjusted basis	$0.25	$0.08

Current Six Months compared with Prior Six Months
Operating Revenues. Operating revenues were $17.9 million higher in the six months ended June 30, 2013 (the “Current Six Months”) compared with the six months ended June 30, 2012 (the “Prior Six Months”).
Operating revenues from oil and gas operations in the U.S. Gulf of Mexico were $9.3 million higher than 2012. Operating revenues increased $16.1 million due to new medium helicopters being placed in service to support the increased deepwater drilling, completion and production activity in the U.S. Gulf of Mexico and to more flight hours from medium helicopters being used to fill in for the temporarily suspended EC225 helicopters. In addition, operating revenues increased by a further $0.5 million due to higher rates earned on light helicopters, despite fewer hours being flown. The increase in operating revenues related to medium and light helicopters was partially offset by a $7.1 million decrease from heavy helicopters due to the temporary suspension of the EC225 helicopters.
Operating revenues from oil and gas operations in Alaska were $8.0 million higher. The resumption of services with a major oil and gas customer that had been temporarily suspended in the Prior Six Months contributed $5.7 million to this increase, and short-term work related to a drillship running aground contributed a further $2.8 million to the increase. These increases were partially offset by a $0.4 million decrease due to a delay in the start of certain firefighting contracts.
Operating revenues from international oil and gas operations were $2.3 million higher due to a new contract in Uruguay that was awarded in late 2012 and commenced in January 2013.
Revenues from contract-leasing activities were $2.6 million higher in the Current Six Months as a result of a $3.2 million and $0.8 million increase, respectively, in contract-leasing revenues from our Brazilian joint venture, Aeróleo, and a customer in India. Revenues from both of these customers are recognized on a cash receipts basis due to liquidity issues experienced by both customers. We were awarded a contract-lease with a customer in Spain in the second half of 2012, but this contract-lease has now ended due to the customer's failure to secure a contract award. As a result, during the Current Six Months we recognized revenues of $1.0 million from scheduled contract-lease payments and $1.1 million from an early termination penalty. An increase in rates for a long-term customer further increased contract-leasing revenues by $0.5 million. These increases were partially offset by decreases of $4.0 million due to contract-leases that have ended since the Prior Six Months.
Operating revenues from air medical services were $4.9 million lower primarily due to the conclusion of three long-term hospital contracts, partially offset by a new contract that began in 2013. The change in contracts is primarily due to a shift in management philosophy designed to enhance profitability on these services and to one customer bringing these services in-house upon conclusion of its contract with us.

Operating revenues from flightseeing and FBO activities increased by $0.2 million and $0.4 million, respectively, in the Current Six Months. This is primarily the result of better weather conditions resulting in more flying activity.
Operating Expenses.  Operating expenses were $11.4 million higher in the Current Six Months compared with the Prior Six Months. Repairs and maintenance expenses increased $10.1 million primarily due to the timing of repairs in 2013 and the absence of the benefit from $7.4 million of vendor credits in the Prior Six Months. Personnel costs were $1.5 million higher in the Current Six Months primarily due to the addition of personnel to support the increase in oil and gas activity discussed above. Fuel expense increased $0.7 million due to increased rates and flight hours. These increases were partially offset by a decrease of $1.0 million in other operating expenses, primarily due to a decrease in part sales related to air medical contracts.
Administrative and General. Administrative and general expenses were $1.8 million higher in the Current Six Months compared to the Prior Six Months. Compensation and employee costs increased $1.9 million primarily due to the recognition of bonus awards for executive management, severance costs related to changes in senior management and share awards compensation related to additional equity awards in 2013 following the spin-off from SEACOR. Absent the impact of $2.6 million of expenses associated with a contemplated initial public offering of our common stock recognized in the Prior Six Months, legal, professional and other expenses increased by $2.0 million from costs associated with being a public company, legal expenditures and an increase in shared services fees from SEACOR. In addition, the allowance for doubtful accounts increased by $0.2 million due to collectability issues pertaining to two customers in Latin America.
Depreciation.  Depreciation expense was $3.0 million higher in the Current Six Months compared with the Prior Six Months primarily due to the addition of new and higher cost helicopters.
Gains on Asset Dispositions and Impairments, Net.  During the Current Six Months, we sold or otherwise disposed of helicopters and other equipment for cash proceeds of $38.5 million and receivables of $11.4 million, resulting in gains of $15.2 million. These amounts included: a gain of $5.4 million on the sale of an EC225 helicopter that was damaged in an incident in May 2012 while under contract-lease to a customer and subsequently sold to that customer in the Current Six Months for cash proceeds of $13.1 million and a note receivable of $11.5 million; a gain of $1.2 million on the recognition of insurance proceeds of $2.1 million related to a Sikorsky S76A helicopter involved in an incident in the Current Six Months; and gains of $8.6 million on the sale of helicopters and other equipment in the normal course of our business. In addition, we recognized previously deferred gains of $0.1 million. During the Prior Six Months, the Company sold helicopter components and other equipment for proceeds of $4.8 million and recognized gains of $2.8 million, including previously deferred gains of $0.4 million.
Operating Income. Operating income as a percentage of revenues was 18% in the Current Six Months compared with 9% in the Prior Six Months. Excluding gains on asset dispositions discussed above, operating income as a percentage of revenues was 7% in the Current Six Months compared with 7% in the Prior Six Months.
Interest Expense. On December 7, 2012, we completed an offering of $200.0 million aggregate principal amount of 7.750% Senior Notes, the net proceeds of which were used to repay $190.0 million of borrowings outstanding under our Revolving Credit Facility. As a result of the higher interest rate on the notes, interest expense was $5.0 million higher in the Current Six Months compared with the Prior Six Months.
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
Foreign Currency Gains (Losses), net. Foreign currency gains were $0.8 million lower due to the strengthening of the U.S. dollar in 2013, as compared to the dollar weakening against the Euro underlying certain cash balances in 2012.
Income Tax Expense. Income tax expense was $3.6 million higher in the Current Six Months primarily due to an increase in income before income tax expense and equity in earnings (losses) of 50% or less owned companies. In addition, the effective tax rate in the Prior Six Months was lower due to permanent differences related to share-based compensation awards.
Equity in Earnings (Losses) of 50% or Less Owned Companies. During the Prior Six Months we recognized a loss of $0.6 million and an impairment charge of $5.9 million, net of tax, on our investment in our Brazilian joint venture. In 2013, no losses were recognized on our Brazilian joint venture as they were fully written down in 2012. Earnings on other equity investments were consistent during the respective comparative periods.
Earnings (Loss) per Common Share. Earnings per common share was $0.53 in the Current Six Months compared to a loss of $0.21 in the Prior Six Months. On an as adjusted basis, had the Spin-off occurred on January 1 of both periods, basic and diluted earnings (loss) per common share would be as follows (in thousands, except share and per share amounts):

	Six Months Ended June 30,
	2013	2012
Net Income (Loss) Attributable to Common Shares	$11,028	$(5,219)
Average Shares Outstanding	20,028,377	19,883,583
Per Share, on an adjusted basis	$0.55	$(0.26)

Fleet Count
The composition of our fleet as of June 30 was as follows:

	Owned	Joint Ventured	Leased-in	Managed	Total
2013
Light helicopters – single engine	52	7	—	—	59
Light helicopters – twin engine	27	—	6	5	38
Medium helicopters	62	1	1	1	65
Heavy helicopters	9	—	—	—	9
	150	8	7	6	171
2012
Light helicopters – single engine	52	7	—	—	59
Light helicopters – twin engine	28	—	6	10	44
Medium helicopters	63	1	1	3	68
Heavy helicopters	9	—	—	—	9
	152	8	7	13	180

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
As of June 30, 2013, we had unfunded capital commitments of $205.6 million, consisting primarily of agreements to purchase helicopters, including ten AW189 heavy helicopters and five AW169 light twin helicopters. The AW189 heavy helicopters are scheduled to be delivered in 2014 through 2017. Delivery dates for the AW169 light twin helicopters have yet to be determined. Of these commitments, $10.6 million is payable in 2013, with the remaining commitments payable in 2014 through 2017, and $174.6 million (inclusive of deposits paid on options not yet exercised) may be terminated without further liability to us other than aggregate liquidated damages of $11.8 million. In addition, we had outstanding options to purchase up to an additional eight AW139 medium helicopters and ten AW189 heavy helicopters. If these options were exercised, the helicopters would be delivered beginning in 2013 through 2017. We expect to finance the remaining acquisition costs through a combination of cash on hand, cash provided by operating activities and borrowings under our Revolving Credit Facility.
During July 2013, we received approximately $10.7 million from collection of the remaining receivable from the EC225 heavy helicopter sale completed in March 2013. In addition, we paid approximately $8.9 million to exercise options on three AW139 medium helicopters and towards deposits on the AW189 helicopter orders and options. We also repaid $15.0 million outstanding under the Revolving Credit Facility resulting in available capacity of $164.3 million as of July 31, 2013.

Summary of Cash Flows

	Six Months Ended June 30,
	2013	2012
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities	27,774	(24,966)
Investing Activities	(6,897)	(82,189)
Financing Activities	(5,106)	36,606
Effect of Exchange Rate Changes on Cash and Cash Equivalents	69	548
Net Increase (Decrease) in Cash and Cash Equivalents	15,840	(70,001)

Operating Activities
Cash flows provided by operating activities increased by $52.7 million in the Current Six Months compared with the Prior Six Months. The components of cash flows provided by (used in) operating activities during the Current Six Months and Prior Six Months were as follows:

	Six Months Ended June 30,
	2013	2012
	$’000	$’000
Operating income before depreciation and gains on asset dispositions and impairments, net	33,224	28,487
Changes in operating assets and liabilities before interest and income taxes	3,314	(49,307)
Cash settlements on derivative transactions, net	(237)	—
Dividends received from 50% or less owned companies	—	(16)
Interest paid, excluding capitalized interest	(9,578)	(3,836)
Income taxes paid, net	(36)	(39)
SEACOR management fees	(168)	(1,000)
Other	1,255	745
Total cash flows provided by (used in) operating activities	27,774	(24,966)
Operating income before depreciation and gains on asset dispositions and impairments, net was $4.7 million higher in the Current Six Months compared with the Prior Six Months, primarily due to an increase in operating revenues of $17.9 million, partially offset by an increase in operating expenses of $11.3 million. See “Results of Operations” included above for an explanation of the main variances.
During the Current Six Months, changes in operating assets and liabilities before interest and income taxes provided cash flows of $3.3 million. During the Prior Six Months, changes in operating assets and liabilities before interest and income taxes used cash flows of $49.3 million primarily due to the settlement of intercompany debt with SEACOR.
Interest paid, excluding capitalized interest, was $5.7 million higher in the Current Six Months compared with the Prior Six Months, primarily due to a higher interest rate on our Senior Notes. The Senior Notes offering was completed on December 7, 2012 and the net proceeds were used to repay borrowings outstanding under our Revolving Credit Facility.
Investing Activities
During the Current Six Months, net cash used in investing activities was $6.9 million primarily as follows:

•	Capital expenditures were $30.6 million, which consisted primarily of helicopter acquisitions and deposits on future helicopter deliveries.

•	Proceeds from the disposition of property and equipment were $38.5 million.

•	Deposits into escrow for like-kind exchange were $16.0 million.

•	Net principal payments on notes due from equity investees were $0.7 million.

•	Net principal payments from third-party notes receivable were $0.6 million.

During the Prior Six Months, net cash used in investing activities was $82.2 million primarily as follows:

•	Capital expenditures, consisting primarily of helicopter acquisitions, were $87.0 million.

•	Proceeds from the disposition of property and equipment were $4.5 million.

•	Net principal payments on notes due from equity investees were $0.8 million.

•	Net principal payments from third-party notes receivable were $0.6 million.

•	Investments in and advances to 50% or less owned companies were $0.8 million.
Financing Activities
During the Current Six Months, net cash used in financing activities was $5.1 million primarily as follows:

•	Dividends paid on Series A preferred stock of $5.0 million.

•	Proceeds from SEACOR on the settlement of stock options of $0.7 million.

•	Net principal payments on long-term debt were $1.4 million.

•	Proceeds and tax benefits from share-based awards were $0.5 million.
During the Prior Six Months, net cash provided by financing activities was $36.6 million primarily as follows:

•	Proceeds from issuance of long-term debt were $38.0 million.

•	Net principal payments on long-term debt were $31.4 million.

•	Proceeds from issuance of Series B preferred stock were $30.0 million.
Senior Secured Revolving Credit Facility
On December 22, 2011, we entered into a $350.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) that matures in December 2016. After giving effect to the issuance of the Senior Notes and the use of proceeds therefrom, the Revolving Credit Facility provides us with the ability to borrow up to $200.0 million with sub-limits of up to $50.0 million for letters of credit and up to $25.0 million for swingline advances, subject to the terms and conditions specified in the Revolving Credit Facility. Under certain circumstances, the borrowing capacity under the Revolving Credit Facility may be increased by up to an additional $100.0 million. As of June 30, 2013, we had the ability to borrow an additional $149.3 million under the facility.
In July 2013, we repaid $15.0 million borrowed under the Revolving Credit Facility resulting in available capacity of $164.3 million as of July 31, 2013.
Interest. Borrowings under our Revolving Credit Facility bear interest at a rate per annum equal to, at our election, either a “base rate” or LIBOR, as defined, plus an applicable margin. The applicable margin is based on our ratio of funded debt to EBITDA, as defined, and ranges from 100 to 200 basis points on the “base rate” margin and 210 to 335 basis points on the LIBOR margin. The applicable margin as of June 30, 2013, was 120 basis points on the “base rate” margin and 235 basis points on the LIBOR margin. In addition we are required to pay a quarterly commitment fee based on the average unfunded portion of the committed amount at a rate based on our ratio of funded debt to EBITDA, as defined, that ranges from 25 to 70 basis points. As of June 30, 2013, the commitment fee was 37.5 basis points.
Senior Notes
On December 7, 2012, we completed an offering of $200.0 million aggregate principal amount of 7.750% Senior Notes due December 15, 2022. The net proceeds of the offering were used to repay $190.0 million of borrowings outstanding under our Revolving Credit Facility. In connection with the Senior Notes Offering, we reduced the borrowing capacity under that facility from $350.0 million to $200.0 million.
In connection with the sale of the Senior Notes, we entered into a registration rights agreement (the “Registration Rights Agreement”), dated December 7, 2012, with the initial purchasers. Under the Registration Rights Agreement, we agreed, among other things, to use our commercially reasonable efforts to cause an exchange offer registration statement to become effective within 180 days of the consummation of the Spin-off and to consummate an exchange offer within 30 days after such effectiveness or to cause a shelf registration statement covering the resale of the Senior Notes to be declared effective within specified periods. On May 10, 2013, the SEC declared the Company's exchange offer registration statement effective, and the Company launched the exchange offer for the Senior Notes. The exchange offer was consummated in June 2013.

Short and Long-Term Liquidity Requirements
We anticipate that we will generate positive cash flows from operating activities and that these cash flows will be adequate to meet our working capital requirements. During the six months ended June 30, 2013, our cash provided by operating activities was $27.8 million. To support our capital expenditure program and/or other liquidity requirements, we may use operating cash flow, cash balances, proceeds from sales of assets, issue debt or equity, borrow under our Revolving Credit Facility or any combination thereof.
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
Off-Balance Sheet Arrangements
On occasion, we and our partners will guarantee certain obligations on behalf of our joint ventures. As of June 30, 2013, we had no such guarantees in place.
Contractual Obligations and Commercial Commitments
For a discussion of the Company's contractual obligations and commercial commitments, refer to “Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. During the Current Year Quarter, we entered into additional contractual obligations of $84.9 million. These commitments relate to orders we placed as of June 30, 2013 for five additional AW189 heavy helicopters and deposits for ten AW189 helicopter options. These commitments are not recorded as liabilities on our consolidated balance sheet as of June 30, 2013, as we have not received the goods or taken title to the property. The additional AW189 helicopters are scheduled to be delivered between 2015 and 2017.
Subsequent to June 30, 2013, the Company exercised three AW139 helicopter options and entered into an additional $35.9 million of contractual obligations. Two of the helicopters are scheduled to be delivered by year-end 2013, and one is scheduled for delivery in mid-2014.
Contingencies
In the normal course of our business, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining our potential exposure to these matters and has recorded reserves in its financial statements related thereto as appropriate. It is possible that a change in our estimates related to these exposures could occur, but we do not expect such changes in estimated costs would have a material effect on our consolidated financial position, results of operations or cash flows.

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
As of June 30, 2013, we maintained cash balances of €6.5 million. An adverse change of 10% in the underlying foreign currency exchange rate would reduce net income by $0.8 million.
As of June 30, 2013, we maintained receivable balances of €10.1 million. An adverse change of 10% in the underlying foreign currency exchange rate would reduce net income by $1.3 million.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2013. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, as of June 30, 2013.

During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

PART II—OTHER INFORMATION

ITEM 1A.     RISK FACTORS
For additional information about our risk factors, see “Risk Factors” in Item 1A of our 2012 Annual Report of Form 10-K, in Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the period ended March 31, 2013 and in our periodic reporting on Form 8-K (if any), which are incorporated herein by reference.

ITEM 6.	EXHIBITS

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
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

Era Group Inc. (Registrant)

DATE:	August 13, 2013	By:	/s/ Sten L. Gustafson
Sten L. Gustafson, Chief Executive Officer

DATE:	August 13, 2013	By:	/s/ Christopher S. Bradshaw
Christopher S. Bradshaw, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

______________________

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.