Form 10-Q
period 2013-09-30
ERA GROUP INC.
filed 2013-11-13
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013              or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of October 31, 2013 was 20,189,222. The Registrant has no other class of common stock outstanding.

ERA GROUP INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ERA GROUP INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$22,517	$11,505
Receivables:
Trade, net of allowance for doubtful accounts of $3,010 and $2,668 in 2013 and 2012, respectively	48,152	48,527
Other	3,244	4,713
Inventories, net	26,692	26,650
Deferred income taxes	3,642	3,642
Prepaid expenses and other	1,278	1,803
Escrow deposits	9,900	—
Total current assets	115,425	96,840
Property and Equipment	1,014,907	1,030,276
Accumulated depreciation	(255,299)	(242,471)
Net property and equipment	759,608	787,805
Investments, at Equity, and Advances to 50% or Less Owned Companies	36,113	34,696
Goodwill	352	352
Other Assets	16,071	17,871
Total Assets	$927,569	$937,564
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$16,796	$15,703
Accrued wages and benefits	8,937	4,576
Accrued interest	4,625	1,401
Current portion of long-term debt	2,787	2,787
Other current liabilities	6,894	5,232
Total current liabilities	40,039	29,699
Long-Term Debt	240,029	276,948
Deferred Income Taxes	208,483	203,536
Deferred Gains and Other Liabilities	5,343	7,864
Total liabilities	493,894	518,047
Series A Preferred Stock, at redemption value; $0.01 par value, 10,000,000 shares authorized; none issued and outstanding in 2013; 1,400,000 shares issued and outstanding in 2012	—	144,232
Equity:
Era Group Inc. stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,189,522 outstanding in 2013 (exclusive of 3,673 treasury shares); none issued and outstanding in 2012	202	—
Class B common stock, $0.01 par value, 60,000,000 shares authorized; none issued and outstanding in 2013; 24,500,000 issued and outstanding in 2012	—	245
Additional paid-in capital	420,650	278,838
Retained earnings (accumulated deficit)	12,928	(4,025)
Treasury shares, at cost (3,673 and nil in 2013 and 2012, respectively)	(94)	—
Accumulated other comprehensive income, net of tax	108	20
	433,794	275,078
Noncontrolling interest in subsidiary	(119)	207
Total equity	433,675	275,285
Total Liabilities and Stockholders’ Equity	$927,569	$937,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Operating Revenues	$80,997	$77,989	$222,961	$202,026
Costs and Expenses:
Operating	51,338	46,235	141,399	124,913
Administrative and general	9,683	10,338	28,362	27,210
Depreciation	11,340	10,937	34,432	31,031
	72,361	67,510	204,193	183,154
Gains on Asset Dispositions, Net	2,560	613	17,837	3,455
Operating Income	11,196	11,092	36,605	22,327
Other Income (Expense):
Interest income	155	184	452	765
Interest expense	(4,394)	(2,543)	(13,739)	(6,891)
SEACOR management fees	—	(500)	(168)	(1,500)
Derivative losses, net	(96)	(188)	(78)	(492)
Foreign currency gains (losses), net	409	(272)	465	633
Other, net	7	—	19	30
	(3,919)	(3,319)	(13,049)	(7,455)
Income Before Income Tax Expense and Equity in Earnings (Losses) of 50% or Less Owned Companies	7,277	7,773	23,556	14,872
Income Tax Expense	2,715	2,792	8,691	5,212
Income Before Equity in Earnings (Losses) of 50% or Less Owned Companies	4,562	4,981	14,865	9,660
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	526	219	1,762	(5,444)
Net Income	5,088	5,200	16,627	4,216
Net Loss Attributable to Noncontrolling Interest in Subsidiary	116	—	326	—
Net Income Attributable to Era Group Inc.	5,204	5,200	16,953	4,216
Accretion of Redemption Value on Series A Preferred Stock	—	2,099	721	6,334
Net Income (Loss) Attributable to Common Shares	$5,204	$3,101	$16,232	$(2,118)

Earnings (Loss) Per Common Share:
Basic	$0.26	$0.13	$0.79	$(0.09)
Diluted	$0.25	$0.13	$0.79	$(0.09)

Weighted Average Common Shares Outstanding:
Basic	20,186,013	24,500,000	20,588,791	24,500,000
Diluted	20,505,932	24,500,000	20,588,791	24,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net Income	$5,088	$5,200	$16,627	$4,216
Other Comprehensive Income:
Foreign currency translation adjustments	234	112	135	798
Income tax expense	(82)	(39)	(47)	(279)
	152	73	88	519
Comprehensive Income	5,240	5,273	16,715	4,735
Comprehensive Loss Attributable to Noncontrolling Interest in Subsidiary	116	—	326	—
Comprehensive Income Attributable to Era Group Inc.	$5,356	$5,273	$17,041	$4,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited, in thousands)

		Era Group Inc. Stockholders’ Equity						Non- controlling Interest In Subsidiary	Total Equity
	Series A Convertible Preferred Stock	Class B Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Shares Held In Treasury	Accumulated Other Comprehensive Income
December 31, 2012	$144,232	$245	$—	$278,838	$(4,025)	$—	$20	$207	$275,285
Accretion of redemption value on Series A preferred stock	721	—	—	(721)	—	—	—	—	(721)
Preferred stock dividend	(4,953)	—	—	—	—	—	—	—	—
Recapitalization of Era Group by SEACOR	(140,000)	(245)	199	140,046	—	—	—	—	140,000
Issuance of Era Group stock options in settlement of SEACOR stock options	—	—	—	706	—	—	—	—	706
Issuance of common stock:
Restricted stock grants	—	—	3	(3)	—	—	—	—	—
Proceeds and tax benefits from share award plans	—	—	—	527	—	—	—	—	527
Share award amortization	—	—	—	885	—	—	—	—	885
Stock option amortization	—	—	—	260	—		—	—	260
Employee Stock Purchase Plan amortization	—	—	—	25	—	—	—	—	25
Cancellation of restricted stock	—	—	—	87	—	(94)	—	—	(7)
Net income (loss)	—	—	—	—	16,953	—	—	(326)	16,627
Currency translation adjustments, net of tax	—	—	—	—	—	—	88	—	88
September 30, 2013	$—	$—	$202	$420,650	$12,928	$(94)	$108	$(119)	$433,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012

Net Cash Provided by (Used in) Operating Activities	$48,399	$(7,091)
Cash Flows from Investing Activities:
Purchases of property and equipment	(48,223)	(91,155)
Proceeds from disposition of property and equipment	59,976	4,887
Cash settlements on derivative transactions, net	—	(307)
Investments in and advances to 50% or less owned companies	—	(11,857)
Principal payments on notes due from equity investees	856	2,725
Principal payments on third party notes receivable, net	592	832
Escrow deposits, net	(9,900)	—
Net cash provided by (used in) investing activities	3,301	(94,875)
Cash Flows from Financing Activities:
Issuance of Series B preferred stock	—	100,000
Payments on long-term debt	(52,091)	(102,090)
Proceeds from issuance of long-term debt	15,000	38,000
Dividends paid on Series A preferred stock	(4,953)	(4,447)
Proceeds and tax benefits from share award plans	527	—
Proceeds from SEACOR on the settlement of stock options	706	—
Net cash (used in) provided by financing activities	(40,811)	31,463
Effects of Exchange Rate Changes on Cash and Cash Equivalents	123	613
Net Increase (Decrease) in Cash and Cash Equivalents	11,012	(69,890)
Cash and Cash Equivalents, Beginning of Period	11,505	79,122
Cash and Cash Equivalents, End of Period	$22,517	$9,232
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest, net of amounts capitalized	$9,923	$6,269
Income taxes	$52	$43

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICY
The condensed consolidated financial statements include the accounts of Era Group Inc. and its consolidated subsidiaries (collectively referred to as the “Company”). The condensed consolidated financial information for the three and nine months ended September 30, 2013 and 2012 has been prepared by the Company and has not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of September 30, 2013, its results of operations for the three and nine months ended September 30, 2013 and 2012, its comprehensive income for the three and nine months ended September 30, 2013 and 2012, its changes in equity for the nine months ended September 30, 2013, and its cash flows for the nine months ended September 30, 2013 and 2012. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
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
Prior to January 31, 2013, the Company was wholly owned by SEACOR Holdings Inc. (along with its other majority-owned subsidiaries being collectively referred to as “SEACOR”) and represented SEACOR’s aviation services business segment. On January 31, 2013, SEACOR recapitalized the Company through the exchange of all of its Class B common stock and $140.0 million of its Series A preferred stock for 19,883,583 shares of newly-issued Era Group common stock, par value $0.01 per share (the “Recapitalization”).  Following the Recapitalization, the Company had only one class of common stock issued and outstanding and no preferred stock outstanding. On January 31, 2013, SEACOR then completed a spin-off by means of a dividend to SEACOR’s stockholders of all of the Company’s issued and outstanding common stock (the “Spin-off”). The Company filed a Registration Statement on Form 10 with the Securities and Exchange Commission (SEC) that was declared effective on January 15, 2013. Prior to the Spin-off, SEACOR and the Company entered into a distribution agreement and several other agreements that govern their post-Spin-off relationship. Era Group is now an independent company with its common stock listed on the New York Stock Exchange under the symbol “ERA.”
In connection with the Spin-off, the Company entered into an Amended and Restated Transition Services Agreement with SEACOR. Under the terms of the Amended and Restated Transition Services Agreement, SEACOR continues to provide the Company with certain support services, for up to two years from the effective date of the Spin-off, including payroll processing, information systems support, cash disbursement support, cash receipt processing and treasury management.
Revenue Recognition. The Company recognizes revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenue that does not meet these criteria is deferred until the criteria are met. Deferred revenues and related activity were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$15,620	$9,305	$8,953	$123
Revenues deferred during the period	9,362	8,017	27,571	18,921
Revenues recognized during the period	(4,713)	(6,198)	(16,255)	(7,920)
Balance at end of period	$20,269	$11,124	$20,269	$11,124
As of September 30, 2013, deferred revenues included $16.9 million related to contract-lease revenues for certain helicopters leased by the Company to Aeróleo Taxi Aero S/A (“Aeróleo”), its Brazilian joint venture. The deferral originated from difficulties experienced by Aeróleo following Petróleo Brasileiro S.A.’s (“Petrobras Brazil”) cancellation of certain contract awards for a number of AW139 medium helicopters under contract-lease from the Company, and the deferral continues as a result of financial difficulties at Aeróleo. The Company will recognize revenues as cash is received or earlier should future collectability become reasonably assured. All costs and expenses related to these contract-leases were recognized as incurred.

As of September 30, 2013, deferred revenues also included $3.4 million related to contract-lease revenues for certain helicopters leased by the Company to a customer in India. The deferral resulted from the customer having its operating certificate revoked for a period of time and therefore being unable to operate. The certificate has since been reinstated but uncertainty still remains regarding the collectability of the contract-lease revenues due to the customer’s short-term liquidity issues. The Company will recognize revenues as cash is received or earlier should future collectability become reasonably assured. All costs and expenses related to these contract-leases were recognized as incurred.
Reclassifications. Certain reclassifications of prior period information have been made to conform to the presentation of the current period information. These reclassifications had no effect on net income, equity or the components of cash flow as previously reported.

2.	FAIR VALUE MEASUREMENTS
The fair value of an asset or liability is the price that would be received to sell an asset or transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value and defines three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs derived from observable market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
December 31, 2012
LIABILITIES
Derivative instruments (included in other current liabilities) (1)	$—	$1,025	$—

September 30, 2013
ASSETS
Marketable securities (included in other receivables)	$83	$—	$—
LIABILITIES
Derivative instruments (included in other current liabilities) (1)	—	712	—
____________________
(1) The fair value of the Company’s derivative instruments was estimated using market data gathered by a third party financial institution, adjusted for market and credit risks applicable to the Company.

The estimated fair values of the Company’s other financial assets and liabilities were as follows (in thousands):

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2012
ASSETS
Cash and cash equivalents	$11,505	$11,505	$—	$—
Notes receivable from other business ventures (included in other receivables and other assets)	925	925	—	—
LIABILITIES
Long-term debt, including current portion	279,735	—	283,120	—

September 30, 2013
ASSETS
Cash and cash equivalents	$22,517	$22,517	$—	$—
Notes receivable from other business ventures (included in other receivables and other assets)	642	642	—	—
LIABILITIES
Long-term debt, including current portion	242,816	—	246,670	—
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
In 2011, the Company entered into two interest rate swap agreements maturing in 2014 and 2015 that call for the Company to pay fixed interest rates of 1.67% and 1.83% on an aggregate notional value of $31.8 million and receive a variable interest rate based on LIBOR on these notional values. The general purpose of these interest rate swap agreements is to provide protection against increases in interest rates, which might lead to higher interest costs for the Company. The fair value of these derivative instruments at September 30, 2013 and December 31, 2012 was a liability of $0.7 million and $1.0 million, respectively. The unrealized change in fair market value was gains of $0.1 million and losses of $0.4 million on these derivative instruments for the three months ended September 30, 2013 and 2012, respectively, and gains of $0.3 million and losses of $0.5 million for the nine months ended September 30, 2013 and 2012, respectively.

4.	ESCROW DEPOSITS
In August 2013, the Company entered into agreements for the sale of two S76A++ medium helicopters and a S76C++ medium helicopter for cash proceeds totaling $9.9 million. The sales transactions closed in September 2013 and were each treated as a tax-free like-kind exchange under Section 1031 for tax purposes whereby all of the proceeds are held by a qualified intermediary and thus reflected as an escrow deposit in the consolidated balance sheet. A qualified property has been identified to complete the like-kind exchanges under Section 1031 prior to expiration of the 45-day period subsequent to the closing date.
In February 2013, the Company entered into agreements for the sale of two S76C++ helicopters for cash proceeds totaling $18.0 million. The sales transactions closed in May 2013 and were each treated as a tax-free like-kind exchange under Section 1031 for tax purposes whereby $16.0 million of the proceeds were held by a qualified intermediary and originally reflected as an escrow deposit in the consolidated balance sheet as of June 30, 2013. Qualified properties were not identified to complete the like-kind exchanges under Section 1031 prior to expiration of the 45-day period subsequent to the closing date. As a result, the funds were transferred from the qualified intermediary to the Company and included in the Company’s cash balances, and the sale was treated as a taxable event.
5. EQUIPMENT ACQUISITIONS AND DISPOSITIONS
During the nine months ended September 30, 2013, capital expenditures were $48.2 million and consisted primarily of helicopter acquisitions and deposits on future helicopter deliveries. The Company records helicopter acquisitions in Property and

Equipment and places helicopters in service once all completion work has been finalized and the helicopters are ready for use. A summary of changes to our operating helicopter fleet during the nine months ended September 30, 2013 is as follows:
Equipment Additions. During the nine months ended September 30, 2013, the Company placed three medium helicopters in service, one of which was delivered in the prior year.
Equipment Dispositions. Major equipment dispositions for the nine months ended September 30, 2013 were as follows:

Light helicopters — twin engine (1)	2
Medium helicopters (2)	9
Heavy helicopters	1
12
________________________
(1) Includes two light-twin helicopters that had previously been removed from service.
(2) Does not include the AW139 helicopter to be transferred to the manufacturer for trade-in credit as described below.

During the first quarter of 2013, the Company recognized a $5.4 million gain on the sale of an EC225 heavy helicopter. The helicopter was previously on contract-lease to a customer and was damaged in an incident in May 2012, and it was subsequently sold to that customer in March 2013 for cash proceeds of $24.6 million.
During the first quarter of 2013, the Company recognized $2.1 million in insurance proceeds on a S76A helicopter involved in an incident in March 2013, resulting in a gain of $1.2 million.
During the third quarter of 2013, the Company sold or otherwise disposed of property and equipment for proceeds of $10.2 million and recognized gains of $2.6 million.
During the nine months ended September 30, 2013, the Company sold or otherwise disposed of property and equipment, including the transactions described above, for cash proceeds of $60.0 million and net receivables of $0.2 million, resulting in gains of $17.7 million. In addition, the Company recognized previously deferred gains of $0.1 million.
Subsequent to September 30, 2013, the Company reached an agreement with its insurers related to an AW139 medium helicopter involved in an incident in a prior period. Combined with a trade-in credit from the manufacturer of the AW139 helicopter on an “as is” basis, this will result in a gain of approximately $0.3 million upon transfer of the helicopter title to the manufacturer, which is expected to take place before year-end 2013.

6.	INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
Combined Condensed Financials. Summarized financial information for Dart Holding Company Ltd., in which the Company has a 50% ownership interest, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating Revenues	$9,801	$8,849	$31,450	$33,561
Costs and Expenses:
Operating and administrative	7,490	7,820	23,597	25,016
Depreciation	1,301	1,321	3,883	4,030
	8,791	9,141	27,480	29,046
Operating Income (Loss)	$1,010	$(292)	$3,970	$4,515
Net Income (Loss)	$194	$(254)	$2,298	$1,215

7.	INCOME TAXES
The following table shows the effective income tax rate on continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Statutory rate	35.0%	35.0%	35.0%	35.0%
Non-deductible expenses (1)	0.7%	0.4%	0.2%	(0.4)%
Noncontrolling interest	0.6%	—%	0.5%	—%
State taxes	1.0%	0.5%	1.2%	0.5%
Effective Tax Rate	37.3%	35.9%	36.9%	35.1%
____________________
(1) Non-deductible expenses are related primarily to share-based payments.

8.	LONG-TERM DEBT
The Company’s borrowings as of the periods indicated were as follows (in thousands):

	September 30, 2013	December 31, 2012
7.750% Senior Notes (excluding unamortized discount of $3.2 million and $3.4 million, respectively)	$200,000	$200,000
Senior Secured Revolving Credit Facility	15,000	50,000
Promissory Notes	31,007	33,098
	246,007	283,098
Less: Portion due with one year	(2,787)	(2,787)
Less: Debt discount, net	(3,191)	(3,363)
Total Long-Term Debt	$240,029	$276,948
7.750% Senior Notes. On December 7, 2012, the Company issued $200.0 million aggregate principal amount of its 7.750% senior unsecured notes due December 15, 2022 (the “7.750% Senior Notes”) and received net proceeds of $191.9 million. Interest on the 7.750% Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year.
Senior Secured Revolving Credit Facility. As of September 30, 2013, the Company had $15.0 million of outstanding borrowings under its senior secured revolving credit facility (“Revolving Credit Facility”). As of September 30, 2013, the remaining availability under this facility was $176.3 million, net of issued letters of credit of $8.7 million. During the nine months ended September 30, 2013, the Company had borrowings of $15.0 million and made repayments of $50.0 million.
Promissory Notes. During the nine months ended September 30, 2013, the Company made scheduled payments on other long-term debt of $2.1 million.

9.	COMMITMENTS AND CONTINGENCIES
Fleet
The Company’s unfunded capital commitments as of September 30, 2013 consisted primarily of agreements to purchase helicopters and totaled $239.7 million, of which $28.0 million is payable during the remainder of 2013 with the balance payable through 2017. The Company also had $2.0 million of deposits paid on options not yet exercised. The Company may terminate $177.6 million of its total commitments (inclusive of deposits paid on options not yet exercised) without further liability other than liquidated damages of $12.2 million in the aggregate.
Included in these commitments are orders to purchase ten AW189 heavy helicopters, three AW139 medium helicopters, and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered in 2014 through 2017. Two of the AW139 helicopters are scheduled to be delivered by year-end 2013, and one is scheduled for delivery in mid-2014. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company had outstanding options to purchase up to an additional ten AW189 helicopters and five AW139 helicopters. If these options were exercised, the helicopters would be scheduled for delivery beginning in 2014 through 2017.
Subsequent to September 30, 2013, the Company exercised an option to acquire an additional AW139 helicopter, which is scheduled to be delivered in the first quarter of 2014. Upon exercise of this option, the unfunded capital commitment for this AW139 helicopter was $13.8 million.
During the third quarter of 2013, the Company incurred a one-time $2.0 million charge related to the operating leases on certain air medical helicopters.
Matters that Could Impact the Company’s Investments
In July 2011, the Company acquired an interest in Aeróleo which was reflected in the Company’s financial statements as an equity investment. Subsequently, Aeróleo has experienced financial difficulties arising from, among other matters, the following:

•	in August 2011, Petrobras Brazil canceled its AW139 award with Aeróleo, and, as a result, these helicopters remained idle from August 2011 until late November 2012;

•	suspension from flight operations of the EC225 helicopters on a global basis from October 2012 until July 2013;

•	effective April 1, 2013, suspension of and non-payment by Petrobras Brazil of all EC225 helicopter contracts through late September and October 2013; and

•	financial difficulties experienced by another customer which could impair its ability to pay its receivables owed to Aeróleo.
In March 2012, the Company recorded an impairment charge of $5.9 million, net of tax, on its investment in and advances to Aeróleo resulting in a write-down of the investment to nil in 2012. As of September 30, 2013, the Company had deferred the recognition of $16.9 million of revenues owed by Aeróleo as a result of Aeróleo’s financial difficulties, and Aeróleo’s partners have contributed $9.2 million of shareholder debt to Aeróleo since March 2012 to address Aeróleo’s financial challenges. In addition to these operating and financial difficulties, the Company is currently in a dispute with its partner in Aeróleo with respect to the Company’s contractual shareholder rights in connection with any attempted sale or transfer of the partner’s interests, which is being resolved through arbitration. A continuation of any combination of these operating and financial difficulties or the ongoing dispute with the Company’s partner, taken separately or together, may impede Aeróleo’s ability to pay for equipment leased from the Company, necessitate an infusion of capital from the Company to allow Aeróleo to continue to operate and adversely impact the Company’s results of operations.
Other
In the normal course of its business, the Company becomes involved in various litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of that exposure could occur, but the Company does not expect such changes in estimated costs would have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

10.	SERIES A PREFERRED STOCK
On January 31, 2013, as part of the Recapitalization, SEACOR exchanged its 1,400,000 shares of Series A preferred stock, which represented all of the Company’s Series A preferred stock then outstanding, for shares of newly-issued Era Group common stock. During the first quarter of 2013, the Company paid outstanding accrued dividends of $5.0 million to SEACOR.

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

Computations of basic and diluted earnings per common share of the Company were as follows (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income (Loss) Attributable to Common Shares	$5,204	$3,101	$16,232	$(2,118)
Shares:
Weighted average number of common shares outstanding—basic	20,186,013	24,500,000	20,588,791	24,500,000
Assumed conversion of Series A Preferred Stock (1)	—	—	—	—
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method(2)	319,919	—	—	—
Weighted average number of common shares outstanding—diluted	20,505,932	24,500,000	20,588,791	24,500,000

Basic Earnings (Loss) per Common Share	$0.26	$0.13	$0.79	$(0.09)
Diluted Earnings (Loss) per Common Share	$0.25	$0.13	$0.79	$(0.09)
____________________
(1) Excludes 905,430 for the nine month period ending September 30, 2013, and 7,605,769 and 6,729,167 for the three and nine months ending September 30, 2012, respectively, weighted average common shares for the conversion of Series A preferred stock as the effect of their inclusion would have been antidilutive.
(2) Excludes 232,353 for the nine month period ending September 30, 2013, weighted average common shares for certain share awards as the effect of their inclusion would have been antidilutive. No share awards existed in the respective periods in 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Payroll costs for SEACOR personnel assigned to the Company and participation in SEACOR employee benefit plans, defined contribution plan and share award plans	$—	$2,291	$5	$6,129
Shared services allocation for administrative support	—	714	299	1,965
Shared services under the Amended and Restated Transition Services Agreement	843	—	2,248	—
	$843	$3,005	$2,552	$8,094
During the first quarter of 2013, the Company also paid outstanding accrued dividends of $5.0 million on the Series A preferred stock to SEACOR.
As of September 30, 2013, the Company recorded a payable due to SEACOR of $0.2 million. As of December 31, 2012, the Company recorded a receivable due from SEACOR of $1.0 million.

13.	SHARE-BASED COMPENSATION
Share Incentive Plans. Effective January 14, 2013, the Company adopted the Era Group Inc. 2013 Employee Stock Purchase Plan (“ESPP”) under which the Company may offer up to a maximum of 300,000 shares of Common Stock, $0.01 par value per share, for purchase by eligible employees at a price equal to 85% of the lesser of (i) the fair market value of Common Stock on the first day of the offering period or (ii) the fair market value of Common Stock on the last day of the offering period. Common Stock is made available for purchase under the ESPP for six-month offering periods. The ESPP is intended to comply with Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”), but is not intended to be subject to Section 401(a) of the Code or the Employee Retirement Income Security Act of 1974. The Board of Directors of the Company may amend or terminate the ESPP at any time; however, no increase in the number of shares of Common Stock reserved for issuance under the ESPP may be made without stockholder approval. The ESPP has a term of ten years.
Effective January 14, 2013, the Company adopted the Era Group Inc. 2012 Incentive Plan (“2012 Plan”) under which a maximum of 4,000,000 shares of common stock, par value $0.01 per share, are reserved for issuance. Awards granted under the 2012 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other share-based awards (payable in cash or common stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. As of September 30, 2013, 3,363,416 shares remained available for grant under the 2012 Plan.
Share Award Transactions. Transactions in connection with the Company’s share-based compensation plans during the nine months ended September 30, 2013 were as follows:

Director stock awards granted	45,510
Restricted stock awards granted	223,800
Restricted stock awards canceled	3,673
Stock option activities:
Outstanding as of December 31, 2012	—
Converted stock options	169,058
Granted	200,000
Exercised	(40,302)
Forfeited	(1,784)
Expired	—
Outstanding as of September 30, 2013	326,972
Total share-based compensation expense, which includes stock options, restricted stock and ESPP purchases, totaled $0.6 million and $1.3 million for the three and nine months ended September 30, 2013, respectively. A portion of the restricted stock awards are performance-based. The Company has assessed the probability of meeting the criteria and has recorded the appropriate expense.
During the nine months ended September 30, 2013, the Company awarded 269,310 shares of restricted stock at an average grant date fair value of $21.24 per share, granted 200,000 stock options and converted 37,900 options to purchase SEACOR common stock held by Company employees and directors prior to the Spin-off into 169,058 options to purchase Era Group common stock. The fair value used for the converted stock options was evaluated before and after the Spin-off and there was no change. The following table shows the assumptions used to compute the share-based compensation expense for stock options granted during the nine months ended September 30, 2013:

Risk free interest rate	0.81%
Expected life (years)	5
Volatility	50%
Dividend yield	—%
Weighted average exercise price of options granted	$19.04 per option
Weighted average grant-date fair value of options granted	$7.87 per option

14.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
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

Supplemental Condensed Consolidating Balance Sheet as of September 30, 2013

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$7,890	$13,462	$1,165	$—	$22,517
Receivables:
Trade, net of allowance for doubtful accounts of $3,010	—	48,012	140	—	48,152
Other	189	3,161	—	(106)	3,244
Intercompany receivables	543,821	11,436	—	(555,257)	—
Inventories, net	—	26,692	—	—	26,692
Deferred income taxes	3,908	—	—	(266)	3,642
Prepaid expenses and other	23	1,255	—	—	1,278
Escrow deposits	—	9,900	—	—	9,900
Total current assets	555,831	113,918	1,305	(555,629)	115,425
Property and Equipment	—	1,003,407	11,500	—	1,014,907
Accumulated depreciation	—	(253,746)	(1,553)	—	(255,299)
Net property and equipment	—	749,661	9,947	—	759,608
Investments, at Equity, and Advances to 50% or Less Owned Companies	—	36,113	—	—	36,113
Investments, at Equity in Consolidated Subsidiaries	100,308	—	—	(100,308)	—
Goodwill	—	352	—	—	352
Other Assets	5,657	10,414	—	—	16,071
Total Assets	$661,796	$910,458	$11,252	$(655,937)	$927,569
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$953	$15,795	$48	$—	$16,796
Accrued wages and benefits	—	8,937	—	—	8,937
Accrued interest	4,607	18	—	—	4,625
Intercompany payables	10,633	527,907	11,442	(549,982)	—
Current portion of long-term debt	—	2,787	—	—	2,787
Other current liabilities	—	7,000	—	(106)	6,894
Total current liabilities	16,193	562,444	11,490	(550,088)	40,039
Long-Term Debt	211,809	28,220	—	—	240,029
Deferred Income Taxes	—	209,238	—	(755)	208,483
Deferred Gains and Other Liabilities	—	3,780	—	1,563	5,343
Total liabilities	228,002	803,682	11,490	(549,280)	493,894

Equity:
Era Group Inc. stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,189,522 issued and outstanding in 2013 (exclusive of 3,673 treasury shares)	202	—	—	—	202
Additional paid-in capital	420,650	99,845	496	(100,341)	420,650
Retained earnings (accumulated deficit)	12,928	7,050	(734)	(6,316)	12,928
Treasury shares, at cost (3,673 in 2013)	(94)	—	—	—	(94)
Accumulated other comprehensive loss, net of tax	108	—	—	—	108
	433,794	106,895	(238)	(106,657)	433,794
Noncontrolling interest in subsidiary	—	(119)	—	—	(119)
Total equity	433,794	106,776	(238)	(106,657)	433,675
Total Liabilities and Stockholders’ Equity	$661,796	$910,458	$11,252	$(655,937)	$927,569

Supplemental Condensed Consolidating Balance Sheet as of December 31, 2012

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$2,258	$8,558	$689	$—	$11,505
Receivables:
Trade, net of allowance for doubtful accounts of $2,668	—	48,217	310	—	48,527
Other	971	3,742	—	—	4,713
Due from SEACOR and affiliates	560,327	—	—	(560,327)	—
Inventories, net	—	26,650	—	—	26,650
Deferred income taxes	4,625	—	—	(983)	3,642
Prepaid expenses and other	—	1,803	—	—	1,803
Total current assets	568,181	88,970	999	(561,310)	96,840
Property and Equipment	—	1,018,776	11,500	—	1,030,276
Accumulated depreciation	—	(241,436)	(1,035)	—	(242,471)
Net property and equipment	—	777,340	10,465	—	787,805
Investments, at Equity, and Advances to 50% or Less Owned Companies	—	34,696	—	—	34,696
Investments, at Equity in Consolidated Subsidiaries	100,101	9,782	—	(109,883)	—
Goodwill	—	352	—	—	352
Other Assets	5,958	24,374	—	(12,461)	17,871
Total Assets	$674,240	$935,514	$11,464	$(683,654)	$937,564
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$—	$15,618	$85	$—	$15,703
Accrued wages and benefits	—	4,576	—	—	4,576
Accrued interest	1,357	44	—	—	1,401
Intercompany payables	5,491	560,323	10,965	(576,779)	—
Current portion of long-term debt	—	2,787	—	—	2,787
Other current liabilities	1,445	3,787	—	—	5,232
Total current liabilities	8,293	587,135	11,050	(576,779)	29,699
Long-Term Debt	246,637	30,311	—	—	276,948
Deferred Income Taxes	—	204,520	—	(984)	203,536
Deferred Gains and Other Liabilities	—	7,864	—	—	7,864
Total liabilities	254,930	829,830	11,050	(577,763)	518,047
Series A Preferred Stock, at redemption value; $0.01 par value, 10,000,000 shares authorized; none issued and outstanding in 2013; 1,400,000 shares issued and outstanding in 2012	144,232	—	—	—	144,232
Equity:
Era Group Inc. stockholders’ equity:
Class B common stock, $0.01 par value, 60,000,000 shares authorized; 24,500,000 issued and outstanding	245	—	—	—	245
Additional paid-in capital	278,838	109,674	496	(110,170)	278,838
Accumulated deficit	(4,025)	(4,217)	(82)	4,299	(4,025)
Accumulated other comprehensive income, net of tax	20	20	—	(20)	20
	275,078	105,477	414	(105,891)	275,078
Noncontrolling interest in subsidiary	—	207	—	—	207
Total equity	275,078	105,684	414	(105,891)	275,285
Total Liabilities and Stockholders’ Equity	$674,240	$935,514	$11,464	$(683,654)	$937,564

Supplemental Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2013

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenues	$—	$80,701	$296	$—	$80,997
Costs and Expenses:
Operating	—	51,142	196	—	51,338
Administrative and general	1,665	8,016	2	—	9,683
Depreciation	—	11,167	173		11,340
	1,665	70,325	371	—	72,361
Gains on Asset Dispositions, Net	—	2,560	—	—	2,560
Operating Income (Loss)	(1,665)	12,936	(75)	—	11,196
Other Income (Expense):
Interest income	28	127	—	—	155
Interest expense	(4,143)	(251)	—	—	(4,394)
Intercompany interest	8,072	(7,916)	(156)	—	—
Derivative losses, net	—	(96)	—	—	(96)
Foreign currency gains, net	1	408	—	—	409
Other, net	7	—	—	—	7
	3,965	(7,728)	(156)	—	(3,919)
Income (Loss) Before Income Tax Expense and Equity in Earnings of 50% or Less Owned Companies and Subsidiaries	2,300	5,208	(231)	—	7,277
Income Tax Expense	726	1,989	—		2,715
Income (Loss) Before Equity in Earnings of 50% or Less Owned Companies and Subsidiaries	1,574	3,219	(231)	—	4,562
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	—	526	—	—	526
Equity in Earnings (Losses) of Subsidiaries	3,514	—	—	(3,514)	—
Net Income (Loss)	5,088	3,745	(231)	(3,514)	5,088
Net Loss Attributable to Noncontrolling Interest in Subsidiary	—	116	—	—	116
Net Income (Loss) Attributable to Era Group Inc.	5,088	3,861	(231)	(3,514)	5,204
Net Income (Loss) Attributable to Common Shares	$5,088	$3,861	$(231)	$(3,514)	$5,204

Supplemental Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2013

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenues	$—	$221,986	$975	$—	$222,961
Costs and Expenses:
Operating	—	140,766	633	—	141,399
Administrative and general	4,563	23,796	3	—	28,362
Depreciation	—	33,914	518	—	34,432
	4,563	198,476	1,154	—	204,193
Gains on Asset Dispositions, Net	—	17,837	—	—	17,837
Operating Income (Loss)	(4,563)	41,347	(179)	—	36,605
Other Income (Expense):
Interest income	63	387	2	—	452
Interest expense	(13,000)	(739)	—	—	(13,739)
Intercompany interest	24,573	(24,098)	(475)	—	—
SEACOR management fees	(168)	—	—	—	(168)
Derivative losses, net	—	(78)	—	—	(78)
Foreign currency gains, net	—	465	—	—	465
Other, net	13	6	—	—	19
	11,481	(24,057)	(473)	—	(13,049)
Income (Loss) Before Income Tax Expense and Equity in Earnings of 50% or Less Owned Companies and Subsidiaries	6,918	17,290	(652)	—	23,556
Income Tax Expense	1,015	7,676	—	—	8,691
Income (Loss) Before Equity in Earnings of 50% or Less Owned Companies and Subsidiaries	5,903	9,614	(652)	—	14,865
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	—	1,762	—	—	1,762
Equity in Earnings (Losses) of Subsidiaries	10,724	—	—	(10,724)	—
Net Income (Loss)	16,627	11,376	(652)	(10,724)	16,627
Net Loss Attributable to Noncontrolling Interest in Subsidiary	—	326	—	—	326
Net Income (Loss) Attributable to Era Group Inc.	16,627	11,702	(652)	(10,724)	16,953
Accretion of Redemption Value on Series A Preferred Stock	721	—	—	—	721
Net Income (Loss) Attributable to Common Shares	$15,906	$11,702	$(652)	$(10,724)	$16,232

Supplemental Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2012

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenues	$—	$77,989	$—	$—	$77,989
Costs and Expenses:
Operating	—	46,235	—	—	46,235
Administrative and general	397	9,941	—	—	10,338
Depreciation	—	10,937	—	—	10,937
	397	67,113	—	—	67,510
Gains on Asset Dispositions, Net	—	613	—	—	613
Operating Income (Loss)	(397)	11,489	—	—	11,092
Other Income (Expense):
Interest income	10	174	—	—	184
Interest expense	(2,269)	(274)	—	—	(2,543)
Intercompany interest	4,765	(4,765)	—	—	—
SEACOR management fees	—	(500)	—	—	(500)
Derivative losses, net	—	(188)	—	—	(188)
Foreign currency losses, net	—	(272)	—	—	(272)
	2,506	(5,825)	—	—	(3,319)
Income Before Income Tax Expense and Equity in Earnings (Losses) of 50% or Less Owned Companies and Subsidiaries	2,109	5,664	—	—	7,773
Income Tax Expense	765	2,027	—	—	2,792
Income Before Equity in Earnings (Losses) of 50% or Less Owned Companies and Subsidiaries	1,344	3,637	—	—	4,981
Equity in Earnings of 50% or Less Owned Companies, Net of Tax	—	219	—	—	219
Equity in Earnings (Losses) of Subsidiaries	3,856	—	—	(3,856)	—
Net Income Attributable to Era Group Inc.	5,200	3,856	—	(3,856)	5,200
Accretion of Redemption Value on Series A Preferred Stock	2,099	—	—	—	2,099
Net Income Attributable to Common Shares	$3,101	$3,856	$—	$(3,856)	$3,101

Supplemental Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2012

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenues	$—	$202,026	$—	$—	$202,026
Costs and Expenses:
Operating	—	124,913	—	—	124,913
Administrative and general	3,305	23,904	1	—	27,210
Depreciation	—	31,031	—	—	31,031
	3,305	179,848	1	—	183,154
Gains on Asset Dispositions, Net	—	3,455	—	—	3,455
Operating Income (Loss)	(3,305)	25,633	(1)	—	22,327
Other Income (Expense):
Interest income	60	705	—	—	765
Interest expense	(6,041)	(850)	—	—	(6,891)
Intercompany interest	12,774	(12,774)	—	—	—
SEACOR management fees	(1,000)	(500)	—	—	(1,500)
Derivative losses, net	—	(492)	—	—	(492)
Foreign currency gains, net	—	633	—	—	633
Other, net	—	30	—	—	30
	5,793	(13,248)	—	—	(7,455)
Income Before Income Tax Expense and Equity in Earnings (Losses) of 50% or Less Owned Companies and Subsidiaries	2,488	12,385	(1)	—	14,872
Income Tax Expense	1,100	4,112	—	—	5,212
Income Before Equity in Earnings (Losses) of 50% or Less Owned Companies and Subsidiaries	1,388	8,273	(1)	—	9,660
Equity in Losses of 50% or Less Owned Companies, Net of Tax	—	(5,444)	—	—	(5,444)
Equity in Earnings (Losses) of Subsidiaries	2,828	—	—	(2,828)	—
Net Income (Loss) Attributable to Era Group Inc.	4,216	2,829	(1)	(2,828)	4,216
Accretion of Redemption Value on Series A Preferred Stock	6,334	—	—	—	6,334
Net Income (Loss) Attributable to Common Shares	$(2,118)	$2,829	$(1)	$(2,828)	$(2,118)

Supplemental Statement of Comprehensive Income (Loss) for the Three Months Ended September 30, 2013

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Income (Loss)	$5,088	$3,745	$(231)	$(3,514)	$5,088
Other Comprehensive Income:
Foreign currency translation adjustments	234	234	—	(234)	234
Income tax expense	(82)	(82)	—	82	(82)
	152	152	—	(152)	152
Comprehensive Income (Loss)	5,240	3,897	(231)	(3,666)	5,240
Comprehensive Loss Attributable to Noncontrolling Interest in Subsidiary	116	116	—	(116)	116
Comprehensive Income (Loss) Attributable to Era Group Inc.	$5,356	$4,013	$(231)	$(3,782)	$5,356

Supplemental Statement of Comprehensive Income (Loss) for the Nine Months Ended September 30, 2013

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Income (Loss)	$16,627	$11,376	$(652)	$(10,724)	$16,627
Other Comprehensive Income:
Foreign currency translation adjustments	135	135	—	(135)	135
Income tax expense	(47)	(47)	—	47	(47)
	88	88	—	(88)	88
Comprehensive Income (Loss)	16,715	11,464	(652)	(10,812)	16,715
Comprehensive Loss Attributable to Noncontrolling Interest in Subsidiary	326	326	—	(326)	326
Comprehensive Income (Loss) Attributable to Era Group Inc.	$17,041	$11,790	$(652)	$(11,138)	$17,041

Supplemental Statement of Comprehensive Income for the Three Months Ended September 30, 2012

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Income	$5,200	$3,856	$—	$(3,856)	$5,200
Other Comprehensive Income:
Foreign currency translation adjustments	112	112	—	(112)	112
Income tax expense	(39)	(39)	—	39	(39)
	73	73	—	(73)	73
Comprehensive Income Attributable to Era Group Inc.	$5,273	$3,929	$—	$(3,929)	$5,273

Supplemental Statement of Comprehensive Income (Loss) for the Nine Months Ended September 30, 2012

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Income (Loss)	$4,216	$2,829	$(1)	$(2,828)	$4,216
Other Comprehensive Income:					—
Foreign currency translation adjustments	798	798	—	(798)	798
Income tax expense	(279)	(279)	—	279	(279)
	519	519	—	(519)	519
Comprehensive Income (Loss) Attributable to Era Group Inc.	$4,735	$3,348	$(1)	$(3,347)	$4,735

Supplemental Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2013

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided by Operating Activities	$44,264	$3,659	$476	$—	$48,399
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(48,223)	—	—	(48,223)
Proceeds from disposition of property and equipment	—	59,976	—	—	59,976
Principal payments on notes due from equity investees	—	856	—	—	856
Principal payments on third party notes receivable, net	—	592	—	—	592
Net increase in escrow deposits	—	(9,900)	—	—	(9,900)
Net cash provided by investing activities	—	3,301	—	—	3,301
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	15,000	—	—	—	15,000
Payments on long-term debt	(50,000)	(2,091)	—	—	(52,091)
Dividends paid on Series A preferred stock	(4,953)	—	—	—	(4,953)
Proceeds and tax benefits from share award plans	527	—	—	—	527
Settlement of SEACOR options with Era Group options	706	—	—	—	706
Net cash used in financing activities	(38,720)	(2,091)	—	—	(40,811)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	88	35	—	—	123
Net Increase in Cash and Cash Equivalents	5,632	4,904	476	—	11,012
Cash and Cash Equivalents, Beginning of Year	2,258	8,558	689	—	11,505
Cash and Cash Equivalents, End of Year	$7,890	$13,462	$1,165	$—	$22,517

Supplemental Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2012

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash (Used in) Provided by Operating Activities	$(95,404)	$77,513	$10,800	$—	$(7,091)
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(91,155)	—	—	(91,155)
Proceeds from disposition of property and equipment	—	4,887	—	—	4,887
Cash settlements on derivative transactions, net	—	(307)	—	—	(307)
Investments in and advances to 50% or less owned companies	—	(11,857)	—	—	(11,857)
Principal payments on notes due from equity investees	—	2,725	—	—	2,725
Principal payments on third party notes receivable, net	—	832	—	—	832
Investment in subsidiary with noncontrolling interest	—	10,789	(10,789)	—	—
Net cash used in investing activities	—	(84,086)	(10,789)	—	(94,875)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	38,000	—	—	—	38,000
Payments on long-term debt	(100,000)	(2,090)	—	—	(102,090)
Dividends paid to parent	(4,447)	—	—	—	(4,447)
Intercompany debt, net	100,000	—	—	—	100,000
Net cash provided by (used in) financing activities	33,553	(2,090)	—	—	31,463
Effects of Exchange Rate Changes on Cash and Cash Equivalents	593	20	—	—	613
Net (Decrease) Increase in Cash and Cash Equivalents	(61,258)	(8,643)	11	—	(69,890)
Cash and Cash Equivalents, Beginning of Year	63,044	16,078	—	—	79,122
Cash and Cash Equivalents, End of Year	$1,786	$7,435	$11	$—	$9,232

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2012.
Forward-Looking Statements
This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others:

•	the effect of the Spin-off, including the ability of the Company to recognize the expected benefits from the Spin-off and the Company’s dependence on SEACOR’s performance under various agreements;

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

•	the cyclical nature of the oil and gas industry;

•	increased U.S. and foreign government legislation and regulation, including environmental and aviation laws and regulations, and the Company’s compliance therewith and the costs thereof;

•	dependence on the activity in the U.S. Gulf of Mexico and Alaska and the Company’s ability to expand into other markets;

•
liability, legal fees and costs in connection with providing emergency response services, including involvement in response to the oil spill that resulted from the sinking of the Deepwater Horizon in April 2010;

•	decreased demand for the Company’s services as a result of declines in the global economy;

•
declines in valuations in the global financial markets and a lack of liquidity in the credit sectors, including interest rate fluctuations, availability of credit, inflation rates, change in laws, trade barriers, commodity prices and currency exchange fluctuations;

•	activity in foreign countries and changes in foreign political, military and economic conditions;

•	the failure to maintain an acceptable safety record;

•	the dependence on a small number of customers;

•	consolidation of the Company’s customer base;

•	the ongoing need to replace aging helicopters;

•	industry fleet capacity;

•	restrictions imposed by the U.S. federal aviation laws and regulations on the amount of foreign ownership of the Company’s common stock;

•	operational risks;

•	risks associated with the Company’s debt structure;

•	operational and financial difficulties of the Company’s joint ventures and partners;

•	effects of adverse weather conditions and seasonality;

•	adequacy of insurance coverage;

•	the attraction and retention of qualified personnel; and

•	various other matters and factors, many of which are beyond the Company’s control.
In addition, these statements constitute Era Group’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors. Consequently, the foregoing should not be considered a complete discussion of all potential risks or uncertainties. The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. Era Group disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in Era Group’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this Form 10-Q should be evaluated together with the many uncertainties that affect Era Group’s businesses, particularly those mentioned under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, the Company’s subsequent Quarterly Reports on Form 10-Q and the Company’s periodic reporting on Form 8-K (if any).
Overview
Our helicopters are primarily used to transport personnel to, from and between offshore oil and gas installations, drilling rigs and platforms. In addition, our helicopters service other missions including emergency search and rescue, air medical transport, firefighting support and Alaska flightseeing tours. We are one of the largest helicopter operators in the world, and we also provide helicopters and related services to third-party helicopter operators. In addition to our U.S. customers, we currently have customers in Brazil, Canada, India, Mexico, Norway, Spain, Sweden, the United Kingdom and Uruguay.
We charter the majority of our helicopters through master service agreements, subscription agreements, day-to-day charter arrangements and contract-leases. Master service agreements and subscription agreements typically require a fixed monthly fee plus incremental payments based on hours flown. These agreements have fixed terms ranging from one month to five years and generally may be canceled by providing 30 days’ notice. Day-to-day charter arrangements call for either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate with a minimum number of hours to be charged daily. Contract-leases require a fixed monthly fee for the customer’s right to use the helicopter and, where applicable, a charge based on hours flown as compensation for any maintenance, parts, and/or personnel support that we may provide to the customer. Contract-leases generally run from two to five years with no early cancellation provisions. Air medical services are provided under contracts with hospitals that typically include a fixed monthly and hourly rate structure. With respect to flightseeing operations, we allocate block space to cruise lines and seats are sold directly to customers. We also operate a fixed based operation (“FBO”) at Ted Stevens Anchorage International Airport that sells fuel on an ad-hoc basis and leases storage space.
Certain of our operations are subject to seasonal factors. Operations in the U.S. Gulf of Mexico are often at their highest levels from April to September, as daylight hours increase, and are at their lowest levels from November to February as daylight hours decrease. Our Alaskan operations also see an increase during May to September, as our firefighting and flightseeing operations occur during this time and daylight hours are significantly longer.
Market Outlook
Supported by growing demand and attractive oil and gas prices, global offshore exploration, production and development activity continues to move into deepwater areas. The U.S. Gulf of Mexico has been positively impacted by the continuing recovery from the permitting delays following the Deepwater Horizon incident in 2010, and the deepwater rig count has now surpassed pre-moratorium levels. The permitting environment, a leading indicator of future activity, has been active, and there have been several recent successful discovery announcements. In Brazil, which has more deepwater rigs than any other market, the national mandate to significantly increase production over the next five years and beyond and the ongoing growth in the deepwater fields off of its coast will likely necessitate continued investment in infrastructure and associated services. We believe the trend evidenced by these activities will translate into greater demand for medium and heavy helicopters in those markets.
Following the Deepwater Horizon incident in the U.S. Gulf of Mexico, the Bureau of Safety and Environmental Enforcement (BSEE) has been charged by the U.S. federal government to work to promote safety, protect the environment and conserve resources offshore through vigorous regulatory oversight and enforcement. BSEE provides regulatory oversight focused on compliance by operators with applicable environmental and operational regulations outlined for leases in federal waters. Current and pending oil and gas activities in the U.S. Gulf of Mexico should necessitate sustained levels of mandated BSEE inspection programs, which we believe will increase demand for services provided to government agencies.
In May 2013, Alaska passed legislation reforming Alaska’s oil tax system to attract new investment and increase production on the North Slope while also streamlining the state’s oil and gas permitting process. A resurgence of activity on the North Slope has also been fueled by technological breakthroughs and higher oil and gas prices. Alaska has limited transportation infrastructure, which we believe increases the need for aviation services.
Recent Events
EC225 Helicopters
In 2012, there were multiple ditchings of EC225 helicopters that led major global operators to suspend EC225 helicopter operations. One of the helicopters ditched was under contract-lease from us to one of our customers, while the other two were owned and operated by parties unrelated to us.
None of our contracts for EC225 helicopters were canceled. We continued to earn revenues associated with two of our EC225 helicopters under contract-leases in the North Sea throughout the suspension and one of our EC225 helicopters through the scheduled completion date that occurred during the suspension period, after which we relocated the helicopter to our oil and gas operations in the U.S. Gulf of Mexico.

The suspension of the EC225 helicopters exacerbated financial difficulties for our Brazilian joint venture, Aeróleo, described below. We contract-lease three EC225 helicopters to Aeróleo, which are under contract with Petróleo Brasileiro S.A (“Petrobras Brazil”). Petrobras Brazil notified Aeróleo and the other operators in Brazil that it would unilaterally suspend all EC225 helicopter contracts effective April 1, 2013 through the duration of the EC225 helicopter suspension, alleging that the helicopter could not meet the terms of the contract. Aeróleo did not receive payments for its EC225 helicopters under contract with Petrobras Brazil from April through late September and October 2013. As further discussed below, this weakened Aeróleo’s financial position and could adversely impact the Company’s results of operations.
We did not collect revenues on the EC225 helicopters we operate in the U.S. Gulf of Mexico during the suspension period since those helicopters were not flying. Instead, we earned revenue on the medium helicopters that were used to replace the EC225 helicopters in support of these customer contracts.
Eurocopter, a division of European Aeronautic Defense and Space Company and manufacturer of the EC225 helicopters, through an internal investigation identified the root cause of the EC225 helicopter service failures and implemented engineering solutions, prevention and detection measures to remedy the matters that led to the suspension. On July 10, 2013, the European Aviation Safety Agency (EASA) regulatory authority approved these measures, and the United Kingdom Civil Aviation Authority lifted operational restrictions. The Civil Aviation Authority of Norway followed suit on July 19, 2013. These measures and related regulatory approvals facilitated the full return to service of the EC225 helicopters on a worldwide basis. The Company's EC225 helicopters in the U.S. Gulf of Mexico have now returned to service, and our EC225 helicopters on contract-lease to Aeróleo have also been cleared for service.
Aeróleo
Since the acquisition of our interest in Aeróleo, it has faced several challenges with respect to generating revenues from the helicopters that are contract-leased from us. In July 2011, we entered into contract-leases with Aeróleo and mobilized AW139 helicopters in response to notification that Aeróleo was successful in its bid to place them on contract with Petrobras Brazil. In August 2011, Petrobras Brazil canceled the award for these AW139 helicopters in response to an accident involving an AW139 helicopter on contract with Petrobras Brazil from one of Aeróleo’s competitors. As a result, four of the AW139 helicopters under contract-lease to Aeróleo remained idle from August 2011 until late November 2012. In November 2012, in response to the suspension of the use of EC225 helicopters described above, Petrobras Brazil contracted with Aeróleo to utilize these four AW139 helicopters. This contract is expected to terminate on November 30, 2013. As noted above, Petrobras Brazil alleged that the EC225 helicopters could not meet the terms of the contract, and unilaterally attempted to suspend its EC225 helicopter contracts with Aeróleo and the other operators in Brazil from April 1, 2013 through the duration of the EC225 helicopter suspension. Aeróleo did not receive monthly payments for its EC225 helicopters under contract with Petrobras Brazil from April through late September and October, 2013. Although Aeróleo’s EC225 helicopters have been cleared for service by Petrobras Brazil, they have not yet resumed flight operations, which is expected to occur in conjunction with the termination of the AW139 helicopter contracts on November 30, 2013. Thereafter, there is no assurance Aeróleo will be able to promptly place under new contract those four AW139 helicopters or otherwise generate sufficient revenue to enable it to make payments to us.
Another Aeróleo customer, OGX Petroleo & Gas Participacoes SA (“OGX”), has recently experienced financial difficulties and has filed for bankruptcy protection. These financial difficulties could impair OGX's ability to pay its receivables to Aeróleo, which could, in turn, impair Aeróleo's ability to make its contract-lease payments owed to us and impact our revenue. As previously noted, we currently recognize revenues from Aeróleo only as cash is received.
In addition to these financial difficulties, we are currently in a dispute with our partner in Aeróleo with respect to our contractual shareholder rights in connection with any attempted sale or transfer of our partner's interests, which is being resolved through arbitration.
In March 2012, we recorded an impairment charge of $5.9 million, net of tax, on our investment in and advances to Aeróleo resulting in a write-down of our investment to nil in 2012. As of September 30, 2013, we have deferred the recognition of $16.9 million of revenue owed by Aeróleo as a result of Aeróleo’s financial difficulties, and Aeróleo’s partners have contributed $9.2 million of shareholder debt to Aeróleo since March 2012 to address Aeróleo’s financial challenges. A continuation of any combination of these financial difficulties or the ongoing dispute with our partner, taken separately or together, may impede Aeróleo’s ability to pay for equipment leased from us, necessitate an infusion of capital from us to allow Aeróleo to continue to operate and, as a result, adversely impact our results of operations.
Fleet Update
At September 30, 2013, we had unfunded capital commitments consisting primarily of agreements to purchase helicopters totaling $239.7 million, including ten AW189 heavy helicopters, three AW139 medium helicopters and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered in 2014 through 2017. Two of the AW139 helicopters are scheduled to be delivered by year-end 2013, and one is scheduled for delivery in mid-2014. In addition, we had outstanding options to purchase up to an additional ten AW189 and five AW139 helicopters. If these options were exercised, the helicopters would be scheduled for delivery beginning in 2014 through 2017.
Subsequent to September 30, 2013, the Company exercised an option to acquire an additional AW139 helicopter, which is scheduled to be delivered in the first quarter of 2014. Upon exercise of this option, the unfunded capital commitment for this AW139 helicopter was $13.8 million.
Subsequent to September 30, 2013, the Company reached an agreement with its insurers related to an AW139 helicopter involved in an incident in a prior year period. Combined with a trade-in credit from the manufacturer of the AW139 helicopter on an “as-is” basis, this will result in a gain of approximately $0.3 million upon transfer of the helicopter title to the manufacturer, which is expected to take place before year-end 2013.

Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	69,373	86	61,785	79	182,377	82	161,620	80
Foreign	11,624	14	16,204	21	40,584	18	40,406	20
	80,997	100	77,989	100	222,961	100	202,026	100
Costs and Expenses:
Operating
Personnel	18,220	22	16,586	21	52,151	23	49,008	24
Repairs and maintenance	15,097	19	13,921	18	43,977	20	32,675	16
Insurance and loss reserves	2,804	3	2,968	4	8,063	4	8,128	4
Fuel	7,144	9	5,998	8	17,872	8	15,998	8
Leased-in equipment	2,313	3	309	—	2,932	2	1,050	1
Other	5,760	7	6,453	8	16,404	7	18,054	9
	51,338	63	46,235	59	141,399	64	124,913	62
Administrative and general	9,683	12	10,338	13	28,362	13	27,210	14
Depreciation	11,340	14	10,937	14	34,432	15	31,031	15
	72,361	89	67,510	86	204,193	92	183,154	91
Gains on Asset Dispositions and Impairments, Net	2,560	3	613	—	17,837	8	3,455	2
Operating Income	11,196	14	11,092	14	36,605	16	22,327	11
Other Income (Expense):
Interest income	155	—	184	—	452	1	765	—
Interest expense	(4,394)	(5)	(2,543)	(3)	(13,739)	(6)	(6,891)	(3)
SEACOR management fees	—	—	(500)	(1)	(168)	—	(1,500)	(1)
Derivative losses, net	(96)	—	(188)	—	(78)	—	(492)	—
Foreign currency gains (losses), net	409	1	(272)	—	465	—	633	—
Other, net	7	—	—	—	19	—	30	—
	(3,919)	(4)	(3,319)	(4)	(13,049)	(5)	(7,455)	(4)
Income Before Income Tax Expense and Equity in Earnings (Losses) of 50% or Less Owned Companies	7,277	10	7,773	10	23,556	11	14,872	7
Income Tax Expense	2,715	3	2,792	3	8,691	4	5,212	2
Income Before Equity in Earnings (Losses) of 50% or Less Owned Companies	4,562	7	4,981	7	14,865	7	9,660	5
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	526	1	219	—	1,762	1	(5,444)	(3)
Net Income	5,088	8	5,200	7	16,627	8	4,216	2
Net Loss Attributable to Noncontrolling Interest	116	—	—	—	326	—	—	—
Net Income Attributable to Era Group Inc.	5,204	8	5,200	7	16,953	8	4,216	2
Accretion of Redemption Value on Series A Preferred Stock	—	—	2,099	3	721	—	6,334	3
Net Income (Loss) Attributable to Common Shares	5,204	8	3,101	4	16,232	8	(2,118)	(1)

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, the amount of operating revenues earned by service line.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
Oil and Gas: (1)
U.S. Gulf of Mexico	45,117	56	40,217	51	126,434	57	112,230	56
Alaska	14,003	17	10,108	13	31,370	14	19,491	9
International	1,248	2	—	—	3,540	2	—	—
Total Oil and Gas	60,368	75	50,325	64	161,344	73	131,721	65
Contract-leasing	10,376	13	16,229	21	37,397	17	40,605	20
Air Medical Services	3,288	4	4,391	6	9,605	4	15,558	8
Flightseeing	4,390	5	4,381	6	7,184	3	6,999	3
FBO	2,671	3	2,758	3	7,748	3	7,463	4
Eliminations	(96)	—	(95)	—	(317)	—	(320)	—
	80,997	100	77,989	100	222,961	100	202,026	100
____________________
(1) Primarily oil and gas services, including search and rescue, but also includes revenues from activities such as firefighting and utility support.

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Operating revenues were $3.0 million higher in the quarter ended September 30, 2013 (the “Current Year Quarter”) compared with the quarter ended September 30, 2012 (the “Prior Year Quarter”).
Operating revenues from oil and gas operations in the U.S. Gulf of Mexico were $4.9 million higher than in the Prior Year Quarter. Operating revenues increased $6.1 million primarily due to more flight hours from medium helicopters to support deepwater drilling, completion and production activity. In addition, operating revenues from medium helicopters used to support search and rescue activities increased $2.0 million primarily due to new customers. Operating revenues further increased by $0.4 million due to higher rates earned on single engine helicopters, despite fewer hours being flown. The increase in operating revenues was partially offset by a $3.1 million decrease in operating revenues from heavy helicopters due to the temporary suspension of the EC225 helicopters. In addition, lower flight hours for light twin helicopters further offset the increase in operating revenues by $0.3 million.
Operating revenues from oil and gas operations in Alaska were $3.9 million higher primarily due to an increase in activity with major oil and gas customers. These increases were partially offset by reduced activity with firefighting and mining exploration customers.
Operating revenues from international oil and gas operations were $1.2 million higher due to a new contract in Uruguay that was awarded in late 2012 and commenced in January 2013.
Revenues from contract-leasing activities were $5.9 million lower in the Current Year Quarter. Revenues from contract-leases that have ended since the Prior Year Quarter where the helicopters were reassigned to our domestic operations resulted in a decrease of $2.7 million, and revenues from contract-leases that ended when the helicopters were sold at the end of the contract-lease resulted in a decrease of $1.5 million. In addition, there was a decrease of $3.1 million in contract-leasing revenues from our Brazilian joint venture, Aeróleo. The decreases were partially offset by increased revenues of $1.5 million from a customer in India. Revenues from both our Brazilian joint venture, Aeróleo, and the customer in India are recognized on a cash receipts basis due to liquidity issues experienced by both customers.
Operating revenues from air medical services were $1.1 million lower primarily due to the conclusion of three long-term hospital contracts, partially offset by a new contract that began in 2013. The change in contracts is primarily due to a shift in management philosophy designed to enhance profitability on these services and to one customer bringing these services in-house upon conclusion of its contract with us.
Operating Expenses.  Operating expenses were $5.1 million higher in the Current Year Quarter primarily driven by an increase in lease expense of $2.0 million due to a one-time charge related to operating leases on certain air medical helicopters. Personnel costs increased $1.6 million due to increased activity. In addition, repairs and maintenance expenses were $1.2 million higher as a result of the timing of repairs in 2013, offset by decreases in expenses related to the EC225 helicopters.
Administrative and General. Administrative and general expenses were $0.7 million lower in the Current Year Quarter. Bad debt expense decreased $2.6 million in the Current Year Quarter due to the recognition of the bankruptcy of a customer in the Prior Year Quarter. This decrease was partially offset by increases in legal, professional and other expenses of $0.9 million due to additional costs associated with being an independent public company and expenditures related to pending legal cases. Additional offsets include an increase in compensation and employee costs of $0.4 million as a result of salary and benefit increases, an increase in travel expenses of $0.2 million associated with increased business development activities, and an increase in bank fees related to our revolving credit facility of $0.2 million.
Depreciation.  Depreciation expense was $0.4 million higher primarily due to the addition of new and higher cost helicopters.
Gains on Asset Dispositions and Impairments, Net.  During the Current Year Quarter, we sold or otherwise disposed of helicopters and other equipment for total proceeds of $10.2 million resulting in a gain of $2.6 million. These amounts included a gain of $3.4 million on the sale of one S76C++ helicopter and two S76A++ helicopters offset by a loss on the sale of one S76A++ helicopter of $0.6 million and losses on the sale of other equipment of $0.2 million in the normal course of our business. During the Prior Year Quarter, we sold helicopter components and other equipment for cash proceeds of $0.4 million, recognizing gains of $0.6 million including previously deferred gains of $0.3 million.
Operating Income. Operating income as a percentage of revenues was 14% in the Current Year Quarter and in the Prior Year Quarter. Excluding gains on asset dispositions discussed above, operating income as a percentage of revenues was 11% in the Current Year Quarter compared with 13% in the Prior Year Quarter. Lease expense increased due to a one-time charge related to operating leases on certain air medical helicopters.
Interest Expense. On December 7, 2012, we completed an offering of $200.0 million aggregate principal amount of 7.750% Senior Notes, the net proceeds of which were used to repay $190.0 million of borrowings outstanding under our Revolving

Credit Facility. As a result of the higher interest rate on the notes, interest expense was $1.9 million higher in the Current Year Quarter compared with the Prior Year Quarter.
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
Earnings per Common Share. Basic and diluted earnings per common share were $0.26 and $0.25, respectively, in the Current Year Quarter compared to $0.13 in the Prior Year Quarter. On an as adjusted basis, had the Spin-off occurred on January 1 of both periods, basic and diluted earnings per common share would be as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,
	2013	2012
Net Income Attributable to Common Shares	$5,204	$3,101

Earnings Per Common Share:
Basic	$0.26	$0.16
Diluted	$0.25	$0.16

Weighted Average Common Shares Outstanding:
Basic	20,186,013	19,883,583
Diluted	20,505,904	19,883,583

Current Nine Months compared with Prior Nine Months
Operating Revenues. Operating revenues were $20.9 million higher in the nine months ended September 30, 2013 (the “Current Nine Months”) compared with the nine months ended September 30, 2012 (the “Prior Nine Months”).
Operating revenues from oil and gas operations in the U.S. Gulf of Mexico were $14.2 million higher than the Prior Nine Months. Operating revenues increased $23.5 million due to new medium helicopters being placed in service to support the increased deepwater drilling, completion and production activity in the U.S. Gulf of Mexico and to more flight hours from medium helicopters used to fill in for the temporarily suspended EC225 helicopters. In addition, operating revenues further increased by $0.9 million due to higher rates earned on single engine helicopters, despite fewer hours being flown. The increase in operating revenues was partially offset by a $10.0 million decrease from heavy helicopters due to the temporary suspension of the EC225 helicopters and a decrease of $0.3 million in light twin helicopters due to lower flight hours.
Operating revenues from oil and gas operations in Alaska were $11.9 million higher. The resumption of services with a major oil and gas customer that had been temporarily suspended during a portion of the Prior Nine Months contributed $8.8 million to this increase. New contracts entered into after the Prior Nine Months contributed $2.1 million, and short-term work related to a drillship running aground contributed a further $2.8 million to the increase. These increases were partially offset by a $2.0 million decrease due to decreased activity with firefighting and mining exploration customers.
Operating revenues from international oil and gas operations were $3.5 million higher due to a new contract in Uruguay that was awarded in late 2012 and commenced in January 2013.
Revenues from contract-leasing activities were $3.2 million lower in the Current Nine Months primarily related to an $8.0 million decrease from contracts that have ended during the year, partially offset by an increase of $2.2 million as a result of better collections from customers whose revenues are recognized on a cash receipt basis. In addition, we were awarded a contract-lease with a customer in Spain in the second half of 2012, but this contract-lease was terminated due to the customer’s failure to secure a contract award for use of the related helicopter. As a result, an increase in revenue of $0.3 million from scheduled contract-lease payments and $1.2 million from an early termination penalty was recognized. An increase in rates on the renewal of an existing contract and two short term contract-leases in the U.S. further increased contract-leasing revenues by $1.1 million.

Operating revenues from air medical services were $6.0 million lower primarily due to the conclusion of three long-term hospital contracts, partially offset by a new contract that began in 2013. The change in contracts is primarily due to a shift in management philosophy designed to enhance profitability on these services and to one customer bringing these services in-house upon conclusion of its contract with us.
Operating revenues from flightseeing and FBO activities increased by $0.2 million and $0.3 million, respectively, in the Current Nine Months. This is primarily the result of better weather conditions resulting in more flying activity.
Operating Expenses.  Operating expenses were $16.5 million higher in the Current Nine Months. Repairs and maintenance expenses increased $11.3 million primarily due to the timing of repairs in 2013 and the absence of the benefit from $6.8 million of vendor credits in the Prior Nine Months. Personnel costs were $3.1 million higher in the Current Nine Months primarily due to the addition of personnel to support the increase in oil and gas activity discussed above. Lease expense increased $2.0 million due to a one-time charge related to operating leases on certain air medical helicopters. In addition, fuel expense increased $1.1 million due to higher flight hours and an increase in the average price per gallon. These increases were partially offset by a decrease of $1.3 million in other operating expenses, primarily due to a decrease in part sales related to air medical contracts.
Administrative and General. Administrative and general expenses were $1.2 million higher in the Current Nine Months. Compensation and employee costs increased $2.3 million primarily due to the recognition of bonus awards for executive management, severance costs related to changes in senior management and share awards compensation related to equity awards granted in 2013 following the spin-off from SEACOR. Absent the impact of $2.9 million of expenses associated with a contemplated initial public offering of our common stock recognized in the Prior Nine Months, legal, professional and other expenses increased by $3.2 million due to costs associated with being a public company, legal expenditures and an increase in shared services fees from SEACOR. Additional contributing factors include an increase in insurance expense of $0.3 million due to additional personnel, an increase in travel expense of $0.3 million associated with increased business development activities, and increased bank fees of $0.3 million related to our revolving credit facility. These increases were partially offset by a decrease of $2.4 million in bad debt expense due to the bankruptcy of a customer in the Prior Nine Months.
Depreciation.  Depreciation expense was $3.4 million higher in the Current Nine Months primarily due to the addition of new and higher cost helicopters.
Gains on Asset Dispositions and Impairments, Net.  During the Current Nine Months, we sold or otherwise disposed of helicopters and other equipment for cash proceeds of $60.0 million and net receivables of $0.2 million, resulting in gains of $17.8 million. These amounts included: a gain of $5.4 million on the sale of an EC225 helicopter that was damaged in an incident in May 2012 while under contract-lease to a customer and subsequently sold to that customer in the Current Nine Months for cash proceeds of $24.6 million; a gain of $1.2 million on the recognition of insurance proceeds of $2.1 million related to a Sikorsky S76A helicopter involved in an incident in the Current Nine Months; and gains of $11.2 million on the sale of helicopters and other equipment in the normal course of our business. In addition, we recognized previously deferred gains of $0.1 million. During the Prior Nine Months, the Company sold helicopter components and other equipment for proceeds of $5.2 million and recognized gains of $3.5 million, including previously deferred gains of $0.7 million.
Operating Income. Operating income as a percentage of revenues was 16% in the Current Nine Months compared with 11% in the Prior Nine Months. Excluding gains on asset dispositions discussed above, operating income as a percentage of revenues was 8% in the Current Nine Months compared with 9% in the Prior Nine Months. Repairs and maintenance expenses increased as a result of the timing of repairs in 2013 and the absence of the benefit from $6.8 million of vendor credits in the Prior Nine Months.
Interest Expense. On December 7, 2012, we completed an offering of $200.0 million aggregate principal amount of 7.750% Senior Notes, the net proceeds of which were used to repay $190.0 million of borrowings outstanding under our Revolving Credit Facility. As a result of the higher interest rate on the notes, interest expense was $6.8 million higher in the Current Nine Months compared with the Prior Nine Months.
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
Income Tax Expense. Income tax expense was $3.5 million higher in the Current Nine Months primarily due to an increase in income before income tax expense and equity in earnings (losses) of 50% or less owned companies. In addition, the effective tax rate in the Prior Nine Months was lower due to permanent differences related to share-based compensation awards and state income tax expenses.

Equity in Earnings (Losses) of 50% or Less Owned Companies. During the Prior Nine Months, we recognized a loss of $0.6 million and an impairment charge of $5.9 million, net of tax, on our investment in our Brazilian joint venture. In the Current Nine Months, no losses were recognized on our Brazilian joint venture as they were fully written down in 2012. Earnings on other equity investments were consistent during the respective comparative periods.
Earnings (Loss) per Common Share. Earnings per common share was $0.79 in the Current Nine Months compared to a loss of $0.09 in the Prior Nine Months. On an as adjusted basis, had the Spin-off occurred on January 1 of both periods, basic and diluted earnings (loss) per common share would be as follows (in thousands, except share and per share amounts):

	Nine Months Ended September 30,
	2013	2012
Net Income (Loss) Attributable to Common Shares	$16,232	$(2,118)

Earning (Loss) Per Common Share
Basic and Diluted	$0.81	$(0.11)

Weighted Average Common Shares Outstanding
Basic and Diluted	20,081,493	19,883,583

Fleet Count

	Owned(1)	Joint Ventured	Leased-in	Managed	Total	Max. Pass.(2)	Cruise Speed (mph)	Approx. Range (miles)	Average Age(3) (years)

Heavy:
EC225	9	—	—	—	9	19	162	582	4

Medium:
AW139	35	1	—	—	36	12	173	426	4
B212	11	—	—	—	11	11	115	299	35
B412	6	—	—	—	6	11	138	352	32
S76 A/A++	2	—	1	—	3	12	155	348	23
S76 C+/C++	5	—	—	1	6	12	161	348	7
	59	1	1	1	62

Light—twin engine:
A109	7	—	—	2	9	7	161	405	7
BK-117	—	—	4	2	6	9	150	336	N/A
EC135	17	—	2	1	20	7	138	288	5
EC145	3	—	—	1	4	9	150	336	5
	27	—	6	6	39

Light—single engine:
A119	17	7	—	—	24	7	161	270	7
AS350	35	—	—	—	35	5	138	361	17
	52	7	—	—	59
Total Fleet	147	8	7	7	169
____________________
(1) Includes a medium helicopter that has been removed from service.
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
As of September 30, 2013, we had unfunded capital commitments of $239.7 million, consisting primarily of agreements to purchase helicopters, including ten AW189 heavy helicopters, three AW139 medium helicopters, and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered in 2014 through 2017. Two of the AW139 helicopters are scheduled to be delivered by year-end 2013, and one is scheduled for delivery in mid-2014. Delivery dates for the AW169 helicopters have yet to be determined. Of these commitments, $28.0 million are payable in 2013, with the remaining commitments payable in 2014 through 2017, and $177.6 million (inclusive of deposits paid on options not yet exercised) may be terminated without further liability to us other than aggregate liquidated damages of $12.2 million. In addition, we had outstanding options to purchase up to an additional ten AW189 helicopters and five AW139 helicopters. If these options were exercised, the helicopters would be delivered beginning in 2014 through 2017.
Subsequent to September 30, 2013, the Company exercised an option to acquire an additional AW139 helicopter, which is scheduled to be delivered in the first quarter of 2014. Upon exercise of this option, the unfunded capital commitment for this AW139 helicopter was $13.8 million.
We expect to finance the remaining acquisition costs through a combination of cash on hand, cash provided by operating activities and borrowings under our Revolving Credit Facility.
Summary of Cash Flows

	Nine Months Ended September 30,
	2013	2012
	$’000	$’000
Cash flows provided by or (used in):
Operating Activities	48,399	(7,091)
Investing Activities	3,301	(94,875)
Financing Activities	(40,811)	31,463
Effect of Exchange Rate Changes on Cash and Cash Equivalents	123	613
Net Increase (Decrease) in Cash and Cash Equivalents	11,012	(69,890)

Operating Activities
Cash flows provided by operating activities increased by $55.5 million in the Current Nine Months compared with the Prior Nine Months. The components of cash flows provided by (used in) operating activities during the Current Nine Months and Prior Nine Months were as follows:

	Nine Months Ended September 30,
	2013	2012
	$’000	$’000
Operating income before depreciation and gains on asset dispositions and impairments, net	53,200	49,903
Changes in operating assets and liabilities before interest and income taxes	3,856	(52,715)
Cash settlements on derivative transactions, net	(356)	—
Dividends received from 50% or less owned companies	—	(16)
Interest paid, excluding capitalized interest	(9,923)	(6,269)
Income taxes paid, net	(57)	(44)
SEACOR management fees	(168)	(1,500)
Other	1,847	3,550
Total cash flows provided by (used in) operating activities	48,399	(7,091)
Operating income before depreciation and gains on asset dispositions and impairments, net was $3.3 million higher in the Current Nine Months compared with the Prior Nine Months, primarily due to an increase in operating revenues of $20.9 million, partially offset by an increase in operating expenses and administrative and general expenses of $16.5 million and $1.2 million, respectively. See “Results of Operations” included above for an explanation of the main variances.
During the Current Nine Months, changes in operating assets and liabilities before interest and income taxes provided cash flows of $3.9 million. During the Prior Nine Months, changes in operating assets and liabilities before interest and income taxes used cash flows of $52.7 million primarily due to the settlement of intercompany debt with SEACOR.
Interest paid, excluding capitalized interest, was $3.7 million higher in the Current Nine Months compared with the Prior Nine Months, primarily due to a higher interest rate on our Senior Notes. The Senior Notes offering was completed on December 7, 2012, and the net proceeds were used to repay borrowings outstanding under our Revolving Credit Facility.
SEACOR management fees were $1.3 million lower during the Current Nine Months due to no longer being charged a management fee from SEACOR.
Cash flows from other operating activities were $1.7 million lower in the Current Nine Months due to $2.8 million in bad debt expense incurred in the Prior Nine Months, primarily due to the bankruptcy of a customer. This was partially offset by $1.2 million in amortization for stock compensation in the Current Nine Months.
Investing Activities
During the Current Nine Months, net cash provided by investing activities was $3.3 million primarily as follows:

•	Proceeds from the disposition of property and equipment were $60.0 million.

•	Capital expenditures were $48.2 million, which consisted primarily of helicopter acquisitions and deposits on future helicopter deliveries.

•	Deposits into escrow for like-kind exchange were $9.9 million.

•	Net principal payments on notes due from equity investees were $0.9 million.

•	Net principal payments from third-party notes receivable were $0.6 million.
During the Prior Nine Months, net cash used in investing activities was $94.9 million primarily as follows:

•	Capital expenditures, consisting primarily of helicopter acquisitions, were $91.2 million.

•	Investments in and advances to 50% or less owned companies were $11.9 million.

•	Proceeds from the disposition of property and equipment were $4.9 million.

•	Net principal payments on notes due from equity investees were $2.7 million.

•	Net principal payments from third-party notes receivable were $0.8 million.
Financing Activities
During the Current Nine Months, net cash used in financing activities was $40.8 million primarily as follows:
•Net principal payments on long-term debt were $37.1 million.

•	Dividends paid on Series A preferred stock of $5.0 million.

•	Proceeds from SEACOR on the settlement of stock options of $0.7 million.

•	Proceeds and tax benefits from share-based awards were $0.5 million.
During the Prior Nine Months, net cash provided by financing activities was $31.5 million primarily as follows:

•	Net principal payments on long-term debt were $64.1 million.

•	Proceeds from issuance of Series B preferred stock were $100.0 million.

•	Dividends paid on Series A preferred stock of $4.5 million.

Senior Secured Revolving Credit Facility
On December 22, 2011, we entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) that matures in December 2016. The Revolving Credit Facility provides us with the ability to borrow up to $200.0 million with sub-limits of up to $50.0 million for letters of credit and up to $25.0 million for swingline advances, subject to the terms and conditions specified in the Revolving Credit Facility. Under certain circumstances, the borrowing capacity under the Revolving Credit Facility may be increased by up to an additional $100.0 million. As of September 30, 2013, we had the ability to borrow an additional $176.3 million under the facility.
Borrowings under our Revolving Credit Facility bear interest at a rate per annum equal to, at our election, either a “base rate” or LIBOR, as defined, plus an applicable margin. The applicable margin is based on our ratio of funded debt to EBITDA, as defined, and ranges from 100 to 200 basis points on the “base rate” margin and 210 to 335 basis points on the LIBOR margin. The applicable margin as of September 30, 2013, was 120 basis points on the “base rate” margin and 235 basis points on the LIBOR margin. In addition, we are required to pay a quarterly commitment fee based on the average unfunded portion of the committed amount at a rate based on our ratio of funded debt to EBITDA, as defined, that ranges from 25 to 70 basis points. As of September 30, 2013, the commitment fee was 37.5 basis points.
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
Short and Long-Term Liquidity Requirements
We anticipate that we will generate positive cash flows from operating activities and that these cash flows will be adequate to meet our working capital requirements. During the nine months ended September 30, 2013, our cash provided by operating activities was $48.4 million. To support our capital expenditure program and/or other liquidity requirements, we may use operating cash flow, cash balances, proceeds from sales of assets, issue debt or equity, borrow under our Revolving Credit Facility or any combination thereof.
Our availability of long-term financing is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, capital expenditures and a reasonable return on investment. We believe that earning such operating profits will permit us to maintain our access to favorably priced financing arrangements. Management will continue to closely monitor our liquidity and the capital and other financing markets.
Off-Balance Sheet Arrangements
On occasion, we and our partners will guarantee certain obligations on behalf of our joint ventures. As of September 30, 2013, we had no such guarantees in place.
Contractual Obligations and Commercial Commitments
For a discussion of the Company's contractual obligations and commercial commitments, refer to “Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. During the Current Nine Months, we entered into additional contractual obligations related to orders we placed for five additional AW189 heavy helicopters, deposits for ten AW189 helicopter options and the exercise of three AW139 medium helicopter options. The total remaining contractual obligation is $116.3 million. These commitments are not recorded as liabilities on our consolidated balance sheet as of September 30, 2013, as we have not received the goods or taken title to the property. The additional AW189 helicopters are scheduled to be delivered between 2015 and 2017. Two of the AW139 helicopters are scheduled to be delivered by year-end 2013, and one is scheduled for delivery in mid-2014.
Subsequent to September 30, 2013, the Company exercised an option to acquire an additional AW139 helicopter, which is scheduled to be delivered in the first quarter of 2014. Upon exercise of this option, the unfunded capital commitment for this AW139 helicopter was $13.8 million.
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
As of September 30, 2013, we had capital purchase commitments of €176.6 million. An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. Dollar equivalent of the non-hedged purchase commitment by $23.9 million.
As of September 30, 2013, we maintained cash balances of €7.1 million. An adverse change of 10% in the underlying foreign currency exchange rate would reduce net income by $0.6 million.
As of September 30, 2013, we maintained receivable balances of €3.3 million. An adverse change of 10% in the underlying foreign currency exchange rate would reduce net income by $0.3 million.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2013. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, as of September 30, 2013.
During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
We have been evaluating, designing and enhancing controls, including internal controls over financial reporting, related to processes that previously were handled by SEACOR and/or will continue for a limited time to be handled by SEACOR under the Amended and Restated Transition Services Agreement, including payroll processing, information systems support, cash disbursement support, cash receipt processing and treasury management, and have been discussing these matters with our independent accountants and the Audit Committee of our Board of Directors. Based on these evaluations and discussions, we consider what revisions or improvements are necessary in order for us to conclude that our internal controls are effective. We are in the process of identifying areas where there may be a need for improvement in our internal controls, and following such process will design and implement controls and processes to address the issues identified through this review.

PART II—OTHER INFORMATION

ITEM 1A.     RISK FACTORS
For additional information about our risk factors, see “Risk Factors” in Item 1A of our 2012 Annual Report of Form 10-K, in Part II, “Item 1A. Risk Factors” of our subsequent Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K (if any).

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

Era Group Inc. (Registrant)

DATE:	November 12, 2013	By:	/s/ Christopher S. Bradshaw
Christopher S. Bradshaw, Executive Vice President and Chief Financial Officer

DATE:	November 12, 2013	By:	/s/ Jennifer Whalen
Jennifer Whalen, Vice President and Chief Accounting Officer

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

______________________

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.