Form 10-K
period 2013-12-31
ERA GROUP INC.
filed 2014-03-21
CIK 1525221

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2013 was $489,236,846. The total number of shares of Common Stock, par value $0.01 per share, outstanding as of February 28, 2014 was 20,183,893. The Registrant has no other class of Common Stock outstanding.

ERA GROUP INC.
FORM 10-K

PART IV

Item 15.	Exhibits and Financial Statement Schedules	69

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others:

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

•	the cyclical nature of the oil and gas industry;

•	increased U.S. and foreign government legislation and regulation, including environmental and aviation laws and regulations, and the Company’s compliance therewith and the costs thereof;

•	dependence on the activity in the U.S. Gulf of Mexico and Alaska and the Company’s ability to expand into other markets;

•	liability, legal fees and costs in connection with providing emergency response services;

•	decreased demand for the Company’s services as a result of declines in the global economy;

•
declines in valuations in the global financial markets and a lack of liquidity in the credit sectors, including interest rate fluctuations, availability of credit, inflation rates, change in laws, trade barriers, commodity prices and currency exchange fluctuations;

•	activity in foreign countries and changes in foreign political, military and economic conditions;

•	the failure to maintain an acceptable safety record;

•	activity with non-wholly owned entities;

•	the dependence on a small number of customers;

•	consolidation of the Company’s customer base;

•	the ongoing need to replace aging helicopters;

•	dependence on the used aircraft market;

•	industry fleet capacity;

•	restrictions imposed by the U.S. federal aviation laws and regulations on the amount of foreign ownership of the Company’s common stock;

•	operational risks;

•	risks associated with the Company’s debt structure;

•	operational and financial difficulties of the Company’s joint ventures and partners;

•	effects of adverse weather conditions and seasonality;

•	adequacy of insurance coverage;

•	the attraction and retention of qualified personnel; and

•	various other matters and factors, many of which are beyond the Company’s control.
In addition, these statements constitute Era Group’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors. Consequently, the foregoing should not be considered a complete discussion of all potential risks or uncertainties. The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. Era Group disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in Era Group’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this Annual Report on Form 10-K should be evaluated together with the many uncertainties that affect Era Group’s businesses, particularly those discussed in greater detail in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS
General
Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us” and the “Company” refer to Era Group Inc. and its consolidated subsidiaries. “Era Group” refers to Era Group Inc., incorporated in 1999 in Delaware. “Common Stock” refers to the common stock, par value $0.01 per share, of Era Group. The Company's fiscal year ended on December 31, 2013.
We are one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the U.S., which is our primary area of operations. Our helicopters are primarily used to transport personnel to, from and between offshore installations, drilling rigs and platforms. In the year ended December 31, 2013, approximately 60% and 18% of our total operating revenues were earned in the U.S. Gulf of Mexico and Alaska, respectively. We also provide helicopters and related services to third-party helicopter operators in other countries. In addition to our U.S. customers, we currently have customers in Brazil, Canada, India, Mexico, Norway, Spain, Sweden, the United Kingdom and Uruguay.
The primary users of our helicopter services are major integrated and independent oil and gas companies, including Anadarko Petroleum Corporation (“Anadarko”), Shell Exploration and Production Company (“Shell”), Exxon Mobil Global Services Co., and Petrobras America Inc. (“Petrobras America”), and the U.S. government. In the years ended December 31, 2013 and 2012, approximately 75% and 65% of our operating revenues, respectively, were derived from helicopter services, including emergency search and rescue services, provided to clients primarily involved in oil and gas activities. In addition to serving the oil and gas industry, we provide helicopters under dry-lease, air medical services, firefighting support and Alaska flightseeing tours, among other activities.
In recent years, we have developed helicopter dry-leasing opportunities to enter developing international markets. We dry-lease to third parties and foreign affiliates. These third parties and affiliates in turn provide helicopter services to clients in their local markets. Under our dry-lease arrangements, operational responsibility is normally assumed by the lessee, which results in lower investment costs for overseas infrastructure. In certain countries where we believe it is beneficial to access the local market for offshore helicopter support, such as Brazil, we have entered into joint venture relationships. We typically own a 50% interest in the foreign affiliates and their financial results are not consolidated with our financial results.
In Alaska, we operate a fixed based operation (“FBO”) at Ted Stevens Anchorage International Airport, leasing storage space and selling fuel and other services to a diverse group of general aviation companies and large corporations. In addition, we operate light and medium helicopters on the North Slope and around Prudhoe Bay in support of oil and gas exploration, development and production activities and inland in support of firefighting and utility activities. We also operate light helicopters in a flightseeing operation, primarily in support of the cruise line industry providing passengers with glacier and dog-sled tours from Juneau and Denali.
We provide a number of additional services through joint ventures that complement our core chartering and dry-leasing activities. We hold a 50% interest in our Dart Holding Company Ltd. (“Dart”) joint venture, which is a sales and manufacturing organization based in Canada that engineers and manufactures after-market helicopter parts and accessories for sale to helicopter manufacturers and operators and distributes parts and accessories on behalf of other manufacturers. We also hold a 50% interest in Era Training Center LLC (“Era Training”), a joint venture based in Lake Charles, Louisiana, that provides instruction, flight simulator and other training to our employees, pilots working for third parties, other helicopter companies, including our competitors, and government agencies.
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
Emerging Growth Company
We are an “Emerging Growth Company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “Emerging Growth Companies.” These include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and obtaining stockholder approval of any golden parachute payments not previously approved.
Segment and Geographic Information
The Company has determined that its operations comprise a single segment. Helicopters are highly mobile and may be utilized in any of the Company’s service lines as business needs dictate. The Company provides helicopters under contracts ranging from dry-leases, where only the helicopter is provided, to contracts providing full service operational support. Financial data for geographic areas is reported in Note 16 “Segment Information, Major Customers and Geographical Data” of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
Our Strategy
Our goal is to be a premier global provider of helicopter transport and related services. The following are potential opportunities which we regularly review:
Expand into new and growing geographic markets—We believe there are significant opportunities in offshore oil and gas markets outside of the U.S., and we continually seek to access these growth markets. In July 2011, we acquired an interest in Aeróleo Taxi Aereo S/A (“Aeróleo”), a Brazilian company servicing the Brazilian offshore oil and gas industry and to which we dry-lease helicopters and provide support services. Throughout 2013, we operated an AW139 medium helicopter for customers in Uruguay. We also have working relationships with operators in Asia, Australia and Europe. We believe that several of these markets are underserved by larger multinational helicopter operators and, as a result, provide us with opportunities for growth.
Further develop dry-leasing opportunities—We believe dry-leasing helps to provide a source of revenues and cash flow and access to emerging, international oil and gas markets. We believe customers look to us for helicopter dry-leasing because of our modern fleet, with a selection of helicopter models to meet their needs, and our ability to provide related services, such as training and maintenance support. We intend to continue to develop and grow our participation in international markets where the fundamentals for helicopter demand are favorable, particularly to service offshore deepwater installations and new areas of exploration. We believe that the market for dry-leasing will continue to grow as smaller operators in developing areas prefer the limited financial commitments of leasing equipment over purchasing.
Continue to expand and upgrade our versatile fleet—We regularly review our asset portfolio by assessing market conditions and changes in our customers’ demand for different helicopter models. We buy, sell and lease out equipment in the ordinary course of our business. As offshore oil and gas drilling and production move to deeper water in most parts of the world, we believe more heavy and medium helicopters may be required in the future. We believe our strong relationships with the original equipment manufacturers (“OEMs”) will help us maintain an asset base suitable for use within our own operations and for dry-leasing to other operators. In addition, we intend to continue to pursue opportunities to realize value from our fleet's versatility by shifting assets between markets when circumstances warrant.
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

Equipment and Services
We own and operate three classes of helicopters:

•
Heavy helicopters, which have twin engines and a typical passenger capacity of 16 to 19, are primarily used in support of the deepwater offshore oil and gas industry, frequently in harsh environments or in areas with long distances from shore, such as those in the U.S. Gulf of Mexico, Brazil, Australia and the North Sea. Heavy helicopters are also used to support search and rescue operations.

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

As of December 31, 2013, we owned or operated a total of 165 helicopters, consisting of nine heavy helicopters, 61 medium helicopters, 36 light twin engine helicopters and 59 light single engine helicopters. In addition, we had two AW139 helicopters which were fully paid for in 2013 but not delivered and operational until 2014. As of December 31, 2013, we had commitments to purchase an additional 21 new helicopters consisting of ten AW189 heavy helicopters, four S92 heavy helicopters, two AW139 medium helicopters and five AW169 light twin helicopters. The AW139 helicopters are scheduled to be delivered in 2014. The AW189 helicopters are scheduled to be delivered beginning 2014 through 2017. The S92 helicopters are scheduled to be delivered in 2016 and 2017. Delivery dates for the AW169 helicopters have yet to be determined. In addition, we had outstanding options to purchase up to an additional ten AW189 helicopters, five S92 helicopters and four AW139 helicopters. If these options were exercised, the helicopters would be delivered beginning in 2014 through 2018.
As of December 31, 2013, 124 helicopters were located in the United States and 41 were located in foreign jurisdictions.
The following table identifies the types of helicopters that comprise our fleet and the number of those helicopters in our fleet as of December 31, 2013. “Owned” are those helicopters owned by us. “Joint Ventured” are those helicopters owned by entities in which we have an interest of 50% or less. “Leased-in” are those helicopters leased-in under operating leases. “Managed” are those helicopters that are owned by non-affiliated entities and operated by us for a fee.

	Owned(1)	Joint Ventured	Leased-in	Managed	Total	Max. Pass.(2)	Cruise Speed (mph)	Approx. Range (miles)	Average Age(3) (years)
As of December 31, 2013
Heavy:
EC225	9	—	—	—	9	19	162	582	4

Medium:
AW139	34	1	—	—	35	12	173	426	4
B212	11	—	—	—	11	11	115	299	35
B412	6	—	—	—	6	11	138	352	32
S76 A/A++	3	—		—	3	12	155	348	27
S76 C+/C++	5	—	—	1	6	12	161	348	7
	59	1	—	1	61

Light—twin engine:
A109	7	—	—	2	9	7	161	405	8
BK-117	—	—	2	1	3	9	150	336	N/A
EC135	17	—	2	1	20	7	138	288	5
EC145	3	—	—	1	4	9	150	336	5
	27	—	4	5	36

Light—single engine:
A119	17	7	—	—	24	7	161	270	7
AS350	35	—	—	—	35	5	138	361	17
	52	7	—	—	59
Total Fleet	147	8	4	6	165				12
____________________________

(1)	Excludes two AW139 helicopters which were fully paid for in 2013 but not delivered and operational until 2014. Includes one S76A medium helicopter that was sold subsequent to December 31, 2013.

(2)	In typical configuration for our operations.

(3)	Reflects the average age of helicopters that are owned by us.

The management of our global helicopters involves a careful evaluation of the expected demand for helicopter services across global oil and gas markets, including the type of helicopter needed to meet this demand. As offshore oil and gas drilling and production globally moves to deeper water, more heavy and medium helicopters and newer technology helicopters may be required. Our orders and options to purchase helicopters are primarily for heavy and medium helicopters. These capital commitments reflect our effort to meet customer demand for helicopters suitable for the deepwater market.
Heavy and medium helicopters fly longer distances at higher speeds and can carry heavier payloads than light helicopters and are usually equipped with sophisticated avionics permitting them to operate in more demanding weather conditions and difficult climates. Heavy and medium helicopters are most commonly used for crew changes on large offshore production facilities and drilling rigs servicing the oil and gas industry. They are the preferred helicopters in international offshore markets, where facilities tend to be larger, the drilling locations more remote, and onshore infrastructure more limited.
In the U.S., we provide and operate helicopters under contracts using a Federal Aviation Administration (“FAA”) issued Part 135 Air Operator’s Certificate (“AOC”) for a variety of activities, primarily offshore oil and gas exploration, development and production, air medical services, firefighting, flightseeing tours, and emergency response search and rescue. For operating contracts, we are required to provide a complete support package including flight crews, helicopter maintenance and management of flight operations.
In international markets, our helicopters are typically operated using another operator’s AOC, frequently through dry-leases under which our customers handle all the operational support. Certain other international contracts require us to provide more limited operational support, which typically consists of pilot training and/or helicopter maintenance.

Markets
Our current principal markets for our transportation and search and rescue services to the offshore oil and gas exploration, development and production industry are in the U.S. Gulf of Mexico and Alaska. In addition, we currently conduct our international activities in support of oil and gas exploration, development and production activity, primarily in Brazil and other parts of Latin America, Europe and Asia.
U.S. Markets. We are one of the largest suppliers of helicopter services in the U.S. Gulf of Mexico, where we operate from 15 bases.
Our client base in the U.S. Gulf of Mexico mostly consists of international, independent and major integrated oil and gas companies. The U.S. Gulf of Mexico is a major offshore oil and gas producing region and the largest oil and gas aviation market in the world. According to PFC Energy in its November 2013 Oil and Gas Helicopter Market Outlook, the U.S. Gulf of Mexico has over 3,000 production platforms, of which approximately 2,000 have helipads and approximately 1,000 are manned. The deepwater platforms are serviced by heavy and medium helicopters. The shallow water platforms are typically unmanned and are serviced by light helicopters. Among our strengths in this region, in addition to our 15 operating bases, are our advanced proprietary flight-following systems, our Era Training services, our maintenance operations and our search and rescue services.
We have six operating bases in Alaska, where we provide support for independent and major integrated oil and gas companies. In addition to supporting oil company activities in the Cook Inlet and along the North Slope of Alaska, we operate a FBO at Ted Stevens Anchorage International Airport, provide summer flightseeing tours and support inland firefighting and mining operations. Despite the remote location of our Alaskan bases, they are strategically located to provide services to our customers. These bases frequently include crew accommodations, hangars and fuel systems, all of which can be otherwise difficult or expensive to secure and maintain in such remote locations.
Our air medical services operations are primarily located in the northeastern U.S. and Florida.
International Markets. We currently conduct our international activities in Brazil and other parts of Latin America, Europe and Asia. We actively market our services globally. The following is a description of our international activities.

•
Brazil and Latin America—Brazil has one of the largest deepwater offshore exploration and production areas in the world. We hold a 50% economic interest and 20% voting interest in Aeróleo, which we acquired in July 2011. Aeróleo was founded in 1968 to provide logistical air support to the Brazilian oil and gas industry and has been active mainly in the Campos Basin, the largest offshore oilfield area in Brazil. Aeróleo has a network of three operating bases distributed strategically in Brazil. As of December 31, 2013, Aeróleo had a fleet of 12 helicopters, including three EC225 helicopters and nine AW139 helicopters that we dry-lease to Aeróleo. Aeróleo's main customers are Petroleo Brasileiro S.A. (“Petrobras Brazil”), Queiroz Galvão S/A, Repsol Brazil, S.A. and Saipem do Brasil Lda. Since the acquisition of our interest in Aeróleo, Aeróleo has experienced financial difficulties. Refer to Item 7 of Part II—“Management's Discussion and Analysis of Financial Condition and Results of Operation—Offshore Oil and Gas Support” and “—Dry-Leasing” and Item 1A—“Risk Factors—We rely on relatively few customers for a significant share of our revenues, the loss of any of which could adversely affect our business, financial condition and results of operations” for additional information. We also dry-leased helicopters in Mexico to service the offshore oil and gas industry in the last fiscal year and intend on remaining active in this region in the future.

•
Europe—We dry-lease helicopters and provide logistics and spare parts support to numerous operators in Europe. These helicopters are used in Norway, Spain, Sweden and the United Kingdom by operators providing search and rescue services, firefighting operations and oil and gas exploration and production support. We also hold a 51% interest in Lake Palma, a joint venture that leases helicopters to FAASA, a firefighting operator based in Spain.

•	Asia—In India, we dry-lease helicopters and provide logistics and spare parts support to an operator in the oil and gas industry.
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
Seasonality
A significant portion of our operating revenues and profits related to oil and gas industry activity is dependent on actual flight hours. The fall and winter months have fewer hours of daylight, particularly in Alaska and the North Sea, and flight hours are generally lower at these times. In addition, prolonged periods of adverse weather in the fall and winter months, coupled with the effect of fewer hours of daylight, can adversely impact operating results. In general, the months of December through February in the U.S. Gulf of Mexico and October through April in Alaska have more days of adverse weather conditions than the other months of the year. In the U.S. Gulf of Mexico, June through November is tropical storm season. During a tropical storm, we are unable to operate in the area of the storm. However, flight activity may increase immediately before and after a storm due to the evacuation and return of offshore workers. The Alaska flightseeing operation is also seasonal with activity occurring only from late May until early September. There is less seasonality in our dry-leasing and air medical activities.
Customers and Contractual Arrangements
Our principal customers in the U.S. Gulf of Mexico are major integrated and independent exploration and production companies and U.S. government agencies, primarily the Bureau of Safety and Environmental Enforcement (“BSEE”). We provide helicopters to BSEE under contract and provide services including the provision of flight crews, helicopter maintenance and management of flight operations. In Alaska, our principal customers are oil and gas companies, mining companies and cruise line passengers. Internationally, we typically dry-lease helicopters to local helicopter companies that operate our helicopters under their operating certificates and retain the operating risk. These companies in turn provide helicopter transportation services to oil and gas companies, firefighting operators and governmental agencies. As of December 31, 2013, approximately 24% of our helicopters were utilized in support of these dry-leasing activities.
During the year ended December 31, 2013, our top ten customers accounted for 64% of total revenues. In 2013 and 2012, Anadarko and U.S. government agencies each accounted for 10% or more of our total revenues. In 2011, Anadarko and Aeróleo each accounted for 10% or more of our total revenues.
We charter the majority of our helicopters primarily through master service agreements, subscription agreements, day-to-day charter arrangements and dry-leases. Master service agreements and subscription agreements typically require a fixed monthly fee plus incremental payments based on flight hours flown. These agreements have fixed terms ranging from one month to five years and generally may be canceled upon 30 days’ notice. Day-to-day charter arrangements call for either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate with a minimum number of hours to be charged. Dry-leases generally run from two to five years with no early cancellation provisions. Services provided under dry-leases can include only the equipment or can include the equipment plus logistical and maintenance support. The rate structure, as it applies to our oil and gas contracts, typically contains terms that limit our exposure to increases in fuel costs over a pre-agreed level. Fuel costs in excess of these levels are passed through to customers.
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
Competitive Conditions
The helicopter industry is highly competitive. There are, however, factors that provide advantages and in some instances barriers to entry, particularly customer certification and access to appropriate facilities in strategic locations. Customers tend to rely heavily on existing relationships and seek operators with established safety records and knowledge of the operating environment.
We are one of the largest helicopter companies operating in the U.S. Gulf of Mexico and one of the largest operating in Alaska. In the U.S. Gulf of Mexico, we have many competitors, the three largest being Bristow Group Inc. (“Bristow”), PHI, Inc. and Rotorcraft Leasing Company LLC. Some oil and gas customers in the U.S. Gulf of Mexico operate their own helicopter fleets in addition to smaller companies that offer services similar to ours. In Alaska, we compete against a large number of operators including Erickson Air-Crane, Inc. and PHI, Inc. In international markets, there could be several major competitors depending on th

e region. Our primary competitors in Brazil consist of Lider Aviação Holding S.A., OMNI Táxi Aéreo Ltda., and Brazilian Helicopter Services Taxi Aéreo Ltda.
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
Our dry-leasing business competes against financial leasing companies such as Element Financial Corp., Lease Corporation International (Aviation) Limited, Macquarie Rotocraft Leasing, Milestone Aviation Group and Waypoint Leasing.
Risks of Foreign Operations
We have activities worldwide and for the years ended December 31, 2013, 2012 and 2011, 18%, 22%, and 28%, respectively, of our operating revenues were derived from foreign activities.
Foreign operations are subject to inherent risks, which, if they materialize, could have a material adverse effect on our financial position and our results of operations. See the risk factor regarding “We are subject to risks associated with our international operations” in “Item 1A. Risk Factors.”
Government Regulation
Regulatory Matters
Our operations are subject to significant federal, state and local regulations in the United States, as well as international treaties and conventions and the laws of foreign jurisdictions where we operate our equipment or where the equipment is registered or operated. We hold the status of an air carrier under the relevant provisions of Title 49 of the United States Transportation Code and engage in the operating and dry-leasing of helicopters in the U.S. and, as such, we are subject to various statutes and regulations. We are governed principally by: (i) the regulations of the United States Department of Transportation (“DOT”), including Part 298 registration as an On-Demand Air Taxi Operator; and (ii) the regulations of the FAA applicable to an FAA Part 135 Air Taxi certificate holder. Among other things, the DOT regulates our status as an air carrier, including our U.S. citizenship. The FAA regulates our flight operations and, in this respect, has jurisdiction over our personnel, helicopters, ground facilities and certain technical aspects of our operations. In addition to the FAA, the National Transportation Safety Board is authorized to investigate our helicopter accidents and to recommend improved safety standards. We are also subject to the Communications Act of 1934, as amended, because of the use of radio facilities in our operations. Our FBO in Alaska is further subject to the oversight of the Anchorage International Airport.
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
We also are subject to state and local regulations including, but not limited to, significant state regulations for our air medical services and search and rescue operations. In addition, our international operations, primarily helicopter dry-leasing and our joint ventures, are required to comply with the laws and regulations in the jurisdictions in which they conduct business.
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
Employees
As of December 31, 2013, we employed 875 individuals, including 286 pilots and 243 mechanics. We consider relations with our employees to be good. None of our employees are covered by collective bargaining agreements.

Where you can find more information
We are required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). Unless otherwise stated herein, these filings are not deemed to be incorporated by reference in this report. All of the Company’s filings with the SEC will be available once filed, free of charge, on Era Group’s website, including its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and any amendments to those reports. These reports and amendments will be available on Era Group’s website as soon as reasonably practicable after the Company electronically files the reports or amendments with the SEC. The reference to Era Group's website is not intended to incorporate the information on the website into this Annual Report on Form 10-K. They will also be available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information as to the operation of the SEC’s Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information. In addition, the Company’s Corporate Governance and other policies, and the Board of Directors’ Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee charters are available, free of charge, on Era Group’s website or in print for stockholders.

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
In the years ended December 31, 2013 and 2012, approximately 75% and 65%, respectively, of our operating revenues were generated by the provision of helicopter services, including search and rescue services, to companies primarily engaged in offshore oil and gas exploration, development and production activities. Demand for our services and our results of operations are significantly impacted by levels of activity in those sectors. These levels of activity have historically been volatile. This volatility is likely to continue in future periods. The level of offshore oil and natural gas exploration, development and production activity is not only likely to be volatile, but it is also subject to factors beyond our control, including:

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
In the years ended December 31, 2013 and 2012, our operating revenues derived from helicopter services provided to clients primarily involved in oil and gas activities in the U.S. Gulf of Mexico and Alaska, represented approximately 60% and 13%, respectively, and 56% and 9%, respectively, of our total operating revenues. The U.S. Gulf of Mexico and Alaska are mature exploration and production regions that have undergone substantial seismic survey and exploration activity for many years. Because a large number of oil and gas properties in these regions have already been drilled, additional prospects of sufficient size and quality could be more difficult to identify. We believe that the production from these mature oil and gas properties is declining and that the future production may decline to the point that such properties are no longer economically viable to operate, in which case, our services with respect to such properties will no longer be needed. Oil and gas companies may not identify sufficient additional drilling sites to replace those that become depleted. If activity in oil and gas exploration, development and production in either the U.S. Gulf of Mexico or Alaska materially declines, our business, financial condition and results of operations could be materially and adversely affected. We cannot predict the levels of activity in these areas.
Operational risks including, but not limited to, equipment failure and negligence could adversely impact our results of operations and in some instances, expose us to liability. These risks may not be covered by our insurance or our insurance may be inadequate to protect us from the liabilities that could arise.
The operation of helicopters is subject to various risks, including catastrophic disasters, crashes, adverse weather conditions, mechanical failures and collisions, which may result in loss of life, personal injury and/or damage to property and equipment. Our helicopters have been involved in accidents in the past, some of which included loss of life, personal injury and property damage. We, or third parties operating our helicopters, may experience accidents in the future. These risks could endanger the safety of both our own and our customers' personnel, equipment, cargo and other property, as well as the environment. If any of these events were to occur with equipment that we operate or dry-lease to third parties, we could experience loss of revenues, termination of charter contracts, higher insurance rates, and damage to our reputation and customer relationships. In addition, to the extent an accident occurs with a helicopter we operate, we could be held liable for resulting damages. The occurrence of any such incident could have a material adverse effect on our operations and financial condition.
Certain models of helicopters that we operate have also experienced accidents while operated by third parties. If other operators experience accidents with helicopter models that we operate or dry-lease, obligating us to take such helicopters out of service until the cause of the accident is rectified, we would lose revenues and might lose customers. In addition, safety issues experienced by a particular model of helicopter could result in customers refusing to use that particular helicopter model or a regulatory body grounding that particular helicopter model. The value of the helicopter model might also be permanently reduced in the market if the model were to be considered less desirable for future service.
For instance, there have been three accidents involving the EC225 helicopter, including two ditchings, that led major global operators to indefinitely suspend EC225 helicopter operations in October 2012. One of the helicopters was under dry-lease from us to one of our customers, while the other two were owned and operated by parties unrelated to us. Airbus Helicopters (formerly Eurocopter), a division of European Aeronautic Defense and Space Company and manufacturer of the EC225 helicopter, through an internal investigation identified the root cause of the EC225 helicopter service failures and implemented engineering solutions, prevention and detection measures to remedy the matters that led to the suspension. In July 2013, the European Aviation Safety Agency (EASA) regulatory authority approved these measures, resulting in the United Kingdom Civil Aviation Authority and the Civil Aviation Authority of Norway lifting operational restrictions. These measures and related regulatory approvals facilitated the return to service of the EC225 helicopter thereafter on a worldwide basis.
We continued to earn revenues associated with our EC225 helicopters during the suspension under dry-leases; however, as discussed in the next paragraph, one of our lessee’s customers attempted to suspend its payment obligations. We did not collect hourly revenues on our EC225 helicopters during the suspension since the helicopters were not flying. We did earn revenue on the medium helicopters used to replace the EC225 helicopters in support of these customer contract obligations.
Our Brazilian joint venture, Aeróleo, experienced financial difficulties resulting from an incident with an AW139 helicopter operated by a competitor followed by the extended global suspension of the EC225 helicopter. In July 2011, Aeróleo received notice that it was successful in its bid to place four AW139 helicopters on contract with Petrobras Brazil and in turn entered into dry-leases with us for the helicopters and mobilized them to Brazil. In August 2011, Petrobras Brazil canceled the award in response to an accident involving an AW139 helicopter on contract with Petrobras Brazil from one of Aeróleo's competitors. As a result, the four AW139 helicopters under dry-lease to Aeróleo were idle from August 2011 until late November 2012. Due to resulting liquidity issues experienced by Aeróleo, we, together with our partner, contributed $9.2 million of shareholder debt to Aeróleo in September 2012, to enable it to continue operations. In November 2012, in response to an emergency tender issued by Petrobras Brazil as a result of the above noted suspension of use of EC225 helicopters, Aeróleo executed contracts with Petrobras Brazil and it began utilizing these four AW139 helicopters until termination of the contract on November 30, 2013. These AW139 helicopters are scheduled to begin multi-year contracts with Petrobras Brazil commencing in October 2014, but are not currently under contract following the termination of the emergency tender contract. Aeróleo dry-leases three EC225 helicopters from us which are, in turn, on contract with Petrobras Brazil. Following the suspension of the use of the EC225 helicopters in late October 2012, Petrobras Brazil continued to pay the full contracted monthly rate until Petrobras Brazil attempted to unilaterally suspend its EC225 helicopter contracts with Aeróleo and the other helicopter operators in Brazil for the duration of the suspension of the use of the EC225 helicopters commencing April 2013, alleging that the helicopter could not meet the terms of the contract. Two other competitors in Brazil have a total of nine EC225 helicopters on contract with Petrobras Brazil. Aeróleo did not receive monthly payments for its EC225 helicopters under contract with Petrobras Brazil from April through late September and October, 2013 and commenced generating hourly flight revenues thereafter upon the resumption of Aeróleo’s EC225 helicopters flight operations for Petrobras Brazil. As of December 31, 2013, we had deferred the recognition of $21.0 million of revenues owed to us by Aeróleo. Should Aeróleo be unable to fully recover the amount of the suspended payments or encounter any additional financial challenges, it may impede Aeróleo’s ability to pay for the equipment leased from us, necessitate an infusion of capital to allow Aeróleo to operate and adversely impact our results of operations.

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
We carry insurance, including hull and liability, liability and war risk, general liability, workers’ compensation, and other insurance customary in the industry in which we operate. Our insurance coverage is subject to deductibles and maximum coverage amounts. Our insurance policies are also subject to compliance with certain conditions, the failure of which could lead to a denial of coverage as to a particular claim or the voiding of a particular insurance policy. The amount of insurance coverage we are able to maintain may be inadequate to cover all potential liabilities or the total amount of insured claims and liabilities. Even in cases where insurance covers the costs of repair due to damage to a helicopter, there may be diminution in the value of the helicopter as result of its being less desirable for future service that is likely not covered by insurance. We cannot assure you that our existing insurance coverage can be renewed at commercially reasonable rates nor is it possible to obtain insurance to protect against all of our operations risks and liabilities. Any material liability not covered by insurance or for which third-party indemnification is not available, would have a material adverse effect on our financial condition, results of operations and/or cash flows.
The helicopter industry is subject to intense competition.
The helicopter industry is highly competitive. We compete against a number of helicopter operators, including other major global helicopter operators such as Bristow Group Inc. (“Bristow”) and CHC Group Ltd. In the U.S., we face competition for business in the oil and gas industry from three major operators: Bristow, PHI, Inc. and Rotorcraft Leasing Company, LLC. In our international markets, we also face competition from local operators in countries where foreign regulations may require that contracts be awarded to local companies owned or controlled by nationals or from operators that are more recognized in some of those markets. There can be no assurance that our competitors will not be successful in capturing a share of our present or potential customer base. We also face potential competition from customers that establish their own flight departments and smaller operators that can, with access to capital, expand their fleets and operate more sophisticated and costly equipment. In providing air medical transport services, we face competition from Air Medical Group Holdings, Air Methods Corporation, PHI, Inc. and many other operators. In addition, helicopter leasing companies, such as Lease Corporation International (Aviation) Limited, Macquarie Rotocraft Leasing, Milestone Aviation Group and Waypoint Leasing, provide offerings which compete with, and could capture a share of our, dry-leasing opportunities to third parties. We also compete with other providers of medical air transport, search and rescue, firefighting and flightseeing services in various markets.
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
A significant portion of our business is obtained by competitive bid or other competitive process which often require us to expend significant resources with no guaranty of recoupment.
Chartering of helicopters usually involves an aggressive competitive bidding process or intense negotiations. Customers typically make their final choice based on the best price available for the helicopter needed in the time frame mandated by their need. Successfully competing in competitive bidding situations subjects us to risks associated with the substantial time, money, and effort, including proposal development and marketing activities, required to prepare bids and proposals for contracts that may not be awarded to us.
If we do not ultimately win a bid, we may obtain little or no benefit from these expenditures and may not be able to recoup them on future projects.
Even where we are not involved in a competitive bidding process, due to the intense competition in our markets and increasing customer demand for shorter delivery periods, we must, in some cases, begin implementation of a project before the corresponding order has been finalized, increasing the risk that we will have to write off expenses associated with pursuing opportunities that ultimately do not come to fruition.
In certain of our international markets where foreign regulations may require that contracts be awarded to local companies owned or controlled by nationals, we participate in bids as a subcontractor or vendor to the local bidding company. These third parties may not be able to win these bids for reasons unrelated to us, our safety record, reliability, or equipment. Accordingly, we may lose potential business, which may be significant, for reasons beyond our control.

In order to grow our business, we may require additional capital in the future, which may not be available to us.
Our business is capital intensive, and to the extent we do not generate sufficient cash from operations, we will need to raise additional funds through bank financings or other public or private debt or equity financings to execute our growth strategy. Adequate sources of capital funding may not be available when needed, or may not be available on favorable terms. In addition, as a result of the Spin-off, we can no longer rely on SEACOR to provide us with capital contributions to the extent other sources of funding are not available. Further, if we raise additional funds by issuing equity or certain types of convertible debt securities, dilution to the holdings of our existing stockholders may result. Further, if we raise additional debt financing, we will incur additional interest expense and the terms of such debt may be at less favorable rates than existing debt and could require the pledge of assets as security or subject us to financial and/or operating covenants that affect our ability to conduct our business. Any capital raising activities would be subject to the restrictions in the Tax Matters Agreement. Refer to Item 13 of Part III— “Certain Relationships and Related Party Transactions–Agreements between SEACOR and Era Group Relating to the Separation—Tax Matters Agreement” for additional information. If funding is insufficient at any time in the future, or we are unable to conduct capital raising activities as a result of restrictions in the Tax Matters Agreement, we may be unable to acquire additional helicopters, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business, financial condition and results of operations.
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
Our customers consider safety and reliability a primary concern in selecting a helicopter service provider. We must maintain a record of safety and reliability that is acceptable to, and in certain instances is contractually required by, our customers. In an effort to maintain an appropriate standard, we incur considerable costs to maintain the quality of (i) our safety program, (ii) our training programs and (iii) our fleet of helicopters. For example, we have implemented a safety program that includes, among many other features, (i) transition and recurrent training using flight training devices, (ii) an FAA approved flight operational quality assurance program and (iii) health and usage monitoring systems, otherwise known as HUMS, which automatically monitor and report on vibrations and other anomalies on key components of certain helicopters in our fleet. In addition, many of our customers regularly conduct audits of our operations and safety programs. We cannot assure you that our safety program or our other efforts will provide an adequate level of safety or an acceptable safety record. If we are unable to maintain an acceptable safety record, we may not be able to retain existing customers or attract new customers, which could have a material adverse effect on our business, financial condition and results of operations.

We rely on relatively few customers, some of which are our affiliates, for a significant share of our revenues, the loss of any of which could adversely affect our business, financial condition and results of operations.
We derive a significant portion of our revenues from a limited number of oil and gas exploration, development and production companies and government agencies. Specifically, services provided to Anadarko, U.S. government agencies, primarily the BSEE, Shell Exploration and Production Company and Aeróleo, accounted for 19%, 11%, 6% and 5% of our revenues, respectively, for the year ended December 31, 2013. The portion of our revenues attributable to any single customer may change over time, depending on the level of activity by any such customer, our ability to meet the customer’s needs and other factors, many of which are beyond our control. In addition, most of our contracts with our oil and gas customers can be canceled on relatively short notice and do not commit our customers to acquire specific amounts of services. The loss of business from any of our significant customers could have a material adverse effect on our business, financial condition, liquidity and results of operations.
Further, to the extent any of our customers experience an extended period of operational or financial difficulty, our revenues and results of operations could be materially adversely affected. Aeróleo, which in addition to being a significant customer is a joint venture in which we hold an interest, has experienced financial difficulties. In August 2011, Petrobras Brazil canceled the award for AW139 helicopters in response to an accident involving an AW139 helicopter on contract with Petrobras Brazil from one of Aeróleo’s competitors. As a result, four of our AW139 helicopters under dry-lease to Aeróleo that had been mobilized in response to notification that Aeróleo was successful in its bid to place them on contract with Petrobras Brazil remained idle from August 2011 until late November 2012. In November 2012, in response to the suspension of the use of EC225 helicopters described above, Petrobras Brazil contracted with Aeróleo to utilize these four AW139 helicopters until termination of the contract on November 30, 2013. These AW139 helicopters are scheduled to begin multi-year contracts with Petrobras Brazil commencing in October 2014, but are not currently under contract following the termination of the emergency tender contract. In addition, Petrobras Brazil attempted to unilaterally suspend its EC225 helicopter contracts with Aeróleo and the other operators in Brazil commencing April 1, 2013, following the suspension of the use of the EC225 helicopters and alleging that the EC225 helicopters could not meet the terms of the contract. Aeróleo did not receive monthly payments for its EC225 helicopters under contract with Petrobras Brazil from April through late September and October, 2013 and commenced generating hourly flight revenues thereafter upon the resumption of Aeróleo’s EC225 helicopters flight operations for Petrobras Brazil. Another Aeróleo customer, OGX Petroleo & Gas Participacoes SA (“OGX”), has recently experienced financial difficulties and has filed for bankruptcy protection. These financial difficulties could impair OGX's ability to pay its receivables to Aeróleo, which could, in turn, impair Aeróleo's ability to make its dry-lease payments owed to us and impact our revenue. We currently recognize revenues from Aeróleo only as cash is received. Due to the resulting liquidity issues experienced by Aeróleo, we, together with our partner, contributed $9.2 million of additional debt capital to Aeróleo to enable it to continue operating in September 2012. As of December 31, 2013, we had deferred recognition of $21.0 million of revenues from Aeróleo. If we needed to contribute additional capital to Aeróleo it could affect our liquidity. Further, to the extent we do not collect receivables owed to us from Aeróleo or earn less revenues from the relationship than anticipated, our results of operations and liquidity could be materially adversely affected.
We derive revenue from non-wholly owned entities, which, if we develop problems with our non-wholly owned entities, could adversely affect our financial condition and results of operations.
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
U.S. government agencies, primarily the BSEE, are among our key customers and accounted for 11% of our revenues for the year ended December 31, 2013. Government agencies receive funding through budget appropriations, which are determined through the political process, and as a result, funding for the agencies with which we do business may fluctuate. There has been increased Congressional scrutiny of discretionary program spending by the U.S. government in light of concerns over the size of the national debt and lawmakers have discussed the need to cut or impose caps on discretionary spending in coming years, which could mean budget cuts to federal agencies to which we provide services. If any of these agencies, particularly BSEE, experience reductions in their budgets or if they change their spending priorities, their ability or willingness to spend on helicopter operations may decline, and they may substantially reduce or cease using our services, which could have a material adverse effect on our business, financial condition and results of operations.

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
In connection with the required routine repairs and maintenance that we perform or are performed by others on our helicopters, we rely on seven key vendors (Agusta Aerospace Corporation, Sikorsky Aircraft Corporation, Airbus Helicopters Inc., Bell Helicopter Textron Inc., Pratt and Whitney Canada, Turbomeca USA, Inc. and Honeywell International), for the supply and overhaul of components on our helicopters. Consolidations involving suppliers could further reduce the number of alternative suppliers for us and increase the cost of components. These vendors have historically been the manufacturers of helicopter components and parts, and their factories tend to work at or near full capacity supporting the helicopter production lines for new equipment. This leaves little capacity for the production of parts requirements for maintenance of our helicopters. The tight production schedules, as well as new regulatory requirements, the availability of raw materials or commodities, or the need to upgrade parts or product recalls can add to backlogs, resulting in key parts being in limited supply or available on an allocation basis. To the extent that these suppliers also supply parts for helicopters used by the U.S. military, parts delivery for our helicopters may be delayed during periods in which there are high levels of military operations. Any shortages could have an adverse impact on our ability to repair and maintain our helicopters. Our inability to perform timely repair and maintenance could result in our helicopters being underutilized and cause us to lose opportunities with existing or potential customers, each of which could have an adverse impact on our results of operations. Furthermore, our operations in remote locations, where delivery of these components and parts could take a significant period of time, may also impact our ability to repair and maintain our helicopters. Although every effort is made to mitigate such impact, this may pose a risk to our results of operations. In addition, supplier cost increases for critical helicopter components and parts can also adversely impact our results of operations. Cost increases are passed on to our customers through rate increases where possible, including as a component of contract escalation charges. However, as certain of our contracts are long-term in nature and may not have escalation or escalation may be tied to an index, which may not increase as rapidly as the cost of parts, we may see our margins erode. In addition, as many of our helicopters are manufactured by two European based companies, the cost of spare parts could be impacted by changes in currency exchange rates.
Our dependence on a small number of helicopter manufacturers poses a significant risk to our business and prospects, including our ability to execute our growth strategy.
Although our fleet includes equipment from all four of the major helicopter manufacturers, our current fleet expansion and replacement needs rely on three manufacturers. If any of the manufacturers with whom we contract face production delays due to, for example, natural disasters, labor strikes or unavailability of skilled labor, we may experience a significant delay in the delivery of previously ordered helicopters. During these periods, we may not be able to obtain additional helicopters with acceptable pricing, delivery dates or other terms. Delivery delays or our inability to obtain acceptable helicopters would adversely affect our revenues and profitability and could jeopardize our ability to meet the demands of our customers and execute our growth strategy. In addition, lack of availability of new helicopters resulting from a backlog in orders could result in an increase in prices for certain types of used helicopters. Furthermore, regulatory authorities may require us to temporarily or permanently remove certain helicopter models from service following certain incidents or accidents.
We rely on the secondary used aircraft market to dispose of our older aircraft and parts due to our on-going fleet modernization efforts.
We manage our global aircraft fleet by evaluating expected demand for helicopter services across global markets, including the type of aircraft needed to meet this demand. As offshore oil and gas drilling and production globally moves to deeper water, more heavy and medium aircraft and newer technology aircraft may be required. As older aircraft models come off of current contracts and are replaced by new aircraft, our management evaluates our future needs for these aircraft models and ultimately the ability to recover our remaining investments in these aircraft through sales into the aftermarket. We are dependent upon the secondary used aircraft and parts market to dispose of older models of aircraft.
The book value of our owned aircraft as reflected on our balance sheet is based on our practice of depreciating our aircraft over their expected useful life to the expected salvage value to be received for the aircraft at the end of that life.  From time to time, we disclose our net asset value, which is based, in large part, on the fair market value of our aircraft derived from a combination of available market data, utilization of estimates, application of significant judgment and assistance of valuation specialists, including values obtained from third party analysts. There is no assurance that either the book value or the fair market value of any aircraft represents the amount that we could obtain from an unaffiliated third party in an arm’s length sale of the aircraft, and market factors will impact whether we record gains or losses on aircraft sales and whether we are able to achieve the estimated fair market value of such aircraft.  The number of aircraft sales and the amount of gains and losses recorded on these sales is unpredictable. A failure to dispose of helicopters and parts in the secondary market could impair our ability to operate our fleet efficiently and service existing contracts or win new mandates and could have a material adverse effect on our business, financial condition or results of operations.
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
We are highly dependent on offshore oil and gas activities in the U.S. Gulf of Mexico. On April 22, 2010, the Deepwater Horizon, a semi-submersible deepwater drilling rig operating in the U.S. Gulf of Mexico, sank after an apparent blowout and fire resulting in a significant flow of hydrocarbons from the BP Plc. ("BP") Macondo well. As a result, from May 2010 to October 2010, the U.S. Department of Interior imposed a moratorium on offshore drilling operations. Drilling resumed in November 2010 but activity in the U.S. Gulf of Mexico did not reach pre-blowout levels until September 2011. As a result of the blowout at the BP Macondo well and subsequent moratorium on drilling activities, our operating results were adversely affected in the fourth quarter of 2010 and the first half of 2011. In addition, as a result of the blowout, the U.S. Department of Interior issued new rules designed to improve drilling and workplace safety in the U.S. Gulf of Mexico, and various congressional committees began pursuing legislation to regulate drilling activities and increase liability. The Bureau of Ocean Energy Management, BSEE and Office of National Resources Revenue are expected to continue to issue new safety and environmental guidelines or regulations for drilling in the U.S. Gulf of Mexico, and other regulatory agencies could potentially issue new safety and environmental guidelines or regulations in other geographic regions, and may take other steps that could increase the costs of exploration and production, reduce the area of operations and result in permitting delays. We are monitoring legislation and regulatory developments; however, it is difficult to predict the ultimate impact of any new guidelines, regulations or legislation. A prolonged suspension of drilling activity or permitting delays in the U.S. Gulf of Mexico, new regulations and/or increased liability for companies operating in this sector, whether or not caused by a new incident in the region, could result in reduced demand for our services, and reduced cash flows and profitability.
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
Many of our operating contracts and charter arrangements in the U.S. Gulf of Mexico and Alaska contain provisions permitting early termination by the customer for any reason, generally without penalty, and with limited notice requirements. In addition, many of our contracts permit our customers to decrease the number of helicopters under contract with a corresponding decrease in the fixed monthly payments without penalty. We also give to and receive from our customers indemnities relating to damages caused or sustained by us in connection with our operations. Our customers’ changing views on risk allocation may cause us to accept greater risk to win new business or may result in our losing business if we are not prepared to take such risks. As a result, you should not place undue reliance on our customer contracts or the terms of those contracts. The termination of contracts by our significant customers or the decrease in their usage of our helicopter services could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to obtain work on acceptable terms covering some of our new helicopters, and some of our new helicopters may replace existing helicopters already under contract, which could adversely affect the utilization of our existing fleet.
As of December 31, 2013, we had placed orders for 21 new helicopters. Five of these helicopters are scheduled to be delivered in 2014, two are scheduled to be delivered in 2015, six are scheduled to be delivered in 2016 and three are scheduled to be delivered in 2017. Delivery dates for the remaining five helicopters have yet to be determined. Many of our new helicopters may not be covered by customer contracts when they are placed into service, and we cannot assure you as to when we will be able to utilize these new helicopters or on what terms. To the extent our helicopters are covered by a customer contract, many of these contracts are short-term, requiring us to seek renewals frequently. We also expect that some of our customers may request new helicopters in lieu of our existing helicopters, which could adversely affect the utilization of our existing fleet.
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
We operate and dry-lease helicopters in international markets. During the years ended December 31, 2013 and 2012, approximately 18% and 22%, respectively, of our operating revenues resulted from our international operations. We expect to increase our international operations in the future. Our international operations are subject to a number of risks, including:

•	political conditions and events, including embargoes;

•	restrictive actions by U.S. and foreign governments, including in Brazil, India, Mexico, Norway, Spain, Sweden and Uruguay, that could limit our ability to provide services in those countries;

•	the imposition of withholding or other taxes on foreign income, tariffs or restrictions on foreign trade and investment;

•	adverse tax consequences;

•	limitations on repatriation of earnings or currency exchange controls and import/export quotas;

•	nationalization, expropriation, asset seizure, blockades and blacklisting;

•	limitations in the availability, amount or terms, of insurance coverage;

•	loss of contract rights and inability to adequately enforce contracts;

•	political instability, war and civil disturbances or other risks that may limit or disrupt markets, such as terrorist attacks, piracy and kidnapping;

•	fluctuations in currency exchange rates, hard currency shortages and controls on currency exchange that affect demand for our services and our profitability;

•
potential noncompliance with a wide variety of laws and regulations, such as the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), and similar non-U.S. laws and regulations, including the U.K. Bribery Act 2010 (the “UKBA”) and Brazil’s Clean Companies Act (the “BCCA”);

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
As of December 31, 2013, our indebtedness consisted of $200.0 million aggregate principal amount of our 7.750% senior notes due 2022 (“Senior Notes”), $55.0 million of borrowings outstanding under the Revolving Credit Facility and $30.3 million of aggregate indebtedness of one of our subsidiaries outstanding under two promissory notes. In addition, we had the ability to borrow up to $136.1 million under our Revolving Credit Facility, after taking into account the financial ratios we are required to maintain under the facility as discussed in more detail below.
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
Our Revolving Credit Facility also requires that we maintain a maximum funded debt to EBITDA (as defined in our Revolving Credit Facility) ratio (the “RC Leverage Ratio”) of 5.0 to 1.0 (increased from 4.0 to 1.0 as a result of the issuance of our Senior Notes) and comply with certain other financial ratios. Failure to comply with these covenants is an event of default under the facility and, as a result, our ability to borrow under our Revolving Credit Facility is dependent on and limited by our ability to comply with the RC Leverage Ratio limit and other financial ratios. Refer to Note 8 to Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information.
If we experience reduced operating revenues, our ability to utilize our Revolving Credit Facility may be limited and we may require additional investments in our capital stock to maintain our financial ratio within applicable limits. Any inability to borrow under our Revolving Credit Facility could have a material adverse effect on our ability to make capital expenditures, on our results of operations and on our liquidity. Further, failure to maintain the financial ratios required under the Revolving Credit Facility would constitute an event of default, allowing the lenders under our Revolving Credit Facility to declare the entire balance of any and all sums payable under the Revolving Credit Facility immediately due and payable, which in turn would permit the holders of the Senior Notes to accelerate maturity of the Senior Notes as well.
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
We are exposed to currency fluctuations and exchange rate risks. A significant portion of our capital purchase obligations are denominated in foreign currencies and, although some of these risks may be hedged, fluctuations could significantly impact our cost of purchase and, as a result, our financial condition and results of operation. We purchase some of our helicopters and helicopter parts from foreign manufacturers and maintain operations in foreign countries, which results in portions of our revenues and expenses being denominated in foreign currencies. We attempt to minimize our exposure to currency exchange risk by contracting the majority of our services in U.S. dollars. As a result, a strong U.S. dollar may increase the local cost of our services that are provided under the U.S. dollar denominated contracts, which may reduce demand for our services in foreign countries. Some of these risks may be hedged, but fluctuations could impact our financial condition and our results of operations. Our financial condition and our results of operations may also be affected by the cost of hedging activities that we undertake to protect against currency exchange risk. We operate in countries with foreign exchange controls, including Brazil and India. These controls may limit our ability to repatriate funds from our unconsolidated foreign affiliates or otherwise convert local currencies into U.S. dollars. These limitations could adversely affect our ability to access cash from these operations and our liquidity.
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
Since we hold the status of a U.S. air carrier under the regulations of both the U.S. DOT and the FAA and we engage in the operating and dry-leasing of helicopters in the U.S., we are subject to regulations pursuant to Title 49 of the Transportation Code (“Transportation Code”) and other statutes (collectively, “Aviation Acts”). The Transportation Code requires that Certificates to engage in air transportation be held only by citizens of the U.S. as that term is defined in the relevant section of the Transportation Code. That section requires: (i) that our president and two-thirds of our board of directors and other managing officers be U.S. citizens; (ii) that at least 75% of our outstanding voting stock be owned by U.S. citizens; and (iii) that we must be under the actual control of U.S. citizens. Further, our helicopters operating in the U.S. must generally be registered in the U.S. In order to register such helicopters under the Aviation Acts, we must be owned or controlled by U.S. citizens. Although our amended and restated certificate of incorporation and amended and restated bylaws contain provisions intended to ensure compliance with the provisions of the Aviation Acts, a failure to maintain compliance would result in loss of our air carrier status and thereby adversely affect our business, financial condition and results of operations and we would be prohibited from both operating as an air carrier and operating helicopters in the U.S. during any period in which we did not comply with these regulations.

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
In order to compete effectively in certain foreign jurisdictions, we seek to establish joint ventures with local operators or strategic partners. We are subject to a variety of tax and legal compliance risks. These risks include, among other things, possible liability relating to taxes and compliance with U.S. and foreign export laws, competition laws and regulations, including the FCPA, the UKBA and the BCCA. The FCPA generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or maintaining business. Each of the UKBA and BCCA has similar provisions. We could be charged with wrongdoing for any of these matters as a result of our actions or the actions of our agents, local partners or joint ventures, even though these parties may not be subject to such statutes. If convicted or found liable of tax or other legal infractions, or if we have been determined to be in violation of the FCPA, we could be subject to significant fines, penalties, repayments, other damages (in certain cases, treble damages), or suspension or debarment from government contracts, which could have a material adverse effect on our business, financial condition and results of operations. We are also subject to laws in the U.S. and outside of the U.S. regulating competition.
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
These changes require a significant commitment of additional resources. We may not be successful in implementing these requirements and not implementing them could adversely affect our business or results of operations. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our results of operations on a timely and accurate basis could be impaired. We have entered into various agreements with SEACOR in connection with the separation, including an Amended and Restated Transition Services Agreement under which SEACOR continues to provide us on an interim basis with certain support services, including information systems support. The process of replacing such services integral to our closing processes, internal policies, disclosure controls and procedures, could impact our ability to implement the foregoing requirements.
Failure to establish and maintain effective internal controls over financial reporting could have an adverse effect on our business, operating results and stock price.
Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. To date, we have not identified any material weaknesses related to our internal control over financial reporting or disclosure controls and procedures, although we have not conducted an audit of our controls. If we are unable to maintain adequate internal controls, our business and operating results could be harmed. We recently implemented a process to document and test our internal control procedures to satisfy the requirements of Section 404 of Sarbanes-Oxley and the related rules of the SEC, which require, among other things, our management to assess annually the effectiveness of our internal control over financial reporting beginning with this Annual Report on Form 10-K. To the extent we are no longer an emerging growth company, we will need to further evaluate how to document and test these procedures to satisfy the requirements of Section 404 of Sarbanes-Oxley and the related rules of the SEC requiring our independent registered public accounting firm to issue a report on our internal control over financial reporting. During the course of this documentation and testing, we may identify deficiencies that we may be unable to remedy before the requisite deadline for those reports. Our auditors have not conducted an audit of our internal control over financial reporting. Any failure to remediate material weaknesses noted by us or our independent registered public accounting firm or to implement required new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If our management or our independent registered public accounting firm were to conclude in their reports that our internal control over financial reporting was not effective, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. Failure to comply with Section 404 of Sarbanes-Oxley could potentially subject us to sanctions or investigations by the SEC, the FINRA, the NYSE or other regulatory authorities.
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
We have entered into various agreements with SEACOR in connection with the separation, including an Amended and Restated Transition Services Agreement, Distribution Agreement, Tax Matters Agreement and Employee Matters Agreement. These agreements govern our relationship with SEACOR subsequent to the separation. It is possible that if SEACOR were to fail to fulfill its obligations under these agreements we could suffer operational difficulties or significant losses.
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
Under the terms of the Amended and Restated Transition Services Agreement, SEACOR continues to provide us on an interim basis with certain support services, including information systems support, cash disbursement support, and treasury management. We expect these services to be provided for varying durations but no greater than two years from the time of the Spin-off. Although SEACOR is contractually obligated to provide us with services during the term of the agreement, we cannot assure you that these services will be performed as efficiently or proficiently after the expiration of the agreement, or that we will be able to replace these services in a timely manner or on comparable terms. They also contain provisions that may be more favorable than terms and provisions we might have obtained in arms-length negotiations with unaffiliated third parties. When SEACOR ceases to provide services pursuant to the agreement, our costs of procuring those services from third parties may increase. In addition, we may not be able to replace these services or enter into appropriate third-party agreements on terms and conditions, including cost, comparable to those under the Amended and Restated Transition Services Agreement. Although we intend to replace some of the services that will be provided by SEACOR under the Amended and Restated Transition Services Agreement, we may encounter difficulties replacing certain services or be unable to negotiate pricing or other terms as favorable as those we currently have in effect. To the extent that we may require additional support from SEACOR not addressed in the Amended and Restated Transition Services Agreement, we would need to negotiate the terms of receiving such corporate support in future agreements.
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
A number of our directors own common stock and other equity instruments of SEACOR, which could cause conflicts of interests.
Our Non-Executive Chairman and a number of our other directors own a substantial amount of SEACOR common stock along with other equity instruments, the value of which is related to the value of common stock of SEACOR. The direct and indirect interests of our Non-Executive Chairman and other directors in common stock of SEACOR and the presence of certain of SEACOR’s principal executives on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and SEACOR that could have different implications for SEACOR than they do for us. As a result, we may be precluded from pursuing certain opportunities on which we would otherwise act, such as acquisitions or other opportunities for expansion that would otherwise fit within our business model or would complement our growth strategy.
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
The distribution of our Common Stock is also subject to review under state corporate distribution statutes. Under the General Corporation Law of the State of Delaware, a corporation may only pay dividends to its stockholders either (i) out of its surplus (net assets minus capital) or (ii) if there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Although SEACOR intended that the distribution of our Common Stock be entirely from surplus, we cannot assure you that a court will not later determine that some or all of the distribution to SEACOR stockholders was unlawful.
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
Our executive offices are located in Houston, Texas and we maintain our U.S. Gulf of Mexico regional headquarters in Lake Charles, Louisiana, where we coordinate operations for the entire U.S. Gulf of Mexico, manage the support of our worldwide operations, and house our primary maintenance facility and training center. We maintain additional bases in the U.S. Gulf of Mexico near key offshore development sites as well.
In addition, we maintain multiple operating bases in Alaska, including the regional headquarters in Anchorage and two seasonal locations to support flightseeing activity. Medical services are typically provided from customer-owned facilities.
The majority of the bases from which we operate are leased.
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
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Officers of Era Group serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of Era Group as of March 14, 2014 were as follows:

Name	Age	Position
Sten L. Gustafson	47
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

Christopher S. Bradshaw	37
Executive Vice President and Chief Financial Officer since October 2012. From 2009 until 2012, Mr. Bradshaw served as Managing Partner and Chief Financial Officer of U.S. Capital Advisors LLC, an independent financial advisory firm. Prior to co-founding U.S. Capital Advisors, he was an energy investment banker at UBS Securities LLC, Morgan Stanley & Co., and PaineWebber Incorporated. In addition, Mr. Bradshaw is an officer and director of certain Era Group joint ventures and subsidiaries.

Shefali A. Shah	42
Senior Vice President, General Counsel and Corporate Secretary since March 2014 and served as our Acting General Counsel and Corporate Secretary from the Spin-off in February 2013 until February 2014.  Since June 2006, Ms. Shah held several positions with Comverse Technology, Inc., including Senior Vice President, General Counsel and Corporate Secretary. Prior thereto, Ms. Shah was an associate at Weil Gotshal & Manges LLP from September 2002 to May 2006 and Hutchins, Wheeler & Dittmar, P.C. from September 1996 to September 2002.

Stuart Stavley	41
Senior Vice President—Fleet Management since October 2012. From October 2010 to October 2012, Mr. Stavley served as Vice President—Fleet Management of the Company. From September 2008 through October 2010, he served as the Company's Director of Technical Services and from September 2005 through September 2008 as the Company's Director of Maintenance. He began with the Company in 1993 and prior to September 2005 also served as Chief Inspector and Field AMT.

Paul White	38
Senior Vice President—Domestic since October 2012. From August 2010 to October 2012, Mr. White served as Vice President, General Manager Gulf of Mexico of the Company. Mr. White served as the Company's General Manager of Training from September 2008 to August 2010 and Director of Training from 2007 to 2010. Previously Mr. White served in various roles for the Company including Pilot, Check Airman, Senior Check Airman and Assistant Chief Pilot CFP Part 135.

Jennifer Whalen	40
Vice President and Chief Accounting Officer since August 2013. From April 2012 to August 2013, Ms. Whalen served as the Company's Controller. From August 2007 to March 2012, Ms. Whalen served in several capacities at nLIGHT Photonics Corporation, including as Director of Accounting. Prior to these roles, Ms. Whalen served as the Manager of Accounting at InFocus Corporation for just over two years. Ms. Whalen started her career in the assurance practice with PricewaterhouseCoopers LLP.

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

	HIGH	LOW
Fiscal Year Ending December 31, 2013:
First Quarter (from February 1, 2013)	$23.80	$18.55
Second Quarter	28.03	20.85
Third Quarter	27.95	24.17
Fourth Quarter	34.64	26.59
On March 14, 2014, the last reported sale price of our Common Stock on the NYSE was $29.60 per share.
Holders of Record
As of February 28, 2014, there were 188 holders of record of Common Stock.
Dividends
We have not paid cash dividends and do not currently intend to pay dividends on our Common Stock. We intend to retain all available funds and any future earnings to reduce debt and fund the development and growth of our business. Our Revolving Credit Facility and Senior Notes limit our ability to pay dividends. Future agreements we may enter into, including with respect to any future debt we may incur, may also further limit or restrict our ability to pay dividends. Any future determination to pay dividends will be at the discretion of our board of directors and will take into account:

•	restrictions in our Revolving Credit Facility, Senior Notes and other debt instruments of ours outstanding at that time;

•	general economic and business conditions;

•	our financial condition and results of operations;

•	our capital requirements and the capital requirements of our subsidiaries;

•	the ability of our operating subsidiaries to pay dividends and make distributions to us; and

•	such other factors as our board of directors may deem relevant.
Company Purchase of Equity Securities
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the fourth quarter of 2013:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Value of shares that may Yet be Purchased under the Plans or Programs
10/01/13 - 10/31/13	—	$—	—	$—
11/01/13 - 11/30/13	—	$—	—	$—
12/01/13 - 12/31/13	377	$32.39	—	$—

(1)
Represents the surrender of shares of Common Stock to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards issued to employees under our stockholder-approved long-term incentive plan.

(2)    We did not have at any time during the quarter, and currently do not have, a share repurchase program in place.

Performance Graph
The following graph shows a comparison from February 1, 2013 through December 31, 2013 of the cumulative total return for our Common Stock, the Standard & Poor's 500 Stock Index (S&P 500 Index), the Standard & Poor's Oil & Gas Equipment Select Industry Index and our peer group(1). The graph assumes that $100 was invested at the market close on February 1, 2013.
_________________________
(1) Index of Air Methods Corp, Bristow Group Inc., Gulfmark Offshore Inc., Hornbeck Offshore Services Inc., PHI Inc., Seacor Holdings Inc. and Tidewater Inc.

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
Statements of Operations Data:
Operating Revenues	$298,959	$272,921	$258,148	$235,366	$235,667
Operating income	46,163	32,051	36,108	19,748	29,274
Net income (loss) attributable to Era Group Inc.	18,705	7,787	2,108	(3,639)	1,839
Earnings (Loss) Per Common Share:
Basic and diluted	$0.88	$(0.03)	$0.18	$(3,639.00)	$1,839.00
Statement of Cash Flows Data – provided by (used in):
Operating activities	$64,371	$13,915	$40,930	$83,743	$57,234
Investing activities	(43,459)	(114,765)	(149,089)	(132,549)	(64,116)
Financing activities	(1,508)	32,634	183,094	46,963	9,386
Effects of exchange rate changes on cash and cash equivalents	426	599	489	(1,768)	(1,396)
Capital expenditures	(110,105)	(112,986)	(158,929)	(130,770)	(90,762)
Balance Sheet Data (at period end):
Cash and cash equivalents	$31,335	$11,505	$79,122	$3,698	$7,309
Total assets	958,583	937,564	933,224	719,024	627,156
Long-term debt, less current portion	279,391	276,948	285,098	35,885	—
Total equity	436,061	275,285	275,147	163,593	167,496

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the U.S., which is our primary area of operations. Our helicopters are primarily used to transport personnel to, from and between, offshore installations, drilling rigs and platforms. In the year ended December 31, 2013, approximately 60% and 18% of our total operating revenues were earned in the U.S. Gulf of Mexico and Alaska, respectively, and in the year ended December 31, 2012, 56% and 15% of our total operating revenues were earned in such regions, respectively. We also provide helicopters and related services to third-party helicopter operators in other countries. In addition to our U.S. customers, we currently have customers in Brazil, Canada, India, Mexico, Norway, Spain, Sweden, the United Kingdom and Uruguay.
The primary users of our transport services are major integrated and independent oil and gas companies and U.S. government agencies. In the years ended December 31, 2013 and 2012, approximately 75% and 65% of our operating revenues, respectively, were derived from helicopter services, including emergency search and rescue services, provided to clients primarily involved in oil and gas activities. In addition to serving the oil and gas industry, we provide helicopters under dry-lease, air medical services, firefighting support and Alaska flightseeing tours, among other activities.
As of December 31, 2013, we owned or operated a total of 165 helicopters, consisting of nine heavy helicopters, 61 medium helicopters, 36 light twin engine helicopters and 59 light single engine helicopters. In addition, we had two AW139 medium helicopters that were fully paid for in 2013 but not delivered and operational until 2014. As of December 31, 2013, we had commitments to purchase an additional 21 new helicopters consisting of ten AW189 heavy helicopters, four S92 heavy helicopters, two AW139 medium helicopters and five AW169 light twin helicopters. The AW139 helicopters are scheduled to be delivered in 2014. The AW189 helicopters are scheduled to be delivered beginning 2014 through 2017. The S92 helicopters are scheduled to be delivered in 2016 and 2017. Delivery dates for the AW169 helicopters have yet to be determined. In addition, we had outstanding options to purchase up to an additional ten AW189 helicopters, five S92 helicopters and four AW139 helicopters. If these options were exercised, the helicopters would be delivered beginning in 2014 through 2018.
Demand for new, sophisticated equipment continues to grow, particularly in response to the requirements of the offshore oil and gas industry, which has become more focused on deepwater activities. To service these new areas of exploration, helicopters must have greater payloads and range. Helicopters supporting air medical and search and rescue operations and other public uses also require new technology and safety improvements. According to PFC Energy in its September 2013 Oil and Gas Helicopter Fleet Analysis presentation, approximately 28% of the global helicopter fleet was more than 20 years old. Replacement is hampered by the following factors: (i) there are only four major helicopter original equipment manufacturers (“OEMs”) that have a full range of service models; (ii) lead times for delivery of new equipment can be as long as three years; and (iii) many smaller operators are still unable to raise capital.
We believe our Revolving Credit Facility (to the extent of our borrowing capacity thereunder) and our strong relationships with OEMs will help position us to add new helicopters to our fleet and upgrade existing helicopters, thereby maintaining an asset base suitable for use within our own operations and for dry-leasing to other operators. We also leverage our strong relationships with OEMs to support growth in other services, such as selling specialty equipment and accessories for helicopters, and training.
On January 31, 2013, SEACOR completed the Spin-off of the Company by means of a dividend to SEACOR’s stockholders of all of the Company’s issued and outstanding Common Stock. Prior to the Spin-off, SEACOR and the Company entered into a distribution agreement and several other agreements that will govern their post-Spin-off relationship. Era Group is now an independent company with its Common Stock listed on the New York Stock Exchange under the symbol “ERA”.
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
For the last seven years we have provided transportation services to government inspectors of offshore installations, drilling rigs and platforms. This contract was renewed in 2011 and is expected to run through 2016. As of December 31, 2013, 25 of our helicopters were operating under this contract with customer options to increase the number to up to 30 helicopters.
Brazil is among the most important markets for offshore oil and gas activity world-wide. We believe the Brazilian market will require significant additions to the heavy and medium helicopter fleet currently in operation in the country as it expands its production efforts over time. The U.S. Energy Information Administration has stated that recent discoveries of large offshore, pre-salt oil deposits could transform Brazil into one of the larger oil producers in the world, and Petroelo Brasileiro S.A. (“Petrobras

Brazil”) has estimated that it will achieve an oil production target of approximately four million barrels per day by 2020.  We committed to participate in this market by acquiring an ownership interest in Aeróleo Taxi Aereo S/A (“Aeróleo”), a Brazilian helicopter operator, in July 2011. A detailed discussion of some of the financial difficulties experienced by Aeróleo thereafter is described below.
We also provide search and rescue services in the U.S. Gulf of Mexico on a subscription basis. We currently have three AW139 helicopters configured for this service and several subscribers.
Dry-Leasing
Beginning in 2005, we began to deploy helicopters in international markets, frequently under dry-lease arrangements to third parties. The majority of these helicopters are supporting oil and gas activities in regions of rapidly expanding activity, such as Brazil and India. We also have equipment working in the North Sea, Mexico and Spain. As of December 31, 2013, we had 41 helicopters located in foreign jurisdictions compared with 15 helicopters as of December 31, 2006. In many cases the helicopters are contracted to local helicopter operators, which often prefer to lease helicopters rather than purchase them. Dry-leasing affords us the opportunity to access new markets without significant initial infrastructure investment and generally without ongoing operating risk.
As of December 31, 2013, we had three EC225 heavy helicopters and nine AW139 helicopters dry-leased to Aeróleo, which provides helicopter transportation services to OGX Petroleo e Gas Participacoes S.A, Petrobras Brazil, Queiroz Galvão S/A, Repsol Brazil, S.A. and Saipem do Brasil Lda. under multi-year contracts. A number of the AW139 helicopters on dry-lease to Aeróleo were idle from August 2011 until late November 2012. In November 2012, Aeróleo executed contracts with Petrobras Brazil as a result of an emergency tender issued by Petrobras Brazil due to the suspension of the use of the EC225 helicopters and it began to utilize four AW139 helicopters until termination of the contract on November 30, 2013. These AW139 helicopters are expected to be deployed under multi-year contracts with Petrobras Brazil commencing in October 2014, but are not currently under contract following the termination of the emergency tender contract. As noted above, Petrobras Brazil alleged that the EC225 helicopters could not meet the terms of the contract and attempted to unilaterally suspend its EC225 helicopter contracts with Aeróleo and other operators in Brazil, commencing in April 2013 for the duration of the suspension. Petrobras Brazil commenced paying the monthly rate again in September and October 2013 and hourly rates upon resumption of EC225 helicopter flight operations in November and December 2013.
We hold a 51% interest in Lake Palma S.L. (“Lake Palma”), a joint venture that dry-leases helicopters to Fumigación Aérea Andaluza S.A., a firefighting operator based in Spain (“FAASA”). In addition, we had three light single helicopters and nine medium helicopters dry-leased directly to FAASA. We are also focused on developing our presence in the Australia, India and Southeast Asia helicopter markets, which we believe represent growth opportunities.
Other Activities and Services
Consistent with our strategy to selectively diversify sources of earnings and cash flow, we deploy a number of helicopters in support of other industries and activities. In the years ended December 31, 2013 and 2012, approximately 9% and 13% of our operating revenues were generated by these other activities and services. In 2007, we entered the air medical services market through the acquisition of the flight operations of Keystone Helicopter Corporation. We now supply helicopters, pilots and mechanics to hospitals and manage helicopters on their behalf.
We also operate a fixed based operation (“FBO”) at Ted Stevens Anchorage International Airport, provide Alaska summer flightseeing tours and support inland firefighting and mining operations in Alaska.
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
Aeroleo - Recent Developments
Aeróleo, our Brazilian joint venture, has experienced financial difficulties since our investment in July 2011. In August 2011, Petrobras Brazil canceled an award for AW139 helicopters in response to an accident involving an AW139 helicopter on contract with Petrobras Brazil from one of Aeróleo’s competitors. As a result, four of our AW139 helicopters under dry-lease to Aeróleo that had been mobilized in response to notification that Aeróleo was successful in its bid to place them on contract with Petrobras Brazil remained idle from August 2011 until late November 2012. In November 2012, in response to the suspension of the use of EC225 helicopters described above, Petrobras Brazil contracted with Aeróleo to utilize these four AW139 helicopters until termination of the contract on November 30, 2013. These AW139 helicopters are scheduled to begin multi-year contracts with Petrobras Brazil commencing in October 2014, but are not currently under contract following the termination of the emergency tender contract.

In addition, Petrobras Brazil attempted to unilaterally suspend its EC225 helicopter contracts with Aeróleo and the other operators in Brazil commencing April 1, 2013, following the suspension of the use of the EC225 helicopters and alleging that the EC225 helicopters could not meet the terms of the contract. Aeróleo did not receive monthly payments for its EC225 helicopters under contract with Petrobras Brazil from April through late September and October 2013, and commenced generating hourly flight revenues thereafter upon the resumption of Aeróleo’s EC225 helicopters flight operations for Petrobras Brazil.
Another Aeróleo customer, OGX Petroleo & Gas Participacoes SA (“OGX”), has recently experienced financial difficulties and has filed for bankruptcy protection. These financial difficulties could impair OGX's ability to pay its receivables to Aeróleo, which could, in turn, impair Aeróleo's ability to make its dry-lease payments owed to us and impact our revenue. We currently recognize revenues from Aeróleo only as cash is received.
In addition to these financial difficulties, we were in a dispute with our partner in Aeróleo with respect to our contractual shareholder rights in connection with any attempted sale or transfer of our partner's interests, which was being resolved through arbitration. On February 15, 2014, definitive agreements were executed with respect to the transfer to a third party of the 50% economic and 80% voting interest held by our partner in Aeróleo. As consideration for the transfer of interests and the other terms and conditions of the transaction, Aeróleo will be required to make payments to affiliates of the transferring partner in the form of severance and partial repayment of shareholder loans that will likely require a capital infusion by us of approximately $2 million. The transaction remains subject to the satisfaction of customary closing conditions, including receipt of required local regulatory approval, and is expected to close in the second half of 2014. On February 19, 2014, in connection with the execution of the definitive agreements, we filed a joint motion to dismiss the ongoing arbitration with our partner. As a result of the transaction, we may be required to consolidate the financial results of Aeróleo upon consummation thereof. Please see Note 20 “Subsequent Event” of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for information regarding an agreement entered into with our partner in Aeróleo.
A continuation of any combination of these financial difficulties, taken separately or together, may impede Aeróleo’s ability to pay for equipment leased from us, necessitate an infusion of capital from us to allow Aeróleo to continue to operate and, as a result, adversely impact our results of operations. Due to liquidity issues experienced by Aeróleo, as of December 31, 2013, we had deferred the recognition of $21.0 million of revenues from Aeróleo. Refer to Item 1A of Part I—“Risk Factors—We rely on relatively few customers for a significant share of our revenues, the loss of any of which could adversely affect our business and results of operations” for additional information.
Fleet Developments and Capital Commitments
In recent years, we have continued to focus on the modernization of our fleet and, when possible, standardization of equipment. Oil and gas companies typically require modern helicopters that offer enhanced safety features and greater performance. Customers flying offshore tend to prefer twin-engine helicopters to single-engine helicopters due to the additional safety afforded from two engines. In response to this demand, we have transformed our fleet significantly. Since the beginning of 2005, we have added 125 helicopters, disposed of 93 helicopters and reduced the average age of our owned fleet from 17 years to 12 years. As of December 31, 2013, 25% of our fleet was five years old or less. We have spent $110.1 million, $113.0 million and $158.9 million to acquire helicopters and other equipment in the years ended December 31, 2013, 2012 and 2011, respectively, primarily for heavy and medium helicopters.
As of December 31, 2013, we had commitments of $341.7 million, primarily pursuant to agreements to purchase helicopters, consisting of ten AW189 helicopters, four S92 helicopters, two AW139 helicopters and five AW169 helicopters. The AW139 helicopters are scheduled to be delivered in 2014. The AW189 helicopters are scheduled to be delivered beginning 2014 through 2017. The S92 helicopters are scheduled to be delivered in 2016 and 2017. Delivery dates for the AW169 helicopters have yet to be determined. Approximately $164.4 million of these commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability other than aggregate liquidated damages of $11.1 million. In addition, we had outstanding options to purchase up to an additional ten AW189 helicopters, five S92 helicopters and four AW139 helicopters. If these options were exercised, the helicopters would be delivered beginning in 2014 through 2018.

Components of Revenues and Expenses
We derive our revenues primarily from operating and dry-leasing our equipment and our profits depend on our cost of capital, the acquisition costs of assets, our operating costs, our contract policy and our reputation.
Operating revenues recorded under U.S. Gulf of Mexico are primarily generated from offshore oil and gas related activities. Similarly, operating revenues recorded under Alaska are primarily generated from offshore oil and gas related activities but also include revenues from operations supporting firefighting and mining activities. In both the U.S. Gulf of Mexico and Alaska, operating revenues are typically earned through a combination of fixed monthly fees plus an incremental charge based on flight hours flown. Charter revenues are typically earned through either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate with a minimum number of hours to be charged daily.
Operating revenues recorded under dry-leasing are generated from dry-leases to third-party operators or joint venture partners, where we are not responsible for the operation of the helicopters. For certain of these dry-leases, we also provide crew training, management expertise, and logistical and maintenance support. Dry-leases typically call for a fixed monthly fee only, but may also include an additional charge based on flight hours flown. The majority of our dry-leasing revenues have been generated by helicopters deployed internationally.
Operating revenues for search and rescue services are earned through a fixed monthly fee plus an incremental charge for flight hours flown, and charter revenues are typically earned through either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate with a minimum number of hours to be charged daily.
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
Our policy of expensing all repair costs as incurred may result in operating expenses varying substantially when compared with a prior year or prior quarter if a disproportionate number of repairs, refurbishments or overhauls are undertaken. This variation can be exacerbated by the timing of entering or exiting third-party power-by-hour programs.
For helicopters that we dry-lease to third parties under arrangements whereby the customer assumes operational responsibility, we often provide maintenance and parts support but generally we incur no other material operating costs. In most instances our dry-leases require clients to procure adequate insurance but we purchase contingent hull and liability coverage to mitigate the risk of a client’s coverage failing to respond. In some instances we provide training and other services to support our dry-lease customers.

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
SEACOR had provided certain support services to us under a shared services arrangement, including payroll processing, information systems support, cash disbursement support, cash receipt processing and treasury management. We were historically charged for our share of actual costs incurred, generally based on volume processed or units supported. On December 30, 2011, we entered into a Transition Services Agreement, providing for the same services described above, pursuant to which SEACOR continued to provide these support services. In connection with the Spin-off we entered into an Amended and Restated Transition Services Agreement with SEACOR pursuant to which such services will continue to be provided for a period of time after the Spin-off but not to exceed two years from the time of the Spin-off.
SEACOR incurred costs in providing its operating segments with certain corporate services including executive oversight, risk management, legal, accounting and tax, and charged quarterly management fees to its operating segments in order to cover such costs. Total management fees charged by SEACOR to its operating segments include actual corporate costs incurred plus a mark-up and were generally allocated within the consolidated group using income-based performance metrics reported by an operating segment in relation to SEACOR’s other operating segments. The costs we incurred for management fees from SEACOR are reported as SEACOR management fees in our consolidated statements of operations. Effective January 1, 2012, SEACOR provided these corporate services under the Transition Services Agreement for a fixed quarterly charge of $500,000, subject to the terms and conditions of the Transition Services Agreement. Upon completion of the Spin-off, we are no longer charged a management fee by SEACOR but incur costs under the Amended and Restated Transition Services Agreement.

Results of Operations

	2013		2012		2011
	$000s	%	$000s	%	$000s	%
Operating Revenues:
United States	245,581	82	213,920	78	185,677	72
Foreign	53,378	18	59,001	22	72,471	28
	298,959	100	272,921	100	258,148	100
Costs and Expenses:
Operating:
Personnel	69,658	23	65,273	24	61,527	24
Repairs and maintenance	56,830	19	43,924	16	49,756	19
Insurance and loss reserves	10,609	3	10,750	4	8,479	3
Fuel	23,491	8	22,021	8	20,131	8
Leased-in equipment	2,941	1	1,450	—	2,003	1
Other	23,083	8	23,777	9	20,811	8
	186,612	62	167,195	61	162,707	63
Administrative and general	38,924	13	34,785	13	31,893	12
Depreciation and amortization	45,561	15	42,502	15	42,612	17
	271,097	90	244,482	89	237,212	92
Gains on Asset Dispositions and Impairments, Net	18,301	6	3,612	1	15,172	6
Operating Income	46,163	16	32,051	12	36,108	14
Other Income (Expense):
Interest income	591	—	910	—	738	—
Interest expense	(18,050)	(6)	(10,648)	(4)	(1,376)	(1)
Interest expense on advances from SEACOR	—	—	—	—	(23,410)	(9)
SEACOR management fees	(168)	—	(2,000)	(1)	(8,799)	(3)
Derivative losses, net	(104)	—	(490)	—	(1,326)	—
Foreign currency gains, net	698	—	720	—	516	—
Other, net	19	—	30	—	9	—
	(17,014)	(6)	(11,478)	(5)	(33,648)	(13)
Income Before Income Tax Expense and Equity in Earnings (Losses) of 50% or Less Owned Companies	29,149	10	20,573	7	2,460	1
Income Tax Expense	11,727	4	7,298	2	434	—
Income Before Equity in Earnings (Losses) of 50% or Less Owned Companies	17,422	6	13,275	5	2,026	1
Equity in Earnings (Losses) of 50% or Less Owned Companies	882	—	(5,528)	(2)	82	—
Net Income	18,304	6	7,747	3	2,108	1
Net Loss Attributable to Noncontrolling Interest	401	—	40	—	—	—
Net Income Attributable to Era Group Inc.	18,705	6	7,787	3	2,108	1
Accretion of Redemption Value on Series A Preferred Stock	721	—	8,469	3	210	—
Net Income (Loss) Attributable to Common Shares	17,984	6	(682)	—	1,898	1

Operating Revenues by Service Line. The following tables set forth, for the years indicated, the amount of operating revenues by service line.

	2013		2012		2011
	$000s	%	$000s	%	$000s	%
Operating Revenues:
Oil and Gas (1)
U.S. Gulf of Mexico	160,611	54	140,900	52	109,635	42
Alaska	38,255	13	25,969	9	23,602	9
International	4,768	2	—	—	—	—
	203,634	69	166,869	61	133,237	51
Dry-leasing	48,963	16	59,256	22	72,700	28
Search and Rescue	16,764	6	10,674	4	9,514	4
Air Medical Services	12,740	4	19,751	7	25,836	10
FBO	10,182	3	9,782	4	10,406	4
Flightseeing	7,095	2	6,998	2	6,861	3
Eliminations	(419)	—	(409)	—	(406)	—
	298,959	100	272,921	100	258,148	100
________________
(1) Primarily oil and gas services, but also includes revenues from activities such as firefighting and utility support.

Year Ended December 31, 2013 compared with Year Ended December 31, 2012
Operating Revenues. Operating revenues were $26.0 million higher for the year ended December 31, 2013 (the “Current Year”) compared with the year ended December 31, 2012 (the “Prior Year”).
Operating revenues from oil and gas operations in the U.S. Gulf of Mexico were $19.7 million higher in the Current Year. Operating revenues from medium helicopters increased $20.7 million primarily due to increased utilization in the Current Year to support an increase in deepwater drilling, completion and production activity and due to medium helicopters being used to fill in for the EC225 heavy helicopters which were temporarily suspended from October 2012 until July 2013. In addition, operating revenues from single engine helicopters increased $4.5 million due to higher rates. These increases were partially offset by a $3.0 million decrease from heavy helicopters due to the temporary suspension of the EC225 helicopters and a decrease of $1.3 million in light twin helicopters due to lower utilization. In addition, other revenues decreased by $1.2 million primarily due to a reduction in parts sales.
Operating revenues from oil and gas activities in Alaska were $12.3 million higher in the Current Year. The resumption of services with a major oil and gas customer that had been temporarily suspended during a portion of the Prior Year contributed $9.1 million to this increase, and short-term work related to a drillship running aground contributed a further $2.8 million to the increase.
Operating revenues from international oil and gas operations were $4.8 million higher due to a new contract in Uruguay that was awarded in late 2012 and commenced in January 2013.
Revenues from dry-leasing activities were $10.3 million lower in the Current Year primarily due to a $11.5 million decrease related to contracts that ended during the Current Year, of which $4.8 million related to helicopters that were subsequently sold. These decreases were partially offset by an increase of $0.9 million as a result of rate escalations.
Operating revenues from search and rescue activities increased $6.1 million in the Current Year primarily due to new search and rescue customers and increased activity with existing customers.
Operating revenues from air medical services were $7.0 million lower primarily due to the conclusion of three long-term hospital contracts, partially offset by a new contract that began in 2013 and increases in rates on existing contracts. The change in contracts is primarily due to a shift in management philosophy designed to enhance profitability on these services and to one customer bringing these services in-house upon conclusion of its contract with us.
Operating revenues from flightseeing and FBO activities increased by $0.1 million and $0.4 million, respectively, in the Current Year. This is primarily the result of better weather conditions resulting in more flying activity.

Operating Expenses. Operating expenses were $19.4 million higher in the Current Year. Repairs and maintenance expenses increased $12.9 million primarily due to a $8.1 million increase as a result of the timing of repairs and a net $7.2 million decrease in vendor and maintenance credits from the Prior Year. These increases were partially offset by a decrease in power-by-hour expense of $2.4 million primarily due to the temporary suspension of the EC225 helicopters. Personnel costs increased $4.4 million primarily due to the addition of personnel to support the increase in oil and gas activity discussed above. Fuel expense increased $1.5 million due to increased flight hours and an increase in the average price per gallon. Lease expense increased $1.5 million due to a one-time charge related to operating leases on certain air medical helicopters. These increases were partially offset by a decrease in other operating expenses of $0.7 million, primarily due to a decrease in part sales related to air medical contracts.
Administrative and General. Administrative and general expenses were $4.1 million higher in the Current Year. Compensation and employee costs increased $4.1 million primarily due to the recognition of management bonus awards, severance costs related to changes in senior management and share awards compensation related to equity awards granted in 2013 following our Spin-off from SEACOR. Excluding $2.9 million of expenses associated with a contemplated initial public offering of our Common Stock recognized in the Prior Year, legal, professional and other expenses increased by $4.0 million due to costs associated with being a public company, legal expenditures and an increase in shared services fees from SEACOR under our Amended and Restated Transition Services Agreement. In addition, travel expenses increased $0.4 million due to business development activities. These increases were partially offset by a $1.9 million decrease in allowance for doubtful accounts. The Prior Year included a $2.5 million provision in connection with a customer bankruptcy while $0.4 million was provided in the Current Year due to collection issues related to a note with a customer that had purchased parts in a previous year.
Depreciation.  Depreciation expense was $3.1 million higher in the Current Year primarily due to the addition of new and higher cost helicopters.
Gains on Asset Dispositions and Impairments, Net.  During the Current Year, we sold or otherwise disposed of helicopters and other equipment for cash proceeds of $65.1 million, resulting in gains of $18.3 million. These amounts included: a gain of $5.4 million on the sale of an EC225 helicopter that was damaged in an incident in May 2012 while under dry-lease to a customer and subsequently sold to that customer in the Current Year for cash proceeds of $24.6 million; a gain of $1.2 million on the recognition of insurance proceeds of $2.1 million related to a S76A helicopter involved in an incident in the Current Year; a gain of $0.3 million related to an AW139 helicopter involved in an incident in the Prior Year; and gains of $11.3 million on the sale of helicopters and other equipment in the normal course of our business. In addition, we recognized previously deferred gains of $0.1 million in 2013. During the Prior Year, the Company sold helicopter components and other equipment for proceeds of $5.5 million and recognized gains of $2.9 million. In addition, we recognized previously deferred gains of $0.7 million in 2012.
Operating Income. Operating income as a percentage of revenues was 16% in the Current Year compared with 12% in the Prior Year. Excluding gains on asset dispositions discussed above, operating income as a percentage of revenues was 9% in the Current Year compared with 10% in the Prior Year. Repairs and maintenance expenses increased as a result of the timing of repairs in 2013 and the absence of the benefit from vendor credits in the Prior Year.
Interest Expense. On December 7, 2012, we completed an offering of $200.0 million aggregate principal amount of 7.750% Senior Notes, the net proceeds of which were used to repay $190.0 million of borrowings outstanding under our Revolving Credit Facility. As a result of the higher interest rate on the notes, interest expense was $7.4 million higher in the Current Year.
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
Income Tax Expense. Income tax expense was $4.4 million higher in the Current Year primarily due to an increase in income before income tax expense and equity in earnings (losses) of 50% or less owned companies. In addition, we established a valuation allowance on certain state deferred tax assets during the year. The effective tax rate in the Prior Year was lower due to permanent differences related to share-based compensation awards, state income tax expenses and holdings in non-controlling interests.
Equity in Earnings (Losses) of 50% or Less Owned Companies. Earnings from equity investments were $0.9 million in the Current Year, an increase of $6.4 million compared to the Prior Year loss of $5.5 million. During the Prior Year, we recognized a loss of $0.6 million and an impairment charge of $5.9 million, net of tax, on our investment in our Brazilian joint venture. In the Current Year, no losses were recognized on our Brazilian joint venture as they were fully written down in 2012. Earnings on other equity investments were consistent during the respective periods.

Year Ended December 31, 2012 compared with Year Ended December 31, 2011
Operating Revenues. Operating revenues were $14.8 million higher for the year ended December 31, 2012 compared with the year ended December 31, 2011. Operating revenues in the U.S. Gulf of Mexico were $32.4 million higher primarily due to newly delivered helicopters being placed in service, an expansion of government services support and an increase in charter revenues primarily in support of hurricane evacuations. Operating revenues from Alaska, primarily oil and gas activities, increased by $2.4 million primarily due to an increase in charter activity and hours flown in support of firefighting contracts, and the full-year impact of contracts that commenced in 2011. Operating revenues from dry-leasing activities decreased by $13.4 million. Dry-leasing revenues for helicopters chartered to our Brazilian joint venture were $11.2 million lower primarily due to the deferral and reduction of dry-leasing revenues as a result of difficulties experienced by the joint venture in connection with a canceled contract award for four AW139 helicopters under dry-lease from us. In addition, dry-leasing revenues from the Brazilian joint venture were lower due to decreased flight hours for helicopters undergoing major maintenance. Dry-leasing revenues for another customer were also lower due to the net deferral of $1.9 million due to the customer's short-term liquidity issues. Operating revenues for air medical services were $6.1 million lower primarily due to the conclusion of a long-term hospital contract, partially offset by the full-year impact of a hospital contract that was awarded during 2011.
Operating Expenses. Operating expenses were $4.5 million higher in the year ended December 31, 2012 compared with the year ended December 31, 2011. Personnel costs were $3.7 million higher primarily due to the implementation of a pilot pay scale adjustment and the addition of personnel to support increased activity in the U.S. Gulf of Mexico. Repairs and maintenance expenses were $5.8 million lower in 2012 primarily due to the recognition of $7.7 million in vendor credits and $1.4 million in maintenance credits received in connection with the end of two customer dry-leases. In addition, repairs and maintenance expenses decreased by $3.6 million due to a reduction in EC225 hours flown. These decreases were partially offset by a $5.3 million increase as additional helicopters were placed in power-by-hour programs and a $1.6 million increase in other repairs and maintenance costs primarily due to the timing of repairs on helicopters not covered by power-by-hour arrangements. Insurance and loss reserves were $2.3 million higher due to an increase in the overall fleet value and the recognition of a good experience credit from our hull and liability underwriters in the year ended December 31, 2011. Fuel costs were $1.9 million higher primarily due to increased flight hours in the U.S. Gulf of Mexico, in line with the increased activity discussed above. Other operating expenses were $3.0 million higher primarily due to the receipt in the year ended December 31, 2011 of $1.9 million in insurance proceeds related to hurricane damages sustained in 2005.
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
On December 22, 2011, we entered into our $350.0 million Revolving Credit Facility. On December 7, 2012, we completed an offering of $200.0 million aggregate principal amount of 7.750% Senior Notes and used the net proceeds from the offering to repay $190.0 million of borrowings outstanding under our Revolving Credit Facility. In connection with the Senior Notes Offering, we permanently reduced the borrowing capacity under that facility from $350.0 million to $200.0 million. On December 20, 2012, we borrowed $50.0 million under the Revolving Credit Facility to fund the repurchase of shares of Series B preferred stock from SEACOR, which was the balance outstanding as of December 31, 2012.
Our Revolving Credit Facility requires that we maintain a maximum funded debt to EBITDA (as defined in our Revolving Credit Facility) ratio (“RC Leverage Ratio”) of 5.0 to 1.0 (increased from 4.0 to 1.0 as a result of the issuance of the Senior Notes) and also requires that we comply with certain other financial ratios. Failure to meet these ratios is an event of default under the facility, and therefore our ability to borrow under our Revolving Credit Facility is dependent on and limited by our compliance with this RC Leverage Ratio requirement and our ability to comply with other financial ratios. See “—Senior Secured Revolving Credit Facility.” As of December 31, 2013, the amount of additional borrowings we could borrow under the Revolving Credit Facility, based on our RC Leverage Ratio as of such date, was $136.1 million.
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
During the year ended December 31, 2013, we made payments on our Revolving Credit Facility totaling $50.0 million from cash flows provided by operating activities, and drew down $55.0 million on the Revolving Credit Facility primarily to fund the purchase of helicopters. In the year ended December 31, 2012, we drew down $88.0 million from our Revolving Credit Facility, primarily to repurchase 500,000 shares of Series B preferred stock held by SEACOR and to fund the purchase of an EC225 helicopter and certain other assets. During the year ended December 31, 2012, we experienced a decrease in operating income primarily due to a reduction in gains on asset dispositions, which had a significant impact on our last twelve-months EBITDA (as defined in our Revolving Credit Facility). As a result, SEACOR purchased one million shares of our Series B preferred stock, including 300,000 shares of our Series B preferred stock for $30.0 million on June 8, 2012 and 700,000 shares of our Series B preferred stock for $70.0 million on September 25, 2012. We used a portion of the proceeds from these issuances to repay borrowings under our Revolving Credit Facility so that we would be able to maintain compliance with the financial ratios under the facility. See “—Year Ended December 31, 2012 compared with Year Ended December 31, 2011—Operating Income.” We repurchased the Series B preferred stock in December 2012, after which no shares of Series B preferred stock remain outstanding.
As of December 31, 2013, we had unfunded capital commitments of $341.7 million, primarily pursuant to agreements to purchase helicopters. Approximately $98.7 million is payable in 2014, with the remaining commitments payable in 2015 through 2017. The Company also had $2.3 million of deposits paid on options not yet exercised. Approximately $164.4 million of these commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability to us other than aggregate liquidated damages of $11.1 million. In addition, we had outstanding options to purchase up to an additional ten AW189 helicopters, five S92 helicopters, and four AW139 helicopters. If these options were exercised, the helicopters would be delivered beginning in 2014 through 2018. We expect to finance the remaining acquisition costs through a combination of cash on hand, cash provided by operating activities and borrowings under our Revolving Credit Facility.
Summary of Cash Flows

	2013	2012	2011
	(in thousands)
Cash provided by (used in):
Operating Activities	$64,371	$13,915	$40,930
Investing Activities	(43,459)	(114,765)	(149,089)
Financing Activities	(1,508)	32,634	183,094
Effect of Exchange Rate Changes on Cash and Cash Equivalents	426	599	489
Net Increase (Decrease) in Cash and Cash Equivalents	$19,830	$(67,617)	$75,424
Operating Activities
Cash flows provided by operating activities increased by $50.5 million during the year ended December 31, 2013 compared with the year ended December 31, 2012. Cash flows provided by operating activities decreased by $27.0 million during the year ended December 31, 2012 compared with the year ended December 31, 2011. The components of cash flows provided by operating activities during the years ended December 31 were as follows:

	2013	2012	2011
	(in thousands)
Operating income before depreciation and gains on asset dispositions and impairments, net	$73,423	$70,941	$63,548
Changes in operating assets and liabilities before interest and income taxes	6,102	(102,327)	(8,977)
Cash settlements on derivative transactions, net	(478)	—	—
Dividends received from 50% or less owned companies	—	(16)	1,236
Interest paid, excluding capitalized interest	(17,839)	(7,821)	(24,524)
Benefit on net tax operating losses purchased by SEACOR	—	51,961	18,236
Income taxes paid, net of refunds	20	(143)	(557)
SEACOR management fees	(168)	(2,000)	(8,799)
Other	3,311	3,320	767
Total cash flows provided by operating activities	$64,371	$13,915	$40,930
Operating income before depreciation and gains on asset dispositions and impairments, net was $2.5 million higher in the year ended December 31, 2013 compared with the year ended December 31, 2012, primarily due to a $36.8 million and $6.1 million increase in revenues from oil and gas and search and rescue activities, respectively. These increases were partially offset by a $10.3 million decrease in dry-leasing revenues, and a $7.0 million reduction in operating revenues from air medical services. There was an increase of $12.9 million in repairs and maintenance expenses, a $4.4 million increase in personnel cost, a $4.1 million increase in administrative and general expenses, and a $1.5 million increase in lease expense primarily due to a one-time charge related to operating leases on certain air medical helicopters.

Operating income before depreciation and gains on asset dispositions and impairments, net was $7.4 million higher in the year ended December 31, 2012 compared with the year ended December 31, 2011, primarily due to a $32.4 million increase in revenues in the Gulf of Mexico and a decrease of $5.8 million in repairs and maintenance expenses. These increases were offset by a $13.4 million decrease in dry-leasing revenues, a $6.1 million reduction in operating revenues from air medical services, a $3.8 million increase in personnel cost, a $2.3 million increase in insurance and loss reserves, a $3.0 million increase in other operating expenses primarily due to a $1.9 million receipt of insurance proceeds in the period ended December 31, 2011 and a $2.9 million increase in administrative and general expenses.
Changes in operating assets and liabilities before interest and income taxes was $108.4 million higher in the year ended December 31, 2013 compared with the year ended December 31, 2012, primarily due to the repurchase of Series B preferred stock held by SEACOR and settlements of intercompany transactions with SEACOR in 2012.
Interest paid, excluding capitalized interest was $10.0 million higher in the year ended December 31, 2013 compared with the year ended December 31, 2012, primarily due a higher interest rate on our Senior Notes.
Benefit on net tax operating losses purchased by SEACOR and SEACOR management fees were $52.0 million and $1.8 million lower, respectively, in the year ended December 31, 2013 compared with the year ended December 31, 2012 as a result of the Spin-off from SEACOR.
Investing Activities
During the year ended December 31, 2013, net cash used in investing activities was $43.5 million primarily as follows:

•	Capital expenditures were $110.1 million, which consisted primarily of helicopter acquisitions.

•	Proceeds from the disposition of property and equipment were $65.2 million.

•	Net principal payments on notes receivable from third-parties and equity investees were $1.5 million.
During the year ended December 31, 2012, net cash used in investing activities was $114.8 million primarily as follows:

•	Capital expenditures were $113.0 million, which consisted primarily of helicopter acquisitions.

•	Proceeds from the disposition of property and equipment were $5.2 million.

•	Investments in, and advances to, 50% or less owned companies were $10.6 million.

•	Net principal payments on notes receivable from third-parties and equity investees were $3.6 million.
During the year ended December 31, 2011, net cash used in investing activities was $149.1 million primarily as follows:

•	Capital expenditures were $158.9 million, which consisted primarily of helicopter acquisitions.

•	Proceeds from the disposition of property and equipment were $26.0 million.

•	Cash settlements on derivative transactions, net were $6.1 million.

•	Investments in, and advances to, 50% or less owned companies were $21.8 million.
Financing Activities
During the year ended December 31, 2013, net cash used in financing activities was $1.5 million primarily as follows:

•	Net principal payments on long-term debt were $52.8 million.

•	Proceeds from Revolving Credit Facility were $55.0 million.

•	Dividends paid on Series A preferred stock were $5.0 million.

•	Proceeds from SEACOR on the settlement of stock options were $0.7 million.

•	Proceeds and tax benefits from share-based awards were $0.5 million.
During the year ended December 31, 2012, net cash provided by financing activities was $32.6 million primarily as follows:

•	Proceeds of $191.9 million, net of issuance costs, for our Senior Notes.

•	Proceeds from the issuance of Series B preferred stock were $100.0 million.

•	Borrowings under our Revolving Credit Facility were $88.0 million.

•	Net principal payments on long-term debt were $292.8 million.

•	Payments in connection with the repurchase of Series B preferred stock from SEACOR were $50.0 million.

•	Dividends paid to SEACOR were $4.4 million.
During the year ended December 31, 2011, net cash provided by financing activities was $183.1 million primarily as follows:
•Proceeds from borrowings under our Revolving Credit Facility of $249.0 million, net of $3.0 million of     transaction costs.

•	Repayments to SEACOR of $63.2 million.

•	Scheduled payments on long-term debt of $2.7 million.
Senior Secured Revolving Credit Facility
On December 22, 2011, we entered into a $350.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) that matures in December 2016. The Revolving Credit Facility provides us with the ability to borrow up to $200.0 million with sub-limits of up to $50.0 million for letters of credit and up to $25.0 million for swingline advances, subject to the terms and conditions specified in the Revolving Credit Facility. Under certain circumstances the borrowing capacity under the Revolving Credit Facility may be increased by up to an additional $100.0 million. As of December 31, 2013, we had $55.0 million outstanding advances under the Revolving Credit Facility at an annual rate of 2.35% and, based on our leverage ratio under the facility, we had the ability to borrow an additional $136.1 million under the facility, net of issued letters of credit of $8.9 million. The remaining amounts under the senior secured revolving credit facility are available to fund working capital needs. For additional information about the terms of the Revolving Credit Facility, see Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Senior Notes
On December 7, 2012, we completed an offering of $200.0 million aggregate principal amount of 7.750% senior unsecured notes due December 15, 2022. The net proceeds of the offering were used to repay $190.0 million of borrowings outstanding under our Revolving Credit Facility. In connection with the offering, we permanently reduced the borrowing capacity under that facility from $350.0 million to $200.0 million. Interest on the notes is payable semi-annually in arrears on each June 15 and December 15 of each year, beginning on June 15, 2013. We may redeem the notes at any time and from time to time as specified in the indenture governing the notes. For additional information about the terms of the notes, see Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Short and Long-Term Liquidity Requirements
We anticipate that we will generate positive cash flows from operations and that these cash flows will be adequate to meet our working capital requirements. During the year ended December 31, 2013, our cash provided by operations was $64.4 million. To support our capital expenditure program and/or other liquidity requirements, we may use operating cash flow, cash balances or proceeds from sales of assets, issue debt or equity, borrow under our Revolving Credit Facility or any combination thereof.
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
Off-Balance Sheet Arrangements
On occasion, we and our partners will guarantee certain obligations on behalf of our joint ventures. As of December 31, 2013, we had no such guarantees in place.
Contractual Obligations and Commercial Commitments
The following table summarizes the Company’s contractual obligations and other commercial commitments and their aggregate maturities as of December 31, 2013 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Contractual Obligations:
Long-term Debt (1)	$430,248	$20,406	$116,842	$31,000	$262,000
Capital Purchase Obligations (2)	341,742	98,691	216,536	26,515	—
Operating Leases (3)	18,359	3,060	3,796	2,884	8,619
Purchase Obligations (4)	9,749	9,749	—	—	—
Other (5)	10	10	—	—	—
	$800,108	$131,916	$337,174	$60,399	$270,619
____________________

(1)
Maturities of our borrowings and interest payments pursuant to such borrowings are based on contractual terms. Interest amounts represent the expected cash payments for interest on our long-term debt based on the interest rates in place and amounts outstanding at December 31, 2013.

(2)
Capital purchase obligations represent commitments for the purchase of property and equipment as of December 31, 2013. Such commitments relate to orders we had placed as of December 31, 2013 for 21 new helicopters, consisting of two AW139 medium helicopters, five AW169 light twin helicopters, ten AW189 heavy helicopters and four S92 heavy helicopters. Of the total unfunded capital commitments, $164.4 million may be terminated without further liability other than liquidated damages of $11.1 million in the aggregate. These commitments are not recorded as liabilities on our consolidated balance sheet as of December 31, 2013, as we had not yet received the goods or taken title to the property. The AW139 helicopters are scheduled to be delivered in 2014. The AW189 helicopters are scheduled to be delivered beginning 2014 through 2017. The S92 helicopters are scheduled to be delivered in 2016 and 2017. Delivery dates for the AW169 helicopters have yet to be determined.

(3)	Operating leases primarily include leases of helicopters and other property that have a remaining term in excess of one year.

(4)
Purchase obligations primarily include purchase orders for helicopter inventory and maintenance as of December 31, 2013. These commitments are for goods and services to be acquired in the ordinary course of business and are fulfilled by our vendors within a short period of time.

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
Critical Accounting Policies and Estimates
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include those related to allowance for doubtful accounts, useful lives of property and equipment, impairments, inventories, income tax provisions and certain accrued liabilities. Actual results could differ from those estimates and those differences may be material.
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
We charter the majority of our helicopters through master service agreements, subscription agreements, day-to-day charter arrangements and dry-leases. Master service agreements and subscription agreements typically require a fixed monthly fee plus incremental payments based on hours flown. These agreements have fixed terms ranging from one month to five years and generally may be canceled by providing 30 days’ notice. Day-to-day charter arrangements call for either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate with a minimum number of hours to be charged daily. Dry-leases require a fixed monthly fee for the customer’s right to use the helicopter and, where applicable, a charge based on hours flown as compensation for any maintenance, parts, and/or personnel support that we may provide to the customer. Dry-leases generally run from two to five years with no early cancellation provisions. Air medical services are provided under contracts with hospitals that typically include a fixed monthly and hourly rate structure. With respect to flightseeing operations, we allocate block space to cruise lines and seats are sold directly to customers. We also operate a fixed based operation (“FBO”) at Ted Stevens Anchorage International Airport that sells fuel on an ad-hoc basis and leases storage space.
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
Inventories. Inventories are stated at the lower of average cost or market value and consist primarily of spare parts and fuel. We record write-downs, as needed, to adjust the carrying amount of inventories to the lower of cost or market.
Property and Equipment. Property and equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to helicopters, the estimated useful life is typically based upon a newly built asset being placed into service and represents the point at which it is typically not justifiable for us to continue to operate the asset in the same or similar manner. From time to time, we may acquire older assets that have already exceeded our useful life policy, in which case we depreciate such assets based on our best estimate of remaining useful life.
As of December 31, 2013, the estimated useful life (in years) of the Company’s categories of new property and equipment was as follows:

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
Impairment of Long-Lived Assets. We perform an impairment analysis on long-lived assets used in operations when indicators of impairment are present. If the carrying value of the assets is not recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value is determined using valuation techniques such as expected discounted cash flows or appraisals, as appropriate.
Impairment of 50% or Less Owned Companies. We perform regular reviews of each investee’s financial condition, the business outlook for its products and services, and its present and projected results and cash flows. When an investee has experienced consistent declines in financial performance or difficulties in raising capital to continue operations and when we expect the decline to be other-than-temporary, the investment is written down to fair value. Actual results may vary from estimates due to the uncertainties regarding the projected financial performance of investees, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investees in which we have investments.
Income Taxes. Commencing February 1, 2013, we will file a standalone consolidated U.S. federal tax return. Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the book and tax basis differences of assets and liabilities reported in the accompanying consolidated financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which they are expected to be settled or realized. Interest and penalties relating to uncertain tax positions are recognized in interest expense and administrative and general, respectively, in the accompanying consolidated statements of operations. We record a valuation allowance to reduce our deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Prior to the Spin-off, the Company was included in the consolidated U.S. federal income tax return of SEACOR. SEACOR’s policy for allocation of U.S. federal income taxes requires its subsidiaries to compute their provision for U.S. federal income taxes on a separate company basis and settle with SEACOR. Net operating loss benefits were settled with SEACOR on a current basis and were used in the consolidated U.S. federal income tax return to offset taxable profits of other affiliates. For all periods prior to the Spin-off the total provision for income taxes included in the consolidated statements of operations would remain as currently reported had the Company not been eligible to be included in the consolidated U.S. federal income tax return of SEACOR.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
As of December 31, 2013, we had non-U.S. dollar denominated capital purchase commitments of €156.3 million ($214.8 million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. Dollar equivalent of the non-hedged purchase commitment by $21.5 million.
As of December 31, 2013, we maintained cash balances of €2.2 million, receivable balances of  €4.5 million and payable balances of €1.1 million. An adverse change of 10% in the underlying foreign currency exchange rate would reduce net income by $0.2 million, $0.4 million and $0.1 million, respectively.
We had $55.0 million of LIBOR-based variable rate borrowings under the Revolving Credit Facility as of December 31, 2013. The average borrowing rate under the facility at December 31, 2013 was 2.35%. A 10% increase in LIBOR would result in additional annual interest expense of $9,000, net of tax.
As of December 31, 2013, excluding debt outstanding under our Revolving Credit Facility, we had $30.3 million of variable rate debt due in 2015. These instruments bear a variable interest rate that resets every three months and is computed as the three-month LIBOR rate at the date of each reset plus 260 basis points. As of December 31, 2013, the interest rate on these borrowings was 2.84%. A 10% increase in the underlying LIBOR would raise the rate to 2.87%, reflecting a corresponding increase to gross interest expense of $5,000. In addition, as of December 31, 2013, we had interest rate swap agreements with a notional value of $31.8 million. These agreements call for us to pay a fixed interest rate ranging from 1.67% to 1.83% and receive interest payments based on LIBOR. As of December 31, 2013, we had a liability of $0.6 million having marked to market our positions in these interest rate swap agreements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and related notes required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page 73 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of the Company’s principal executive officer and principal financial officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2013. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, as of December 31, 2013.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).
Management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation surrounding our financial controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting – including the possibility of the circumvention or overriding of controls – based on management’s evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth information with respect to the members of our board of directors.

Name	Age	Position
Charles Fabrikant	69	Chairman of the Board of Directors
Sten L. Gustafson	47	Chief Executive Officer and Director
Oivind Lorentzen	63	Director
Blaine Fogg	73	Director
Steven Webster	62	Director
Ann Fairbanks	72	Director
Christopher P. Papouras	46	Director
Yueping Sun	57	Director
Charles Fabrikant served as our President and Chief Executive Officer from October 2011 to April 2012 and has served as Chairman of our board of directors since July 2011. Effective April 1, 2012, Mr. Fabrikant resigned from his position as President and Chief Executive Officer. He continues to serve as Non-Executive Chairman of our board of directors. Mr. Fabrikant is the Executive Chairman of SEACOR and has been a director of SEACOR and several of its subsidiaries since its inception in 1989. Mr. Fabrikant served as President and Chief Executive Officer of SEACOR from 1989 through September 2010. Mr. Fabrikant is a graduate of Columbia University School of Law and Harvard University. Mr. Fabrikant is a director of Diamond Offshore Drilling, Inc., a contract oil and gas driller. He is also President of Fabrikant International Corporation ("FIC"), a privately owned corporation engaged in marine investments. FIC may be deemed an affiliate of ours.
With over 30 years’ experience in the maritime, transportation, investment and environmental industries and his position as the founder of SEACOR, Mr. Fabrikant's broad experience and deep understanding of our company make him uniquely qualified to serve as Non-Executive Chairman of our board of directors.
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
Oivind Lorentzen has been a member of our board of directors since September 2010. Mr. Lorentzen has served as Chief Executive Officer of SEACOR since September 2010. From 1990 until September 2010, Mr. Lorentzen was President of Northern Navigation America, Inc., a Stamford, Connecticut based investment management and ship-owning agency company concentrating in specialized marine transportation and ship finance. From 1979 to 1990, Mr. Lorentzen was Managing Director of Lorentzen Empreendimentos S.A., an industrial and shipping group in Brazil, and he served on its board of directors until December 2005. Mr. Lorentzen was Chairman of NFC Shipping Funds, a leading private equity fund in the maritime industry, from 2000 to 2008. Mr. Lorentzen is also a director of Blue Danube, Inc., an inland marine service provider, and a director of Genessee & Wyoming Inc., an owner and operator of short line and regional freight railroads.
Mr. Lorentzen adds a valuable perspective to our board of directors given his experience as the CEO of SEACOR and his strong background in finance, having served as the CEO of an investment management and ship-owning company specializing in ship finance.
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

(“Falcon Drilling”) an offshore drilling company he founded, and through 1999, served as President and CEO of R&B Falcon Corporation (“R&B Falcon”), the successor to Falcon Drilling formed through its merger with Reading & Bates Corporation. Mr. Webster served as a Vice Chairman of R&B Falcon until 2001 when it merged with Transocean, Inc. Mr. Webster formerly served on the board of directors of Crown Resources Corporation, Brigham Exploration Company, Goodrich Petroleum Corporation, Grey Wolf, Inc., Encore Bancshares, Inc., Solitario Exploration & Royalty Corporation, Geokinetics Inc. and Pinnacle Gas Resource. Mr. Webster currently serves as Chairman of Carrizo Oil & Gas, Inc., a Houston based independent energy company engaged in the exploration, development and production of natural gas and oil, and Basic Energy Services Inc., a company that provides well site services to domestic oil and gas producers. He is also a Trust Manager of Camden Property Trust, a real estate investment trust specializing in multi-family housing, and a director of Hercules Offshore, Inc., an international provider of offshore contract drilling and liftboat services, Hi-Crush Proppants LP, which is a general partner of Hi-Crush Partners LP, a company that produces and supplies proppants, and various private companies. Mr. Webster served as a director of Seabulk International, Inc. both before and following its merger with SEACOR in July 2005 until March 2006.
Mr. Webster's extensive experience with private equity and equity-related investments provides additional depth to the board's analysis of investment and acquisition opportunities. His board positions and his experience as Chairman and Chief Executive Officer of a public company provide additional experience to our board of directors in evaluating corporate opportunities.
Ann Fairbanks has been a member of our board of directors since March 2013. Mrs. Fairbanks is the founder and Chairman of The Fairbanks Investment Fund, a U.S. private equity fund providing capital to middle market European companies which seek strategic growth in global markets, since its inception in 2007.   From 1990 to 2000, Mrs. Fairbanks was a partner in investment subsidiaries of Keystone, Inc., the principal investment vehicle for Robert M. Bass, a Fort Worth, Texas-based investor. Prior to joining Keystone, Mrs. Fairbanks served in a number of U.S. government positions:  from 1983 to 1987 as Chief Operating Officer of the primary bank regulator for the U.S. Thrift Industry, the Federal Home Loan Bank board, which also had oversight responsibility for the Federal Home Loan Bank System, the Federal Savings and Loan Insurance Corporation, and the Federal Home Loan Mortgage Corporation.  She subsequently served as a Presidential appointee on the initial board of the newly privatized Federal Home Loan Mortgage Corporation until 1994.  From 1981 to 1983, Mrs. Fairbanks served as Deputy Assistant Director for Economic Policy on the White House Domestic Policy Staff of President Ronald Reagan.  Mrs. Fairbanks currently serves as the chairman of the board of directors of each of Clarion Industries and Proteonic and as a director on the board of directors of each of Invectys SA and Routin SA.  Previously, Mrs. Fairbanks has served on the boards of directors of ING Bank, FSB, where she was lead director through sale of the bank to Capital One Bank in 2010; Tarkett SA, as a director and member of the Audit Committee from 2002 to 2007; and Modelabs SA, as a director, from 2009 to 2011.  She is also a member of the board of directors and Executive Committee of the French-American Foundation in New York, since 2002; a member of the board of directors of the French-American Foundation in France, since 2006; a member of the National Committee of the Aspen Music Festival, since 2001; and a member of the International Women's Forum in Washington, D.C., since 1996.
Mrs. Fairbanks' extensive experience with investment activities and board positions provides additional depth to the our board of directors’ analysis and evaluation of investment and acquisition opportunities and other corporate opportunities and enhances our board of directors’ leadership and corporate governance experience.
Christopher P. Papouras has been a member of our board of directors since March 2013. Mr. Papouras has been President of Canrig Drilling Technology, Ltd., a leading supplier of drilling equipment for the oil and gas drilling industry, since 1998. Prior to that, Mr. Papouras was President of Epoch Well Services, Inc., a provider of information technology services to the oil and gas industry, and Assistant to the Chairman of Nabors Industries, Inc., a land drilling contractor and subsidiary of Nabors Industries Ltd. Mr. Papouras currently serves as a director of Drillmap Inc., a private company that offers software solutions for the oil and gas industry. Mr. Papouras is active in the Young Presidents' Organization, serves as an advisory board member of Knowledge is Power Program, Houston Public Schools and serves on the board of directors and Executive Committee of the Boys & Girls Club of Greater Houston.
Mr. Papouras brings extensive industry experience as well as corporate leadership and financial and operational management experience to our board of directors.
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
Corporate Governance
Board of Directors and Director Independence
Our business and affairs are managed under the direction of our board of directors. Our amended and restated bylaws provide that our board of directors will consist of not less than five and not more than fifteen directors. During the last fiscal year, our board of directors held nine meetings. Each of the directors attended at least 75% of the combined total meetings of the full board of directors and the committees on which he or she served in the last fiscal year.
A majority of our directors are independent, non-employee directors. Our board of directors has made the affirmative determination that a majority of our directors, namely Messrs. Webster, Fogg and Papouras and Mmes. Fairbanks and Sun, are independent as such term is defined by the applicable rules and regulations of the New York Stock Exchange. Additionally, each of these directors meets the categorical standards for independence established by our board of directors (the “Era Categorical Standards”). In making such determination, our board of directors considered the fact that Mr. Webster is also a director of Hercules Offshore, Inc. ("Hercules"), a customer of the Company, and that the total amount earned by the Company from business conducted with Hercules did not exceed $0.1 million in the year ended December 31, 2013.
A copy of the Era Categorical Standards is available on our website at www.eragroupinc.com by clicking “Corporate Governance.” Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report on Form 10-K.
Committees of the Board of Directors
Our board of directors has established the following committees, each of which operates under a written charter that has been posted on our website at www.eragroupinc.com. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report on Form 10-K.
Audit Committee.
The Audit Committee met four times during the last fiscal year and is currently comprised of Ann Fairbanks, Blaine Fogg and Christopher Papouras. Mr. Papouras is the Audit Committee Chairman. Our board of directors has determined that Mr. Papouras is an "audit committee financial expert" for purposes of the rules of the SEC. In reaching this determination, our board of directors considered, among other things, the experience of Mr. Papouras as President of Canrig Drilling Technology, Ltd., in addition to other experience, as further set forth above. In addition, our board of directors determined that each of the members of the Audit Committee are independent, as defined by the rules of the NYSE, Section 10A(m)(3) of the Exchange Act and in accordance with the Era Categorical Standards. The Audit Committee is expected to meet at least quarterly.
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

•
risk management and controls, which includes assisting management with identifying and monitoring risks, developing effective strategies to mitigate risk, and incorporating procedures into its strategic decision-making (and reporting developments related thereto to our board of directors); and

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
Compensation Committee.
The Compensation Committee met four times during the last fiscal year and is currently comprised of Blaine Fogg, Yueping Sun and Steven Webster. Blaine Fogg is the Compensation Committee Chairman. Our board of directors has determined that each member of the Compensation Committee is independent, as defined by the rules of the NYSE and in accordance with the Era Categorical Standards. In addition, the members of the Compensation Committee qualify as "non-employee directors" for purposes of Rule 16b-3 under the Exchange Act and as "outside directors" for purposes of Section 162(m) of the Code.
Committee Function. The Compensation Committee, among other things:

•	reviews all of our compensation practices;

•
establishes and approves compensation for the Chief Executive Officer, the Chief Financial Officer, other executive officers, and certain officers or managers who receive an annual base salary of more than $200,000;

•	evaluates officer and director compensation plans, policies and programs;

•	reviews and approves benefit plans;

•	produces a report on executive compensation (if required) to be included in our proxy statements or other SEC filings; and

•	approves all grants of equity awards.
The Chairman sets the agenda for meetings of the Compensation Committee. The meetings are attended by the Chairman of our board of directors and the General Counsel, if requested. At each meeting, the Compensation Committee has the opportunity to meet in executive session. The Chairman of the Compensation Committee reports the Compensation Committee's actions regarding compensation of executive officers to the full board of directors. The Compensation Committee has the sole authority to retain, obtain the advice of and terminate any compensation consultants, independent legal counsel or other advisors to assist the Compensation Committee in its discharge of its duties and responsibilities, including the evaluation of director or executive officer compensation.
Nominating and Corporate Governance Committee.
The Nominating and Governance Committee did not hold any meetings during the last fiscal year and acted by written consent. The Nominating and Governance Committee is currently comprised of Ann Fairbanks, Yueping Sun and Steven Webster. Our board of directors has determined that each member of the Nominating and Governance Committee is independent, as defined by the rules of the NYSE and in accordance with the Era Categorical Standards.
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
Code of Business Conduct and Ethics
Our board of directors has adopted a set of Corporate Governance Guidelines, a Code of Business Conduct and Ethics and a Supplemental Code of Ethics. A copy of each of these documents, along with the charters of each of the committees described above, is available on our website at www.eragroupinc.com, by clicking “Corporate Governance” and is also available to stockholders in print without charge upon written request to our Investor Relations Department, 818 Town & Country Blvd. Suite 200, Houston, Texas, 77024.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires that each director and executive officer of the Company and each person owning more than 10% of our Common Stock report his or her initial ownership of our Common Stock and any subsequent changes in that ownership to the SEC. The Company is required to disclose in this Annual Report on Form 10-K any failure to file or late filings of such reports.
Based solely upon a review of copies of forms furnished to the Company or written representations from certain reporting persons that no other reports were required for such reporting persons, the Company believes that all Section 16(a) reports were filed on a timely basis with respect to the most recent fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Directors
Prior to the completion of our spin-off from SEACOR Holdings Inc. on January 31, 2013 (the "Spin-off"), we did not pay our directors for their service on our board of directors. In February 2013, we adopted a director compensation package for members of our board of directors that are not employees of ours. Our directors (other than our non-executive chairman) are entitled to an annual cash retainer of $60,000 and are also entitled to additional cash compensation of $2,000 for each meeting of our board of directors or its committees attended in person and $1,000 for each such meeting attended telephonically. Our non-executive chairman is entitled to an annual cash retainer of $220,000. In addition, the chairperson of each of our audit, compensation and nominating and governance committees are entitled to additional annual cash retainers of $20,000, $15,000 and $10,000, respectively. Directors are also eligible for equity awards under our 2012 Share Incentive Plan. We expect that annual awards to non-employee directors will be in the form of restricted stock awards with a value of $60,000 (2,930 shares of restricted stock for the grant made in March 2013) and will vest on the one year anniversary of the date of the grant. In addition, upon election to our board of directors, directors will generally receive an initial award of 4,000 shares of restricted stock that will vest over 4 years. In March 2013, upon his election to our board of directors, Oivind Lorentzen received an initial award of 1,000 shares of restricted stock vesting on the first anniversary of the date of grant in lieu of the full initial award described above. If a non-employee director’s service as a director of the Company terminates upon death, disability or change in control of the Company, any unvested restricted stock awards will become fully vested. If a non-employee director’s service as a director of the Company terminates for any other reason, the unvested restricted stock awards will be forfeited.
NON-EMPLOYEE DIRECTOR COMPENSATION TABLE
The following table shows the compensation of the Company’s non-employee directors for the year ended December 31, 2013.

Name	Fees earned or paid in cash	Stock Awards (4)	Total
	($)	($)	($)
Charles Fabrikant	224,056	141,926	365,982
Ann Fairbanks (2)(3)	66,667	141,926	208,593
Blaine Fogg (1)(3)	93,343	141,926	235,269
Oivind Lorentzen	69,833	80,486	150,319
Christopher Papouras (3)	81,304	141,926	223,230
Yueping Sun (1)(2)	67,667	141,926	209,593
Steven Webster (1)(2)	96,113	141,926	238,039
______________________________
(1)    Member of the Compensation Committee.
(2)    Member of the Nominating and Corporate Governance Committee.
(3)    Member of the Audit Committee.

(4)
On March 19, 2013, each of the non-employee directors was granted 2,930 shares of Common Stock vesting on the one year anniversary of the date of grant. In addition, on that date, each of the non-employee directors, excluding Oivind Lorentzen, was granted 4,000 shares of Common Stock upon being elected to our board of directors vesting ratably in annual, equal increments over four years. Mr. Lorentzen was granted 1,000 shares of Common Stock vesting on the one year anniversary of the date of grant. The dollar amount of stock awards set forth in this column is equal to the grant date fair value of such stock awards calculated in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718 without regard to forfeitures. Discussion of the policies and assumptions used in the calculation of grant date value are set forth in Notes 1 and 13 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

(5)    The following table shows the outstanding shares of restricted stock held by each non-employee director as of December 31, 2013.

Non-Employee Director	Outstanding Shares of Restricted Stock
Charles Fabrikant	6,930
Ann Fairbanks	6,930
Blaine Fogg	6,930
Oivind Lorentzen	3,930
Christopher Papouras	6,930
Yueping Sun	6,930
Steven Webster	6,930

Compensation of Officers
2013 Compensation
The compensation of Sten L. Gustafson, our Chief Executive Officer, and our other executive officers identified in our Summary Compensation Table, who we refer to as the “named executive officers,” generally consists of a combination of base salary, bonuses and equity-based compensation. Executive officers and all salaried employees also receive a benefits package. Our named executive officers do not have employment, severance, change-of-control or similar types of agreements with us.
Components of 2013 Compensation
Base Salary. Our named executive officers' base salary levels are determined based on the experience and skill required for executing our business strategy and overseeing operations and will be adjusted as appropriate at levels designed to be consistent with professional and market standards.
For the year ended December 31, 2013, Mr. Gustafson's base salary was $400,000, Mr. Bradshaw's base salary was $300,000, Mr. Stavley’s base salary was $150,000 and Mr. White’s base salary was $150,000. Effective January 1, 2014, the base salaries were adjusted to $500,000 for Mr. Gustafson, $335,000 for Mr. Bradshaw, $225,000 for Mr. Stavley and $225,000 for Mr. White.
Cash Bonus Compensation.  Cash bonus awards to our executive officers are discretionary and our Compensation Committee, with input from management, determines the amount and structure of cash bonuses on a case-by-case basis for each individual, which we believe is the best approach for us. We have also adopted the Era Group Inc. Management Incentive Plan (the “MIP”) to allow us to award annual bonus compensation that complies with the requirements of Section 162(m) of the Code. For a description of the MIP see “—Era Management Incentive Plan.”
In March 2014, our Compensation Committee approved cash bonus awards in respect of 2013 of $700,000 to Mr. Gustafson, $290,000 to Mr. Bradshaw, $112,500 to Mr. Stavley and $112,500 to Mr. White. Other than $40,000 of the cash award granted to Mr. Bradshaw as a salary adjustment paid in full prior to March 15, 2014, the cash bonuses are payable over three years, 60% in the year awarded (for services in the prior calendar year) and 20% in each of the next two subsequent years. Interest is paid on the deferred portion of this cash bonus compensation at the Company’s borrowing rate at the time of payment, currently LIBOR plus 210 bps or approximately 2.35% per annum.
In February 2013, our Compensation Committee awarded Mr. Gustafson a one-time cash bonus of $500,000 in lieu of a portion of the replacement restricted stock awards he was to receive as described below.
Equity Compensation.  In connection with the Spin-off, we adopted the Era Group Inc. 2012 Share Incentive Plan (the “Share Incentive Plan”). Our Compensation Committee, with input from management, determines the amount and allocation of equity awards on a case-by-case basis for each individual, which we believe is the best approach for us. We currently employee two types of equity-based awards: restricted stock and stock options. The amount of the awards and allocation is based on our Compensation Committee’s analysis and other factors, including an estimate of the value of such awards.
Restricted Stock. In December 2012, SEACOR's Compensation Committee awarded 12,000 shares and 5,000 shares of SEACOR restricted stock to Messrs. Gustafson and Bradshaw, respectively. The shares of SEACOR restricted stock awarded to Messrs. Gustafson and Bradshaw were cancelled in connection with the Spin-off and replaced with the awards discussed below. In March 2013, our Compensation Committee awarded Mr. Gustafson 75,000 shares of restricted stock and Mr. Bradshaw 40,000 shares of restricted stock in place of their SEACOR restricted stock awards and awarded each of Messrs. Stavley and White 15,000 shares of restricted stock. These shares of restricted stock vest in four equal installments on the anniversary of the grant.
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
Stock Options. In March 2013, Mr. Gustafson was granted options to purchase 100,000 shares of our Common Stock, Mr. Bradshaw was granted options to purchase 40,000 shares of our Common Stock, and each of Messrs. Stavley and White were granted options to purchase 15,000 shares of our Common Stock. These options were granted with a strike price of $20.48 per share (equal to the closing market price of our Common Stock on the NYSE on the date of grant) and vest in four equal installments on the anniversary of the grant.
In connection with the Spin-off, outstanding stock options to purchase shares of SEACOR common stock granted to employees and directors of SEACOR under SEACOR’s equity incentive plans were adjusted to reflect the difference in value of SEACOR's common stock on the “regular way” market on the day before and the effective date of the Spin-off, by changing the exercise price and number of shares of SEACOR common stock subject to the stock options. In addition, Era Group employees and directors of SEACOR that joined our board of directors and resigned from SEACOR’s board of directors after the Spin-off had their outstanding stock options to purchase shares of SEACOR common stock canceled and replaced with stock options to purchase shares of our Common Stock based on a similar formula.
Compensation Committee Interlocks and Insider Participation
None of the current members of our Compensation Committee is or was an officer or employee of the Company. During the last fiscal year, none of our executive officers served as a director or member of the compensation committee of any other entity whose executive officers serves on our board of directors or our Compensation Committee.
Summary Compensation Table
The following table sets forth compensation information for our named executive officers with respect to the fiscal years ended December 31, 2012 and December 31, 2013. Share information with respect to the fiscal year ended December 31, 2012 relates to SEACOR common stock.

	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards (2)	All Other Compensation(3)	Total
		($)	($)	($)	($)	($)	($)
Sten Gustafson(3)	2013	400,000	1,200,000	1,536,000	891,000	7,650	4,034,650
Chief Executive Officer and Director	2012	300,000	150,000	990,960	—	5,700	1,446,660
Chris Bradshaw	2013	300,000	290,000	819,200	356,400	7,650	1,773,250
Executive Vice President and Chief Financial Officer	2012	59,231	25,000	412,900	—	—	497,131
Paul White	2013	150,000	112,500	307,200	133,650	4,950	708,300
Senior Vice President, Domestic	2012	150,000	75,000	49,170	—	7,500	281,670
Stuart Stavley	2013	150,000	112,500	307,200	133,650	4,950	708,300
Senior Vice President, Fleet Management	2012	150,000	75,000	49,170	—	7,500	281,670

(1)
In general, sixty percent (60%) of the bonus is paid at the time of the award and the remaining forty percent (40%) is paid in two equal annual installments approximately one and two years after the date of the grant. Any outstanding balance is generally payable upon the death, disability, qualified retirement, termination without “cause” of the employee, or the occurrence of a “change-in-control,” however, the outstanding balance is generally forfeited if the employee is terminated with “cause” or resigns without “good reason.” Interest is paid on the deferred portion of the bonus at the Company’s borrowing rate at the time of payment, currently LIBOR plus 210 bps or approximately 2.35% per annum, and during the year ended December 31, 2013 the interest that would have accrued at the Company’s current borrowing rate on previously approved bonus amounts that have been deferred totaled $6,110, $235, $1,181 and $1,181 for Messrs. Gustafson, Bradshaw, White and Stavley, respectively. The amounts for 2013 for Mr. Gustafson include the cash bonus of $500,000 awarded to Mr. Gustafson by the Compensation Committee in February 2013 in lieu of a portion of replacement equity related to the Spin-off.

(2)
The dollar amount of restricted stock and stock options set forth in these columns reflects the aggregate grant date fair value of restricted stock and option awards made during 2013 and 2012, respectively, in accordance with the FASB ASC Topic 718 without regard to forfeitures. Discussion of the policies and assumptions used in the calculation of the grant date fair value are set forth in Notes 1 and 13 of the Notes to the Consolidated Financial Statements in Item 8 to this Annual Report on Form 10-K.

(3)
This column includes contributions to match the pre-tax effective deferral contributions (included under Salary made (i) by SEACOR under the SEACOR Savings Plan, a defined contribution plan established by SEACOR effective July 1, 1994) meeting the requirements of Section 401(k) of the Internal Revenue Code for 2012 and (ii) by the Company under the qualified 401(k) savings plan adopted in connection with the Spin-off for 2013.

Outstanding Equity Awards at Fiscal Year-end (2013)
The following table sets forth certain information with respect to outstanding equity awards at December 31, 2013, held by the named executive officers.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)(1)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units that Have Not Vested
	(#)	(#)	($)		(#)	($)
Sten Gustafson Chief Executive Officer and Director	—	100,000	20.48	3/19/2023	75,000 (2)	2,314,500 (6)
Chris Bradshaw Executive Vice President and Chief Financial Officer	—	40,000	20.48	3/19/2023	40,000 (2)	1,234,400 (6)
Stuart Stavley Senior Vice President	—	15,000	20.48	3/19/2023	15,000 (2)	462,900 (6)
					250 (3)	22,800 (7)
					200 (4)	18,240 (7)
					100 (5)	9,120 (7)
Paul White Senior Vice President	—	15,000	20.48	3/19/2023	15,000 (2)	462,900 (6)
					300 (3)	27,360 (7)
					200 (4)	18,240 (7)
					100 (5)	9,120 (7)
_________________________

(1)	Options vest incrementally at a rate of one-fourth per year.

(2)	These shares vest in equal portions on March 19, 2014, 2015, 2016 and 2017, assuming continued employment with the Company.

(3)	These shares vest on March 4, 2015.

(4)	These shares vest on March 4, 2016.

(5)	These shares vest on March 4, 2017.

(6)	These amounts equal the number of shares of restricted stock indicated multiplied by the closing price of our Common Stock on December 31, 2013, which was $30.86.

(7)	These amounts equal the number of shares of restricted stock indicated multiplied by the closing price of SEACOR's common stock on December 31, 2013, which was $91.20.

401(k) Plan
In connection with the Spin-off, we adopted a qualified 401(k) savings plan which allows executives to defer from 1% of cash compensation up to the maximum amount allowed under Internal Revenue Service guidelines. The terms of the plan permit the Company to make discretionary contributions from time to time. Participants are always vested in their own contributions to the plan and are fully vested in the Company’s contributions generally after five years of service.
Effective January 1, 2014, our plan was amended to provide for qualified non-elective Company contributions in an amount equal to 3% of each employee’s eligible pay and immediate and full vesting in the Company’s contributions.
Employment and Other Contracts and Potential Payments Upon Death, Disability, Qualified Retirement, Termination Without Cause or a Change of Control
The named executive officers do not have employment, severance or change-of-control agreements with the Company.

Except as set forth below, as of December 31, 2013, our named executive officers would not have received any payments upon a change of control of the Company.
Under the 2012 Share Incentive Plan, stock options and restricted stock are payable or vest upon the death, qualified retirement, termination without "cause" of the employee, or the occurrence of a "change in control." However, the outstanding balance is generally forfeited if the employee is terminated with "cause" or resigns without "good reason." In addition, it has been our practice to accelerate the payment of outstanding cash bonuses in similar circumstances, but we are under no contractual obligation to do so.
As of December 31, 2013, Messrs. Gustafson, Bradshaw, Stavley and White would have received $266,110, $10,235, $41,181 and $41,181, respectively, in bonus awards (including the interest paid on the deferred portion of this cash bonus compensation at the Company’s borrowing rate of LIBOR plus 210 bps or approximately 2.35% per annum through the date of payment); $2,314,500, $1,234,400, $513,060 and $517,620, respectively, in stock awards; and $1,038,000, $415,200, $155,700 and $155,700, respectively, in option awards, in each case, upon their respective death, disability, qualified retirement, termination without "cause" or "change in control" of the Company.
The bonus award amounts represent the total of all remaining annual installments of bonus payments yet to be paid as of December 31, 2013, of which $133,055, $5,118, $25,829, and $25,829, respectively, has been paid to Messrs. Gustafson, Bradshaw, Stavley and White in March 2014. The stock and option award amounts reflect the accumulated value for unvested shares and options based on the closing price of our Common Stock as of December 31, 2013, which was $30.86, with the value for unvested options based on the difference between strike prices and such closing price.
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
The MIP is administered by our Compensation Committee. The Compensation Committee has the power to select employees to participate in the MIP, determine the size of awards under the MIP and make all necessary determinations under the MIP.
Executive employees who are, or are expected to be, "covered employees" under Section 162(m) and other executive employees, selected in the sole discretion of the Compensation Committee, are eligible to participate in the MIP. A participant may be designated as being eligible to receive an incentive cash bonus with respect to an annual performance period. The maximum annual bonus payable to any participant is $6 million. Unless otherwise determined by the Compensation Committee or our board of directors, the annual performance period will begin on January 1 of each calendar year and end on December 31 of that calendar year. Within 90 days after the beginning of each performance period, the Compensation Committee will establish specific performance goals for such annual performance period.
The performance goals are specific targets and objectives established by our Compensation Committee. These performance goals are primarily based on the earnings before interest, taxes, depreciation, amortization and non-cash items of the Company, or any business or division thereof, but may also be based on one or more specified objective performance measures. Performance goals may also be based on comparisons to the performance of other companies or an index covering multiple companies, measured by one or more of the foregoing performance measures.

As soon as reasonably practical following the completion of each annual performance period, our Compensation Committee will confirm which of the applicable performance goals, if any, have been achieved and the amount of bonuses payable as a result. The evaluation of performance measures against the performance goals may (A) be adjusted consistent with exclusions or adjustments provided for in our financing agreements, or (B) exclude or adjust for the impact of certain events or occurrences that were not budgeted or planned for in setting the goals, including but not limited to changes in accounting standards or tax laws and the effects of non-operational or extraordinary items as defined by generally accepted accounting principles. Our Compensation Committee may not increase any annual bonus payable. Our Compensation Committee may, however, reduce or eliminate any annual bonus payable; provided, however, such action will not result in any increase in the amount of any annual bonus payable to any other MIP participant.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table provides information with respect to the beneficial ownership of our Common Stock as of February 28, 2014 by:

•	each of our stockholders known to be the beneficial owner of more than 5% of our outstanding shares of Common Stock;

•	each director named in the summary compensation table;

•	each officer named in the summary compensation table; and

•	all of our current directors and executive officers as a group.
As of February 28, 2014, there were 20,183,893 shares of our Common Stock outstanding.
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

Name	Amount and Nature of Beneficial Ownership	Percentage of Class
Directors and Named Executive Officers:
Charles Fabrikant(1)	881,518	4.37%
Christopher S. Bradshaw(2)	50,000	*
Shannon Fairbanks(3)	8,805	*
Blaine Fogg(4)	43,140	*
Sten L. Gustafson(5)	101,626	*
Oivind Lorentzen(6)	162,180	*
Christopher P. Papouras(3)	6,930	*
Stuart Stavley (7)	20,714	*
Yueping Sun(3)	6,930	*
Steven Webster(8)	124,705	*
Paul White (9)	19,156	*
All current directors and executive officers as a group (13 individuals) (10)	1,448,866	7.18%
Principal Stockholders:
BlackRock Inc.(11) 40 East 52nd Street New York, NY 10022	1,798,026	8.91%
Dimensional Fund Advisors LP(12) Palisades Wes, Building One 6300 Bee Cave Road Austin, TX 78476	1,328,760	6.58%
Keeley Asset Management Corp.(13) 111 West Jackson, Suite 810 Chicago, IL 60604	1,168,837	5.79%
Royce & Associates(14) 745 Fifth Avenue New York, NY 10151	1,011,420	5.01%
Wellington Management Company, LLP(15) 280 Congress Street Boston, MA 02110	2,381,701	11.80%

__________

(1)
Includes 459,874 shares of our Common Stock that Mr. Fabrikant may be deemed to own through his interest in, and control of (i) Fabrikant International Corporation, of which he is President, the record owner of 338,529 shares of our Common Stock; (ii) VSS Holding Corporation, of which he is President and sole stockholder, the record owner of 24,236 shares of our Common Stock; (iii) the Article Seven Trust, of which he is a trustee, the record owner of 1,434 shares of our Common Stock; (iv) the Charles Fabrikant 1974 Trust, of which he is a trustee, the record owner of 1,540 shares of our Common Stock; (v) the Jane Strasser 1974 Trust, of which he is a trustee, the record owner of 1,540 shares of our Common Stock; (vi) the Sara J. Fabrikant 2012 GST Exempt Trust, of which he is a trustee, the record owner of 12,000 shares of our Common Stock; (vii) the Estate of Elaine Fabrikant, over which he is the executor, the record owner of 18,995 shares of our Common Stock; (vii) the Charles Fabrikant 2012 GST Exempt Trust, of which his wife is a trustee, the record holder of 60,000 shares of our Common Stock; (x) the Harlan Saroken 2009 Family Trust, of which his wife is a trustee, the record holder of 800 shares of our Common Stock; and (xi) the Eric Fabrikant 2009 Family Trust, of which his wife is a trustee, the record owner of 800 shares of our Common Stock. Also includes 6,930 shares of restricted stock over which Mr. Fabrikant exercises sole voting power.

(2)
Represents 40,000 shares of restricted stock over which Mr. Bradshaw exercises sole voting power and includes options to purchase 10,000 shares of our Common Stock that have vested or will vest within 60 days of February 28, 2014.

(3)	Includes 6,930 shares of restricted stock over which the named person exercises voting power.

(4)
Represents 6,930 shares of restricted stock over which Mr. Fogg exercises sole voting power and includes options to purchase 33,460 shares of our Common Stock that have vested or will vest within 60 days of February 28, 2014.

(5)
Includes 600 shares of our Common Stock that are held by Mr. Gustafson’s wife. Also includes 75,000 shares of restricted stock over which Mr. Gustafson exercises sole voting power and options to purchase 25,000 shares of our Common Stock that have vested or will vest within 60 days of February 28, 2014.

(6)
Includes 32,500 shares that Mr. Lorentzen may be deemed to own through various trusts held for his children. Also includes 3,930 shares of restricted stock over which Mr. Lorentzen exercises sole voting power.

(7)
Represents 15,000 shares of restricted stock over which Mr. Stavley exercises sole voting power and includes options to purchase 3,750 shares of our Common Stock that have vested or will vest within 60 days of February 28, 2014.

(8)
Represents 6,930 shares of restricted stock over which Mr. Webster exercises sole voting power and includes options to purchase 93,688 shares of our Common Stock that have vested or will vest within 60 days of February 28, 2014.

(9)
Represents 15,000 shares of restricted stock over which Mr. White exercises sole voting power and includes options to purchase 3,750 shares of our Common Stock that have vested or will vest within 60 days of February 28, 2014.

(10)
Includes Mmes. Whalen, Fairbanks, Shah and Sun and Messrs. Fabrikant, Gustafson, Bradshaw, Lorentzen, Fogg, Webster, Stavley, Papouras and White. The address for each such individual is c/o Era Group Inc., 818 Town & Country Blvd., Suite 200, Houston, Texas, 77024.

(11)
According to a Schedule 13G filed on January 29, 2014, by BlackRock Inc. (“BlackRock”), BlackRock has sole dispositive power and sole voting power with respect to 1,706,488 shares of our Common Stock. BlackRock serves as a parent holding company, and, for purposes of the reporting requirements of the Exchange Act, may be deemed to beneficially own 1,798,026 shares of our Common Stock. Various persons have the right to receive, or the power to direct, the receipt of dividends from, or the proceeds from the sale of, such shares of our Common Stock. No one person’s interest in such shares of our Common Stock is more than 5% of our total Common Stock outstanding.

(12)
According to a Schedule 13G filed on February 10, 2014, by Dimensional Fund Advisors LP (“Dimensional”), Dimensional has sole voting power with respect to 1,292,642 shares of our Common Stock and sole dispositive power with respect to 1,328,760 shares of our Common Stock. Dimensional furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (collectively, the “Funds”). In certain cases, subsidiaries of Dimensional may act as advisor or sub-advisor to certain Funds. In its role as investment advisor, sub-advisor and/or manager, neither Dimensional nor its subsidiaries possess voting and/or investment power over the shares of our Common Stock owned by the Funds and may be deemed to be the beneficial owner of the shares of our Common Stock. However, all of our Common Stock reported herein is owned by the Funds and Dimensional disclaims beneficial ownership of all such securities. Various funds have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the securities held in their respective accounts. No one such Fund’s interest in such shares of our Common Stock is more than 5% of our total Common Stock outstanding.

(13)
According to a Schedule 13G filed on February 7, 2014, by The Keeley Asset Management Corp. (“Keeley”) and Keeley Small Cap Value Fund (“KSCVF”), Keeley and KSCVF share the same beneficial ownership the sole voting power with respect to 1,168,837 shares of our Common Stock, sole dispositive power with respect to 1,168,837 shares of our Common Stock. Various persons have the right to receive, or the power to direct, the receipt of dividends from, or the proceeds from the sale of, such shares of our Common Stock. No one person’s interest in such shares of our Common Stock is more than 5% of the total Common Stock outstanding.

(14)
According to a Schedule 13G filed on January 9, 2014, by Royce & Associates LLC ("Royce"), Royce has sole dispositive and sole voting power over 1,011,420 shares of Common Stock. Royce serves as an investment adviser, and for purposes of the reporting requirements of the Exchange Act may be deemed to beneficially own 1,011,420 shares of our Common Stock.

(15)
According to a Schedule 13G amendment filed on February 14, 2014, by Wellington Management Company, LLP (“Wellington”), Wellington has shared voting power with respect to 1,968,129 shares of our Common Stock and shared dispositive power with respect to 2,381,701 shares of our Common Stock. Wellington serves as an investment advisor and for purposes of the reporting requirements of the Exchange Act may be deemed to beneficially own 2,381,701 shares of our Common Stock. Various persons have the right to receive, or the power to direct, the receipt of dividends from, or the proceeds from the sale of, such shares of our Common Stock. No one person’s interest in such shares of our Common Stock is more than 5% of our total Common Stock outstanding.

Equity Compensation Plan Information
In 2013, we adopted the 2012 Share Incentive Plan and the 2013 Employee Stock Purchase Plan. The following table sets forth information as of December 31, 2013 regarding shares of our Common Stock to be issued upon exercise and the weighted-average exercise price of all outstanding options, warrants and rights granted under the 2012 Share Incentive Plan as well as the number of shares available for issuance under the 2012 Share Incentive Plan and the 2013 Employee Stock Purchase Plan. No equity compensation plans have been adopted without the approval of the Company’s stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	328,040	19.05	3,664,998 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	328,040	19.05	3,664,998
_________________________
(1)    Consists of the 2012 Share Incentive Plan and the 2013 Employee Stock Purchase Plan.

(2)
As of December 31, 2013, the plans with securities remaining available for future issuance consisted of the 2012 Share Incentive Plan and the 2013 Employee Stock Purchase Plan. As of December 31, 2013, 3,364,998 shares of our Common Stock remained available for issuance under the 2012 Share Incentive Plan with respect to awards (other than outstanding awards) and could be issued in the form of stock options, stock appreciation rights, stock awards and stock units, and 300,000 shares of our Common Stock remained available for issuance under the 2013 Employee Stock Purchase Plan. On February 28, 2014, an aggregate of 24,492 shares of our Common Stock were issued under the 2013 Employee Stock Purchase Plan in respect of the six month offering period ending on such date, such that 275,508 shares of our Common Stock remained available for issuance under the 2013 Employee Stock Purchase Plan thereafter.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transactions
Set forth below is a description of certain relationships and related person transactions between us or our subsidiaries and our directors, executive officers and holders of more than 5% of our voting securities during the fiscal year ended December 31, 2013.
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
This summary does not purport to be complete and may not contain all of the information about these agreements that is important to you. These summaries are subject to, and qualified in their entirety by reference to, the agreements described below, each of which were included as an exhibit to this Annual Report on Form 10-K. You are encouraged to read each of these agreements carefully and in their entirety, as they are the primary legal documents governing the relationship between SEACOR and Era Group.
Distribution Agreement
We entered into the Distribution Agreement with SEACOR in connection with the Spin-off. The Distribution Agreement sets forth the agreements between us and SEACOR regarding the principal transactions that were necessary to separate us from SEACOR. It also sets forth other agreements that govern certain aspects of our relationship with SEACOR following the Spin-off.
Except for matters covered by the Distribution Agreement, the Transition Services Agreement, the Tax Matters Agreement, the Employee Matters Agreement and the other arms-length transactions entered into in the ordinary course of business, any and all agreements, arrangements, commitments and understandings, between us and our subsidiaries and other affiliates, on the one hand, and SEACOR and its subsidiaries and other affiliates (other than us and our affiliates), on the other hand, terminated as of January 31, 2013, the date of the Spin-off (referred to as the "distribution date").

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
Amended and Restated Transition Services Agreement
Prior to the Spin-off, SEACOR provided us with a number of support services, including payroll processing, information systems support, cash disbursement support, cash receipt processing and treasury management pursuant to the terms of a transition services agreement. Prior to the Spin-off, we and SEACOR entered into an Amended and Restated Transition Services Agreement, pursuant to which SEACOR will continue to provide us with these services on an interim basis to help ensure an orderly transition following the Spin-off. SEACOR has no obligation to provide additional services.
Under the Amended and Restated Transition Services Agreement, SEACOR provides us with the services described above in a manner historically provided to us by SEACOR during the 12 months prior to the date of the agreement, and we will use such services for substantially the same purposes and substantially the same manner as we used them during such 12 month period.
Amounts payable for services provided under the Amended and Restated Transition Services Agreement are calculated on a fixed-fee basis, with the Amended and Restated Transition Services Agreement specifying fixed fees for each category of services described therein. As we transition the functions covered by the Amended and Restated Transition Services Agreement to us over the two year term of the agreement, the amount paid to SEACOR will be reduced by the fee related to that respective support function. Initially, we expected to pay SEACOR an aggregate annualized fee of $3.4 million for the services provided under the Amended and Restated Transition Services Agreement. In fiscal year 2013, we paid SEACOR $3.1 million for the services provided under the Amended and Restated Transition Services Agreement. In fiscal year 2014, we expect to pay SEACOR approximately $3.0 million for the services provided under the Amended and Restated Transition Services Agreement.
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
Specific provisions of the Employee Matters Agreement include the following:

•
401(k) Plan. In connection with the Spin-off, our employees ceased participating in the SEACOR 401(k) Plan, and we established a replacement 401(k) plan for the benefit of our employees with substantially similar terms and conditions as the SEACOR 401(k) Plan. Account balances of our employees were transferred from the SEACOR 401(k) Plan to the Era Group 401(k) Plan in connection with the Spin-off.

•
Health and Welfare Plans. In connection with the Spin-off, our employees ceased participating in the SEACOR health and welfare plans, and we established health and welfare plans that closely resemble the SEACOR health and welfare plans for the benefit of our employees.

•
Employee Equity Plans. Prior to the Spin-off, our employees participated in the SEACOR Employee Share Purchase Plan (the "ESPP"). Pursuant to the terms of the ESPP, upon the effective date of the Spin-off, our employees ceased participating in the ESPP and were repaid any contributions to the ESPP that were been used to purchase shares of SEACOR common stock. In connection with the Spin-off, we established a replacement employee stock purchase plan for our employees to purchase shares of our Common Stock.

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
As a subsidiary of SEACOR, we benefited from opportunities to cross-market our aviation services to SEACOR's customers that required aviation support for their offshore oil and gas activities and opportunities to utilize our helicopters in support of emergency responses. During 2013, the Company provided less than $0.1 million of aviation services to SEACOR under flight charter arrangements.
Other Transactions with SEACOR
As part of a consolidated group prior to the Spin-off, certain of our costs and expenses were incurred by SEACOR and charged to us. These costs and expenses are included in both operating expenses and administrative and general expenses in the accompanying consolidated statements of operations and are summarized as follows for the year ended December 31, 2013 (in thousands):

Payroll costs for SEACOR personnel assigned to us and participation in SEACOR employee benefit plans, defined contribution plan and share award plans	$5
Shared services allocation for administrative support	299
Shared services under the Amended and Restated Transition Services Agreement	3,063
$3,367

•	Actual payroll costs of SEACOR personnel assigned to us were charged to us.

•
SEACOR also provides certain administrative support services to us under a shared services arrangement, including payroll processing, information systems support, cash disbursement support, cash receipt processing, and treasury management.

SEACOR also incurred various corporate costs in connection with providing certain corporate services, including, but not limited to, executive oversight, risk management, legal, accounting and tax, and charges quarterly management fees to its operating segments in order to fund its corporate overhead to cover such costs. Total management fees charged by SEACOR to its operating segments included actual corporate costs incurred plus a mark-up and are generally allocated within the consolidated group using income-based performance metrics reported by an operating segment in relation to SEACOR's other operating segments. On December 30, 2011, we and SEACOR entered into an agreement for SEACOR to provide these services at a fixed rate of $2.0 million per annum beginning January 1, 2012 and remained in effect through the date of the Spin-off. Costs we incurred for management fees from SEACOR are reported as SEACOR management fees in our consolidated statements of operations.
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

The Related Person Transactions Policy provides that Transactions must be approved or ratified by the board of directors. The board of directors has delegated to the Audit Committee the review and, when appropriate, the approval or ratification of Transactions. Upon the presentation of a proposed Transaction, the Related Person will be excused from participation and voting on the matter. In approving, ratifying or rejecting a Transaction, the Audit Committee will consider such information as it deems important to conclude if the transaction is fair and reasonable to us.
Whether a Related Person's interest in a Transaction is material will depend on all facts and circumstances, including whether a reasonable investor would consider the Related Person's interest in the Transaction important, together with all other available information, in deciding whether to buy, sell or hold our securities. In administering this Related Person Transaction Policy, the board of directors or the relevant committee will be entitled (but not required) to rely upon such determinations of materiality by our management.
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

v.
a transaction where the rates or charges involved are determined by competitive bids or involving the rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or governmental authority; and

vi.	a transaction involving services as a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar services.
Director Independence
Our board of directors has made the affirmative determination that a majority of the Company's directors, namely Messrs. Webster, Fogg and Papouras and Mmes. Fairbanks and Sun, are independent as such term is defined by the applicable rules and regulations of the New York Stock Exchange. Additionally, each of these directors meets the categorical standards for independence established by our board of directors. A copy of our Corporate Governance Policy is available on our website at www.eragroupinc.com. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees for professional services provided by Ernst & Young for the years ended December 31 were as follows:

Fees	2013	2012
Audit Fees	$739,753	$435,250
Audit-Related Fees	—	4,900
Tax Fees	31,493	92,982
All Other Fees	—	—
Total	$771,246	$533,132
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
The Audit Committee has determined that the provision of the services described above is compatible with maintaining the independence of Ernst & Young LLP. All of the services described in the foregoing table were approved by our Audit Committee with respect to the year ended December 31, 2013 and by SEACOR's Audit Committee with respect to the year ended December 31, 2012, in each case, in a manner consistent with that committee's policies and pre-approval process.
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
1.    Financial Statements
The consolidated financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements of this Annual Report on Form 10-K.
2.    Financial Statement Schedules
All financial statement schedules have been omitted here because they are not applicable, not required, or the information is shown in the consolidated financial statements or notes thereto.
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
Form of Common Stock Certificate of Era Group Inc. (incorporated herein by reference to Exhibit 4.1 of the Company's Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on January 15, 2013, as amended (File No. 001-35701)).

4.2	*
Registration Rights Agreement, dated as of December 7, 2012, among Era Group Inc., the guarantors named therein and Deutsche Bank Securities Inc., on behalf of itself and the other initial purchasers named therein (incorporated herein by reference to Exhibit 4.1 to SEACOR Holding Inc.’s current report on Form 8-K filed with the SEC on December 7, 2012 (File No. 333-175942)).

4.3	*
Indenture, dated as of December 7, 2012, among Era Group Inc., the guarantors named therein and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.3 of the Company's Amendment No. 1 to Registration Statement on Form 10 filed with the SEC on January 15, 2013, as amended (File No. 001-35701)).

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

10.7	* +
Form of Performance-Based Restricted Stock Grant Agreement pursuant to the Era Group Inc. 2012 Share Incentive Plan. (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2013 (File No. 001-35701)).

10.8	+	Form of Non-Employee Director Restricted Stock Award Agreement pursuant to the Era Group Inc. 2012 Share Incentive Plan.
10.9	*
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

10.12	+
Era Group Inc. Management Incentive Plan (incorporated herein by reference to Exhibit 10.11 of the Company's Amendment No. 1 to Registration Statement on Form 10 filed with the SEC on December 18, 2012, as amended (File No. 001-35701)).

10.13	+
Era Group Inc. 2013 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed with the Commission on March 8, 2013(File No. 333-187166))

10.14	*
Series B Exchange Agreement, dated December 18, 2012, between SEACOR Holdings Inc. and Era Group Inc. (incorporated herein by reference to Exhibit 10.12 of the Company's Amendment No. 3 to Registration Statement on Form 10 filed with the SEC on January 14, 2013, as amended (File No. 001-35701)).

10.15	*
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
Date: March 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ Sten L. Gustafson	Chief Executive Officer and Director	March 21, 2014
Sten L. Gustafson	(Principal Executive Officer)

/s/ Christopher S. Bradshaw	Executive Vice President and Chief Financial	March 21, 2014
Christopher S. Bradshaw	Officer (Principal Financial Officer)

/s/ Jennifer Whalen	Vice President and Chief Accounting Officer	March 21, 2014
Jennifer Whalen	(Principal Accounting Officer)

/s/ Charles Fabrikant	Chairman of the Board and Director	March 21, 2014
Charles Fabrikant

/s/ Oivind Lorentzen	Director	March 21, 2014
Oivind Lorentzen

/s/ Blaine V. Fogg	Director	March 21, 2014
Blaine V. Fogg

/s/ Steven Webster	Director	March 21, 2014
Steven Webster

/s/ Ann Fairbanks	Director	March 21, 2014
Ann Fairbanks

/s/ Christopher P. Papouras	Director	March 21, 2014
Christopher P. Papouras

/s/ Yueping Sun	Director	March 21, 2014
Yueping Sun

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Era Group Inc.
We have audited the accompanying consolidated balance sheets of Era Group Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Dart Holding Company Ltd., a corporation in which the Company has a 50% interest, which statements reflect total revenues of $18,999,000 for the five months ended December 31, 2011. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Dart Holding Company Ltd., is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Era Group Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Houston, Texas
March 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FOR DART HOLDING COMPANY LTD.

To the Shareholders of Dart Holding Company Ltd.
We have audited the Dart Holding Company Ltd.’s consolidated statements of income, comprehensive income and retained earnings, and cash flows for the period from August 1, 2011 to December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Dart Holding Company Ltd.’s operations and its cash flows for the period from August 1, 2011 to December 31, 2011 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Calgary, Canada
March 7, 2012

ERA GROUP INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$31,335	$11,505
Receivables:
Trade, net of allowance for doubtful accounts of $3,101 and $2,668 in 2013 and 2012, respectively	38,137	48,810
Other, net of allowance for doubtful accounts of $437 and $nil in 2013 and 2012, respectively	4,374	4,430
Inventories, net	26,853	26,650
Prepaid expenses and other	2,167	1,803
Deferred income taxes	2,347	3,642
Total current assets	105,213	96,840
Property and Equipment:
Helicopters	864,900	897,611
Construction in progress	85,289	22,644
Machinery, equipment and spares	75,170	72,161
Buildings and leasehold improvements	29,138	25,451
Furniture, fixtures, vehicles and other	12,461	12,409
	1,066,958	1,030,276
Accumulated depreciation	(263,306)	(242,471)
	803,652	787,805
Investments, at Equity, and Advances to 50% or Less Owned Companies	34,986	34,696
Goodwill	352	352
Other Assets	14,380	17,871
Total Assets	$958,583	$937,564
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$13,293	$15,703
Accrued wages and benefits	8,792	4,576
Accrued interest	772	1,401
Accrued income taxes	613	—
Derivatives	621	1,025
Current portion of long-term debt	2,787	2,787
Other current liabilities	3,267	4,207
Total current liabilities	30,145	29,699
Long-Term Debt	279,391	276,948
Deferred Income Taxes, Net	209,574	203,536
Deferred Gains and Other Liabilities	3,412	7,864
Total liabilities	522,522	518,047
Series A Preferred Stock, at redemption value; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding in 2013; 1,400,000 shares issued and outstanding in 2012	—	144,232
Equity:
Era Group Inc. Stockholders' Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,189,895 outstanding in 2013 (exclusive of 4,350 treasury shares); none issued and outstanding in 2012	202	—
Class B common stock, $0.01 par value, 60,000,000 shares authorized; none issued and outstanding in 2013; 24,500,000 issued and outstanding in 2012	—	245
Additional paid-in capital	421,310	278,838
Retained earnings (accumulated deficit)	14,680	(4,025)
Treasury shares, at cost (4,350 and nil in 2013 and 2012, respectively)	(113)	—
Accumulated other comprehensive income, net of tax	176	20
	436,255	275,078
Noncontrolling interest in subsidiary	(194)	207
Total equity	436,061	275,285
Total Liabilities and Stockholders’ Equity	$958,583	$937,564

The accompanying notes are an integral part of these consolidated financial statements.

ERA GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	For the years ended December 31,
	2013	2012	2011
Operating Revenues	$298,959	$272,921	$258,148
Costs and Expenses:
Operating	186,612	167,195	162,707
Administrative and general	38,924	34,785	31,893
Depreciation	45,561	42,502	42,612
	271,097	244,482	237,212
Gains on Asset Dispositions and Impairments, Net	18,301	3,612	15,172
Operating Income	46,163	32,051	36,108
Other Income (Expense):
Interest income	591	910	738
Interest expense	(18,050)	(10,648)	(1,376)
Interest expense on advances from SEACOR	—	—	(23,410)
SEACOR management fees	(168)	(2,000)	(8,799)
Derivative losses, net	(104)	(490)	(1,326)
Foreign currency gains, net	698	720	516
Other, net	19	30	9
	(17,014)	(11,478)	(33,648)
Income Before Income Tax Expense (Benefit) and Equity in Earnings (Losses) of 50% or Less Owned Companies	29,149	20,573	2,460
Income Tax Expense (Benefit):
Current	4,591	(51,213)	(17,905)
Deferred	7,136	58,511	18,339
	11,727	7,298	434
Income (Loss) Before Equity in Earnings (Losses) of 50% or Less Owned Companies	17,422	13,275	2,026
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	882	(5,528)	82
Net Income	18,304	7,747	2,108
Net Loss Attributable to Noncontrolling Interest in Subsidiary	401	40	—
Net Income Attributable to Era Group Inc.	18,705	7,787	2,108
Accretion of Redemption Value on Series A Preferred Stock	721	8,469	210
Net Income (Loss) Attributable to Common Shares	$17,984	$(682)	$1,898

Earnings (Loss) Per Common Share:
Basic and Diluted Earnings (Loss) Per Common Share	$0.88	$(0.03)	$0.18
Weighted Average Common Shares Outstanding	20,489,200	24,500,000	10,270,444

The accompanying notes are an integral part of these consolidated financial statements.

ERA GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2013	2012	2011
Net Income	$18,304	$7,747	$2,108
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	240	944	(802)
Income tax (expense) benefit	(84)	(331)	281
	156	613	(521)
Comprehensive Income	18,460	8,360	1,587
Comprehensive Loss Attributable to Noncontrolling Interest in Subsidiary	401	40	—
Comprehensive Income Attributable to Era Group Inc.	$18,861	$8,400	$1,587

The accompanying notes are an integral part of these consolidated financial statements.

ERA GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

			Era Group Inc. Stockholder Equity
	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Class B Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Shares Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Non - controlling Interest in Subsidiary	Total Equity
Year Ended December 31, 2010	$—	$—	$1	$—	$177,584	$(13,920)	$—	$(72)	$—	$163,593
Non-cash distribution to SEACOR	—	—	—	—	(69,823)	—	—	—	—	(69,823)
Non-cash contribution from SEACOR	—	—	—	—	180,000	—	—	—	—	180,000
Share exchange (see note 10)	—	—	244	—	(244)	—	—	—	—	—
Issuance of Series A Preferred Stock	140,000	—	—	—	—	—	—	—	—	—
Accretion of redemption value on Series A Preferred Stock	210	—	—	—	(210)	—	—	—	—	(210)
Net Income	—	—	—	—	—	2,108	—	—	—	2,108
Currency translation adjustments, net of tax	—	—	—	—	—	—	—	(521)	—	(521)
Year Ended December 31, 2011	140,210	—	245	—	287,307	(11,812)	—	(593)	—	275,147
Issuance of Series B Preferred Stock	—	100,000	—	—	—	—	—	—	—	—
Accretion of redemption value on Series A Preferred Stock	8,469	—	—	—	(8,469)	—	—	—	—	(8,469)
Preferred stock dividend	(4,447)	—	—	—	—	—	—	—	—	—
Redemption of Series B Preferred Stock	—	(100,000)	—	—	—	—	—	—	—	—
Acquisition of subsidiary with a noncontrolling interest	—	—	—	—	—	—	—	—	247	247
Net Income	—	—	—	—	—	7,787	—	—	(40)	7,747
Currency translation adjustments, net of tax	—	—	—	—	—	—	—	613	—	613
Year Ended December 31, 2012	144,232	—	245	—	278,838	(4,025)	—	20	207	275,285
Accretion of redemption value on Series A Preferred Stock	721	—	—	—	(721)	—	—	—	—	(721)
Preferred stock dividend	(4,953)	—	—	—	—	—	—	—	—	—
Recapitalization of Era Group by SEACOR	(140,000)	—	(245)	199	140,046	—	—	—	—	140,000
Issuance of Era Group stock options in settlement of SEACOR stock options	—	—	—	—	706	—	—	—	—	706
Issuance of common stock:
Restricted stock grants	—	—	—	3	(3)	—	—	—	—	—
Proceeds and tax benefits from share award plans	—	—	—	—	527	—	—	—	—	527
Share-based compensation	—	—	—	—	1,815	—	—	—	—	1,815
Cancellation of restricted stock	—	—	—	—	102	—	(113)	—	—	(11)
Net income (loss)	—	—	—	—	—	18,705	—	—	(401)	18,304
Currency translation adjustments, net of tax	—	—	—	—	—	—	—	156	—	156
December 31, 2013	$—	$—	$—	$202	$421,310	$14,680	$(113)	$176	$(194)	$436,061

The accompanying notes are an integral part of these consolidated financial statements

ERA GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$18,304	$7,747	$2,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45,561	42,502	42,612
Amortization of deferred financing costs	610	1,663	25
Shared-based compensation	1,815	—	—
Debt discount amortization	231	15	—
Bad debt expense, net	885	2,798	20
Gains on asset dispositions and impairments, net	(18,301)	(3,612)	(15,172)
Derivative losses, net	104	490	1,326
Cash settlements on derivative transactions, net	(478)	(419)	—
Foreign currency gains, net	(698)	(720)	(516)
Deferred income tax expense	7,136	58,511	18,339
Non-cash settlement of current tax benefit (see Note 10)	—	(50,000)	—
Equity in (earnings) losses of 50% or less owned companies, net of tax	(882)	5,528	(82)
Dividends received from 50% or less owned companies	—	(16)	1,236
Changes in operating assets and liabilities:
Decrease (increase) in receivables	9,668	320	(9,311)
Increase (decrease) in prepaid expenses and other assets	1,250	(2,153)	(5,967)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(834)	(48,739)	6,312
Net cash provided by operating activities	64,371	13,915	40,930
Cash Flows from Investing Activities:
Purchases of property and equipment	(110,105)	(112,986)	(158,929)
Proceeds from disposition of property and equipment	65,151	5,188	26,043
Cash settlements on derivative transactions, net	—	—	6,109
Investments in and advances to 50% or less owned companies	—	(10,627)	(21,840)
Principal payments on notes due from equity investees	863	2,574	—
Principal payments (advances) on third party notes receivable, net	632	1,086	(472)
Net cash used in investing activities	(43,459)	(114,765)	(149,089)
Cash Flows from Financing Activities:
Payments to SEACOR, net	—	—	(63,166)
Proceeds from issuance of long-term debt	55,000	284,622	252,000
Long-term debt issuance costs	—	(4,754)	(3,050)
Payments on long-term debt	(52,788)	(292,787)	(2,690)
Issuance of Series B preferred stock	—	100,000	—
Settlement of Series B preferred stock	—	(50,000)	—
Dividends paid on Series A preferred stock	(4,953)	(4,447)	—
Proceeds and tax benefits from share award plans	527	—	—
Proceeds from SEACOR on the settlement of stock options	706	—	—
Net cash (used in) provided by financing activities	(1,508)	32,634	183,094
Effects of Exchange Rate Changes on Cash and Cash Equivalents	426	599	489
Net Increase (Decrease) in Cash and Cash Equivalents	19,830	(67,617)	75,424
Cash and Cash Equivalents, Beginning of Year	11,505	79,122	3,698
Cash and Cash Equivalents, End of Year	$31,335	$11,505	$79,122

The accompanying notes are an integral part of these consolidated financial statements.

ERA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES
Nature of Operations. Era Group Inc. (“Era Group”) and its subsidiaries (collectively referred to as the “Company”) is one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the United States, which is its primary area of operation. The Company is primarily engaged in transportation services to the offshore oil and gas exploration, development and production industry. Its major customers are major integrated and independent oil and gas companies and U.S. government agencies. In addition to serving the oil and gas industry, the Company provides air medical services, firefighting support, flightseeing tours in Alaska, and emergency search and rescue services. The Company operates a fixed base operation (“FBO”) at Ted Stevens Anchorage International Airport and a Federal Aviation Administration (“FAA”) approved maintenance repair station in Lake Charles, Louisiana. The Company has an interest in Dart Holding Company Ltd., a sales and manufacturing organization based in Canada that engineers, manufactures and distributes after-market helicopter parts and accessories, and has an interest in a training center based in Lake Charles, Louisiana that provides instruction, flight simulator and other training service.
Prior to January 31, 2013, the Company was wholly owned by SEACOR Holdings Inc. (along with its other majority-owned subsidiaries being collectively referred to as “SEACOR”) and represented SEACOR’s aviation services business segment. On January 31, 2013, SEACOR recapitalized the Company through the exchange of all of its Class B common stock and its $140.0 million of Series A preferred stock for 19,883,583 shares of newly-issued Era Group common stock, par value $0.01 per share (the “Recapitalization”).  Following the Recapitalization, the Company had only one class of common stock issued and outstanding and no preferred stock outstanding. On January 31, 2013, SEACOR then completed a spin-off by means of a dividend to SEACOR’s stockholders of all of the Company’s issued and outstanding common stock (the “Spin-off”). The Company filed a Registration Statement on Form 10 with the Securities and Exchange Commission (“SEC”) that was declared effective on January 15, 2013. Prior to the Spin-off, SEACOR and the Company entered into a distribution agreement and several other agreements that govern the post-Spin-off relationship. Era Group is now an independent company with its common stock listed on the New York Stock Exchange under the symbol “ERA.”
Basis of Consolidation. The consolidated financial statements include the accounts of Era Group Inc., its wholly-owned subsidiaries and entities that meet the criteria of Variable Interest Entities ("VIEs") of which the Company is the primary beneficiary. All significant inter-company accounts and transactions are eliminated in consolidation.
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
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include those related to allowance for doubtful accounts, useful lives of property and equipment, impairments, inventories, income tax provisions and certain accrued liabilities. Actual results could differ from those estimates and those differences may be material.
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

	2013	2012	2011
Balance at beginning of period	$8,953	$123	$216
Revenues deferred during period	37,936	25,908	266
Revenues recognized during period	(22,646)	(17,078)	(359)
Balance at end of period	$24,243	$8,953	$123

As of December 31, 2013 and 2012, deferred revenues included $21.0 million and $7.0 million, respectively, related to dry-lease revenues for certain helicopters leased by the Company to Aeróleo Taxi Aero S/A (“Aeróleo”), its Brazilian joint venture (see Note 5). The deferral originated from difficulties experienced by Aeróleo following one of its customer’s cancellation of certain contracts for a number of AW139 helicopters under dry-lease from the Company, and the deferral continues as a result of financial difficulties at Aeróleo. The Company will recognize revenues as cash is received or earlier should future collectability become reasonably assured. The accounts receivable balances related to the deferred revenue are netted for presentation. All costs and expenses related to these dry-leases were recognized as incurred.
As of December 31, 2013 and 2012, deferred revenues also included $3.2 million and $1.9 million, respectively, related to dry-lease revenues for certain helicopters leased by the Company to one of its customers in India. The deferral resulted from the customer having its operating certificate revoked for a period of time and therefore being unable to operate. The certificate has since been reinstated but uncertainty still remains regarding the collectability of the dry-lease revenues. The Company will recognize revenues as cash is received or earlier should future collectability become reasonably assured. The accounts receivable balances related to the deferred revenue are netted for presentation. All costs and expenses related to these dry-leases were recognized as incurred.
The Company charters the majority of its helicopters through master service agreements, subscription agreements, day-to-day charter arrangements and dry-leases. Master service agreements and subscription agreements typically require a fixed monthly fee plus incremental payments based on hours flown. These agreements have fixed terms ranging from one month to five years and generally may be canceled by providing 30 days’ notice. Day-to-day charter arrangements call for either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate with a minimum number of hours to be charged daily. Dry-leases require a fixed monthly fee for the customer’s right to use the helicopter and, where applicable, a charge based on hours flown as compensation for any maintenance, parts, and/or personnel support that the Company may provide to the customer. Dry-leases generally run from two to five years with no early cancellation provisions. Air medical services are provided under contracts with hospitals that typically include a fixed monthly and hourly rate structure. With respect to flightseeing operations, the Company allocates block space to cruise lines and seats are sold directly to customers. The Company also operates a fixed based operation (“FBO”) at Ted Stevens Anchorage International Airport that sells fuel on an ad-hoc basis and leases storage space.
Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of overnight investments.
Trade Receivables. Customers are primarily major integrated and independent exploration and production companies, hospitals, international helicopter operators and the U.S. government. Customers are typically granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted. Allowance for doubtful accounts for the years ended December 31 were as follows (in thousands):

	2013	2012	2011
Balance at beginning of period	$2,668	$59	$205
Additional allowances	764	2,798	20
Write-offs and recoveries	(331)	(189)	(166)
Balance at end of period	$3,101	$2,668	$59
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
Concentrations of Credit Risk. The Company is exposed to concentrations of credit risk relating to its receivables due from customers in the industries described above. The Company does not generally require collateral or other security to support its outstanding receivables. The Company minimizes its credit risk relating to receivables by performing ongoing credit evaluations and, to date, credit losses have not been material. The Company is also exposed to concentrations of credit risk associated with cash, cash equivalents and derivative instruments. The Company minimizes its credit risk relating to these positions by monitoring the financial condition of the financial institutions and counterparties involved and by primarily conducting business with large, well-established financial institutions and diversifying its counterparties. The Company does not currently anticipate nonperformance by any of its significant counterparties. The Company’s two largest customers comprised 24% and 36% of net trade receivables as of December 31, 2013 and 2012, respectively.
Inventories. Inventories are stated at the lower of average cost or market value and consist primarily of spare parts and fuel. The following table is a roll forward of the allowance related to dormant, obsolete and excess inventory for the years ended December 31 (in thousands):

	2013	2012	2011
Balance at beginning of period	$9,213	$7,281	$7,054
Increases (decreases) to allowance	(4,044)	1,932	227
Balance at end of period	$5,169	$9,213	$7,281
In 2013, the Company sold inventory held by a third party on consignment at a loss for which an allowance was previously provided. This resulted in a $5.2 million reduction of the allowance related to this inventory upon removal of the assets.
Property and Equipment. Property and equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to helicopters, the estimated useful life is typically based upon a newly built asset being placed into service and represents the point at which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older assets that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life.
As of December 31, 2013 the estimated useful life (in years) of the Company’s categories of new property and equipment was as follows:

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
Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. Capitalized interest totaled $1.1 million, $1.5 million and $2.7 million in 2013, 2012 and 2011, respectively.

Impairment of Long-Lived Assets. The Company performs an impairment analysis on long-lived assets used in operations when indicators of impairment are present. The Company’s helicopters in operation are evaluated for impairment on an aggregate fleet basis. If the carrying value of the assets is not recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. For the years ended December 31, 2013, 2012 and 2011, the Company recognized no impairment charges.
Impairment of 50% or Less Owned Companies. The Company performs regular reviews of each investee’s financial condition, the business outlook for its products and services, and its present and projected results and cash flows. When an investee has experienced consistent declines in financial performance or difficulties in raising capital to continue operations, and when the Company expects the decline to be other-than-temporary, the investment is written down to fair value. Actual results may vary from estimates due to the uncertainty regarding the projected financial performance of investees, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investees in which the Company has investments. For the year ended December 31, 2013, the Company did not recognize any impairment charges. For the year ended December 31, 2012, the Company recognized an impairment charge of $5.9 million, net of tax, on its investment in and advances to Aeróleo (See Note 5). The Company did not recognize any impairment charges in 2011 related to its 50% or less owned companies.
Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the acquired entity to its carrying value, including goodwill. To determine its fair value, the Company uses a discounted future cash flow approach that uses estimates for revenues, costs, and appropriate discount rates, among others. These estimates are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. The Company did not recognize any goodwill impairments in 2013, 2012 or 2011.
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
Deferred Financing Costs. Deferred financing costs incurred in connection with the issuance of debt are amortized over the life of the related debt using the effective interest rate method for term loans and straight line method for revolving credit facilities. Amortization expense for deferred financing costs totaled $0.6 million, $1.7 million and less than $0.1 million in 2013, 2012 and 2011, respectively, and are included in interest expense in the accompanying consolidated statements of operations.
Income Taxes. Commencing February 1, 2013, the Company will file a standalone consolidated U.S. federal tax return. Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the book and tax basis differences of assets and liabilities reported in the accompanying consolidated financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which they are expected to be settled or realized. Interest and penalties relating to uncertain tax positions are recognized in interest expense and administrative and general, respectively, in the accompanying consolidated statements of operations. The Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Prior to the Spin-off, the Company was included in the consolidated U.S. federal income tax return of SEACOR. SEACOR’s policy for allocation of U.S. federal income taxes required its subsidiaries to compute their provision for U.S. federal income taxes on a separate company basis and settle with SEACOR. Net operating loss benefits were settled with SEACOR on a current basis and were used in the consolidated U.S. federal income tax return to offset taxable profits of other affiliates. For all periods prior to the Spin-off the total provision for income taxes included in the consolidated statements of operations would remain as currently reported had the Company not been eligible to be included in the consolidated U.S. federal income tax return of SEACOR.
Deferred Gains. A portion of the gains realized from sales of the Company’s helicopters to its 50% or less owned companies is not immediately recognized in income and has been recorded in the accompanying consolidated balance sheets in deferred gains and other liabilities.

During the year ended December 31, 2011, the Company sold one helicopter to Era do Brazil. In addition, the Company previously sold two helicopters to a finance company that were in turn leased back by Lake Palma and sold four helicopters directly to Lake Palma. The balance in the deferred gain account for 2013, 2012, and 2011 was $0, $1.6 million, and $2.4 million, respectively. The one helicopter related to Era Do Brazil is now in the consolidated balance sheet and there is no longer a deferred gain.
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
ERA Savings Plan. The Company provides a defined contribution plan (the “Savings Plan”) for its eligible U.S.-based employees. The Company’s contribution to the Savings Plan is limited to 50% of an employee’s first 6% of wages invested in the Savings Plan and is subject to annual review by the Board of Directors of ERA. The Company’s Savings Plan costs were $1.1 million for the year ended December 31, 2013. Prior to 2013, SEACOR provided a defined contribution plan for participating employees. The Company’s Savings Plan costs were $1.0 million and $0.9 million for the years ended December 31, 2012 and 2011, respectively.
Effective January 1, 2014, our plan was amended to provide for qualified non-elective Company contributions in an amount equal to 3% of each employee’s eligible plan and immediate and full vesting in the Company’s contributions.
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
The Company’s financial assets and liabilities as of December 31 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
2013
LIABILITIES
Derivative instruments (included in other current liabilities)	$—	$621	$—

2012
LIABILITIES
Derivative instruments (included in other current liabilities)	$—	$1,025	$—

The estimated fair value of the Company’s other financial assets and liabilities as of December 31 were as follows (in thousands):

		Estimated Fair Value
2013	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$31,335	$31,335	$—	$—
Notes receivable from other business ventures (included in other receivables and other assets)	169	169	—	—
LIABILITIES
Long-term debt, including current portion	282,178	—	297,399	—

2012
ASSETS
Cash and cash equivalents	$11,505	$11,505	$—	$—
Notes receivable from other business ventures (included in other receivables and other assets)	925	925	—	—
LIABILITIES
Long-term debt, including current portion	279,735	—	283,120	—
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
The Company’s non-financial assets and liabilities that were measured at fair value during the years ended December 31 were as follows (in thousands):

	Level 1	Level 2	Level 3
2013
ASSETS
Investment in Era do Brazil (2)	$—	$248	$—

2012
ASSETS
Investment in Aeróleo (1)	$—	$—	$—
Investment in Era do Brazil (2)	—	248	—
____________________

(1)	On March 1, 2012, the Company wrote-off its equity investment in its Aeróleo joint venture (see Note 5).

(2)
On September 30, 2012, the Company marked its equity investment in its Era do Brazil joint venture to fair value. As the primary beneficiary, the Company has consolidated Era do Brazil in its financial statements effective September 30, 2012 (see Note 5).

3. DERIVATIVE INSTRUMENTS AND HEDGING STRATEGIES
SEACOR had entered into forward currency exchange contracts on behalf of the Company. These derivative instruments were classified as either assets or liabilities based on their individual fair values. As of December 31, 2013, none of these derivative instruments were outstanding. The Company had designated its forward currency exchange contracts as fair value hedges in respect of capital commitments denominated in Euros. By entering into these forward currency exchange contracts, the Company had fixed a portion of its euro capital commitments in U.S. dollars to protect against currency fluctuations for equipment that was scheduled to be delivered in 2011 through 2013.

The Company recognized gains (losses) on derivative instruments designated as fair value hedges for the years ended December 31 as follows (in thousands):

	2013	2012	2011
Foreign currency exchange contracts, effective and ineffective portions	$—	$—	$5,770
Decrease in fair value of hedged items included in property and equipment corresponding to the effective portion of derivative gains	—	—	(5,810)
	$—	$—	$(40)
During the year ended December 31, 2011, the Company entered into two interest rate swap agreements maturing in 2014 and 2015 that call for the Company to pay fixed interest rates of 1.67% and 1.83% on an aggregate notional value of $31.8 million and receive a variable interest rate based on the London Interbank Offered Rate (“LIBOR”) on these notional values. The general purpose of these interest rate swap agreements is to provide protection against increases in interest rates, which might lead to higher interest costs for the Company. The fair value of these derivative instruments at December 31, 2013 were liabilities of $0.6 million. The Company recognized gains of $0.4 million and losses of $0.5 million on these derivative instruments for the year ended December 31, 2013 and 2012, respectively.
4. ACQUISITIONS AND DISPOSITIONS
The Company’s capital expenditures were $110.1 million, $113.0 million and $158.9 million in 2013, 2012 and 2011, respectively, and consisted primarily of helicopter acquisitions and deposits on future helicopter deliveries. The Company records helicopter acquisitions in Property and Equipment and places helicopters in service once all completion work has been finalized and the helicopters are ready for use. A summary of changes to our owned helicopter fleet during the years ended December 31 were as follows:

Equipment Additions.

	2013 (1)	2012 (2)	2011
Light helicopters - single engine	—	3	1
Light helicopters - twin engine	2	4	3
Medium helicopters	4	8	4
Heavy helicopters	—	3	1
	6	18	9
Equipment Dispositions. The Company sold or otherwise disposed of property and equipment for $65.2 million, $5.2 million and $26.0 million in 2013, 2012 and 2011, respectively. Major equipment dispositions for the years ended December 31 were as follows:

	2013	2012 (3)	2011 (4)
Light helicopters - single engine	—	—	3
Light helicopters - twin engine	4	6	3
Medium helicopters	10	2	2
Heavy helicopters	1	—	3
	15	8	11
____________________

(1)	Includes two light-twin helicopters and one medium helicopter that were previously leased-in.

(2)	Includes three light-single helicopters and one medium helicopter that were previously leased-in.

(3)	Excludes two light-twin helicopters that were removed from service and includes one light-single helicopter that had previously been removed from service.

(4)	Includes one light-single helicopter that had previously been removed from service and excludes one light-twin helicopter that was removed from service in 2011.

5. INVESTMENTS, AT EQUITY, AND ADVANCES TO 50% OR LESS OWNED COMPANIES
Investments, at equity, and advances to 50% or less owned companies as of December 31 were as follows (in thousands):

	Ownership	2013	2012
Dart	50.0%	$25,264	$25,212
Aeróleo (1)	50.0%	—	—
Era do Brazil (2)	50.0%	—	—
Era Training Center	50.0%	6,236	6,740
Lake Palma(3)	51.0%	3,411	2,512
Heli-Union Era Australia	45.0%	75	232
		$34,986	$34,696
____________________

(1)	Investment impaired in March 2012.

(2)	Consolidated entity as of September 30, 2012.

(3)	The Company owns a 51% financial interest in this joint venture; however, it does not consolidate the venture as it only controls 50% of the venture’s voting rights.

Combined Condensed Financials. Summarized financial information for the Company’s investments, at equity, as of and for the years ended December 31 was as follows (in thousands) for Dart Holding Company Ltd.:

	2013	2012
Current Assets	$19,231	$18,845
Noncurrent Assets	37,636	42,423
Current Liabilities	8,613	8,754
Noncurrent Liabilities	6,963	12,590

	2013	2012	2011
Operating Revenues	$39,185	$42,870	$43,198
Costs and Expenses:
Operating and administrative	31,538	33,706	34,431
Depreciation and amortization	5,213	5,375	2,746
	36,751	39,081	37,177
Operating Income	$2,434	$3,789	$6,021
Net Income	$789	$1,245	$3,974

Combined Condensed Financials. Summarized financial information for the Company’s investments, at equity, as of and for the years ended December 31 was as follows (in thousands) for all other investments:

	2013	2012
Current Assets	$4,378	$2,278
Noncurrent Assets	20,018	22,611
Current Liabilities	2,789	2,523
Noncurrent Liabilities	7,918	9,146

	2013	2012	2011
Operating Revenues	$4,682	$20,009	$53,827
Costs and Expenses:
Operating and administrative	1,035	16,221	51,726
Depreciation	3,450	3,165	3,081
	4,485	19,386	54,807
Operating Income	$197	$623	$(980)
Net Income (Loss)	$(476)	$540	$(1,590)
As of December 31, 2013 and 2012, cumulative undistributed net earnings (losses) of 50% or less owned companies included in the Company’s consolidated accumulated deficit were a loss of $4.6 million and $5.8 million, respectively.
Dart . A wholly owned subsidiary of the Company, Era DHS LLC, acquired 49% of the capital stock of Dart Helicopter Services LLC (“Dart Helicopters”), a sales, marketing and parts manufacturing organization based in North America that engineers and manufactures after-market parts and equipment for sale to helicopter manufacturers and operators. During 2009, the Company provided a $0.3 million loan to Dart Helicopters with a maturity of June 2012 at an annual interest rate of 5%, which is payable quarterly with principal due at maturity. On February 28, 2011, the Company made an additional investment of $5.0 million in Dart Helicopters and, on July 31, 2011, contributed its ownership in Dart Helicopters to Dart Holding Company Ltd. (“Dart”) in exchange for a 50% interest in Dart and a note receivable of $5.1 million. The note receivable bears an interest rate of 4.0% per annum, requires quarterly principal and interest payments and matures on July 31, 2023. During the years ended December 31, 2013, 2012 and 2011, the Company purchased $2.9 million, $1.7 million and $2.3 million, respectively, of products from Dart Helicopters and Dart. The Company received no management fees during the years ended December 31, 2013 and 2012. The management fees earned during the year ended December 31, 2011 were not material.
Aeróleo. On July 1, 2011, the Company acquired a 50% economic interest and a 20% voting interest in Aeróleo Taxi Aereo S/A (“Aeróleo”), a Brazilian entity that provides helicopter transport services to the Brazilian offshore oil and gas industry, for $4.8 million in cash. The Company and its partner also each loaned Aeróleo $6.0 million at an interest rate of 6% per annum. On March 1, 2012, the Company recorded an impairment charge of $5.9 million, net of tax, on its investment in and advances to Aeróleo. The impairment charge resulted from difficulties experienced by Aeróleo following one of its customer’s cancellation of certain contracts for a number of AW139 helicopters under dry-lease from the Company. The Company leases 11 helicopters to Aeróleo and for the years ended December 31, 2013 and 2012, and the period July 1, 2011 through December 31, 2011, the Company recognized $16.2 million, $17.6 million and $14.0 million, respectively, of operating revenues from these leases, of which $21.0 million and $5.3 million was outstanding as of December 31, 2013 and 2012, respectively (See Notes 1 and 20).
Era Training Center. Era Training Center LLC (“Era Training Center”) operates flight training devices and provides training services to the Company and third-party customers. During the years ended December 31, 2013, 2012 and 2011, the Company provided helicopter, management and other services to the joint venture totaling $0.4 million, $0.5 million and $0.7 million, respectively, and paid the joint venture $0.7 million, $0.8 million and $0.1 million for simulator fees in 2013, 2012 and 2011, respectively. In December 2010, Era Training Center signed a $3.2 million note with the Company to purchase two flight simulators. The note is secured by the two flight simulators and bears interest at 6%. Terms of the note require quarterly interest-only payments for the first year and $0.1 million quarterly payments of principal and interest thereafter until January 2026. In 2012 and 2011, the Company made additional advances of $0.8 and $1.2 million under the note, respectively.
Lake Palma. Lake Palma, S.L. (“Lake Palma”) operates seven helicopters in Spain. The Company received advances of $1.2 million in 2012, and did not receive any advances in 2013.
Era do Brazil. On July 1, 2011, the Company and its partner each contributed $4.8 million in cash to Era do Brazil LLC (“Era do Brazil”), a 50-50 joint venture. Era do Brazil immediately acquired a helicopter, subject to a lease to Aeróleo, from the Company for $11.5 million ($9.5 million in cash and a $2.0 million note payable). During the year ended December 31, 2012, the Company loaned $10.8 million to Era do Brazil secured by a helicopter purchased from the Company in 2011 and Era do Brazil's ownership interests.  Upon receipt of the proceeds from the loan, Era do Brazil repaid the outstanding principal amount of $1.6 million remaining on the original helicopter acquisition note due to the Company and loaned $9.2 million to Aeróleo in the form of two notes, each of an equal amount.  Era do Brazil then distributed the two notes due from Aeróleo to its members.  As a result of these transactions, Era do Brazil is a highly leveraged entity with all its outstanding debt due to the Company.  As the primary beneficiary, the Company has consolidated Era do Brazil in its financial statements effective September 30, 2012. The Company provides maintenance services to Era do Brazil and for the period January 1, 2012 through September 30, 2012 and the period July 1, 2011 through December 31, 2011, the Company recognized $0.4 million and $0.3 million, respectively, of operating revenues from these services.

6. ESCROW DEPOSITS ON LIKE-KIND EXCHANGES
From time to time, the Company enters into Qualified Exchange Accommodation Agreements with a third party to meet the like-kind exchange requirements of Section 1031 of the Internal Revenue Code and the provisions of Revenue Procedure 2000-37. In accordance with these provisions, the Company is permitted to deposit proceeds from the sale of assets into escrow accounts for the purpose of acquiring other assets and qualifying for the temporary deferral of taxable gains realized. Consequently, the Company established escrow accounts with financial institutions for the deposit of funds received on sale of equipment, which were designated for replacement property within a specified period of time. As of December 31, 2013 and 2012, there were no deposits in like-kind exchange escrow accounts.
7. INCOME TAXES
The components of income tax expense (benefit) for the years ended December 31 were as follows (in thousands):

	2013	2012	2011
Current:
Federal	$3,758	$(51,420)	$(18,986)
State	91	267	39
Foreign	742	(60)	1,042
	4,591	(51,213)	(17,905)
Deferred:
Federal	5,912	58,566	19,313
State	1,224	(55)	(974)
	7,136	58,511	18,339
	$11,727	$7,298	$434
The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the years ended December 31:

Provision (Benefit):	2013	2012	2011
Statutory rate	35.0%	35.0%	35.0%
Non-deductible SEACOR management fees	—%	—%	16.4%
SEACOR share award plans	—%	(0.8)%	2.2%
State taxes	1.7%	0.6%	(9.6)%
State effective tax rate changes	—%	—%	(29.0)%
Valuation allowance	2.7%	—%	—%
Other	0.8%	0.7%	2.6%
	40.2%	35.5%	17.6%
During the year ended December 31, 2011, the Company recognized an income tax benefit of $0.7 million on adjustments to deferred tax liabilities resulting from changes in state tax apportionment factors. Prior to the Spin-off, the Company participated in share award programs sponsored by SEACOR and received an additional income tax benefit or expense based on the difference between the fair market value of share awards at the time of grant and the fair market value at the time of vesting or exercise.

The components of net deferred income tax liabilities as of December 31 were as follows (in thousands):

	2013	2012
Deferred tax liabilities:
Property and equipment	$211,062	$205,766
Buy-in on maintenance programs	3,078	3,929
Other	560	322
Total deferred tax liabilities	214,700	210,017
Deferred tax assets:
Equipment leases	638	971
Other	7,625	9,152
Valuation allowance	(790)	—
Total deferred tax assets	7,473	10,123
Net deferred tax liabilities	$207,227	$199,894
As of December 31, 2013, the Company had state income tax net operating loss ("NOL") carryforwards of $116.2 million in various states, which will expire from 2020 to 2033 and for which a deferred tax asset of $6.9 million has been recorded.
The Company believes that it is more likely than not the benefit from some state NOL carryover will not be realized. In recognition of the risk, the Company has provided a valuation allowance of $0.8 million on the deferred tax assets relating to those NOL carry forwards. If the assumptions change and the Company determines it will be able to realize those NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets would be recorded in the income tax provision in which such adjustments are identified.
As of December 31, 2013 and 2012, the Company had no unrecognized tax benefits. The Company did not incur any interest and penalties nor accrue any interest for the years ended December 31, 2013 and 2012. When applicable, the Company recognizes interest and penalties related to uncertain tax positions in interest expense and administrative and general, respectively, in the accompanying consolidated statements of operations.
8. LONG-TERM DEBT
The Company’s borrowings as of December 31 were as follows (in thousands):

	2013	2012
7.750% Senior Notes (excluding unamortized discount)	$200,000	$200,000
Senior Secured Revolving Credit Facility	55,000	50,000
Promissory Notes	30,311	33,098
	285,311	283,098
Portion due with one year	(2,787)	(2,787)
Unamortized discount	(3,133)	(3,363)
	$279,391	$276,948
The Company’s long-term debt maturities for the years ended December 31 are as follows (in thousands):

2014	$2,787
2015	27,524
2016	55,000
2017	—
2018	—
Years subsequent to 2018	200,000
$285,311
7.750% Senior Notes. On December 7, 2012, the Company issued $200.0 million aggregate principal amount of its 7.750% senior unsecured notes due December 15, 2022 (the “7.750% Senior Notes”) and received net proceeds of $191.9 million. Interest on the 7.750% Senior Notes is payable semi-annually in arrears on each June 15 and December 15 of each year, beginning on June 15, 2013. The 7.750% Senior Notes may be redeemed at any time, and from time to time on or after December 15, 2017 at the applicable redemption prices set forth in the indenture governing the 7.750% Senior Notes, plus accrued and unpaid interest, if any, to the redemption date. Prior to December 15, 2017, the Company may also redeem the 7.750% Senior Notes, in whole or in part, at a redemption price based on a “make-whole” premium plus accrued and unpaid interest, if any, the redemption date. In addition, at any time on or prior to December 15, 2015, the Company may redeem up to 35% of the 7.750% Senior Notes at a redemption price equal to 107.750% of their principal amount, plus accrued and unpaid interest if any, to the redemption date, using the proceeds of certain equity offerings. The indenture contains covenants that restrict the Company's ability to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem its capital stock, prepay, redeem or repurchase certain debt, make loans and investments, sell assets, incur liens, enter into transactions with affiliates, enter into agreements restricting its subsidiaries' ability to pay dividends, and consolidate, merge or sell all or substantially all of their assets. In addition, upon a specified change of control trigger event or a specified asset sales, the Company may be required to offer to repurchase the 7.750% Senior Notes.
The Company’s payment obligations under the 7.750% Senior Notes are fully and unconditionally guaranteed by all of our wholly owned existing U.S. subsidiaries that are guarantors under our revolving credit facility.
The net proceeds of the offering were used to repay $190.0 million of borrowings outstanding under the revolving credit facility. In connection with the issuance of the 7.750% Senior Notes, the borrowing capacity under the revolving credit facility was permanently reduced from $350.0 million to $200.0 million.
Senior Secured Revolving Credit Facility. On December 22, 2011, the Company entered into a $350.0 million senior secured revolving credit facility that matures in December 2016, is secured by substantially all of the tangible and intangible assets of the Company and is guaranteed by the Company’s wholly owned U.S. subsidiaries. Advances under the senior secured revolving credit facility are available for general corporate purposes and can be used to issue up to $50.0 million in letters of credit. Interest on advances are at the option of the Company of either a “base rate” or LIBOR as defined plus an applicable margin. The “base rate” is defined as the highest of: (a) the Prime Rate, as defined; (b) the Federal Funds Effective Rate, as defined, plus 50 basis points; or (c) a daily LIBOR, as defined, plus an applicable margin. The applicable margin is based on the Company’s funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined, and ranges from 100 to 200 basis points on the “base rate” margin and 210 to 335 basis points on the LIBOR margin. The applicable margin as of December 31, 2013, was 100 basis points on the “base rate” margin and 210 basis points on the LIBOR margin. A quarterly commitment fee is payable based on the average unfunded portion of the committed amount at a rate based on the Company’s funded debt to EBITDA, as defined, and ranges from 25 to 70 basis points, and as of December 31, 2013 the commitment fee was 25 basis points.
The senior secured revolving credit facility contains various restrictive covenants including interest coverage, funded debt to EBITDA, secured funded debt to EBITDA, funded debt to the fair market value of owned helicopters, fair market value of mortgaged helicopters to funded debt, fair market value of mortgaged helicopters registered in the United States to fair market value of all mortgaged helicopters, as well as other customary covenants, representations and warranties, funding conditions and events of default, all as defined in the senior secured revolving credit facility. In addition, under certain conditions, the senior secured revolving credit facility may restrict the ability of the Company to distribute dividends on its preferred and common stock. Generally, dividends may be declared and paid quarterly provided the Company is in compliance with the various covenants of the senior secured revolving credit facility, as defined, and the dividend amount does not exceed 20% of the net income of the Company for the previous four consecutive quarters.
As of December 31, 2013, the Company had $55.0 million outstanding advances under the senior secured revolving credit facility at an annual rate of 2.35% and $136.1 million available, net of issued letters of credit of $8.9 million. The remaining amounts under the senior secured revolving credit facility are available to fund working capital needs.
Promissory Notes. On December 23, 2010, the Company entered into a promissory note for $27.0 million to purchase a heavy helicopter. The note is secured by the helicopter and bears a variable interest rate that resets every three months and is computed as the three-month LIBOR rate at the date of each reset plus 260 basis points. At December 31, 2013, the interest rate on this note was 2.85%. The note requires $0.1 million monthly payments of principal plus accrued interest with a final payment of $19.0 million in December 2015.
On November 24, 2010, the Company entered into a promissory note for $11.7 million to purchase a medium helicopter. The note is secured by the helicopter and bears a variable interest rate that resets every three months and is computed as the three-month LIBOR rate at the date of each reset plus 260 basis points. As of December 31, 2013, the interest rate on this note was 2.84%. The note requires $0.1 million monthly payments of principal plus accrued interest with a final payment of $5.9 million in December 2015.
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
On December 23, 2011, the Company’s Board of Directors designated 1,400,000 shares of preferred stock as 6% Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), all of which were issued to SEACOR in exchange for $140.0 million of advances from SEACOR. The stated value per share of Series A Preferred Stock was $100 (the “Original Issue Price”). The shares of the Series A Preferred Stock were redeemable at the option of the Company, in whole or in part, at the Original Purchase Price plus any accrued but unpaid dividends on the Series A Preferred Stock.
As SEACOR controlled the redemption of the Series A Preferred Stock through its control of the Company, the Company classified the Series A Preferred Stock outside of stockholders' equity.
On January 31, 2013, as part of the Recapitalization, SEACOR exchanged its 1,400,000 shares of Series A Preferred Stock, which represented all of the Company's Series A Preferred Stock then outstanding, for shares of newly-issued Era Group common stock.
10. SERIES B PREFERRED STOCK
On June 8, 2012, the Company's Board of Directors designated 300,000 shares of Series B Preferred Stock and on September 25, 2012, designated an additional 700,000 shares of Series B Preferred Stock, all of which were issued to SEACOR in exchange for $100.0 million. The proceeds were used to reduce outstanding borrowings under the Company’s senior secured revolving credit facility. The stated value per share of Series B Preferred Stock was $100 (the “Original Issue Price”). The shares of the Series B Preferred Stock were redeemable at the option of the Company, in whole or in part, at the Original Purchase Price.
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
11. COMMON STOCK
In July 2011, the Company’s Board of Directors adopted the Company’s amended and restated certificate of incorporation to authorize the issuance of 60,000,000 shares $0.01 par value Class A common stock and 60,000,000 shares $0.01 par value Class B common stock. Effective August 1, 2011, each then issued share of the Company’s no par value common stock was exchanged for 24,500 shares of Class B common stock. The rights of the holders of Class A and Class B common shares were substantially identical, except with respect to voting and conversion. Specifically, the holders of Class B common stock were entitled to eight votes per share and the holders of Class A common stock were entitled to one vote per share. The shares of Class B common stock were convertible into Class A common stock (i) at the holder’s option and (ii) automatically upon the transfer of any such shares of Class B common stock to a person other than SEACOR or a subsidiary of SEACOR (except in the case of a tax-free spinoff to stockholders of SEACOR) or if the aggregate number of shares of Class B common stock beneficially owned by SEACOR and its affiliates fell below 20% of the aggregate number of shares of common stock then outstanding (except in the case of a tax-free spinoff to stockholders of SEACOR). In addition, if SEACOR were to effect a tax-free spinoff, following such tax-free spinoff, all of the outstanding shares of Class B common stock may be converted into shares of Class A common stock with the consent of a majority of the holders of Class A common stock and the holders of Class B common stock, voting as separate classes. On January 31, 2013, as part of the Recapitalization, all of the outstanding shares of Class B common stock were exchanged for newly issued common stock (see Note 1).

12. EARNINGS PER SHARE
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
Computations of basic and diluted earnings per common share for the years ended December 31 were as follows (in thousands, except share data):

	2013	2012	2011
Net Income (Loss) Attributable to Common Shares	$17,984	$(682)	$1,898
Shares:
Weighted average number of common shares outstanding—basic	20,489,200	24,500,000	10,270,444
Assumed conversion of Series A Preferred Stock (1)	—	—	—
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method(2)	—	—	—
Weighted average number of common shares outstanding—diluted	20,489,200	24,500,000	10,270,444

Basic and Diluted Earnings (Loss) per Common Share	$0.88	$(0.03)	$0.18
____________________
(1) Excludes 753,535 and 7,679,623 for the years ending December 31 2013 and 2012, respectively, weighted average common shares for the conversion of Series A preferred stock as the effect of their inclusion would have been antidilutive.
(2) Excludes 250,110 for the year ending December 31, 2013, weighted average common shares for certain share awards as the effect of their inclusion would have been antidilutive. No share awards existed in 2012.
13. SHARE-BASED COMPENSATION
Share Incentive Plans. In 2013, the Company adopted the Era Group Inc. 2013 Employee Stock Purchase Plan (“ESPP”) under which the Company may offer up to a maximum of 300,000 shares of the Company’s common stock for purchase by eligible employees at a price equal to 85% of the lesser of (i) the fair market value of Common Stock on the first day of the offering period or (ii) the fair market value of Common Stock on the last day of the offering period. Common Stock is made available for purchase under the ESPP for six-month offering periods. The ESPP is intended to comply with Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”), but is not intended to be subject to Section 401(a) of the Code or the Employee Retirement Income Security Act of 1974. The Board of Directors of the Company may amend or terminate the ESPP at any time; however, no increase in the number of shares of Common Stock reserved for issuance under the ESPP may be made without stockholder approval. The ESPP has a term of ten years.
In 2013, the Company adopted the Era Group Inc. 2012 Incentive Plan (“2012 Plan”) under which a maximum of 4,000,000 shares of the Company’s common stock are reserved for issuance. Awards granted under the 2012 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other share-based awards (payable in cash or common stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. As of December 31, 2013, 3,364,998 shares remained available for grant under the 2012 Plan.

Share Award Transactions. Transactions in connection with the Company’s share-based compensation plans during the year ended December 31, 2013 were as follows:

Director stock awards granted	45,510
Restricted stock awards granted	224,850
Restricted stock awards canceled	3,700
Stock option activities:
Outstanding as of December 31, 2012	—
Converted stock options	169,058
Granted	200,000
Exercised	(40,302)
Forfeited	(716)
Expired	—
Outstanding as of December 31, 2013	328,040
Total share-based compensation expense, which includes stock options, restricted stock and ESPP purchases, totaled $2.0 million for the year ended December 31, 2013. A portion of the restricted stock awards are performance-based. The Company has assessed the probability of meeting the criteria and has recorded the appropriate expense. As of December 31, 2013, the Company had approximately $5.8 million in total unrecognized compensation costs.
During the year ended December 31, 2013, the Company awarded 264,760, net, shares of restricted stock at an average grant date fair value of $21.28 per share, granted 200,000 stock options and converted 37,900 options to purchase SEACOR common stock held by Company employees and directors prior to the Spin-off into 169,058 options to purchase Era Group common stock. The fair value used for the converted stock options was evaluated before and after the Spin-off and there was no change. The following table shows the assumptions used to compute the share-based compensation expense for stock options granted during the year ended December 31, 2013:

Risk free interest rate	0.81%
Expected life (years)	5
Volatility	50%
Dividend yield	—%
Weighted average exercise price of options granted	$19.05 per option
Weighted average grant-date fair value of options granted	$7.87 per option
During the year ended December 31, 2013, the number of shares and the weighted average grant price of restricted stock and restricted stock unit transactions were as follows:

	Number of Shares	Weighted Average Grant Price
Nonvested as of December 31, 2012	—	$—
Granted	270,360	$21.28
Vested	(1,900)	$21.69
Forfeited	(3,700)	$20.48
Nonvested as of December 31, 2013	264,760	$21.29

During the year ended December 31, 2013, the number of shares, the weighted average grant date fair value and the weighted average exercise price on stock option transactions were as follows:

	Nonvested Options		Vested/Exercisable Options		Total Options
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2012	—	$—	—	$—	—	$—
Granted	235,452	$9.59	133,606	$15.28	369,058	$18.52
Vested	(34,896)	$6.07	34,896	$17.32	—	$—
Exercised	—	$—	(40,302)	$14.31	(40,302)	$14.31
Expired	—	$—	—	$—	—	$—
Forfeited	—	$—	(716)	$14.62	(716)	$14.62
Outstanding as of December 31, 2013	200,556	$10.21	127,484	$16.14	328,040	$19.05
During the year ended December 31, 2013, the aggregate intrinsic value of exercised stock options was $0.4 million. As of December 31, 2013, the weighted average remaining contractual term for total outstanding stock options and vested/exercisable stock options was 7.92 years. As of December 31, 2013, the aggregate intrinsic value of all options outstanding and all vested/exercisable options outstanding was $6.2 million.
14. RELATED PARTY TRANSACTIONS
During 2013 and 2012, the Company provided $0.1 million and less than $0.1 million, respectively, of aviation services to SEACOR under flight charter arrangements. During 2011, the Company provided no aviation services to SEACOR under flight charter arrangements.
As part of a consolidated group, certain costs and expenses of the Company were borne by SEACOR and charged to the Company. These costs and expenses are included in both operating expenses and administrative and general expenses in the accompanying consolidated statements of operations and are summarized as follows for the years ended December 31 (in thousands):

	2013	2012	2011
Payroll costs for SEACOR personnel assigned to the Company and participation in SEACOR employee benefit plans, defined contribution plan and share award plans	$5	$8,159	$11,404
Shared services allocation for administrative support	299	2,937	2,692
Shared services under the Amended and Restated Transition Services Agreement	3,063	—	—
	$3,367	$11,096	$14,096

•	Actual payroll costs of SEACOR personnel assigned to the Company were charged to the Company.

•
Prior to 2013, SEACOR maintained self-insured health benefit plans for participating employees, including those of the Company, and charged the Company for its share of total plan costs incurred based on the percentage of its participating employees.

•
Prior to 2013, SEACOR provided a defined contribution plan for participating employees, including those of the Company, and charged the Company for its share of employer matching contributions based on 50% of the participating employees’ first 6% of wages contributed to the plan.

•
SEACOR also provides certain administrative support services to the Company under a shared services arrangement, including payroll processing, information systems support, cash disbursement support, cash receipt processing, and treasury management.

SEACOR incurred various corporate costs in connection with providing certain corporate services, including, but not limited to, executive oversight, risk management, legal, accounting and tax, and charges quarterly management fees to its operating segments in order to fund its corporate overhead to cover such costs. Total management fees charged by SEACOR to its operating segments include actual corporate costs incurred plus a mark-up and are generally allocated within the consolidated group using income-based performance metrics reported by an operating segment in relation to SEACOR’s other operating segments. On December 30, 2011, the Company and SEACOR entered into an agreement for SEACOR to provide these services at a fixed rate of $2.0 million per annum beginning January 1, 2012. Costs the Company incurred for management fees from SEACOR are reported as SEACOR management fees in the Company’s consolidated statements of operations.
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
15. COMMITMENTS AND CONTINGENCIES
The Company’s unfunded capital commitments as of December 31, 2013 consisted primarily of agreements to purchase helicopters and totaled $341.7 million, of which $98.7 million is payable in 2014 with the balance payable through 2017. The Company also had $2.3 million of deposits paid on options not yet exercised. The Company may terminate $164.4 million of its total commitments (inclusive of deposits paid on options not yet exercised) without further liability other than liquidated damages of $11.1 million in the aggregate.
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
As of December 31, 2013, the Company leased five helicopters and certain facilities and equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and related rental fees are charged to expense over the lease terms. The leases generally contain purchase and lease renewal options or rights of first refusal with respect to sale or lease of the equipment. The lease terms range in duration from one to ten years. Total rental expense for the Company’s operating leases in 2013, 2012 and 2011 was $6.0 million, $4.0 million and $4.3 million, respectively. Future minimum payments in the years ended December 31 under operating leases that have a remaining term in excess of one year as of December 31, 2013 were as follows (in thousands):

Minimum Payments
2014	$3,060
2015	2,017
2016	1,779
2017	1,543
2018	1,341
Years subsequent to 2018	8,619

16. SEGMENT INFORMATION, MAJOR CUSTOMERS AND GEOGRAPHICAL DATA
The Company has determined that its operations comprise a single segment. Helicopters are highly mobile and may be utilized in any of the Company’s service lines as business needs dictate.
In 2013, Anadarko Petroleum Corporation (“Anadarko”) and the U.S. government accounted for 19% and 11%, respectively, of the Company’s operating revenues. In 2012, Anadarko and the U.S. government accounted for 15% and 11%, respectively, of the Company’s operating revenues. In 2011, Anadarko and Aeróleo accounted for 12% and 11%, respectively, of the Company’s operating revenues. For the years ended December 31, 2013, 2012 and 2011, approximately 18%, 22% and 28%, respectively, of the Company’s operating revenues were derived from foreign operations. The Company’s foreign revenues are primarily derived from international dry-leasing activities.
The following represents the Company’s operating revenues attributed by geographical region in which services are provided to customers for the years ended December 31 (in thousands):

	2013	2012	2011
Operating Revenues:
United States	$245,581	$213,920	$185,677
Latin America and the Caribbean	23,407	23,636	38,321
Europe	22,008	25,749	21,352
Asia	7,679	9,298	12,480
Canada	284	318	318
	$298,959	$272,921	$258,148
The Company’s long-lived assets are primarily its property and equipment employed in various geographical regions of the world. The following represents the Company’s property and equipment based upon the assets’ physical location as of December 31 (in thousands):

	2013	2012
Property and Equipment:
United States	$579,509	$475,315
Latin America and the Caribbean	130,844	143,592
Europe	73,631	134,156
Asia	19,349	34,314
Canada	319	428
	$803,652	$787,805
17. SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS
Supplemental information for the years ended December 31 was as follows (in thousands):

	2013	2012	2011
Benefit of net tax operating losses cash purchased by SEACOR	$—	$1,961	$18,236
Income taxes paid, net of refunds	20	143	557
Interest paid to SEACOR, excluding capitalized interest	—	—	23,410
Interest paid to others, excluding capitalized interest	17,839	7,821	1,114
Schedule of Non-Cash Investing and Financing Activities:
Company financed sale of equipment and parts	—	350	3,189
Non-cash distribution from Era do Brazil of a note receivable	—	4,618	—
Non-cash distribution to SEACOR	—	—	69,823
Non-cash contribution from SEACOR	—	—	180,000
Exchange of advances from SEACOR for Series A Preferred Stock	—	—	140,000
Settlement of Series B preferred stock in exchange for net tax operating losses	—	50,000	—

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Selected financial information for interim quarterly periods is presented below (in thousands, except share data). Earnings (loss) per common share are computed independently for each of the quarters presented and the sum of the quarterly earnings (loss) per share may not necessarily equal the total for the year:

	Three Months Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
2013
Operating Revenues	$67,727	$74,237	$80,997	$75,998
Operating Income	$14,617	$10,792	$11,196	$9,558
Net Income	$6,589	$4,950	$5,088	$1,677
Net Income attributable to Common Shares	$5,973	$5,055	$5,204	$1,752
Basic Earnings Per Common Share	$0.28	$0.25	$0.26	$0.09
Diluted Earnings Per Common Share	$0.28	$0.25	$0.25	$0.09

2012
Operating Revenues	$61,052	$62,985	$77,989	$70,895
Operating Income	$3,834	$7,401	$11,092	$9,724
Net Income	$(4,632)	$3,648	$5,200	$3,531
Net Income (Loss) attributable to Common Shares	$(6,732)	$1,513	$3,101	$1,436
Basic and Diluted Earnings (Loss) Per Common Share	$(0.27)	$0.06	$0.13	$0.06

19. GUARANTORS OF SECURITIES
On December 7, 2012, Era Group issued $200.0 million aggregate principal amount of its 7.750% Senior Notes. Era Group’s payment obligations under the 7.750% Senior Notes are jointly and severally guaranteed by all of Era Group's existing 100% owned U.S. subsidiaries that guarantee the Revolving Credit Facility and its future U.S. subsidiaries that guarantee the Revolving Credit Facility or other material indebtedness Era Group may incur in the future (the “Guarantors”). All the Guarantors currently guarantee the Revolving Credit Facility, and the guarantees of the Guarantors are full and unconditional and joint and several. Era Group has no independent assets or operations and subsidiaries of Era Group other than the Guarantors are minor. In addition, there are no significant restrictions on the ability of Era Group or any Guarantor to obtain funds from its subsidiaries by dividend or loan. As a result, Era Group is exempt from providing full financial statements for the Guarantors and other subsidiaries.

20. SUBSEQUENT EVENTS
On February 15, 2014, the Company’s partner in Aeróleo signed purchase agreements to transfer its 50% economic interest and 80% voting interest in Aeróleo to a third party who will become the Company’s new local partner in Aeróleo. In addition, the Company’s current partner in Aeróleo will transfer all outstanding shareholder loans and other equity interests in the Company’s affiliates to the Company and its new partner upon consummation of the transaction. Upon consummation of the transaction, as consideration for the transfer of interests and the other terms and conditions of the transaction, affiliates of the Company’s local partner will receive certain payments from Aeróleo as severance and partial repayment of shareholder loans. Such payments are likely to require a capital infusion from the Company to Aeróleo of approximately $2.0 million. The transaction remains subject to customary closing conditions, including receipt of required local regulatory approval, and is expected to close in the second half of 2014. On February 19, 2014, in connection with execution of the purchase agreements, the Company filed with its partner a joint motion to dismiss the ongoing arbitration.
In connection with the consummation of the transactions contemplated by the purchase agreements, the Company intends to enter into a shareholders agreement with the new partner providing for certain protective provisions requiring unanimous shareholder approval of specified significant actions and a put/call arrangement which would give the Company the right to purchase (or permit a purchaser designee to purchase) the Aeróleo interests held by the Company’s new partner in Aeróleo and give the new partner in Aeróleo the right to put his interests to the Company at any time and for any reason. The put/call price is the greater of the book value of the shares and the original purchase price therefor.

As a result of the transaction and the contemplated arrangements between the Company and its new partner in Aeróleo, the Company may be required to consolidate the financial results of Aeróleo in its financial statements following the consummation of the transactions.