Form 10-Q
period 2014-03-31
ERA GROUP INC.
filed 2014-05-06
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014              or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of April 30, 2014 was 20,344,852. The Registrant has no other class of common stock outstanding.

ERA GROUP INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ERA GROUP INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$22,290	$31,335
Receivables:
Trade, net of allowance for doubtful accounts of $3,002 and $3,101 in 2014 and 2013, respectively	47,780	38,137
Other, net of allowance for doubtful accounts of $437 and $nil in 2014 and 2013, respectively	4,824	4,374
Inventories, net	26,780	26,853
Deferred income taxes	2,138	2,347
Prepaid expenses and other	3,292	2,167
Escrow deposits	3,048	—
Total current assets	110,152	105,213
Property and Equipment	1,084,199	1,066,958
Accumulated depreciation	(273,754)	(263,306)
Net property and equipment	810,445	803,652
Investments, at Equity, and Advances to 50% or Less Owned Companies	35,433	34,986
Goodwill	352	352
Other Assets	16,074	14,380
Total Assets	$972,456	$958,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$13,639	$13,293
Accrued wages and benefits	9,583	8,792
Accrued interest	4,624	772
Current portion of long-term debt	2,787	2,787
Derivatives	529	621
Accrued income taxes	781	613
Other current liabilities	4,171	3,267
Total current liabilities	36,114	30,145
Long-Term Debt	278,755	279,391
Deferred Income Taxes	211,479	209,574
Other Liabilities	3,476	3,412
Total liabilities	529,824	522,522
Equity:
Era Group Inc. stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,328,411 outstanding in 2014 and 20,189,895 outstanding in 2013, exclusive of treasury shares	203	202
Additional paid-in capital	423,728	421,310
Retained earnings	19,125	14,680
Treasury shares, at cost (11,252 and 4,350 in 2014 and 2013, respectively)	(334)	(113)
Accumulated other comprehensive income, net of tax	175	176
	442,897	436,255
Noncontrolling interest in subsidiary	(265)	(194)
Total equity	442,632	436,061
Total Liabilities and Stockholders’ Equity	$972,456	$958,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013

Operating Revenues	$79,443	$67,727
Costs and Expenses:
Operating	49,640	43,116
Administrative and general	11,334	9,134
Depreciation	11,287	11,661
	72,261	63,911
Gains on Asset Dispositions, Net	2,891	10,801
Operating Income	10,073	14,617
Other Income (Expense):
Interest income	145	147
Interest expense	(3,753)	(4,732)
SEACOR management fees	—	(168)
Derivative losses, net	(30)	(3)
Foreign currency losses, net	(57)	(259)
Other, net	—	3
	(3,695)	(5,012)
Income Before Income Tax Expense and Equity in Earnings (Losses) of 50% or Less Owned Companies	6,378	9,605
Income Tax Expense	2,503	3,578
Income Before Equity in Earnings (Losses) of 50% or Less Owned Companies	3,875	6,027
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	499	562
Net Income	4,374	6,589
Net Loss Attributable to Noncontrolling Interest in Subsidiary	71	105
Net Income Attributable to Era Group Inc.	4,445	6,694
Accretion of Redemption Value on Series A Preferred Stock	—	721
Net Income Attributable to Common Shares	$4,445	$5,973

Earnings Per Common Share:
Basic	$0.22	$0.28
Diluted	$0.22	$0.28

Weighted Average Common Shares Outstanding:
Basic	20,217,690	21,454,396
Diluted	20,553,537	21,454,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013

Net Income	$4,374	$6,589
Other Comprehensive Income:
Foreign currency translation adjustments	(2)	(162)
Income tax expense	1	57
	(1)	(105)
Comprehensive Income	4,373	6,484
Comprehensive Loss Attributable to Noncontrolling Interest in Subsidiary	71	105
Comprehensive Income Attributable to Era Group Inc.	$4,444	$6,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited, in thousands)

	Era Group Inc. Stockholders’ Equity					Non- controlling Interest In Subsidiary	Total Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income
December 31, 2013	$202	$421,310	$14,680	$(113)	$176	$(194)	$436,061
Issuance of common stock:
Restricted stock grants	1	(1)	—	—	—	—	—
Proceeds and tax benefits from share award plans	—	319	—	—	—	—	319
Share award amortization	—	1,077	—	—	—	—	1,077
Stock option amortization	—	358	—		—	—	358
Employee Stock Purchase Plan amortization	—	622	—	—	—	—	622
Cancellation of restricted stock	—	43	—	(221)	—	—	(178)
Net income (loss)	—	—	4,445	—	—	(71)	4,374
Currency translation adjustments, net of tax	—	—	—	—	(1)	—	(1)
March 31, 2014	$203	$423,728	$19,125	$(334)	$175	$(265)	$442,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013

Net Cash Provided by Operating Activities	$9,678	$17,877
Cash Flows from Investing Activities:
Purchases of property and equipment	(18,751)	(19,445)
Proceeds from disposition of property and equipment	3,566	19,099
Principal payments on notes due from equity investees	161	535
Principal payments on third party notes receivable, net	36	347
Escrow deposits, net	(3,048)	—
Net cash (used in) provided by investing activities	(18,036)	536
Cash Flows from Financing Activities:
Payments on long-term debt	(697)	(15,697)
Proceeds from issuance of long-term debt	—	15,000
Dividends paid on Series A preferred stock	—	(4,953)
Proceeds and tax benefits from share award plans	13	89
Proceeds from SEACOR on the settlement of stock options	—	706
Net cash used in financing activities	(684)	(4,855)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(3)	(31)
Net (Decrease) Increase in Cash and Cash Equivalents	(9,045)	13,527
Cash and Cash Equivalents, Beginning of Period	31,335	11,505
Cash and Cash Equivalents, End of Period	$22,290	$25,032
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest, net of amounts capitalized	$652	$708
Income taxes refunded	$1	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICY
The condensed consolidated financial statements include the accounts of Era Group Inc. and its consolidated subsidiaries (collectively referred to as the “Company”). The condensed consolidated financial information for the three months ended March 31, 2014 and 2013 has been prepared by the Company and has not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of March 31, 2014, its results of operations for the three months ended March 31, 2014 and 2013, its comprehensive income for the three months ended March 31, 2014 and 2013, its changes in equity for the three months ended March 31, 2014, and its cash flows for the three months ended March 31, 2014 and 2013. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the U.S. have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the “Company” refers to Era Group Inc. and its consolidated subsidiaries and any reference in this Quarterly Report on Form 10-Q to “Era Group” refers to Era Group Inc.
Prior to January 31, 2013, the Company was wholly owned by SEACOR Holdings Inc. (along with its other majority-owned subsidiaries being collectively referred to as “SEACOR”) and represented SEACOR’s aviation services business segment. On January 31, 2013, SEACOR completed a spin-off by means of a dividend to SEACOR’s stockholders of all of the Company’s issued and outstanding common stock (the “Spin-off”). Era Group is now an independent company with its common stock listed on the New York Stock Exchange under the symbol “ERA.”
In connection with the Spin-off, the Company entered into an Amended and Restated Transition Services Agreement with SEACOR. Under the terms of the Amended and Restated Transition Services Agreement, SEACOR continues to provide the Company with certain support services, for up to two years from the effective date of the Spin-off, including information systems support, cash disbursement support, cash receipt processing and treasury management.
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

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$24,243	$8,953
Revenues deferred during the period	8,344	8,932
Revenues recognized during the period	(6,118)	(5,152)
Balance at end of period	$26,469	$12,733
As of March 31, 2014, deferred revenues included $23.7 million related to dry-lease revenues for certain helicopters leased by the Company to Aeróleo Taxi Aero S/A (“Aeróleo”), its Brazilian joint venture. The deferral originated from difficulties experienced by Aeróleo following Petróleo Brasileiro S.A.’s (“Petrobras Brazil”) cancellation of certain contract awards for a number of AW139 medium helicopters under dry-lease from the Company, and the deferral continues as a result of financial difficulties at Aeróleo. The Company will recognize revenues as cash is received or earlier should future collectability become reasonably assured. All costs and expenses related to these dry-leases were recognized as incurred.
As of March 31, 2014, deferred revenues also included $2.4 million related to dry-lease revenues for certain helicopters leased by the Company to a customer in India. The deferral resulted from the customer having its operating certificate revoked for a period of time and therefore being unable to operate. The certificate has since been reinstated but uncertainty still remains regarding the collectability of the dry-lease revenues due to the customer’s short-term liquidity issues. The Company will recognize revenues as cash is received or earlier should future collectability become reasonably assured. All costs and expenses related to these dry-leases were recognized as incurred.

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
The Company’s financial assets and liabilities as of March 31, 2014 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
LIABILITIES
Derivative instruments (included in other current liabilities) (1)	—	$529	—
____________________
(1) The fair value of the Company’s derivative instruments was estimated using market data gathered by a third party financial institution, adjusted for market and credit risks applicable to the Company.
The estimated fair values of the Company’s other financial assets and liabilities as of March 31, 2014 were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$22,290	$22,290	$—	$—
Notes receivable from other business ventures (included in other receivables and other assets)	133	133	—	—
LIABILITIES
Long-term debt, including current portion	281,542	—	298,501	—
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
In 2011, the Company entered into two interest rate swap agreements maturing in 2014 and 2015 that call for the Company to pay fixed interest rates of 1.67% and 1.83% on an aggregate notional value of $31.8 million and receive a variable interest rate based on LIBOR on these notional values. The general purpose of these interest rate swap agreements is to provide protection against increases in interest rates, which might lead to higher interest costs for the Company. The fair value of these derivative instruments at March 31, 2014 and December 31, 2013 was a liability of $0.5 million and $0.6 million, respectively. The Company recognized a gain of $0.1 million and losses of less than $0.1 million on these derivative instruments for the three months ended March 31, 2014 and 2013, respectively.

4.	ESCROW DEPOSITS
In March 2014, the Company sold a B212 medium helicopter for cash proceeds totaling $3.0 million, net of fees. The sales transaction was treated as a tax-free like-kind exchange under Section 1031 under IRS regulations for tax purposes whereby all of the proceeds are held by a qualified intermediary and reflected as an escrow deposit in the consolidated balance sheet as of March 31, 2014. A qualified property has been identified to complete the like-kind exchange under Section 1031 prior to expiration of the 45-day period subsequent to the closing date.

5. EQUIPMENT ACQUISITIONS AND DISPOSITIONS
During the three months ended March 31, 2014, capital expenditures were $18.8 million and consisted primarily of helicopter acquisitions and deposits on future helicopter deliveries. The Company records helicopter acquisitions in Property and Equipment and places helicopters in service once all completion work has been finalized and the helicopters are ready for use. One AW139 medium helicopter was delivered in March 2014 but not yet operational as of March 31, 2014. A summary of changes to our operating helicopter fleet during the three months ended March 31, 2014 is as follows:
Equipment Additions. The Company placed two AW139 helicopters into service, both of which were delivered in the current year.
Equipment Dispositions. The company disposed of two medium helicopters.
During the first quarter of 2014, the Company sold or otherwise disposed of property and equipment for proceeds of $3.6 million and recognized gains of $2.9 million.

6.	INCOME TAXES
The following table shows the effective income tax rate on continuing operations:

	Three Months Ended March 31,
	2014	2013
Statutory rate	35.0%	35.0%
Non-deductible expenses (1)	1.5%	(0.1)%
Noncontrolling interest	0.4%	0.4%
State taxes	2.1%	2.0%
Effective tax rate	39.0%	37.3%
____________________
(1) Non-deductible expenses are related primarily to share-based compensation payments.

7.	LONG-TERM DEBT
The Company’s borrowings as of the dates indicated were as follows (in thousands):

	March 31, 2014	December 31, 2013
7.750% Senior Notes (excluding unamortized discount)	$200,000	$200,000
Senior Secured Revolving Credit Facility	55,000	55,000
Promissory Notes	29,613	30,311
	284,613	285,311
Less: Portion due with one year	(2,787)	(2,787)
Less: Debt discount, net	(3,071)	(3,133)
Total Long-Term Debt	$278,755	$279,391
7.750% Senior Notes. On December 7, 2012, the Company issued $200.0 million aggregate principal amount of its 7.750% senior unsecured notes due December 15, 2022 (the “7.750% Senior Notes”) and received net proceeds of $191.9 million. Interest on the 7.750% Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year.
Amended and Restated Senior Secured Revolving Credit Facility. On March 31, 2014, the Company entered into an amended and restated senior secured revolving credit facility (the “Revolving Credit Facility”) that matures in March 2019. The Revolving Credit Facility provides the Company with the ability to borrow up to $300.0 million with a sub-limit of up to $50.0 million for letters of credit and amends and restates the Company’s $200.00 million senior secured revolving credit facility (the “Prior Credit Facility”). Subject to the satisfaction of certain conditions precedent and the agreement by the lenders, the Revolving Credit Facility includes an "accordion" feature which, if exercised, will increase total commitments by up to $100.0 million. The Company’s availability under the revolving Credit Facility may be limited by the terms of the 7.750% Senior Notes. Advances under the Revolving Credit Facility at the closing were used to refinance indebtedness incurred under the Prior Credit Facility.

Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s election, either a “base rate” or LIBOR, as defined, plus an applicable margin. The applicable margin is based on the Company’s ratio of funded debt to EBITDA, as defined, and ranges from 75 to 200 basis points on the “base rate” margin and 175 to 300 basis points on the LIBOR margin. The applicable margin as of March 31, 2014, was 75 basis points on the “base rate” margin and 175 basis points on the LIBOR margin. In addition, the Company is required to pay a quarterly commitment fee based on the average unfunded portion of the committed amount at a rate based on the Company’s ratio of funded debt to EBITDA, as defined, that ranges from 37.5 to 50 basis points. As of March 31, 2014, the commitment fee was 37.5 basis points.
The obligations under the Revolving Credit Facility are secured by a portion of the Company’s helicopter fleet and the Company’s other tangible and intangible assets and are guaranteed by the Company’s wholly owned U.S. subsidiaries. The Revolving Credit Facility contains various restrictive covenants including interest coverage, funded debt to EBITDA, and fair market value of mortgaged helicopters plus accounts receivable and inventory to funded debt, as well as other customary covenants including certain restrictions on the Company’s ability to enter into certain transactions, including those that could result in the incurrence of additional indebtedness and liens, the making of loans, guarantees or investments, sales of assets, payments of dividends or repurchases of capital stock, and entering into transactions with affiliates.
As of March 31, 2014, the Company had $55.0 million of outstanding borrowings under the Revolving Credit Facility. As of March 31, 2014, the remaining availability under this facility was $244.3 million, net of issued letters of credit of $0.7 million. In connection with the amendment of the Revolving Credit Facility, the Company incurred debt issuance costs of $2.4 million that are included as deferred debt issuance cost in other assets on the condensed consolidated balance sheet which the Company will amortize as interest expense in the condensed consolidated statement of operations over the life of the Revolving Credit Facility.
Promissory Notes. During the three months ended March 31, 2014, the Company made scheduled payments on other long-term debt of $0.7 million.

8.	COMMITMENTS AND CONTINGENCIES
Fleet
The Company’s unfunded capital commitments as of March 31, 2014 consisted primarily of agreements to purchase helicopters and totaled $326.3 million, of which $83.4 million is payable during the remainder of 2014 with the balance payable through 2017. The Company also had $2.3 million of deposits paid on options not yet exercised. The Company may terminate $147.4 million of its total commitments (inclusive of deposits paid on options not yet exercised) without further liability other than liquidated damages of $9.7 million in the aggregate.
Included in these commitments are orders to purchase ten AW189 heavy helicopters, four S92 heavy helicopters, one AW139 medium helicopter, and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered in 2014 through 2017. The S92 helicopters are scheduled to be delivered in 2016 and 2017. The AW139 helicopter is scheduled to be delivered by mid-year 2014. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company had outstanding options to purchase up to an additional ten AW189 helicopters, five S92 helicopters, and four AW139 helicopters. If these options were exercised, the helicopters would be scheduled for delivery beginning in 2015 through 2018.
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

9.	EARNINGS PER COMMON SHARE
Basic earnings per common share of the Company are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share of the Company are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the if-converted method and/or treasury method. Dilutive securities for this purpose assumes all common shares have been issued and outstanding during the relevant periods pursuant to the conversion of all outstanding Series A preferred stock, restricted stock grants have vested and common shares have been issued pursuant to the exercise of outstanding stock options.

Computations of basic and diluted earnings per common share of the Company were as follows (in thousands, except share data):

	Three Months Ended March 31,
	2014	2013
Net Income Attributable to Common Shares	$4,445	$5,973
Shares:
Weighted average number of common shares outstanding—basic	20,217,690	21,454,396
Assumed conversion of Series A Preferred Stock (1)	—	—
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method (2)	335,847	—
Weighted average number of common shares outstanding—diluted	20,553,537	21,454,396

Basic Earnings per Common Share	$0.22	$0.28
Diluted Earnings per Common Share	$0.22	$0.28
____________________
(1) Excludes 2,009,659 weighted average common shares issuable upon the conversion of Series A preferred stock for the three month period ending March 31, 2013, as the effect of their inclusion in the computation would have been antidilutive.
(2) Excludes 47,208 weighted average common shares for certain share awards for the three month period ending March 31, 2013, as the effect of their inclusion would have been antidilutive.

10.	RELATED PARTY TRANSACTIONS
Prior to the Spin-off, as part of a consolidated group, certain costs and expenses of the Company were borne by SEACOR and charged to the Company. These costs and expenses are included in both operating expenses and administrative and general expenses in January 2013. In conjunction with the Spin-off, the Company entered into an Amended and Restated Transition Services Agreement with SEACOR. These costs are classified in administrative and general expenses. The costs are summarized as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Payroll costs for SEACOR personnel assigned to the Company and participation in SEACOR employee benefit plans, defined contribution plan and share award plans	$—	$5
Shared services allocation for administrative support	—	299
Shared services under the Amended and Restated Transition Services Agreement	798	562
	$798	$866
As of March 31, 2014, the Company recorded a payable due to SEACOR of $0.3 million.

11.	SHARE-BASED COMPENSATION
Transactions in connection with the Company’s share-based compensation plans during the three months ended March 31, 2014 were as follows:

Director stock awards granted	14,364
Restricted stock awards granted	106,086
Restricted stock awards canceled	1,500
Stock option activities:
Outstanding as of December 31, 2013	328,040
Granted	45,000
Exercised	(892)
Forfeited	—
Expired	—
Outstanding as of March 31, 2014	372,148
Shares available under the 2012 Incentive Plan as of March 31, 2014	3,201,048
Shares available under the 2013 Employee Stock Purchase Plan as of March 31, 2014	257,508
Total share-based compensation expense, which includes stock options, restricted stock and ESPP purchases, totaled $1.6 million for the three months ended March 31, 2014.
During the three months ended March 31, 2014, the Company awarded 120,450 shares of restricted stock at an average grant date fair value of $29.24 per share and granted 45,000 stock options. The following table shows the assumptions used to compute the share-based compensation expense for stock options granted during the three months ended March 31, 2014:

Risk free interest rate	1.75%
Expected life (years)	5
Volatility	39.62%
Dividend yield	—%
Weighted average exercise price of options granted	$29.24 per option
Weighted average grant-date fair value of options granted	$10.86 per option

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2013.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others:

•	dependence on, and the cyclical nature of, the offshore oil and gas industry;

•	dependence on oil and gas exploration and development activity in the areas where the Company operates;

•	fluctuations in worldwide prices of and demand for oil and natural gas;

•	the ability to successfully expand into other geographic and helicopter service markets;

•	the impact of increased U.S. and foreign government regulation and legislation, including potential government implemented moratoriums on drilling activities;

•	inherent risks in operating helicopters;

•	the failure to maintain an acceptable safety record;

•	the grounding of all or a portion of our fleet for extended periods of time or indefinitely;

•	reduction or cancellation of services for government agencies;

•	reliance on a small number of helicopter manufacturers and suppliers;

•
political instability, governmental action, war, acts of terrorism and changes in the economic condition in any foreign country where the Company does business, which may result in expropriation, nationalization, confiscation or deprivation of our assets or result in claims of a force majeure situation;

•	declines in the global economy and financial markets;

•	foreign currency exposure and exchange controls;

•	credit risk exposure;

•	the ongoing need to replace aging helicopters;

•	reliance on the secondary used helicopter market to dispose of older helicopters;

•	reliance on a small number of customers;

•	allocation of risk between the Company and its customers;

•	liability, legal fees and costs in connection with providing emergency response services;

•	risks associated with the Company’s debt structure;

•	operational and financial difficulties of the Company’s joint ventures and partners;

•	conflict with the other owners of the Company’s non-wholly owned subsidiaries and other equity investees;

•	adverse results of legal proceedings;

•	adverse weather conditions and seasonality;

•	adequacy of insurance coverage;

•	the attraction and retention of qualified personnel;

•	restrictions on the amount of foreign ownership of the Company’s common stock;

•	the effect of the Spin-off, including the ability of the Company to recognize the expected benefits from the Spin-off and the Company’s dependence on SEACOR’s performance under various agreements; and

•	various other matters and factors, many of which are beyond the Company’s control.

It is not possible to predict or identify all such factors. Consequently, the foregoing should not be considered a complete discussion of all potential risks or uncertainties. The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this Quarterly Report on Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s businesses, particularly those discussed in greater detail elsewhere herein and in Part I, Item 1A, “Risk Factors” of Era Group’s Annual Report on Form 10-K for the

year ended December 31, 2013 and Era Group’s subsequent Quarterly Reports on Form 10-Q and periodic reporting on Form 8-K (if any).
Overview
Our helicopters are primarily used to transport personnel to, from and between offshore oil and gas installations, drilling rigs and platforms. In addition, our helicopters service other missions including emergency search and rescue, air medical transport, firefighting support and Alaska flightseeing tours. We are one of the largest helicopter operators in the world, and we also provide helicopters and related services to third-party helicopter operators. In addition to our U.S. customers, we currently have customers in Brazil, India, Norway, Spain, Sweden, the United Kingdom and Uruguay.
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
Recent Events
EC225 Settlement Agreement
In April 2014, the Company entered into a settlement agreement with Airbus Helicopters (formerly Eurocopter), a division of Airbus Group (formerly European Aeronautic Defense and Space Company), with respect to the extended suspension of operations of the EC225 heavy helicopters in 2012 and 2013. The settlement agreement provides for certain service and product credit discounts, including credits that will be available to the Company for a period of four years to be applied against support services available from Airbus Helicopters covering spare parts, repair and overhaul, service bulletins, technical assistance or any other services available from Airbus Helicopters. The Company expects to be able to apply such service credits over the following six to ten quarters and such application will impact the Company’s statements of operations as a reduction in operating expenses if and as the credits are utilized.

Aeróleo Update
Since the acquisition of our interest in Aeróleo Taxi Aereo S/A (“Aeróleo”), it has faced several challenges with respect to generating revenues from the helicopters that are dry-leased from us. In July 2011, we entered into dry-leases with Aeróleo and mobilized AW139 medium helicopters in response to notification that Aeróleo was successful in its bid to place them on contract with Petroelo Brasileiro S.A. (“Petrobras Brazil”). In August 2011, Petrobras Brazil canceled the award for these AW139 helicopters in response to an accident involving an AW139 helicopter on contract with Petrobras Brazil from one of Aeróleo’s competitors. As a result, four of the AW139 helicopters under dry-lease to Aeróleo remained idle from August 2011 until late November 2012. In November 2012, in response to the suspension of the use of EC225 heavy helicopters, Petrobras Brazil contracted with Aeróleo to utilize these four AW139 helicopters. This contract ended on November 30, 2013 after the EC225 helicopters returned to service. These AW139 helicopters are scheduled to begin multi-year contracts with Petrobras Brazil commencing in October 2014, but are not currently under contract following the termination of the emergency tender contract.
During the suspension period, Petrobras Brazil alleged that the EC225 helicopters could not meet the terms of the contract and unilaterally attempted to suspend its EC225 helicopter contracts with Aeróleo and the other operators in Brazil from April 1, 2013 through the duration of the EC225 helicopter suspension. Aeróleo did not receive monthly payments for its EC225 helicopters under contract with Petrobras Brazil from April through late September and October, 2013. Aeróleo’s EC225 helicopters resumed flight operations as of November 2013.
Another Aeróleo customer, OGX Petroleo & Gas Participacoes SA (“OGX”), has experienced financial difficulties and has filed for bankruptcy protection. These financial difficulties could impair OGX's ability to pay its receivables to Aeróleo, which could, in turn, impair Aeróleo's ability to make its dry-lease payments owed to us and impact our revenue. As previously noted, we currently recognize revenues from Aeróleo only as cash is received.
In March 2012, we recorded an impairment charge of $5.9 million, net of tax, on our investment in and advances to Aeróleo resulting in a write-down of our investment to nil in 2012. As of March 31, 2014, we have deferred the recognition of $23.7 million of revenue owed by Aeróleo as a result of Aeróleo’s financial difficulties, and Aeróleo’s partners have contributed $9.2 million of shareholder debt to Aeróleo since March 2012 to address Aeróleo’s financial challenges. A continuation of any combination of these financial difficulties taken separately or together, may impede Aeróleo’s ability to pay for equipment leased from us, necessitate an infusion of capital from us to allow Aeróleo to continue to operate and, as a result, adversely impact our results of operations.
On February 15, 2014, definitive agreements were executed with respect to the transfer to a third party of the 50% economic interest and 80% voting interest held by the Company’s partner in Aeróleo. As consideration for the transfer of interests and the other terms and conditions of the transaction, Aeróleo will be required to make payment to affiliates of the transferring partner in the form of severance and partial repayment of shareholder loans that will likely require a capital infusion by the Company of approximately $2.0 million. The transaction remains subject to customary closing conditions, including receipt of required local regulatory approval, and is expected to close in the second half of 2014.  As a result of the transaction, the Company may be required to consolidate the financial results of Aeróleo in its financial statements following the consummation of the transactions.
Fleet Update
At March 31, 2014, we had unfunded capital commitments consisting primarily of agreements to purchase helicopters totaling $326.3 million, including ten AW189 heavy helicopters, four S92 heavy helicopters, one AW139 medium helicopter and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered in 2014 through 2017. The S92 helicopters are scheduled to be delivered in 2016 and 2017. The AW139 helicopter is scheduled to be delivered by mid-year 2014. Delivery dates for the AW169 helicopters have yet to be determined. In addition, we had outstanding options to purchase up to an additional ten AW189, five S92 helicopters, and four AW139 helicopters. If these options were exercised, the helicopters would be scheduled for delivery beginning in 2015 through 2018. One AW139 helicopter was delivered in March 2014 but not yet operational as of March 31, 2014.

Results of Operations

	Three Months Ended March 31,
	2014		2013
	$’000%		$’000%
Operating Revenues:
United States	67,322	85	53,042	78
Foreign	12,121	15	14,685	22
	79,443	100	67,727	100
Costs and Expenses:
Operating
Personnel	18,085	23	17,134	25
Repairs and maintenance	16,675	21	12,438	18
Insurance and loss reserves	2,628	3	2,481	4
Fuel	6,135	8	5,250	8
Leased-in equipment	237	—	430	1
Other	5,880	8	5,383	8
	49,640	63	43,116	64
Administrative and general	11,334	14	9,134	13
Depreciation	11,287	14	11,661	17
	72,261	91	63,911	94
Gains on Asset Dispositions and Impairments, Net	2,891	4	10,801	16
Operating Income	10,073	13	14,617	22
Other Income (Expense):
Interest income	145	—	147	—
Interest expense	(3,753)	(5)	(4,732)	(7)
SEACOR management fees	—	—	(168)	—
Derivative losses, net	(30)	—	(3)	—
Foreign currency losses, net	(57)	—	(259)	—
Other, net	—	—	3	—
	(3,695)	(5)	(5,012)	(7)
Income Before Income Tax Expense and Equity in Earnings (Losses) of 50% or Less Owned Companies	6,378	8	9,605	14
Income Tax Expense	2,503	3	3,578	5
Income Before Equity in Earnings (Losses) of 50% or Less Owned Companies	3,875	5	6,027	9
Equity in Earnings (Losses) of 50% or Less Owned Companies, Net of Tax	499	1	562	1
Net Income	4,374	6	6,589	10
Net Loss Attributable to Noncontrolling Interest	71	—	105	—
Net Income Attributable to Era Group Inc.	4,445	6	6,694	10
Accretion of Redemption Value on Series A Preferred Stock	—	—	721	1
Net Income Attributable to Common Shares	4,445	6	5,973	9

Operating Revenues by Service Line. The table below sets forth, for the periods indicated, the amount of operating revenues earned by service line.

	Three Months Ended March 31,
	2014		2013
	$’000%		$’000%
Operating Revenues:
Oil and Gas: (1)
U.S. Gulf of Mexico	49,141	62	36,141	53
Alaska	6,197	8	7,969	12
International	1,245	1	1,014	1
Total Oil and Gas	56,583	71	45,124	66
Dry-leasing	10,876	14	13,947	21
Search and Rescue	6,152	8	3,267	5
Air Medical Services	3,091	4	3,186	5
Flightseeing	—	—	—	—
FBO	2,842	3	2,295	3
Eliminations	(101)	—	(92)	—
	79,443	100	67,727	100
____________________
(1) Primarily oil and gas services, but also includes revenues from activities such as firefighting and utility support.

Current Year Quarter compared with Prior Year Quarter

Operating Revenues. Operating revenues were $11.7 million higher in the quarter ended March 31, 2014 (the “Current Year Quarter”) compared with the quarter ended March 31, 2013 (the “Prior Year Quarter”).
Operating revenues from oil and gas operations in the U.S. Gulf of Mexico were $13.0 million higher than the Prior Year Quarter primarily driven by an increase in fleet count and higher rates. Operating revenues from heavy helicopters increased $8.8 million due to the EC225 helicopters returning to service. Operating revenues from medium helicopters increased $2.8 million primarily due to increased charter activity at higher rates. Operating revenues from single engine helicopters increased $1.7 million due to increased utilization and higher rates. These increases were partially offset by a $0.5 million decrease in operating revenues from light twin helicopters due to lower utilization.
Operating revenues from oil and gas operations in Alaska decreased $1.8 million primarily due to lower rates and lower other revenues, as high rates and higher other revenues were earned in the Prior Year Quarter on short-term work related to a drillship running aground.
Operating revenues from international oil and gas operations were $0.2 million higher due to a contract in Uruguay that began in late January 2013 compared to a full quarter of operations in 2014.
Revenues from dry-leasing activities were $3.1 million lower primarily due to a $3.3 million decrease related to leases that ended since the Prior Year Quarter, of which $1.3 million related to helicopters that were subsequently sold. In addition, the Prior Year Quarter included $0.5 million of revenues related to an early termination penalty and $0.3 million related to short-term dry-leases that did not recur in the Current Year Quarter. These decreases were partially offset by a $1.0 million increase in revenue from our Brazilian joint venture, Aeróleo, and a customer in India. Revenues from Aeróleo and the customer in India are recognized on a cash receipts basis due to liquidity issues experienced by both customers.
Operating revenues from search and rescue ("SAR") activities increased $2.9 million due to new subscription customers, a third SAR helicopter being placed into service, and increased flight activity.
Operating revenues from air medical services decreased $0.1 million primarily due to the conclusion of a long-term hospital contract, partially offset by increased utilization and higher rates on an existing contract.
Operating revenues from fixed based operations ("FBO") activities increased $0.5 million due to increased fuel sales.
Operating Expenses.  Operating expenses were $6.5 million higher in the Current Year Quarter primarily driven by an increase in repairs and maintenance expense of $4.2 million due to the timing of repairs and increased power-by-hour expense related to the EC225 helicopters returning to service. Personnel costs increased $1.0 million due to higher headcount related to increased activity and pay scale and benefit adjustments related to a competitive labor market. Fuel expense increased $0.8 million due to the EC225 helicopters returning to service and increased fuel sales at the FBO. In addition, other operating expenses increased $0.5 million due to increased costs related to placing a third SAR helicopter in service.
Administrative and General. Administrative and general expenses were $2.2 million higher in the Current Year Quarter. Compensation costs increased $1.8 million due to increased restricted stock and stock option amortization related to changes in senior management and annual stock compensation grants and increased salary and benefits expense related to higher headcount and annual salary adjustments. In addition, professional services fee increased $0.3 million related to audit and tax advisory fees.
Depreciation.  Depreciation expense decreased $0.4 million primarily due to reduced depreciation on helicopters and related equipment sold since the Prior Year Quarter.
Gains on Asset Dispositions and Impairments, Net.  Gains on asset sales were $7.9 million less than in the Prior Year Quarter. During the Current Year Quarter, we sold two helicopters for total proceeds of $3.6 million, resulting in a gain of $2.9 million. In the Prior Year Quarter, we sold or otherwise disposed of six helicopters and related equipment for a gain of $10.8 million.
Operating Income. Operating income as a percentage of revenues was 13% in the Current Year Quarter and 22% in the Prior Year Quarter. Excluding gains on asset dispositions discussed above, operating income as a percentage of revenues was 9% in the Current Year Quarter compared with 6% in the Prior Year Quarter. Revenue increases outpaced the increase in expenses in the Current Year Quarter.
Interest Expense. Interest expense decreased $1.0 million primarily due to increased capitalized interest related to additional deposits on helicopter orders.
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
Foreign Exchange Losses. Foreign exchange losses were $0.2 million less than in the Prior Year Quarter. In 2013, we carried significantly higher Euro-denominated cash and accounts receivable balances resulting in increased losses when the U.S. dollar strengthened.
Income Tax Expense. Income tax expense decreased $1.1 million primarily due to lower pre-tax income in the Current Year Quarter.
Earnings per Common Share. Basic and diluted earnings per common share were $0.22 in the Current Year Quarter compared to $0.28 in the Prior Year Quarter. On an as adjusted basis, had the Spin-off occurred on January 1, 2013, basic and diluted earnings per common share would be as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2014	2013
Net Income Attributable to Common Shares	$4,445	$5,973

Earnings Per Common Share:
Basic	$0.22	$0.30
Diluted	$0.22	$0.30

Weighted Average Common Shares Outstanding:
Basic	20,217,690	19,915,590
Diluted	20,553,537	19,915,590

Fleet Count

	Owned (1)	Joint Ventured	Leased-in	Managed	Total	Max. Pass.(2)	Cruise Speed (mph)	Approx. Range (miles)	Average Age(3) (years)

Heavy:
EC225	9	—	—	—	9	19	162	582	4

Medium:
AW139	36	1	—	—	37	12	173	426	4
B212	10	—	—	—	10	11	115	299	35
B412	6	—	—	—	6	11	138	352	32
S76 A/A++	2	—	—	—	2	12	155	348	24
S76 C+/C++	5	—	—	1	6	12	161	348	7
	59	1	—	1	61

Light—twin engine:
A109	7	—	—	2	9	7	161	405	8
BK-117	—	—	2	1	3	9	150	336	N/A
EC135	17	—	2	1	20	7	138	288	6
EC145	3	—	—	1	4	9	150	336	6
	27	—	4	5	36

Light—single engine:
A119	17	7	—	—	24	7	161	270	7
AS350	35	—	—	—	35	5	138	361	17
	52	7	—	—	59
Total Fleet	147	8	4	6	165				12
____________________
(1) Excludes one AW139 helicopter that was fully paid for and delivered in March 2014 but not yet operational as of March 31, 2014.
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
As of March 31, 2014, we had unfunded capital commitments of $326.3 million, consisting primarily of agreements to purchase helicopters, including ten AW189 heavy helicopters, four S92 heavy helicopters, one AW139 medium helicopter, and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered in 2014 through 2017. The S92 helicopters are scheduled to be delivered in 2016 and 2017. The AW139 helicopter is scheduled to be delivered by mid-year 2014. Delivery dates for the AW169 helicopters have yet to be determined. Of these commitments, $83.4 million are payable in 2014, with the remaining commitments payable in 2015 through 2017, and $147.4 million (inclusive of deposits paid on options not yet exercised) may be terminated without further liability to us other than aggregate liquidated damages of $9.7 million. In addition, we had outstanding options to purchase up to an additional ten AW189 helicopters, five S92 helicopters and four AW139 helicopters. If these options were exercised, the helicopters would be delivered beginning in 2015 through 2018.
We expect to finance the remaining acquisition costs through a combination of cash on hand, cash provided by operating activities and borrowings under our Revolving Credit Facility.
Summary of Cash Flows

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cash flows provided by or (used in):
Operating Activities	$9,678	$17,877
Investing Activities	(18,036)	536
Financing Activities	(684)	(4,855)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3)	(31)
Net (Decrease) Increase in Cash and Cash Equivalents	$(9,045)	$13,527

Operating Activities
Cash flows provided by operating activities decreased by $8.2 million in the Current Year Quarter compared with the Prior Year Quarter. The components of cash flows provided by operating activities during the Current Year Quarter and Prior Year Quarter were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Operating income before depreciation and gains on asset dispositions, net	$18,469	$15,477
Changes in operating assets and liabilities before interest and income taxes	(10,814)	3,016
Cash settlements on derivative transactions, net	(122)	(117)
Interest paid, excluding capitalized interest	(652)	(708)
Income taxes refunded, net	1	2
SEACOR management fees	—	(168)
Other	2,796	375
Total cash flows provided by operating activities	$9,678	$17,877
Operating income before depreciation and gains on asset dispositions, net was $3.0 million higher in the Current Year Quarter compared with the Prior Year Quarter, primarily due to an increase in operating revenues of $11.7 million, partially offset by an increase in operating expenses and administrative and general expenses of $6.5 million and $2.2 million, respectively. See “Results of Operations” included above for an explanation of the main variances.
During the Current Year Quarter, changes in operating assets and liabilities before interest and income taxes used cash flows of $10.8 million, primarily due to an increase in accounts receivable. During the Prior Year Quarter, changes in operating assets and liabilities before interest and income taxes provided cash flows of $3.0 million.
SEACOR management fees were $0.2 million lower during the Current Year Quarter due to no longer being charged a management fee from SEACOR.
Cash flows provided by other operating activities were $2.4 million higher in the Current Year Quarter, primarily due to $2.1 million in equity award amortization and $1.0 million of capitalized interest.
Investing Activities
During the Current Year Quarter, net cash used in investing activities was $18.0 million primarily as follows:

•	Capital expenditures were $18.8 million, which consisted primarily of helicopter acquisitions and deposits on future helicopter deliveries.

•	Proceeds from the disposition of property and equipment were $3.6 million.

•	Deposits into escrow for like-kind exchange were $3.0 million.

•	Net principal payments on notes due from equity investees were $0.2 million.
During the Prior Year Quarter, net cash provided by investing activities was $0.5 million primarily as follows:

•	Capital expenditures, consisting primarily of helicopter acquisitions, were $19.4 million.

•	Proceeds from the disposition of property and equipment were $19.1 million.

•	Net principal payments on notes due from equity investees were $0.5 million.

•	Net principal payments from third-party notes receivable were $0.3 million.
Financing Activities
During the Current Year Quarter, net cash used in financing activities was $0.7 million primarily as follows:
•Net principal payments on long-term debt were $0.7 million.
During the Prior Year Quarter, net cash used in financing activities was $4.9 million primarily as follows:

•	Dividends paid on Series A preferred stock of $5.0 million.

•	Proceeds from SEACOR on the settlement of stock options of $0.7 million.

•	Net principal payments on long-term debt were $0.7 million.
Amended and Restated Senior Secured Revolving Credit Facility
On March 31, 2014, we entered into an amended and restated senior secured revolving credit facility (the “Revolving Credit Facility”) that matures in March 2019. The Revolving Credit Facility provides us with the ability to borrow up to $300.0 million with a sub-limit of up to $50.0 million for letters of credit and amends and restates our senior secured revolving credit facility providing for the ability to borrow up to $200.0 million (the “Prior Credit Facility”). Subject to the satisfaction of certain conditions precedent and the agreement by the lenders, the Revolving Credit Facility includes an "accordion" feature which, if exercised, will increase total commitments by up to $100.0 million. Our availability under the revolving Credit Facility may be limited by the terms of our 7.750% Senior Notes. Advances under the Revolving Credit Facility at the closing were used to refinance indebtedness incurred under the Prior Credit Facility.
Borrowings under our Revolving Credit Facility bear interest at a rate per annum equal to, at our election, either a “base rate” or LIBOR, as defined, plus an applicable margin. The applicable margin is based on our ratio of funded debt to EBITDA, as defined, and ranges from 75 to 200 basis points on the “base rate” margin and 175 to 300 basis points on the LIBOR margin. The applicable margin as of March 31, 2014, was 75 basis points on the “base rate” margin and 175 basis points on the LIBOR margin. In addition, we are required to pay a quarterly commitment fee based on the average unfunded portion of the committed amount at a rate based on our ratio of funded debt to EBITDA, as defined, that ranges from 37.5 to 50 basis points. As of March 31, 2014, the commitment fee was 37.5 basis points.
The obligations under our Revolving Credit Facility are secured by a portion of our helicopter fleet and our other tangible and intangible assets and are guaranteed by our wholly owned U.S. subsidiaries. The Revolving Credit Facility contains various restrictive covenants including interest coverage, funded debt to EBITDA, and fair market value of mortgaged helicopters plus accounts receivable and inventory to funded debt, as well as other customary covenants including certain restrictions on our ability to enter into certain transactions, including those that could result in the incurrence of additional indebtedness and liens, the making of loans, guarantees or investments, sales of assets, payments of dividends or repurchases of our capital stock, and entering into transactions with affiliates.
As of March 31, 2014, we had the ability to borrow an additional $244.3 million under the facility. In connection with the amendment of the Revolving Credit Facility, we incurred debt issuance costs of $2.4 million that are included as deferred debt issuance cost in other assets on the condensed consolidated balance sheet which we will amortize as interest expense in the condensed consolidated statement of operations over the life of the Revolving Credit Facility.
Senior Notes
On December 7, 2012, we completed an offering of $200.0 million aggregate principal amount of 7.750% Senior Notes due December 15, 2022. Interest on the notes is payable semi-annually in arrears on June 15 and December 15 of each year.
Short and Long-Term Liquidity Requirements
We anticipate that we will generate positive cash flows from operating activities and that these cash flows will be adequate to meet our working capital requirements. During the three months ended March 31, 2014, our cash provided by operating activities was $9.7 million. To support our capital expenditure program and/or other liquidity requirements, we may use operating cash flow, cash balances, proceeds from sales of assets, issue debt or equity, borrow under our Revolving Credit Facility or any combination thereof.
Our availability of long-term financing is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, capital expenditures and a reasonable return on investment. We believe that earning such operating profits will permit us to maintain access to favorably priced financing arrangements. Management will continue to closely monitor our liquidity and the capital and other financing markets.
Off-Balance Sheet Arrangements
On occasion, we and our partners will guarantee certain obligations on behalf of our joint ventures. As of March 31, 2014, we had no such guarantees in place.
Contractual Obligations and Commercial Commitments
For additional information about the Company's contractual obligations and commercial commitments, refer to “Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
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

For additional information about the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There has been no significant change in the Company’s exposure to market risk during the Current Year Quarter, except as described below.
As of March 31, 2014, we had non-U.S. dollar denominated capital purchase commitments of €152.8 million ($210.4 million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. Dollar equivalent of the non-hedged purchase commitment by $21.0 million.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2014. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, as of March 31, 2014.
During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
We have been evaluating, designing and enhancing controls, including internal controls over financial reporting, related to processes that previously were handled by SEACOR and/or will continue for a limited time to be handled by SEACOR under the Amended and Restated Transition Services Agreement, information systems support, cash disbursement support, cash receipt processing and treasury management, and have been discussing these matters with our independent accountants and the Audit Committee of our Board of Directors. Based on these evaluations and discussions, we consider what revisions or improvements are necessary in order for us to conclude that our internal controls are effective. We are in the process of identifying areas where there may be a need for improvement in our internal controls, and following such process will design and implement controls and processes to address the issues identified through this review.

PART II—OTHER INFORMATION

ITEM 1A.     RISK FACTORS
For additional information about our risk factors, see “Risk Factors” in Item 1A of our 2013 Annual Report on Form 10-K, in Part II, and in our Current Reports on Form 8-K (if any).

ITEM 6.	EXHIBITS

10.1	Amended and Restated Senior Secured Revolving Credit Facility
31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
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

Era Group Inc. (Registrant)

DATE:	May 6, 2014	By:	/s/ Christopher S. Bradshaw
Christopher S. Bradshaw, Executive Vice President and Chief Financial Officer

DATE:	May 6, 2014	By:	/s/ Jennifer Whalen
Jennifer Whalen, Vice President and Chief Accounting Officer

EXHIBIT INDEX

10.1	Amended and Restated Senior Secured Revolving Credit Facility
31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

______________________

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.