Form 10-Q
period 2014-06-30
ERA GROUP INC.
filed 2014-08-08
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014              or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of July 31, 2014 was 20,343,277. The Registrant has no other class of common stock outstanding.

ERA GROUP INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ERA GROUP INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,940	$31,335
Receivables:
Trade, net of allowance for doubtful accounts of $3,104 and $3,101 in 2014 and 2013, respectively	52,582	38,137
Other, net of allowance for doubtful accounts of $437 in 2014 and 2013	2,078	4,374
Inventories, net	26,863	26,853
Deferred income taxes	1,991	2,347
Prepaid expenses and other	2,991	2,167
Escrow deposits	—	—
Total current assets	101,445	105,213
Property and equipment	1,116,678	1,066,958
Accumulated depreciation	(284,547)	(263,306)
Net property and equipment	832,131	803,652
Equity investments and advances	36,053	34,986
Goodwill	352	352
Other assets	15,868	14,380
Total assets	$985,849	$958,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$23,129	$13,293
Accrued wages and benefits	9,791	8,792
Accrued interest	950	772
Current portion of long-term debt	2,787	2,787
Derivatives	569	621
Accrued income taxes	236	613
Other current liabilities	4,258	3,267
Total current liabilities	41,720	30,145
Long-term debt	278,023	279,391
Deferred income taxes	214,117	209,574
Other liabilities	3,120	3,412
Total liabilities	536,980	522,522
Equity:
Era Group Inc. stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,343,277 outstanding in 2014 and 20,189,895 outstanding in 2013, exclusive of treasury shares	204	202
Additional paid-in capital	425,010	421,310
Retained earnings	24,346	14,680
Treasury shares, at cost, 18,409 and 4,350 shares in 2014 and 2013, respectively	(547)	(113)
Accumulated other comprehensive income, net of tax	146	176
	449,159	436,255
Noncontrolling interest in subsidiary	(290)	(194)
Total equity	448,869	436,061
Total liabilities and stockholders’ equity	$985,849	$958,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Operating revenues	$86,580	$74,237	$166,023	$141,964
Costs and expenses:
Operating	54,679	46,945	104,319	90,061
Administrative and general	10,065	9,545	21,399	18,679
Depreciation	11,425	11,431	22,712	23,092
	76,169	67,921	148,430	131,832
Gains on asset dispositions, net	3,139	4,476	6,030	15,277
Operating income	13,550	10,792	23,623	25,409
Other income (expense):
Interest income	143	150	288	297
Interest expense	(3,840)	(4,613)	(7,593)	(9,345)
SEACOR management fees	—	—	—	(168)
Derivative gains (losses), net	(11)	21	(41)	18
Note receivable impairment	(2,457)	—	(2,457)	—
Foreign currency gains (losses), net	21	315	(36)	56
Other, net	13	9	13	12
	(6,131)	(4,118)	(9,826)	(9,130)
Income before income tax expense and equity earnings (losses)	7,419	6,674	13,797	16,279
Income tax expense	2,759	2,398	5,262	5,976
Income before equity earnings (losses)	4,660	4,276	8,535	10,303
Equity earnings (losses), net of tax	536	674	1,035	1,236
Net income	5,196	4,950	9,570	11,539
Net loss attributable to noncontrolling interest in subsidiary	25	105	96	210
Net income attributable to Era Group Inc.	5,221	5,055	9,666	11,749
Accretion of redemption value on Series A preferred stock	—	—	—	721
Net income attributable to common shares	$5,221	$5,055	$9,666	$11,028

Earnings per common share:
Basic	$0.26	$0.25	$0.48	$0.53
Diluted	$0.26	$0.25	$0.48	$0.53

Weighted average common shares outstanding:
Basic	20,342,413	20,140,105	20,277,665	20,793,529
Diluted	20,397,913	20,140,105	20,329,250	20,793,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$5,196	$4,950	$9,570	$11,539
Other comprehensive income:
Foreign currency translation adjustments	(52)	64	(54)	(98)
Income tax benefit (expense)	23	(23)	24	34
	(29)	41	(30)	(64)
Comprehensive income	5,167	4,991	9,540	11,475
Comprehensive loss attributable to noncontrolling interest in subsidiary	25	105	96	210
Comprehensive income attributable to Era Group Inc.	$5,192	$5,096	$9,636	$11,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited, in thousands)

						Non- controlling Interest In Subsidiary	Total Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income
December 31, 2013	$202	$421,310	$14,680	$(113)	$176	$(194)	$436,061
Issuance of common stock:
Restricted stock grants	2	(2)	—	—	—	—	—
Exercise of stock options	—	320	—	—	—	—	320
Employee Stock Purchase Plan	—	516	—	—	—	—	516
Share award amortization	—	1,639	—	—	—	—	1,639
Stock option amortization	—	483	—	—	—	—	483
Employee Stock Purchase Plan amortization	—	182	—	—	—	—	182
Cancellation of restricted stock	—	256	—	(434)	—	—	(178)
Tax benefit from share award plans	—	306	—	—	—	—	306
Net income (loss)	—	—	9,666	—	—	(96)	9,570
Currency translation adjustments, net of tax	—	—	—	—	(30)	—	(30)
June 30, 2014	$204	$425,010	$24,346	$(547)	$146	$(290)	$448,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$31,283	$27,774
Cash flows from investing activities:
Purchases of property and equipment	(52,133)	(30,643)
Proceeds from disposition of property and equipment	6,978	38,492
Principal payments on notes due from equity investees	324	713
Principal payments on third party notes receivable	273	551
Escrow deposits, net	—	(16,010)
Net cash used in investing activities	(44,558)	(6,897)
Cash flows from financing activities:
Payments on long-term debt	(1,491)	(16,394)
Proceeds from issuance of long-term debt	—	15,000
Revolving Credit Facility issuance costs	(2,393)	—
Exercise of stock options	320	535
Proceeds from Employee Stock Purchase Plan	516	—
Dividends paid on Series A preferred stock	—	(4,953)
Proceeds from SEACOR on the settlement of stock options	—	706
Net cash used in financing activities	(3,048)	(5,106)
Effects of exchange rate changes on cash and cash equivalents	(72)	69
Net (decrease) increase in cash and cash equivalents	(16,395)	15,840
Cash and cash equivalents, beginning of period	31,335	11,505
Cash and cash equivalents, end of period	$14,940	$27,345
Supplemental cash flow information:
Cash paid during the period for:
Interest	$8,939	$9,993
Income taxes	$681	$36

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICY
The condensed consolidated financial statements include the accounts of Era Group Inc. and its consolidated subsidiaries (collectively referred to as the “Company”). The condensed consolidated financial information for the three and six months ended June 30, 2014 and 2013, has been prepared by the Company and has not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of June 30, 2014, its results of operations for the three and six months ended June 30, 2014 and 2013, its comprehensive income for the three and six months ended June 30, 2014 and 2013, its changes in equity for the six months ended June 30, 2014, and its cash flows for the six months ended June 30, 2014 and 2013. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
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
During the quarter ended June 30, 2014, the Company identified errors associated with the classification of certain cash inflows and outflows disclosed within the condensed consolidated statement of cash flows for the three-month period ended March 31, 2014.  The errors were primarily due to the fact that cash outflows of $2.1 million associated with amounts paid for debt issuance costs in connection with the amendment of the Revolving Credit Facility as of March 31, 2014 were classified within net cash provided by operating activities rather than cash flows from financing activities and cash inflows of $0.5 million associated with amounts received from employees under the Employee Stock Purchase Plan (“ESPP”) as of March 31, 2014 were classified within net cash provided by operating activities rather than cash flows from financing activities.  Consequently, we have corrected immaterial errors in the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2014 by increasing net cash provided by operating activities by $1.6 million and increasing net cash used in financing activities by the same amount.  For the three months ended March 31, 2014, the Company reported cash provided by operating activities of $9.7 million and cash used in financing activities of $0.7 million. As a result of this correction, cash provided by operating activities should have been $11.3 million, and cash used in financing activities should have been $2.3 million. The correction of these errors does not impact the net change in cash and cash equivalents, has no impact on net income and is not material to our previously reported condensed consolidated statements of cash flows for the three months ended March 31, 2014.
Certain of the Company’s operations are subject to seasonal factors. Operations in the U.S. Gulf of Mexico are often at their highest levels from April to September, as daylight hours increase, and are at their lowest levels from November to February, as daylight hours decrease. The Company’s Alaskan operations also see an increase during May to September, as its firefighting and flightseeing operations occur during this time and daylight hours are significantly longer.
Basis of Consolidation. The consolidated financial statements include the accounts of Era Group Inc., its wholly-owned subsidiaries and entities that meet the criteria of Variable Interest Entities ("VIEs") of which the Company is the primary beneficiary. All significant inter-company accounts and transactions are eliminated in consolidation. Era do Brazil LLC is a VIE of which the Company is the primary beneficiary. Aeróleo Taxi Aereo S/A (“Aeróleo”) meets the criteria of a VIE, however, the Company is not the primary beneficiary.
Revenue Recognition. The Company recognizes revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenue that does not meet these criteria is deferred until the criteria are met. Deferred revenues and related activity during the three and six months ended June 30, 2014 and 2013, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$26,469	$12,733	$24,243	$8,953
Revenues deferred during the period	8,568	9,277	16,912	18,209
Revenues recognized during the period	(6,560)	(6,390)	(12,678)	(11,542)
Balance at end of period	$28,477	$15,620	$28,477	$15,620
As of June 30, 2014, deferred revenues included $26.7 million related to dry-lease revenues for certain helicopters leased by the Company to Aeróleo, its Brazilian joint venture. The deferral originated from difficulties experienced by Aeróleo following Petróleo Brasileiro S.A.’s (“Petrobras Brazil”) cancellation of certain contract awards for a number of AW139 medium helicopters under dry-lease from the Company, and the deferral continues as a result of financial difficulties at Aeróleo. The Company will recognize revenues as cash is received or earlier should future collectability become reasonably assured. All costs and expenses related to these dry-leases were recognized as incurred.
As of June 30, 2014, deferred revenues also included $1.8 million related to dry-lease revenues for certain helicopters leased by the Company to a customer in India. The deferral resulted from the customer having its operating certificate revoked for a period of time and therefore being unable to operate. The certificate has since been reinstated but uncertainty still remains regarding the collectability of the dry-lease revenues due to the customer’s short-term liquidity issues. The Company will recognize revenues as cash is received or earlier should future collectability become reasonably assured. All costs and expenses related to these dry-leases were recognized as incurred.
Receivables. Customers are primarily major integrated and independent exploration and production companies, hospitals, international helicopter operators and the U.S. government. Customers are typically granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Receivables are deemed uncollectible and removed from receivables and the allowance for doubtful accounts when collection efforts have been exhausted. During the second quarter of 2014, the Company recorded a pre-tax $2.5 million impairment on a note receivable extended as a loan to a foreign company to facilitate the establishment of a helicopter operating certificate in connection with the joint submission of bids for international contracts.
New Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which will base revenue recognition on the contract between a vendor and customer and will require reporting entities to allocate the transaction price to various performance obligations in a contract and recognize revenue when those performance obligations are satisfied. ASU 2014-09 will be effective for annual periods beginning after December 15, 2016, and any interim periods within that period. Early adoption is not permitted. The Company is currently evaluating the potential impact and the method of the adoption of ASU 2014-09 on its consolidated financial statements.

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
The Company’s financial assets and liabilities as of June 30, 2014 and December 31, 2013 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
June 30, 2014
LIABILITIES
Derivative instruments(1)	$—	$569	$—

December 31, 2013
LIABILITIES
Derivative instruments(1)	$—	$621	$—
____________________

(1)	The fair value of the Company’s derivative instruments was estimated using market data gathered by a third party financial institution, adjusted for market and credit risks applicable to the Company.
The estimated fair values of the Company’s other financial assets and liabilities as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2014
ASSETS
Cash and cash equivalents	$14,940	$14,940	$—	$—
Notes receivable from other business ventures (included in other receivables and other assets)	97	97	—	—
LIABILITIES
Long-term debt, including current portion	280,810	—	299,277	—

December 31, 2013
ASSETS
Cash and cash equivalents	$31,335	$31,335	$—	$—
Notes receivable from other business ventures (included in other receivables and other assets)	169	169	—	—
LIABILITIES
Long-term debt, including current portion	282,178	—	297,399	—
The carrying values of cash and cash equivalents, receivables, notes receivable from other business ventures and accounts payable approximate fair value. The fair value of the Company’s long-term debt was estimated using discounted cash flow analyses based on estimated current rates for similar types of arrangements. Considerable judgment was required in developing certain of the estimates of fair value and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

3.	DERIVATIVE INSTRUMENTS
In 2011, the Company entered into two interest rate swap agreements maturing in 2014 and 2015 that call for the Company to pay fixed interest rates of 1.67% and 1.83% on an aggregate notional value of $31.8 million and receive a variable interest rate based on LIBOR on these notional values. The general purpose of these interest rate swap agreements is to provide protection against increases in interest rates, which might lead to higher interest costs for the Company. The fair value of these derivative instruments at June 30, 2014 and December 31, 2013 was a liability of $0.4 million and $0.6 million, respectively. The Company recognized gains of $0.1 million and $0.1 million on these derivative instruments for the three months ended June 30, 2014 and 2013, respectively, and gains of $0.2 million and $0.3 million for the six months ended June 30, 2014 and 2013, respectively. These gains are included in derivative gains (losses), net on the condensed consolidated statements of operations.
From time to time, the Company enters into forward exchange option contracts as a hedge against foreign currency payment commitments and anticipated transaction exposures. All derivatives are recognized as assets or liabilities and marked to fair value each period. The Company does not use financial instruments for trading or speculative purposes. None of the Company’s derivative instruments contain credit-risk-related contingent features, and counterparties to the derivative contracts are high credit quality financial institutions.
The Company entered into forward contracts during the second quarter of 2014 to mitigate its exposure to exchange rate fluctuations on euro-denominated aircraft purchase commitments. The Company has not designated these contracts as hedges for accounting purposes. The Company recorded a loss of $0.1 million on these derivative instruments during the three and six months ended June 30, 2014. This loss is included in foreign currency gains (losses) in the condensed consolidated statements of operations.

4.	ESCROW DEPOSITS
From time to time, the Company enters into Qualified Exchange Accommodation Agreements with a third party to meet the like-kind exchange requirements of Section 1031 of the Internal Revenue Code (“IRC”) and the provisions of Revenue Procedure 2000-37. In accordance with these provisions, the Company is permitted to deposit proceeds from the sale of assets into escrow accounts for the purpose of acquiring other assets and qualifying for the temporary deferral of taxable gains realized. Consequently, the Company establishes escrow accounts with financial institutions for the deposit of funds received on sales of equipment, which are designated for replacement property within a specified period of time. As of June 30, 2014 and 2013, there were no deposits in like-kind exchange escrow accounts.
In March 2014 and May 2014, the Company sold two B212 medium helicopters for cash proceeds totaling $6.4 million, net of fees. The sales transactions were treated as tax-free like-kind exchanges for tax purposes under section 1031 of the IRC whereby proceeds are held by a qualified intermediary until qualified assets are delivered. A qualifying property was not identified for the March 2014 sale prior to the expiration of the 45-day period subsequent to the closing date. As a result, the proceeds of $3.0 million were returned to the Company, and the sale was treated as a taxable event. The Company identified a qualifying property for the May 2014 sale within the 45-day period subsequent to the closing date, and the like-kind exchange was completed prior to expiration of the 180-day period subsequent to the closing date.
5. EQUIPMENT ACQUISITIONS AND DISPOSITIONS
During the six months ended June 30, 2014, capital expenditures were $52.1 million and consisted primarily of helicopter acquisitions and deposits on future helicopter deliveries. During the three and six months ended June 30, 2014, the Company capitalized interest of $1.1 million and $2.1 million, respectively. During the three and six months ended June 30, 2013, the Company capitalized interest of $0.2 million and $0.4 million, respectively. Included in construction in progress, which is a component of property and equipment, as of June 30, 2014 and December 31, 2013 was capitalized interest of $2.7 million and $1.4 million, respectively. The Company records helicopter acquisitions in property and equipment and places helicopters in service once all completion work has been finalized and the helicopters are ready for use. One AW139 medium helicopter was delivered in May 2014 but not yet operational as of June 30, 2014. A summary of changes to our operating helicopter fleet during the six months ended June 30, 2014 is as follows:
Equipment Additions. The Company placed three AW139 helicopters into service, all of which were delivered in the current year.
Equipment Dispositions. The company disposed of three medium helicopters.
During the three months ended June 30, 2014 and 2013, the Company sold or otherwise disposed of property and equipment for proceeds of $3.4 million and $18.1 million, respectively, and recognized gains of $3.1 million and $4.5 million, respectively. During the six months ended June 30, 2014 and 2013, the Company sold or otherwise disposed of property and equipment for proceeds of $7.0 million and $38.5 million, respectively, and recognized gains of $6.0 million and $15.3 million, respectively.

6.	INCOME TAXES
The following table shows the effective income tax rate on operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Statutory rate	35.0%	35.0%	35.0%	35.0%
Non-deductible expenses (1)	0.2%	0.2%	0.7%	—
Noncontrolling interest	0.1%	0.6%	0.2%	0.5%
State taxes	2.3%	0.1%	2.2%	1.2%
Effective tax rate	37.6%	35.9%	38.1%	36.7%
____________________

(1)	Non-deductible expenses are related primarily to the ESPP.

7.	LONG-TERM DEBT
The Company’s borrowings as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014	December 31, 2013
7.750% senior notes (excluding unamortized discount)	$200,000	$200,000
Senior secured revolving credit facility	55,000	55,000
Promissory notes	28,819	30,311
	283,819	285,311
Less: portion due with one year	(2,787)	(2,787)
Less: debt discount, net	(3,009)	(3,133)
Total long-term debt	$278,023	$279,391
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
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at the Company’s election, either a “base rate” or LIBOR, as defined, plus an applicable margin. The applicable margin is based on the Company’s ratio of funded debt to EBITDA, as defined, and ranges from 75 to 200 basis points on the “base rate” margin and 175 to 300 basis points on the LIBOR margin. The applicable margin as of June 30, 2014 was 75 basis points on the “base rate” margin and 175 basis points on the LIBOR margin. In addition, the Company is required to pay a quarterly commitment fee based on the average unfunded portion of the committed amount at a rate based on the Company’s ratio of funded debt to EBITDA, as defined, that ranges from 37.5 to 50 basis points. As of June 30, 2014, the commitment fee was 37.5 basis points.
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
As of June 30, 2014, the Company had $55.0 million of outstanding borrowings under the Revolving Credit Facility, and the remaining availability was $244.3 million, net of issued letters of credit of $0.7 million. In connection with the amendment of the Revolving Credit Facility, the Company incurred debt issuance costs of $2.4 million. Such costs are included in other assets on the condensed consolidated balance sheets and are amortized to interest expense in the condensed consolidated statements of operations over the life of the Revolving Credit Facility.
Promissory Notes. During the six months ended June 30, 2014, the Company made scheduled payments on other long-term debt of $1.5 million.

8.	COMMITMENTS AND CONTINGENCIES
Fleet. The Company’s unfunded capital commitments as of June 30, 2014 consisted primarily of agreements to purchase helicopters and totaled $299.8 million, of which $66.4 million is payable during the remainder of 2014 with the balance payable through 2017. The Company also had $2.3 million of deposits paid on options not yet exercised. The Company may terminate $146.3 million of its total commitments (inclusive of deposits paid on options not yet exercised) without further liability other than liquidated damages of $9.6 million in the aggregate.

Included in these commitments are orders to purchase ten AW189 heavy helicopters, four S92 heavy helicopters and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered in 2014 through 2017. The S92 helicopters are scheduled to be delivered in 2015 through 2017. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company had outstanding options to purchase up to an additional ten AW189 helicopters, five S92 helicopters, and four AW139 helicopters. If these options were exercised, the helicopters would be scheduled for delivery beginning in 2015 through 2018.
Other. In the normal course of its business, the Company becomes involved in various litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates of that exposure could occur, but the Company does not expect such changes in estimated costs would have a material effect on its consolidated financial position, results of operations or cash flows.
In April 2014, the Company entered into a settlement agreement with Airbus Helicopters (formerly Eurocopter), a division of Airbus Group (formerly European Aeronautic Defense and Space Company), with respect to the extended suspension of operations of the EC225 heavy helicopters in 2012 and 2013. The settlement agreement provides for certain service and product credit discounts, including credits that will be available to the Company for a period of four years to be applied against support services available from Airbus Helicopters covering spare parts, repair and overhaul, service bulletins, technical assistance or any other services available from Airbus Helicopters. The Company expects to be able to apply such service credits over the following six to ten quarters and such credits will be recognized in the Company’s statements of operations as a reduction in operating expenses in the periods utilized.  During the three months ended June 30, 2014, credits in the amount of $1.6 million were utilized.

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
Computations of basic and diluted earnings per common share of the Company were as follows (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to common shares	$5,221	$5,055	$9,666	$11,028
Shares:
Weighted average number of common shares outstanding—basic	20,342,413	20,140,105	20,277,665	20,793,529
Assumed conversion of Series A Preferred Stock (1)	—	—	—	—
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method (2)	55,500	—	51,585	—
Weighted average number of common shares outstanding—diluted	20,397,913	20,140,105	20,329,250	20,793,529

Earnings per common share:
Basic	$0.26	$0.25	$0.48	$0.53
Diluted	$0.26	$0.25	$0.48	$0.53
____________________

(1)
Excludes weighted average common shares of 0 for the three months ended June 30, 2014 and 2013 and 0 and 1,209,318 for the six months ended June 30, 2014 and 2013, respectively, that were issuable upon the conversion of Series A preferred stock as the effect of their inclusion in the computation would have been antidilutive.

(2)
Excludes weighted average common shares of 0 and 339,258 for the three months ended June 30, 2014 and 2013, respectively, and 0 and 194,122 for the six months ended June 30, 2014 and 2013, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.

10.	RELATED PARTY TRANSACTIONS
Prior to the Spin-off, as part of a consolidated group, certain costs and expenses of the Company were borne by SEACOR and charged to the Company. These costs and expenses are included in both operating expenses and administrative and general expenses through January 2013. In conjunction with the Spin-off, the Company entered into an Amended and Restated Transition Services Agreement with SEACOR. These costs are classified in administrative and general expenses and are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Payroll costs for SEACOR personnel assigned to the Company and participation in SEACOR employee benefit plans, defined contribution plan and share award plans	$—	$—	$—	$5
Shared services allocation for administrative support	—	—	—	299
Shared services under the Amended and Restated Transition Services Agreement	750	843	1,548	1,405
	$750	$843	$1,548	$1,709
As of June 30, 2014, the Company recorded a payable due to SEACOR of $0.6 million. During the six months ended June 30, 2014 and 2013, the Company recorded management fees to SEACOR $0 and $0.2 million, respectively.

11.	SHARE-BASED COMPENSATION
Transactions in connection with the Company’s share-based compensation plans during the six months ended June 30, 2014 were as follows:

Director stock awards granted	14,364
Restricted stock awards granted	112,686
Restricted stock awards canceled	8,650
Stock option activities:
Outstanding as of December 31, 2013	328,040
Granted	45,000
Exercised	(15,892)
Forfeited	—
Expired	(15,000)
Outstanding as of June 30, 2014	342,148
Shares available under the 2012 Incentive Plan as of June 30, 2014	3,216,598
Shares available under the 2013 Employee Stock Purchase Plan as of June 30, 2014	275,508
Total share-based compensation expense, which includes stock options, restricted stock and the ESPP, was $2.3 million for the six months ended June 30, 2014.
During the six months ended June 30, 2014, the Company awarded 127,050 shares of restricted stock at an average grant date fair value of $29.23 per share and granted 45,000 stock options. The following table shows the assumptions used to compute the share-based compensation expense for stock options granted during the six months ended June 30, 2014:

Risk free interest rate	1.75%
Expected life (years)	5
Volatility	39.62%
Dividend yield	—%
Weighted average exercise price of options granted	$29.24 per option
Weighted average grant-date fair value of options granted	$10.86 per option

12.	GUARANTORS OF SECURITIES
On December 7, 2012, Era Group issued $200.0 million aggregate principal amount of its 7.750% Senior Notes. Era Group’s payment obligations under the 7.750% Senior Notes are jointly and severally guaranteed by all of Era Group's existing 100% owned U.S. subsidiaries that guarantee the Revolving Credit Facility and its future U.S. subsidiaries that guarantee the Revolving Credit Facility or other material indebtedness Era Group may incur in the future (the “Guarantors”). All the Guarantors currently guarantee the Revolving Credit Facility, and the guarantees of the Guarantors are full and unconditional and joint and several. Era Group has no independent assets or operations, and subsidiaries of Era Group other than the Guarantors are minor. In addition, there are no significant restrictions on the ability of Era Group or any Guarantor to obtain funds from its subsidiaries by dividend or loan.

13.	SUBSEQUENT EVENTS
Effective July 24, 2014, the Company sold its 51% interest in Lake Palma, S.L. (“Lake Palma”) for $9.2 million to its joint venture partner, Fumigacion Aerea Andaluza S.A. (“FAASA”). Lake Palma is a joint venture that dry-leases helicopters to FAASA for firefighting operations.  In connection with the transaction, the Company assigned certain debt obligations of approximately $2.9 million to Lake Palma and the balance of the purchase price was funded in cash.  The Company expects to record a gain of approximately $2.3 million in the third quarter of 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of June 30, 2014 and for the six months ended June 30, 2014 and 2013, included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2013.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others:

•	dependence on, and the cyclical nature of, the offshore oil and gas industry;

•	dependence on oil and gas exploration and development activity in the areas where the Company operates;

•	fluctuations in worldwide prices of and demand for oil and natural gas;

•	the ability to successfully expand into other geographic and helicopter service markets;

•	the impact of increased U.S. and foreign government regulation and legislation, including potential government implemented moratoriums on drilling activities;

•	the requirement to engage in competitive processes or expend significant resources with no guaranty of recoupment;

•	inherent risks in operating helicopters;

•	the failure to maintain an acceptable safety record;

•	the grounding of all or a portion of our fleet for extended periods of time or indefinitely;

•	reduction or cancellation of services for government agencies;

•	reliance on a small number of helicopter manufacturers and suppliers;

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
Overview
Our helicopters are primarily used to transport personnel to, from and between offshore oil and gas installations, drilling rigs and platforms. In addition, our helicopters service other missions including emergency search and rescue, air medical transport, firefighting support and Alaska flightseeing tours. We are one of the largest helicopter operators in the world, and we also provide helicopters and related services to third-party helicopter operators. In addition to our U.S. customers, we currently have customers in Brazil, India, Norway, Spain, Sweden and the United Kingdom.
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
Certain of our operations are subject to seasonal factors. Operations in the U.S. Gulf of Mexico are often at their highest levels from April to September, as daylight hours increase, and are at their lowest levels from November to February, as daylight hours decrease. Our Alaskan operations also see an increase during May to September, as our firefighting and flightseeing operations occur during this time and daylight hours are significantly longer.
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
Following the 2010 Deepwater Horizon incident in the U.S. Gulf of Mexico, the Bureau of Safety and Environmental Enforcement (BSEE) has been charged by the U.S. federal government to work to promote safety, protect the environment and conserve resources offshore through vigorous regulatory oversight and enforcement. BSEE provides regulatory oversight focused on compliance by operators with applicable environmental and operational regulations outlined for leases in federal waters. Current and pending oil and gas activities in the U.S. Gulf of Mexico should necessitate sustained levels of mandated BSEE inspection programs, which we believe supports increased demand for services provided to government agencies.
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
Recent Events
Aeróleo Update
Since the acquisition of our interest in Aeróleo Taxi Aereo S/A (“Aeróleo”), it has faced several challenges with respect to generating revenues from the helicopters that are dry-leased from us. In July 2011, we entered into dry-leases with Aeróleo and mobilized AW139 medium helicopters in response to notification that Aeróleo was successful in its bid to place them on contract with Petroelo Brasileiro S.A. (“Petrobras Brazil”). In August 2011, Petrobras Brazil canceled the award for these AW139 helicopters in response to an accident involving an AW139 helicopter on contract with Petrobras Brazil from one of Aeróleo’s competitors. As a result, four of the AW139 helicopters under dry-lease to Aeróleo remained idle from August 2011 until late November 2012. In November 2012, in response to the suspension of the use of EC225 heavy helicopters, Petrobras Brazil contracted with Aeróleo to utilize these four AW139 helicopters. This contract ended on November 30, 2013 after the EC225 helicopters returned to service. These AW139 helicopters are scheduled to begin multi-year contracts with Petrobras Brazil commencing in late 2014, but are not currently under contract following the termination of the emergency tender contract.
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
In March 2012, we recorded an impairment charge of $5.9 million, net of tax, on our investment in and advances to Aeróleo resulting in a write-down of our investment to $0 in 2012. As of June 30, 2014, we have deferred the recognition of $26.7 million of revenue owed by Aeróleo as a result of Aeróleo’s financial difficulties, and Aeróleo’s partners have contributed $9.2 million of shareholder debt to Aeróleo since March 2012 to address Aeróleo’s financial challenges. A continuation of any combination of these financial difficulties taken separately or together, may impede Aeróleo’s ability to pay for equipment leased from us, necessitate an infusion of capital from us to allow Aeróleo to continue to operate and, as a result, adversely impact our results of operations.
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
Fleet Update
At June 30, 2014, we had unfunded capital commitments consisting primarily of agreements to purchase helicopters totaling $299.8 million, including ten AW189 heavy helicopters, four S92 heavy helicopters and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered in 2014 through 2017. The S92 helicopters are scheduled to be delivered in 2015 through 2017. Delivery dates for the AW169 helicopters have yet to be determined. In addition, we had outstanding options to purchase up to an additional ten AW189, five S92 helicopters, and four AW139 helicopters. If these options were exercised, the helicopters would be scheduled for delivery beginning in 2015 through 2018. One AW139 helicopter was delivered in May 2014 but not yet operational as of June 30, 2014.

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	74,941	87	59,962	81	142,263	86	113,004	80
Foreign	11,639	13	14,275	19	23,760	14	28,960	20
	86,580	100	74,237	100	166,023	100	141,964	100
Costs and Expenses:
Operating
Personnel	19,488	23	16,797	23	37,573	23	33,930	24
Repairs and maintenance	17,628	20	16,442	22	34,303	21	28,881	20
Insurance and loss reserves	2,440	3	2,778	4	5,068	3	5,259	4
Fuel	6,913	8	5,478	7	13,048	8	10,728	8
Leased-in equipment	320	—	189	—	557	—	619	1
Other	7,890	9	5,261	7	13,770	8	10,644	7
	54,679	63	46,945	63	104,319	63	90,061	64
Administrative and general	10,065	12	9,545	13	21,399	13	18,679	13
Depreciation	11,425	13	11,431	15	22,712	14	23,092	16
	76,169	88	67,921	91	148,430	90	131,832	93
Gains on asset dispositions and impairments, net	3,139	4	4,476	6	6,030	4	15,277	11
Operating income	13,550	16	10,792	15	23,623	14	25,409	18
Other income (expense):
Interest income	143	—	150	—	288	—	297	1
Interest expense	(3,840)	(4)	(4,613)	(6)	(7,593)	(5)	(9,345)	(7)
SEACOR management fees	—	—	—	—	—	—	(168)	—
Derivative gains (losses), net	(11)	—	21	—	(41)	—	18	—
Note receivable impairment	(2,457)	(3)	—	—	(2,457)	(1)	—	—
Foreign currency gains (losses), net	21	—	315	—	(36)	—	56	—
Other, net	13	—	9	—	13	—	12	—
	(6,131)	(7)	(4,118)	(6)	(9,826)	(6)	(9,130)	(6)
Income before income tax expense and equity earnings (losses)	7,419	9	6,674	9	13,797	8	16,279	12
Income tax expense	2,759	4	2,398	3	5,262	3	5,976	4
Income before equity earnings (losses)	4,660	5	4,276	6	8,535	5	10,303	8
Equity earnings (losses), net of tax	536	1	674	1	1,035	1	1,236	1
Net income	5,196	6	4,950	7	9,570	6	11,539	9
Net loss attributable to noncontrolling interest	25	—	105	—	96	—	210	—
Net income attributable to Era Group Inc.	5,221	6	5,055	7	9,666	6	11,749	9
Accretion of redemption value on Series A Preferred Stock	—	—	—	—	—	—	721	1
Net income attributable to common shares	5,221	6	5,055	7	9,666	6	11,028	8

Operating Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	$’000%		$’000%		$’000%		$’000%
Operating revenues:
Oil and gas: (1)
U.S. Gulf of Mexico	51,715	60	38,443	52	100,856	61	74,584	52
Alaska	9,305	11	9,398	12	15,502	9	17,367	12
International	173	—	1,278	2	1,418	1	2,292	2
Total oil and gas	61,193	71	49,119	66	117,776	71	94,243	66
Dry-leasing	11,466	13	13,074	17	22,342	13	27,021	19
Search and rescue	5,095	6	3,466	5	11,247	7	6,733	5
Air medical services	3,137	4	3,131	4	6,228	4	6,317	4
Flightseeing	2,946	3	2,794	4	2,946	2	2,794	2
FBO	2,858	3	2,782	4	5,700	3	5,077	4
Eliminations	(115)	—	(129)	—	(216)	—	(221)	—
	86,580	100	74,237	100	166,023	100	141,964	100
____________________

(1)	Primarily oil and gas services, but also includes revenues from activities such as firefighting and utility support.

Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $12.3 million higher in the three months ended June 30, 2014 (the “Current Year Quarter”) compared with the three months ended June 30, 2013 (the “Prior Year Quarter”).
Operating revenues from oil and gas operations in the U.S. Gulf of Mexico were $13.3 million higher than the Prior Year Quarter. Operating revenues from heavy helicopters increased $8.7 million due to the EC225 helicopters returning to service. Operating revenues from medium helicopters increased $2.5 million primarily due to increased charter activity at higher rates. Operating revenues from single engine helicopters increased $1.5 million due to an increase in fleet count and higher utilization after repositioning certain helicopters from Alaska. Operating revenues from light twin helicopters increased $0.1 million due to increased utilization. Miscellaneous revenues increased $0.4 million primarily due to increased part sales and higher personnel and fuel rebillables.
The rate of increase in oil and gas operating revenues in the U.S. Gulf of Mexico compared to prior year periods is expected to decelerate commencing with the third quarter of fiscal year 2014.  After the resumption of EC225 helicopter operations during the third quarter of fiscal year 2013 following the extended suspension period, our oil and gas operations in the U.S. Gulf of Mexico benefited from the availability of both the EC225 helicopter fleet and the medium helicopters that were previously servicing EC225 helicopter contracts.
Operating revenues from oil and gas operations in Alaska were $0.1 million lower than the Prior Year Quarter. Revenues from medium helicopters and single engine helicopters decreased $0.5 million and $0.3 million, respectively, due to decreased fleet count and lower utilization. Revenues from light twin helicopters increased $0.6 million due to increased fleet count and higher rates.
Operating revenues from international oil and gas operations decreased $1.1 million due to a contract in Uruguay that ended in March 2014.
Revenues from dry-leasing activities were $1.6 million lower primarily due to reduced cash collections of $1.7 million from Aeróleo, our joint venture in Brazil, and a $1.5 million decrease related to leases that ended since the Prior Year Quarter, of which $0.5 million related to helicopters that were subsequently sold. These decreases were partially offset by a $1.4 million increase in revenues from our customer in India. Revenues from Aeróleo and the customer in India are recognized on a cash receipts basis due to liquidity issues experienced by both customers.
Operating revenues from search and rescue ("SAR") activities increased $1.6 million due to new subscription customers and a third SAR helicopter being placed into service.
Operating revenues from flightseeing activities were $0.2 million higher driven by an increase in rates.
Operating revenues from fixed based operations ("FBO") activities increased $0.1 million due to increased fuel sales.
Operating Expenses.  Operating expenses were $7.7 million higher in the Current Year Quarter driven by an increase in personnel costs of $2.7 million primarily due to pay scale and benefit adjustments related to a competitive labor market environment, an increase in fuel expense of $1.4 million due to the EC225 helicopters returning to service and increased fuel sales at the FBO, and an increase in other operating expenses of $2.6 million comprised of several individually immaterial amounts. In addition, repairs and maintenance expense increased $1.2 million, which was made up of a $2.8 million increase due to increased power-by-hour expense related to the EC225 helicopters returning to service offset by the recognition of a $1.6 million credit related to the settlement agreement with Airbus Helicopters with respect to the suspension of operations of the EC225 helicopters.
Administrative and General. Administrative and general expenses were $0.5 million higher in the Current Year Quarter. Compensation costs increased $1.3 million due to increased salary and benefits expense and increased stock award amortization expense primarily related to annual stock compensation grants. These increases were partially offset by a decrease of $0.7 million in professional service fees due to a greater amount of outsourced legal fees in the Prior Year Quarter.
Depreciation.  Depreciation expense was consistent with the Prior Year Quarter.
Gains on Asset Dispositions and Impairments, Net.  Gains on asset sales decreased by $1.3 million. During the Current Year Quarter, we sold one helicopter for total proceeds of $3.4 million, resulting in a gain of $3.1 million. In the Prior Year Quarter, we sold two helicopters and related equipment for total proceeds of $18.1 million resulting in a gain of $4.5 million.
Operating Income. Operating income as a percentage of revenues was 16% in the Current Year Quarter compared with 15% in the Prior Year Quarter. Excluding gains on asset dispositions discussed above, operating income as a percentage of revenues was 12% in the Current Year Quarter compared with 9% in the Prior Year Quarter. The increase was primarily driven by a $1.6 million credit related to a settlement agreement with Airbus Helicopters and a decrease in professional service fees due to a greater amount of outsourced legal fees in the Prior Year Quarter.

Interest Expense. Interest expense decreased $0.8 million primarily due to increased capitalized interest related to additional deposits and progress payments on helicopter orders.
Note Receivable Impairment. Note receivable impairments were $2.5 million during the Current Year Quarter related to a probable loss of a note receivable from a foreign company with whom we participated in bids for international contracts.
Foreign Exchange Gains, Net. Foreign exchange gains were $0.3 million less than in the Prior Year Quarter driven by the strengthening of the United States dollar compared to the euro, resulting in lower gains on our euro denominated balances.
Income Tax Expense. Income tax expense increased $0.4 million primarily due to higher pre-tax income in the Current Year Quarter.
Equity Earnings (Losses). Equity earnings (losses) decreased $0.1 million primarily due to reduced earnings from our Dart Holding Company Ltd. ("Dart") joint venture of $0.2 million, partially offset by increased earnings from our Lake Palma, S.L. joint venture (“Lake Palma”) of $0.1 million (see Note 13 of the Notes to Condensed Consolidated Financial Statements for discussion of the sale of our interest in Lake Palma).
Earnings per Common Share. Basic earnings per common share were $0.26 in the Current Year Quarter compared to $0.25 in the Prior Year Quarter. Diluted earnings per common share were $0.26 in the Current Year Quarter compared to $0.25 in the Prior Year Quarter. On an as adjusted basis, had the Spin-off occurred on January 1, 2013, basic and diluted earnings per common share would be as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,
	2014	2013
Net income attributable to common shares	$5,221	$5,055
Earnings per common share:
Basic	$0.26	$0.25
Diluted	$0.26	$0.25
Weighted average common shares outstanding:
Basic	20,342,413	20,139,924
Diluted	20,397,913	20,139,924

Current Six Months compared with Prior Six Months
Operating Revenues. Operating revenues were $24.1 million higher in the six months ended June 30, 2014 (the “Current Six Months”) compared with the six months ended June 30, 2013 (the “Prior Six Months”).
Operating revenues from oil and gas operations in the U.S. Gulf of Mexico were $26.3 million higher than the Prior Six Months. Operating revenues from heavy helicopters increased $17.6 million due to the EC225 helicopters returning to service. Operating revenues from medium helicopters increased $5.3 million primarily due to increased charter activity at higher rates. Operating revenues from single engine helicopters increased $3.1 million due to an increase in fleet count and higher utilization after repositioning certain helicopters from Alaska. Miscellaneous revenue increased $0.6 million due to increased rebillables related to fuel and helicopter parts sales. These increases were partially offset by a $0.4 million decrease in operating revenues from light twin helicopters due to lower utilization.
Operating revenues from oil and gas operations in Alaska were $1.9 million lower in the Current Six Months. Operating revenues from medium helicopters decreased $2.0 million and other revenues decreased $0.4 million, as higher rates and higher other revenues were earned in the Prior Six Months on short-term work related to a drill ship running aground. In addition, single engine helicopter revenues decreased $0.4 million due to a decrease in fleet count and lower utilization. These decreases were partially offset by increased operating revenues from light twin helicopters of $1.1 million due to an increase in fleet count and higher rates.
Operating revenues from international oil and gas operations were $0.9 million lower due to a contract in Uruguay that ended in March 2014.
Revenues from dry-leasing activities were $4.7 million lower primarily due to a $4.2 million decrease related to leases that ended since the Prior Six Months, of which $1.3 million related to helicopters that were subsequently sold. In addition, revenue from our Brazilian joint venture, Aeróleo, decreased $1.5 million. Revenues further decreased by $1.1 million due to the absence of the benefit from an early termination penalty that was recognized in the Prior Six Months. These decreases were partially offset by a $2.3 million increase in revenue from a customer in India. Revenues from Aeróleo and the customer in India are recognized on a cash receipts basis due to liquidity issues experienced by both customers.
Operating revenues from SAR activities increased $4.5 million due to new subscription customers and a third SAR helicopter being placed into service.
Operating revenues from air medical services decreased $0.1 million driven primarily by reduced flight activity.
Operating revenues from flightseeing activities increased $0.2 million due to an increase in rates.
Operating revenues from FBO activities increased $0.6 million due to increased fuel sales.
Operating Expenses.  Operating expenses were $14.3 million higher in the Current Six Months. Repairs and maintenance expense increased $5.4 million, which was made up of a $7.0 million increase due to the timing of repairs and increased power-by-hour expense related to the EC225 helicopters returning to service offset by a $1.6 million credit related to the settlement agreement with Airbus Helicopters with respect to the suspension of operations of the EC225 helicopters. Personnel costs increased $3.6 million due to pay scale and benefit adjustments related to a competitive labor market environment. Fuel expense increased $2.3 million due to the EC225 helicopters returning to service and increased fuel sales at the FBO. In addition, other operating expenses increased $3.1 million.
Administrative and General. Administrative and general expenses were $2.7 million higher in the Current Six Months. Compensation and employee costs increased $3.1 million due to increased stock amortization expense related to changes in senior management and annual stock compensation grants and increased salary and benefits expense. These increases were partially offset by a decrease of $0.5 million in professional service fees due to a greater amount of outsourced legal fees in the Prior Six Months.
Depreciation.  Depreciation expense decreased $0.4 million in the Current Six Months primarily due to helicopters and related equipment sold since the Prior Six Months.
Gains on Asset Dispositions and Impairments, Net.  Gains on asset sales decreased by $9.2 million. During the Current Six Months, we sold or otherwise disposed of helicopters and other equipment for cash proceeds of $7.0 million, resulting in gains of $6.0 million. During the Prior Six Months, we sold helicopters and other equipment for proceeds of $49.9 million, including notes receivable of $11.4 million, and recognized gains of $15.3 million.
Operating Income. Operating income as a percentage of revenues was 14% in the Current Six Months and 18% in the Prior Six Months. Excluding gains on asset dispositions discussed above, operating income as a percentage of revenues was 11% in the Current Six Months compared with 7% in the Prior Six Months. Revenue increases outpaced the increase in expenses in the Current Six Months.

Interest Expense. Interest expense decreased $1.8 million primarily due to increased capitalized interest related to additional deposits and progress payments on helicopter orders.
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
Note Receivable Impairment. Note receivable impairments were $2.5 million during the Current Six Months related to a probable loss of a note receivable from a foreign company with whom we participated in bids for international contracts.
Income Tax Expense. Income tax expense decreased $0.7 million primarily due to lower pre-tax income in the Current Six Months.
Equity Earnings (Losses). Equity earnings (losses) decreased $0.2 million primarily due to reduced earnings from Dart of $0.3 million, partially offset by increased earnings from Lake Palma of $0.1 million (see Note 13 of the Notes to Condensed Consolidated Financial Statements for discussion of the sale of our interest in Lake Palma).
Earnings per Common Share. Basic earnings per common share were $0.48 in the Current Six Months compared to $0.53 in the Prior Six Months. Diluted earnings per common share were $0.48 in the Current Six Months compared to $0.53 in the Prior Six Months. On an as adjusted basis, had the Spin-off occurred on January 1, 2013, basic and diluted earnings per common share would be as follows (in thousands, except share and per share amounts):

	Six Months Ended June 30,
	2014	2013
Net income attributable to common shares	$9,666	$11,028
Earnings per common share:
Basic	$0.48	$0.55
Diluted	$0.48	$0.55
Weighted average common shares outstanding:
Basic	20,277,665	19,915,590
Diluted	20,329,250	19,915,590

Fleet Count

	Owned (1)	Joint Ventured(2)	Leased-in	Managed	Total	Max. Pass.(3)	Cruise Speed (mph)	Approx. Range (miles)	Average Age(4) (years)
Heavy:
EC225	9	—	—	—	9	19	162	582	4

Medium:
AW139	37	1	—	—	38	12	173	426	4
B212	9	—	—	—	9	11	115	299	36
B412	6	—	—	—	6	11	138	352	33
S76 A/A++	2	—	—	—	2	12	155	348	24
S76 C+/C++	5	—	—	1	6	12	161	348	7
	59	1	—	1	61

Light—twin engine:
A109	7	—	—	2	9	7	161	405	8
BK-117	—	—	2	1	3	9	150	336	N/A
EC135	17	—	2	1	20	7	138	288	6
EC145	3	—	—	2	5	9	150	336	6
	27	—	4	6	37

Light—single engine:
A119	17	7	—	—	24	7	161	270	8
AS350	35	—	—	—	35	5	138	361	17
	52	7	—	—	59
Total Fleet	147	8	4	7	166				12
____________________

(1)	Excludes one AW139 helicopter that was fully paid for and delivered in May 2014 but not yet operational as of June 30, 2014.

(2)	Effective July 24, 2014, we sold our 51% interest in Lake Palma, which owns the seven A119 helicopters listed as joint ventured.

(3)	In typical configuration for our operations.

(4)	Reflects the average age of helicopters that are owned by us.

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
As of June 30, 2014, we had unfunded capital commitments of $299.8 million, consisting primarily of agreements to purchase helicopters, including ten AW189 heavy helicopters, four S92 heavy helicopters, and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered in 2014 through 2017. The S92 helicopters are scheduled to be delivered in 2015 through 2017. Delivery dates for the AW169 helicopters have yet to be determined. Of these commitments, $66.4 million are payable in 2014, with the remaining commitments payable through 2017, and $146.3 million (inclusive of deposits paid on options not yet exercised) may be terminated without further liability to us other than aggregate liquidated damages of $9.6 million. In addition, we had outstanding options to purchase up to an additional ten AW189 helicopters, five S92 helicopters and four AW139 helicopters. If these options were exercised, the helicopters would be delivered beginning in 2015 through 2018.
We expect to finance the remaining acquisition costs through a combination of cash on hand, cash provided by operating activities and borrowings under our Revolving Credit Facility.
Summary of Cash Flows
As of June 30, 2013, we had $16.0 million in escrow deposits.  This escrow balance was used for the purchase of helicopters during the third quarter 2013. The purchase of helicopters in the third quarter of 2013 did not qualify under like-kind exchange treatment. As of June 30, 2014, we did not have amounts in escrow deposits as we completed a like-kind exchange transaction during the second quarter of 2014.

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$31,283	$27,774
Investing activities	(44,558)	(6,897)
Financing activities	(3,048)	(5,106)
Effect of exchange rate changes on cash and cash equivalents	(72)	69
Net increase (decrease) in cash and cash equivalents	$(16,395)	$15,840
Operating Activities
Cash flows provided by operating activities increased by $3.5 million in the Current Six Months compared with the Prior Six Months. The components of cash flows provided by operating activities during the Current Six Months and Prior Six Months were as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Operating income before depreciation and gains on asset dispositions, net	$40,305	$33,224
Changes in operating assets and liabilities before interest and income taxes	(5,983)	3,314
Cash settlements on derivative transactions, net	(245)	(237)
Interest paid, excluding capitalized interest of $2.1 million and $0.4 million in the 2014 and 2013 periods, respectively	(6,875)	(9,578)
Income taxes	(681)	(36)
SEACOR management fees	—	(168)
Note receivable impairment	2,457	—
Other	2,305	1,255
Total cash flows provided by operating activities	$31,283	$27,774

Operating income before depreciation and gains on asset dispositions, net was $7.1 million higher in the Current Six Months compared with the Prior Six Months, primarily due to an increase in operating revenues of $24.1 million, partially offset by an increase in operating expenses and administrative and general expenses of $14.3 million and $2.7 million, respectively. See “Results of Operations” included above for an explanation of the main variances.
During the Current Six Months, changes in operating assets and liabilities before interest and income taxes used cash flows of $6.0 million, primarily due to an increase in receivables. During the Prior Six Months, changes in operating assets and liabilities before interest and income taxes provided cash flows of $3.3 million.
Interest paid, excluding capitalized interest, decreased by $2.7 million during the Current Six Months primarily due to deposits on helicopter acquisitions made during the fourth quarter of 2013. Interest payments on such funds are capitalized and included in cash used in investing activities on the condensed consolidated statements of cash flows.
Income tax payments increased by $0.6 million during the Current Six Months primarily due to tax payments in Uruguay as we commenced operations in 2013.
SEACOR management fees were $0.2 million lower during the Current Six Months due to no longer being charged a management fee from SEACOR. Costs incurred under the Amended and Restated Transition Services Agreement are recorded in administrative and general expenses in the condensed consolidated statements of operations.
Cash flows provided by other operating activities were $1.1 million higher in the Current Six Months, primarily due to $1.5 million in equity award amortization partially offset by $0.3 million of bad debt reserves.
Investing Activities
During the Current Six Months, net cash used in investing activities was $44.6 million primarily as follows:

•	Capital expenditures were $52.1 million, which consisted primarily of helicopter acquisitions and deposits on future helicopter deliveries.

•	Proceeds from the disposition of property and equipment were $7.0 million.

•	Net principal payments on notes due from equity investees were $0.3 million.

•	Net principal payments from third-party notes receivable were $0.3 million.
During the Prior Six Months, net cash used in investing activities was $6.9 million primarily as follows:

•	Capital expenditures were $30.6 million, which consisted primarily of helicopter acquisitions and deposits on future helicopter deliveries.

•	Proceeds from the disposition of property and equipment were $38.5 million.

•	Deposits into escrow for like-kind exchange were $16.0 million.

•	Net principal payments on notes due from equity investees were $0.7 million.

•	Net principal payments from third-party notes receivable were $0.6 million.
Financing Activities
During the Current Six Months, net cash used in financing activities was $3.0 million primarily as follows:
•Issuance costs related to the Revolving Credit Facility were $2.4 million.
•Net principal payments on long-term debt were $1.5 million.
•Proceeds from the Employee Stock Purchase Plan (“ESPP”) were $0.5 million.
•Proceeds from the exercise of stock options were $0.3 million.
During the Prior Six Months, net cash used in financing activities was $5.1 million primarily as follows:

•	Dividends paid on Series A preferred stock were $5.0 million.

•	Net principal payments on long-term debt were $1.4 million.

•	Proceeds from SEACOR on the settlement of stock options were $0.7 million.

•	Proceeds from the exercise of stock options were $0.5 million.
Amended and Restated Senior Secured Revolving Credit Facility

On March 31, 2014, we entered into an amended and restated senior secured revolving credit facility (the “Revolving Credit Facility”) that matures in March 2019. The Revolving Credit Facility provides us with the ability to borrow up to $300.0 million with a sub-limit of up to $50.0 million for letters of credit. Subject to the satisfaction of certain conditions precedent and the agreement by the lenders, the Revolving Credit Facility includes an "accordion" feature which, if exercised, will increase total commitments by up to $100.0 million. Our availability under the Revolving Credit Facility may be limited by the terms of our 7.750% Senior Notes. As of June 30, 2014, we had the ability to borrow an additional $244.3 million under the facility.
Senior Notes
On December 7, 2012, we completed an offering of $200.0 million aggregate principal amount of 7.750% Senior Notes due December 15, 2022. Interest on the notes is payable semi-annually in arrears on June 15 and December 15 of each year.
Short and Long-Term Liquidity Requirements
We anticipate that we will generate positive cash flows from operating activities and that these cash flows will be adequate to meet our working capital requirements. During the six months ended June 30, 2014, our cash provided by operating activities was $31.3 million. To support our capital expenditure program and/or other liquidity requirements, we may use operating cash flow, cash balances, proceeds from sales of assets, issue debt or equity, borrow under our Revolving Credit Facility or any combination thereof.
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
Off-Balance Sheet Arrangements
On occasion, we and our partners will guarantee certain obligations on behalf of our joint ventures. As of June 30, 2014, we had no such guarantees in place.
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
As of June 30, 2014, we had non-U.S. dollar denominated capital purchase commitments of €143.0 million ($195.2 million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. dollar equivalent of the non-hedged purchase commitment by $19.5 million.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2014. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, as of June 30, 2014.
During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the six months ended June 30, 2014:

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2014 - January 31, 2014	5,402	$30.69	—	$—
February 1, 2014 - February 28, 2014	—	—	—	—
March 1, 2014 - March 31, 2014	—	—	—	—
April 1, 2014 - April 30, 2014	—	—	—	—
May 1, 2014 - May 31, 2014	—	—	—	—
June 1, 2014 - June 30, 2014	—	—	—	—
____________________

(1)
Represents the purchase of shares of Common Stock by the Company to fund the attendant statutory minimum tax withholding cash obligations in connection with the vesting of restricted stock awards during a period when the employee holder is unable to access the public markets to timely monetize the vesting shares due to trading blackouts.

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

Era Group Inc. (Registrant)

DATE:	August 7, 2014	By:	/s/ Christopher S. Bradshaw
Christopher S. Bradshaw, Executive Vice President and Chief Financial Officer

DATE:	August 7, 2014	By:	/s/ Jennifer Whalen
Jennifer Whalen, Vice President and Chief Accounting Officer

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
______________________

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.