Form 10-Q
period 2014-09-30
ERA GROUP INC.
filed 2014-11-05
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014              or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of October 31, 2014 was 20,371,872. The Registrant has no other class of common stock outstanding.

ERA GROUP INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ERA GROUP INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,357	$31,335
Receivables:
Trade, net of allowance for doubtful accounts of $3,073 and $3,101 in 2014 and 2013, respectively	48,307	38,137
Other, net of allowance for doubtful accounts of $437 in 2014 and 2013	1,679	4,374
Inventories, net	27,039	26,853
Deferred income taxes	2,065	2,347
Prepaid expenses and other	1,712	2,167
Escrow deposits	—	—
Total current assets	121,159	105,213
Property and equipment	1,128,510	1,066,958
Accumulated depreciation	(296,294)	(263,306)
Net property and equipment	832,216	803,652
Equity investments and advances	31,641	34,986
Goodwill	352	352
Other assets	14,794	14,380
Total assets	$1,000,162	$958,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$21,819	$13,293
Accrued wages and benefits	9,651	8,792
Accrued interest	4,805	772
Current portion of long-term debt	2,787	2,787
Derivative instruments	1,991	621
Accrued income taxes	1,029	613
Other current liabilities	4,154	3,267
Total current liabilities	46,236	30,145
Long-term debt	277,390	279,391
Deferred income taxes	216,985	209,574
Other liabilities	2,898	3,412
Total liabilities	543,509	522,522
Equity:
Era Group Inc. stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,371,872 and 20,189,895 outstanding in 2014 and 2013, respectively, exclusive of treasury shares	204	202
Additional paid-in capital	428,530	421,310
Retained earnings	28,612	14,680
Treasury shares, at cost, 18,409 and 4,350 shares in 2014 and 2013, respectively	(547)	(113)
Accumulated other comprehensive income, net of tax	99	176
	456,898	436,255
Noncontrolling interest in subsidiary	(245)	(194)
Total equity	456,653	436,061
Total liabilities and stockholders’ equity	$1,000,162	$958,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenues	$90,510	$80,997	$256,533	$222,961
Costs and expenses:
Operating	54,282	51,338	158,601	141,399
Administrative and general	12,941	9,683	34,340	28,362
Depreciation	11,746	11,340	34,458	34,432
	78,969	72,361	227,399	204,193
Gains on asset dispositions, net	42	2,560	6,072	17,837
Operating income	11,583	11,196	35,206	36,605
Other income (expense):
Interest income	130	155	418	452
Interest expense	(3,629)	(4,394)	(11,222)	(13,739)
SEACOR management fees	—	—	—	(168)
Derivative losses, net	(1,703)	(96)	(1,744)	(78)
Note receivable impairment	—	—	(2,457)	—
Foreign currency gains (losses), net	(485)	409	(521)	465
Other, net	(3)	7	10	19
	(5,690)	(3,919)	(15,516)	(13,049)
Income before income tax expense and equity earnings	5,893	7,277	19,690	23,556
Income tax expense	2,868	2,715	8,130	8,691
Income before equity earnings	3,025	4,562	11,560	14,865
Equity earnings, net of tax	1,286	526	2,321	1,762
Net income	4,311	5,088	13,881	16,627
Net loss (income) attributable to noncontrolling interest in subsidiary	(45)	116	51	326
Net income attributable to Era Group Inc.	4,266	5,204	13,932	16,953
Accretion of redemption value on Series A preferred stock	—	—	—	721
Net income attributable to common shares	$4,266	$5,204	$13,932	$16,232

Earnings per common share:
Basic	$0.21	$0.26	$0.69	$0.79
Diluted	$0.21	$0.26	$0.68	$0.79

Weighted average common shares outstanding:
Basic	20,098,239	19,918,876	20,039,609	20,426,277
Diluted	20,163,990	19,960,453	20,108,399	20,463,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$4,311	$5,088	$13,881	$16,627
Other comprehensive income:
Foreign currency translation adjustments	(65)	234	(119)	135
Income tax benefit (expense)	18	(82)	42	(47)
	(47)	152	(77)	88
Comprehensive income	4,264	5,240	13,804	16,715
Comprehensive loss (income) attributable to noncontrolling interest in subsidiary	(45)	116	51	326
Comprehensive income attributable to Era Group Inc.	$4,219	$5,356	$13,855	$17,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited, in thousands)

						Non- controlling Interest In Subsidiary	Total Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income
December 31, 2013	$202	$421,310	$14,680	$(113)	$176	$(194)	$436,061
Issuance of common stock:
Restricted stock grants	2	(2)	—	—	—	—	—
Exercise of stock options	—	320	—	—	—	—	320
Employee Stock Purchase Plan	—	1,138	—	—	—	—	1,138
Share award amortization	—	3,564	—	—	—	—	3,564
Stock option amortization	—	1,345	—	—	—	—	1,345
Employee Stock Purchase Plan amortization	—	217	—	—	—	—	217
Cancellation of restricted stock	—	256	—	(434)	—	—	(178)
Tax benefit from share award plans	—	382	—	—	—	—	382
Net income (loss)	—	—	13,932	—	—	(51)	13,881
Currency translation adjustments, net of tax	—	—	—	—	(77)	—	(77)
September 30, 2014	$204	$428,530	$28,612	$(547)	$99	$(245)	$456,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$61,966	$48,399
Cash flows from investing activities:
Purchases of property and equipment	(63,966)	(48,223)
Proceeds from disposition of property and equipment	7,020	59,976
Investments in and advances to equity investees	(125)	—
Proceeds from sale of interest in equity investees	6,381	—
Principal payments on notes due from equity investees	474	856
Principal payments on third party notes receivable	424	592
Escrow deposits, net	—	(9,900)
Net cash provided by (used in) investing activities	(49,792)	3,301
Cash flows from financing activities:
Payments on long-term debt	(2,187)	(52,091)
Proceeds from issuance of long-term debt	—	15,000
Revolving Credit Facility issuance costs	(2,446)	—
Proceeds from exercise of stock options	320	527
Proceeds from Employee Stock Purchase Plan	1,138	—
Dividends paid on Series A preferred stock	—	(4,953)
Proceeds from SEACOR on the settlement of stock options	—	706
Net cash used in financing activities	(3,175)	(40,811)
Effects of exchange rate changes on cash and cash equivalents	23	123
Net increase in cash and cash equivalents	9,022	11,012
Cash and cash equivalents, beginning of period	31,335	11,505
Cash and cash equivalents, end of period	$40,357	$22,517
Supplemental cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$6,417	$9,923
Income taxes	$734	$52

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICY
The condensed consolidated financial statements include the accounts of Era Group Inc. and its consolidated subsidiaries (collectively referred to as the “Company”). The condensed consolidated financial information for the three and nine months ended September 30, 2014 and 2013 has been prepared by the Company and has not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of September 30, 2014, its results of operations for the three and nine months ended September 30, 2014 and 2013, its comprehensive income for the three and nine months ended September 30, 2014 and 2013, its changes in equity for the nine months ended September 30, 2014, and its cash flows for the nine months ended September 30, 2014 and 2013. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S.”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
Basis of Consolidation. The consolidated financial statements include the accounts of Era Group Inc., its wholly-owned subsidiaries and entities that meet the criteria of Variable Interest Entities (“VIEs”) of which the Company is the primary beneficiary. All significant inter-company accounts and transactions are eliminated in consolidation. Era do Brazil LLC is a VIE of which the Company is the primary beneficiary. Aeróleo Taxi Aereo S/A (“Aeróleo”) meets the criteria of a VIE, however, the Company is not the primary beneficiary.
Revenue Recognition. The Company recognizes revenues when they are realized or realizable and earned. Revenues are realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenues that do not meet these criteria are deferred until the criteria are met. Deferred revenues, the balance of which is offset in receivables, and related activity during the three and nine months ended September 30, 2014 and 2013, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$28,477	$15,620	$24,243	$8,953
Revenues deferred during the period	8,861	9,362	25,773	27,571
Revenues recognized during the period	(7,837)	(4,713)	(20,515)	(16,255)
Balance at end of period	$29,501	$20,269	$29,501	$20,269

As of September 30, 2014, deferred revenues included $27.8 million related to dry-lease revenues for certain helicopters leased by the Company to Aeróleo, its Brazilian joint venture. The deferral originated from difficulties experienced by Aeróleo following Petróleo Brasileiro S.A.’s (“Petrobras Brazil”) cancellation of certain contract awards for a number of AW139 medium helicopters under dry-lease from the Company, and the deferral continues as a result of financial difficulties at Aeróleo. The Company will recognize revenues as cash is received or earlier should future collectability become reasonably assured. All costs and expenses related to these dry-leases were recognized as incurred.
As of September 30, 2014, deferred revenues also included $1.7 million related to dry-lease revenues for certain helicopters leased by the Company to a customer in India. The deferral resulted from the customer having its operating certificate revoked for a period of time and therefore being unable to operate. The certificate has since been reinstated but uncertainty remains regarding the collectability of the dry-lease revenues due to the customer’s short-term liquidity issues. The Company will recognize revenues as cash is received or earlier should future collectability become reasonably assured. All costs and expenses related to these dry-leases were recognized as incurred.
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
New Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 - Revenue From Contracts With Customers, which will base revenue recognition on the contract between a vendor and customer and will require reporting entities to allocate the transaction price to various performance obligations in a contract and recognize revenues when those performance obligations are satisfied. ASU 2014-09 will be effective for annual periods beginning after December 15, 2016 and any interim periods within that period. Early adoption is not permitted. The Company is currently evaluating the potential impact and the method of the adoption of ASU 2014-09 on its consolidated financial statements.

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
The Company’s financial assets and liabilities as of September 30, 2014 and December 31, 2013 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
September 30, 2014
LIABILITIES
Derivative instruments(1)	$—	$1,991	$—

December 31, 2013
LIABILITIES
Derivative instruments(1)	$—	$621	$—
____________________

(1)	The fair value of the Company’s derivative instruments was estimated using market data gathered by a third party financial institution, adjusted for market and credit risks applicable to the Company.

The estimated fair values of the Company’s other financial assets and liabilities as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2014
LIABILITIES
Long-term debt, including current portion	$280,177	$—	$295,995	$—

December 31, 2013
LIABILITIES
Long-term debt, including current portion	$282,178	$—	$297,399	$—
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
In 2011, the Company entered into two interest rate swap agreements maturing in 2015 that call for the Company to pay fixed interest rates of 1.29% and 1.76% on an aggregate notional value of $28.2 million, which decreases each month by the amount of principal payments made on the note, and receive a variable interest rate based on LIBOR on these notional values. The general purpose of these interest rate swap agreements is to provide protection against increases in interest rates, which might lead to higher interest costs for the Company. The fair value of these derivative instruments as of September 30, 2014 and December 31, 2013 was a liability of $0.4 million and $0.6 million, respectively. The Company recognized immaterial gains on these derivative instruments for the three months ended September 30, 2014 and 2013 and gains of $0.2 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively. These gains are included in derivative losses, net, on the condensed consolidated statements of operations.
From time to time, the Company enters into forward exchange option contracts to hedge against foreign currency payment commitments and anticipated transaction exposures. All derivatives are recognized as assets or liabilities and marked to fair value each period. The Company does not use financial instruments for trading or speculative purposes. None of the Company’s derivative instruments contain credit-risk-related contingent features, and counterparties to the derivative contracts are high credit quality financial institutions.
The Company entered into forward contracts during the second quarter of 2014 to mitigate its exposure to exchange rate fluctuations on euro-denominated aircraft purchase commitments. The Company has not designated these contracts as hedges for accounting purposes. The Company recorded an unrealized loss of $1.5 million and $1.6 million on these derivative instruments during the three and nine months ended September 30, 2014, respectively. These losses are included in derivative losses, net, in the condensed consolidated statements of operations. At the time of settlement of a forward contract, realized gains or losses, if any, are recorded in foreign currency gains (losses), net in the condensed consolidated statements of operations.

4.	ESCROW DEPOSITS
From time to time, the Company enters into Qualified Exchange Accommodation Agreements with a third party to meet the like-kind exchange requirements of Section 1031 of the Internal Revenue Code (“IRC”) and the provisions of Revenue Procedure 2000-37. In accordance with these provisions, the Company is permitted to deposit proceeds from the sale of assets into escrow accounts for the purpose of acquiring other assets and qualifying for the temporary deferral of taxable gains realized. Consequently, the Company establishes escrow accounts with financial institutions for the deposit of funds received on sales of equipment, which are designated for replacement property within a specified period of time. As of September 30, 2014 and December 31, 2013, there were no deposits in like-kind exchange escrow accounts.
In March 2014 and May 2014, the Company sold two B212 medium helicopters for cash proceeds totaling $6.4 million, net of fees. The sales transactions were treated as tax-free like-kind exchanges for tax purposes under Section 1031 of the IRC whereby proceeds are held by a qualified intermediary until qualified assets are delivered. A qualifying property was not identified for the March 2014 sale prior to the expiration of the required 45-day period subsequent to the closing date. As a result, the proceeds of $3.0 million were returned to the Company, and the sale was treated as a taxable event. The Company identified a qualifying property for the May 2014 sale within the required 45-day period subsequent to the closing date, and the like-kind exchange was completed prior to expiration of the required 180-day period subsequent to the closing date.

5.	ACQUISITIONS AND DISPOSITIONS
Capital Expenditures. During the nine months ended September 30, 2014, capital expenditures were $64.0 million and consisted primarily of helicopter acquisitions and deposits on future helicopter deliveries. The Company records helicopter acquisitions in property and equipment and places helicopters in service once all completion work has been finalized and helicopters are ready for use. During the three and nine months ended September 30, 2014, the Company capitalized interest of $1.0 million and $3.0 million, respectively. During the three and nine months ended September 30, 2013, the Company capitalized interest of $0.2 million and $0.6 million, respectively. As of September 30, 2014 and December 31, 2013, construction in progress, which is a component of property and equipment, included capitalized interest of $3.3 million and $1.4 million, respectively. A summary of changes to our operating helicopter fleet during the nine months ended September 30, 2014 is as follows:
Equipment Additions - The Company placed four AW139 helicopters into service, all of which were delivered in the current year.
Equipment Dispositions - During the three months ended September 30, 2014, there were no significant equipment dispositions. During the three months ended September 30, 2013, the Company sold or otherwise disposed of property and equipment for proceeds $10.2 million and recognized gains of $2.6 million. During the nine months ended September 30, 2014 and 2013, the Company sold or otherwise disposed of property and equipment for proceeds of $7.0 million and $60.0 million, respectively, and recognized gains of $6.1 million and $17.8 million, respectively.
Sale of Interest in Joint Venture. Effective July 24, 2014, the Company sold its 51% interest in Lake Palma, S.L. (“Lake Palma”) to its joint venture partner, Fumigacion Aerea Andaluza S.A. (“FAASA”), for a purchase price of $9.3 million and recognized a gain of $1.5 million in equity earnings, net of taxes. In connection with the transaction, the Company assigned debt obligations of $2.9 million due to Lake Palma to FAASA, and the balance of the purchase price was funded in cash.

6.	INCOME TAXES
The Company’s effective income tax rates were 48.7% and 37.3% for the three months ended September 30, 2014 and 2013, respectively, and 41.3% and 36.9% for the nine months ended September 30, 2014 and 2013, respectively. The effective tax rate was impacted by changes in the state tax apportionment related to updates to the Company’s 2013 U.S. tax return.

7.	LONG-TERM DEBT
The Company’s borrowings were as follows (in thousands):

	September 30, 2014	December 31, 2013
7.750% senior notes (excluding unamortized discount)	$200,000	$200,000
Senior secured revolving credit facility	55,000	55,000
Promissory notes	28,123	30,311
	283,123	285,311
Less: portion due with one year	(2,787)	(2,787)
Less: debt discount, net	(2,946)	(3,133)
Total long-term debt	$277,390	$279,391
7.750% Senior Notes. On December 7, 2012, Era Group issued $200.0 million aggregate principal amount of its 7.750% senior unsecured notes due December 15, 2022 (the “7.750% Senior Notes”) and received net proceeds of $191.9 million. Interest on the 7.750% Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year.
Amended and Restated Senior Secured Revolving Credit Facility. On March 31, 2014, Era Group entered into an amended and restated senior secured revolving credit facility (the “Revolving Credit Facility”) that matures in March 2019. The Revolving Credit Facility provides Era Group with the ability to borrow up to $300.0 million with a sub-limit of up to $50.0 million for letters of credit and amends and restates the $200.0 million senior secured revolving credit facility (the “Prior Credit Facility”). Subject to the satisfaction of certain conditions precedent and the agreement by the lenders, the Revolving Credit Facility includes an “accordion” feature which, if exercised, will increase total commitments by up to $100.0 million. Era Group’s availability under the Revolving Credit Facility may be limited by the terms of the 7.750% Senior Notes. Advances under the Revolving Credit Facility at the closing were used to refinance indebtedness incurred under the Prior Credit Facility.

Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at Era Group’s election, either a base rate or LIBOR, each as defined, plus an applicable margin. The applicable margin is based on the Company’s ratio of funded debt to EBITDA, as defined, and ranges from 75 to 200 basis points on the base rate margin and 175 to 300 basis points on the LIBOR margin. The applicable margin as of September 30, 2014 was 75 basis points on the “base rate” margin and 175 basis points on the LIBOR margin. In addition, the Company is required to pay a quarterly commitment fee based on the average unfunded portion of the committed amount at a rate based on the Company’s ratio of funded debt to EBITDA, as defined, that ranges from 37.5 to 50 basis points. As of September 30, 2014, the commitment fee was 37.5 basis points.
The obligations under the Revolving Credit Facility are secured by a portion of the Company’s helicopter fleet and the Company’s other tangible and intangible assets and are guaranteed by Era Group’s wholly owned U.S. subsidiaries. The Revolving Credit Facility contains various restrictive covenants including interest coverage, funded debt to EBITDA, and fair market value of mortgaged helicopters plus accounts receivable and inventory to funded debt, as well as other customary covenants including certain restrictions on the Company’s ability to enter into certain transactions, including those that could result in the incurrence of additional indebtedness and liens, the making of loans, guarantees or investments, sales of assets, payments of dividends or repurchases of capital stock, and entering into transactions with affiliates.
As of September 30, 2014, Era Group had $55.0 million of outstanding borrowings under the Revolving Credit Facility, and the remaining availability was $244.3 million, net of issued letters of credit of $0.7 million. In connection with the amendment of the Revolving Credit Facility, Era Group incurred debt issuance costs of $2.4 million. Such costs are included in other assets on the condensed consolidated balance sheets and are amortized to interest expense in the condensed consolidated statements of operations over the life of the Revolving Credit Facility.
Promissory Notes. During the nine months ended September 30, 2014, Era Group made scheduled payments on other long-term debt of $2.2 million.

8.	COMMITMENTS AND CONTINGENCIES
Fleet. The Company’s unfunded capital commitments as of September 30, 2014 consisted primarily of agreements to purchase helicopters and totaled $290.1 million, of which $67.5 million is payable during the remainder of 2014 with the balance payable through 2017. The Company also had $2.2 million of deposits paid on options not yet exercised. The Company may terminate $136.0 million of its total commitments (inclusive of deposits paid on options not yet exercised) without further liability other than liquidated damages of $9.0 million in the aggregate.
Included in these commitments are orders to purchase ten AW189 heavy helicopters, four S92 heavy helicopters and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered in 2014 through 2017. The S92 helicopters are scheduled to be delivered in 2015 through 2017. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company had outstanding options to purchase up to an additional ten AW189 helicopters, five S92 helicopters, and three AW139 helicopters. If these options were exercised, the helicopters would be scheduled for delivery beginning in 2015 through 2018.
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
In April 2014, the Company entered into a settlement agreement with Airbus Helicopters (formerly Eurocopter), a division of Airbus Group (formerly European Aeronautic Defense and Space Company), with respect to the extended suspension of operations of EC225 heavy helicopters in 2012 and 2013. The settlement agreement provides for certain service and product credit discounts, including credits that will be available to the Company for a period of four years from the date of the agreement to be applied against support services available from Airbus Helicopters covering spare parts, repair and overhaul, service bulletins, technical assistance or any other services available from Airbus Helicopters. The Company expects to be able to apply such service credits over the following one to two years, and such credits will be recognized in the Company’s statements of operations as a reduction in operating expenses in the periods utilized.  During the three and nine months ended September 30, 2014, the Company utilized credits in the amount of $1.4 million and $3.0 million, respectively.

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
Computations of basic and diluted earnings per common share of the Company were as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to common shares(1)	$4,213	$5,136	$13,752	$16,092
Shares:
Weighted average number of common shares outstanding—basic	20,098,239	19,918,876	20,039,609	20,426,277
Assumed conversion of Series A Preferred Stock (2)	—	—	—	—
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method (3)	65,751	41,577	68,790	37,518
Weighted average number of common shares outstanding—diluted	20,163,990	19,960,453	20,108,399	20,463,795

Earnings per common share:
Basic	$0.21	$0.26	$0.69	$0.79
Diluted	$0.21	$0.26	$0.68	$0.79
____________________

(1)
Excludes net income attributable to unvested restricted common shares of $53 and $68 for the three months ended September 30, 2014 and 2013, respectively, and $180 and $140 for the nine months ended September 30, 2014 and 2013, respectively.

(2)
Excludes weighted average common shares of 0 for the three months ended September 30, 2014 and 2013 and 0 and 905,430 for the nine months ended September 30, 2014 and 2013, respectively, that were issuable upon the conversion of Series A preferred stock as the effect of their inclusion in the computation would have been antidilutive.

(3)
Excludes weighted average common shares of 45,000 and 207,560 for the three months ended September 30, 2014 and 2013, respectively, and 31,978 and 139,562 for the nine months ended September 30, 2014 and 2013, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.

10.	RELATED PARTY TRANSACTIONS
Prior to the Spin-off, as part of a consolidated group, certain costs and expenses of the Company were borne by SEACOR and charged to the Company. These costs and expenses were included in both operating expenses and administrative and general expenses through January 2013. In conjunction with the Spin-off, the Company entered into an Amended and Restated Transition Services Agreement with SEACOR. Subsequent to January 2013, these costs are classified in administrative and general expenses and are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Payroll costs for SEACOR personnel assigned to the Company and participation in SEACOR employee benefit plans, defined contribution plan and share award plans	$—	$—	$—	$5
Shared services allocation for administrative support	—	—	—	299
Shared services under the Amended and Restated Transition Services Agreement	750	843	2,298	2,248
	$750	$843	$2,298	$2,552
As of September 30, 2014, the Company had a payable due to SEACOR of $0.3 million. During the nine months ended September 30, 2014 and 2013, the Company recorded management fees due to SEACOR of $0 and $0.2 million, respectively.

11.	SHARE-BASED COMPENSATION
Transactions in connection with the Company’s share-based compensation plans during the nine months ended September 30, 2014 were as follows:

Director stock awards granted	14,364
Restricted stock awards granted	112,686
Restricted stock awards canceled	8,650
Stock option activities:
Outstanding as of December 31, 2013	328,040
Granted	45,000
Exercised	(15,892)
Forfeited	—
Expired	(15,000)
Outstanding as of September 30, 2014	342,148
Shares available under the 2012 Incentive Plan as of September 30, 2014	3,216,598
Shares available under the 2013 ESPP as of September 30, 2014	246,914
Total share-based compensation expense, which includes stock options, restricted stock and the ESPP, was $5.2 million for the nine months ended September 30, 2014.
During the nine months ended September 30, 2014, the Company awarded 127,050 shares of restricted stock at an average grant date fair value of $29.23 per share and granted 45,000 stock options. The following table shows the assumptions used to compute the share-based compensation expense for stock options granted during the nine months ended September 30, 2014:

Risk free interest rate	1.75%
Expected life (years)	5
Volatility	39.62%
Dividend yield	—%
Weighted average exercise price of options granted	$29.24 per option
Weighted average grant-date fair value of options granted	$10.86 per option

12.	GUARANTORS OF SECURITIES
On December 7, 2012, Era Group issued $200.0 million aggregate principal amount of its 7.750% Senior Notes. Era Group’s payment obligations under the 7.750% Senior Notes are jointly and severally guaranteed by all of its existing 100% owned U.S. subsidiaries that guarantee the Revolving Credit Facility and its future U.S. subsidiaries that guarantee the Revolving Credit Facility or other material indebtedness Era Group may incur in the future (the “Guarantors”). All the Guarantors currently guarantee the Revolving Credit Facility, and the guarantees of the Guarantors are full and unconditional and joint and several. Era Group has no independent assets or operations, and subsidiaries of Era Group other than the Guarantors are minor. In addition, there are no significant restrictions on the ability of Era Group or any Guarantor to obtain funds from its subsidiaries by dividend or loan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of September 30, 2014 and for the nine months ended September 30, 2014 and 2013, included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2013.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others:

•	dependence on, and the cyclical nature of, the offshore oil and gas industry;

•	dependence on oil and gas exploration and development activity in the areas where the Company operates;

•	fluctuations in worldwide prices of and demand for oil and natural gas;

•	the ability to successfully expand into other geographic and helicopter service markets;

•	the impact of increased United States (“U.S.”) and foreign government regulation and legislation, including potential government implemented moratoriums on drilling activities;

•	the requirement to engage in competitive processes or expend significant resources with no guaranty of recoupment;

•	inherent risks in operating helicopters;

•	the failure to maintain an acceptable safety record;

•	the grounding of all or a portion of our fleet for extended periods of time or indefinitely;

•	reduction or cancellation of services for government agencies;

•	reliance on a small number of helicopter manufacturers and suppliers;

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
Another Aeróleo customer, OGX Petroleo & Gas Participacoes SA (“OGX”), has experienced financial difficulties and has filed for bankruptcy protection. These financial difficulties could impair OGX's ability to pay its receivables to Aeróleo, which could, in turn, impair Aeróleo's ability to make its dry-lease payments owed to us and impact our revenues. We currently recognize revenues from Aeróleo only as cash is received.
In March 2012, we recorded an impairment charge of $5.9 million, net of tax, on our investment in and advances to Aeróleo resulting in a write-down of our investment to zero. As of September 30, 2014, we have deferred the recognition of $27.8 million of revenues owed by Aeróleo as a result of Aeróleo’s financial difficulties. Aeróleo’s partners have contributed $9.2 million of shareholder debt to Aeróleo since March 2012 to help address Aeróleo’s financial challenges. A continuation of any combination of these financial difficulties taken separately or together, may impede Aeróleo’s ability to pay for equipment leased from us, necessitate an infusion of capital from us to allow Aeróleo to continue to operate and, as a result, adversely impact our results of operations.

On February 15, 2014, definitive agreements were executed with respect to the transfer to a third party of the 50% economic interest and 80% voting interest held by the Company’s partner in Aeróleo. As consideration for the transfer of interests and the other terms and conditions of the transaction, Aeróleo will be required to make payments to affiliates of the transferring partner in the form of severance and partial repayment of shareholder loans that will likely require a capital infusion by the Company of approximately $2.0 million. The transaction remains subject to customary closing conditions, including approval of the court administering the estate of the beneficial owner of the Company’s partner in Aeróleo. Due to delays in obtaining such judicial approval, the transaction is now expected to close in the first half of 2015.  As a result of the transaction, the Company may be required to consolidate the financial results of Aeróleo in its financial statements following the consummation of the transactions.
Fleet Update
As of September 30, 2014, we had unfunded capital commitments consisting primarily of agreements to purchase helicopters totaling $290.1 million, including ten AW189 heavy helicopters, four S92 heavy helicopters and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered in 2014 through 2017. The S92 helicopters are scheduled to be delivered in 2015 through 2017. Delivery dates for the AW169 helicopters have yet to be determined. In addition, we had outstanding options to purchase up to an additional ten AW189, five S92 helicopters, and three AW139 helicopters. If these options were exercised, the helicopters would be scheduled for delivery beginning in 2015 through 2018. We also have the option to terminate $136.0 million of our total commitments (inclusive of deposits paid on options not yet exercised) without further liability other than liquidated damages of $9.0 million in the aggregate.
Following an extended global suspension of EC225 helicopter operations, we phased our EC225 helicopters in the U.S. Gulf of Mexico back into service during the third quarter of 2013.  Thereafter, our oil and gas operations in the U.S. Gulf of Mexico benefited from the availability of both our EC225 helicopters and the medium helicopters that were previously servicing EC225 helicopter contracts during the extended suspension.  As a result, the rate of increase in oil and gas revenues in the U.S. Gulf of Mexico compared to prior year periods is expected to continue to decelerate in the fourth quarter of fiscal year 2014.
The current spare capacity for our medium helicopters is higher than in recent periods.  Spare helicopters include our helicopters other than those under customer contracts, undergoing maintenance or dedicated for charter activity.  We are participating in several competitive bids to place some or all of the existing and forecasted spare medium helicopters on contract.  If we are not successful in securing sufficient new projects, we may experience a decline in the near-term utilization of our medium helicopters that may impact our near-term financial results. In addition, we may sell certain helicopters on an opportunistic basis consistent with our stated strategy.

Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	$’000%		$’000%		$’000%		$’000%
Operating Revenues:
United States	76,807	85	69,373	86	219,070	85	182,377	82
Foreign	13,703	15	11,624	14	37,463	15	40,584	18
	90,510	100	80,997	100	256,533	100	222,961	100
Costs and Expenses:
Operating
Personnel	19,413	22	18,220	22	56,986	22	52,151	23
Repairs and maintenance	16,339	18	15,097	19	50,642	20	43,977	20
Insurance and loss reserves	2,188	2	2,804	3	7,256	3	8,063	4
Fuel	7,406	8	6,404	8	20,454	8	17,132	8
Leased-in equipment	320	—	2,313	3	877	—	2,932	1
Other	8,616	10	6,500	8	22,386	9	17,144	8
	54,282	60	51,338	63	158,601	62	141,399	64
Administrative and general	12,941	14	9,683	12	34,340	13	28,362	13
Depreciation	11,746	13	11,340	14	34,458	13	34,432	15
	78,969	87	72,361	89	227,399	88	204,193	92
Gains on asset dispositions, net	42	—	2,560	3	6,072	2	17,837	8
Operating income	11,583	13	11,196	14	35,206	14	36,605	16
Other income (expense):
Interest income	130	—	155	—	418	—	452	—
Interest expense	(3,629)	(4)	(4,394)	(5)	(11,222)	(4)	(13,739)	(6)
SEACOR management fees	—	—	—	—	—	—	(168)	—
Derivative losses, net	(1,703)	(2)	(96)	—	(1,744)	(1)	(78)	—
Note receivable impairment	—	—	—	—	(2,457)	(1)	—	—
Foreign currency gains (losses), net	(485)	—	409	—	(521)	—	465	—
Other, net	(3)	—	7	—	10	—	19	—
	(5,690)	(6)	(3,919)	(5)	(15,516)	(6)	(13,049)	(6)
Income before income tax expense and equity earnings	5,893	7	7,277	9	19,690	8	23,556	10
Income tax expense	2,868	3	2,715	3	8,130	3	8,691	4
Income before equity earnings	3,025	4	4,562	6	11,560	5	14,865	6
Equity earnings, net of tax	1,286	1	526	—	2,321	1	1,762	1
Net income	4,311	5	5,088	6	13,881	6	16,627	7
Net loss (income) attributable to noncontrolling interest in subsidiary	(45)	—	116	—	51	—	326	—
Net income attributable to Era Group Inc.	4,266	5	5,204	6	13,932	6	16,953	7
Accretion of redemption value on Series A Preferred Stock	—	—	—	—	—	—	721	—
Net income attributable to common shares	4,266	5	5,204	6	13,932	6	16,232	7

Operating Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	$’000%		$’000%		$’000%		$’000%
Operating revenues:
Oil and gas: (1)
U.S. Gulf of Mexico	52,870	58	40,503	50	153,726	60	115,087	52
Alaska	7,984	9	14,003	17	23,486	9	31,370	14
International	1,514	2	1,248	2	2,932	1	3,540	2
Total oil and gas	62,368	69	55,754	69	180,144	70	149,997	68
Dry-leasing	12,392	14	10,376	13	34,734	13	37,397	17
Search and rescue	5,666	6	4,614	6	16,913	7	11,347	5
Air medical services	2,569	3	3,288	4	8,797	3	9,605	4
Flightseeing	4,043	4	4,390	5	6,989	3	7,184	3
FBO	3,562	4	2,671	3	9,262	4	7,748	3
Eliminations	(90)	—	(96)	—	(306)	—	(317)	—
	90,510	100	80,997	100	256,533	100	222,961	100
____________________

(1)	Primarily oil and gas services, but also includes revenues from activities such as firefighting and utility support.

Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $9.5 million higher in the three months ended September 30, 2014 (the “Current Year Quarter”) compared with the three months ended September 30, 2013 (the “Prior Year Quarter”).
Operating revenues from oil and gas operations in the U.S. Gulf of Mexico were $12.4 million higher in the Current Year Quarter. Operating revenues from heavy helicopters were $7.0 million higher primarily due to our EC225 helicopters operating for the full Current Year Quarter compared to a partial period of operations in the Prior Year Quarter when EC225 helicopters were phased back into service after the extended global suspension period. Operating revenues from medium helicopters were $4.1 million higher primarily due to increased charter activity at higher rates. Operating revenues from single engine helicopters were $0.6 million higher primarily due to higher rates. Miscellaneous revenues were $0.9 million higher primarily due to increased rebillable expenses and part sales. Operating revenues from light twin helicopters were $0.2 million lower due to decreased utilization.
Operating revenues from oil and gas operations in Alaska were $6.0 million lower in the Current Year Quarter. Operating revenues from medium helicopters were $5.3 million lower due to a smaller fleet count and decreased utilization. Operating revenues from single engine helicopters were $0.8 million lower due to decreased utilization. Miscellaneous revenues were $0.7 million lower due to reduced rebillable personnel expenses. These decreases were partially offset by an increase in operating revenues from light twin helicopters of $0.8 million due to increased fleet count.
Operating revenues from international oil and gas operations were $0.3 million higher in the Current Year Quarter primarily due to higher rates.
Revenues from dry-leasing activities were $2.0 million higher in the Current Year Quarter primarily due to increased cash collections of $3.1 million from our Brazilian joint venture, Aeróleo. As noted in the Aeróleo Update above, revenues from Aeróleo are recognized only as cash is received. The increase was partially offset by a $0.9 million decrease related to leases that ended subsequent to the Prior Year Quarter.
Operating revenues from search and rescue ("SAR") activities were $1.1 million higher in the Current Year Quarter due to higher subscription rates related to a third SAR helicopter being placed into service. Subsequent to September 30, 2014, we withdrew the third SAR helicopter from service.
Operating revenues from air medical services were $0.7 million lower in the Current Year Quarter primarily due to contracts that ended subsequent to the Prior Year Quarter.
Operating revenues from flightseeing activities were $0.3 million lower in the Current Year Quarter due to reduced activity primarily driven by adverse weather conditions.
Operating revenues from fixed based operations ("FBO") activities were $0.9 million higher in the Current Year Quarter primarily due to increased fuel sales.
Operating Expenses.  Operating expenses were $2.9 million higher in the Current Year Quarter. Personnel expenses were $1.2 million higher primarily due to pay scale and benefit adjustments and the use of contract labor. Repairs and maintenance expenses were $1.2 million higher primarily due to a $2.6 million increase in power-by-hour expense related to our EC225 helicopters returning to service, partially offset by the recognition of a $1.4 million credit related to the settlement agreement with Airbus Helicopters with respect to the suspension of operations of the EC225 helicopters discussed above. Insurance and loss reserves were $0.6 million lower primarily due to a reduction in claims and insured values of our helicopter fleet. Fuel expenses were $1.0 million higher primarily due to increased fuel sales at the FBO. Leased-in equipment expenses were $2.0 million lower primarily due to a one-time charge in the Prior Year Quarter related to the early termination of operating leases on certain helicopters configured for air medical services. Other expenses were $2.1 million higher primarily due to a $1.0 million increase in rebillable expenses including subcontractor fees and parts sales, a $0.4 million increase in freight costs due to parts movement activity and a $0.7 million increase in other operating expenses.
Administrative and General. Administrative and general expenses were $3.3 million higher in the Current Year Quarter. Compensation costs were $2.5 million higher due to the accelerated amortization of stock options and restricted stock awards and severance expenses related to the resignation of the Chief Executive Officer and $0.9 million higher primarily due to stock compensation grants and salary adjustments.
Depreciation. Depreciation expense was $0.4 million higher in the Current Year Quarter primarily due to depreciation on new helicopters placed in service partially offset by helicopters sold subsequent to the Prior Year Quarter.
Gains on Asset Dispositions, Net.  During the Current Year Quarter, there were no significant equipment dispositions. During the Prior Year Quarter, we sold helicopters and related equipment for total proceeds of $10.2 million resulting in gains of $2.6 million.

Operating Income. Operating income as a percentage of revenues was 13% in the Current Year Quarter compared with 14% in the Prior Year Quarter. Excluding gains on asset dispositions discussed above, operating income as a percentage of revenues was 13% in the Current Year Quarter compared with 11% in the Prior Year Quarter. The increase was primarily due to the impact of our EC225 helicopters returning to service and the credit related to a settlement agreement with Airbus Helicopters.
Interest Expense. Interest expense was $0.8 million lower in the Current Year Quarter primarily due to increased capitalized interest related to additional deposits and progress payments on helicopter orders and a base expansion project.
Derivative Losses, Net. Unrealized derivative losses of $1.7 million in the Current Year Quarter were primarily due to the revaluation to market of foreign exchange forward currency contracts.
Foreign Currency Gains (Losses), Net. Foreign currency losses of $0.5 million in the Current Year Quarter were primarily due to the strengthening of the United States dollar resulting in losses on our euro denominated balances and a realized loss on a settled foreign exchange forward currency contract.
Equity Earnings, Net of Tax. Equity earnings, net of tax, were $0.8 million higher in the Current Year Quarter primarily due to the sale of our 51% interest in Lake Palma, S.L. (“Lake Palma”) for a gain of $1.5 million, net of tax, partially offset by reduced earnings from our Dart Holding Company Ltd. (“Dart”) joint venture of $0.4 million.

Current Nine Months compared with Prior Nine Months
Operating Revenues. Operating revenues were $33.6 million higher in the nine months ended September 30, 2014 (the “Current Nine Months”) compared with the nine months ended September 30, 2013 (the “Prior Nine Months”).
Operating revenues from oil and gas operations in the U.S. Gulf of Mexico were $38.6 million higher in the Current Nine Months. Operating revenues from heavy helicopters were $24.6 million higher primarily due to our EC225 helicopters returning to service. Operating revenues from medium helicopters were $9.4 million higher primarily due to increased charter activity at higher rates. Operating revenues from single engine helicopters were $3.8 million higher due to increased utilization. Miscellaneous revenues were $1.4 million higher primarily due to increased rebillable expenses and part sales. Operating revenues from light twin helicopters were $0.6 million lower due to reduced utilization.
Operating revenues from oil and gas operations in Alaska were $7.9 million lower in the Current Nine Months. Operating revenues from medium helicopters were $7.5 million lower due to a smaller fleet count and decreased utilization. Operating revenues from single engine helicopters were $1.2 million lower due to decreased utilization. Other revenues were $1.0 million lower than in the Prior Nine Months which included $0.7 million for short-term work related to a drill ship running aground. Operating revenues from light twin helicopters were $1.8 million higher primarily due to increased fleet count and higher rates.
Operating revenues from international oil and gas operations were $0.6 million lower in the Current Nine Months due to reduced utilization.
Revenues from dry-leasing activities were $2.7 million lower in the Current Nine Months primarily due to a $5.3 million decrease related to leases that ended subsequent to the Prior Nine Months, of which $1.3 million related to helicopters that were subsequently sold. In addition, revenues were lower due to the recognition in the Prior Nine Months of a $1.1 million penalty related to the early termination of a dry-lease. These decreases were partially offset by increased cash collections of $2.2 million from a customer in India and $1.7 million from Aeróleo. As noted above, revenues from both customers are recognized only as cash is received.
Operating revenues from SAR activities were $5.6 million higher in the Current Nine Months due an increase in the number of subscription customers and higher subscription rates related to a third SAR helicopter being placed into service. Subsequent to September 30, 2014, we withdrew the third SAR helicopter from service.
Operating revenues from air medical services were $0.8 million lower in the Current Nine Months primarily due to the completion of contracts subsequent to the Prior Nine Months.
Operating revenues from flightseeing activities were $0.2 million lower in the Current Nine Months due to reduced activity primarily driven by adverse weather conditions.
Operating revenues from FBO activities were $1.5 million higher in the Current Nine Months primarily due to increased fuel sales.
Operating Expenses.  Operating expenses were $17.2 million higher in the Current Nine Months. Personnel expenses were $4.8 million higher primarily due to pay scale and benefit adjustments and higher headcount related to increased activity. Repairs and maintenance expenses were $6.7 million higher primarily due to a $9.8 million increase related to the timing of repairs and power-by-hour expense from our EC225 helicopters returning to service, partially offset by a $3.0 million credit related to the settlement agreement with Airbus Helicopters with respect to the suspension of operations of the EC225 helicopters discussed above. Insurance and loss reserves were $0.8 million lower primarily due to a decrease in insured values of our helicopter fleet. Fuel expenses were $3.3 million higher primarily due to the EC225 helicopters returning to service and increased fuel sales at the FBO. Leased-in equipment expenses were $2.1 million lower primarily due to a one-time charge in the Prior Nine Months related to the early termination of operating leases on certain helicopters configured for air medical services. Other expenses were $5.2 million higher primarily due to a $2.2 million increase in rebillable subcontractor fees, a $0.8 million increase in freight costs due to parts movement activity and a $2.2 million increase in other operating expenses.
Administrative and General. Administrative and general expenses were $6.0 million higher in the Current Nine Months. Compensation costs were $2.5 million higher due to the accelerated amortization of stock options and restricted stock expense and severance expenses related to the resignation of the Chief Executive Officer and $4.0 million higher primarily due to stock compensation grants and salary adjustments. These increases were partially offset by a reduction of $0.7 million in professional service fees due to a reduction of outsourced legal fees compared with the Prior Nine Months.
Depreciation.  Depreciation expense was consistent with the Prior Nine Months.
Gains on Asset Dispositions, Net.  During the Current Nine Months, we sold or otherwise disposed of helicopters and other equipment for proceeds of $7.0 million, resulting in gains of $6.1 million. During the Prior Nine Months, we sold helicopters and other equipment for proceeds of $60.0 million, resulting in gains of $17.8 million.

Operating Income. Operating income as a percentage of revenues was 14% in the Current Nine Months compared with 16% in the Prior Nine Months. Excluding gains on asset dispositions discussed above, operating income as a percentage of revenues was 11% in the Current Nine Months compared with 8% in the Prior Nine Months. The increase was primarily due to the impact of our EC225 helicopters returning to service, the credit related to a settlement agreement with Airbus Helicopters and the reduction of depreciation expense as a percentage of revenues.
Interest Expense. Interest expense was $2.5 million lower in the Current Nine Months primarily due to increased capitalized interest related to additional deposits and progress payments on helicopter orders and a base expansion project.
Derivative Losses, Net. Unrealized derivative losses of $1.7 million in the Current Nine Months were primarily due to the revaluation to market of foreign exchange forward currency contracts
Note Receivable Impairment. Note receivable impairments of $2.5 million during the Current Nine Months related to a probable loss on a note receivable.
Foreign Currency Gains (Losses), Net. Foreign currency losses of $0.5 million in the Current Nine Months were primarily due to the strengthening of the United States dollar, resulting in losses on our euro denominated balances and realized losses on settled foreign exchange forward currency contracts.
Income Tax Expense. Income tax expense was $0.6 million lower in the Current Nine Months primarily due to lower pre-tax income, partially offset by adjustments to the state tax apportionment.
Equity Earnings, Net of Tax. Equity earnings, net of tax, were $0.6 million higher in the Current Nine Months primarily due to the sale of our 51% interest in Lake Palma for a gain of $1.5 million, net of tax, partially offset by reduced earnings from our Dart joint venture of $0.7 million.

Fleet Count
The following shows details of our helicopter fleet as of September 30, 2014.

	Owned	Joint Ventured	Leased-in	Managed	Total	Max. Pass.(1)	Cruise Speed (mph)	Approx. Range (miles)	Average Age(2) (years)
Heavy:
EC225	9	—	—	—	9	19	162	582	4

Medium:
AW139	38	1	—	—	39	12	173	426	5
B212	9	—	—	—	9	11	115	299	36
B412	6	—	—	—	6	11	138	352	33
S76 A++	2	—	—	—	2	12	155	348	24
S76 C+/C++	5	—	—	1	6	12	161	348	8
	60	1	—	1	62

Light—twin engine:
A109	7	—	—	2	9	7	161	405	8
BK-117	—	—	2	1	3	9	150	336	N/A
EC135	17	—	2	1	20	7	138	288	6
EC145	3	—	—	2	5	9	150	336	6
	27	—	4	6	37

Light—single engine:
A119	17	—	—	—	17	7	161	270	8
AS350	35	—	—	—	35	5	138	361	18
	52	—	—	—	52
Total Fleet	148	1	4	7	160				12
____________________

(1)	In typical configuration for our operations.

(2)	Reflects the average age of helicopters that are owned by us.

Liquidity and Capital Resources
General
Our ongoing liquidity requirements arise primarily from working capital needs, meeting our capital commitments (including the purchase of helicopters and other equipment) and the repayment of debt obligations. In addition, we may use our liquidity to fund acquisitions, repurchase shares or make other investments. Sources of liquidity are cash balances and cash flows from operations and, from time to time, we may obtain additional liquidity through the issuance of equity or debt or through borrowings under our Revolving Credit Facility.
As of September 30, 2014, we had unfunded capital commitments of $290.1 million, consisting primarily of agreements to purchase helicopters, including ten AW189 heavy helicopters, four S92 heavy helicopters, and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered in 2014 through 2017. The S92 helicopters are scheduled to be delivered in 2015 through 2017. Delivery dates for the AW169 helicopters have yet to be determined. Of these commitments, $67.5 million are payable in 2014, with the remaining commitments payable through 2017, and $136.0 million (inclusive of deposits paid on options not yet exercised) may be terminated without further liability to us other than aggregate liquidated damages of $9.0 million. In addition, we had outstanding options to purchase up to an additional ten AW189 helicopters, five S92 helicopters and three AW139 helicopters. If these options were exercised, the helicopters would be delivered beginning in 2015 through 2018.
We expect to finance the remaining acquisition costs through a combination of cash on hand, cash provided by operating activities and borrowings under our Revolving Credit Facility.
Summary of Cash Flows

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$61,966	$48,399
Investing activities	(49,792)	3,301
Financing activities	(3,175)	(40,811)
Effect of exchange rate changes on cash and cash equivalents	23	123
Net increase in cash and cash equivalents	$9,022	$11,012
Operating Activities
Cash flows provided by operating activities increased by $13.6 million in the Current Nine Months compared with the Prior Nine Months. The components of cash flows provided by operating activities during the Current Nine Months and Prior Nine Months were as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Operating income before depreciation and gains on asset dispositions, net	$63,592	$53,200
Changes in operating assets and liabilities before interest and income taxes	(1,941)	3,856
Cash settlements on derivative transactions, net	(755)	(356)
Interest paid, excluding capitalized interest of $3,017 and $629 in the 2014 and 2013 periods, respectively	(6,417)	(9,923)
Income taxes	(734)	(57)
SEACOR management fees	—	(168)
Note receivable impairment	2,457	—
Other	5,764	1,847
Total cash flows provided by operating activities	$61,966	$48,399
Operating income before depreciation and gains on asset dispositions, net was $10.4 million higher in the Current Nine Months compared with the Prior Nine Months, primarily due to an increase in operating revenues of $33.6 million, partially offset by an increase in operating expenses and administrative and general expenses of $17.2 million and $6.0 million, respectively. See “Results of Operations” included above for an explanation of the main variances.

During the Current Nine Months, changes in operating assets and liabilities before interest and income taxes used cash flows of $1.9 million, primarily due to an increase in receivables partially offset by an increase in accounts payable and accrued expenses. During the Prior Nine Months, changes in operating assets and liabilities before interest and income taxes provided cash flows of $3.9 million.
Interest paid, excluding capitalized interest, was $3.5 million lower during the Current Nine Months primarily due to additional deposits and progress payments on helicopter orders and a base expansion project. Interest payments on such funds are capitalized and included in cash used in investing activities on the condensed consolidated statements of cash flows.
Income tax payments were $0.7 million higher during the Current Nine Months primarily due to tax payments in foreign jurisdictions.
During the Current Nine Months, note receivable impairments were $2.5 million related to a probable loss on a note receivable.
Cash flows provided by other operating activities were $3.9 million higher in the Current Nine Months, primarily due to $4.0 million in equity award amortization.
Investing Activities
During the Current Nine Months, net cash used in investing activities was $49.8 million primarily as follows:

•	Capital expenditures were $64.0 million, which consisted primarily of helicopter acquisitions and deposits on future helicopter deliveries.

•	Proceeds from the disposition of property and equipment were $7.0 million.

•	Proceeds from the sale of interest in equity investees were $6.4 million.

•	Net principal payments on notes due from equity investees were $0.5 million.

•	Net principal payments from third-party notes receivable were $0.4 million.
During the Prior Nine Months, net cash provided by investing activities was $3.3 million primarily as follows:

•	Proceeds from the disposition of property and equipment were $60.0 million.

•	Capital expenditures were $48.2 million, which consisted primarily of helicopter acquisitions and deposits on future helicopter deliveries.

•	Deposits into escrow for like-kind exchange transactions were $9.9 million.

•	Net principal payments on notes due from equity investees were $0.9 million.

•	Net principal payments from third-party notes receivable were $0.6 million.
Financing Activities
During the Current Nine Months, net cash used in financing activities was $3.2 million primarily as follows:

•	Issuance costs related to the amended and restated senior secured revolving credit facility (“Revolving Credit Facility”) were $2.4 million.

•	Principal payments on long-term debt were $2.2 million.

•	Proceeds from the Employee Stock Purchase Plan (“ESPP”) were $1.1 million.
•Proceeds from the exercise of stock options were $0.3 million.
During the Prior Nine Months, net cash used in financing activities was $40.8 million primarily as follows:

•	Principal payments on long-term debt were $52.1 million.

•	Borrowings on our senior secured revolving credit facility were $15.0 million.

•	Dividends paid on Series A preferred stock were $5.0 million.

•	Proceeds from SEACOR on the settlement of stock options were $0.7 million.

•	Proceeds from the exercise of stock options were $0.5 million.

Amended and Restated Senior Secured Revolving Credit Facility
Our Revolving Credit Facility provides us with the ability to borrow up to $300.0 million with a sub-limit of up to $50.0 million for letters of credit and matures in March 2019. Subject to the satisfaction of certain conditions precedent and the agreement by the lenders, the Revolving Credit Facility includes an “accordion” feature which, if exercised, will increase total commitments by up to $100.0 million. Our availability under the Revolving Credit Facility may be limited by the terms of our 7.750% Senior Notes. As of September 30, 2014, we had the ability to borrow an additional $244.3 million under the Revolving Credit Facility.
Senior Notes
On December 7, 2012, we completed an offering of $200.0 million aggregate principal amount of our 7.750% Senior Notes due December 15, 2022. Interest on the notes is payable semi-annually in arrears on June 15 and December 15 of each year.
Short and Long-Term Liquidity Requirements
We anticipate that we will generate positive cash flows from operating activities and that these cash flows will be adequate to meet our working capital requirements. During the nine months ended September 30, 2014, our cash provided by operating activities was $62.0 million. To support our capital expenditure program and/or other liquidity requirements, we may use operating cash flow, cash balances, proceeds from sales of assets, issue debt or equity, borrow under our Revolving Credit Facility or any combination thereof.
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
Off-Balance Sheet Arrangements
On occasion, we and our partners will guarantee certain obligations on behalf of our joint ventures. As of September 30, 2014, we had no such guarantees in place.
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
As of September 30, 2014, we had non-U.S. dollar denominated capital purchase commitments of €143.6 million ($181.6 million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. dollar equivalent of the non-hedged purchase commitment by $18.2 million. As of September 30, 2014, we maintained cash balances of €8.2 million. An adverse change of 10% in the underlying foreign currency exchange rate would reduce net income by $0.7 million.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of our Chief Financial Officer, who is currently also serving as Acting Chief Executive Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2014. Based on his evaluation, our Acting Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Acting Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, as of September 30, 2014.
During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
We have been evaluating, designing and enhancing controls, including internal controls over financial reporting related to processes that previously were handled by SEACOR and/or will continue for a limited time to be handled by SEACOR under the Amended and Restated Transition Services Agreement, including information systems support, cash disbursement support, cash receipt processing and treasury management, and have been discussing these matters with our independent accountants and the Audit Committee of our Board of Directors. Based on these evaluations and discussions, we are considering what revisions or improvements are necessary in order for us to conclude that our internal controls are effective. We are in the process of identifying areas where there may be a need for improvement in our internal controls, and following such process will design and implement controls and processes to address any issues identified through this review.

PART II—OTHER INFORMATION

ITEM 1A.     RISK FACTORS
For additional information about our risk factors, see “Risk Factors” in Item 1A of our 2013 Annual Report on Form 10-K, in Part II, and in our Current Reports on Form 8-K (if any).
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the three months ended September 30, 2014:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
July 1, 2014 - July 31, 2014	—	—	—	—
August 1, 2014 - August 31, 2014	—	—	—	$25,000,000
September 1, 2014 - September 30, 2014	—	—	—	$25,000,000
____________________

(1)
On August 14, 2014, the Company’s board of directors authorized the repurchase of up to $25.0 million in value of its common stock from time to time at the discretion of the Company’s executive management.

ITEM 6.	EXHIBITS

10.1	Separation and Consulting Agreement with Sten L. Gustafson
31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Era Group Inc. (Registrant)

DATE:	November 4, 2014	By:	/s/ Christopher S. Bradshaw
Christopher S. Bradshaw, Acting Chief Executive Officer and Chief Financial Officer

DATE:	November 4, 2014	By:	/s/ Jennifer Whalen
Jennifer Whalen, Vice President and Chief Accounting Officer

EXHIBIT INDEX

10.1	Separation and Consulting Agreement with Sten L. Gustafson
31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase