Form 10-K
period 2014-12-31
ERA GROUP INC.
filed 2015-03-11
CIK 1525221

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-35701
Era Group Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware	72-1455213
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

818 Town & Country Blvd., Suite 200 Houston, Texas	77024
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code (281) 606-4900

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2014 was $537,599,631. The total number of shares of Common Stock, par value $0.01 per share, outstanding as of March 6, 2015 was 20,404,303. The Registrant has no other class of Common Stock outstanding.

ERA GROUP INC.
FORM 10-K
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2014.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others:

•	dependence on, and the cyclical nature of, offshore oil and gas exploration, development and production activity;

•	fluctuations in worldwide prices of and demand for oil and natural gas;

•	reliance on a small number of customers and reduction of our customer base resulting from consolidation;

•	inherent risks in operating helicopters;

•	the failure to maintain an acceptable safety record;

•	the ability to successfully expand into other geographic and helicopter service markets;

•	the impact of increased United States (“U.S.”) and foreign government regulation and legislation, including potential government implemented moratoriums on drilling activities;

•	the requirement to engage in competitive processes or expend significant resources with no guaranty of recoupment;

•	the grounding of all or a portion of our fleet for extended periods of time or indefinitely;

•	reduction or cancellation of services for government agencies;

•	reliance on a small number of helicopter manufacturers and suppliers;

•
political instability, governmental action, war, acts of terrorism and changes in the economic condition in any foreign country where the Company does business, which may result in expropriation, nationalization, confiscation or deprivation of our assets or result in claims of a force majeure situation;

•	declines in the global economy and financial markets;

•	foreign currency exposure and exchange controls;

•	credit risk exposure;

•	the ongoing need to replace aging helicopters;

•	reliance on the secondary used helicopter market to dispose of older helicopters;

•	reliance on information technology;

•	allocation of risk between the Company and its customers;

•	liability, legal fees and costs in connection with providing emergency response services;

•	risks associated with the Company’s debt structure;

•	operational and financial difficulties of the Company’s joint ventures and partners;

•	conflict with the other owners of the Company’s non-wholly owned subsidiaries and other equity investees;

•	adverse results of legal proceedings;

•	adverse weather conditions and seasonality;

•	adequacy of insurance coverage;

•	the attraction and retention of qualified personnel;

•	restrictions on the amount of foreign ownership of the Company’s common stock;

•	the effect of the Spin-off, including the ability of the Company to recognize the expected benefits from the Spin-off; and

•	various other matters and factors, many of which are beyond the Company’s control.

It is not possible to predict or identify all such factors. Consequently, the foregoing should not be considered a complete discussion of all potential risks or uncertainties. The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this Annual Report on Form 10-K should be evaluated together with the many uncertainties that affect the Company’s businesses, particularly those discussed in greater detail in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.
PART I

ITEM 1.	BUSINESS
General
Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us” and the “Company” refer to Era Group Inc. and its consolidated subsidiaries. “Era Group” refers to Era Group Inc., incorporated in 1999 in Delaware. “Common Stock” refers to the common stock, par value $0.01 per share, of Era Group. The Company’s fiscal year ended on December 31, 2014.
We are one of the largest helicopter operators in the world and the longest operating helicopter transport operator in the U.S., which is our primary area of operations. Our helicopters are primarily used to transport personnel to, from and between offshore installations, drilling rigs and platforms. In the years ended December 31, 2014, 2013 and 2012, approximately 67%, 60% and 56%, respectively, of our total operating revenues were earned in the U.S. Gulf of Mexico, and during the same periods, approximately 15%, 18% and 15%, respectively, of our operating revenues were earned in Alaska. We also provide helicopters and related services to third-party helicopter operators and foreign affiliates. We currently have customers in Brazil, India, Norway, Spain and the United Kingdom.
The primary users of our helicopter services are international, major integrated and independent oil and gas exploration, development and production companies. Our customers include Anadarko Petroleum Corporation (“Anadarko”), Williams Field Services Company, LLC and Transcontinental Gas Pipeline Corporation (collectively, “Williams”), Repsol Services Company, Shell Pipeline Company, LP (“Shell”) and the Bureau of Safety and Environmental Enforcement (“BSEE”), a U.S. government agency. In the years ended December 31, 2014, 2013 and 2012, approximately 76%, 75% and 65% of our operating revenues, respectively, were derived from helicopter services, including emergency search and rescue services, provided to customers primarily engaged in offshore oil and gas exploration and production activities. In addition to serving the oil and gas industry, we provide air medical services, utility services including support of firefighting, mining, power line and pipeline survey activities and Alaska flightseeing tours, among other activities.
We dry-lease helicopters to third parties and foreign affiliates. These third parties and affiliates in turn provide helicopter services to customers in their local markets or provide niche services. Under our dry-lease arrangements, operational responsibility is normally assumed by the lessee, which allows for lower investment costs for direct support infrastructure. In certain countries where we believe it is beneficial to access the local market for offshore helicopter support, we conduct our international operations in compliance with local regulatory requirements that may mandate us to operate through entities in which we have a noncontrolling investment, through strategic alliances with foreign partners or through entities structured as joint ventures with local shareholders. The financial results of these entities may not be consolidated with our financial results. For example, in Brazil, we hold a 50% economic and 20% voting interest in Aeróleo Taxi Aero S/A (“Aeróleo”), a Brazilian entity that provides helicopter transport services to the offshore oil and gas industry in Brazil. We do not currently consolidate the financial results of Aeróleo but expect to be required to do so upon consummation of a transaction to transfer the 50% economic and 80% voting interest held by our partner in Aeróleo that was entered into on February 15, 2014. The transaction remains subject to customary closing conditions, including approval of the court administering the estate of the beneficial owner of our partner in Aeróleo. Due to delays in obtaining such judicial approval, the transaction is now expected to close during the first half of 2015. See Part II, Item 7. - “Recent Developments” for more information.
In Alaska, we operate a fixed based operation (“FBO”) at Ted Stevens Anchorage International Airport, leasing storage space and selling fuel and other services to a diverse group of general aviation companies and large corporations. In addition, we operate light and medium helicopters on the North Slope and around Prudhoe Bay in support of oil and gas exploration, development and production activities and inland in support of utility activities. We also operate light helicopters in a flightseeing operation, primarily in support of the cruise line industry, providing passengers with glacier and dog-sled tours from Juneau and Denali.
We provide a number of additional services through joint ventures that complement our core chartering and dry-leasing activities. We hold a 50% interest in our Dart Holding Company Ltd. (“Dart”) joint venture, which is a sales and manufacturing organization based in Canada that engineers and manufactures after-market helicopter parts and accessories for sale to helicopter manufacturers and operators and distributes parts and accessories on behalf of other manufacturers. We hold a 50% interest in Era Training Center LLC (“Era Training”), a joint venture based in Lake Charles, Louisiana, that provides classroom instruction, flight simulator and other training to our employees and third parties.
Era Group’s principal executive office is located at 818 Town & Country Blvd., Suite 200, Houston, Texas 77024, and its telephone number is (281) 606-4900. Era Group’s website address is www.eragroupinc.com. The reference to Era Group’s website is not intended to incorporate the information on the website into this Annual Report on Form 10-K.
Emerging Growth Company
On January 31, 2013, SEACOR Holdings Inc. (“SEACOR”) completed the spin-off of Era Group, and we are now an independent company with our Common Stock traded on the New York Stock Exchange (“NYSE”) under the symbol “ERA.” We are an “Emerging Growth Company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “Emerging Growth Companies.” These include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and obtaining stockholder approval of any golden parachute payments.
Segment and Geographic Information
We have determined that our operations comprise a single segment. Helicopters are mobile and versatile assets and as a result, may be utilized in any of our service lines as business needs dictate. We provide helicopters under contracts ranging from dry-leases, where only the helicopter is provided, to contracts providing full service operational support. Financial data for geographic areas is reported in Note 16 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
Our Strategy
Our goal is to be a premier global provider of helicopter transport and related services. Our operational, commercial and capital allocation strategies to achieve this goal are as follows:
Be a preferred provider of helicopter transport service. The primary focus of our business operations is the provision of safe, reliable and efficient helicopter services to our valued customers. We believe our customers consider safety and reliability as the two primary attributes required of their helicopter service providers. In October 2014, we together with four other major helicopter operators officially launched the new industry association HeliOffshore, which intends to use cross-industry cooperation as a platform for enhancing the industry’s overall strong safety record by sharing best practices, developing and applying advanced technology and encouraging common global flight standards. Amongst the helicopter service operators who meet their safety and reliability requirements, we believe customers usually make their selection of a provider based on aircraft availability, quality and location of facilities, customer service and pricing. In order to address customer needs, we have on order and maintain options on a substantial number of new helicopters, mainly heavy helicopter models such as the S92 and the new AW189. We maintain 20 bases of operations to support our customer needs, and we are making a significant investment to expand our Houma, Louisiana base of operations. Upon its opening in the second quarter of 2015, our Houma base will become one of the premier heliports servicing the Gulf of Mexico, with a new passenger terminal and hangar offering state of the art technology, security screening and passenger processing and comfort to our passengers and employees. We maintain a close partnership with our customers to help us better anticipate their needs, to assist us in providing customer service and to better manage our fleet utilization and capital allocation.
Continue to upgrade our versatile helicopter fleet with a focus on effective fleet utilization and management. We have a well-maintained and diverse fleet of helicopters to support our customers’ needs. We seek to improve and enhance our fleet through the acquisition of new helicopter models and the installation of newer and safer technologies. An integral part of our fleet strategy is premised upon maintaining well-qualified and well-trained maintenance, ground and flight crews to service our fleet. We regularly review our asset portfolio by assessing market conditions and our customers’ demand for different helicopter models. We buy, sell and lease out equipment in the ordinary course of our business. We believe our strong relationships with the original equipment manufacturers (“OEMs”) help us maintain an asset base suitable for use within our own operations and for dry-leasing to other operators. We have ordered and maintain options on a substantial number of new helicopters from the OEMs. As noted above, we have firm orders for four S92 helicopters and ten AW189 helicopters. Upon delivery, these two new heavy helicopter models will further enhance or fleet diversity and enable us to meet customer needs. In order to maintain the flexibility required to address changing industry and market conditions that impact the supply and demand for our services and our customer needs, we retain the ability to terminate a significant portion of our commitments to purchase new helicopters upon payment of specified liquidated damages.

Further develop dry-leasing opportunities. We believe dry-leasing diversifies our revenues and cash flow and permits us to monetize helicopter demand from end markets that we may not otherwise have access to without the attendant investment in infrastructure or operations. There is increasing competition in the dry-leasing market with the introduction and expansion of the specialized helicopter leasing companies. We believe customers look to us for helicopter dry-leasing because of our fleet diversity, including selection of light, medium and heavy helicopters to meet customer needs, and our ability as an operator to provide related services such as training, maintenance support and temporary ground and flight crews that differentiate us from the financial leasing companies. We believe that the market for dry-leasing will continue to grow for our offering as smaller operators in developing areas prefer the limited financial commitments of leasing equipment over purchasing and often require the operational support that we provide for the introduction of newer helicopter models.
Expand into new and growing geographic markets. We believe there are significant opportunities in offshore oil and gas markets outside of the U.S., and we selectively seek to access these growth markets. In addition to our 50% interest in Aeróleo, a Brazilian company to which we dry-lease helicopters and provide support services, we continue to develop our relationships with, and identify new, local operators in targeted markets that we believe are underserved by larger multinational helicopter operators, may benefit from our unique offering of services and expertise and provide us with opportunities for growth. As we seek to grow our business, we regularly evaluate new opportunities and entry into new markets through acquisitions, participation in unconsolidated affiliates, investment in joint ventures and the creation of partnership and alliances with industry participants.
Maximize shareholder value. We proactively manage our fleet as a portfolio of assets and our capital allocation plan with a focus on achieving business growth and improving rates of return, taking into careful account balance sheet, liquidity and risk management. Our goal is to deliver strong returns over time by (1) improving the cash returns through capital and operational efficiency improvements; (2) deploying more capital into opportunities management believes can deliver strong returns for the benefit of our shareholders, including making strategic acquisitions or strategic equity investments; and (3) withdrawing capital from areas where returns are deemed inadequate and unable to be sufficiently improved. We continuously evaluate and optimize our fleet utilization, and as helicopters come off of current contracts or are replaced by newer models, we assess our future opportunities for such helicopters against our ability to recover our remaining investments in the aftermarket. When appropriate, we may divest helicopters when such strategies provide the highest shareholder return. In addition, we intend to continue to pursue opportunities to realize value from our fleet’s versatility by shifting assets between markets when circumstances warrant.
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

•
Medium helicopters, which mostly have twin engines and a typical passenger capacity of 11 to 12, are primarily used to support the offshore oil and gas industry, search and rescue services, air medical services, utility services including support of firefighting, mining, power line and pipeline survey activities and corporate uses.

•
Light helicopters, which may have single or twin engines and a typical passenger capacity of five to nine, are used to support a wide range of activities, including the shallow water oil and gas industry, utility services, air medical services, tourism and corporate uses.

As of December 31, 2014, we owned or operated a total of 160 helicopters, consisting of nine heavy helicopters, 62 medium helicopters, 37 light twin engine helicopters and 52 light single engine helicopters. As of December 31, 2014, we had commitments to purchase an additional 19 new helicopters consisting of ten AW189 heavy helicopters, four S92 heavy helicopters and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered beginning 2015 through 2017. The S92 helicopters are scheduled to be delivered in 2015 and 2016. Delivery dates for the AW169 helicopters have yet to be determined. In addition, we had outstanding options to purchase up to an additional ten AW189 helicopters, five S92 helicopters and one AW139 helicopter. If these options were exercised, the helicopters would be delivered beginning in 2015 through 2018.
As of December 31, 2014, 126 helicopters were located in the U.S. and 34 were located in foreign jurisdictions.
The following table identifies the types of helicopters that comprise our fleet and the number of those helicopters in our fleet as of December 31, 2014. “Owned” are those helicopters owned by us. “Joint Ventured” are those helicopters owned by our non-wholly owned subsidiaries. “Leased-in” are those helicopters leased-in under operating leases. “Managed” are those helicopters that are owned by non-affiliated entities and operated by us for a fee.

As of December 31, 2014	Owned	Joint Ventured	Leased-in	Managed	Total	Max. Pass.(1)	Cruise Speed	Approx. Range	Average Age(2)
							(mph)	(miles)	(years)
Heavy:
EC225	9	—	—	—	9	19	162	582	5

Medium:
AW139	38	1	—	—	39	12	173	426	5
B212	9	—	—	—	9	11	115	299	36
B412	6	—	—	—	6	11	138	352	33
S76 A/A++	2	—	—	—	2	12	155	348	25
S76 C+/C++	5	—	—	1	6	12	161	348	8
	60	1	—	1	62

Light—twin engine:
A109	7	—	—	2	9	7	161	405	9
BK-117	—	—	2	1	3	9	150	336	n/a
EC135	17	—	2	1	20	7	138	288	6
EC145	3	—	—	2	5	9	150	336	6
	27	—	4	6	37

Light—single engine:
A119	17	—	—	—	17	7	161	270	8
AS350	35	—	—	—	35	5	138	361	18
	52	—	—	—	52
Total Fleet	148	1	4	7	160				12
_______________

(1)	In typical configuration for our operations.

(2)	Reflects the average age of helicopters that are owned by us.
The management of our global fleet involves a careful evaluation of the expected demand for helicopter services across global oil and gas markets, including the types of helicopters needed to meet this demand. As offshore oil and gas exploration and production globally moves to deeper water, more heavy and medium helicopters and newer technology helicopters may be required. Our orders and options to purchase helicopters are primarily for heavy helicopters. These capital commitments reflect our effort to meet customer demand for helicopters suitable for the deepwater market.
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
In the U.S., we provide and operate helicopters under contracts using a Federal Aviation Administration (“FAA”) issued Part 135 Air Operator’s Certificate (“AOC”) for a variety of activities, primarily offshore oil and gas exploration, development and production, air medical services, utility services, flightseeing tours, and emergency response search and rescue. For operating contracts, we are required to provide a complete support package including flight crews, helicopter maintenance and management of flight operations.
In international markets, local regulatory requirements may require us to conduct our international operations using another operator’s AOC or through entities in which we have a noncontrolling investment, through strategic alliances with foreign partners or through non-wholly owned entities with local shareholders. When operating on another operator’s AOC through dry-leases, our customers generally handle all the operational support except where our international contracts require us to provide more limited operational support, which typically consists of pilot training and/or helicopter maintenance.

Markets
Our current principal markets for our transportation and search and rescue services to the offshore oil and gas exploration, development and production industry are in the U.S. Gulf of Mexico and Alaska. In addition, we currently conduct our international activities in support of oil and gas exploration, development and production activity, primarily in Brazil, Europe and Asia.
U.S. Markets. We are one of the largest suppliers of helicopter services in the U.S. Gulf of Mexico, where we operate from 13 bases.
Our client base in the U.S. Gulf of Mexico consists primarily of international, independent and major integrated oil and gas companies. The U.S. Gulf of Mexico is a major offshore oil and gas exploration and production region and one of the largest oil and gas aviation markets in the world. According to the Bureau of Safety and Environmental Enforcement in its 2014 Analysis of the Oil Services Contract Industry in the Gulf of Mexico Region, the U.S. Gulf of Mexico has over 3,000 production platforms, of which approximately 2,000 have helipads and approximately 1,000 are manned. The deepwater platforms are serviced by heavy and medium helicopters. The shallow water platforms are typically unmanned and are serviced by light helicopters. Among our strengths in this region, in addition to our 13 operating bases, are our advanced proprietary flight-following systems, our maintenance operations and our search and rescue services.
We have seven operating bases in Alaska, where we provide support for international, independent and major integrated oil and gas companies. In addition to supporting oil company activities in the Cook Inlet and along the North Slope of Alaska, we operate a FBO at Ted Stevens Anchorage International Airport, provide summer flightseeing tours and support inland utility operations. Despite the remote location of our Alaskan bases, they are strategically located to provide services to our customers. These bases frequently include crew accommodations, hangars and fuel systems, all of which can be otherwise difficult or expensive to secure and maintain in such remote locations.
Our air medical services operations are primarily located in the northeastern U.S.
International Markets. Demand for helicopters in support of offshore oil and gas exploration, development and production, both in the U.S. and internationally, is affected by the level of offshore exploration and drilling activities, which in turn is influenced by a number of factors, including:

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
We actively market our services globally and currently conduct our international activities in Brazil, Europe and Asia. The following is a description of our international activities.
Brazil. Brazil has one of the largest deepwater offshore exploration and production areas in the world. In 2011, we acquired a 50% economic interest and 20% voting interest in Aeróleo. Aeróleo was founded in 1968 to provide logistical air support to the Brazilian oil and gas industry and has been active mainly in the Campos Basin, the largest offshore oilfield area in Brazil. Aeróleo has a network of three operating bases distributed strategically in Brazil. As of December 31, 2014, Aeróleo had a fleet of 14 helicopters, including three EC225 helicopters and 11 AW139 helicopters that we dry-lease to Aeróleo. Aeróleo’s main customers are Petroleo Brasileiro S.A. (“Petrobras Brazil”), OGX Petroleo & Gas Participacoes SA (“OGX”), Repsol Brazil, S.A. and Saipem do Brasil Lda. Since the acquisition of our interest in Aeróleo, Aeróleo has experienced financial difficulties. Refer to Part II, Item 7 - “Lines of Service” and “Recent Developments” and to Note 5 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information regarding Aeróleo’s economic performance and liquidity position.
Europe. We dry-lease helicopters and provide logistics and spare parts support to several operators in Europe. These helicopters are used in Norway, Spain and the United Kingdom by operators providing search and rescue services, utility operations and oil and gas exploration and production support.
Asia. In India, we dry-lease helicopters and provide logistics and spare parts support to an operator in the oil and gas industry.

Seasonality
A significant portion of our operating revenues and profits related to oil and gas exploration and production activity is dependent on actual flight hours. The fall and winter months have fewer hours of daylight, particularly in Alaska and the North Sea, and flight hours are generally lower at these times. In addition, prolonged periods of adverse weather in the fall and winter months, coupled with the effect of fewer hours of daylight, can adversely impact operating results. In general, the months of December through February in the U.S. Gulf of Mexico and October through April in Alaska have more days of adverse weather conditions than the other months of the year. In the U.S. Gulf of Mexico, June through November is tropical storm season. During a tropical storm, we are unable to operate in the area of the storm. However, flight activity may increase immediately before and after a storm due to the evacuation and return of offshore workers. The Alaska flightseeing operation is also seasonal with activity occurring only from late May until early September. There is less seasonality in our dry-leasing and air medical activities.
Customers and Contractual Arrangements
Our principal customers in the U.S. Gulf of Mexico are major integrated and independent oil and gas exploration and production companies and BSEE. We provide helicopters to BSEE under contract and provide services including the provision of flight crews, helicopter maintenance and management of flight operations. In Alaska, our principal customers are international, independent and major integrated oil and gas exploration and production companies, mining companies and cruise line passengers. Internationally, we typically dry-lease helicopters to local helicopter companies that operate our helicopters under their operating certificates and retain the operating risk. These companies in turn provide helicopter transportation services to oil and gas companies, utility companies, firefighting operators and governmental agencies. As of December 31, 2014, approximately 21% of our helicopters were utilized in support of these dry-leasing activities.
During the year ended December 31, 2014, our top ten customers accounted for 66% of total revenues. During the years ended December 31, 2014, 2013 and 2012, each of Anadarko and BSEE accounted for 10% or more of our total revenues.
We charter the majority of our helicopters primarily through master service agreements, subscription agreements, day-to-day charter arrangements and dry-leases. Master service agreements and subscription agreements typically require a fixed monthly fee plus incremental payments based on flight hours flown. These agreements have fixed terms ranging from one month to five years and generally may be canceled without penalty upon 30 days’ notice. Generally, these contracts do not commit our customers to acquire specific amounts of services or minimum flight hours and permit our customers to decrease the number of helicopters under contract with a corresponding decrease in the fixed monthly payments without penalty. Day-to-day charter arrangements call for either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate with a minimum number of hours to be charged. Dry-leases generally run from two to five years with no early cancellation provisions. Services provided under dry-leases can include only the equipment or can include the equipment plus logistical and maintenance support. The rate structure, as it applies to our oil and gas contracts, typically contains terms that limit our exposure to increases in fuel costs over a pre-agreed level. Fuel costs in excess of these levels are passed through to customers.
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
We are one of the largest helicopter companies operating in the U.S. Gulf of Mexico and one of the largest operating in Alaska. In the U.S. Gulf of Mexico, we have many competitors, the three largest being Bristow Group Inc. (“Bristow”), PHI, Inc. (“PHI”) and Rotorcraft Leasing Company LLC. Some oil and gas customers in the U.S. Gulf of Mexico operate their own helicopter fleets in addition to smaller companies that offer services similar to ours. In Alaska, we compete against a large number of operators including Erickson Air-Crane, Inc. and PHI. In international markets, there could be several major competitors depending on the region. Our primary competitors in Brazil consist of Lider Aviação Holding S.A., OMNI Táxi Aéreo Ltda., and Brazilian Helicopter Services Taxi Aéreo Ltda.
In air medical services, there are several major competitors with fleets dedicated to air medical operations including Air Methods Corporation, PHI and Air Medical Group Holdings. We compete against national and regional firms, and there is usually more than one competitor in each local market. In addition, we compete against hospitals that operate their own helicopters and, in some cases, against ground ambulances.

In most instances, an operator must have an acceptable safety record, demonstrated reliability and suitable equipment to bid for work. Among bidders meeting these criteria, customers typically make their final choice based on helicopter preference, aircraft availability, the quality and location of operating bases, customer service and price.
Our dry-leasing business competes against financial leasing companies such as Element Financial Corp., Lease Corporation International (Aviation) Limited, Macquarie Rotocraft Leasing, Milestone Aviation Group and Waypoint Leasing.
Risks of Foreign Operations
We have activities worldwide and for the years ended December 31, 2014, 2013 and 2012, 15%, 18%, and 22%, respectively, of our operating revenues were derived from foreign activities.
Foreign operations are subject to inherent risks, which, if they materialize, could have a material adverse effect on our financial position and our results of operations. See Item 1A - “We are subject to risks associated with our international operations” for more information.
Government Regulation
Regulatory Matters. Our operations are subject to significant federal, state and local regulations in the U.S., as well as international treaties and conventions and the laws of foreign jurisdictions where we operate our equipment or where the equipment is registered or operated. We hold the status of an air carrier under the relevant provisions of Title 49 of the United States Transportation Code (“Transportation Code”) and engage in the operating and dry-leasing of helicopters in the U.S. and, as such, we are subject to various statutes and regulations. We are governed principally by: (i) the regulations of the United States Department of Transportation (“DOT”), including Part 298 registration as an On-Demand Air Taxi Operator; and (ii) the regulations of the FAA applicable to an FAA Part 135 Air Taxi certificate holder. Among other things, the DOT regulates our status as an air carrier, including our U.S. citizenship. The FAA regulates our flight operations and, in this respect, has jurisdiction over our personnel, helicopters, ground facilities and certain technical aspects of our operations. In addition to the FAA, the National Transportation Safety Board is authorized to investigate our helicopter accidents (if any) and to recommend improved safety standards. We are also subject to the Communications Act of 1934, as amended, because of the use of radio facilities in our operations. Our FBO in Alaska is further subject to the oversight of the Anchorage International Airport.
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
Environmental Compliance. Our business is subject to federal, state, local and international laws and regulations relating to environmental protection and occupational safety and health, including laws that govern the discharge of oil and pollutants into navigable waters. Such laws include the federal Water Pollution Control Act, also known as the Clean Water Act, which imposes restrictions on the discharge of pollutants to the navigable waters of the U.S. We are also subject to the Coastal Zone Management Act, which authorizes state development and implementation of certain programs to manage water pollution to restore and protect coastal waters. In addition, because our operations generate and, in some cases, involve the transportation of hazardous wastes, we are subject to the Federal Resource Conservation and Recovery Act, which regulates the use, generation, transportation, treatment, storage and disposal of hazardous and certain non-hazardous wastes. Violations of these laws, along with comparable state and local laws, may result in civil and criminal penalties, fines, injunctions or other sanctions. We are also subject to the Comprehensive Environmental Response, Compensation and Liability Act and certain comparable state laws, which establish strict and, under certain circumstances, joint and several liabilities for specified parties in connection with liability for the investigation and remediation of releases of hazardous materials into the environment and damages to natural resources. Such liability can arise even as a result of conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or third parties.
In addition, our customers in the oil and gas exploration, development and production industry are affected by environmental laws and regulations, which have become stricter as a result of the Deepwater Horizon matter, that restrict their activities and may result in reduced demand for our services.
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
Safety, Industry Hazards and Insurance
The safety of our passengers and the maintenance of a safe working environment for our employees is our number one operational priority. We believe we have a strong safety culture throughout our organization that is sponsored by our Chief Executive Officer responsible for setting the tone at the top. We strive to exceed the stringent safety and performance audit standards set by aviation regulatory bodies and our customers.
We hired a new officer in 2014 with primary responsibility for safety and oversight of our in-house safety department responsible for our compliance with safety standards within our organization, standardizing base operating procedures, compliance with government regulations and customer requirements, and educating and training our employees. A key to maintaining our strong safety record is having highly qualified, experienced and well trained employees. We conduct training and safety programs to promote a safe working environment and minimize hazards.
Helicopter operations are potentially hazardous and may result in incidents or accidents. Hazards such as adverse weather conditions, collisions, fire and mechanical failures may result in death or injury to personnel, damage to equipment, and other environmental damage. We target zero accidents and injuries in the workplace, and we believe our air accident rate per 100,000 flight hours in 2014 was better than the industry average with respect to safety.
We have implemented a safety program that includes, among many other features, (i) transition and recurrent training using flight training devices, (ii) an FAA approved flight operational quality assurance program and (iii) health and usage monitoring systems (“HUMS”), which automatically monitor and report on vibrations and other anomalies on key components of certain helicopters in our fleet.
Employees
As of December 31, 2014, we employed 777 individuals, including 240 pilots and 231 mechanics. We consider relations with our employees to be good. None of our employees are covered by collective bargaining agreements.
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
Our business, results of operations, financial condition, liquidity, cash flow, or prospects may be materially and adversely affected by numerous risks and uncertainties. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the risks and uncertainties described below. These risks and uncertainties represent some of the more critical risk factors that affect us, as well as the other information that has been provided in this Annual Report on Form 10-

K. Our business operations or actual results could also be similarly impacted by additional risks and uncertainties that are not currently known to us or that we currently deem immaterial to our operations.
Risk Factors Related to Our Customers and Contracts
Demand for many of our services is impacted by the level of activity in the offshore oil and gas exploration, development and production industry.
In the years ended December 31, 2014 and 2013, approximately 76% and 75%, respectively, of our operating revenues were generated by our services, including search and rescue services, to companies primarily engaged in offshore oil and gas exploration, development and production activities. As a result, demand for our services, as well as our revenue, profitability and results of operations, are significantly impacted by levels of activity in those sectors. These levels of activity have historically been volatile and the volatility is likely to continue in future periods. In addition to the volatility, these levels are subject to factors that we cannot predict and that are beyond our control, including:

•	general economic conditions;

•	prevailing oil and gas prices and expectations about future prices and price volatility;

•	actions of the Organization of Petroleum Exporting Countries and other oil producing countries to control prices or change production levels;

•	the price and availability of alternative fuels;

•	assessments of offshore drilling prospects compared with land-based opportunities that do not generally require our services;

•	the costs of exploration, production and delivery of oil and natural gas offshore;

•	global supply and demand for the oil and gas markets and expectations about future supply and demand;

•	availability and rates of discovery of new oil and natural gas reserves in offshore areas;

•	federal, state, local and international political conditions, and policies including those with respect to local content requirements and the exploration and development of oil and gas reserves;

•	technological advancements affecting exploration, development and production of oil and gas and energy consumption;

•	weather conditions;

•	government regulation;

•	regulation of drilling activities and the availability of drilling permits and concessions and environmental regulation; and

•	the ability of oil and natural gas companies to generate or otherwise obtain funds for offshore oil and gas exploration, development and production and their capital expenditures budgets.
We are in a cyclical business.
Our industry has historically been cyclical and is affected by the volatility of oil and gas price levels, fluctuations in government programs and spending and general economic conditions. Changes in commodity prices can have a significant effect on demand for our services, and periods of low activity intensify price competition in the industry and could result in our helicopters being idle for long periods of time. A prolonged significant downturn in oil and natural gas prices or increased regulation containing onerous compliance requirements is likely to cause a substantial decline in expenditures for exploration, development and production activity, which would result in a decline in demand and lower rates for our services. Similarly, the government agencies with which we do business could face budget cuts or limit spending, which would also result in a decline in demand and lower rates for our services. These changes could adversely affect our business, financial condition and results of operations.
We rely on relatively few customers, some of which are our affiliates, for a significant share of our revenues, the loss of any of which could adversely affect our business, financial condition and results of operations.
We derive a significant portion of our revenues from a limited number of oil and gas exploration, development and production companies and government agencies. Specifically, services provided to Anadarko, BSEE, Shell, and Williams accounted for 26%, 10%, 6% and 6% of our revenues, respectively, for the year ended December 31, 2014. The portion of our revenues attributable to any single customer may change over time, depending on the level of activity by any such customer, our ability to meet the customer’s needs and other factors, many of which are beyond our control. The loss or reduction of business from any of our significant customers could have a material adverse effect on our business, financial condition, liquidity and results of operations.
Further, to the extent any of our customers or the customers of companies to whom we dry-lease helicopters experience an extended period of operational or financial difficulty, our revenues and results of operations could be materially adversely affected. Aeróleo, our Brazilian joint venture and dry-lease customer, experienced financial difficulties as a result of certain of its helicopters that were dry-leased from us remaining idle for extended period of time. See Note 5 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information. Due to the resulting liquidity issues experienced by Aeróleo, we, together with our partner, contributed $9.2 million of additional debt capital to Aeróleo to enable it to continue operating in September 2012. Another Aeróleo customer, OGX, experienced financial difficulties and filed for bankruptcy protection. These financial difficulties could impair OGX’s ability to pay its receivables to Aeróleo, which could, in turn, impair Aeróleo’s ability to make its dry-lease payments owed to us and impact our revenue. As a result of these financial difficulties, we currently recognize revenues from Aeróleo only as cash is received and as of December 31, 2014, we had deferred recognition of $31.0 million of revenues from Aeróleo. If Aeróleo requires additional capital contributions, it could also affect our liquidity. Further, to the extent we do not collect receivables owed to us from Aeróleo or earn less revenues from the relationship than anticipated, our results of operations and liquidity could be materially adversely affected.
Consolidation of our customer base could adversely affect demand for our services and reduce our revenues.
Many of our customers are international, major integrated or independent oil and gas exploration, development and production companies. In recent years, these companies have undergone substantial consolidation, and additional consolidation is possible. Consolidation results in fewer companies to charter or contract for our services, and in the event one of our customers combines with a company that is using the services of one of our competitors, the combined company could decide to use the services of that competitor or another provider. Further, merger activity among both major and independent oil and natural gas companies affects exploration, development and production activity as the consolidated companies often put projects on hold while integrating operations. Consolidation may also result in an exploration and development budget for a combined company that is lower than the total budget of both companies before consolidation. Reductions in the budgets of oil and gas companies could adversely affect demand for our services that could result in a material adverse impact on our business, financial condition and results of operations.
Our customers include U.S. government agencies that are dependent on budget appropriations, which may fluctuate and, as a result, limit their ability to use our services.
U.S. government agencies, consisting primarily of BSEE, are among our key customers and accounted for 10% of our revenues for the year ended December 31, 2014. Government agencies receive funding through budget appropriations, which are determined through the political process, and as a result, funding for the agencies with which we do business may fluctuate. There has been increased Congressional scrutiny of discretionary program spending by the U.S. government in light of concerns over the size of the national debt and lawmakers have discussed the need to cut or impose caps on discretionary spending in coming years, which could mean budget cuts to federal agencies to which we provide services. If any of these agencies, and in particular BSEE, experience reductions in their budgets or if they change their spending priorities, their ability or willingness to spend on helicopter services may decline, and they may substantially reduce or cease using our services, which could have a material adverse effect on our business, financial condition and results of operations.
The implementation by our customers of cost-saving measures could reduce the demand for our services.
Oil and gas companies are continually seeking to implement measures aimed at cost savings, especially during times of depressed pricing such as the one we are currently experiencing. These measures can include efforts to improve efficiencies and reduce costs by reducing headcount or finding less expensive means for moving personnel offshore. Reducing headcount, changing rotations for personnel working offshore, therefore requiring fewer trips to and from installations are some, but not all, of the possible initiatives that could result in reduced demand for our helicopter transport services. In addition, customers could establish their own helicopter operations or utilize other transportation alternatives, such as marine transport. The continued implementation of these kinds of measures could reduce the demand for helicopter services provided by independent operators like us, and could have a material adverse effect on our business, financial condition and results of operations.
Our industry is subject to intense competition.
The helicopter industry is highly competitive. Contracting for helicopter services is often done through a competitive bidding process among those operators having an acceptable safety record, demonstrated reliability, requisite equipment for the job and sufficient resources to provide coverage when primary equipment comes out of service for maintenance. Customers typically make their final choice based on aircraft availability, quality and location of facilities and price. If we were unable to satisfy the criteria to participate in bids, we would be unable to compete effectively and our business, financial condition and results of operations would be materially and adversely affected.

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
We compete against a number of helicopter operators, including other major global helicopter operators such as Bristow and CHC Group Ltd. In the U.S., we face competition for business in the oil and gas industry from three major operators: Bristow, PHI and Rotorcraft Leasing Company, LLC. In our international markets, we also face competition from local operators in countries where foreign regulations may require that contracts be awarded to local companies owned or controlled by nationals or from operators that are more recognized in some of those markets. There can be no assurance that our competitors will not be successful in capturing a share of our present or potential customer base. We also face potential competition from customers that establish their own flight departments and smaller operators with access to capital that can expand their fleets and operate more sophisticated and costly equipment. In providing air medical transport services, we face competition from Air Medical Group Holdings, Air Methods Corporation, PHI and many other operators. In addition, helicopter leasing companies, such as Lease Corporation International (Aviation) Limited, Macquarie Rotocraft Leasing, Milestone Aviation Group and Waypoint Leasing, provide offerings which compete with, and could capture a share of our, dry-leasing opportunities to third parties. Further, in January 2015, Milestone Aviation Group was acquired by GE Capital Aviation Services, a company with significant resources. We also compete with other providers of medical air transport, search and rescue, utility and flightseeing services in various markets.
A significant portion of our business is obtained by competitive bid or other competitive process which often require us to expend significant resources with no guaranty of recoupment.
Chartering of helicopters is often done through an aggressive competitive bidding process and intense negotiations. Customers typically make their final choice based on the best price for the required helicopter model that is available within the time frame mandated by their needs. Successfully competing in competitive bidding situations subjects us to risks associated with the substantial time, money, and effort, including proposal development and marketing activities, required to prepare bids and proposals for contracts that may not be awarded to us.
Due to the intense competition in our markets and increasing customer demand for shorter delivery periods, even in cases where we not involved in a competitive bidding process, we might be required to begin implementation of a project before the corresponding order has been finalized. If we do not succeed in securing an opportunity or winning a bid, we may obtain little or no benefit from the expenditures associated with pursuing them, we may not be able to recoup them on future projects and may have to write them off.
Our contracts generally can be terminated or downsized by our customers without penalty.
Many of our operating contracts and charter arrangements in the U.S. Gulf of Mexico and Alaska contain provisions permitting early termination by the customer for any reason, generally without penalty, and with limited notice requirements. In addition, many of our contracts do not commit our customers to acquire specific amounts of services and permit them to decrease the number of helicopters under contract with a corresponding decrease in the fixed monthly payments without penalty. As a result, you should not place undue reliance on our customer contracts or the terms of those contracts. The termination of contracts by our significant customers or the decrease in their usage of our helicopter services could have a material adverse effect on our business, financial condition and results of operations.
Our customers may shift risk to us.
We give to and receive from our customers indemnities relating to damages caused or sustained by us in connection with our operations. Our customers’ changing views on risk allocation may cause us to accept greater risk to win new business or may result in our losing business if we are not prepared to take such risks. To the extent that we accept such additional risk, and seek to insure against it, if possible, our insurance premiums could rise. If we cannot insure against such risks or otherwise choose not to do so, we could be exposed to catastrophic losses in the event such risks are realized.
Our fixed operating expenses and long-term customer contracts could adversely affect our business under certain circumstances.
Our profitability is directly related to demand for our services. A significant portion of our operating expenses are related to crew wages and benefits, insurance and maintenance programs, and are therefore fixed and must be paid even when our helicopters are not actively servicing customers and generating income. A decrease in our revenues could therefore result in a disproportionate decrease in our earnings, as a substantial portion of our operating expenses would remain unchanged. Similarly, the discontinuation of any rebates, discounts or preferential financing terms offered to us by manufacturers or suppliers would have the effect of increasing our fixed expenses, and without a corresponding increase in our revenues, would negatively impact our results of operations.

Increases in supplier costs, fuel costs, labor costs, insurance costs, and other costs are typically passed through to our customers through rate increases where possible, including as a component of contract escalation charges. However, certain of our contracts are long-term in nature and may not have escalation or escalation may be tied to an index, which may not increase as rapidly as the associated costs. As a result, these escalations may not be sufficient to enable us to recoup increased costs in full thereby resulting in lower margins. There can be no assurance that we will be able to estimate costs accurately or recover increased costs by passing these costs on to our customers. We may not be successful in identifying or securing cost escalations for other costs that may escalate during the applicable customer contract term. In the event that we are unable to fully recover material costs that escalate during the terms of our customer contracts, the profitability of our client contracts and our business, financial condition and results of operations could be materially and adversely affected.
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
Risk Factors Related to Our Operations
Our operations involve a degree of inherent risk that may not be covered by our insurance or may increase our costs.
The operation of helicopters is subject to various risks, including catastrophic disasters, crashes, collisions, adverse weather conditions, mechanical failures and damage to our facility or spare parts, which may result in loss of life, personal injury and/or damage to property and equipment and the suspension or reduction of our operations. Our helicopters have been involved in accidents in the past, some of which included loss of life, personal injury and property damage. We, or third parties operating our helicopters, may experience accidents or damage to our assets in the future. These risks could endanger the safety of both our own and our customers’ personnel, equipment, cargo and other property, as well as the environment. If any of these events were to occur with equipment that we operate or dry-lease to third parties, we could experience loss of revenues, termination of charter contracts, higher insurance rates and damage to our reputation and customer relationships. In addition, to the extent an accident occurs with a helicopter we operate or by assets supporting our operations, we could be held liable for resulting damages. The occurrence of any such incident could have a material adverse effect on our business, results of operations and financial condition.
If other operators experience accidents or safety issues with a particular model of helicopter that we operate or dry-lease resulting in a customer refusing to use that particular helicopter model due to a loss in confidence for that model by our customers, their employees or the unions to which our customer’s employees belong, a regulatory body grounding that particular helicopter or our taking such helicopter model out of service until the cause of the accident or concern is adequately addressed, we may experience a reduction of revenues and a loss of customers. While we seek to mitigate the financial impact of such risks and preserve our rights through commercial and other arrangements with all those involved, these mitigation efforts may not be successful or available for all incidents. Our financial condition and results of operations may fluctuate from period to period as a result of such incidents and our mitigation efforts. In addition, the value of such helicopter model might also be permanently reduced in the market if the model were to be considered less desirable for future service.
Certain models of helicopters that we operate or dry-lease have experienced accidents while operated by third parties. For instance, there were two ditchings involving the EC225 helicopter, including one under dry-lease from us to one of our customers and one owned and operated by another helicopter company, which led major global operators to indefinitely suspend EC225 helicopter operations in October 2012 during the lengthy investigation and subsequent corrective action by the manufacturer. After the manufacturer of the EC225 helicopter, Airbus Helicopters (formerly Eurocopter), a division of European Aeronautic Defense and Space Company, identified the root cause of the EC225 helicopter service failures and implemented engineering solutions, prevention and detection measures to remedy the matters that led to the suspension that were approved by the European Aviation Safety Agency regulatory authority in July 2013, the United Kingdom Civil Aviation Authority and the Civil Aviation Authority of Norway lifted operational restrictions, facilitating the return to service of the EC225 helicopter thereafter on a worldwide basis.
Our Brazilian joint venture and dry-lease customer, Aeróleo, experienced financial difficulties resulting from both an incident with an AW139 helicopter operated by a competitor and the extended global suspension of the EC225 helicopter described above (see further discussion in Note 5 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K). As of December 31, 2014, we had deferred the recognition of $31.0 million million of revenues owed to us by Aeróleo. Should Aeróleo be unable to fully recover the amount of the suspended payments or encounter any additional financial challenges, it may impede Aeróleo’s ability to pay for the equipment leased from us, necessitate an infusion of capital to allow Aeróleo to operate and adversely impact our results of operations.
We carry insurance, including hull and liability, liability and war risk, general liability, workers’ compensation and other insurance customary in the industry in which we operate. Our insurance coverage is subject to deductibles and maximum coverage amounts. Our insurance policies are also subject to compliance with certain conditions, the failure of which could lead to a denial of coverage as to a particular claim or the voiding of a particular insurance policy. We cannot ensure that our existing coverage will be sufficient to protect against all potential liabilities or the total amount of insured claims and liabilities, that we will be able to maintain our existing coverage in the future, or that our existing coverage can be renewed at commercially reasonable rates without a substantial increase in premiums. Even in cases where insurance covers the costs of repair due to damage to a helicopter, there may be diminution in the value of the helicopter as result of its being less desirable for future service that is likely not covered by insurance. Furthermore, we are not insured for loss of profit, loss of use of our helicopters, business interruption or loss of flight hours. The loss of, or limited availability of, our liability insurance coverage, inadequate coverage from our liability insurance or substantial increases in future premiums could have a material adverse effect on our business, financial condition, liquidity, cash flows and results of operations Any material liability not covered by insurance or for which third-party indemnification is not available, would have a material adverse effect on our business, financial condition, liquidity, cash flows and results of operations.
Failure to maintain an acceptable safety record may have an adverse impact on our ability to obtain and retain customers.
Our customers consider safety and reliability as the two primary attributes in selecting a helicopter service provider. We must maintain a record of safety and reliability that is acceptable to, and in certain instances is contractually required by, our customers. In an effort to maintain an appropriate standard, we incur considerable costs to maintain the quality of our safety and training programs and our fleet of helicopters. For example, we have implemented a safety program that includes, among many other features, (i) transition and recurrent training using flight training devices, (ii) an FAA approved flight operational quality assurance program and (iii) HUMS, which automatically monitors and reports on vibrations and other anomalies on key components of certain helicopters in our fleet. In addition, many of our customers regularly conduct audits of our operations and safety programs. We cannot assure you that our safety program or our other efforts will provide an adequate level of safety or an acceptable safety record. If we fail to maintain standards of safety and reliability that are satisfactory to our customers, our ability to retain current customers and attract new customers may be adversely affected. Moreover, helicopter crashes or similar disasters of another helicopter operator could impact customer confidence and lead to a reduction in customer contracts or result in the grounding of our helicopters, particularly if such helicopter crash or disaster were due to a safety fault in a type of helicopter used in our fleet. In addition, the loss of any helicopter as a result of an accident could cause significant adverse publicity and the interruption of services to our customers, which could adversely impact our reputation, operations and financial results. Our helicopters have been involved in accidents in the past, some of which have included loss of life and property damage. We may experience similar accidents in the future.
We may not be able to obtain work on acceptable terms covering some of our new helicopters, and some of our new helicopters may replace existing helicopters already under contract, which could adversely affect the utilization of our existing fleet.
We have on order and have options to order a substantial number of new helicopters. As of December 31, 2014, we had placed orders for 19 new helicopters and have options to purchase an additional 16 helicopters. Of the helicopters on order, seven are scheduled to be delivered in 2015, five are scheduled to be delivered in 2016, and two are scheduled to be delivered in 2017. Delivery dates for the remaining five helicopters have yet to be determined. Many of our new helicopters may not be covered by customer contracts when they are placed into service, and we cannot assure you as to when we will be able to utilize these new helicopters or on what terms. To the extent our helicopters are covered by a customer contract, many of these contracts are short-term, requiring us to seek renewals frequently. Once a new helicopter is delivered to us, we generally spend between two and three months to install equipment and configure the helicopter to our specifications before we place it into service. As a result, there can be a significant delay between the delivery date for a new helicopter and the time that it is able to generate revenues for us. We also expect that some of our customers may request new helicopters in lieu of our existing helicopters, which could adversely affect the utilization of our existing fleet.
Our dependence on a small number of helicopter manufacturers poses a significant risk to our business and prospects.
Although our fleet includes equipment from all four of the major helicopter manufacturers, our current fleet expansion and replacement needs rely on three manufacturers. If any of the manufacturers with whom we contract face production delays due to, for example, natural disasters, labor strikes or unavailability of skilled labor, we may experience a significant delay in the delivery of previously ordered helicopters. During these periods, we may not be able to obtain additional helicopters with acceptable pricing, delivery dates or other terms. Delivery delays or our inability to obtain acceptable helicopters would adversely affect our revenues and profitability and could jeopardize our ability to meet the demands of our customers and execute our growth strategy. Furthermore, regulatory authorities may require us to temporarily or permanently remove certain helicopter models from service following certain incidents or accidents. The lack of availability of new helicopters resulting from a backlog in orders or unavailability of certain helicopter models for service could result in an increase in prices for certain types of used helicopters.
A shortfall in availability of aircraft components, parts and subsystems required for maintenance and repairs of our helicopters and supplier cost increases could adversely affect us.
In connection with the required routine repairs and maintenance that we perform or are performed by others on our helicopters, we rely on seven key vendors (Agusta Aerospace Corporation, Sikorsky Aircraft Corporation, Airbus Helicopters Inc., Bell Helicopter Textron Inc., Pratt and Whitney Canada, Turbomeca USA, Inc. and Honeywell International) for the supply and overhaul of components on our helicopters. Consolidations involving suppliers could further reduce the number of alternative suppliers for us and increase the cost of components. These vendors have historically been the manufacturers of helicopter components and parts, and their factories tend to work at or near full capacity supporting the helicopter production lines for new equipment. This leaves little capacity for the production of parts requirements for maintenance of our helicopters. The tight production schedules, as well as new regulatory requirements, the availability of raw materials or commodities, or the need to upgrade parts or product recalls can add to backlogs, resulting in key parts being in limited supply or available on an allocation basis. To the extent that these suppliers also supply parts for helicopters used by the U.S. military, parts delivery for our helicopters may be delayed during periods in which there are high levels of military operations. Our inability to perform timely repair and maintenance could result in our helicopters being underutilized and cause us to lose opportunities with existing or potential customers, each of which could have an adverse impact on our results of operations. Furthermore, our operations in remote locations, where delivery of these components and parts could take a significant period of time, may also impact our ability to repair and maintain our helicopters. Although every effort is made to mitigate such impact, this may pose a risk to our results of operations. In addition, supplier cost increases for critical helicopter components and parts can also adversely impact our results of operations. Cost increases are passed on to our customers through rate increases where possible, including as a component of contract escalation charges. However, as certain of our contracts are long-term in nature and may not have escalation or escalation may be tied to an index, which may not increase as rapidly as the cost of parts, we may see our margins erode. In addition, as many of our helicopters are manufactured by two European based companies, the cost of spare parts could be impacted by changes in currency exchange rates.
Additionally, operation of our fleet requires us to carry spare parts inventory to perform scheduled and unscheduled maintenance activity.  Changes in the aircraft model types of our fleet can result in inventory levels in excess of those required to support the fleet over the remaining life of the fleet.  Additionally, other parts may become obsolete or dormant given changes in use of parts on aircraft and maintenance needs.  These fleet changes or other external factors can result in impairment of inventory balances where we expect that excess, dormant or obsolete inventory will not recover its carrying value through sales to third parties or disposal.
Our operations depend on facilities we use throughout the world that are subject to physical and other risks that could disrupt production.
Our facilities could be damaged or our operations could be disrupted by a natural disaster, labor strike, war, political unrest, terrorist activity or a pandemic. We operate numerous bases in and along the U.S. Gulf of Mexico and we are particularly exposed to risk of loss or damage from hurricanes in that region. In addition, our operations in Alaska (including our FBO business at Ted Stevens Anchorage International Airport) are at risk from earthquake activity. In particular, we have fuel tanks at our FBO facility with approximately 200,000 gallons of fuel storage capacity that could be substantially damaged or compromised due to an earthquake. Although we have obtained property damage insurance, a major catastrophe such as a hurricane, earthquake or other natural disaster at any of our sites, or significant labor strikes, work stoppages, political unrest, war or terrorist activities in any of the areas where we conduct operations, could result in a prolonged interruption or stoppage of our business or material sub-parts of it. Any disruption resulting from these events could result in a cause the loss of sales and customers. Our insurance may not adequately compensate us for any of these events, and, if not so covered, it could have a material adverse effect on our results of operations and financial condition.
We rely on the secondary used aircraft market to dispose of our older aircraft and parts due to our on-going fleet modernization efforts.
We manage our fleet by evaluating expected demand for helicopter services across global markets, including the type of aircraft needed to meet this demand. As offshore oil and gas drilling and production globally moves to deeper water, more heavy and medium aircraft and newer technology aircraft may be required. As helicopters come off of current contracts or are replaced by newer models, our management evaluates our future needs for such helicopters against our ability to recover our remaining investments in these aircraft through sales into the aftermarket. We are dependent upon the secondary used helicopter and parts market to dispose of our helicopters as our fleet continues to evolve to address changes in demand driven by customer needs.
The book value of our owned helicopters as reflected on our balance sheet is based on our practice of depreciating our helicopters over their expected useful life to the expected salvage value to be received for such helicopter at the end of that life.  From time to time, we disclose our net asset value, which is based, in large part, on the fair market value of our helicopters derived from a combination of available market data, utilization of estimates, application of significant judgment and assistance of valuation specialists, including values obtained from third party analysts. There is no assurance that either the book value, net asset value or the fair market value of any helicopter represents the amount that we could obtain from an unaffiliated third party in an arm’s length sale of the aircraft, and market factors will impact whether we record gains or losses on aircraft sales and whether we are able to achieve the estimated fair market value of such aircraft.  The number of helicopter sales and the amount of gains and losses recorded on these sales is unpredictable. A failure to dispose of helicopters and parts in the secondary market could impair our ability to operate our fleet efficiently and service existing contracts or win new opportunities and could have a material adverse effect on our business, financial condition or results of operations.
We derive revenue from non-wholly owned entities. If we are unable to maintain good relations with the other owners of such non-wholly owned entities, our business, financial condition and results of operations could be adversely affected.
Local regulatory requirements may require us to conduct our international operations through entities in which we have a noncontrolling investment, through strategic alliances with foreign partners or through non-wholly owned entities with local shareholders. We derive significant amounts of revenue from these entities. Approximately 5% of our revenue for the fiscal year ended December 31, 2014 was from Aeróleo, our dry-lease customer and a Brazilian joint venture in which we hold 20% of the voting interests and 50% of the economic interests. Due to the financial difficulties experienced by Aeróleo, we recognize revenues from Aeróleo as cash is received, and as of December 31, 2014, we had deferred $31.0 million of revenues. To operate helicopters in Brazil, an operator must be licensed by the local regulatory authority. Under applicable Brazilian law, in order to maintain its license, an operator must be “controlled” by nationals of Brazil. By “control”, Brazilian aviation legislation refers to holding of at least 80% of operator’s voting shares. We believe that the majority holder of voting shares in Aeróleo is a Brazilian national and therefore this subsidiary is currently “controlled” within the meaning of Brazil licensing requirements. Any change in the national status of the majority shareholder in Aeróleo could affect the operating licenses of Aeróleo. We depend to some extent upon good relations with our local shareholders to ensure profitable operations. These shareholders may have interests that are not always aligned with ours and may not be required to provide any funding that these entities may require. Furthermore, certain shareholders’ agreements with local shareholders contain call arrangements which allow the local shareholder to elect to purchase our shares and/or require us to bear all of the losses of these entities. The calls are exercisable in certain circumstances, including liquidation and events of default. In the event shareholder disputes arise or we lose our interest in these entities and/or find other local partners, this could negatively impact our revenues and profit sharing from these entities, and could have a material adverse effect on our business, financial condition or results of operations.
We are highly dependent upon the level of activity in the U.S. Gulf of Mexico and Alaska, which are mature exploration and production regions.
For the years ended December 31, 2014 and 2013, our operating revenues derived from services provided to customers primarily engaged in oil and gas activities in the U.S. Gulf of Mexico represented approximately 67% and 60%, respectively, and in Alaska represented approximately 8% and 13%, respectively, of our total operating revenues. The U.S. Gulf of Mexico and Alaska are mature exploration and production regions that have undergone substantial seismic survey and exploration activity for many years. We cannot predict the levels of activity in these areas. A large number of oil and gas properties in these regions have already been drilled and additional prospects of sufficient size and quality could be more difficult to identify. Generally, the production from these mature oil and gas properties is declining and future production may decline to the point that such properties are no longer economically viable to operate and our services with respect to such properties may no longer be needed. Oil and gas companies may not identify sufficient additional drilling sites to replace those that become depleted. If activity in oil and gas exploration, development and production in either the U.S. Gulf of Mexico or Alaska materially declines, our business, financial condition and results of operations could be materially and adversely affected.
Our operations in the U.S. Gulf of Mexico were adversely impacted by the Deepwater Horizon drilling rig incident and resulting oil spill and any significant development impacting deepwater drilling in the U.S. Gulf of Mexico would adversely affect us.
We are highly dependent on offshore oil and gas activities in the U.S. Gulf of Mexico. As a result of the well-publicized sinking of the Deepwater Horizon, a semi-submersible deepwater drilling rig operating in the U.S. Gulf of Mexico after an apparent blowout and fire resulting in a significant flow of hydrocarbons from the BP Plc. (“BP”) Macondo well, the U.S. Department of Interior imposed a moratorium on offshore drilling operations. Drilling resumed in November 2010 but activity in the U.S. Gulf of Mexico did not reach pre-blowout levels until September 2011. As a result of the blowout at the BP Macondo well and subsequent moratorium on drilling activities, our operating results were adversely affected in the fourth quarter of 2010 and the first half of 2011. In addition, as a result of the blowout, the U.S. Department of Interior issued new rules designed to improve drilling and workplace safety in the U.S. Gulf of Mexico, and various congressional committees began pursuing legislation to regulate drilling activities and increase liability. The Bureau of Ocean Energy Management, BSEE and Office of National Resources Revenue are expected to continue to issue new safety and environmental guidelines or regulations for drilling in the U.S. Gulf of Mexico, and other regulatory agencies could potentially issue new safety and environmental guidelines or regulations in other geographic regions, and may take other steps that could increase the costs of exploration, development and production, reduce the area of operations and result in permitting delays. We are monitoring legislation and regulatory developments; however, it is difficult to predict the ultimate impact of any new guidelines, regulations or legislation. A prolonged suspension of drilling activity or permitting delays in the U.S. Gulf of Mexico, new regulations and/or increased liability for companies operating in this sector, whether or not caused by a new incident in the region, could result in reduced demand for our services, and reduced cash flows and profitability.
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
We operate and dry-lease helicopters in international markets. During the years ended December 31, 2014 and 2013, approximately 15% and 18%, respectively, of our operating revenues resulted from our international operations. We expect to increase our international operations in the future. Our international operations are subject to a number of risks, including:

•	political conditions and events, including embargoes;

•	restrictive actions by U.S. and foreign governments, including those in Brazil, India, Norway, Spain, and the United Kingdom, that could limit our ability to provide services in those countries;

•	fluctuations in currency exchange rates;

•	the imposition of withholding or other taxes on foreign income, tariffs or restrictions on foreign trade and investment;

•	adverse tax consequences;

•	limitations on repatriation of earnings or currency exchange controls and import/export quotas;

•	nationalization, expropriation, asset seizure, blockades and blacklisting;

•	limitations in the availability, amount or terms, of insurance coverage;

•	loss of contract rights and inability to adequately enforce contracts;

•	political instability, war and civil disturbances or other risks that may limit or disrupt markets, such as terrorist attacks, piracy and kidnapping;

•	fluctuations in currency exchange rates, hard currency shortages and controls on currency exchange that affect demand for our services and our profitability;

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
Our business is capital intensive, and to the extent we do not generate sufficient cash from operations, we will need to raise additional funds through bank financings or other public or private debt or equity financings to execute our growth strategy. Adequate sources of capital funding may not be available when needed, or may not be available on favorable terms. If we raise additional funds by issuing equity or certain types of convertible debt securities, dilution to the holdings of our existing stockholders may result. If we raise additional debt financing, we will incur additional interest expense and the terms of such debt may be at less favorable rates than existing debt and could require the pledge of assets as security or subject us to financial and/or operating covenants that affect our ability to conduct our business. Our ability to engage in any capital raising activities would be subject to the restrictions in our existing debt instruments as well as in the Tax Matters Agreement. Refer to Part III, Item 13 - “Certain Relationships and Related Party Transactions - Agreements between SEACOR and Era Group Relating to the Separation - Tax Matters Agreement” for additional information. If funding is insufficient at any time in the future, or we are unable to conduct capital raising activities as a result of restrictions in our existing debt instruments or in the Tax Matters Agreement, we may be unable to acquire additional helicopters, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business, financial condition and results of operations.
Difficult economic and financial conditions could have a material adverse effect on us.
The financial results of our business are both directly and indirectly dependent upon economic conditions throughout the world, which in turn can be impacted by conditions in the global financial markets. These factors are outside our control and changes in circumstances are difficult to predict. Uncertainty about global economic conditions may lead businesses to postpone spending in response to tighter credit and reductions in income or asset values, which may lead many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Weak economic activity may lead government customers to cut back on services. Factors such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls, and national and international political circumstances (including wars, terrorist acts or security operations) could have a material adverse effect on our business and investments, which could reduce our revenues, profitability and value of our assets. These factors including the failure of lenders participating in our amended and restated senior secured revolving credit facility (the “Revolving Credit Facility”) to fulfill their commitments and obligations may also adversely affect our liquidity and our financial condition, and the business, liquidity and financial condition of our customers. Adverse economic and liquidity conditions for our customers could negatively impact their capital investment activity and increase our ongoing exposure to credit risks on our accounts receivable balances. We have procedures that are designed to monitor and limit exposure to credit risk on our receivables; however, there can be no assurance that such procedures will effectively limit our credit risk and avoid losses, and, if not effective, could have a material adverse effect on our business, financial condition and results of operations.
For example, a slowdown in economic activity could reduce worldwide demand for energy and result in an extended period of lower oil and natural gas prices. A reduction in oil and natural gas prices could depress the activity levels of oil and gas companies, which in turn would reduce demand for our services. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies can similarly further reduce or defer major expenditures of oil and gas companies given the long-term nature of many large-scale development projects. Lower levels of activity can result in a corresponding decline in the demand for our services, which could have a material adverse effect on our revenue and profitability. Unstable economic conditions or turmoil in financial markets may also increase the volatility of our stock price.
We are exposed to credit risks.
We are exposed to credit risk on trade receivables from the unexpected loss in cash and earnings when a customer cannot meet its obligation to us or when the value of security provided declines. Customer credit risk is further enhanced during times of depressed oil prices such as the one we are currently experiencing. To mitigate trade credit risk, we have developed credit policies that include the review, approval and monitoring of new customers, annual credit evaluations and credit limits. There can be no assurance that our risk mitigation strategies will be effective and that credit risk will not adversely affect our financial condition and results of operations.
In addition, we are exposed to credit risk on our financial investments and financial instruments that are dependent upon the ability of our counterparties to fulfill their obligations to us. We manage credit risk by entering into arrangements with established counterparties that possess investment grade credit ratings, monitoring our concentration risk with counterparties on an ongoing basis and through the establishment of credit policies and limits, which are applied in the selection of counterparties.
Weather and seasonality can impact our results of operations.
A significant portion of our revenues is dependent on actual flight hours. Prolonged periods of adverse weather and storms can adversely impact our operations and flight hours. A significant portion of our operating revenue is dependent upon actual flight hours, and a substantial portion of our direct cost is fixed. The fall and winter months generally have more days of adverse weather conditions than the other months of the year, with poor visibility, high winds, and heavy precipitation in some areas. Although some of our helicopters are equipped to fly at night, operations servicing offshore oil and gas transport of passengers, and also other non-emergency operations, are generally conducted during daylight hours. During winter months there are fewer daylight hours, particularly in Alaska. Flight hours, and therefore revenues, tend to decline in the winter. In addition, oil and gas exploration, development and production activity in Alaska decreases during the winter months due to the harsh weather conditions. Our operations in the U.S. Gulf of Mexico may also be adversely affected by weather. Tropical storm season runs from June through November. Tropical storms and hurricanes limit our ability to operate our helicopters in the proximity of a storm, reduce oil and gas exploration, development and production activity, could result in the incurrence of additional expenses to secure equipment and facilities and may require us to evacuate our aircraft, personnel and equipment out of the path of a storm. In addition, a significant portion of our facilities are located along the coasts of these regions, so extreme weather may cause substantial damage to our property in these location. Despite our efforts to plan for storms and secure our equipment, we may suffer damage to our helicopters or our facilities, thereby reducing our ability to provide our services. Accordingly, our reduced ability to operate in harsh weather conditions and darkness may have a material adverse impact on our business, financial condition or results of operations. In addition, these factors also result in seasonal impacts on our business and results of operations.
Failure to develop or implement new technologies could affect our results of operations.
Many of the helicopters that we operate are characterized by changing technology, introductions and enhancements of models of helicopters and services and shifting customer demands, including technology preferences. Our future growth and financial performance will depend in part upon our ability to develop, market and integrate new services and to accommodate the latest technological advances and client preferences. In addition, the introduction of new technologies or services that compete with our services could result in our revenues decreasing over time. If we are unable to upgrade our operations or fleet with the latest technological advances in a timely manner, or at all, our business, financial condition and results of operations could suffer.
Adverse results of legal proceedings could have a material adverse effect on us.
We are subject to, and may in the future be subject to, a variety of legal proceedings and claims that arise out of the ordinary conduct of our business. Results of legal proceedings cannot be predicted with certainty. Irrespective of their merits, legal proceedings may be both lengthy and disruptive to our operations and may cause significant expenditure and diversion of management attention. We may be faced with significant monetary damages or injunctive relief against us that could have a material adverse effect on a portion of our business operations or a material adverse effect on our business, financial condition and results of operations should we fail to prevail in such matters.
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
There are risks associated with our debt structure.
As of December 31, 2014, our indebtedness consisted of $200.0 million aggregate principal amount of our 7.750% senior notes due 2022 (the “7.750% Senior Notes”), $85.0 million of borrowings outstanding under the Revolving Credit Facility and $27.4 million of aggregate indebtedness of one of our subsidiaries outstanding under two promissory notes. In addition, we had the ability to borrow up to an additional $214.3 million under our Revolving Credit Facility, after taking into account the financial ratios we are required to maintain under the facility as discussed in more detail below.
The agreements governing our Revolving Credit Facility and the indenture governing our 7.750% Senior Notes contain various covenants that limit our ability to, among other things:

•	make investments;

•	incur or guarantee additional indebtedness;

•	incur liens or pledge the assets of certain of our subsidiaries;

•	pay dividends or make investments;

•	enter into transactions with affiliates; and

•	enter into certain sales of all or substantially all of our assets, mergers and consolidations.
Our Revolving Credit Facility requires that we maintain a maximum ratio of funded debt to EBITDA, as defined, of 5.0 to 1.0, a minimum interest coverage ratio of 3.0 to 1.0 and a minimum ratio of the sum of (i) fair market value of mortgaged helicopters, as defined, (ii) accounts receivable and (iii) inventory to funded debt of 1.2 to 1.0. Failure to comply with these covenants is an event of default under the facility, and therefore, our ability to borrow under our Revolving Credit Facility is dependent on and limited by our ability to comply with them. Refer to Note 8 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information.
If we experience reduced operating revenues, our ability to utilize our Revolving Credit Facility may be limited and we may require additional investments in our capital stock to maintain our financial ratio within applicable limits. Any inability to borrow under our Revolving Credit Facility could have a material adverse effect on our ability to make capital expenditures, on our results of operations and on our liquidity. Further, failure to maintain the financial ratios required under the Revolving Credit Facility would constitute an event of default, allowing the lenders under our Revolving Credit Facility to declare the entire balance of any and all sums payable under the Revolving Credit Facility immediately due and payable, which in turn would permit the holders of the 7.750% Senior Notes to accelerate maturity of the 7.750% Senior Notes as well.
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
Attracting and retaining qualified pilots, mechanics and other highly skilled personnel is an important factor in our future success. Specifically, the Company is engaged in a search for a Chief Financial Officer to assume those responsibilities from Chris Bradshaw who is currently serving as both Chief Executive Officer and Chief Financial Officer. If we are unable to attract and retain qualified personnel, it could have an adverse effect on our business and our growth strategy. Many of our customers require pilots with very high levels of flight experience. In addition, the maintenance of our helicopters requires mechanics that are trained and experienced in servicing particular makes and models of helicopters. The market for these highly skilled personnel is competitive and we cannot be certain that we will be successful in attracting and retaining qualified personnel in the future. In addition, if we enter into new markets, obtain additional customer contracts, experience an increase in the demand for our services, add new helicopter models to our fleet or experience a sudden change in demand for a specific model of aircraft, we may be required to hire additional pilots, mechanics and other flight-related personnel, which we may not be able to do on a timely or cost-effective basis. Our failure to attract and retain qualified personnel could have a material adverse effect on our current business and future growth.
If our employees were to unionize, our operating costs could increase.
Our employees are not currently represented by a collective bargaining agreement. However, we have no assurances that our employees will not unionize in the future. Periodically, certain groups of our employees may consider entering into such an agreement. If any of our employees were to unionize, it could increase our operating costs, force us to alter our operating methods and/or have a material adverse effect on our results of operations.
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
We rely on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted and our business could be negatively affected.
We rely on information technology networks and systems to process, transmit and store electronic and financial information; to capture knowledge of our business; to coordinate our business across our operation bases; and to communicate within our company and with customers, suppliers, partners and other third-parties. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns, hardware or software failures, power outages, computer viruses, cyber attacks, telecommunication failures, user errors or catastrophic events. Our information technology systems are becoming increasingly integrated, so damage, disruption or shutdown to the system could result in a more widespread impact. If our information technology systems suffer severe damage, disruption or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, our operations could be disrupted and our business could be negatively affected. In addition, cyber attacks could lead to potential unauthorized access and disclosure of confidential information, and data loss and corruption. There is no assurance that we will not experience these service interruptions or cyber attacks in the future. Further, as the methods of cyber attacks continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyber attacks.
Risk Factors Relating to Regulations
If we do not restrict the amount of foreign ownership of our Common Stock, we may fail to remain a U.S. citizen, might lose our status as a U.S. air carrier and be prohibited from operating helicopters in the U.S., which would adversely impact our business, financial condition and results of operations.
Since we hold the status of a U.S. air carrier under the regulations of both the U.S. DOT and the FAA and we engage in the operating and dry-leasing of helicopters in the U.S., we are subject to regulations pursuant to the Transportation Code and other statutes (collectively, “Aviation Acts”). The Transportation Code requires that Certificates to engage in air transportation be held only by citizens of the U.S. as that term is defined in the relevant section of the Transportation Code. That section requires: (i) that our president and two-thirds of our board of directors and other managing officers be U.S. citizens; (ii) that at least 75% of our outstanding voting stock be owned by U.S. citizens; and (iii) that we must be under the actual control of U.S. citizens. Further, our helicopters operating in the U.S. must generally be registered in the U.S. In order to register such helicopters under the Aviation Acts, we must be owned or controlled by U.S. citizens. Although our amended and restated certificate of incorporation and amended and restated bylaws contain provisions intended to ensure compliance with the provisions of the Aviation Acts, a failure to maintain compliance would result in loss of our air carrier status and thereby adversely affect our business, financial condition and results of operations and we would be prohibited from both operating as an air carrier and operating helicopters in the U.S. during any period in which we did not comply with these regulations.
The Outer Continental Shelf Lands Act, as amended, provides the federal government with broad discretion in regulating the leasing of offshore resources for the production of oil and gas.
We currently derive a significant portion of our revenues from services we provide in the U.S. Gulf of Mexico in support of offshore oil and gas exploration, development and production activity. As such, we are subject to the U.S. government’s exercise of authority under the provisions of the Outer Continental Shelf Lands Act that restrict the availability of offshore oil and gas leases by requiring lease conditions such as the implementation of safety and environmental protections, the preparation of spill contingency plans and air quality standards for certain pollutants, the violations of which could result in potential court injunctions curtailing operations and lease cancellations and by requiring that all pipelines operating on or across the outer continental shelf provide open and nondiscriminatory access to shippers. These provisions could adversely impact exploration and production activity in these regions. If activity in oil and gas exploration, development and production in these regions declines, our business, financial condition and results of operations could be materially and adversely affected.
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
In order to compete effectively in certain foreign jurisdictions, we seek to establish joint ventures with local operators or strategic partners. We are subject to a variety of tax and legal compliance risks. These risks include, among other things, possible liability relating to taxes and compliance with U.S. and foreign export laws such as the International Traffic in Arms Regulations, competition laws and regulations, including the FCPA, the UKBA and the BCCA. The FCPA generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or maintaining business. Each of the UKBA and BCCA has similar provisions. We could be charged with wrongdoing for any of these matters as a result of our actions or the actions of our agents, local partners or joint ventures, even though these parties may not be subject to such statutes. If convicted or found liable of tax or other legal infractions, or if we have been determined to be in violation of the FCPA, we could be subject to significant fines, penalties, repayments, other damages (in certain cases, treble damages), or suspension or debarment from government contracts, which could have a material adverse effect on our business, financial condition and results of operations. We are also subject to laws in the U.S. and outside of the U.S. regulating competition.
Independently, failure by us or one of our joint ventures or strategic partners to comply with applicable export and trade practice laws could result in civil or criminal penalties and suspension or termination of export privileges.
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
Environmental laws and regulations change frequently, which makes it difficult to predict their cost or impact on our results of operations. In recent years, governments have increasingly focused on climate change, carbon emissions, and energy use. Laws and regulations that curb the use of energy, or require the use of renewable fuels or renewable sources of energy-such as wind or solar power-could result in a reduction in demand for hydrocarbon-based fuels such as oil and natural gas. In addition, governments could pass laws, regulations or taxes that increase the cost of fuel, thereby impacting both demand for our services and also our cost of operations. Such initiatives could have a material adverse effect on our business, financial condition and results of operations.
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
Risk Factors Relating to Our Common Stock
Our stock price may fluctuate significantly.
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
If securities analysts or industry analysts downgrade our ordinary shares, publish negative research or reports or fail to publish reports about our business, our share price and trading volume could decline.
The trading market for our Common Stock will be influenced by the research and reports that industry or securities analysts publish about us, our business and our market. If one or more analysts adversely change their recommendation regarding our stock or our competitors’ stock, our share price would likely decline. If one or more analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets which in turn could cause our share price or trading volume to decline.
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
Risk Factors Relating to Our Operation as a Public Company
For as long as we are an emerging growth company, we will be exempt from certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.
In April 2012, President Obama signed into law the JOBS Act, which contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company, which is defined as a company with annual gross revenues of less than $1 billion, that has been a public reporting company for a period of less than five years, and that does not have a public float of $700 million or more in securities held by non-affiliated holders. For as long as we are an emerging growth company, unlike other public companies, unless we elect not to take advantage of applicable JOBS Act provisions, we will not be required to (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (iii) comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”), such as the proposed requirements for mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (v) provide certain disclosure regarding executive compensation required of larger public companies or (vi) hold stockholder advisory and other votes on executive compensation. We cannot predict if investors will find our Common Stock less attractive if we choose to rely on these exemptions. If some investors find our Common Stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Common Stock and our stock price may be more volatile.
As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies.

We have elected not to take advantage of such extended transition period. This election is irrevocable pursuant to Section 107 of the JOBS Act.
The cost of compliance or failure to comply with the Exchange Act, the Sarbanes-Oxley Act of 2002 and the NYSE requirements may adversely affect our business.
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“the Exchange Act”) and certain provisions of the Sarbanes-Oxley Act of 2002.  In addition, we are now subject to other reporting and corporate governance requirements, including the requirements of the NYSE.  These requirements impose significant compliance obligations upon us and may place a strain on our systems and resources. The Exchange Act requires that we file annual and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. The failure to comply with Section 404 may result in investors losing confidence in the reliability of our financial statements (which may result in a decrease in the trading price of our Common Stock), prevent us from providing the required financial information in a timely manner (which could materially and adversely impact our business, our financial condition, the trading price of our Common Stock and our ability to access capital markets, if necessary), prevent us from otherwise complying with the standards applicable to us as an independent, publicly-traded company and subject us to adverse regulatory consequences.
Failure to establish and maintain effective internal controls over financial reporting could have an adverse effect on our business, operating results and stock price.
Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. As noted in Part II Item 9A - “Management’s Report on Internal Control Over Financial Reporting,” management evaluated the effectiveness of the Company’s disclosure controls and concluded that our internal controls over financial reporting were effective as of December 31, 2014. If we are unable to maintain adequate internal controls, our business and operating results could be harmed. We are currently evaluating and implementing a process to document and test our internal control procedures to satisfy Section 404 of Sarbanes-Oxley and the related rules of the SEC requiring our independent registered public accounting firm to issue a report on our internal control over financial reporting to the extent we are no longer an emerging growth company. During the course of this documentation and testing, we may identify deficiencies that we may be unable to remedy before the requisite deadline for those reports. Our auditors have not conducted an audit of our internal control over financial reporting. Any failure to remediate material weaknesses noted by us or our independent registered public accounting firm or to implement required new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If our management or our independent registered public accounting firm were to conclude in their reports that our internal control over financial reporting was not effective, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. Failure to comply with Section 404 of Sarbanes-Oxley could potentially subject us to sanctions or investigations by the SEC, the NYSE, the Financial Industry Regulatory Authority or other regulatory authorities.
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
If there is a determination that the separation is taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertakings underlying the Internal Revenue Service (“IRS”) ruling or tax opinion are incorrect or for any other reason, then SEACOR, its stockholders that are subject to U.S. federal income tax and Era Group could incur significant U.S. federal income tax liabilities.
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
To preserve the tax-free treatment to SEACOR of the separation, under the Tax Matters Agreement that we entered into with SEACOR, we may not take any action that would jeopardize the favorable tax treatment of the distribution. These restrictions may limit our ability to pursue certain strategic transactions or engage in other transactions that might increase the value of our business for the two-year period following the separation. Refer to Part III, Item 13. - “Certain Relationships and Related Party Transactions - Agreements between SEACOR and Era Group Relating to the Separation - Tax Matters Agreement” for additional information.
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
Our executive offices are located in Houston, Texas, and we maintain our U.S. Gulf of Mexico regional headquarters in Lake Charles, Louisiana, where we coordinate operations for the entire U.S. Gulf of Mexico, manage the support of our worldwide operations, and house our primary maintenance facility and training center. We maintain additional bases in the U.S. Gulf of Mexico near key offshore development sites as well.
In addition, we maintain multiple operating bases in Alaska, including the regional headquarters in Anchorage and two seasonal locations to support flightseeing activity. Medical services are typically provided from customer-owned facilities.
The majority of the bases from which we operate are leased.
Helicopters are the principal physical properties owned by the Company and are more fully described in Item 1 above.

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
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
Officers of Era Group serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of Era Group as of March 10, 2015 were as follows:

Name	Age	Position
Christopher S. Bradshaw	38
Chief Executive Officer since November 2014 and Chief Financial Officer since October 2012. Mr. Bradshaw was appointed a director of the company in February 2015. He served as the Company’s Acting Chief Executive Officer from August 2014 to November 2014. From 2009 until 2012, Mr. Bradshaw served as Managing Partner and Chief Financial Officer of U.S. Capital Advisors LLC, an independent financial advisory firm. Prior to co-founding U.S. Capital Advisors, he was an energy investment banker at UBS Securities LLC, Morgan Stanley & Co., and PaineWebber Incorporated. In addition, Mr. Bradshaw is an officer and director of certain Era Group joint ventures and subsidiaries.

Shefali A. Shah	43
Senior Vice President, General Counsel and Corporate Secretary since March 2014 and served as our Acting General Counsel and Corporate Secretary from February 2013 through February 2014.  Since June 2006, Ms. Shah held several positions with Comverse Technology, Inc., including Senior Vice President, General Counsel and Corporate Secretary. Prior thereto, Ms. Shah was an associate at Weil Gotshal & Manges LLP from September 2002 to May 2006 and Hutchins, Wheeler & Dittmar, P.C. from September 1996 to September 2002.

Stuart Stavley	42
Senior Vice President - Operations and Fleet Management since October 2014. From October 2012 to October 2014, Mr. Stavley served as the Company’s Senior Vice President - Fleet Management, and from October 2010 to October 2012, he served as Vice President - Fleet Management. From September 2008 through October 2010, he served as the Company’s Director of Technical Services and from September 2005 through September 2008 as the Company’s Director of Maintenance. He began with the Company in 1993 and prior to September 2005 also served as Chief Inspector and Field AMT.

Paul White	40
Senior Vice President - Commercial since October 2014. From October 2012 to October 2014, Mr. White served as the Company’s Senior Vice President - Domestic, and from August 2010 to October 2012, he served as Vice President, General Manager Gulf of Mexico. Mr. White served as the Company’s General Manager of Training from September 2008 to August 2010 and Director of Training from 2007 to 2010. Previously Mr. White served in various roles for the Company including Pilot, Check Airman, Senior Check Airman and Assistant Chief Pilot CFP Part 135.

Jennifer Whalen	41
Vice President and Chief Accounting Officer since August 2013. From April 2012 to August 2013, Ms. Whalen served as the Company’s Controller. From August 2007 to March 2012, Ms. Whalen served in several capacities at nLIGHT Photonics Corporation, including as Director of Accounting. Prior to these roles, Ms. Whalen served as the Manager of Accounting at InFocus Corporation for just over two years. Ms. Whalen started her career in the assurance practice with PricewaterhouseCoopers LLP.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for the Company’s Common Stock
Era Group’s Common Stock trades on the NYSE under the trading symbol “ERA.” Era Group’s Common Stock began regular-way trading on the NYSE on February 1, 2013. Prior to January 22, 2013, there was no public market for Era Group’s Common Stock. Set forth in the table below for the periods presented are the high and low sale prices for Era Group’s Common Stock.

	HIGH	LOW
Year Ended December 31, 2014
Fourth quarter	$25.39	$19.53
Third quarter	29.96	21.75
Second quarter	30.84	27.08
First quarter	31.99	26.87
Year Ended December 31, 2013
Fourth quarter	34.64	26.59
Third quarter	27.95	24.17
Second quarter	28.03	20.85
First quarter (from February 1, 2013)	23.80	18.55
On March 6, 2015, the last reported sale price of our Common Stock on the NYSE was $22.00 per share.
Holders of Record
As of March 6, 2015, there were 181 holders of record of our Common Stock.
Dividends
We have not paid cash dividends and do not currently intend to pay dividends on our Common Stock. We intend to retain all available funds and any future earnings to reduce debt and fund the development and growth of our business. Our Revolving Credit Facility and 7.750% Senior Notes limit our ability to pay dividends. Future agreements we may enter into, including with respect to any future debt we may incur, may also further limit or restrict our ability to pay dividends. Any future determination to pay dividends will be at the discretion of our board of directors and will take into account:

•	restrictions in our Revolving Credit Facility, 7.750% Senior Notes and other debt instruments of ours outstanding at that time;

•	general economic and business conditions;

•	our financial condition and results of operations;

•	our capital requirements and the capital requirements of our subsidiaries;

•	the ability of our operating subsidiaries to pay dividends and make distributions to us; and

•	such other factors as our board of directors may deem relevant.

Company Purchases of Equity Securities
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the fourth quarter of 2014:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2014 - October 31, 2014	—	$—	—	$25,000,000
November 1, 2014 - November 30, 2014	—	$—	—	$25,000,000
December 1, 2014 - December 31, 2014	—	$—	—	$25,000,000
_______________

(1)
On August 14, 2014, Era Group’s board of directors authorized the repurchase of up to $25.0 million in value of its Common Stock from time to time at the discretion of the Company’s executive management.

Performance Graph
The following graph shows a comparison from January 31, 2013 through December 31, 2014 of the cumulative total return for our Common Stock, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”), the Standard & Poor’s Oil & Gas Equipment Select Industry Index and our peer group(1). The graph assumes that $100 was invested at the market close on January 31, 2013, the date trading commenced on the NYSE following the spin-off from SEACOR.
_______________

(1)	Index of Air Methods Corp, Bristow Group Inc., Gulfmark Offshore Inc., Hornbeck Offshore Services Inc., PHI Inc., Seacor Holdings Inc. and Tidewater Inc.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Era Group under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth, for the periods indicated, selected historical consolidated financial data for the Company (in thousands, except per share data). Such financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Years Ended December 31,
	2014	2013	2012	2011	2010
Statements of Operations Data:
Operating Revenues	$331,222	$298,959	$272,921	$258,148	$235,366
Operating income	42,651	46,163	32,051	36,108	19,748
Net income (loss) attributable to Era Group Inc.	17,117	18,705	7,787	2,108	(3,639)
Earnings (Loss) Per Common Share:
Basic	$0.84	$0.88	$(0.03)	$0.18	$(3,639.00)
Diluted	$0.84	$0.88	$(0.03)	$0.18	$(3,639.00)
Statement of Cash Flows Data – provided by (used in):
Operating activities	$78,286	$64,371	$13,915	$40,930	$83,743
Investing activities	(93,872)	(43,459)	(114,765)	(149,089)	(132,549)
Financing activities	26,127	(1,508)	32,634	183,094	46,963
Effects of exchange rate changes on cash and cash equivalents	(1,009)	426	599	489	(1,768)
Capital expenditures	(106,732)	(110,105)	(112,986)	(158,929)	(130,770)
Balance Sheet Data (at period end):
Cash and cash equivalents	$40,867	$31,335	$11,505	$79,122	$3,698
Total assets	1,017,174	958,583	937,564	933,224	719,024
Long-term debt, less current portion	282,118	279,391	276,948	285,098	35,885
Total equity	460,364	436,061	275,285	275,147	163,593

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are one of the largest helicopter operators in the world and the longest operating helicopter transport operator in the U.S., which is our primary area of operations. Our helicopters are primarily used to transport personnel to, from and between, offshore installations, drilling rigs and platforms. In the years ended December 31, 2014, 2013 and 2012, approximately 67%, 60% and 56%, respectively, of our total operating revenues were earned in the U.S. Gulf of Mexico, and during the same periods, approximately 15%, 18% and 15%, respectively, of our operating revenues were earned in Alaska. We also provide helicopters and related services to third-party helicopter operators and foreign affiliates. We currently have customers in Brazil, India, Norway, Spain and the United Kingdom.
The primary users of our helicopter services are international, major integrated and independent oil and gas exploration, development and production companies and BSEE. In the years ended December 31, 2014, 2013 and 2012, approximately 76%, 75% and 65%, respectively, of our operating revenues were derived from helicopter services, including emergency search and rescue services, provided to customers primarily engaged in offshore oil and gas exploration, development and production activities. In addition to serving the oil and gas industry, we provide air medical services, utility services and Alaska flightseeing tours, among other activities.
As of December 31, 2014, we owned or operated a total of 160 helicopters, consisting of nine heavy helicopters, 62 medium helicopters, 37 light twin engine helicopters and 52 light single engine helicopters. As of December 31, 2014, we had commitments to purchase an additional 19 new helicopters consisting of ten AW189 heavy helicopters, four S92 heavy helicopters and five AW169 light twin helicopters. The AW189 helicopters and the S92 helicopters are scheduled to be delivered beginning 2015 through 2017. Delivery dates for the AW169 helicopters have yet to be determined. In addition, we had outstanding options to purchase up to an additional ten AW189 helicopters, five S92 helicopters and one AW139 medium helicopter. If these options were exercised, the helicopters would be scheduled for delivery in 2015 through 2018.
Over the last several years, we saw an increase in ultra-deepwater and deepwater activity by our customers requiring transport services of helicopters with greater payloads and range. Helicopters supporting air medical and search and rescue operations and other public uses also require new technology and safety improvements. We believe that our helicopter fleet, together with the commitments to acquire new helicopters described above and our continued efforts to upgrade our fleet and invest in new technologies, will enhance our competitive position in the market. Helicopter replacement within the industry is impacted by the limited OEMs offering a full range of models and limited access to capital by smaller operators.
We believe our cash flows from operating activities, Revolving Credit Facility (to the extent of our borrowing capacity thereunder) and our strong relationships with OEMs will help position us to add new helicopters to our fleet and upgrade existing helicopters, thereby maintaining an asset base suitable for use within our own operations and for dry-leasing to other operators. We also leverage our strong relationships with OEMs to support growth in other services, such as selling specialty equipment and accessories for helicopters, and training.
Lines of Service
Offshore Oil and Gas Exploration, Development and Production Support. The offshore oil and gas market is highly cyclical with demand linked to the price of oil and gas, which tends to fluctuate depending on many factors, including global economic activity and levels of inventory. In addition to the price of oil and gas, the availability of acreage and local tax incentives or disincentives and requirements for maintaining interests in leases affect activity levels in the oil and gas industry. Price levels for oil and gas by themselves can cause additional fluctuations by inducing changes in consumer behavior.
For the last eight years we have provided transportation services to government inspectors of offshore installations, drilling rigs and platforms. This contract was renewed in 2011 and is expected to run through 2016. As of December 31, 2014, 24 of our helicopters were operating under this contract with customer options to increase the number to up to 29 helicopters.
Brazil is among the most important markets for offshore oil and gas exploration and production activity world-wide. For example, Petrobras Brazil issued tenders for multi-year commitments to contract medium and heavy helicopters in January 2015. The U.S. Energy Information Administration has stated that recent discoveries of large offshore, pre-salt oil deposits could transform Brazil into one of the larger oil producers in the world.  We committed to participate in this market by acquiring an ownership interest in Aeróleo, a Brazilian helicopter operator, in July 2011. See Note 5 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for a detailed discussion of certain financial difficulties experienced by Aeróleo thereafter.
We also provide search and rescue services in the U.S. Gulf of Mexico on a subscription basis. We currently have three AW139 helicopters configured for this service and several subscribers.

Dry-Leasing. We enter into dry-lease arrangements for our helicopters to operators primarily located in international markets. The majority of these helicopters are supporting oil and gas exploration and production activities in regions of rapidly expanding activity, such as Brazil and India. We also have equipment working in the North Sea and Spain. As of December 31, 2014, we had 34 helicopters located in foreign jurisdictions compared with 15 helicopters as of December 31, 2006. In many cases the helicopters are contracted to local helicopter operators, which often prefer to lease helicopters rather than purchase them. Dry-leasing affords us the opportunity to access new markets without significant initial infrastructure investment and generally without ongoing operating risk.
As of December 31, 2014, we had three EC225 heavy helicopters and 11 AW139 helicopters dry-leased to Aeróleo, which provides helicopter transportation services primarily to OGX, Petrobras Brazil, Queiroz Galvão S/A, Repsol Brazil, S.A. and Saipem do Brasil Lda. under multi-year contracts. Since the acquisition of our interest in Aeróleo, it has faced several challenges with respect to generating revenues from the helicopters that are dry-leased from us. See Note 5 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for a detailed discussion of certain financial difficulties experienced by Aeróleo.
In addition, we had three light single helicopters and six medium helicopters dry-leased directly to Fumigación Aérea Andaluza S.A. (“FAASA”) in Spain.
Other Activities and Services. In order to diversify sources of our earnings and cash flow, we deploy a number of helicopters in support of other industries and activities, such as air medical services and flightseeing. In the years ended December 31, 2014, 2013 and 2012, approximately 9%, 9% and 13% of our operating revenues were generated by these other activities and services. In 2007, we entered the air medical services market through the acquisition of the flight operations of Keystone Helicopter Corporation. We now supply helicopters, pilots and mechanics to hospitals and manage helicopters on their behalf.
We also operate the FBO at Ted Stevens Anchorage International Airport, provide Alaska summer flightseeing tours and support inland utility operations in Alaska including support of firefighting, mining, power line and pipeline survey activities.
We have also developed services to the helicopter industry that we believe complement our core activities. We hold a 50% interest in Dart, an international sales and manufacturing organization focused on after-market helicopter parts and accessories. We hold a 50% interest in Era Training which provides classroom instruction, flight simulator, helicopter and other training to our employees and third parties.
Market Outlook
The primary users of our transport services are international, major integrated and independent oil and gas exploration, development and production companies and BSEE. In the years ended December 31, 2014, 2013 and 2012, approximately 76%, 75% and 65%, respectively, of our operating revenues were derived from helicopter services, including emergency search and rescue services, provided to customers primarily engaged in offshore oil and gas exploration, development and production activities.
The offshore oil and gas market is highly cyclical with demand linked to the price of oil and gas. The prices of oil and gas are critical factors in our customers’ investment and spending decisions. The oil and gas business environment experienced a downturn in the second half of 2014. The price of crude oil has declined significantly over the last twelve months, primarily due to a less optimistic forecast of worldwide economic growth and increased global supply of crude oil. We believe the oil price decline will negatively impact the cash flow of our customers and will lead them to reduce capital and operational expenditures from prior levels. Although our customers typically base their capital expenditure budgets on their long-term commodity price expectations, many of our customers have already reduced capital spending plans and taken measures to reduce costs. We are subject to enhanced customer contract cancellation risk and decreased fleet utilization in the current environment as our customer contracts in the United States may be cancelled upon limited notice and permit our customers to decrease the number of helicopters on contract. Moreover, even where such contractual cancellation right may not exist, our customers may seek to cancel or renegotiate other terms and conditions in our contracts with them to address their current challenges.
In addition, the current adverse economic conditions may increase the ongoing credit risk exposure with respect to the accounts receivable balances of our customers and those of our dry-leasing customers. For example, each of Petrobras Brazil and OGX are experiencing financial difficulties that could impair their ability to pay their receivables to Aeróleo, which could, in turn, impair Aeróleo’s ability to make its dry-lease payments owed to us and impact our revenue.
Based on our recent experience and discussions with our customers about their helicopter transport needs, we anticipate continued demand for our services, despite their near-term challenges. Deepwater activity continues to be a significant segment of the global offshore oil and gas markets and typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the oil and gas companies using relatively conservative assumptions relating to oil and gas prices. These projects are, therefore, considered to be less susceptible to short-term fluctuations in the price of oil and gas though it is possible that the recent pullback and further declines in crude oil price may cause these companies to reevaluate their future capital expenditures in regards to deepwater projects and could result in the rescaling, delay or cancellation of planned offshore projects which could impact our operations in future periods.
We generate a vast majority of our operating revenue from contracts supporting our oil and gas customers’ offshore production operations, which have long-term transportation requirements. A substantial portion of our remaining oil and gas revenue comes from transporting personnel to and from offshore drilling rigs, and we believe this capability allows us to take advantage of expansion in the global deepwater rig fleet. The production business is typically less cyclical than the exploration and development business because production platforms remain in place over the long-term and are relatively unaffected by economic cycles, as the marginal cost of lifting a barrel of oil once a platform is in position is low. If there are further declines in the price of oil and gas, there could be a delay or cancellation of planned offshore projects impacting our operations in future periods.
Over the last several months, the U.S. dollar has strengthened versus most of the world’s other major currencies, including a significant appreciation in value relative to the euro. Two of the large helicopter OEMs are headquartered in Europe and price many of their helicopters in euros. The majority of our unfunded capital commitments for new helicopters are euro-denominated commitments. The recent strengthening of the U.S. dollar against the euro lowers the amount of these unfunded commitments in U.S. dollar terms. Such euro-denominated helicopter models have become less expensive for our competitors and potential competitors to acquire, which could lead to excess helicopter capacity and increased competition, in turn jeopardizing both pricing and utilization of our equipment. The relative devaluation of the euro could also destabilize residual values for certain euro-denominated helicopters. In addition, the strengthening of the U.S. dollar may impact the credit risk of, and the ability to make payments to us in U.S. dollars by, our dry-lease customers that set rates and receive payments in other currencies.
We believe that we are well positioned to address the near term challenges. Our balance sheet management and liquidity levels provide a stable foundation in the current market environment and will permit us to, together with operational efficiency improvements benefitting us and our customer, maintain and improve our customer relationships and competitive position.
Recent Developments
The current excess capacity of our medium helicopters continues to be higher than in recent periods.  Our fleet’s excess helicopters include those that are not otherwise under customer contracts, undergoing maintenance or dedicated for charter activity.  Although we take actions to minimize excess capacity, we expect a certain level of excess capacity at any given time in an aviation logistics business as a result of the evolving nature of customers’ needs. As a result of the higher excess capacity during the middle of the fourth quarter of 2014, our operating revenues were negatively impacted. Through fleet management initiatives, participation in competitive bids and pursuit of additional opportunities in the U.S. Gulf of Mexico and abroad, we are focused on maximizing the utilization of our fleet and mitigating the excess capacity in our medium helicopters. If we are not successful in securing sufficient new projects, we may experience a decline in the near-term utilization of our medium helicopters that may impact our near-term financial results including full period impact in the next few quarters. We have recently been awarded a number of new contracts in the U.S. Gulf of Mexico and Brazil. Some of those contracts have already begun, but most of them are not scheduled to begin until the second half of 2015 or early 2016.
We were in a dispute with our partner in Aeróleo with respect to our contractual shareholder rights in connection with any attempted sale or transfer of the other partner’s interests, which was being resolved through arbitration. On February 15, 2014, with our consent, definitive agreements were executed with respect to the transfer to a third party of the 50% economic and 80% voting interest held by our partner in Aeróleo. As consideration for the transfer of interests and the other terms and conditions of the transaction, Aeróleo will be required to make payments to affiliates of the transferring partner in the form of severance and partial repayment of shareholder loans that will likely require a $2.0 million capital infusion by us. The transaction remains subject to customary closing conditions, including approval of the court administering the estate of the beneficial owner of our partner in Aeróleo. Due to delays in obtaining such judicial approval, the transaction is now expected to close during the first half of 2015. As a result of the transaction, we expect to be required to consolidate the financial results of Aeróleo upon consummation.
Since the acquisition of our interest in Aeróleo, it has faced several challenges with respect to generating revenues from the helicopters that are dry-leased from us. See Note 5 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for more information. A continuation of any combination of these financial difficulties, taken separately or together, may impede Aeróleo’s ability to pay for the equipment lease obligations to us, necessitate an infusion of capital from us to allow Aeróleo to continue to operate and, as a result, adversely impact our results of operations. Due to liquidity issues experienced by Aeróleo, as of December 31, 2014, we had deferred the recognition of $31.0 million of revenues from Aeróleo.
Fleet Developments and Capital Commitments
In recent years, we have continued to focus on the modernization of our fleet and standardization of equipment. Oil and gas companies typically require modern helicopters that offer enhanced safety features and greater performance. Customers flying offshore tend to prefer twin-engine helicopters to single-engine helicopters due to the additional safety afforded from two engines.

In response to this demand, we have transformed our fleet significantly. Since the beginning of 2005, we have added 129 helicopters, disposed of 96 helicopters and reduced the average age of our owned fleet from 17 years to 12 years. As of December 31, 2014, 22% of our fleet was five years old or less. We spent $106.7 million, $110.1 million and $113.0 million to acquire helicopters and other equipment in the years ended December 31, 2014, 2013 and 2012, respectively, primarily for heavy and medium helicopters.
As of December 31, 2014, we had unfunded commitments of $232.3 million, primarily pursuant to agreements to purchase helicopters, consisting of ten AW189 helicopters, four S92 helicopters and five AW169 helicopters. The AW189 helicopters and S92 helicopters are scheduled to be delivered beginning 2015 through 2017. Delivery dates for the AW169 helicopters have yet to be determined. Approximately $131.3 million of these commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability other than aggregate liquidated damages of $8.7 million. In addition, we had outstanding options to purchase up to an additional ten AW189 helicopters, five S92 helicopters and one AW139 helicopter. If these options were exercised, the helicopters would be delivered beginning in 2015 through 2018.
Components of Revenues and Expenses
We derive our revenues primarily from operating and dry-leasing our equipment and our profits depend on our cost of capital, the acquisition costs of assets, our operating costs and our reputation.
Operating revenues recorded under U.S. Gulf of Mexico are primarily generated from offshore oil and gas exploration and production activities. Similarly, operating revenues recorded under Alaska are primarily generated from offshore oil and gas exploration and production activities which are reported with revenues from utility services. In both the U.S. Gulf of Mexico and Alaska, operating revenues are typically earned through a combination of fixed monthly fees plus an incremental charge based on flight hours flown. Charter revenues are typically earned through either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate with a minimum number of hours to be charged daily.
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
SEACOR had provided certain support services to us under a shared services arrangement, including payroll processing, information systems support, cash disbursement support, cash receipt processing and treasury management. We were historically charged for our share of actual costs incurred, generally based on volume processed or units supported. On December 30, 2011, we entered into a Transition Services Agreement, providing for the same services described above, pursuant to which SEACOR continued to provide these support services. In connection with the Spin-off we entered into an Amended and Restated Transition Services Agreement with SEACOR pursuant to which such services will continue to be provided for a period of time after the Spin-off but not to exceed two years from the time of the Spin-off. On January 20, 2015, we extended the Amended and Restated Transition Services Agreement to continue to provide a limited number of support services, including general ledger, treasury and network infrastructure support in order to facilitate the final transition of the spin-off from SEACOR. This agreement expires on July 31, 2015 but may be terminated earlier by us with 30 days’ notice.
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

Results of Operations

	2014		2013		2012
	$000s	%	$000s	%	$000s	%
Operating revenues:
United States	281,869	85	245,581	82	213,920	78
Foreign	49,353	15	53,378	18	59,001	22
Total operating revenues	331,222	100	298,959	100	272,921	100
Costs and expenses:
Operating:
Personnel	74,807	23	69,658	23	65,273	24
Repairs and maintenance	64,072	19	56,830	19	43,924	16
Insurance and loss reserves	9,656	3	10,609	3	10,750	4
Fuel	25,534	8	23,491	8	22,021	8
Leased-in equipment	1,138	—	2,941	1	1,450	—
Other	29,166	9	23,083	8	23,777	9
Total operating expenses	204,373	62	186,612	62	167,195	61
Administrative and general	43,987	13	38,924	13	34,785	13
Depreciation and amortization	46,312	14	45,561	15	42,502	15
Total costs and expenses	294,672	89	271,097	90	244,482	89
Gains on asset dispositions	6,101	2	18,301	6	3,612	1
Operating income	42,651	13	46,163	16	32,051	12
Other income (expense):
Interest income	540	—	591	—	910	—
Interest expense	(14,778)	(4)	(18,050)	(6)	(10,648)	(4)
SEACOR management fees	—	—	(168)	—	(2,000)	(1)
Derivative losses, net	(944)	—	(104)	—	(490)	—
Note receivable impairment	(2,457)	(1)	—	—	—	—
Foreign currency gains (losses), net	(2,377)	(1)	698	—	720	—
Other, net	(4)	—	19	—	30	—
Total other income (expense)	(20,020)	(6)	(17,014)	(6)	(11,478)	(5)
Income before income tax expense and equity earnings	22,631	7	29,149	10	20,573	7
Income tax expense, net	8,285	3	11,727	4	7,298	2
Income before equity earnings	14,346	4	17,422	6	13,275	5
Equity earnings, net of tax	2,675	1	882	—	(5,528)	(2)
Net income	17,021	5	18,304	6	7,747	3
Net loss attributable to noncontrolling interest in subsidiary	96	—	401	—	40	—
Net income attributable to Era Group Inc.	17,117	5	18,705	6	7,787	3
Accretion of redemption value on Series A Preferred Stock	—	—	721	—	8,469	3
Net income (loss) attributable to common shares	17,117	5	17,984	6	(682)	—

Operating Revenues by Service Line. The following table sets forth the operating revenues by service line for the years ended December 31, 2014, 2013 and 2012.

	2014		2013		2012
	$000s	%	$000s	%	$000s	%
Operating revenues
Oil and gas:(1)
U.S. Gulf of Mexico	199,563	60	160,611	54	140,900	52
Alaska	29,982	9	38,255	13	25,969	9
International	3,115	1	4,768	2	—	—
Total oil and gas	232,660	70	203,634	69	166,869	61
Dry-leasing	46,645	14	48,963	16	59,256	22
Search and rescue	22,563	7	16,764	6	10,674	4
Air medical services	11,098	3	12,740	4	19,751	7
Flightseeing	6,989	2	7,095	2	6,998	2
FBO	11,665	4	10,182	3	9,782	4
Eliminations	(398)	—	(419)	—	(409)	—
Total operating revenues	331,222	100	298,959	100	272,921	100
_______________

(1)	Primarily oil and gas exploration and production activities, but also includes revenues from utility services including support of firefighting, mining, power line and pipeline survey activities.
Year Ended December 31, 2014 compared with Year Ended December 31, 2013
Operating Revenues. Operating revenues were $32.3 million higher for the year ended December 31, 2014 (the “Current Year”) compared with the year ended December 31, 2013 (the “Prior Year”).
Operating revenues from oil and gas operations in the U.S. Gulf of Mexico were $39.0 million higher in the Current Year. Operating revenues from heavy helicopters were $26.7 million higher primarily due to our EC225 helicopters operating for the full year in 2014 compared to a partial year in 2013. Operating revenues from medium helicopters were $10.2 million higher primarily due to increased charter activity at higher rates. Operating revenues from single engine helicopters were $1.1 million higher due to increased fleet count. Miscellaneous revenues were $1.8 million higher due to increased rebillable expenses. Operating revenues from light twin helicopters were $1.0 million lower due to a smaller fleet count.
Operating revenues from oil and gas operations in Alaska were $8.3 million lower in the Current Year. Operating revenues from medium helicopters were $7.8 million lower due to a smaller fleet count and reduced utilization. Other revenues were $1.8 million lower due to reduced rebillable expenses. Operating revenues from single engine helicopters were $1.2 million lower due to reduced utilization. Operating revenues from light twin helicopters were $2.6 million higher primarily due to a larger fleet count and higher rates.
Operating revenues from international oil and gas operations were $1.7 million lower primarily due to reduced utilization.
Revenues from dry-leasing activities were $2.3 million lower primarily due to a $5.9 million decrease related to leases that ended subsequent to the Prior Year, of which $1.3 million related to helicopters that were subsequently sold. In addition, revenues were lower due to the recognition in the Prior Year of a $1.1 million early termination fee. These decreases were partially offset by increased revenues of $4.5 million from a customer in India, of which $1.7 million related to a change to accrual basis accounting for recognizing revenue from that customer. Aeróleo cash collections also increased $0.4 million. Revenues from Aeróleo are recognized only as cash is received.
Operating revenues from SAR activities were $5.8 million higher due to an increase in the number of subscription customers and higher rates.
Operating revenues from air medical services were $1.6 million lower primarily due to contracts that ended subsequent to the Prior Year.
Operating revenues from flightseeing activities were $0.1 million lower due to reduced activity primarily driven by adverse weather conditions.
Operating revenues from FBO activities were $1.5 million higher primarily due to increased fuel sales.

Operating Expenses. Operating expenses were $17.8 million higher in the Current Year. Repairs and maintenance expenses were $7.2 million higher primarily due to a $7.5 million increase in power-by-hour expense related to the EC225 helicopters returning to service, a $3.0 million increase due to the timing of repairs and a $0.9 million increase due to the absence of a helicopter maintenance return credit from a dry-lease customer in the Prior Year. These increases were partially offset by a $4.2 million credit related to the settlement agreement with Airbus Helicopters with respect to the suspension of operations of the EC225 helicopters. Other expenses were $6.1 million higher primarily due to an increase in rebillable expenses, parts cost of sales, and freight expenses due to increased activity. Personnel expenses were $5.1 million higher primarily due to pay scale and benefit adjustments partially offset by workers compensation adjustments. Fuel expenses were $2.0 million higher primarily due to the EC225 helicopters returning to service and increased fuel sales at the FBO. These increases were partially offset by lower leased-in equipment expenses of $1.8 million primarily due to a one-time charge in the Prior Year related to operating leases on certain helicopters configured for air medical service and lower insurance and loss reserves of $1.0 million primarily due to changes in insured helicopter values.
Administrative and General. Administrative and general expenses were $5.1 million higher in the Current Year. Compensation costs were $3.5 million higher due to severance related expenses associated with changes in senior management and $2.3 million higher due to annual stock compensation grants and salary adjustments. Additionally, information technology expenses increased $0.6 million related to the transition of services from SEACOR. These increases were partially offset by the recovery of $1.1 million of previously reserved accounts receivable related to a customer in bankruptcy and a $0.3 million reduction in fees charged under the Amended and Restated Transition Services Agreement with SEACOR.
Depreciation and Amortization. Depreciation expense was $0.8 million higher primarily due to depreciation on new helicopters placed in service.
Gains on Asset Dispositions. During the Current Year, we sold or otherwise disposed of helicopters and other equipment for proceeds of $7.1 million, resulting in gains of $6.1 million. During the Prior Year, we sold helicopters and other equipment for proceeds of $65.2 million and recognized gains of $18.3 million.
Operating Income. Operating income as a percentage of revenues was 13% in the Current Year compared to 16% in the Prior Year. Excluding gains on asset dispositions discussed above, operating income as a percentage of revenues was 11% in the Current Year compared to 9% in the Prior Year. The improvement in operating income margin was primarily due to lower depreciation as a percentage of revenues in the Current Year.
Interest Expense. Interest expense was $3.3 million lower primarily due to increased capitalized interest related to additional deposits and progress payments on helicopter orders and a base improvement project.
Note Receivable Impairment. Note receivable impairments were $2.5 million during the Current Year related to a probable loss of a note receivable.
Derivative gains (losses), net. Unrealized derivative losses were $0.8 million higher due to the revaluation to market of forward currency contracts.
Foreign Exchange Gains (Losses), net. Foreign exchange losses were $2.4 million in the Current Year compared to gains of $0.7 million in the Prior Year primarily due to the strengthening of the U.S. dollar, resulting in losses on our euro denominated balances and realized losses on settled forward currency contracts.
Income Tax Expense. Income tax expense was $3.4 million lower due to lower income before taxes and a lower effective tax rate in the Current Year.
Equity Earnings, net of Tax. Equity earnings, net of tax was $1.8 million higher primarily due to the sale of our 51% interest in Lake Palma for a gain of $1.5 million, net of tax, and increased earnings from our Dart joint venture of $0.4 million.
Year Ended December 31, 2013 compared with Year Ended December 31, 2012
Operating Revenues. Operating revenues were $26.0 million higher for the year ended December 31, 2013 compared with the year ended December 31, 2012.
Operating revenues from oil and gas operations in the U.S. Gulf of Mexico were $19.7 million higher for the year ended December 31, 2013. Operating revenues from medium helicopters increased $20.7 million primarily due to increased utilization in the year ended December 31, 2013 to support an increase in deepwater drilling, completion and production activity and due to medium helicopters being used to fill in for the EC225 heavy helicopters which were temporarily suspended from October 2012 until July 2013. In addition, operating revenues from single engine helicopters increased $4.5 million due to higher rates. These increases were partially offset by a $3.0 million decrease from heavy helicopters due to the temporary suspension of the EC225 helicopters and a decrease of $1.3 million in light twin helicopters due to lower utilization. In addition, other revenues decreased by $1.2 million primarily due to a reduction in parts sales.

Operating revenues from oil and gas operations in Alaska were $12.3 million higher for the year ended December 31, 2013. The resumption of services with a major oil and gas customer that had been temporarily suspended during a portion of the year ended December 31, 2012 contributed $9.1 million to this increase, and short-term work related to a drillship running aground contributed a further $2.8 million to the increase.
Operating revenues from international oil and gas operations were $4.8 million higher for the year ended December 31, 2013 due to a new contract in Uruguay that was awarded in late 2012 and commenced in January 2013.
Revenues from dry-leasing activities were $10.3 million lower for the year ended December 31, 2013 primarily due to a $11.5 million decrease related to contracts that ended during the year ended December 31, 2013, of which $4.8 million related to helicopters that were subsequently sold. These decreases were partially offset by an increase of $0.9 million as a result of rate escalations.
Operating revenues from search and rescue activities increased $6.1 million in the year ended December 31, 2013 primarily due to new search and rescue customers and increased activity with existing customers.
Operating revenues from air medical services were $7.0 million lower for the year ended December 31, 2013 primarily due to the conclusion of three long-term hospital contracts, partially offset by a new contract that began in 2013 and increases in rates on existing contracts. The change in contracts is primarily due to a shift in management philosophy designed to enhance profitability on these services and to one customer bringing these services in-house upon conclusion of its contract with us.
Operating revenues from flightseeing and FBO activities increased by $0.1 million and $0.4 million, respectively, in the year ended December 31, 2013. This is primarily the result of better weather conditions resulting in more flying activity.
Operating Expenses. Operating expenses were $19.4 million higher for the year ended December 31, 2013. Repairs and maintenance expenses increased $12.9 million primarily due to a $8.1 million increase as a result of the timing of repairs and a net $7.2 million decrease in vendor and maintenance credits from the year ended December 31, 2012. These increases were partially offset by a decrease in power-by-hour expense of $2.4 million primarily due to the temporary suspension of the EC225 helicopters. Personnel costs increased $4.4 million primarily due to the addition of personnel to support the increase in oil and gas activity discussed above. Fuel expense increased $1.5 million due to increased flight hours and an increase in the average price per gallon. Lease expense increased $1.5 million due to a one-time charge related to operating leases on certain air medical helicopters. These increases were partially offset by a decrease in other operating expenses of $0.7 million, primarily due to a decrease in part sales related to air medical contracts.
Administrative and General. Administrative and general expenses were $4.1 million higher for the year ended December 31, 2013. Compensation and employee costs increased $4.1 million primarily due to the recognition of management bonus awards, severance costs related to changes in senior management and share awards compensation related to equity awards granted in 2013 following our Spin-off from SEACOR. Excluding $2.9 million of expenses associated with a contemplated initial public offering of our Common Stock recognized in the year ended December 31, 2012, legal, professional and other expenses increased by $4.0 million due to costs associated with being a public company, legal expenditures and an increase in shared services fees from SEACOR under our Amended and Restated Transition Services Agreement. In addition, travel expenses increased $0.4 million due to business development activities. These increases were partially offset by a $1.9 million decrease in allowance for doubtful accounts. The year ended December 31, 2012 included a $2.5 million provision in connection with a customer bankruptcy while $0.4 million was provided in the year ended December 31, 2013 due to collection issues related to a note with a customer that had purchased parts in a previous year.
Depreciation and Amortization.  Depreciation expense was $3.1 million higher for the year ended December 31, 2013 primarily due to the addition of new and higher cost helicopters.
Gains on Asset Dispositions.  During the year ended December 31, 2013, we sold or otherwise disposed of helicopters and other equipment for cash proceeds of $65.2 million, resulting in gains of $18.3 million. These amounts included: a gain of $5.4 million on the sale of an EC225 helicopter that was damaged in an incident in May 2012 while under dry-lease to a customer and subsequently sold to that customer in the year ended December 31, 2013 for cash proceeds of $24.6 million; a gain of $1.2 million on the recognition of insurance proceeds of $2.1 million related to a S76A helicopter involved in an incident in the year ended December 31, 2013; a gain of $0.3 million related to an AW139 helicopter involved in an incident in the year ended December 31, 2012; and gains of $11.3 million on the sale of helicopters and other equipment in the normal course of our business. In addition, we recognized previously deferred gains of $0.1 million during the year ended December 31, 2013. During the year ended December 31, 2012, the Company sold helicopter components and other equipment for proceeds of $5.5 million and recognized gains of $2.9 million. In addition, we recognized previously deferred gains of $0.7 million in 2012.
Operating Income. Operating income as a percentage of revenues was 16% in the year ended December 31, 2013 compared with 12% in the year ended December 31, 2012. Excluding gains on asset dispositions discussed above, operating income as a percentage of revenues was 9% in the year ended December 31, 2013 compared with 10% in the year ended

December 31, 2012. Repairs and maintenance expenses increased as a result of the timing of repairs in the year ended December 31, 2013 and the absence of the benefit from vendor credits in the year ended December 31, 2012.
Interest Expense. On December 7, 2012, we completed an offering of $200.0 million aggregate principal amount of 7.750% Senior Notes, the net proceeds of which were used to repay $190.0 million of borrowings outstanding under our prior, $200.0 million senior secured revolving credit facility (the “Prior Credit Facility”). As a result of the higher interest rate on the notes, interest expense was $7.4 million higher for the year ended December 31, 2013.
SEACOR Management Fees. On December 30, 2011, we entered into a Transition Services Agreement with SEACOR to provide various corporate services at a fixed rate of $2.0 million per annum beginning January 1, 2012. These costs, which are classified as SEACOR Management Fees on the consolidated statements of operations, effectively fixed what had previously been a variable allocation of SEACOR corporate overhead expenses to each of its business units based on certain financial contribution metrics. These costs terminated effective with the completion of the Spin-off. In connection with the Spin-off, we entered into an Amended and Restated Transition Services Agreement with SEACOR to provide various shared services, the costs for which are classified as administrative and general expenses on the consolidated statements of operations.
Income Tax Expense. Income tax expense was $4.4 million higher for the year ended December 31, 2013 primarily due to an increase in income before income tax expense and equity in earnings (losses) of 50% or less owned companies. In addition, we established a valuation allowance on certain state deferred tax assets during the year ended December 31, 2013. The effective tax rate in the year ended December 31, 2012 was lower due to permanent differences related to share-based compensation awards, state income tax expenses and holdings in non-controlling interests.
Equity Earnings (Losses), Net of Tax. Earnings from equity investments were $0.9 million in the year ended December 31, 2013, an increase of $6.4 million compared to the Prior Year loss of $5.5 million. During the year ended December 31, 2012, we recognized a loss of $0.6 million and an impairment charge of $5.9 million, net of tax, on our investment in our Brazilian joint venture. In the year ended December 31, 2013, no losses were recognized on our Brazilian joint venture as they were fully written down in the year ended December 31, 2012. Earnings on other equity investments were consistent during the respective periods.
Liquidity and Capital Resources
Our ongoing liquidity requirements arise primarily from working capital needs, meeting our capital commitments (including the purchase of helicopters and other equipment) and the repayment of debt obligations. In addition, we may use our liquidity to fund acquisitions or to make other investments. Sources of liquidity are cash balances and cash flows from operations and, from time to time, we may secure additional liquidity through the issuance of equity or debt or borrowings under our Revolving Credit Facility.
On December 7, 2012, we completed the offering of our 7.750% Senior Notes and used the net proceeds from the offering to repay $190.0 million of borrowings outstanding under our Prior Credit Facility. On March 31, 2014, we entered into our Revolving Credit Facility through an amendment to the Prior Credit Facility. The Revolving Credit Facility allows us to borrow up to $300.0 million, with a sub-limit of up to $50.0 million for letters of credit, and includes an “accordion” feature which, if exercised and subject to agreement by the lenders and the satisfaction of certain conditions, would increase total commitments by up to $100.0 million.
Our Revolving Credit Facility requires that we maintain a maximum ratio of funded debt to EBITDA, as defined, of 5.0 to 1.0, a minimum interest coverage ratio of 3.0 to 1.0 and a minimum ratio of the sum of (i) fair market value of mortgaged helicopters, as defined, (ii) accounts receivable and (iii) inventory to funded debt of 1.2 to 1.0. Failure to meet these ratios is an event of default under the facility, and therefore our ability to borrow under our Revolving Credit Facility is dependent on and limited by our ability to comply with them. See “Amended and Restated Senior Secured Revolving Credit Facility” below.
During the year ended December 31, 2014, we borrowed $30.0 million on the Revolving Credit Facility to make progress payments on S92 helicopters. As of December 31, 2014, the amount of additional borrowings available to us under the Revolving Credit Facility was $214.3 million. During the year ended December 31, 2013, we made payments on our Prior Credit Facility totaling $50.0 million from cash flows provided by operating activities, and drew down $55.0 million on the Prior Credit Facility primarily to fund the purchase of helicopters. During the year ended December 31, 2012, we drew down $88.0 million from our Prior Credit Facility, primarily to repurchase 500,000 shares of Series B preferred stock held by SEACOR and to fund the purchase of an EC225 helicopter and certain other assets. Also during the year ended December 31, 2012, we experienced a decrease in operating income primarily due to a reduction in gains on asset dispositions, which had a negative impact on financial ratios defined in our Prior Credit Facility. As a result, SEACOR purchased 300,000 shares of our Series B preferred stock for $30.0 million on June 8, 2012 and 700,000 shares of our Series B preferred stock for $70.0 million on September 25, 2012. We used a portion of the proceeds from these issuances to repay borrowings under, and maintain compliance with, our Prior Credit Facility.
As of December 31, 2014, we had unfunded capital commitments of $232.3 million, primarily pursuant to agreements to purchase helicopters. Approximately $114.9 million is payable in 2015, with the remaining commitments payable through 2017.

The Company also had $1.9 million of deposits paid on options not yet exercised. Approximately $131.3 million of these commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability to us other than aggregate liquidated damages of $8.7 million. In addition, we had outstanding options to purchase up to an additional ten AW189 helicopters, five S92 helicopters, and one AW139 helicopter. If these options were exercised, the helicopters would be delivered beginning in 2015 through 2018. We expect to finance the remaining acquisition costs through a combination of cash on hand, cash provided by operating activities and borrowings under our Revolving Credit Facility.
Summary of Cash Flows

	2014	2013	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$78,286	$64,371	$13,915
Investing activities	(93,872)	(43,459)	(114,765)
Financing activities	26,127	(1,508)	32,634
Effect of exchange rates on cash and cash equivalents	(1,009)	426	599
Net increase (decrease) in cash and cash equivalents	$9,532	$19,830	$(67,617)
Operating Activities
Cash flows provided by operating activities increased by $13.9 million during the year ended December 31, 2014 compared with the year ended December 31, 2013. Cash flows provided by operating activities increased by $50.5 million during the year ended December 31, 2013 compared with the year ended December 31, 2012. The components of cash flows provided by operating activities during the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
	(in thousands)
Operating income before depreciation and gains on asset dispositions and impairments, net	$82,862	$73,423	$70,941
Changes in operating assets and liabilities before interest and income taxes	2,149	6,102	(102,327)
Cash settlements on derivative transactions, net	(471)	(478)	—
Dividends received from equity investees	—	—	(16)
Interest paid, excluding capitalized interest of $4,667, $1,123 and $1,500 in 2014, 2013 and 2012, respectively	(13,420)	(17,839)	(7,821)
Benefit on net tax operating losses purchased by SEACOR	—	—	51,961
Income taxes refunded (paid)	(1,825)	20	(143)
SEACOR management fees	—	(168)	(2,000)
Note receivable impairment	2,457	—	—
Other	6,534	3,311	3,320
Total cash flows provided by operating activities	78,286	64,371	13,915
Operating income before depreciation and gains on asset dispositions and impairments, net was $9.4 million higher for the year ended December 31, 2014 compared with the year ended December 31, 2013, primarily due to a $29.0 million and $5.8 million increase in revenues from oil and gas and search and rescue activities, respectively. These increases were partially offset by a $2.3 million decrease in dry-leasing revenues and a $17.8 million and $5.1 million increase in operating expenses and administrative and general expenses, respectively.
Operating income before depreciation and gains on asset dispositions and impairments, net was $2.5 million higher for the year ended December 31, 2013 compared with the year ended December 31, 2012, primarily due to a $36.8 million and $6.1 million increase in revenues from oil and gas and search and rescue activities, respectively. These increases were partially offset by a $10.3 million decrease in dry-leasing revenues, and a $7.0 million reduction in operating revenues from air medical services. There was an increase of $12.9 million in repairs and maintenance expenses, a $4.4 million increase in personnel cost, a $4.1 million increase in administrative and general expenses, and a $1.5 million increase in lease expense primarily due to a one-time charge related to operating leases on certain air medical helicopters.
Changes in operating assets and liabilities before interest and income taxes was $4.0 million lower for the year ended December 31, 2014 compared with the year ended December 31, 2013, primarily due to an impairment charge related to a probable loss on a note receivable which is shown separately in the table above.

Changes in operating assets and liabilities before interest and income taxes was $108.4 million higher for the year ended December 31, 2013 compared with the year ended December 31, 2012, primarily due to the repurchase of Series B preferred stock held by SEACOR and settlements of intercompany transactions with SEACOR in 2012.
Interest paid, excluding capitalized interest, was $4.4 million lower for the year ended December 31, 2014 compared with the year ended December 31, 2013, primarily due to additional deposits and progress payments on helicopter orders and a base expansion project. Interest payments on such funds are capitalized and included in cash used in investing activities on the consolidated statements of cash flows.
Interest paid, excluding capitalized interest, was $10.0 million higher for the year ended December 31, 2013 compared with the year ended December 31, 2012, primarily due a higher interest rate on our 7.750% Senior Notes.
Benefit on net tax operating losses purchased by SEACOR and SEACOR management fees were $52.0 million and $1.8 million lower, respectively, for the year ended December 31, 2013 compared with the year ended December 31, 2012 as a result of the Spin-off from SEACOR.
Income taxes paid were $1.8 million higher for the year ended December 31, 2014 compared with the year ended December 31, 2013 primarily due to tax payments in foreign jurisdictions.
Cash flows provided by other operating activities were $3.2 million higher for the year ended December 31, 2014 compared with the year ended December 31, 2013 primarily due to a $4.0 million increase in equity award amortization.
Investing Activities
During the year ended December 31, 2014, net cash used in investing activities was $93.9 million primarily as follows:

•	Capital expenditures were $106.7 million which consisted primarily of helicopter acquisitions, deposits on future helicopter deliveries and a base expansion project.

•	Proceeds from the disposition of property and equipment were $7.1 million.

•	Proceeds from the sale of interest in equity investees were $6.4 million.

•	Net principal payments on notes due from third-parties and equity investees were $1.1 million.
During the year ended December 31, 2013, net cash used in investing activities was $43.5 million primarily as follows:

•	Capital expenditures were $110.1 million, which consisted primarily of helicopter acquisitions.

•	Proceeds from the disposition of property and equipment were $65.2 million.

•	Net principal payments on notes receivable from third-parties and equity investees were $1.5 million.
During the year ended December 31, 2012, net cash used in investing activities was $114.8 million primarily as follows:

•	Capital expenditures were $113.0 million, which consisted primarily of helicopter acquisitions.

•	Proceeds from the disposition of property and equipment were $5.2 million.

•	Investments in, and advances to, 50% or less owned companies were $10.6 million.

•	Net principal payments on notes receivable from third-parties and equity investees were $3.6 million.
Financing Activities
During the year ended December 31, 2014, net cash provided by financing activities was $26.1 million primarily as follows:

•	Borrowings under the Revolving Credit Facility were $30.0 million.

•	Net principal payments on long-term debt were $2.9 million.

•	Issuance costs related to the Revolving Credit Facility were $2.4 million.

•	Proceeds from share-based award plans were $1.5 million.
During the year ended December 31, 2013, net cash used in financing activities was $1.5 million primarily as follows:

•	Net principal payments on long-term debt were $52.8 million.

•	Borrowings under the Prior Credit Facility were $55.0 million.

•	Dividends paid on Series A preferred stock were $5.0 million.

•	Proceeds from SEACOR on the settlement of stock options were $0.7 million.

•	Proceeds and tax benefits from share-based awards were $0.5 million.
During the year ended December 31, 2012, net cash provided by financing activities was $32.6 million primarily as follows:

•	Proceeds of $191.9 million, net of issuance costs, for our 7.750% Senior Notes.

•	Proceeds from the issuance of Series B preferred stock were $100.0 million.

•	Borrowings under the Prior Credit Facility were $88.0 million.

•	Net principal payments on long-term debt were $292.8 million.

•	Payments in connection with the repurchase of Series B preferred stock from SEACOR were $50.0 million.

•	Dividends paid to SEACOR were $4.4 million.
Amended and Restated Senior Secured Revolving Credit Facility
On March 31, 2014, we entered into the Revolving Credit Facility through an amendment to the Prior Credit Facility. The Revolving Credit Facility provides us with the ability to borrow up to $300.0 million with a sub-limit of up to $50.0 million for letters of credit and includes an "accordion" feature which, if exercised and subject to agreement by the lenders and the satisfaction of certain conditions, will increase total commitments by up to $100.0 million. Our availability under the Revolving Credit Facility may be limited by the terms of the 7.750% Senior Notes. Advances under the Revolving Credit Facility at the closing were used to refinance indebtedness incurred under the Prior Credit Facility. The Revolving Credit Facility matures in March 2019.
As of December 31, 2014, we had $85.0 million outstanding on the Revolving Credit Facility which bears interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 200 basis points. In addition, we are required to pay a quarterly commitment fee based on our ratio of funded debt to EBITDA, as defined. As of December 31, 2014, the commitment fee was 37.5 basis points. For additional information about the terms of the Revolving Credit Facility, see Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
7.750% Senior Notes
On December 7, 2012, we completed an offering of $200.0 million aggregate principal amount of 7.750% senior unsecured notes due December 15, 2022. The net proceeds of the offering were used to repay $190.0 million of borrowings outstanding under our Prior Credit Facility. In connection with the offering, we permanently reduced the borrowing capacity under that facility from $350.0 million to $200.0 million. Interest on the notes is payable semi-annually in arrears on each June 15 and December 15 of each year. We may redeem the notes at any time and from time to time at a premium as specified in the indenture governing the notes. In February 2015, we redeemed $7.9 million of the 7.750% Senior Notes at a price of 93.250 using proceeds from our Revolving Credit Facility. For additional information about the terms of the notes, see Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Short and Long-Term Liquidity Requirements
We anticipate that we will generate positive cash flows from operations and that these cash flows will be adequate to meet our working capital requirements. During the year ended December 31, 2014, our cash provided by operations was $78.3 million. To support our capital expenditure program and/or other liquidity requirements, we may use any combination of operating cash flow, cash balances, proceeds from sales of assets, issue debt or equity, or borrow under our Revolving Credit Facility. As of December 31, 2014, we had the ability to borrow an additional $214.3 million under the Revolving Credit Facility.
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
Off-Balance Sheet Arrangements
On occasion, we and our partners will guarantee certain obligations on behalf of our joint ventures. As of December 31, 2014, we had no such guarantees in place.

Contractual Obligations and Commercial Commitments
The following table summarizes the Company’s contractual obligations and other commercial commitments and their aggregate maturities as of December 31, 2014 (in thousands):

		Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual obligations:
Long-term debt(1)	$449,080	$46,752	$36,432	$119,396	$246,500
Capital purchase obligations(2)	232,272	114,918	$117,354	$—	—
Operating leases(3)	14,921	2,078	$3,461	$1,397	7,985
Purchase obligations(4)	2,482	2,482	$—	$—	—
	$698,755	$166,230	$157,247	$120,793	$254,485
_______________

(1)
Maturities of our borrowings, interest payments pursuant to such borrowings and a capital commitment fee on our Revolving Credit Facility are based on contractual terms. Interest amounts represent the expected cash payments for interest on our long-term debt based on the interest rates in place and amounts outstanding as of December 31, 2014.

(2)
Capital purchase obligations represent commitments for the purchase of 19 new helicopters, consisting of five AW169 light twin helicopters, ten AW189 heavy helicopters and four S92 heavy helicopters and from a base expansion project. Of the total unfunded capital commitments, $131.3 million may be terminated without further liability other than liquidated damages of $8.7 million in the aggregate. These commitments are not recorded as liabilities on our consolidated balance sheet as we had not yet received the goods or taken title to the property. The AW189 helicopters are scheduled to be delivered beginning 2015 through 2017. The S92 helicopters are scheduled to be delivered in 2015 and 2016. Delivery dates for the AW169 helicopters have yet to be determined.

(3)	Operating leases primarily include leases of helicopters and other property that have a remaining term in excess of one year.

(4)
Purchase obligations primarily include purchase orders for helicopter inventory and maintenance. These commitments are for goods and services to be acquired in the ordinary course of business and are fulfilled by our vendors within a short period of time.

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
Critical Accounting Policies and Estimates
The preparation of our financial statements is in conformity with accounting principles generally accepted in the U.S. (“GAAP”). In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, whereas, in other circumstances, GAAP requires us to make estimates, judgments and assumptions that we believe are reasonable based upon information available. We base our estimates and judgments on historical experience, professional advice and various other sources that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. We believe that of our significant accounting policies, as discussed in Note 1 in the “Notes to Consolidated Financial Statements,” the following involve a higher degree of judgment and complexity.
Property and Equipment. Our net property and equipment represents 84.9% of our total assets as of December 31, 2014. We determine the carrying value of these assets based on our property and equipment accounting policies, which incorporate our estimates, assumptions, and judgments relative to capitalized costs, useful lives and salvage values of our assets.
Our property and equipment accounting policies are also designed to depreciate our assets over their estimated useful lives. The assumptions and judgments we use in determining the estimated useful lives and residual values of our helicopters reflect both historical experience and expectations regarding future operations, utilization and performance of our assets. The use of different estimates, assumptions and judgments in the establishment of property and equipment accounting policies, especially those involving the useful lives and residual values of our helicopters, would likely result in materially different net book values of our assets and results of operations.
Useful lives of helicopters and residual values are difficult to estimate due to a variety of factors, including changes in operating conditions or environment, the introduction of technological advances in aviation equipment, changes in market or economic conditions including changes in demand for certain types of helicopters and changes in laws or regulations affecting the aviation or offshore oil and gas industry. We evaluate the remaining useful lives of our helicopters when certain events occur that directly impact our assessment of the remaining useful lives of the helicopters. Our consideration of ultimate residual value takes into account current expectations of fair market value and the expected time to ultimate disposal. The determination of the ultimate value to be received upon sale depends largely upon the condition of the helicopters and the flight time left on the helicopters and major components until the next major maintenance check is required. The future value also depends on the secondary market that exists as of that date, which can differ substantially over time.
We review our property and equipment for impairment when events or changes in circumstances indicate that the carrying value of such assets or asset groups may not be recoverable. If an impairment is indicated for the asset group classified as held and used, an impairment evaluation will be performed. Asset impairment evaluations are based on estimated undiscounted cash flows over the remaining useful life for the assets being evaluated. If the sum of the expected future cash flows is less than the carrying amount of the asset, we would be required to recognize an impairment loss. When determining fair value, we utilize various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such event, we would then be required to record a corresponding charge, which would reduce our earnings. We continue to evaluate our estimates and assumptions and believe that our assumptions, which include an estimate of future cash flows based upon the anticipated performance of the underlying assets, are appropriate.
Supply and demand are the key drivers of helicopter idle time and our ability to contract our helicopters at economical rates. During periods of oversupply, it is not uncommon for us to have helicopters idled for extended periods of time, which could be an indication that an asset group may be impaired. In most instances our helicopters could be used interchangeably. Due to the mobility of helicopters, we may move them from a weak geographic market to a stronger geographic market if an adequate opportunity arises to do so. As such, our helicopters are considered to be interchangeable within classes or asset groups and accordingly, our impairment evaluation is made by asset group.
Allowance for Doubtful Accounts. We establish allowances for doubtful accounts on a case-by-case basis when we believe the payment of amounts owed to us is unlikely to occur. In establishing these allowances, we consider a number of factors, including our historical experience and changes in our client’s financial position.
We derive a significant portion of our revenue from services to international, independent and major integrated oil and gas companies and government agencies. Our receivables are concentrated primarily in the Gulf of Mexico. We generally do not require collateral or other security to support client receivables.
Inventory Reserve. We maintain inventory that primarily consists of spare parts to service our helicopters. We establish an allowance to distribute the cost of spare parts expected to be on hand at the end of a fleet’s life over the service lives of the related equipment, taking into account the estimated salvage value of the parts. Also, we periodically review the condition and continuing usefulness of the parts to determine whether the realizable value of our inventory is lower than its book value. Parts related to helicopter types that our management has determined will no longer be included in our fleet or will be substantially reduced in our fleet in future periods are specifically reviewed. If our valuation of these parts is significantly lower than the book value of the parts, an additional provision may be required.
Taxes. Our annual tax provision is based on expected taxable income, statutory rates and tax planning opportunities available in various jurisdictions in which we operate. The determination and evaluation of the annual tax provision and tax positions involves the interpretation of tax laws and requires significant judgment and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of income, deductions and tax credits. Changes in tax laws, regulations, agreements, treaties, foreign currency exchange restrictions or our level of operations or profitability in each area impacts the tax liability. A number of years may elapse before the ultimate tax liabilities in the various jurisdictions are determined.
We recognize foreign tax credits available to us to offset the U.S. income taxes due on income earned from foreign sources. These credits are limited by the total income tax on the U.S. income tax return as well as by the ratio of foreign source income in each statutory category to total income. In estimating the amount of foreign tax credits that are realizable, we estimate future taxable income in each statutory category. These estimates are subject to change based on changes in the market conditions in each statutory category and the timing of certain deductions available to us in each statutory category. We periodically reassess these estimates and record changes to the amount of realizable foreign tax credits based on these revised estimates.

We maintain reserves for estimated tax exposures. Tax exposure items include potential challenges to intercompany pricing, disposition transactions and the applicability or rates of various withholding taxes. Exposures are resolved primarily through the settlement of audits or by judicial means, but can also be affected by changes in applicable tax law, statute of limitation expirations, etc., which may result in a revision of past estimates. We review these liabilities quarterly for determination of whether further liability shall be accrued or whether existing liabilities shall be reversed due to expiration of related statutes of limitation, settlement of the respective items with the tax authorities, or the issuance of rules, regulations, legislation or court rulings that resolve the uncertainty.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09 - Revenue From Contracts With Customers, which will base revenue recognition on the contract between a vendor and customer and will require reporting entities to allocate the transaction price to various performance obligations in a contract and recognize revenues when those performance obligations are satisfied. ASU 2014-09 will be effective for annual periods beginning after December 15, 2016 and any interim periods within that period. Early adoption is not permitted. We are currently evaluating the potential impact and the method of the adoption of ASU 2014-09 on our consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2014, we had non-U.S. dollar denominated capital purchase commitments of €141.1 million ($171.5 million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. Dollar equivalent of the non-hedged purchase commitment by $17.2 million.
As of December 31, 2014, we maintained cash balances of €16.2 million. An adverse change of 10% in the underlying foreign currency exchange rate would reduce net income by $1.3 million.
We had $85.0 million of LIBOR-based variable rate borrowings under the Revolving Credit Facility as of December 31, 2014. The average borrowing rate under the facility at December 31, 2014 was 2.25%. A 10% increase in LIBOR would result in additional annual interest expense of approximately $14,000, net of tax.
As of December 31, 2014, excluding debt outstanding under our Revolving Credit Facility, we had $27.4 million of variable rate debt due in 2015. These instruments bear a variable interest rate that resets every three months and is computed as the three-month LIBOR rate at the date of each reset plus 260 basis points. As of December 31, 2014, the interest rate on these borrowings was 2.85%. A 10% increase in the underlying LIBOR would raise the rate to 2.87%, resulting in additional annual interest expense of approximately $4,000, net of tax. In addition, as of December 31, 2014, we had interest rate swap agreements with a notional value of $27.5 million. These agreements call for us to pay a fixed interest rate ranging from 1.29% to 1.76% and receive interest payments based on LIBOR. As of December 31, 2014, we had a liability of $0.3 million having marked to market our positions in these interest rate swap agreements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and related notes required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page 55 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer, who is currently also serving as our Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2014. Based on his evaluation, our principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, as of December 31, 2014.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).
Management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2014 based on the updated framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation surrounding our financial controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting – including the possibility of the circumvention or overriding of controls – based on management’s evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2014, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
We continue to evaluate controls, including internal controls over financial reporting, related to processes that will continue for a limited time to be handled by SEACOR under the Amended and Restated Transition Services Agreement, including information systems support, cash disbursement support and cash receipt processing. Based on these evaluations, we may enhance our processes or introduce new processes in order for us to ensure that our internal controls remain effective during the transition.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our 2015 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2014 and which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be presented in our 2015 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2014 and which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our 2015 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2014 and which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our 2015 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2014 and which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be presented in our 2015 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2014 and which is incorporated herein by reference.

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
Distribution Agreement between SEACOR Holdings Inc. and Era Group Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2013 (File No. 001-35701)).

3.1	*
Amended and Restated Certificate of Incorporation of Era Group Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2013 (File No. 001-35701)).

3.2	*	Amended and Restated Bylaws of Era Group Inc. (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2013 (File No. 001-35701)).
4.1	*
Form of Common Stock Certificate of Era Group Inc. (incorporated herein by reference to Exhibit 4.1 of the Company’s Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on January 15, 2013, as amended (File No. 001-35701)).

4.2	*
Indenture, dated as of December 7, 2012, among Era Group Inc., the guarantors named therein and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.3 of the Company’s Amendment No. 1 to Registration Statement on Form 10 filed with the SEC on January 15, 2013, as amended (File No. 001-35701)).

10.1	*
Amended and Restated Transition Services Agreement between SEACOR Holdings Inc. and Era Group Inc. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2013 (File No. 001-35701)).

10.2	*
Tax Matters Agreement between SEACOR Holdings Inc. and Era Group Inc. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2013 (File No. 001-35701)).

10.3	*
Employee Matters Agreement between SEACOR Holdings Inc. and Era Group Inc. (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2013 (File No. 001-35701)).

10.4	* +
Era Group Inc. 2012 Share Incentive Plan. (incorporated herein by reference to Exhibit 10.4 of the Company’s Registration Statement on Form 10 filed with the SEC on October 12, 2012, as amended (File No. 001-35701)).

10.5	* +
Form of Stock Option Grant Agreement pursuant to the Era Group Inc. 2012 Share Incentive Plan. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2013, as amended (File No. 001-35701)).

10.6	* +
Form of Restricted Stock Grant Agreement pursuant to the Era Group Inc. 2012 Share Incentive Plan. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2013, as amended (File No. 001-35701)).

10.7	* +
Form of Performance-Based Restricted Stock Grant Agreement pursuant to the Era Group Inc. 2012 Share Incentive Plan. (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2013 (File No. 001-35701)).

10.8	* +
Form of Non-Employee Director Restricted Stock Award Agreement pursuant to the Era Group Inc. 2012 Share Incentive Plan (incorporated herein by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 15, 2013 (File No. 001-35701)).

10.9	+	Form of Time-based Restricted Stock Agreement pursuant to the Era Group Inc. 2012 share Incentive Plan.

10.10	* +
Form of Indemnification Agreement between Era Group Inc. and individual officers and directors. (incorporated herein by reference to Exhibit 10.10 of the Company’s Registration Statement on Form 10 filed with the SEC on October 12, 2012, as amended (File No. 001-35701)).

10.11	* +
Era Group Inc. Management Incentive Plan (incorporated herein by reference to Exhibit 10.11 of the Company’s Amendment No. 1 to Registration Statement on Form 10 filed with the SEC on December 18, 2012, as amended (File No. 001-35701)).

10.12	* +
Era Group Inc. 2013 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed with the Commission on March 8, 2013 (File No. 333-187166))

10.13	*
Series B Exchange Agreement, dated December 18, 2012, between SEACOR Holdings Inc. and Era Group Inc. (incorporated herein by reference to Exhibit 10.12 of the Company’s Amendment No. 3 to Registration Statement on Form 10 filed with the SEC on January 14, 2013, as amended (File No. 001-35701)).

10.14	*
Separation and Consulting Agreement dated February 27, 2013 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2013 (File No. 001-35701))

10.15	*
Amended and restated agreement dated March 31, 2014 for a $300,000,000 Senior Secured Revolving Credit Facility by and among Era Group Inc., Suntrust Robinson Humphrey, Inc., Wells Fargo Securities, LLC, Suntrust Bank, Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Deutsche Bank AG New York Branch, Regions Bank and other financial institutions identified on Schedule A thereto (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on May 6, 2014 (File No. 001-35701))

10.16	*
Separation and Consulting Agreement dated August 28, 2014 (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the SEC on November 4, 2014 (File No. 001-35701))

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

Era Group Inc.

	By:	/s/ Christopher S. Bradshaw
Christopher S. Bradshaw, Chief Executive Officer and Chief Financial Officer

	Date:	March 10, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ Christopher S. Bradshaw	Chief Executive Officer, Chief Financial Officer and Director	March 10, 2015
Christopher S. Bradshaw	(Principal Executive Officer and Principal Financial Officer)

/s/ Jennifer D. Whalen	Vice President and Chief Accounting Officer	March 10, 2015
Jennifer D. Whalen	(Principal Accounting Officer)

/s/ Charles Fabrikant	Chairman of the Board and Director	March 10, 2015
Charles Fabrikant

/s/ Blaine V. Fogg	Director	March 10, 2015
Blaine V. Fogg

/s/ Steven Webster	Director	March 10, 2015
Steven Webster

/s/ Ann Fairbanks	Director	March 10, 2015
Ann Fairbanks

/s/ Christopher P. Papouras	Director	March 10, 2015
Christopher P. Papouras

/s/ Yueping Sun	Director	March 10, 2015
Yueping Sun

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Era Group Inc.
We have audited the accompanying consolidated balance sheets of Era Group Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Era Group Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Houston, Texas
March 10, 2015

ERA GROUP INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$40,867	$31,335
Receivables:
Trade, net of allowance for doubtful accounts of $1,955 and $3,101 in 2014 and 2013, respectively	33,390	38,137
Other, net of allowance for doubtful accounts of $437 in 2014 and 2013	2,062	4,374
Inventories, net	26,869	26,853
Prepaid expenses and other	2,661	2,167
Deferred income taxes	1,996	2,347
Total current assets	107,845	105,213
Property and equipment:
Helicopters	920,412	864,900
Construction in progress	124,043	85,289
Machinery, equipment and spares	82,330	75,170
Buildings and leasehold improvements	30,535	29,138
Furniture, fixtures, vehicles and other	13,947	12,461
Property and equipment, at cost	1,171,267	1,066,958
Accumulated depreciation	(308,141)	(263,306)
Property and equipment, net	863,126	803,652
Equity investments and advances	31,753	34,986
Goodwill	352	352
Other assets	14,098	14,380
Total assets	$1,017,174	$958,583
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,120	$13,293
Accrued wages and benefits	7,521	8,792
Accrued interest	949	772
Accrued income taxes	267	613
Derivatives	1,109	621
Current portion of long-term debt	27,426	2,787
Other current liabilities	3,162	3,267
Total current liabilities	55,554	30,145
Long-term debt	282,118	279,391
Deferred income taxes	217,027	209,574
Other liabilities	2,111	3,412
Total liabilities	556,810	522,522
Commitments and contingencies (see Note 15)
Equity:
Era Group Inc. stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,371,672 and 20,189,895 outstanding in 2014 and 2013, respectively, exclusive of treasury shares	204	202
Additional paid-in capital	429,109	421,310
Retained earnings	31,797	14,680
Treasury shares, at cost, 18,609 and 4,350 shares in 2014 and 2013, respectively	(551)	(113)
Accumulated other comprehensive income, net of tax	95	176
Total Era Group Inc. stockholders’ equity	460,654	436,255
Noncontrolling interest in subsidiary	(290)	(194)
Total equity	460,364	436,061
Total Liabilities and Stockholders’ Equity	$1,017,174	$958,583
The accompanying notes are an integral part of these consolidated financial statements.

ERA GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Year Ended December 31,
	2014	2013	2012
Operating revenues	$331,222	$298,959	$272,921
Costs and expenses:
Operating	204,373	186,612	167,195
Administrative and general	43,987	38,924	34,785
Depreciation	46,312	45,561	42,502
Total costs and expenses	294,672	271,097	244,482
Gains on asset dispositions	6,101	18,301	3,612
Operating income	42,651	46,163	32,051
Other income (expense):
Interest income	540	591	910
Interest expense	(14,778)	(18,050)	(10,648)
SEACOR management fees	—	(168)	(2,000)
Derivative losses, net	(944)	(104)	(490)
Note receivable impairment	(2,457)	—	—
Foreign currency gains (losses), net	(2,377)	698	720
Other, net	(4)	19	30
Total other income (expense)	(20,020)	(17,014)	(11,478)
Income before income tax expense and equity earnings (losses)	22,631	29,149	20,573
Income tax expense (benefit):
Current	1,235	4,591	(51,213)
Deferred	7,050	7,136	58,511
Total income tax expense	8,285	11,727	7,298
Income before equity earnings	14,346	17,422	13,275
Equity earnings (losses), net of tax	2,675	882	(5,528)
Net income	17,021	18,304	7,747
Net loss attributable to noncontrolling interest in subsidiary	96	401	40
Net income attributable to Era Group Inc.	17,117	18,705	7,787
Accretion of redemption value on Series A Preferred Stock	—	721	8,469
Net income (loss) attributable to common shares	$17,117	$17,984	$(682)

Earnings (loss) per common share:
Basic	$0.84	$0.88	$(0.03)
Diluted	$0.84	$0.88	$(0.03)

Weighted average common shares outstanding:
Basic	20,073,378	20,299,854	24,500,000
Diluted	20,139,581	20,344,782	24,500,000

The accompanying notes are an integral part of these consolidated financial statements.

ERA GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$17,021	$18,304	$7,747
Other comprehensive income (loss):
Foreign currency translation adjustments	(123)	240	944
Income tax (expense) benefit	42	(84)	(331)
Total other comprehensive income (loss)	(81)	156	613
Comprehensive income	16,940	18,460	8,360
Comprehensive loss attributable to noncontrolling interest in subsidiary	96	401	40
Comprehensive income attributable to Era Group Inc.	$17,036	$18,861	$8,400

The accompanying notes are an integral part of these consolidated financial statements.

ERA GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

			Era Group Inc. Stockholder Equity
	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Class B Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Shares Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Non - controlling Interest in Subsidiary	Total Equity
December 31, 2011	$140,210	$—	$245	$—	$287,307	$(11,812)	$—	$(593)	$—	$275,147
Issuance of Series B preferred stock	—	100,000	—	—	—	—	—	—	—	—
Accretion of redemption value on Series A preferred stock	8,469	—	—	—	(8,469)	—	—	—	—	(8,469)
Preferred stock dividend	(4,447)	—	—	—	—	—	—	—	—	—
Redemption of Series B preferred stock	—	(100,000)	—	—	—	—	—	—	—	—
Acquisition of subsidiary with a noncontrolling interest	—	—	—	—	—	—	—	—	247	247
Net income (loss)	—	—	—	—	—	7,787	—	—	(40)	7,747
Currency translation adjustments, net of tax	—	—	—	—	—	—	—	613	—	613
December 31, 2012	144,232	—	245	—	278,838	(4,025)	—	20	207	275,285
Accretion of redemption value on Series A preferred stock	721	—	—	—	(721)	—	—	—	—	(721)
Preferred stock dividend	(4,953)	—	—	—	—	—	—	—	—	—
Recapitalization of Era Group by SEACOR	(140,000)	—	(245)	199	140,046	—	—	—	—	140,000
Issuance of Era Group stock options in settlement of SEACOR stock options	—	—	—	—	706	—	—	—	—	706
Issuance of common stock:
Restricted stock grants	—	—	—	3	(3)	—	—	—	—	—
Proceeds and tax benefits from share award plans	—	—	—	—	527	—	—	—	—	527
Share award amortization	—	—	—	—	1,815	—	—	—	—	1,815
Cancellation of restricted stock	—	—	—	—	102	—	(113)	—	—	(11)
Net income (loss)	—	—	—	—	—	18,705	—	—	(401)	18,304
Currency translation adjustments, net of tax	—	—	—	—	—	—	—	156	—	156
December 31, 2013	—	—	—	202	421,310	14,680	(113)	176	(194)	436,061
Issuance of common stock:
Restricted stock grants	—	—	—	2	(2)	—	—	—	—	—
Exercise of stock options	—	—	—	—	320	—	—	—	—	320
Employee Stock Purchase Plan	—	—	—	—	1,138	—	—	—	—	1,138
Tax benefit from share award plans	—	—	—	—	313	—	—	—	—	313
Share award amortization	—	—	—	—	5,769	—	—	—	—	5,769
Cancellation of restricted stock	—	—	—	—	261	—	(438)	—	—	(177)
Net income (loss)	—	—	—	—	—	17,117	—	—	(96)	17,021
Currency translation adjustments, net of tax	—	—	—	—	—	—	—	(81)	—	(81)
December 31, 2014	$—	$—	$—	$204	$429,109	$31,797	$(551)	$95	$(290)	$460,364

The accompanying notes are an integral part of these consolidated financial statements

ERA GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$17,021	$18,304	$7,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,312	45,561	42,502
Amortization of deferred financing costs	931	610	1,663
Shared-based compensation	5,769	1,815	—
Debt discount amortization	251	231	15
Note receivable impairment	2,457	—	—
Bad debt expense, net	215	885	2,798
Gains on asset dispositions, net	(6,101)	(18,301)	(3,612)
Gain on sale of interest in equity investees	(1,518)	—	—
Derivative losses, net	944	104	490
Cash settlements on derivative transactions, net	(471)	(478)	(419)
Foreign currency gains (losses), net	1,089	(698)	(720)
Deferred income tax expense	7,050	7,136	58,511
Non-cash settlement of current tax benefit (see Note 10)	—	—	(50,000)
Equity earnings, including impairment, net of tax	(1,157)	(882)	5,528
Dividends received from equity investees	—	—	(16)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	6,228	9,668	320
Decrease (increase) in prepaid expenses and other assets	802	1,250	(2,153)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,536)	(834)	(48,739)
Net cash provided by operating activities	78,286	64,371	13,915
Cash flows from investing activities:
Purchases of property and equipment	(106,732)	(110,105)	(112,986)
Proceeds from disposition of property and equipment	7,051	65,151	5,188
Cash settlements on forward contracts, net	(1,545)	—	—
Investments in and advances to equity investees	(125)	—	(10,627)
Proceeds from sale of interest in equity investees	6,381	—	—
Principal payments on notes due from equity investees	638	863	2,574
Principal payments on third party notes receivable	460	632	1,086
Net cash used in investing activities	(93,872)	(43,459)	(114,765)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	284,622
Proceeds from secured credit facility	30,000	55,000	—
Long-term debt issuance costs	(2,446)	—	(4,754)
Payments on long-term debt	(2,885)	(52,788)	(292,787)
Issuance of Series B preferred stock	—	—	100,000
Settlement of Series B preferred stock	—	—	(50,000)
Dividends paid on Series A preferred stock	—	(4,953)	(4,447)
Proceeds and tax benefits from share award plans	1,458	527	—
Proceeds from SEACOR on the settlement of stock options	—	706	—
Net cash provided by (used in) financing activities	26,127	(1,508)	32,634
Effects of exchange rate changes on cash and cash equivalents	(1,009)	426	599
Net increase (decrease) in cash and cash equivalents	9,532	19,830	(67,617)
Cash and cash equivalents, beginning of year	31,335	11,505	79,122
Cash and cash equivalents, end of year	$40,867	$31,335	$11,505

The accompanying notes are an integral part of these consolidated financial statements.

ERA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES
Nature of Operations. Era Group Inc. (“Era Group”) and its subsidiaries (collectively referred to as the “Company”) is one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the United States, which is its primary area of operation. The Company is primarily engaged in transportation services to the offshore oil and gas exploration, development and production industry. Its major customers are international, independent and major integrated oil and gas companies and U.S. government agencies. In addition to serving the oil and gas industry, the Company provides air medical services, utility services including support of firefighting, mining, power line and pipeline survey activities, flightseeing tours in Alaska, and emergency search and rescue services. The Company operates a fixed base operation (“FBO”) at Ted Stevens Anchorage International Airport and a Federal Aviation Administration (“FAA”) approved maintenance repair station in Lake Charles, Louisiana. The Company has an interest in Dart Holding Company Ltd. (“Dart”), a sales and manufacturing organization based in Canada that engineers, manufactures and distributes after-market helicopter parts and accessories, and has an interest in a training center based in Lake Charles, Louisiana that provides instruction, flight simulator and other training service.
Prior to January 31, 2013, the Company was wholly owned by SEACOR Holdings Inc. (along with its other majority-owned subsidiaries being collectively referred to as “SEACOR”) and represented SEACOR’s aviation services business segment. On January 31, 2013, SEACOR recapitalized the Company through the exchange of all of its Class B common stock and its $140.0 million of 6% Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) for 19,883,583 shares of newly-issued Era Group common stock, par value $0.01 per share (the “Recapitalization”).  Following the Recapitalization, the Company had only one class of common stock issued and outstanding and no preferred stock outstanding. On January 31, 2013, SEACOR then completed a spin-off by means of a dividend to SEACOR’s stockholders of all of the Company’s issued and outstanding common stock (the “Spin-off”). The Company filed a Registration Statement on Form 10 with the Securities and Exchange Commission (“SEC”) that was declared effective on January 15, 2013. Prior to the Spin-off, SEACOR and the Company entered into a distribution agreement and several other agreements that govern the post-Spin-off relationship. Era Group is now an independent company with its common stock listed on the New York Stock Exchange under the symbol “ERA.”
Basis of Consolidation. The consolidated financial statements include the accounts of Era Group Inc., its wholly-owned subsidiaries and entities that meet the criteria of Variable Interest Entities (“VIEs”) of which the Company is the primary beneficiary. All significant inter-company accounts and transactions are eliminated in consolidation.
The Company employs the equity method of accounting for investments in business ventures when it has the ability to exercise significant influence over the operating and financial policies of the ventures. The Company reports such investments in the accompanying consolidated balance sheets as equity investments and advances. The Company reports its share of earnings or losses of equity investees in the accompanying consolidated statements of operations as equity earnings (losses), net of tax.
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, among other items, those related to allowance for doubtful accounts, useful lives of property and equipment, impairments, inventories, income tax provisions and certain accrued liabilities. Actual results could differ from those estimates and those differences may be material.
Revenue Recognition. The Company recognizes revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable and collectability is reasonably assured. Revenue that does not meet these criteria is deferred until the criteria are met. Deferred revenues, the balance of which is offset in receivables, and related activity during the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	2014	2013	2012
Balance at beginning of period	$24,243	$8,953	$123
Revenues deferred during period	32,142	37,936	25,908
Revenues recognized during period	(25,338)	(22,646)	(17,078)
Balance at end of period	$31,047	$24,243	$8,953
As of December 31, 2014 and 2013, deferred revenues included $31.0 million and $21.0 million, respectively, related to dry-lease revenues for certain helicopters leased by the Company to Aeróleo Taxi Aero S/A (“Aeróleo”), its Brazilian joint venture

(see Note 5). The deferral originated from difficulties experienced by Aeróleo following one of its customer’s cancellation of certain contracts for a number of AW139 medium helicopters under dry-lease from the Company, and the deferral continues as a result of financial difficulties at Aeróleo. The Company will recognize revenues as cash is received or earlier should future collectability become reasonably assured. All costs and expenses related to these dry-leases were recognized as incurred.
As of December 31, 2014 and 2013, deferred revenues also included $0 and $3.2 million, respectively, related to dry-lease revenues for certain helicopters leased by the Company to one of its customers in India. The deferral resulted from the customer having its operating certificate revoked for a period of time and therefore being unable to operate. The certificate has since been reinstated, and the customer has settled its previously past due accounts receivable in 2014. As a result, $1.7 million of previously deferred revenue related to this customer was recognized during 2014, and future revenues will be recognized in accordance with the Company’s general revenue recognition policy.
The Company charters the majority of its helicopters through master service agreements, subscription agreements, day-to-day charter arrangements and dry-leases. Master service agreements and subscription agreements typically require a fixed monthly fee plus incremental payments based on hours flown. These agreements have fixed terms ranging from one month to five years and generally may be canceled by providing 30 days’ notice. Day-to-day charter arrangements call for either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate with a minimum number of hours to be charged daily. Dry-leases require a fixed monthly fee for the customer’s right to use the helicopter and, where applicable, a charge based on hours flown as compensation for any maintenance, parts, and/or personnel support that the Company may provide to the customer. Dry-leases generally run from two to five years with no early cancellation provisions. Air medical services are provided under contracts with hospitals that typically include a fixed monthly and hourly rate structure. With respect to flightseeing operations, the Company allocates block space to cruise lines and seats are sold directly to customers. The Company also operates an FBO at Ted Stevens Anchorage International Airport that sells fuel on an ad-hoc basis and leases storage space.
Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of overnight investments.
Trade Receivables. Customers are primarily major integrated and independent exploration and production companies, hospitals, international helicopter operators and the U.S. government. Customers are typically granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted. Allowance for doubtful accounts for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	2014	2013	2012
Balance at beginning of period	$3,101	$2,668	$59
Additional allowances charged to expense	254	764	2,798
Recovery of previously reserved accounts	(1,324)	(306)	(189)
Write-offs	(76)	(25)	—
Balance at end of period	$1,955	$3,101	$2,668
Derivative Instruments. The Company accounts for derivative positions at fair value in the accompanying consolidated balance sheets. Unrealized gains and losses on derivatives not designated as hedges are reported in the accompanying consolidated statements of operations as derivative losses, net.
Concentrations of Credit Risk. The Company is exposed to concentrations of credit risk relating to its receivables due from customers in the industries described above. The Company does not generally require collateral or other security to support its outstanding receivables. The Company minimizes its credit risk relating to receivables by performing ongoing credit evaluations and, to date, credit losses have not been material. The Company is also exposed to concentrations of credit risk associated with cash, cash equivalents and derivative instruments. The Company minimizes its credit risk relating to these positions by monitoring the financial condition of the financial institutions and counterparties involved and by primarily conducting business with large, well-established financial institutions and diversifying its counterparties. The Company does not currently anticipate nonperformance by any of its significant counterparties. The Company’s two largest customers comprised 31% and 24% of net trade receivables as of December 31, 2014 and 2013, respectively.

Inventories. Inventories are stated at the lower of average cost or market value and consist primarily of spare parts and fuel. The following table is a roll forward of the allowance related to dormant, obsolete and excess inventory for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Balance at beginning of period	$5,169	$9,213	$7,281
Increases (decreases) to allowance	(78)	(4,044)	1,932
Balance at end of period	$5,091	$5,169	$9,213
In 2013, the Company sold inventory held by a third party on consignment at a loss for which an allowance was previously provided. This resulted in a $5.2 million reduction of the allowance related to this inventory upon removal of the assets.
Property and Equipment. Property and equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to helicopters, the estimated useful life is typically based upon a newly built asset being placed into service and represents the point at which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older assets that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life. The Company reviews the estimated useful lives and salvage values of its property and equipment on an ongoing basis.
As of December 31, 2014 the estimated useful life (in years) of the Company’s categories of new property and equipment was as follows:

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
Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. The Company capitalized interest of $4.7 million, $1.1 million and $1.5 million during the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, construction in progress, which is a component of property and equipment, included capitalized interest of $5.0 million and $1.4 million, respectively.
Impairment of Long-Lived Assets. The Company performs an impairment analysis on long-lived assets used in operations when indicators of impairment are present. The Company’s helicopters in operation are evaluated for impairment on an aggregate fleet basis. If the carrying value of the assets is not recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. For the years ended December 31, 2014, 2013 and 2012, the Company recognized no impairment charges.
Impairment of Equity Investees. The Company performs regular reviews of each investee’s financial condition, the business outlook for its products and services, and its present and projected results and cash flows. When an investee has experienced consistent declines in financial performance or difficulties in raising capital to continue operations, and when the Company expects the decline to be other-than-temporary, the investment is written down to fair value. Actual results may vary from estimates due to the uncertainty regarding the projected financial performance of investees, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investees in which the Company has investments. For the years ended December 31, 2014 and 2013, the Company did not recognize any impairment charges. For the year ended December 31, 2012, the Company recognized an impairment charge of $5.9 million, net of tax, on its equity investments and advances to Aeróleo (See Note 5).
Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including goodwill. To determine its fair value, the Company uses a discounted future cash flow approach that uses estimates for revenues, costs, and discount rates, among other estimates. These estimates are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. The Company did not recognize any goodwill impairments during the years ended December 31, 2014, 2013 or 2012.
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
Deferred Financing Costs. Deferred financing costs incurred in connection with the issuance of debt are amortized over the life of the related debt using the effective interest rate method for term loans and straight line method for revolving credit facilities. Amortization expense for deferred financing costs totaled $0.9 million, $0.6 million and $1.7 million during the years ended December 31, 2014, 2013 and 2012, respectively, and is included in interest expense in the accompanying consolidated statements of operations.
Income Taxes. The Company files a standalone consolidated U.S. federal tax return beginning with the year ended December 31, 2013. Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the book and tax basis differences of assets and liabilities reported in the accompanying consolidated financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which they are expected to be settled or realized. Interest and penalties relating to uncertain tax positions are recognized in interest expense and administrative and general, respectively, in the accompanying consolidated statements of operations. The Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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
Foreign Currency Translation. Certain of the Company’s equity investments and advances were measured using their functional currency, which is the currency of the primary foreign economic environment in which they operate. These investments are translated to U.S. dollars at currency exchange rates as of the balance sheet dates and its equity earnings (losses) at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments are reported in other comprehensive income in the accompanying consolidated statements of comprehensive income.
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
Earnings (Loss) Per Common Share. Basic earnings (loss) per common share of the Company are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings (loss) per common share of the Company are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the if-converted method and/or treasury method. Dilutive securities for this purpose assumes all common shares have been issued and outstanding during the relevant periods pursuant to the conversion of all outstanding Series A Preferred Stock and common shares have been issued pursuant to the exercise of outstanding stock options.
Savings Plan. The Company provides a defined contribution plan (the “Savings Plan”) for its eligible U.S.-based employees. The Savings Plan provides for qualified, non-elective Company contributions in an amount equal to 3% of each employee’s eligible pay plus an amount equal to 100% of an employee’s first 3% of wages invested in the Savings Plan and immediate and full vesting in the Company’s contributions. The Savings Plan is subject to annual review by the Board of Directors of Era Group. The Company’s Savings Plan costs were $3.6 million for the year ended December 31, 2014. Prior to an amendment effective January 1, 2014, the Company’s contribution to the Savings Plan was limited to 50% of an employee’s first 6% of wages invested in the Savings Plan. The Company’s Savings Plan costs were $1.1 million for the year ended December 31, 2013. Prior to 2013, SEACOR provided a defined contribution plan for participating employees. The Company’s Savings Plan costs were $1.0 million for the year ended December 31, 2012.
Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09 - Revenue From Contracts With Customers, which will base revenue recognition on the contract between a vendor and customer and will require reporting entities to allocate the transaction price to various performance obligations in a contract and recognize revenues when those performance obligations are satisfied. ASU 2014-09 will be effective for annual periods beginning after December 15, 2016 and any interim periods within that period. Early adoption is not permitted. The Company is currently evaluating the potential impact and the method of the adoption of ASU 2014-09 on its consolidated financial statements.

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
The Company’s financial assets and liabilities as of December 31, 2014 and 2013 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
December 31, 2014
LIABILITIES
Derivative instruments(1)	$—	$1,109	$—
December 31, 2013
LIABILITIES
Derivative instruments(1)	$—	$621	$—
_______________

(1)	The fair value of the Company’s derivative instruments was estimated using market data gathered by a third party financial institution, adjusted for market and credit risks applicable to the Company.

The estimated fair value of the Company’s other financial assets and liabilities as of December 31, 2014 and 2013 were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2014
LIABILITIES
Long-term debt, including current portion	$309,544	$—	$320,099	$—
December 31, 2013
LIABILITIES
Long-term debt, including current portion	$282,178	$—	$297,399	$—
The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value. The fair value of the Company’s long-term debt was estimated using discounted cash flow analysis based on estimated current rates for similar types of arrangements. Considerable judgment was required in developing certain of the fair value estimates, and accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

3.	DERIVATIVE INSTRUMENTS
During 2011, the Company entered into two interest rate swap agreements maturing in 2015 that call for the Company to pay fixed interest rates of 1.29% and 1.76% on an aggregate notional value of $27.5 million and receive a variable interest rate based on the London Interbank Offered Rate (“LIBOR”) on these notional values. The general purpose of these interest rate swap agreements is to provide protection against increases in interest rates, which might lead to higher interest costs for the Company. The fair value of these derivative instruments at December 31, 2014 and 2013 were liabilities of $0.3 million and $0.6 million, respectively. The Company recognized gains of $0.3 million and $0.4 million and losses of $0.5 million on these derivative instruments for the year ended December 31, 2014, 2013 and 2012, respectively, which are included in derivative losses, net on its consolidated statements of operations.
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
The Company entered into forward contracts during 2014 to mitigate its exposure to exchange rate fluctuations on euro-denominated helicopter purchase commitments. The Company has not designated these contracts as hedges for accounting purposes. The Company recorded an unrealized loss of $0.8 million on these derivative instruments during the year ended December 31, 2014. These losses are included in derivative losses, net, in the consolidated statements of operations. At the time of settlement of a forward contract, realized gains or losses, if any, are recorded in foreign currency gains (losses), net in the consolidated statements of operations.

4.	ACQUISITIONS AND DISPOSITIONS
The Company’s capital expenditures were $106.7 million, $110.1 million and $113.0 million in 2014, 2013 and 2012, respectively, and consisted primarily of helicopter acquisitions and deposits on future helicopter deliveries. The Company records helicopter acquisitions in Property and Equipment and places helicopters in service once all completion work has been finalized and the helicopters are ready for use. The company sold or otherwise disposed of property and equipment for $7.1 million, $65.2 million and $5.2 million in 2014, 2013 and 2012, respectively. A summary of changes to our owned helicopter fleet during the years ended December 31, 2014, 2013 and 2012 were as follows:

Additions.	2014	2013	2012
		(1)	(2)
Light helicopters - single engine	—	—	3
Light helicopters - twin engine	—	2	4
Medium helicopters	4	4	8
Heavy helicopters	—	—	3
	4	6	18

Dispositions.	2014	2013	2012
			(3)
Light helicopters - single engine	—	—	—
Light helicopters - twin engine	—	4	6
Medium helicopters	3	10	2
Heavy helicopters	—	1	—
	3	15	8
_______________

(1)	Includes two light-twin helicopters and one medium helicopter that were previously leased-in.

(2)	Includes three light-single helicopters and one medium helicopter that were previously leased-in.

(3)	Excludes two light-twin helicopters that were removed from service and includes one light-single helicopter that had previously been removed from service.

5.	VARIABLE INTEREST ENTITIES AND EQUITY INVESTMENTS AND ADVANCES
Equity investments and advances as of December 31, 2014 and 2013 were as follows (in thousands):

	Ownership	2014	2013
Dart	50%	$25,942	$25,264
Aeróleo (1)	50%	—	—
Era do Brazil (2)	50%	—	—
Era Training Center	50%	5,722	6,236
Lake Palma(3)	51%	—	3,411
Heli-Union Era Australia	45%	89	75
		$31,753	$34,986
_______________

(1)	Investment was impaired in 2012.

(2)	Consolidated entity as of September 30, 2012 as this is a VIE in which the Company is the primary beneficiary.

(3)
The Company owned a 51% financial interest in Lake Palma; however, it did not consolidate as it only controlled 50% of the venture’s voting rights. Effective July 24, 2014, the Company sold its interest in Lake Palma to its joint venture partner (see further discussion below).

Combined Condensed Financial Statements
Summarized financial information for the Company’s equity investments and advances in Dart as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands):

	2014	2013
Current assets	$22,447	$19,231
Non-current assets	34,309	37,636
Current liabilities	4,386	8,613
Non-current liabilities	8,907	6,963

	2014	2013	2012
Operating revenues	$40,174	$39,185	$42,870
Costs and expenses:
Operating and administrative	31,755	31,538	33,706
Depreciation and amortization	4,129	5,213	5,375
Total costs and expenses	35,884	36,751	39,081
Operating income	$4,290	$2,434	$3,789
Net income	$2,172	$789	$1,245
Summarized financial information for the Company’s equity investments and advances in all other investees as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands):

	2014	2013
Current assets	$1,151	$4,378
Non-current assets	5,899	20,018
Current liabilities	465	2,789
Non-current liabilities	4,298	7,918

	2014	2013	2012
Operating revenues	$2,737	$4,682	$20,009
Costs and expenses:
Operating and administrative	750	1,035	16,221
Depreciation and amortization	2,370	3,450	3,165
Total costs and expenses	3,120	4,485	19,386
Operating income	$(383)	$197	$623
Net income (loss)	$(749)	$(476)	$540
As of December 31, 2014 and 2013, cumulative unfunded net losses of equity investees included in the Company’s consolidated retained earnings were $2.9 million and $4.6 million, respectively.
VIEs
Aeróleo. On July 1, 2011, the Company acquired a 50% economic interest and a 20% voting interest in Aeróleo, a Brazilian entity that provides helicopter transport services to the Brazilian offshore oil and gas industry, for $4.8 million in cash. The Company and its partner also each loaned Aeróleo $6.0 million at an interest rate of 6.0% per annum.
In response to an accident involving an AW139 helicopter on contract with Petroleo Brasileiro S.A. (“Petrobras Brazil”) from one of Aeróleo's competitors, Petrobras Brazil canceled its award to Aeróleo to contract four AW139 helicopters that were dry-leased and mobilized by the Company after the notification of the award in August 2011. As a result, the four AW139 helicopters were idle from August 2011 until late November 2012 resulting in liquidity issues that required the Company and its partner to make additional capital contributions to Aeróleo to enable it to continue operations. Petrobras Brazil also contracts with Aeróleo for three EC225 helicopters that Aeróleo dry-leases from the Company. Following the suspension of the use of the EC225 helicopters in late October 2012, Petrobras Brazil attempted to unilaterally suspend all of its EC225 helicopter contracts with Aeróleo for the duration of the global suspension of the EC225 helicopter, alleging that the helicopter could not meet the terms of the contract. Aeróleo did not receive monthly payments for the EC225 helicopters under contract with Petrobras Brazil from April through late September and October, 2013 and commenced generating hourly flight revenues thereafter upon the resumption of Aeróleo’s EC225 helicopters flight operations for Petrobras Brazil. As a result of these events, Aeróleo has experienced liquidity issues such that it does not have sufficient equity to finance its activities without additional financial support, making it a VIE. The Company has determined it is not the primary beneficiary as its 20% voting interest does not allow it to direct the activities that most significantly affect Aeróleo’s economic performance.
On March 1, 2012, in response to these liquidity issues the Company recorded an impairment charge of $5.9 million, net of tax, on its equity investments and advances to Aeróleo. The Company leases 11 helicopters to Aeróleo, and for the years ended December 31, 2014, 2013 and 2012, the Company recognized $16.7 million, $16.2 million and $17.6 million, respectively, of operating revenues from these leases, of which $31.0 million and $21.0 million was outstanding as of December 31, 2014 and 2013, respectively (See Note 1).
Era do Brazil. On July 1, 2011, the Company and its partner each contributed $4.8 million in cash to Era do Brazil, a 50-50 joint venture. Era do Brazil immediately acquired a helicopter, subject to a lease to Aeróleo, from the Company for $11.5 million ($9.5 million in cash and a $2.0 million note payable). During the year ended December 31, 2012, the Company loaned $10.8 million to Era do Brazil secured by a helicopter purchased from the Company in 2011 and Era do Brazil’s ownership interests.  Upon receipt of the proceeds from the loan, Era do Brazil repaid the outstanding principal amount of $1.6 million remaining on the original helicopter acquisition note due to the Company and loaned $9.2 million to Aeróleo in the form of two notes, each of an equal amount.  Era do Brazil then distributed the two notes due from Aeróleo to its members.  As a result of these transactions, Era do Brazil is a highly leveraged entity with all its outstanding debt due to the Company, making it a VIE.  As the primary beneficiary, the Company has consolidated Era do Brazil in its financial statements effective September 30, 2012.
Joint Ventures
Dart. Era DHS LLC, a wholly owned subsidiary of the Company, acquired 49% of the capital stock of Dart Helicopter Services LLC (“Dart Helicopters”), a sales, marketing and parts manufacturing organization based in North America that engineers and manufactures after-market parts and equipment for sale to helicopter manufacturers and operators. During 2009, the Company provided a $0.3 million loan to Dart Helicopters with a maturity of June 2012 at an annual interest rate of 5.0%, which is payable quarterly with principal due at maturity. On February 28, 2011, the Company made an additional investment of $5.0 million in Dart Helicopters, and on July 31, 2011, contributed its ownership in Dart Helicopters to Dart in exchange for a 50% economic and voting interest in Dart and a note receivable of $5.1 million. The note receivable bears interest at a rate of 4.0% per annum, requires quarterly principal and interest payments and matures on July 31, 2023. During the years ended December 31, 2014, 2013 and 2012, the Company purchased $3.6 million, $2.9 million and $1.7 million, respectively, of products from Dart Helicopters and Dart.
Era Training Center. Era Training Center LLC (“Era Training Center”) operates flight training devices and provides training services to the Company and third-party customers. During the years ended December 31, 2014, 2013 and 2012, the Company provided helicopter, management and other services to the joint venture totaling $0.4 million, $0.4 million and $0.5 million, respectively, and incurred $0.7 million, $0.7 million and $0.8 million for simulator fees from the joint venture in 2014, 2013 and 2012, respectively. Era Training Center has a $4.7 million note with the Company secured by two flight simulators which bears interest at 6.0% per annum and requires quarterly payments of $0.1 million until January 2026.
Lake Palma. Lake Palma operated seven helicopters in Spain. The Company received advances of $1.2 million in 2012 and did not receive any advances in 2013 and 2014. Effective July 24, 2014, the Company sold its 51% interest in Lake Palma to its joint venture partner, Fumigacion Aerea Andaluza S.A. (“FAASA”), for a purchase price of $9.3 million and recognized a gain of $1.5 million in equity earnings, net of taxes. In connection with the transaction, the Company assigned debt obligations of $2.9 million due to Lake Palma to FAASA, and the balance of the purchase price was funded in cash.

6.	ESCROW DEPOSITS
From time to time, the Company enters into Qualified Exchange Accommodation Agreements with a third party to meet the like-kind exchange requirements of Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”) and the provisions of Revenue Procedure 2000-37. In accordance with these provisions, the Company is permitted to deposit proceeds from the sale of assets into escrow accounts for the purpose of acquiring other assets and qualifying for the temporary deferral of taxable gains realized. Consequently, the Company establishes escrow accounts with financial institutions for the deposit of funds received on sale of equipment, which were designated for replacement property within a specified period of time. As of December 31, 2014 and 2013, there were no deposits in like-kind exchange escrow accounts.
In March 2014 and May 2014, the Company sold two B212 medium helicopters for cash proceeds totaling $6.4 million, net of fees. The sales transactions were treated as tax-free like-kind exchanges for tax purposes under Section 1031 of the Code whereby proceeds are held by a qualified intermediary until qualified assets are delivered. A qualifying property was not identified for the March 2014 sale prior to the expiration of the required 45-day period subsequent to the closing date. As a result, the proceeds of $3.0 million were returned to the Company, and the sale was treated as a taxable event. The Company identified a qualifying property for the May 2014 sale within the required 45-day period subsequent to the closing date, and the like-kind exchange was completed prior to expiration of the required 180-day period subsequent to the closing date.

7.	INCOME TAXES
The components of income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	2014	2013	2012
Current:
Federal	$—	$3,758	$(51,420)
State	15	91	267
Foreign	1,220	742	(60)
Total current	1,235	4,591	(51,213)
Deferred:
Federal	6,870	5,912	58,566
State	180	1,224	(55)
Total deferred	7,050	7,136	58,511
Income tax expense	$8,285	$11,727	$7,298
The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the years ended December 31, 2014, 2013 and 2012:

Provision (benefit):	2014	2013	2012
Statutory rate	35.0%	35.0%	35.0%
SEACOR share award plans	—%	—%	(0.8)%
State taxes, net of federal tax benefit	0.8%	1.7%	0.6%
Valuation allowance	0.1%	2.7%	—%
Other	0.7%	0.8%	0.7%
	36.6%	40.2%	35.5%
The components of net deferred income tax liabilities as of December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Deferred tax liabilities:
Property and equipment	$222,521	$211,062
Buy-in on maintenance contracts	2,488	3,078
Other	—	560
Total deferred tax liabilities	225,009	214,700
Deferred tax assets:
Equipment leases	496	638
State NOL	6,857	6,874
Other	3,431	751
Valuation allowance	(806)	(790)
Total deferred tax assets	9,978	7,473
Net deferred tax liabilities	$215,031	$207,227
As of December 31, 2014 and 2013, the Company had state income tax net operating loss ("NOL") carryforwards of $117.0 million and $116.2 million, respectively, in various states, which will expire from 2020 to 2033. As of December 31, 2014 and 2013, the Company had deferred tax assets of $6.9 million related to the state NOL carryforwards.

The Company believes that it is more likely than not the benefit from some state NOL carryover will not be realized. In recognition of the risk, the Company has provided a valuation allowance of $0.8 million as of December 31, 2014 on the deferred tax assets relating to those NOL carry forwards. If the assumptions change and the Company determines it will be able to realize those NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets would be recorded in the income tax provision in the period in which such adjustments are identified.
As of December 31, 2014 and 2013, the Company had no unrecognized tax benefits. The Company did not incur any interest and penalties nor accrue any interest for the years ended December 31, 2014, 2013 and 2012.

8.	LONG-TERM DEBT
The Company’s borrowings as of December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
7.750% Senior Notes (excluding unamortized discount)	$200,000	$200,000
Senior secured revolving credit facility	85,000	55,000
Promissory notes	27,426	30,311
Total principal balance on borrowings	312,426	285,311
Portion due with one year	(27,426)	(2,787)
Unamortized discount	(2,882)	(3,133)
Long-term debt	$282,118	$279,391
The Company’s scheduled long-term debt maturities as of December 31, 2014 were as follows (in thousands):

2015	$27,426
2016	—
2017	—
2018	—
2019	85,000
Years subsequent to 2019	200,000
$312,426
7.750% Senior Notes. On December 7, 2012, Era Group issued $200.0 million aggregate principal amount of its 7.750% senior unsecured notes due December 15, 2022 (the “7.750% Senior Notes”) and received net proceeds of $191.9 million. Interest on the 7.750% Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year. The 7.750% Senior Notes may be redeemed at any time, and from time to time on or after December 15, 2017 at the applicable redemption prices set forth in the indenture governing the 7.750% Senior Notes, plus accrued and unpaid interest, if any, to the redemption date. Prior to December 15, 2017, Era Group may also redeem the 7.750% Senior Notes, in whole or in part, at a redemption price based on a “make-whole” premium plus accrued and unpaid interest, if any, the redemption date. In addition, at any time on or prior to December 15, 2015, Era Group may redeem up to 35% of the 7.750% Senior Notes at a redemption price equal to 107.750% of their principal amount, plus accrued and unpaid interest if any, to the redemption date, using the proceeds of certain equity offerings. The indenture contains covenants that restrict Era Group’s ability to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem its capital stock, prepay, redeem or repurchase certain debt, make loans and investments, sell assets, incur liens, enter into transactions with affiliates, enter into agreements restricting its subsidiaries’ ability to pay dividends, and consolidate, merge or sell all or substantially all of their assets. In addition, upon a specified change of control trigger event or a specified asset sales, Era Group may be required to offer to repurchase the 7.750% Senior Notes.
Era Group’s payment obligations under the 7.750% Senior Notes are fully and unconditionally guaranteed by all of its wholly owned existing U.S. subsidiaries that are guarantors under the amended and restated senior secured revolving credit facility (the “Revolving Credit Facility”). The net proceeds of the offering were used to repay $190.0 million of borrowings outstanding under the Company’s prior, $200.0 million senior secured revolving credit facility (the “Prior Credit Facility”).
Revolving Credit Facility. On March 31, 2014, Era Group entered into the Revolving Credit Facility through an amendment to the Prior Credit Facility. The Revolving Credit Facility provides the Company with the ability to borrow up to $300.0 million with a sub-limit of up to $50.0 million for letters of credit and includes an “accordion” feature which, if exercised and subject to agreement by the lenders and the satisfaction of certain conditions, will increase total commitments by up to $100.0 million. Availability under the Revolving Credit Facility may be limited by the terms of the 7.750% Senior Notes. Advances under the Revolving Credit Facility at the closing were used to refinance indebtedness incurred under the Prior Credit Facility. The Revolving Credit Facility matures in March 2019.
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at Era Group’s election, either a base rate or LIBOR, each as defined, plus an applicable margin. The applicable margin is based on the Company’s ratio of funded debt to EBITDA, as defined, and ranges from 75 to 200 basis points on the base rate margin and 175 to 300 basis points on the LIBOR margin. The applicable margin as of December 31, 2014 was 100 basis points on the “base rate” margin and 200 basis points on the LIBOR margin. In addition, Era Group is required to pay a quarterly commitment fee based on the average unfunded portion of the committed amount at a rate based on the Company’s ratio of funded debt to EBITDA, as defined, that ranges from 37.5 to 50 basis points. As of December 31, 2014, the commitment fee was 37.5 basis points.
The obligations under the Revolving Credit Facility are secured by a portion of the Company’s helicopter fleet and other tangible and intangible assets and are guaranteed by Era Group’s wholly owned U.S. subsidiaries. The Revolving Credit Facility contains various restrictive covenants including interest coverage, funded debt to EBITDA, and fair market value of mortgaged helicopters plus accounts receivable and inventory to funded debt, as well as other customary covenants including certain restrictions on the Company’s ability to enter into certain transactions, including those that could result in the incurrence of additional indebtedness and liens, the making of loans, guarantees or investments, sales of assets, payments of dividends or repurchases of capital stock, and entering into transactions with affiliates.
As of December 31, 2014, Era Group had $85.0 million of outstanding borrowings under the Revolving Credit Facility, and the remaining availability was $214.3 million, net of issued letters of credit of $0.7 million. In connection with the amendment of the Revolving Credit Facility, Era Group incurred debt issuance costs of $2.4 million. Such costs are included in other assets on the consolidated balance sheets and are amortized to interest expense in the consolidated statements of operations over the life of the Revolving Credit Facility.
Promissory Notes. On December 23, 2010, the Company entered into a promissory note for $27.0 million to purchase a heavy helicopter. The note is secured by the helicopter and bears interest rate at the three-month LIBOR rate plus 260 basis points. The interest rate resets quarterly, and at December 31, 2014, was 2.85%. The note requires monthly principal and interest payments of $0.2 million with a final payment of $19.0 million due in December 2015.
On November 24, 2010, the Company entered into a promissory note for $11.7 million to purchase a medium helicopter. The note is secured by the helicopter and bears interest at the three-month LIBOR rate plus 260 basis points. The interest rate resets quarterly and at December 31, 2014, was 2.83%. The note requires monthly principal and interest payments of $0.1 million with a final payment of $5.9 million due in December 2015.

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
On December 23, 2011, the Company’s Board of Directors designated 1,400,000 shares of preferred stock as Series A Preferred Stock, all of which were issued to SEACOR in exchange for $140.0 million of advances from SEACOR. The stated value per share of Series A Preferred Stock was $100 (the “Series A Original Issue Price”). The shares of the Series A Preferred Stock were redeemable at the option of the Company, in whole or in part, at the Series A Original Issue Price plus any accrued but unpaid dividends on the Series A Preferred Stock.
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
On June 8, 2012, the Company's Board of Directors designated 300,000 shares of Series B Preferred Stock and on September 25, 2012, designated an additional 700,000 shares of Series B Preferred Stock, all of which were issued to SEACOR in exchange for $100.0 million. The proceeds were used to reduce outstanding borrowings under the Prior Credit Facility. The stated value per share of Series B Preferred Stock was $100 (the “Series B Original Issue Price”). The shares of the Series B Preferred Stock were redeemable at the option of the Company, in whole or in part, at the Series B Original Issue Price.
On December 18, 2012, the Company entered into an agreement with SEACOR, pursuant to which SEACOR transferred to the Company 500,000 shares of its Series B Preferred Stock ($50.0 million in liquidation value) that SEACOR held in partial satisfaction for the benefit that SEACOR will receive by applying U.S. federal net operation losses generated by the Company in 2012. In addition, the agreement called for the settlement in cash for the remaining 500,000 shares of Series B Preferred Stock held by SEACOR for a purchase price of $50.0 million. On December 20, 2012, the Company borrowed $50.0 million under the Prior Credit Facility to fund the repurchase of the remaining 500,000 shares of Series B preferred stock.

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
Basic earnings (loss) per common share of the Company are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings (loss) per common share of the Company are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the if-converted method and/or treasury method. Dilutive securities for this purpose assumes all common shares have been issued and outstanding during the relevant periods pursuant to the conversion of all outstanding Series A Preferred Stock and common shares have been issued pursuant to the exercise of outstanding stock options.
Computations of basic and diluted earnings per common share for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands, except share and per share data):

	2014	2013	2012
Net income (loss) attributable to common shares(1)	$16,910	$17,809	$(682)
Shares:
Weighted average number of common shares outstanding—basic	20,073,378	20,299,854	24,500,000
Assumed conversion of Series A Preferred Stock (2)	—	—	—
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method(3)	66,203	44,928	—
Weighted average number of common shares outstanding—diluted	20,139,581	20,344,782	24,500,000
Earnings (loss) per common share:
Basic	$0.84	$0.88	$(0.03)
Diluted	$0.84	$0.88	$(0.03)
_______________

(1)	Excludes net income attributable to participating unvested restricted common shares of $207 and $175 for the years ended December 31, 2014 and 2013, respectively. No share awards existed in 2012.

(2)
Excludes weighted average common shares of 0, 753,535 and 7,679,623 for the years ended December 31, 2014, 2013 and 2012, respectively, that were issuable upon the conversion of Series A preferred stock as the effect of their inclusion in the computation would have been antidilutive (see Note 9).

(3)
Excludes weighted average common shares of 35,260 and 7,973 for the years ended December 31, 2014 and 2013, respectively, for certain share awards as the effect of their inclusion would have been antidilutive. No share awards existed in 2012.

13.	SHARE-BASED COMPENSATION
Share Incentive Plans. In 2013, the Company adopted the Era Group Inc. 2012 Incentive Plan (“2012 Plan”) under which a maximum of 4,000,000 shares of the Company’s common stock are reserved for issuance. Awards granted under the 2012 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other share-based awards (payable in cash or common stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. Era Group’s board of directors determines, for each award, whether to issue new shares or shares from the Company’s treasury account. As of December 31, 2014 and 2013, 3,216,798 and 3,364,998 shares, respectively, remained available for grant under the 2012 Plan.
In 2013, the Company adopted the Era Group Inc. 2013 Employee Stock Purchase Plan (“ESPP”) under which the Company may offer up to a maximum of 300,000 shares of the Company’s common stock for purchase by eligible employees at a price equal to 85% of the lesser of (i) the fair market value of Common Stock on the first day of the offering period or (ii) the fair market value of Common Stock on the last day of the offering period. Common Stock is made available for purchase under the ESPP for six-month offering periods. The ESPP is intended to comply with Section 423 of the Code, but is not intended to be subject to Section 401(a) of the Code or the Employee Retirement Income Security Act of 1974. The Board of Directors of the Company may amend or terminate the ESPP at any time; however, no increase in the number of shares of Common Stock reserved for issuance under the ESPP may be made without stockholder approval. The ESPP has a term of ten years. As of December 31, 2014 and 2013, 246,914 and 300,000 shares, respectively, remained available for issuance under the ESPP.
Total share-based compensation expense, which includes stock options, restricted stock and ESPP purchases, was $5.8 million and $2.0 million for the years ended December 31, 2014 and 2013, respectively. A portion of the restricted stock awards are performance-based. The Company has assessed the probability of meeting the criteria and has recorded the appropriate expense. As of December 31, 2014, the Company had approximately $4.2 million in total unrecognized compensation costs.
Restricted Stock Awards. During the year ended December 31, 2014, the number of shares and the weighted average grant price of restricted stock award transactions were as follows:

	2014
	Number of Shares	Weighted Average Grant Price
Non-vested as of December 31, 2013	264,760	$21.29
Restricted stock awards granted:
Non-employee directors	14,364	$29.24
Employees	112,686	$29.23
Vested	(187,040)	$22.12
Forfeited	(8,850)	$24.86
Non-vested as of December 31, 2014	195,920	$25.48
During the years ended December 31, 2014 and 2013, the Company awarded 127,050 and 270,360 shares, respectively, of restricted stock at a weighted average grant date fair value of $29.23 and $21.28, respectively. The total fair value of shares vested during the years ended December 31, 2014 and 2013, determined using the closing price on the grant date, was $4.1 million and $0.1 million, respectively, including $1.6 million related to the accelerated vesting of shares during 2014 for the Company’s former Chief Executive Officer.

Stock Option Grants. During the year ended December 31, 2014, the number of shares, the weighted average grant date fair value and the weighted average exercise price on stock option transactions were as follows:

	Non-vested Options		Vested/Exercisable Options		Total Options
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2013	200,556	$10.21	127,484	$16.14	328,040	$19.05
Granted	45,000	$10.86	—	$—	45,000	$29.24
Vested	(168,056)	$9.36	168,056	$22.02	—	$—
Exercised	—	$—	(15,892)	$20.15	(15,892)	$20.15
Expired	—	$—	(15,000)	$26.23	(15,000)	$26.23
Forfeited	—	$—	—	$—	—	$—
Outstanding as of December 31, 2014	77,500	$9.54	264,648	$19.06	342,148	$20.02
During the years ended December 31, 2014 and 2013, the weighted average grant date fair value of stock options granted was $10.86 and $9.59, respectively, and the aggregate intrinsic value of exercised stock options was $0.2 million and $0.4 million, respectively. As of December 31, 2014, the weighted average remaining contractual term for total outstanding stock options and vested/exercisable stock options was 4.48 years and 3.29 years, respectively. As of December 31, 2014, the aggregate intrinsic value of total outstanding stock options and vested/exercisable stock options outstanding was $0.7 million.
The Company uses a Black-Scholes option pricing model to estimate the fair value of stock options. The following table shows the assumptions used to compute the share-based compensation expense for stock options granted during the years ended December 31, 2014 and 2013:

	2014	2013
Risk free interest rate	1.75%	0.81%
Expected life (years)	5	5
Volatility	39.62%	50.00%
Dividend yield	—%	—%
Weighted average exercise price of options granted (per option)	$29.24	$19.05
Weighted average grant-date fair value of options granted (per option)	$10.86	$7.87

14.	RELATED PARTY TRANSACTIONS
During the years ended December 31, 2014, 2013 and 2012, the Company provided less than $0.1 million, $0.1 million and less than $0.1 million, respectively, of aviation services to SEACOR under flight charter arrangements. During the years ended December 31, 2014, 2013 and 2012, the Company provided $0.3 million, $0.1 million and $0.1 million, respectively, of services to Diamond Offshore Drilling, Inc., a contract oil and gas driller of which Era Group’s Chairman of the Board is a director.
Prior to the Spin-off, as part of a consolidated group, certain costs and expenses of the Company were borne by SEACOR and charged to the Company. These costs and expenses were included in both operating expenses and administrative and general expenses in the consolidated statements of operations through January 31, 2013. In conjunction with the Spin-off, the Company entered into an Amended and Restated Transition Services Agreement with SEACOR. Subsequent to January 31, 2013, these costs are classified in administrative and general expenses in the consolidated statements of operations and are summarized as follows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Payroll costs for SEACOR personnel assigned to the Company and participation in SEACOR employee benefit plans, defined contribution plan and share award plans	$—	$5	$8,159
Shared services allocation for administrative support	—	299	2,937
Shared services under the Amended and Restated Transition Services Agreement	3,048	3,063	—
	$3,048	$3,367	$11,096

•	Actual payroll costs of SEACOR personnel assigned to the Company were charged to the Company.

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
The Company’s unfunded capital commitments as of December 31, 2014 consisted primarily of agreements to purchase helicopters and totaled $232.3 million, of which $114.9 million is payable in 2015 with the balance payable through 2017. The Company also had $1.9 million of deposits paid on options not yet exercised. The Company may terminate $131.3 million of its total commitments, inclusive of deposits paid on options not yet exercised, without further liability other than liquidated damages of $8.7 million in the aggregate.
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
In April 2014, the Company entered into a settlement agreement with Airbus Helicopters (formerly Eurocopter), a division of Airbus Group (formerly European Aeronautic Defense and Space Company), with respect to the extended suspension of operations of EC225 heavy helicopters in 2012 and 2013. The settlement agreement provides for certain service and product credit discounts, including credits that will be available to the Company for a period of four years from the date of the agreement to be applied against support services available from Airbus Helicopters covering spare parts, repair and overhaul, service bulletins, technical assistance or any other services available from Airbus Helicopters. The Company expects to be able to apply such service credits over the following one to two years, and such credits will be recognized in the Company’s statements of operations as a reduction in operating expenses in the periods utilized. During the year ended December 31, 2014, the Company utilized credits in the amount of $4.4 million.
As of December 31, 2014, the Company leased four helicopters and certain facilities and equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and related rental fees are charged to expense over the lease terms. The leases generally contain purchase and lease renewal options or rights of first refusal with respect to sale or lease of the equipment. The lease terms range in duration from one to ten years. Total rental expense for the Company’s operating leases for the years ended December 31, 2014, 2013 and 2012 was $4.4 million, $6.0 million and $4.0 million, respectively. The Company’s scheduled minimum lease payments under operating leases that have a remaining term in excess of one year as of December 31, 2014 were as follows (in thousands):

Minimum Payments
2015	$2,078
2016	1,848
2017	1,613
2018	942
2019	455
Years subsequent to 2019	7,985

16.	SEGMENT INFORMATION, MAJOR CUSTOMERS AND GEOGRAPHICAL DATA
The Company has determined that its operations comprise a single segment. Helicopters are highly mobile and may be utilized in any of the Company’s service lines as business needs dictate.
For the year ended December 31, 2014, Anadarko Petroleum Corporation (“Anadarko”) and the U.S. government accounted for 26% and 10%, respectively, of the Company’s operating revenues. For the year ended December 31, 2013, Anadarko and the U.S. government accounted for 19% and 11%, respectively, of the Company’s operating revenues. For the year ended December 31, 2012, Anadarko and the U.S. government accounted for 15% and 11%, respectively, of the Company’s operating revenues. For the years ended December 31, 2014, 2013 and 2012, approximately 15%, 18% and 22%, respectively, of the Company’s operating revenues were derived from foreign operations. The Company’s foreign revenues are primarily derived from dry-leasing activities.
The following represents the Company’s operating revenues by geographical region in which services are provided for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Operating revenues:
United States	$281,869	$245,581	$213,920
Latin America and the Caribbean	20,524	23,407	23,636
Europe	17,914	22,008	25,749
Asia	10,915	7,679	9,298
Canada	—	284	318
	$331,222	$298,959	$272,921

The Company’s long-lived assets are primarily its property and equipment employed in various geographical regions of the world. The following represents the Company’s property and equipment, net of accumulated depreciation, based upon the assets’ physical location as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Property and equipment, net:
United States	$639,852	$579,509
Latin America and the Caribbean	134,829	130,844
Europe	70,134	73,631
Asia	18,311	19,349
Canada	—	319
	$863,126	$803,652

17.	SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS
Supplemental cash flow information for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands):

	2014	2013	2012
Benefit of net tax operating losses cash purchased by SEACOR	$—	$—	$1,961
Income taxes paid, net of refunds	1,825	20	143
Interest paid to others, excluding capitalized interest	13,420	17,839	7,821
Schedule of non-cash investing and financing activities:
Company financed sale of equipment and parts	—	—	350
Non-cash distribution from Era do Brazil of a note receivable	—	—	4,618
Settlement of Series B Preferred Stock in exchange for net tax operating losses	—	—	50,000

18.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Selected financial information for interim quarterly periods is presented below (in thousands, except per share data). Earnings (loss) per common share are computed independently for each of the quarters presented and the sum of the quarterly earnings (loss) per share may not necessarily equal the total for the year:

	Three Months Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
2014
Operating revenues	$79,443	$86,580	$90,510	$74,689
Operating income	$10,073	$13,550	$11,583	$7,445
Net income	$4,374	$5,196	$4,311	$3,140
Net income attributable to common shares	$4,445	$5,221	$4,266	$3,185
Earnings per common share - basic	$0.22	$0.26	$0.21	$0.16
Earnings per common share - diluted	$0.22	$0.26	$0.21	$0.16

2013
Operating revenues	$67,727	$74,237	$80,997	$75,998
Operating income	$14,617	$10,792	$11,196	$9,558
Net income	$6,589	$4,950	$5,088	$1,677
Net income attributable to common shares	$5,973	$5,055	$5,204	$1,752
Earnings per common share - basic	$0.28	$0.25	$0.26	$0.09
Earnings per common share - diluted	$0.28	$0.25	$0.26	$0.09

19.	GUARANTORS OF SECURITIES
On December 7, 2012, Era Group issued $200.0 million aggregate principal amount of its 7.750% Senior Notes. Era Group’s payment obligations under the 7.750% Senior Notes are jointly and severally guaranteed by all of Era Group’s existing

100% owned U.S. subsidiaries that guarantee the Revolving Credit Facility and its future U.S. subsidiaries that guarantee the Revolving Credit Facility or other material indebtedness Era Group may incur in the future (the “Guarantors”). All the Guarantors currently guarantee the Revolving Credit Facility, and the guarantees of the Guarantors are full and unconditional and joint and several. Era Group has no independent assets or operations and subsidiaries of Era Group other than the Guarantors are minor. In addition, there are no significant restrictions on the ability of Era Group or any Guarantor to obtain funds from its subsidiaries by dividend or loan.