Form 10-Q
period 2015-03-31
ERA GROUP INC.
filed 2015-05-06
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015              or

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
713-369-4700
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of April 30, 2015 was 20,582,541. The Registrant has no other class of common stock outstanding.

ERA GROUP INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ERA GROUP INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,691	$40,867
Receivables:
Trade, net of allowance for doubtful accounts of $1,926 and $1,955 in 2015 and 2014, respectively	38,949	33,390
Other, net of allowance for doubtful accounts of $437 in each of 2015 and 2014	2,567	2,062
Inventories, net	26,189	26,869
Deferred income taxes	2,167	1,996
Prepaid expenses and other	4,081	2,661
Escrow deposits	2,800	—
Total current assets	110,444	107,845
Property and equipment	1,171,548	1,171,267
Accumulated depreciation	(315,399)	(308,141)
Net property and equipment	856,149	863,126
Equity investments and advances	31,397	31,753
Goodwill	352	352
Other assets	15,156	14,098
Total assets	$1,013,498	$1,017,174
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,904	$15,120
Accrued wages and benefits	6,822	7,521
Accrued interest	4,791	949
Current portion of long-term debt	26,729	27,426
Derivative instruments	275	1,109
Accrued income taxes	37	267
Other current liabilities	3,121	3,162
Total current liabilities	55,679	55,554
Long-term debt	277,424	282,118
Deferred income taxes	217,200	217,027
Other liabilities	1,937	2,111
Total liabilities	552,240	556,810
Commitments and contingencies (see Note 8)
Equity:
Era Group Inc. stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,582,841 and 20,371,672 outstanding in 2015 and 2014, respectively, exclusive of treasury shares	206	204
Additional paid-in capital	430,251	429,109
Retained earnings	31,755	31,797
Treasury shares, at cost, 19,059 and 18,609 shares in 2015 and 2014, respectively	(560)	(551)
Accumulated other comprehensive income, net of tax	93	95
Total Era Group Inc. stockholders’ equity	461,745	460,654
Noncontrolling interest in subsidiary	(487)	(290)
Total equity	461,258	460,364
Total liabilities and stockholders’ equity	$1,013,498	$1,017,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Operating revenues	$67,415	$79,443
Costs and expenses:
Operating	43,605	49,640
Administrative and general	9,743	11,334
Depreciation	11,602	11,287
Total costs and expenses	64,950	72,261
Gains on asset dispositions, net	3,388	2,891
Operating income	5,853	10,073
Other income (expense):
Interest income	251	145
Interest expense	(3,545)	(3,753)
Gain on debt extinguishment	264	—
Derivative losses, net	(12)	(30)
Foreign currency losses, net	(2,960)	(57)
Total other income (expense)	(6,002)	(3,695)
Income (loss) before income taxes and equity earnings	(149)	6,378
Income tax expense (benefit)	(55)	2,503
Income (loss) before equity earnings	(94)	3,875
Equity earnings (losses), net of tax	(145)	499
Net income (loss)	(239)	4,374
Net loss attributable to non-controlling interest in subsidiary	197	71
Net income (loss) attributable to Era Group Inc.	$(42)	$4,445

Earnings (loss) per common share:
Basic	$—	$0.22
Diluted	$—	$0.22

Weighted average common shares outstanding:
Basic	20,195,955	19,952,930
Diluted	20,195,955	20,025,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$(239)	$4,374
Other comprehensive loss:
Foreign currency translation adjustments	(3)	(2)
Income tax benefit	1	1
Total other comprehensive loss	(2)	(1)
Comprehensive income (loss)	(241)	4,373
Comprehensive loss attributable to non-controlling interest in subsidiary	197	71
Comprehensive income (loss) attributable to Era Group Inc.	$(44)	$4,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Non- controlling Interest In Subsidiary	Total Equity
December 31, 2014	$204	$429,109	$31,797	$(551)	$95	$(290)	$460,364
Issuance of common stock:
Restricted stock grants	2	(2)	—	—	—	—	—
Employee Stock Purchase Plan	—	612	—	—	—	—	612
Share award amortization	—	496	—	—	—	—	496
Stock option amortization	—	63	—	—	—	—	63
Employee Stock Purchase Plan amortization	—	59	—	—	—	—	59
Cancellation of restricted stock	—	9	—	(9)	—	—	—
Tax deficit from share award plans	—	(95)	—	—	—	—	(95)
Net loss	—	—	(42)	—	—	(197)	(239)
Currency translation adjustments, net of tax	—	—	—	—	(2)	—	(2)
March 31, 2015	$206	$430,251	$31,755	$(560)	$93	$(487)	$461,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(239)	$4,374
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,602	11,287
Amortization of deferred financing costs	258	165
Debt discount amortization	65	61
Share-based compensation	618	2,057
Bad debt expense	—	25
Gains on asset dispositions, net	(3,388)	(2,891)
Gain on debt extinguishment	(264)	—
Derivative losses, net	12	30
Cash settlements on derivative transactions, net	(93)	(122)
Foreign currency losses, net	3,265	57
Deferred income tax expense (benefit)	(52)	2,308
Equity earnings, net of tax	145	(499)
Changes in operating assets and liabilities:
Increase in receivables	(6,584)	(10,004)
Increase in prepaid expenses and other assets	(29)	(970)
Increase in accounts payable, accrued expenses and other liabilities	1,472	5,399
Net cash provided by operating activities	6,788	11,277
Cash flows from investing activities:
Purchases of property and equipment	(8,866)	(18,751)
Proceeds from disposition of property and equipment	5,379	3,566
Cash settlements on forward contracts, net	(1,103)	—
Principal payments on notes due from equity investees	169	161
Principal payments on third party notes receivable	25	36
Escrow deposits, net	(2,800)	(3,048)
Net cash used in investing activities	(7,196)	(18,036)
Cash flows from financing activities:
Payments on long-term debt	(15,697)	(697)
Proceeds from Revolving Credit Facility	20,000	—
Revolving Credit Facility issuance costs	—	(2,115)
Extinguishment of long-term debt	(9,297)	—
Proceeds from share award plans	612	529
Net cash used in financing activities	(4,382)	(2,283)
Effects of exchange rate changes on cash and cash equivalents	(2,386)	(3)
Net decrease in cash and cash equivalents	(7,176)	(9,045)
Cash and cash equivalents, beginning of period	40,867	31,335
Cash and cash equivalents, end of period	$33,691	$22,290
Supplemental cash flow information:
Cash paid for interest	$1,079	$652
Cash paid (refunded) for income taxes	$5	$(1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICY
The condensed consolidated financial statements include the accounts of Era Group Inc. and its consolidated subsidiaries (collectively referred to as the “Company”). The condensed consolidated financial information for the three months ended March 31, 2015 and 2014 has been prepared by the Company and has not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of March 31, 2015, its results of operations for the three months ended March 31, 2015 and 2014, its comprehensive income for the three months ended March 31, 2015 and 2014, its changes in equity for the three months ended March 31, 2015, and its cash flows for the three months ended March 31, 2015 and 2014. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S.”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the “Company” refers to Era Group Inc. and its consolidated subsidiaries and any reference in this Quarterly Report on Form 10-Q to “Era Group” refers to Era Group Inc. without its subsidiaries.
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
Basis of Consolidation. The consolidated financial statements include the accounts of Era Group Inc., its wholly-owned subsidiaries and entities that meet the criteria of Variable Interest Entities (“VIEs”) of which the Company is the primary beneficiary. All significant inter-company accounts and transactions are eliminated in consolidation. Era do Brazil LLC is a VIE of which the Company is the primary beneficiary. Aeróleo Taxi Aereo S/A (“Aeróleo”) meets the criteria of a VIE; however, the Company is not the primary beneficiary.
Revenue Recognition. The Company recognizes revenues when they are realized or realizable and earned. Revenues are realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenues that do not meet these criteria are deferred until the criteria are met. Deferred revenues, the balance of which is offset in receivables, and related activity during the three months ended March 31, 2015 and 2014, were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$31,047	$24,243
Revenues deferred during the period	7,829	8,344
Revenues recognized during the period	(6,210)	(6,118)
Balance at end of period	$32,666	$26,469
As of March 31, 2015, deferred revenues of $32.7 million were related to dry-lease revenues for certain helicopters leased by the Company to Aeróleo, its Brazilian joint venture. The deferral originated from difficulties experienced by Aeróleo following Petróleo Brasileiro S.A.’s (“Petrobras Brazil”) cancellation in 2011 of certain contract awards to Aeróleo for a number of AW139 medium helicopters under dry-lease from the Company, and the deferral continues as a result of continued financial difficulties at Aeróleo. The Company will recognize revenues as cash is received or earlier should future collectability become reasonably assured. All costs and expenses related to these dry-leases were recognized as incurred.
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
New Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 - Revenue From Contracts With Customers, which will base revenue recognition on the contract between a vendor and customer and will require reporting entities to allocate the transaction price to various performance obligations in a contract and recognize revenues when those performance obligations are satisfied. ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2016 and any interim periods within that period, and early adoption is not permitted. On April 1, 2015, the FASB proposed deferring the effective date by one year to annual reporting periods beginning after December 15, 2017. The FASB also proposed allowing early adoption, but not before the original effective date. The Company is currently evaluating the potential impact and the method of the adoption of ASU 2014-09 on its consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02 - Consolidation, which amends the guidance for evaluating whether certain entities should be consolidated, particularly for general partner and limited partner relationships and VIEs that have fee arrangements or related party relationships with a reporting entity. ASU 2015-02 will be effective for annual reporting periods beginning after December 15, 2015 and any interim periods within that period, and early adoption is permitted. The Company has not adopted ASU 2015-02 and believes adoption will not have a material impact on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03 - Interest - Imputation of Interest, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct reduction of the carrying amount of that liability. The recognition and measurement guidance for debt issuance costs is not affected by this ASU. ASU 2015-03 will be effective for annual reporting periods beginning after December 15, 2015 and any interim periods within that period, and early adoption is permitted. The Company has not adopted ASU 2015-03. As of March 31, 2015 and December 31, 2014, the Company had debt issuance costs of $6.4 million and $6.9 million, respectively, which are included in other assets on the condensed consolidated balance sheets. The Company believes the adoption of ASU 2015-03 would reduce other assets and long-term debt by such amounts.

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
The Company’s financial assets and liabilities as of March 31, 2015 and December 31, 2014 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
March 31, 2015
LIABILITIES
Derivative instruments(1)	$—	$275	$—

December 31, 2014
LIABILITIES
Derivative instruments(1)	$—	$1,109	$—
____________________

(1)	The fair value of the Company’s derivative instruments was estimated using market data gathered by a third party financial institution, adjusted for market and credit risks applicable to the Company.

The estimated fair values of the Company’s other financial assets and liabilities as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2015
LIABILITIES
Long-term debt, including current portion	$304,153	$—	$300,014	$—

December 31, 2014
LIABILITIES
Long-term debt, including current portion	$309,544	$—	$320,099	$—
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
In 2011, the Company entered into two interest rate swap agreements maturing in December 2015 that call for the Company to pay fixed interest rates of 1.29% and 1.76% on an aggregate notional value of $27.1 million, which decreases each month by the amount of principal payments made on the note, and receive a variable interest rate based on LIBOR on these notional values. The general purpose of these interest rate swap agreements is to provide protection against increases in interest rates, which might lead to higher interest costs for the Company. The fair value of these derivative instruments as of March 31, 2015 and December 31, 2014 was a liability of $0.2 million and $0.3 million, respectively. The Company recognized gains of $0.1 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. These gains are included in derivative losses, net on the condensed consolidated statements of operations.
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
The Company entered into forward contracts during the second quarter of 2014 to mitigate its exposure to exchange rate fluctuations on euro-denominated aircraft purchase commitments. The Company has not designated these contracts as hedges for accounting purposes. The Company recorded a loss of $0.3 million on these derivative instruments during the three months ended March 31, 2015. These losses are recorded in foreign currency losses, net in the condensed consolidated statements of operations.

4.	ESCROW DEPOSITS
From time to time, the Company enters into Qualified Exchange Accommodation Agreements with a third party to meet the like-kind exchange requirements of Section 1031 of the Internal Revenue Code (“IRC”) and the provisions of Revenue Procedure 2000-37. In accordance with these provisions, the Company is permitted to deposit proceeds from the sale of assets into escrow accounts for the purpose of acquiring other assets and qualifying for the temporary deferral of taxable gains realized. Consequently, the Company establishes escrow accounts with financial institutions for the deposit of funds received on sales of equipment, which are designated for replacement property within a specified period of time. As of March 31, 2015, the Company had deposits of $2.8 million in like-kind exchange escrow accounts. There were no such deposits as of December 31, 2014.
In February 2015, the Company sold one H135 light twin helicopter for cash proceeds of $2.8 million, net of fees. The Company intends to treat the sale transaction as a tax-free like-kind exchange for tax purposes under Section 1031 of the IRC whereby proceeds are held by a qualified intermediary until qualified assets are delivered. The Company has identified a qualifying property for the sale and expects to complete the like-kind exchange transaction during the second quarter of 2015.

5.	ACQUISITIONS AND DISPOSITIONS
Capital Expenditures. During the three months ended March 31, 2015, capital expenditures were $8.9 million and consisted primarily of a base expansion project and capitalized interest. During the three months ended March 31, 2015 and 2014, the Company capitalized interest of $1.7 million and $1.0 million, respectively. As of March 31, 2015 and December 31, 2014, construction in progress, which is a component of property and equipment, included capitalized interest of $6.7 million and $5.0 million, respectively. A summary of changes to our operating helicopter fleet is as follows:
Equipment Additions - The Company had no helicopter acquisitions during the three months ended March 31, 2015. The Company placed two AW139 helicopters into service during the three months ended March 31, 2014.
Equipment Dispositions - During the three months ended March 31, 2015, the Company sold or otherwise disposed of property and equipment for proceeds of $5.4 million and recognized gains of $2.2 million. Additionally, a leasing customer exercised a purchase option for three helicopters from which the Company recognized a gain of $1.2 million and an investment in sales-type lease of $2.3 million. During the three months ended March 31, 2014, the company sold or otherwise disposed of property and equipment for proceeds of $3.6 million and recognized gains of $2.9 million.

6.	INCOME TAXES
The Company’s effective income tax rates were 36.9% and 39.0% for the three months ended March 31, 2015 and 2014, respectively. The effective tax rate was impacted by a lower state apportionment factor in 2015.

7.	LONG-TERM DEBT
The Company’s borrowings were as follows (in thousands):

	March 31, 2015	December 31, 2014
7.750% senior notes (excluding unamortized discount)	$190,100	$200,000
Senior secured revolving credit facility	90,000	85,000
Promissory notes	26,729	27,426
	306,829	312,426
Less: portion due with one year	(26,729)	(27,426)
Less: debt discount, net	(2,676)	(2,882)
Total long-term debt	$277,424	$282,118
7.750% Senior Notes. On December 7, 2012, Era Group issued $200.0 million aggregate principal amount of its 7.750% senior unsecured notes due December 15, 2022 (the “7.750% Senior Notes”) and received net proceeds of $191.9 million. Interest on the 7.750% Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year. During the three months ended March 31, 2015, the Company repurchased $9.9 million of the 7.750% Senior Notes and recognized a gain on extinguishment of $0.3 million.
Amended and Restated Senior Secured Revolving Credit Facility. On March 31, 2014, Era Group entered into an amended and restated senior secured revolving credit facility (the “Revolving Credit Facility”) that matures in March 2019. The Revolving Credit Facility provides Era Group with the ability to borrow up to $300.0 million, with a sub-limit of up to $50.0 million for letters of credit, and amends and restates the $200.0 million senior secured revolving credit facility (the “Prior Credit Facility”). Subject to the satisfaction of certain conditions precedent and the agreement by the lenders, the Revolving Credit Facility includes an “accordion” feature which, if exercised, will increase total commitments by up to $100.0 million. Era Group’s availability under the Revolving Credit Facility may be limited by the terms of the 7.750% Senior Notes.
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at Era Group’s election, either a base rate or LIBOR, each as defined, plus an applicable margin. The applicable margin is based on the Company’s ratio of funded debt to EBITDA, as defined, and ranges from 75 to 200 basis points on the base rate margin and 175 to 300 basis points on the LIBOR margin. The applicable margin as of March 31, 2015 was 125 basis points on the “base rate” margin and 225 basis points on the LIBOR margin. In addition, the Company is required to pay a quarterly commitment fee based on the average unfunded portion of the committed amount at a rate based on the Company’s ratio of funded debt to EBITDA, as defined, that ranges from 37.5 to 50 basis points. As of March 31, 2015, the commitment fee was 50 basis points.
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
As of March 31, 2015, Era Group had $90.0 million of outstanding borrowings under the Revolving Credit Facility, and the remaining availability was $209.2 million, net of issued letters of credit of $0.8 million. In connection with the amendment of the Revolving Credit Facility, Era Group incurred debt issuance costs of $2.4 million. Such costs are included in other assets on the condensed consolidated balance sheets and are amortized to interest expense in the condensed consolidated statements of operations over the life of the Revolving Credit Facility.
Promissory Notes. During the three months ended March 31, 2015, Era Group made scheduled payments on other long-term debt of $0.7 million.

8.	COMMITMENTS AND CONTINGENCIES
Fleet. The Company’s unfunded capital commitments as of March 31, 2015 consisted primarily of agreements to purchase helicopters and totaled $195.2 million, of which $90.2 million is payable during the remainder of 2015 with the balance payable through 2017. The Company also had $1.8 million of deposits paid on options not yet exercised. The Company may terminate $102.9 million of its total commitments (inclusive of deposits paid on options not yet exercised) without further liability other than aggregate liquidated damages of $2.5 million.
Included in these commitments are orders to purchase nine AW189 heavy helicopters, four S92 heavy helicopters and five AW169 light twin helicopters. The AW189 and S92 helicopters are scheduled to be delivered in 2015 through 2017. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company had outstanding options to purchase up to an additional ten AW189 helicopters and five S92 helicopters. If these options are exercised, the helicopters would be scheduled for delivery beginning in 2016 through 2018.
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
In April 2014, the Company entered into a settlement agreement with Airbus Helicopters (formerly Eurocopter), a division of Airbus Group (formerly European Aeronautic Defense and Space Company), with respect to the extended suspension of operations of H225 heavy helicopters in 2012 and 2013. The settlement agreement provides for certain service and product credit discounts, including credits that will be available to the Company for a period of four years from the date of the agreement to be applied against support services available from Airbus Helicopters covering spare parts, repair and overhaul, service bulletins, technical assistance or any other services available from Airbus Helicopters. The Company expects to be able to apply such service credits over the next four to five quarters, and such credits will be recognized in the Company’s statements of operations as a reduction in operating expenses in the periods utilized.  During the three months ended March 31, 2015, the Company utilized credits in the amount of $1.3 million.

9.	EARNINGS (LOSS) PER COMMON SHARE
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

Computations of basic and diluted earnings per common share of the Company were as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2015	2014
Net income (loss) attributable to Era Group Inc.(1)	$(42)	$4,389
Shares:
Weighted average number of common shares outstanding—basic	20,195,955	19,952,930
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method (2)	—	72,205
Weighted average number of common shares outstanding—diluted	20,195,955	20,025,135

Earnings (loss) per common share:
Basic	$—	$0.22
Diluted	$—	$0.22
____________________

(1)	Excludes net income of $0 and $56 attributable to unvested common shares for the three months ended March 31, 2015 and 2014, respectively.

(2)
Excludes weighted average common shares of 114,955 and 6,000 for the three months ended March 31, 2015 and 2014, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.

10.	RELATED PARTY TRANSACTIONS
In January 2015, the Company extended its Amended and Restated Transition Services Agreement with SEACOR through July 31, 2015. During the three months ended March 31, 2015 and 2014, the Company incurred costs of $0.4 million and $0.8 million, respectively, under the Amended and Restated Transition Services Agreement, which are classified in administrative and general expenses in the condensed consolidated statements of operations. As of March 31, 2015 and December 31, 2014, the Company had a payable due to SEACOR of $0.1 million and $0.3 million, respectively.

11.	SHARE-BASED COMPENSATION
Restricted Stock Awards. The number of shares and weighted average grant price of restricted stock awards during the three months ended March 31, 2015 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested as of December 31, 2014	195,920	$25.48
Restricted stock awards granted:
Non-employee directors	16,938	$21.26
Employees	162,050	$21.26
Vested	(64,677)	$25.43
Forfeited	(450)	$23.40
Non-vested as of March 31, 2015	309,781	$23.05
The total fair value of shares vested during the three months ended March 31, 2015 and 2014 was $1.6 million and $2.3 million, respectively.
Stock Options. During the three months ended March 31, 2015, the Company awarded 60,000 stock options. The Company uses a Black-Scholes option pricing model to estimate the fair value of stock options. The following table shows the assumptions used to compute the share-based compensation expense for stock options granted during the three months ended March 31, 2015:

Risk free interest rate	1.47%
Expected life (years)	5
Volatility	35.11%
Dividend yield	—%
Weighted average exercise price of options granted (per option)	$21.26
Weighted average grant-date fair value of options granted (per option)	$7.04
Employee Stock Purchase Plan (“ESPP”). During the three months ended March 31, 2015, the Company issued 32,631 shares under the ESPP. As of March 31, 2015, 214,283 shares remain available for issuance under the ESPP.
Total share-based compensation expense, which includes stock options, restricted stock and the ESPP, was $0.6 million and $1.6 million for the three months ended March 31, 2015 and 2014, respectively.

12.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
On December 7, 2012, Era Group issued the 7.750% Senior Notes. Era Group’s payment obligations under the 7.750% Senior Notes are jointly and severally guaranteed by all of its existing 100% owned U.S. subsidiaries that guarantee the Revolving Credit Facility and its future U.S. subsidiaries that guarantee the Revolving Credit Facility or other material indebtedness Era Group may incur in the future (the “Guarantors”). All the Guarantors currently guarantee the Revolving Credit Facility, and the guarantees of the Guarantors are full and unconditional and joint and several.
As a result of the agreement by these subsidiaries to guarantee the 7.750% Senior Notes, the Company is presenting the following condensed consolidating balance sheets and statements of operations, comprehensive income and cash flows for Era Group (“Parent”), the Guarantors, and the Company’s other subsidiaries (“Non-guarantors”). These statements should be read in conjunction with the unaudited condensed consolidated financial statements of the Company. The supplemental condensed consolidating financial information has been prepared pursuant to the rules and regulations for condensed financial information and does not include all disclosures included in annual financial statements.

Supplemental Condensed Consolidating Balance Sheet as of March 31, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$14,964	$16,528	$2,199	$—	$33,691
Receivables:
Trade, net of allowance for doubtful accounts of $1,926	39	38,910	—	—	38,949
Other, net of allowance for doubtful accounts of $437	66	2,501	—	—	2,567
Inventories, net	—	26,189	—	—	26,189
Deferred income taxes	7,986	—	—	(5,819)	2,167
Prepaid expenses and other	739	3,342	—	—	4,081
Escrow deposits	—	2,800	—	—	2,800
Total current assets	23,794	90,270	2,199	(5,819)	110,444
Property and equipment	—	1,161,611	9,937	—	1,171,548
Accumulated depreciation	—	(313,122)	(2,277)	—	(315,399)
Net property and equipment	—	848,489	7,660	—	856,149
Equity investments and advances	—	31,397	—	—	31,397
Investments in consolidated subsidiaries	184,685	—	—	(184,685)	—
Goodwill	—	352	—	—	352
Intercompany receivables	627,077	12,420	1,391	(640,888)	—
Other assets	6,445	8,711	—	—	15,156
Total assets	$842,001	$991,639	$11,250	$(831,392)	$1,013,498
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$144	$13,672	$88	$—	$13,904
Accrued wages and benefits	—	6,822	—	—	6,822
Accrued interest	4,772	19	—	—	4,791
Current portion of long-term debt	—	26,729	—	—	26,729
Derivative instruments	—	275	—	—	275
Accrued income taxes	—	37	—	—	37
Other current liabilities	610	2,511	—	—	3,121
Total current liabilities	5,526	50,065	88	—	55,679
Long-term debt	277,424	—	—	—	277,424
Deferred income taxes	—	223,019	—	(5,819)	217,200
Intercompany payables	97,399	531,069	12,420	(640,888)	—
Other liabilities	—	1,937	—	—	1,937
Total liabilities	380,349	806,090	12,508	(646,707)	552,240
Equity:
Era Group Inc. stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,582,841 outstanding, exclusive of treasury shares	206	—	—	—	206
Additional paid-in capital	430,251	99,845	496	(100,341)	430,251
Retained earnings	31,755	86,098	(1,754)	(84,344)	31,755
Treasury shares, at cost, 19,059 shares	(560)	—	—	—	(560)
Accumulated other comprehensive income, net of tax	—	93	—	—	93
Total Era Group Inc. stockholders’ equity	461,652	186,036	(1,258)	(184,685)	461,745
Noncontrolling interest in subsidiary	—	(487)	—	—	(487)
Total equity	461,652	185,549	(1,258)	(184,685)	461,258
Total liabilities and stockholders’ equity	$842,001	$991,639	$11,250	$(831,392)	$1,013,498

Supplemental Condensed Consolidating Balance Sheet as of December 31, 2014

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$16,481	$22,188	$2,198	$—	$40,867
Receivables:
Trade, net of allowance for doubtful accounts of $1,955	39	33,351	—	—	33,390
Other, net of allowance for doubtful accounts of $437	65	1,997	—	—	2,062
Inventories, net	—	26,869	—	—	26,869
Deferred income taxes	4,083	—	—	(2,087)	1,996
Prepaid expenses and other	424	2,237	—	—	2,661
Escrow deposits	—	—	—	—	—
Total current assets	21,092	86,642	2,198	(2,087)	107,845
Property and equipment	—	1,161,330	9,937	—	1,171,267
Accumulated depreciation	—	(306,010)	(2,131)	—	(308,141)
Net property and equipment	—	855,320	7,806	—	863,126
Equity investments and advances	—	31,753	—	—	31,753
Investments in consolidated subsidiaries	182,294	—	—	(182,294)	—
Goodwill	—	352	—	—	352
Intercompany receivables	616,932	12,258	1,395	(630,585)	—
Other assets	6,914	7,184	—	—	14,098
Total assets	$827,232	$993,509	$11,399	$(814,966)	$1,017,174
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$299	$14,817	$4	$—	$15,120
Accrued wages and benefits	—	7,521	—	—	7,521
Accrued interest	930	19	—	—	949
Current portion of long-term debt	—	27,426	—	—	27,426
Derivative instruments	784	325	—	—	1,109
Accrued income taxes	—	267	—	—	267
Other current liabilities	556	2,606	—	—	3,162
Total current liabilities	2,569	52,981	4	—	55,554
Long-term debt	282,118	—	—	—	282,118
Deferred income taxes	—	219,114	—	(2,087)	217,027
Intercompany payables	81,986	536,341	12,258	(630,585)	—
Other liabilities	—	2,111	—	—	2,111
Total liabilities	366,673	810,547	12,262	(632,672)	556,810
Equity:
Era Group Inc. stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,371,672 outstanding, exclusive of treasury shares	204	—	—	—	204
Additional paid-in capital	429,109	99,845	496	(100,341)	429,109
Retained earnings	31,797	83,312	(1,359)	(81,953)	31,797
Treasury shares, at cost, 18,609 shares	(551)	—	—	—	(551)
Accumulated other comprehensive income, net of tax	—	95	—	—	95
Total Era Group Inc. stockholders’ equity	460,559	183,252	(863)	(182,294)	460,654
Noncontrolling interest in subsidiary	—	(290)	—	—	(290)
Total equity	460,559	182,962	(863)	(182,294)	460,364
Total liabilities and stockholders’ equity	$827,232	$993,509	$11,399	$(814,966)	$1,017,174

Supplemental Condensed Consolidating Statements of Operations for the Three Months Ended March 31, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$67,415	$—	$—	$67,415
Costs and expenses:
Operating	—	43,517	88	—	43,605
Administrative and general	1,374	8,369	—	—	9,743
Depreciation	—	11,456	146	—	11,602
Total costs and expenses	1,374	63,342	234	—	64,950
Gains on asset dispositions, net	—	3,388	—	—	3,388
Operating income (loss)	(1,374)	7,461	(234)	—	5,853
Other income (expense):
Interest income	5	245	1	—	251
Interest expense	(3,352)	(193)	—	—	(3,545)
Intercompany interest income (expense)	—	162	(162)	—	—
Gain on debt extinguishment	264	—	—	—	264
Derivative losses, net	—	(12)	—	—	(12)
Foreign currency gains (losses), net	542	(3,502)	—	—	(2,960)
Total other income (expense)	(2,541)	(3,300)	(161)	—	(6,002)
Income (loss) before income taxes and equity earnings	(3,915)	4,161	(395)	—	(149)
Income tax expense (benefit)	(1,482)	1,427	—	—	(55)
Income (loss) before equity earnings	(2,433)	2,734	(395)	—	(94)
Equity losses, net of tax	—	(145)	—	—	(145)
Equity in earnings (losses) of subsidiaries	2,391	—	—	(2,391)	—
Net income (loss)	(42)	2,589	(395)	(2,391)	(239)
Net loss attributable to non-controlling interest in subsidiary	—	197	—	—	197
Net income (loss) attributable to Era Group Inc.	$(42)	$2,786	$(395)	$(2,391)	$(42)

Supplemental Condensed Consolidating Statements of Operations for the Three Months Ended March 31, 2014

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$79,231	$212	$—	$79,443
Costs and expenses:
Operating	—	49,583	57	—	49,640
Administrative and general	1,767	9,567	—	—	11,334
Depreciation	—	11,141	146	—	11,287
Total costs and expenses	1,767	70,291	203	—	72,261
Gains on asset dispositions, net	—	2,891	—	—	2,891
Operating income	(1,767)	11,831	9	—	10,073
Other income (expense):
Interest income	24	120	1	—	145
Interest expense	(3,541)	(212)	—	—	(3,753)
Intercompany interest income (expense)	—	153	(153)	—	—
Derivative losses, net	—	(30)	—	—	(30)
Foreign currency losses, net	—	(57)	—	—	(57)
Total other income (expense)	(3,517)	(26)	(152)	—	(3,695)
Income (loss) before income taxes and equity earnings	(5,284)	11,805	(143)	—	6,378
Income tax expense (benefit)	(2,057)	4,560	—	—	2,503
Income (loss) before equity earnings	(3,227)	7,245	(143)	—	3,875
Equity earnings, net of tax	—	499	—	—	499
Equity in earnings (losses) of subsidiaries	7,672	—	—	(7,672)	—
Net income (loss)	4,445	7,744	(143)	(7,672)	4,374
Net loss attributable to non-controlling interest in subsidiary	—	71	—	—	71
Net income (loss) attributable to Era Group Inc.	$4,445	$7,815	$(143)	$(7,672)	$4,445

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended March 31, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	(42)	2,589	(395)	(2,391)	$(239)
Other comprehensive loss:
Foreign currency translation adjustments	—	(3)	—	—	(3)
Income tax benefit	—	1	—	—	1
Total other comprehensive loss	—	(2)	—	—	(2)
Comprehensive income (loss)	(42)	2,587	(395)	(2,391)	(241)
Comprehensive loss attributable to non-controlling interest in subsidiary	—	197	—	—	197
Comprehensive income (loss) attributable to Era Group Inc.	$(42)	$2,784	$(395)	$(2,391)	$(44)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended March 31, 2014

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	4,445	7,744	(143)	(7,672)	$4,374
Other comprehensive loss:
Foreign currency translation adjustments	—	(2)	—	—	(2)
Income tax benefit	—	1	—	—	1
Total other comprehensive loss	—	(1)	—	—	(1)
Comprehensive income (loss)	4,445	7,743	(143)	(7,672)	4,373
Comprehensive loss attributable to non-controlling interest in subsidiary	—	71	—	—	71
Comprehensive income (loss) attributable to Era Group Inc.	$4,445	$7,814	$(143)	$(7,672)	$4,444

Supplemental Condensed Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(1,517)	$8,304	$1	$—	$6,788
Cash flows from investing activities:
Purchases of property and equipment	—	(8,866)	—	—	(8,866)
Proceeds from disposition of property and equipment	—	5,379	—	—	5,379
Cash settlements on forward contracts, net	—	—	—	(1,103)	(1,103)
Principal payments on notes due from equity investees	—	169	—	—	169
Principal payments on third party notes receivable	—	25	—	—	25
Escrow deposits, net	—	(2,800)	—	—	(2,800)
Repayment of intercompany debt	—	(1,103)	—	1,103	—
Net cash used in investing activities	—	(7,196)	—	—	(7,196)
Cash flows from financing activities:
Payments on long-term debt	—	(697)	—	(15,000)	(15,697)
Proceeds from Revolving Credit Facility	—	—	—	20,000	20,000
Extinguishment of long-term debt	—	—	—	(9,297)	(9,297)
Proceeds from share award plans	—	—	—	612	612
Repayment of intercompany debt	—	(3,685)	—	3,685	—
Net cash used in financing activities	—	(4,382)	—	—	(4,382)
Effects of exchange rate changes on cash and cash equivalents	—	(2,386)	—	—	(2,386)
Net increase (decrease) in cash and cash equivalents	(1,517)	(5,660)	1	—	(7,176)
Cash and cash equivalents, beginning of period	16,481	22,188	2,198	—	40,867
Cash and cash equivalents, end of period	$14,964	$16,528	$2,199	$—	$33,691

Supplemental Condensed Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2014

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(5,717)	$16,806	$188	$—	$11,277
Cash flows from investing activities:
Purchases of property and equipment	—	(18,751)	—	—	(18,751)
Proceeds from disposition of property and equipment	—	3,566	—	—	3,566
Principal payments on notes due from equity investees	—	161	—	—	161
Principal payments on third party notes receivable	—	36	—	—	36
Escrow deposits, net	—	(3,048)	—	—	(3,048)
Net cash used in investing activities	—	(18,036)	—	—	(18,036)
Cash flows from financing activities:
Payments on long-term debt	—	(697)	—	—	(697)
Revolving Credit Facility issuance costs	—	—	—	(2,115)	(2,115)
Proceeds from share award plans	—	—	—	529	529
Repayment of intercompany debt	—	(1,586)	—	1,586	—
Net cash used in financing activities	—	(2,283)	—	—	(2,283)
Effects of exchange rate changes on cash and cash equivalents	—	(3)	—	—	(3)
Net decrease in cash and cash equivalents	(5,717)	(3,516)	188	—	(9,045)
Cash and cash equivalents, beginning of period	24,635	5,403	1,297	—	31,335
Cash and cash equivalents, end of period	$18,918	$1,887	$1,485	$—	$22,290

13.	SUBSEQUENT EVENTS
On April 8, 2015, the Company entered into an agreement to sell its fixed base operations (“FBO”) business at Ted Stevens Anchorage International Airport to Piedmont Hawthorne Aviation, LLC, part of the of Landmark Aviation network of 68 FBOs in the U.S., Canada and Western Europe. Pursuant to a membership interests purchase agreement, Piedmont Hawthorne Aviation, LLC acquired 100% of Era Group’s wholly-owned subsidiary, Era FBO LLC.  The transaction closed on May 1, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014, included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2014.
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

•
foreign currency exchange controls and exposure, including the impact of fluctuations in foreign currency exchange rates on the Company’s cost to purchase helicopters, spare parts and related services and on asset values;

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

It is not possible to predict or identify all such factors. Consequently, the foregoing should not be considered a complete discussion of all potential risks or uncertainties. The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this Quarterly Report on Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s businesses, particularly those discussed in greater detail elsewhere herein and in Part I, Item 1A, “Risk Factors” of Era Group’s Annual Report on Form 10-K for the

year ended December 31, 2014 and Era Group’s subsequent Quarterly Reports on Form 10-Q and periodic reporting on Form 8-K (if any).
Overview
Our helicopters are primarily used to transport personnel to, from and between offshore oil and gas installations, drilling rigs and platforms. In addition to serving the oil and gas industry, we provide air medical services, utility services and Alaska flightseeing tours, among other activities. We are one of the largest helicopter operators in the world, and we also provide helicopters and related services to third-party helicopter operators and foreign affiliates. We currently have customers in the U.S., Brazil, India, Norway, Spain and the United Kingdom.
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
Recent Developments
The current excess capacity of our medium helicopters continues to be higher than in recent periods. Our fleet’s excess helicopters include those that are not otherwise under customer contracts, undergoing maintenance or dedicated for charter activity. Although we take actions to minimize excess capacity, we expect a certain level of excess capacity at any given time in an aviation logistics business as a result of the evolving nature of customers’ needs. As a result of the higher excess capacity beginning during the fourth quarter of 2014, our operating revenues were negatively impacted for the entire first quarter of 2015. Through fleet management initiatives, participation in competitive bids and pursuit of additional opportunities in the U.S. Gulf of Mexico and abroad, we are focused on maximizing the utilization of our fleet and mitigating the excess capacity in our medium helicopters. If we are not successful in securing sufficient new projects, we may experience a further decline in the near-term utilization of our medium helicopters that may impact our near-term financial results in the next few quarters. We have recently been awarded a number of new contracts in the U.S. Gulf of Mexico and Brazil. Some of those contracts have already begun, but most of them are not scheduled to begin until the second half of 2015 or early 2016.
Aeróleo Update
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
Since the acquisition of our interest in Aeróleo, it has faced several challenges with respect to generating revenues from the helicopters that are dry-leased from us. See Note 5 of the Notes to Consolidated Financial Statements in Item 8 of our most recent Annual Report on Form 10-K for more information. A continuation of any combination of these financial difficulties, taken separately or together, may impede Aeróleo’s ability to pay for the equipment lease obligations to us, and/or necessitate an infusion of capital from us to allow Aeróleo to continue to operate and, as a result, adversely impact our results of operations. Due to liquidity issues experienced by Aeróleo, as of March 31, 2015, we had deferred the recognition of $32.7 million of revenues from Aeróleo.

FBO Update
On April 8, 2015, the Company entered into an agreement to sell its fixed base operations (“FBO”) business at Ted Stevens Anchorage International Airport to Piedmont Hawthorne Aviation, LLC, part of the of Landmark Aviation network of 68 FBOs in the U.S., Canada and Western Europe. Pursuant to a membership interests purchase agreement, Piedmont Hawthorne Aviation, LLC acquired 100% of Era Group’s wholly-owned subsidiary, Era FBO LLC. The transaction closed on May 1, 2015.
Fleet Update
As of March 31, 2015, we had unfunded capital commitments consisting primarily of agreements to purchase helicopters totaling $195.2 million, including nine AW189 heavy helicopters, four S92 heavy helicopters and five AW169 light twin helicopters. The AW189 and S92 helicopters are scheduled to be delivered in 2015 through 2017. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company had outstanding options to purchase up to an additional ten AW189 helicopters and five S92 helicopters. If these options are exercised, the helicopters would be scheduled for delivery beginning in 2016 through 2018. We also have the option to terminate $102.9 million of our total commitments (inclusive of deposits paid on options not yet exercised) without further liability other than aggregate liquidated damages of $2.5 million.

Results of Operations

	Three Months Ended March 31,
	2015		2014
	(in thousands)%		(in thousands)%
Operating Revenues:
United States	$55,459	82	$67,322	85
Foreign	11,956	18	12,121	15
Total operating revenues	67,415	100	79,443	100
Costs and Expenses:
Operating:
Personnel	17,336	26	18,085	23
Repairs and maintenance	13,173	20	16,675	21
Insurance and loss reserves	2,133	3	2,628	3
Fuel	3,483	5	6,135	8
Leased-in equipment	229	—	237	—
Other	7,251	11	5,880	8
Total operating expenses	43,605	65	49,640	63
Administrative and general	9,743	14	11,334	14
Depreciation	11,602	17	11,287	14
Total costs and expenses	64,950	96	72,261	91
Gains on asset dispositions, net	3,388	5	2,891	4
Operating income	5,853	9	10,073	13
Other income (expense):
Interest income	251	—	145	—
Interest expense	(3,545)	(5)	(3,753)	(5)
Gain on debt extinguishment	264	—	—	—
Derivative losses, net	(12)	—	(30)	—
Foreign currency gains (losses), net	(2,960)	(4)	(57)	—
Total other income (expense)	(6,002)	(9)	(3,695)	(5)
Income (loss) before income taxes and equity earnings	(149)	—	6,378	8
Income tax expense (benefit)	(55)	—	2,503	3
Income (loss) before equity earnings	(94)	—	3,875	5
Equity earnings (losses), net of tax	(145)	—	499	1
Net income (loss)	(239)	—	4,374	6
Net loss attributable to noncontrolling interest in subsidiary	197	—	71	—
Net income (loss) attributable to Era Group Inc.	$(42)	—	$4,445	6

Operating Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015		2014
	(in thousands)%		(in thousands)%
Operating revenues:
Oil and gas: (1)
U.S. Gulf of Mexico	$41,913	62	$49,141	62
Alaska	3,801	6	6,197	8
International	—	—	1,245	1
Total oil and gas	45,714	68	56,583	71
Dry-leasing	11,956	18	10,876	14
Search and rescue	5,238	8	6,152	8
Air medical services	2,367	3	3,091	4
Flightseeing	—	—	—	—
FBO	2,146	3	2,842	3
Eliminations	(6)	—	(101)	—
	$67,415	100	$79,443	100
____________________

(1)	Primarily oil and gas services, but also includes revenues from activities such as firefighting and utility support.

Current Year Quarter compared with Prior Year Quarter
Operating Revenues. Operating revenues were $12.0 million lower in the three months ended March 31, 2015 (the “Current Year Quarter”) compared with the three months ended March 31, 2014 (the “Prior Year Quarter”).
Operating revenues from oil and gas operations in the U.S. Gulf of Mexico were $7.2 million lower in the Current Year Quarter. Operating revenues from medium and single engine helicopters were $5.4 million and $1.8 million lower, respectively, primarily due to lower utilization. Operating revenues from light twin helicopters were $0.4 million lower primarily due to reduced fleet count. These decreases were partially offset by higher miscellaneous revenues of $0.4 million primarily due to higher rebillable expenses and parts sales. Operating revenues from heavy helicopters were consistent in the two periods.
Operating revenues from oil and gas operations in Alaska were $2.4 million lower in the Current Year Quarter. Operating revenues from medium helicopters were $2.8 million lower primarily due to lower utilization. Miscellaneous revenues were $0.3 million lower primarily due to reduced rebillable expenses. These decreases were partially offset by an increase in operating revenues from light twin helicopters of $0.7 million primarily due to a larger fleet count.
Operating revenues from international oil and gas operations were $1.2 million lower in the Current Year Quarter primarily due to lower utilization.
Revenues from dry-leasing activities were $1.1 million higher in the Current Year Quarter primarily due to increased cash collections of $2.0 million from our Brazilian joint venture, Aeróleo. The increase was partially offset by decreased revenue of $0.8 million related to contracts that ended subsequent to the Prior Year Quarter, of which $0.5 million relates to helicopters that were sold. Revenues from Aeróleo are recognized only as cash is received.
Operating revenues from search and rescue ("SAR") activities were $0.9 million lower in the Current Year Quarter primarily due to decreased flight hours and lower rates.
Operating revenues from air medical services were $0.7 million lower in the Current Year Quarter primarily due to a contract that ended subsequent to the Prior Year Quarter.
Operating revenues from fixed base operations (“FBO”) activities were $0.7 million lower in the Current Year Quarter primarily due to a lower average fuel sale price and a decrease in gallons sold.
Operating Expenses.  Operating expenses were $6.0 million lower in the Current Year Quarter. Repairs and maintenance expenses were $3.5 million lower primarily due to the timing of repairs and the recognition of a $1.3 million credit related to the settlement agreement with Airbus Helicopters with respect to the suspension of operations of the H225 heavy helicopters. Fuel expenses were $2.7 million lower primarily due to lower fuel prices and reduced flight hours. Personnel and insurance costs were $0.7 million lower and $0.5 million lower, respectively, but these decreases were offset by higher other expenses of $1.4 million primarily due to increased part sales.
Administrative and General. Administrative and general expenses were $1.6 million lower primarily due to reduced headcount in the Current Year Quarter and accelerated share-based compensation expenses related to changes in senior management in the Prior Year Quarter.
Depreciation. Depreciation expense was $0.3 million higher in the Current Year Quarter primarily due to depreciation on new helicopters placed in service.
Gains on Asset Dispositions, Net.  Gains on asset dispositions were $0.5 million higher in the Current Year Quarter. In the Current Year Quarter, we sold two helicopters for proceeds of $5.4 million and recognized gains of $2.2 million. In addition, a leasing customer exercised a purchase option for three helicopters from which we recognized a gain of $1.2 million. During the Prior Year Quarter, we sold two helicopters for total proceeds of $3.6 million resulting in gains of $2.9 million.
Operating Income. Operating income as a percentage of revenues was 9% in the Current Year Quarter compared to 13% in the Prior Year Quarter. Excluding gains on asset dispositions discussed above, operating income as a percentage of revenues was 4% in the Current Year Quarter compared to 9% in the Prior Year Quarter. The decrease in operating income as a percentage of revenues was driven primarily by lower revenues due to reduced utilization of our medium helicopters.
Gain on Debt Extinguishment. Gains on debt extinguishment were $0.3 million in the Current Year Quarter due to gains on the repurchase of $9.9 million of our 7.750% senior unsecured notes (the “7.750% Senior Notes”).
Foreign Currency Gains (Losses), Net. Foreign currency losses of $3.0 million in the Current Year Quarter were primarily due to the strengthening of the United States dollar resulting in losses on our euro denominated balances and a realized loss on a settled forward currency contract. Our euro denominated balances were higher than those customarily maintained for our day-to-day operations specifically for the purpose of funding a portion of the purchase price related to the delivery and acceptance of our new AW189 heavy helicopters, which were postponed due to delayed FAA certification of the new helicopter model. We expect to take delivery of the first four AW189 heavy helicopters and make final payment in the second quarter of 2015.

Equity Earnings, Net of Tax. Equity earnings, net of tax, were $0.6 million lower in the Current Year Quarter primarily due to losses from our Dart Holding Company Ltd. ("Dart") joint venture.

Fleet Count
The following shows details of our helicopter fleet as of March 31, 2015.

	Owned	Joint Ventured	Leased-in	Managed	Total	Max. Pass.(1)	Cruise Speed (mph)	Approx. Range (miles)	Average Age(2) (years)
Heavy:
H225	9	—	—	—	9	19	162	582	5

Medium:
AW139	38	1	—	—	39	12	173	426	5
B212	8	—	—	—	8	11	115	299	36
B412	3	—	—	—	3	11	138	352	34
S76 A++	2	—	—	—	2	12	155	348	25
S76 C+/C++	5	—	—	1	6	12	161	348	8
	56	1	—	1	58

Light—twin engine:
A109	7	—	—	—	7	7	161	405	9
BK-117	—	—	2	1	3	9	150	336	N/A
H135	16	—	2	1	19	7	138	288	7
H145	3	—	—	2	5	9	150	336	7
	26	—	4	4	34

Light—single engine:
A119	17	—	—	—	17	7	161	270	8
AS350	35	—	—	—	35	5	138	361	18
	52	—	—	—	52
Total Fleet	143	1	4	5	153				12
____________________

(1)	In typical configuration for our operations.

(2)	Reflects the average age of helicopters that are owned by us.
Liquidity and Capital Resources
General
Our ongoing liquidity requirements arise primarily from working capital needs, meeting our capital commitments (including the purchase of helicopters and other equipment) and the repayment of debt obligations. In addition, we may use our liquidity to fund acquisitions, repurchase shares or debt securities or make other investments. Sources of liquidity are cash balances and cash flows from operations and, from time to time, we may obtain additional liquidity through the issuance of equity or debt or through borrowings under our amended and restated senior secured credit facility (“Revolving Credit Facility”).
As of March 31, 2015, we had unfunded capital commitments of $195.2 million, consisting primarily of agreements to purchase helicopters, including nine AW189 heavy helicopters, four S92 heavy helicopters and five AW169 light twin helicopters. The AW189 and S92 helicopters are scheduled to be delivered in 2015 through 2017. Delivery dates for the AW169 helicopters have yet to be determined. Of these commitments, $90.2 million are payable in 2015, with the remaining commitments payable through 2017, and $102.9 million of the commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability to us other than aggregate liquidated damages of $2.5 million. In addition, we had outstanding options to purchase up to an additional ten AW189 helicopters and five S92 helicopters. If these options are exercised, the helicopters would be scheduled for delivery beginning in 2016 through 2018.
We expect to finance the remaining acquisition costs through a combination of cash on hand, cash provided by operating activities and borrowings under our Revolving Credit Facility.
Summary of Cash Flows

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$6,788	$11,277
Investing activities	(7,196)	(18,036)
Financing activities	(4,382)	(2,283)
Effect of exchange rate changes on cash and cash equivalents	(2,386)	(3)
Net decrease in cash and cash equivalents	$(7,176)	$(9,045)
Operating Activities
Cash flows provided by operating activities decreased by $4.5 million in the Current Year Quarter compared with the Prior Year Quarter. The components of cash flows provided by operating activities during the Current Year Quarter and Prior Year Quarter were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Operating income before depreciation and gains on asset dispositions, net	$14,067	$18,469
Changes in operating assets and liabilities before interest and income taxes	(8,932)	(9,336)
Cash settlements on derivative transactions, net	(93)	(122)
Interest paid	(1,079)	(652)
Income taxes	(5)	1
Other	2,830	2,917
Total cash flows provided by operating activities	$6,788	$11,277
Operating income before depreciation and gains on asset dispositions, net was $4.4 million lower in the Current Year Quarter compared with the Prior Year Quarter primarily due to a decrease in operating revenues of $12.0 million, partially offset by a decrease in operating expenses and administrative and general expenses of $6.0 million and $1.6 million, respectively. See “Results of Operations” included above for an explanation of the main variances.
During the Current Year Quarter, changes in operating assets and liabilities before interest and income taxes used cash flows of $8.9 million primarily due to an increase in receivables and other assets and a decrease in accounts payable and accrued expenses. During the Prior Year Quarter, changes in operating assets and liabilities before interest and income taxes used cash flows of $9.3 million.
Interest paid was $0.4 million higher during the Current Year Quarter primarily due to a higher balance on our Revolving Credit Facility and accrued interest on the portion of the 7.750% Senior Notes that we repurchased during the period.
Investing Activities
During the Current Year Quarter, net cash used in investing activities was $7.2 million primarily as follows:

•	Capital expenditures were $8.9 million, which consisted primarily of a base expansion project and capitalized interest.

•	Proceeds from the disposition of property and equipment were $5.4 million.

•	Deposits into escrow accounts for like-kind exchanges were $2.8 million.

•	Net cash outflows for the settlement of derivative transactions were $1.1 million.

•	Net principal payments from notes receivable from equity investees and third parties were $0.2 million.
During the Prior Year Quarter, net cash used in investing activities was $18.0 million primarily as follows:

•	Capital expenditures were $18.8 million, which consisted primarily of helicopter acquisitions and deposits on future helicopter deliveries.

•	Proceeds from the disposition of property and equipment were $3.6 million.

•	Deposits into escrow for like-kind exchange transactions were $3.0 million.

•	Net principal payments on notes due from equity investees were $0.2 million.
Financing Activities
During the Current Year Quarter, net cash used in financing activities was $4.4 million primarily as follows:

•	Proceeds from our Revolving Credit Facility were $20.0 million.

•	Principal payments on long-term debt were $15.7 million

•	Cash used for the repurchase of a portion of our 7.750% Senior Notes was $9.3 million.

•	Proceeds from share award plans were $0.6 million.
During the Prior Year Quarter, net cash used in financing activities was $2.3 million primarily as follows:

•	Issuance costs related to our Revolving Credit Facility were $2.1 million.

•	Principal payments on long-term debt were $0.7 million.

•	Proceeds from share award plans were $0.5 million.
Amended and Restated Senior Secured Revolving Credit Facility
Our Revolving Credit Facility provides us with the ability to borrow up to $300.0 million with a sub-limit of up to $50.0 million for letters of credit and includes an “accordion” feature which, if exercised and subject to agreement by the lenders and the satisfaction of certain conditions, will increase total commitments by up to $100.0 million. Our availability under the Revolving Credit Facility may be limited by the terms of the 7.750% Senior Notes. As of March 31, 2015, we had the ability to borrow an additional $209.2 million under the Revolving Credit Facility.
Senior Notes
On December 7, 2012, we completed an offering of $200.0 million aggregate principal amount of our 7.750% Senior Notes due December 15, 2022. Interest on the notes is payable semi-annually in arrears on June 15 and December 15 of each year. In February 2015, we repurchased $7.9 million of the 7.750% Senior Notes at a price of 93.250, and in March 2015, we repurchased an additional $2.0 million of the 7.750% Senior Notes at a price of 96.500 for total cash of $9.3 million. These repurchases resulted in total gains of $0.3 million.
Short and Long-Term Liquidity Requirements
We anticipate that we will generate positive cash flows from operating activities and that these cash flows will be adequate to meet our working capital requirements. During the three months ended March 31, 2015, our cash provided by operating activities was $6.8 million. To support our capital expenditure program and/or other liquidity requirements, we may use operating cash flow, cash balances, proceeds from sales of assets, issue debt or equity, borrow under our Revolving Credit Facility or any combination thereof.
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
Off-Balance Sheet Arrangements
On occasion, we and our partners will guarantee certain obligations on behalf of our joint ventures. As of March 31, 2015, we had no such guarantees in place.
Contractual Obligations and Commercial Commitments

For additional information about the Company's contractual obligations and commercial commitments, refer to “Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes since such date.
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

For additional information about the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There has been no material change in the Company’s exposure to market risk during the Current Year Quarter, except as described below.
As of March 31, 2015, we had non-U.S. dollar denominated capital purchase commitments of €128.6 million ($138.0 million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. dollar equivalent of the non-hedged purchase commitment by $13.8 million. As of March 31, 2015, we maintained non-U.S. dollar denominated cash balances of €11.7 million. An adverse change of 10% in the underlying foreign currency exchange rate would reduce net income by $0.8 million.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of our Chief Executive Officer, who is currently also serving as Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2015. Based on his evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, as of March 31, 2015.
During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

PART II—OTHER INFORMATION

ITEM 1A.     RISK FACTORS
For additional information about our risk factors, see “Risk Factors” in Item 1A of our 2014 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the three months ended March 31, 2015:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2015 - January 31, 2015	—	—	—	$25,000,000
February 1, 2015 - February 28, 2015	—	—	—	$25,000,000
March 1, 2015 - March 31, 2015	—	—	—	$25,000,000

ITEM 6.	EXHIBITS
The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Era Group Inc. (Registrant)

DATE:	May 5, 2015	By:	/s/ Christopher S. Bradshaw
Christopher S. Bradshaw, President, Chief Executive Officer and Chief Financial Officer

DATE:	May 5, 2015	By:	/s/ Jennifer Whalen
Jennifer Whalen, Vice President and Chief Accounting Officer

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase