Form 10-Q
period 2015-06-30
ERA GROUP INC.
filed 2015-08-05
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015              or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of July 31, 2015 was 20,582,391. The Registrant has no other class of common stock outstanding.

ERA GROUP INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ERA GROUP INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,002	$40,867
Receivables:
Trade, net of allowance for doubtful accounts of $1,982 and $1,955 in 2015 and 2014, respectively	39,866	33,390
Other, net of allowance for doubtful accounts of $0 and $437 in 2015 and 2014, respectively	2,110	2,062
Inventories, net	25,808	26,869
Deferred income taxes	2,507	1,996
Prepaid expenses and other	3,847	2,661
Escrow deposits	6,762	—
Total current assets	97,902	107,845
Property and equipment	1,192,445	1,171,267
Accumulated depreciation	(314,484)	(308,141)
Net property and equipment	877,961	863,126
Equity investments and advances	30,945	31,753
Goodwill	1,823	352
Intangible assets	1,410	—
Other assets	14,547	14,098
Total assets	$1,024,588	$1,017,174
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,026	$15,120
Accrued wages and benefits	7,293	7,521
Accrued interest	813	949
Current portion of long-term debt	26,130	27,426
Derivative instruments	192	1,109
Accrued income taxes	7,613	267
Other current liabilities	3,556	3,162
Total current liabilities	57,623	55,554
Long-term debt	267,671	282,118
Deferred income taxes	218,802	217,027
Other liabilities	1,994	2,111
Total liabilities	546,090	556,810
Commitments and contingencies (see Note 8)
Redeemable noncontrolling interest	5,195	—
Equity:
Era Group Inc. stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,582,391 and 20,371,672 outstanding in 2015 and 2014, respectively, exclusive of treasury shares	206	204
Additional paid-in capital	431,233	429,109
Retained earnings	43,088	31,797
Treasury shares, at cost, 19,209 and 18,609 shares in 2015 and 2014, respectively	(563)	(551)
Accumulated other comprehensive income (loss), net of tax	(44)	95
Total Era Group Inc. stockholders’ equity	473,920	460,654
Noncontrolling interest	(617)	(290)
Total equity	473,303	460,364
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,024,588	$1,017,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating revenues	$70,738	$86,580	$138,153	$166,023
Costs and expenses:
Operating	39,784	54,679	83,389	104,319
Administrative and general	10,779	10,065	20,522	21,399
Depreciation	11,398	11,425	23,000	22,712
Total costs and expenses	61,961	76,169	126,911	148,430
Gains (losses) on asset dispositions, net	(242)	3,139	3,146	6,030
Operating income	8,535	13,550	14,388	23,623
Other income (expense):
Interest income	317	143	568	288
Interest expense	(2,881)	(3,840)	(6,426)	(7,593)
Gain on debt extinguishment	—	—	264	—
Derivative losses, net	(10)	(11)	(22)	(41)
Note receivable impairment	—	(2,457)	—	(2,457)
Foreign currency gains (losses), net	543	21	(2,417)	(36)
Gain on sale of FBO (see Note 5)	12,946	—	12,946	—
Other, net	(9)	13	(9)	13
Total other income (expense)	10,906	(6,131)	4,904	(9,826)
Income before income taxes and equity earnings	19,441	7,419	19,292	13,797
Income tax expense	8,138	2,759	8,083	5,262
Income before equity earnings	11,303	4,660	11,209	8,535
Equity earnings (losses), net of tax	(198)	536	(343)	1,035
Net income	11,105	5,196	10,866	9,570
Net loss attributable to non-controlling interest in subsidiary	228	25	425	96
Net income attributable to Era Group Inc.	$11,333	$5,221	$11,291	$9,666

Earnings per common share:
Basic	$0.55	$0.26	$0.55	$0.48
Diluted	$0.55	$0.26	$0.55	$0.48

Weighted average common shares outstanding:
Basic	20,273,780	20,066,060	20,235,082	20,009,808
Diluted	20,332,657	20,134,473	20,295,498	20,080,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$11,105	$5,196	$10,866	$9,570
Other comprehensive loss:
Foreign currency translation adjustments	(137)	(52)	(140)	(54)
Income tax benefit	—	23	1	24
Total other comprehensive loss	(137)	(29)	(139)	(30)
Comprehensive income	10,968	5,167	10,727	9,540
Comprehensive loss attributable to non-controlling interest in subsidiary	228	25	425	96
Comprehensive income attributable to Era Group Inc.	$11,196	$5,192	$11,152	$9,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Non- controlling Interest In Subsidiary	Total Equity
December 31, 2014	$204	$429,109	$31,797	$(551)	$95	$(290)	$460,364
Issuance of common stock:
Restricted stock grants	2	(2)	—	—	—	—	—
Employee Stock Purchase Plan	—	612	—	—	—	—	612
Share award amortization	—	1,321	—	—	—	—	1,321
Stock option amortization	—	171	—	—	—	—	171
Employee Stock Purchase Plan amortization	—	109	—	—	—	—	109
Cancellation of restricted stock	—	12	—	(12)	—	—	—
Tax deficit from share award plans	—	(99)	—	—	—	—	(99)
Net income(1)	—	—	11,291	—	—	(327)	10,964
Currency translation adjustments, net of tax	—	—	—	—	(139)	—	(139)
June 30, 2015	$206	$431,233	$43,088	$(563)	$(44)	$(617)	$473,303

(1)	Excludes net loss of $98 attributable to redeemable noncontrolling interests in subsidiary.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$10,866	$9,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,000	22,712
Amortization of deferred financing costs	516	417
Debt discount amortization	129	123
Share-based compensation	1,601	2,304
Note receivable impairment	—	2,457
Bad debt expense (recovery)	(149)	126
Gains on asset dispositions, net	(3,146)	(6,030)
Gain on debt extinguishment	(264)	—
Gain on sale of FBO	(12,946)	—
Derivative losses, net	22	41
Cash settlements on derivative transactions, net	(186)	(245)
Foreign currency losses, net	2,725	37
Deferred income tax expense (benefit)	(1,235)	4,821
Equity losses (earnings), net of tax	343	(1,035)
Changes in operating assets and liabilities:
Increase in receivables	(7,234)	(14,550)
Decrease (increase) in prepaid expenses and other assets	891	(717)
Increase in accounts payable, accrued expenses and other liabilities	5,794	11,252
Net cash provided by operating activities	20,727	31,283
Cash flows from investing activities:
Purchases of property and equipment	(39,663)	(52,133)
Proceeds from disposition of property and equipment	8,384	6,978
Cash settlements on forward contracts, net	(1,103)	—
Business acquisitions, net of cash acquired	(3,165)	—
Proceeds from sale of FBO	14,252	—
Principal payments on notes due from equity investees	340	324
Principal payments on third party notes receivable	25	273
Escrow deposits, net	(500)	—
Escrow deposits on like-kind exchanges, net	(6,174)	—
Net cash used in investing activities	(27,604)	(44,558)
Cash flows from financing activities:
Payments on long-term debt	(31,320)	(1,491)
Proceeds from Revolving Credit Facility	25,000	—
Revolving Credit Facility issuance costs	—	(2,393)
Extinguishment of long-term debt	(9,297)	—
Proceeds from share award plans	612	836
Net cash used in financing activities	(15,005)	(3,048)
Effects of exchange rate changes on cash and cash equivalents	(1,983)	(72)
Net decrease in cash and cash equivalents	(23,865)	(16,395)
Cash and cash equivalents, beginning of period	40,867	31,335
Cash and cash equivalents, end of period	$17,002	$14,940
Supplemental cash flow information:
Cash paid for interest	$9,548	$8,939
Cash paid (refunded) for income taxes	$(20)	$681

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICY
The condensed consolidated financial statements include the accounts of Era Group Inc. and its consolidated subsidiaries (collectively referred to as the “Company”). The condensed consolidated financial information for the three and six months ended June 30, 2015 and 2014 has been prepared by the Company and has not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of June 30, 2015, its results of operations for the three and six months ended June 30, 2015 and 2014, its comprehensive income for the three and six months ended June 30, 2015 and 2014, its changes in equity for the six months ended June 30, 2015, and its cash flows for the six months ended June 30, 2015 and 2014. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
Basis of Consolidation. The consolidated financial statements include the accounts of Era Group Inc., its wholly and majority-owned subsidiaries and entities that meet the criteria of Variable Interest Entities (“VIEs”) of which the Company is the primary beneficiary. All significant inter-company accounts and transactions are eliminated in consolidation. Era do Brazil LLC is a VIE of which the Company is the primary beneficiary. Aeróleo Taxi Aereo S/A (“Aeróleo”) meets the criteria of a VIE; however, the Company is not the primary beneficiary.
Revenue Recognition. The Company recognizes revenues when they are realized or realizable and earned. Revenues are realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenues that do not meet these criteria are deferred until the criteria are met. The unrecognized revenues and related activity during the three and six months ended June 30, 2015 and 2014, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$32,666	$26,469	$31,047	$24,243
Revenues deferred during the period	12,321	8,568	20,150	16,912
Revenues recognized during the period	(7,903)	(6,560)	(14,113)	(12,678)
Balance at end of period	$37,084	$28,477	$37,084	$28,477
As of June 30, 2015, deferred revenues of $37.1 million were related to dry-leasing revenues for certain helicopters leased by the Company to Aeróleo, its Brazilian joint venture. The deferral originated from difficulties experienced by Aeróleo following Petróleo Brasileiro S.A.’s (“Petrobras Brazil”) cancellation in 2011 of certain contract awards to Aeróleo for a number of AW139 medium helicopters under dry-lease from the Company, and the deferral continues as a result of continued financial difficulties at Aeróleo. The Company will recognize revenues as cash is received or earlier should future collectability become reasonably assured. All costs and expenses related to these dry-leases were recognized as incurred.
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
New Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 - Revenue From Contracts With Customers, which will base revenue recognition on the contract between a vendor and customer and will require reporting entities to allocate the transaction price to various performance obligations in a contract and recognize revenues when those performance obligations are satisfied. ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 and any interim periods within that period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 and any interim periods within that period. The Company is currently evaluating the potential impact and the method of the adoption of ASU 2014-09 on its consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-03 - Interest - Imputation of Interest, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct reduction of the carrying amount of that liability. The recognition and measurement guidance for debt issuance costs is not affected by this ASU. ASU 2015-03 will be effective for annual reporting periods beginning after December 15, 2015 and any interim periods within that period, and early adoption is permitted. The Company has not adopted ASU 2015-03. As of June 30, 2015 and December 31, 2014, the Company had debt issuance costs of $3.7 million and $4.0 million, respectively, which are included in other assets on the condensed consolidated balance sheets. The Company believes the adoption of ASU 2015-03 would reduce other assets and long-term debt by such amounts.
In July 2015, the FASB issued ASU 2015-11 - Inventory, which is intended to simplify the way reporting entities account for inventory by requiring it to be valued at the lower of cost and net realizable value unless that entity uses the last-in, first-out or the retail inventory valuation method. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016 and any interim periods within that period, and early adoption is permitted as of the beginning of an interim or annual reporting period. The Company has not adopted ASU 2015-11 and believes adoption will not have a material impact on its consolidated financial statements.

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
The Company’s financial assets and liabilities as of June 30, 2015 and December 31, 2014 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
June 30, 2015
LIABILITIES
Derivative instruments(1)	$—	$192	$—

December 31, 2014
LIABILITIES
Derivative instruments(1)	$—	$1,109	$—
____________________

(1)	The fair value of the Company’s derivative instruments was estimated using market data gathered by a third party financial institution, adjusted for market and credit risks applicable to the Company.

The estimated fair values of the Company’s other financial assets and liabilities as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2015
LIABILITIES
Long-term debt, including current portion	$293,801	$—	$293,071	$—

December 31, 2014
LIABILITIES
Long-term debt, including current portion	$309,544	$—	$320,099	$—
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
In 2011, the Company entered into two interest rate swap agreements maturing in December 2015 that call for the Company to pay fixed interest rates of 1.29% and 1.76% on an aggregate notional value of $26.1 million, which decreases each month by the amount of principal payments made on the note, and receive a variable interest rate based on LIBOR on these notional values. The general purpose of these interest rate swap agreements is to provide protection against increases in interest rates, which might lead to higher interest costs for the Company. The fair value of these derivative instruments as of June 30, 2015 and December 31, 2014 was a liability of $0.2 million and $0.3 million, respectively. The Company recognized gains of $0.1 million for each of the three months ended June 30, 2015 and 2014 and gains of $0.2 million for each of the six months ended June 30, 2015 and 2014. These gains are included in derivative losses, net on the condensed consolidated statements of operations.
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
The Company entered into forward contracts during the second quarter of 2014 to mitigate its exposure to exchange rate fluctuations on euro-denominated aircraft purchase commitments. The Company has not designated these contracts as hedges for accounting purposes. The Company recorded a loss of $0 and $0.3 million on these derivative instruments during the three and six months ended June 30, 2015, respectively. This loss is recorded in foreign currency gains (losses), net in the condensed consolidated statements of operations.

4.	ESCROW DEPOSITS
From time to time, the Company enters into Qualified Exchange Accommodation Agreements with a third party to meet the like-kind exchange requirements of Section 1031 of the Internal Revenue Code (“IRC”) and the provisions of Revenue Procedure 2000-37. In accordance with these provisions, the Company is permitted to deposit proceeds from the sale of assets into escrow accounts for the purpose of acquiring other assets and qualifying for the temporary deferral of taxable gains realized. Consequently, the Company establishes escrow accounts with financial institutions for the deposit of funds received on sales of equipment, which are designated for replacement property within a specified period of time. As of June 30, 2015, the Company had deposits of $6.3 million in like-kind exchange escrow accounts. There were no such deposits as of December 31, 2014.
During the six months ended June 30, 2015, the Company sold one H135 light twin helicopter for cash proceeds of $2.8 million, net of fees. The sale transaction was treated as a tax-free like-kind exchange for tax purposes under Section 1031 of the IRC whereby proceeds are held by a qualified intermediary until qualified assets are delivered. The Company also transferred title of one AW139 helicopter to Hauser Investments Limited (“Hauser”) in connection with its acquisition of Hauser (see Note 5). This transfer was also treated as a tax-free like-kind exchange whereby Hauser deposited $11.8 million into an escrow account with a qualified intermediary for the benefit of the Company. The Company withdrew $8.4 million from the escrow account to make a deposit on a qualifying asset during the second quarter of 2015.

5.	ACQUISITIONS AND DISPOSITIONS
Sicher Helicopters SAS (“Sicher”). On April 9, 2015, the Company contributed $3.2 million in cash for a 75% interest in Hauser, which owns 100% of Sicher, a Colombian entity. In connection with the acquisition, the Company also transferred title of an AW139 helicopter to Hauser to be used in Sicher’s operations.
The Company recorded all identifiable assets acquired and liabilities assumed at the estimated acquisition date fair value in accordance with Accounting Standards Codification 805 - Business Combinations (“ASC 805”). This acquisition did not represent a material business combination under ASC 805. The acquisition of the 75% interest in Hauser resulted in the recognition of goodwill of $1.4 million and other intangible assets, comprised primarily of a Colombian air operator certificate, of $1.4 million. The fair value of the noncontrolling interest was determined using a discounted cash flow analysis. The initial accounting for the acquisition is not complete because the Company is still evaluating certain information used to estimate the fair values recorded including the valuations of the tangible assets, intangible assets, deferred income taxes and noncontrolling interest.
The noncontrolling interest partner has a right to put its interest to the Company, and the Company has a right to call its partner’s 25% ownership interest, each upon the occurrence of certain events and at fair value at the time of exercise as determined by an independent accounting firm. As a result of this put right, the noncontrolling interest related to Hauser is recorded in the mezzanine section of the condensed consolidated balance sheet as it does not meet the definition of a liability or equity under U.S. GAAP.
Capital Expenditures. During the six months ended June 30, 2015, capital expenditures were $39.7 million and consisted primarily of deposits on future helicopter deliveries and a base expansion project. During the three and six months ended June 30, 2015, the Company capitalized interest of $1.9 million and $3.6 million, respectively. During the three and six months ended June 30, 2014, the Company capitalized interest of $1.1 million and $2.1 million, respectively. As of June 30, 2015 and December 31, 2014, construction in progress, which is a component of property and equipment, included capitalized interest of $7.5 million and $5.0 million, respectively. A summary of changes to our operating helicopter fleet is as follows:
Equipment Additions - The Company acquired three BO-105 light twin helicopters and one AS350 single engine helicopter in connection with the acquisition of Hauser during the six months ended June 30, 2015. The Company placed three AW139 helicopters into service during the six months ended June 30, 2014.
Equipment Dispositions - During the six months ended June 30, 2015, the Company sold or otherwise disposed of property and equipment for proceeds of $8.4 million and recognized gains of $1.9 million. Additionally, a dry-leasing customer exercised a purchase option for three helicopters from which the Company recognized a gain of $1.2 million and an investment in sales-type lease of $2.3 million. During the six months ended June 30, 2014, the Company sold or otherwise disposed of property and equipment for proceeds of $7.0 million and recognized gains of $6.0 million.
Fixed Base Operations (“FBO”) Sale. On May 1, 2015, the Company sold its FBO business at Ted Stevens Anchorage International Airport to Piedmont Hawthorne Aviation, LLC. Pursuant to a membership interests purchase agreement, Piedmont Hawthorne Aviation, LLC acquired 100% of Era Group’s wholly-owned subsidiary, Era FBO LLC, for cash proceeds of $14.3 million. The Company recognized a pre-tax gain of $12.9 million on the sale.

6.	INCOME TAXES
The Company’s effective income tax rates were 41.9% and 37.6% for the three months ended June 30, 2015 and 2014, respectively, and 41.9% and 38.1% for the six months ended June 30, 2015 and 2014, respectively. In connection with the acquisition of Hauser, the transfer of the AW139 helicopter was treated as a sale for U.S. income tax purposes. Accordingly, the Company recognized a nonrecurring income tax expense of $1.0 million, which has been recorded as a deferred tax liability as the Company plans to qualify the transfer for like-kind exchange treatment under the IRC. The additional expense increased the Company’s effective income tax rate by 5.0% for both the three and six months ended June 30, 2015.

7.    LONG-TERM DEBT
The Company’s borrowings as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015	December 31, 2014
7.750% senior notes (excluding unamortized discount)	$190,100	$200,000
Senior secured revolving credit facility	80,000	85,000
Promissory notes	26,130	27,426
Other	182	—
	296,412	312,426
Less: portion due within one year	(26,130)	(27,426)
Less: debt discount, net	(2,611)	(2,882)
Total long-term debt	$267,671	$282,118
7.750% Senior Notes. On December 7, 2012, Era Group issued $200.0 million aggregate principal amount of its 7.750% senior unsecured notes due December 15, 2022 (the “7.750% Senior Notes”) and received net proceeds of $191.9 million. Interest on the 7.750% Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year. During the six months ended June 30, 2015, the Company repurchased $9.9 million of the 7.750% Senior Notes and recognized a gain on extinguishment of $0.3 million.
Amended and Restated Senior Secured Revolving Credit Facility. On March 31, 2014, Era Group entered into an amended and restated senior secured revolving credit facility (the “Revolving Credit Facility”) that matures in March 2019. The Revolving Credit Facility provides Era Group with the ability to borrow up to $300.0 million, with a sub-limit of up to $50.0 million for letters of credit. Subject to the satisfaction of certain conditions precedent and the agreement by the lenders, the Revolving Credit Facility includes an “accordion” feature which, if exercised, will increase total commitments by up to $100.0 million. Era Group’s availability under the Revolving Credit Facility may be limited by the terms of the 7.750% Senior Notes.
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at Era Group’s election, either a base rate or LIBOR, each as defined, plus an applicable margin. The applicable margin is based on the Company’s ratio of funded debt to EBITDA, as defined, and ranges from 75 to 200 basis points on the base rate margin and 175 to 300 basis points on the LIBOR margin. The applicable margin as of June 30, 2015 was 125 basis points on the base rate margin and 225 basis points on the LIBOR margin. In addition, the Company is required to pay a quarterly commitment fee based on the average unfunded portion of the committed amount at a rate based on the Company’s ratio of funded debt to EBITDA, as defined, that ranges from 37.5 to 50 basis points. As of June 30, 2015, the commitment fee was 50 basis points.
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
As of June 30, 2015, Era Group had $80.0 million of outstanding borrowings under the Revolving Credit Facility, and the remaining availability was $219.1 million, net of issued letters of credit of $0.9 million. In connection with the amendment of the Revolving Credit Facility, Era Group incurred debt issuance costs of $2.4 million. Such costs are included in other assets on the condensed consolidated balance sheets and are amortized to interest expense in the condensed consolidated statements of operations over the life of the Revolving Credit Facility.
Promissory Notes. During the six months ended June 30, 2015, Era Group made scheduled payments on other long-term debt of $1.3 million.

8.	COMMITMENTS AND CONTINGENCIES
Fleet. The Company’s unfunded capital commitments as of June 30, 2015 consisted primarily of agreements to purchase helicopters and totaled $175.0 million, of which $66.4 million is payable during the remainder of 2015 with the balance payable through 2017. The Company also had $1.7 million of deposits paid on options not yet exercised. The Company may terminate $106.7 million of its total commitments (inclusive of deposits paid on options not yet exercised) without further liability other than aggregate liquidated damages of $2.5 million.

Included in these commitments are orders to purchase nine AW189 heavy helicopters, four S92 heavy helicopters and five AW169 light twin helicopters. The AW189 and S92 helicopters are scheduled to be delivered in 2015 through 2017. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company had outstanding options to purchase up to an additional ten AW189 helicopters and four S92 helicopters. If these options are exercised, the helicopters would be scheduled for delivery beginning in 2016 through 2018.
Other. In the normal course of its business, the Company becomes involved in various litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management uses estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto where appropriate. It is possible that a change in the Company’s estimates related to such exposure could occur, but the Company does not expect such changes in estimated costs would have a material effect on its consolidated financial position, results of operations or cash flows.
In April 2014, the Company entered into a settlement agreement with Airbus Helicopters (formerly Eurocopter), a division of Airbus Group (formerly European Aeronautic Defense and Space Company), with respect to the extended suspension of operations of H225 heavy helicopters in 2012 and 2013. The settlement agreement provides for certain service and product credit discounts, including credits that will be available to the Company for a period of four years from the date of the agreement to be applied against support services available from Airbus Helicopters covering spare parts, repair and overhaul, service bulletins, technical assistance or other services. The Company expects to be able to apply such service credits over the next four quarters, and such credits will result in a reduction in operating expenses in the periods utilized.  During the three and six months ended June 30, 2015, the Company utilized credits in the amount of $1.2 million and $2.5 million, respectively.

9.	EARNINGS (LOSS) PER COMMON SHARE
Basic earnings per common share of the Company are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share of the Company are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the if-converted method and/or treasury method. Dilutive securities for this purpose assumes all common shares have been issued pursuant to the exercise of outstanding stock options.
Computations of basic and diluted earnings per common share of the Company for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss) attributable to Era Group Inc.(1)	$11,163	$5,150	$11,148	$9,539
Shares:
Weighted average common shares outstanding - basic	20,273,780	20,066,060	20,235,082	20,009,808
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method (2)	58,877	68,413	60,416	70,309
Weighted average common shares outstanding - diluted	20,332,657	20,134,473	20,295,498	20,080,117

Earnings (loss) per common share:
Basic	$0.55	$0.26	$0.55	$0.48
Diluted	$0.55	$0.26	$0.55	$0.48
____________________

(1)
Excludes net income of $170 and $71 attributable to unvested common shares for the three months ended June 30, 2015 and 2014, respectively and $143 and $127 for the six months ended June 30, 2015 and 2014, respectively.

(2)
Excludes weighted average common shares of 105,000 and 45,000 for the three months ended June 30, 2015 and 2014, respectively, and 79,000 and 25,500 for the six months ended June 30, 2015 and 2014, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.

10.	RELATED PARTY TRANSACTIONS
The Company terminated its Amended and Restated Transition Services Agreement (“TSA”) with SEACOR Holdings Inc. (“SEACOR”) effective June 30, 2015. The Company incurred costs under the TSA of $0.2 million and $0.8 million during the three months ended June 30, 2015 and 2014, respectively, and $0.6 million and $1.5 million during the six months ended June 30, 2015 and 2014, respectively. Such costs are classified as administrative and general expenses in the condensed consolidated statements of operations. As of June 30, 2015 and December 31, 2014, the Company had a payable due to SEACOR of $0.1 million and $0.3 million, respectively.
The Company purchased products from its Dart Holding Company Ltd. (“Dart”) joint venture totaling $0.6 million and $1.2 million during the three and six months ended June 30, 2015, respectively, and $1.0 million and $1.6 million during the three and six months ended June 30, 2014, respectively. The Company also has a note receivable from Dart which had a balance of $3.8 million and $4.0 million as of June 30, 2015 and December 31, 2014, respectively.

11.	SHARE-BASED COMPENSATION
Restricted Stock Awards. The number of shares and weighted average grant price of restricted stock awards during the six months ended June 30, 2015 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested as of December 31, 2014	195,920	$25.48
Restricted stock awards granted:
Non-employee directors	16,938	$21.26
Employees	161,750	$21.26
Vested	(66,227)	$25.51
Forfeited	(600)	$23.66
Non-vested as of June 30, 2015	307,781	$23.02
The total fair value of shares vested during the six months ended June 30, 2015 and 2014 was $1.7 million and $2.3 million, respectively.
Stock Options. During the six months ended June 30, 2015, the Company awarded 60,000 stock options. The Company uses a Black-Scholes option pricing model to estimate the fair value of stock options. The following table shows the assumptions used to compute the share-based compensation expense for stock options granted during the six months ended June 30, 2015:

Risk free interest rate	1.47%
Expected life (years)	5
Volatility	35.11%
Dividend yield	—%
Weighted average exercise price of options granted (per option)	$21.26
Weighted average grant-date fair value of options granted (per option)	$7.04
Employee Stock Purchase Plan (“ESPP”). During the six months ended June 30, 2015, the Company issued 32,631 shares under the ESPP. As of June 30, 2015, 214,283 shares remain available for issuance under the ESPP.
Total share-based compensation expense, which includes stock options, restricted stock and the ESPP, was $1.6 million and $2.3 million for the six months ended June 30, 2015 and 2014, respectively.

12.	GUARANTORS OF SECURITIES
On December 7, 2012, Era Group issued the 7.750% Senior Notes. Era Group’s payment obligations under the 7.750% Senior Notes are jointly and severally guaranteed by all of its existing 100% owned U.S. subsidiaries that guarantee the Revolving Credit Facility and any future U.S. subsidiaries that guarantee the Revolving Credit Facility or other material indebtedness Era Group may incur in the future (the “Guarantors”). All the Guarantors currently guarantee the Revolving Credit Facility, and the guarantees of the Guarantors are full and unconditional and joint and several. Era Group has no independent assets or operations, and subsidiaries of Era Group other than the Guarantors (“non-Guarantors”) are minor. In addition, there are no significant restrictions on the ability of Era Group or any Guarantor to obtain funds from its subsidiaries by dividend or loan.

The Company has omitted the condensed consolidating financial information for Era Group, the Guarantors and non-Guarantors from this Quarterly Report on Form 10-Q as the non-Guarantors are considered minor in accordance with Regulation S-X as of and for the three and six months ended June 30, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014, included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2014.
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
Overview
Our helicopters are primarily used to transport personnel to, from and between offshore oil and gas installations, drilling rigs and platforms. In addition to serving the oil and gas industry, we provide search and rescue, air medical services, utility services and Alaska flightseeing tours, among other activities. We are one of the largest helicopter operators in the world, and we also provide helicopters and related services to third-party helicopter operators and foreign affiliates. We currently have customers in the U.S., Brazil, Colombia, India, Norway, Spain and the United Kingdom.
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
Recent Developments
The excess capacity of our medium helicopters continues to be greater than in recent periods. Our fleet’s excess helicopters include those that are not otherwise under customer contracts, undergoing maintenance or dedicated for charter activity. Although we take actions to minimize excess capacity, we expect a certain level of excess capacity at any given time in an aviation logistics business as a result of the evolving nature of customers’ needs. As a result of the higher excess capacity beginning during the fourth quarter of 2014, our operating revenues were negatively impacted in the first half of 2015. Through fleet management initiatives, participation in competitive bids and pursuit of additional opportunities in the U.S. Gulf of Mexico and abroad, we are focused on maximizing the utilization of our fleet and mitigating the excess capacity in our medium helicopters. If we are not successful in securing sufficient new projects, we may experience a further decline in the near-term utilization of our medium helicopters that may impact our financial results over the next few quarters. We have recently been awarded a number of new contracts in the U.S. Gulf of Mexico and Brazil. Some of those contracts have already begun, but most of them are not scheduled to begin until the second half of 2015 or early 2016.
Aeróleo Update
We were in a dispute with our partner in Aeróleo Taxi Aereo S/A (“Aeróleo”) with respect to our contractual shareholder rights related to any attempted sale or transfer by such partner of its interests, which was being resolved through arbitration. On February 15, 2014, with our consent, definitive agreements were executed with respect to the transfer to a third party of the 50% economic and 80% voting interest held by our partner in Aeróleo. As consideration for the transfer of interests and the other terms and conditions of the transaction, Aeróleo will be required to make payments to affiliates of the transferring partner in the form of severance and partial repayment of shareholder loans in the amount of $1.7 million. The transaction remains subject to customary closing conditions, including approval of the court administering the estate of the beneficial owner of our partner in Aeróleo. Due to delays in obtaining such judicial approval, the transaction is now expected to close during the second half of 2015. As a result of the transaction, we expect to be required to consolidate the financial results of Aeróleo upon consummation.
Since the acquisition of our interest in Aeróleo, it has faced several challenges with respect to generating revenues from the helicopters that it dry-leases from us. See Note 5 to our consolidated financial statements in Item 8 of our most recent Annual Report on Form 10-K for more information. A continuation of any combination of these financial difficulties, taken separately or together, may impede Aeróleo’s ability to pay for the equipment lease obligations to us, and/or necessitate an infusion of capital from us to allow Aeróleo to continue to operate and, as a result, may adversely impact our results of operations. Due to liquidity issues experienced by Aeróleo, as of June 30, 2015, we had deferred the recognition of $37.1 million of revenues from Aeróleo.

Sicher Acquisition
On April 9, 2015, we contributed $3.2 million in cash for a 75% interest in Hauser Investments Limited. (“Hauser”), which owns 100% of Sicher Helicopters SAS (“Sicher”). Sicher, based in Bogota, Colombia, is one of the leading helicopter operators in Colombia with a strong presence in the existing onshore oil and gas market. In connection with the acquisition, we also transferred title of an AW139 medium helicopter to Hauser to be used in Sicher’s operations and acquired three BO-105 light twin helicopters and one AS350 single engine helicopter.
FBO Sale
On May 1, 2015, we sold our fixed base operations (“FBO”) business at Ted Stevens Anchorage International Airport to Piedmont Hawthorne Aviation, LLC. Pursuant to a membership interests purchase agreement, Piedmont Hawthorne Aviation, LLC acquired 100% of Era Group’s wholly-owned subsidiary, Era FBO LLC, for cash proceeds of $14.3 million.
Fleet Update
As of June 30, 2015, we had unfunded capital commitments consisting primarily of agreements to purchase helicopters totaling $175.0 million, including nine AW189 heavy helicopters, four S92 heavy helicopters and five AW169 light twin helicopters. The AW189 and S92 helicopters are scheduled to be delivered in 2015 through 2017. Delivery dates for the AW169 helicopters have yet to be determined. In addition, we had outstanding options to purchase up to an additional ten AW189 helicopters and four S92 helicopters. If these options are exercised, the helicopters would be scheduled for delivery beginning in 2016 through 2018. We also have the option to terminate $106.7 million of our total commitments (inclusive of deposits paid on options not yet exercised) without further liability other than aggregate liquidated damages of $2.5 million.

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	(in thousands)%		(in thousands)%		(in thousands)%		(in thousands)%
Operating Revenues:
United States	$58,458	83	$74,941	87	113,917	82	142,263	86
Foreign	12,280	17	11,639	13	24,236	18	23,760	14
Total operating revenues	70,738	100	86,580	100	138,153	100	166,023	100
Costs and Expenses:
Operating:
Personnel	15,975	23	19,488	23	33,311	24	37,573	23
Repairs and maintenance	12,399	17	17,628	20	25,572	18	34,303	21
Insurance and loss reserves	1,991	3	2,440	3	4,124	3	5,068	3
Fuel	2,916	4	6,913	8	6,399	5	13,048	8
Leased-in equipment	263	—	320	—	492	—	557	—
Other	6,240	9	7,890	9	13,491	10	13,770	8
Total operating expenses	39,784	56	54,679	63	83,389	60	104,319	63
Administrative and general	10,779	15	10,065	12	20,522	15	21,399	13
Depreciation	11,398	16	11,425	13	23,000	17	22,712	14
Total costs and expenses	61,961	87	76,169	88	126,911	92	148,430	90
Gains (losses) on asset dispositions, net	(242)	—	3,139	4	3,146	2	6,030	4
Operating income	8,535	13	13,550	16	14,388	10	23,623	14
Other income (expense):
Interest income	317	—	143	—	568	1	288	—
Interest expense	(2,881)	(4)	(3,840)	(4)	(6,426)	(5)	(7,593)	(5)
Gain on debt extinguishment	—	—	—	—	264	—	—	—
Derivative losses, net	(10)	—	(11)	—	(22)	—	(41)	—
Note receivable impairment	—	—	(2,457)	(3)	—	—	(2,457)	(1)
Foreign currency gains (losses), net	543	1	21	—	(2,417)	(2)	(36)	—
Gain on sale of FBO	12,946	18	—	—	12,946	9	—	—
Other, net	(9)	—	13	—	(9)	—	13	—
Total other income (expense)	10,906	15	(6,131)	(7)	4,904	3	(9,826)	(6)
Income before income taxes and equity earnings	19,441	28	7,419	9	19,292	13	13,797	8
Income tax expense	8,138	12	2,759	4	8,083	5	5,262	3
Income before equity earnings	11,303	16	4,660	5	11,209	8	8,535	5
Equity earnings (losses), net of tax	(198)	—	536	1	(343)	—	1,035	1
Net income	11,105	16	5,196	6	10,866	8	9,570	6
Net loss attributable to noncontrolling interest in subsidiary	228	—	25	—	425	—	96	—
Net income attributable to Era Group Inc.	$11,333	16	$5,221	6	$11,291	8	$9,666	6

Operating Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	(in thousands)%		(in thousands)%		(in thousands)%		(in thousands)%
Operating revenues:
Oil and gas: (1)
U.S. Gulf of Mexico	$41,821	59	$51,715	60	83,734	61	100,856	61
Alaska	6,009	9	9,305	11	9,810	7	15,502	9
International	47	—	173	—	47	—	1,418	1
Total oil and gas	47,877	68	61,193	71	93,591	68	117,776	71
Dry-leasing	12,233	17	11,466	13	24,189	18	22,342	13
Search and rescue	4,989	7	5,095	6	10,227	7	11,247	7
Air medical services	1,914	3	3,137	4	4,281	3	6,228	4
Flightseeing	3,118	4	2,946	3	3,118	2	2,946	2
FBO	614	1	2,858	3	2,760	2	5,700	3
Eliminations	(7)	—	(115)	—	(13)	—	(216)	—
	$70,738	100	$86,580	100	138,153	100	166,023	100
____________________

(1)	Primarily oil and gas services, but also includes revenues from activities such as firefighting and utility support.

Current Year Quarter compared to Prior Year Quarter
Operating Revenues. Operating revenues were $15.8 million lower in the three months ended June 30, 2015 (the “Current Year Quarter”) compared to the three months ended June 30, 2014 (the “Prior Year Quarter”).
Operating revenues from oil and gas operations in the U.S. Gulf of Mexico were $9.9 million lower in the Current Year Quarter. Operating revenues from medium helicopters were $8.8 million lower primarily due to lower utilization. Operating revenues from light twin engine helicopters were $0.9 million lower primarily due to lower utilization and reduced fleet count. Operating revenues from single engine helicopters were $0.8 million lower primarily due to reduced fleet count. These decreases were partially offset by higher heavy helicopter operating revenues of $0.4 million due to a helicopter that was contracted for the entire Current Year Quarter compared to only a portion of the Prior Year Quarter.
Operating revenues from oil and gas operations in Alaska were $3.3 million lower in the Current Year Quarter. Operating revenues from medium helicopters were $3.0 million lower primarily due to lower utilization and reduced fleet count. Miscellaneous revenues were $0.3 million lower primarily due to reduced rebillable expenses. Operating revenues for single and light twin helicopters were consistent with the Prior Year Quarter.
Operating revenues from international oil and gas operations were $0.1 million lower in the Current Year Quarter primarily due to lower utilization.
Revenues from dry-leasing activities were $0.8 million higher in the Current Year Quarter primarily due to increased cash collections of $4.3 million from Aeróleo. Revenues from Aeróleo are recognized only as cash is received. The increase was partially offset by decreased revenues of $2.7 million related to contracts that ended subsequent to the Prior Year Quarter, of which $0.7 million relates to helicopters that were sold, and decreased revenues of $0.6 million from a customer in India as a result of the change from cash to accrual basis of revenue recognition in the fourth quarter of 2014.
Operating revenues from search and rescue ("SAR") activities were $0.1 million lower in the Current Year Quarter primarily due to reduced charter activity.
Operating revenues from air medical services were $1.2 million lower in the Current Year Quarter primarily due to contracts that ended subsequent to the Prior Year Quarter.
Operating revenues from flightseeing activities were $0.2 million higher in the Current Year Quarter primarily due to an increase in the number of passengers flown.
Operating revenues from FBO activities were $2.2 million lower in the Current Year Quarter primarily due to the sale of the FBO on May 1, 2015. We will not earn additional revenues from the FBO.
Operating Expenses.  Operating expenses were $14.9 million lower in the Current Year Quarter. Repairs and maintenance expenses were $5.2 million lower primarily due to a $3.0 million decrease related to the timing of repairs, a $1.0 million decrease in power-by-hour (“PBH”) expense due to reduced flight hours, and a $1.2 million decrease related to vendor credits. Fuel expenses were $4.0 million lower primarily due to lower fuel prices, reduced flight hours and the sale of the FBO in May 2015. Personnel costs were $3.5 million lower primarily due to reduced headcount, crew travel costs and overtime. Other operating expenses were $1.7 million lower primarily due to reduced rebillable expenses and decreased part sales. Insurance and loss reserves were $0.4 million lower primarily due to lower premiums and reduced activity.
Administrative and General. Administrative and general expenses were $0.7 million higher in the Current Year Quarter primarily due to increased professional service fees and increased information technology costs due to the transition of services from SEACOR Holdings Inc. (“SEACOR”). These increases were partially offset by reduced fees charged under the Amended and Restated Transition Services Agreement (“TSA”) with SEACOR and the partial recovery in the Current Year Quarter of a previously reserved note receivable.
Gains (Losses) on Asset Dispositions, Net.  Gains on asset dispositions were $3.4 million lower in the Current Year Quarter. In the Current Year Quarter, we sold five single engine helicopters for proceeds of $3.0 million resulting in book losses of $0.2 million. During the Prior Year Quarter, we sold one helicopter for total proceeds of $3.4 million resulting in gains of $3.1 million.
Operating Income. Operating income as a percentage of revenues was 13% in the Current Year Quarter compared to 16% in the Prior Year Quarter. Excluding gains on asset dispositions discussed above, operating income as a percentage of revenues was 12% in the Current Year Quarter, consistent with 12% in the Prior Year Quarter.
Interest Expense. Interest expense was $1.0 million lower in the Current Year Quarter primarily due to increased capitalized interest and the repurchase of $9.9 million of our 7.750% senior unsecured notes (the “7.750% Senior Notes”).
Note Receivable Impairment. Note receivable impairments were $2.5 million in the Prior Year Quarter related to a probable loss of a note receivable.

Foreign Currency Gains (Losses), Net. Foreign currency gains of $0.5 million in the Current Year Quarter were primarily due to the weakening of the U.S. dollar resulting in gains on our euro denominated balances.
Gain on Sale of FBO. Net cash proceeds from the sale of the FBO were $14.3 million during the Current Year Quarter resulting in a pre-tax gain of $12.9 million.
Income Tax Expense. Income tax expense was $5.4 million higher in the Current Year Quarter primarily due to higher income before taxes during the period and a nonrecurring charge to deferred taxes resulting from the acquisition of Hauser.
Equity Earnings (Losses), Net of Tax. Equity earnings, net of tax, were $0.7 million lower in the Current Year Quarter primarily due to the absence of earnings from Lake Palma, S.A., which was sold in July 2014, and losses from our Dart Holding Company Ltd. (“Dart”) joint venture.
Current Six Months compared to Prior Six Months
Operating Revenues. Operating revenues were $27.9 million lower in the six months ended June 30, 2015 (the “Current Six Months”) compared to the six months ended June 30, 2014 (the “Prior Six Months”).
Operating revenues from oil and gas operations in the U.S. Gulf of Mexico were $17.1 million lower in the Current Six Months. Operating revenues from medium helicopters were $14.1 million lower primarily due to lower utilization. Operating revenues from single engine and light twin engine helicopters were $2.6 million and $1.3 million lower, respectively, primarily due to lower utilization and reduced fleet count. These decreases were partially offset by higher miscellaneous revenues of $0.6 million primarily due to increased rebillable expenses and parts sales. In addition, operating revenues from heavy helicopters were $0.2 million higher primarily due to a helicopter that was contracted for the entire Current Six Months compared to only a portion of the Prior Six Months.
Operating revenues from oil and gas operations in Alaska were $5.7 million lower in the Current Six Months. Operating revenues from medium helicopters were $5.8 million lower primarily due to lower utilization. Miscellaneous revenues were $0.3 million lower primarily due to reduced rebillable expenses. These decreases were partially offset by an increase in operating revenues from light twin engine helicopters of $0.6 million primarily due to increased utilization and higher rates.
Operating revenues from international oil and gas operations were $1.4 million lower in the Current Six Months due to lower utilization.
Revenues from dry-leasing activities were $1.8 million higher in the Current Six Months primarily due to increased cash collections of $6.4 million from Aeróleo. Revenues from Aeróleo are recognized only as cash is received. These increases were partially offset by decreased revenues of $3.5 million related to contracts that ended subsequent to the Prior Six Months, of which $1.2 million related to helicopters that were sold, decreased revenues of $0.7 million from a customer in India as a result of the change from cash to accrual basis of revenue recognition in the fourth quarter of 2014, and $0.4 million related to foreign currency fluctuations.
Operating revenues from SAR activities were $1.0 million lower in the Current Six Months primarily due to reduced charter activity.
Operating revenues from air medical services were $1.9 million lower in the Current Six Months primarily due to contracts that ended subsequent to the Prior Six Months.
Operating revenues from flightseeing activities were $0.2 million higher in the Current Six Months due to an increase in the number of passengers flown.
Operating revenues from FBO activities were $2.9 million lower in the Current Six Months due to the sale of the FBO on May 1, 2015. We will not earn additional revenues from the FBO.
Operating Expenses.  Operating expenses were $20.9 million lower in the Current Six Months. Repairs and maintenance expenses were $8.7 million lower primarily due to a decrease of $5.0 million related to the timing of repairs, a $0.8 million decrease in PBH expenses due to reduced flight hours, and a $2.9 million decrease related to vendor credits. Fuel expenses were $6.6 million lower primarily due to lower fuel prices, reduced flight hours and the sale of the FBO in May 2015. Personnel expenses were $4.3 million lower primarily due to reduced headcount and crew travel costs. Insurance and loss reserves were $0.9 million lower primarily due to lower premiums and reduced activity.
Administrative and General. Administrative and general expenses were $0.9 million lower in the Current Six Months primarily due to a decrease of $1.4 million in compensation and employee costs related to reduced headcount in the Current Six Months and accelerated stock amortization expense due to changes in senior management in the Prior Six Months as well as a decrease of $1.0 million in fees under the TSA. These decreases were partially offset by a $0.9 million increase in professional service fees and a $0.5 million increase in information technology costs due to the transition of services from SEACOR under the TSA.

Depreciation.  Depreciation expense was $0.3 million higher in the Current Six Months due to depreciation of new helicopters placed in service during and subsequent to the Prior Six Months.
Gains on Asset Dispositions, Net.  During the Current Six Months, we sold seven helicopters for cash proceeds of $8.4 million resulting in net gains of $1.9 million. In addition, a dry-leasing customer exercised a purchase option for three helicopters from which we recognized a gain of $1.2 million. During the Prior Six Months, we sold helicopters and other equipment for proceeds of $7.0 million, resulting in gains of $6.0 million.
Operating Income. Operating income as a percentage of revenues was 10% in the Current Six Months compared to 14% in the Prior Six Months. Excluding gains on asset dispositions discussed above, operating income as a percentage of revenues was 8% in the Current Six Months compared to 11% in the Prior Six Months. The decrease in operating income as a percentage of revenues was driven primarily by the decrease in revenues.
Interest Expense. Interest expense was $1.2 million lower in the Current Six Months primarily due to increased capitalized interest and the repurchase of $9.9 million of our 7.750% Senior Notes.
Note Receivable Impairment. Note receivable impairments were $2.5 million in the Prior Six Months related to a probable loss of a note receivable.
Foreign Currency Gains (Losses), Net. Foreign currency losses of $2.4 million in the Current Six Months were primarily due to the strengthening of the U.S. dollar, resulting in losses on our euro denominated balances and realized losses on settled forward currency contracts.
Gain on Sale of FBO. Net cash proceeds from the sale of the FBO were $14.3 million during the Current Six Months resulting in a pre-tax gain of $12.9 million.
Income Tax Expense. Income tax expense was $2.8 million higher in the Current Six Months primarily due to higher pre-tax income and a nonrecurring charge to deferred taxes resulting from the acquisition of Hauser.
Equity Earnings, Net of Tax. Equity earnings, net of tax, were $1.4 million lower in the Current Six Months primarily due to losses from Dart and the absence of earnings from Lake Palma, S.A. as a result of the sale of the joint venture in July 2014.

Fleet Count
The following shows details of our helicopter fleet as of June 30, 2015.

	Owned(1)	Joint Ventured	Leased-in	Managed	Total	Max. Pass.(2)	Cruise Speed (mph)	Approx. Range (miles)	Average Age(3) (years)
Heavy:
H225	9	—	—	—	9	19	162	582	5

Medium:
AW139	38	1	—	—	39	12	173	426	6
B212	8	—	—	—	8	11	115	299	36
B412	3	—	—	—	3	11	138	352	34
S76 A++	2	—	—	—	2	12	155	348	25
S76 C+/C++	5	—	—	1	6	12	161	348	8
	56	1	—	1	58

Light—twin engine:
A109	7	—	—	—	7	7	161	405	9
BK-117	—	—	2	1	3	9	150	336	N/A
BO-105	3	—	—	—	3	4	138	276	26
H135	16	—	2	1	19	7	138	288	8
H145	3	—	—	2	5	9	150	336	6
	29	—	4	4	37

Light—single engine:
A119	17	—	—	—	17	7	161	270	9
AS350	31	—	—	—	31	5	138	361	19
	48	—	—	—	48
Total Fleet	142	1	4	5	152				12
____________________

(1)	Includes three BO-105 helicopters and one AS350 helicopter owned by Hauser at the time of the acquisition.

(2)	In typical configuration for our operations.

(3)	Reflects the average age of helicopters that are owned by us.
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
As of June 30, 2015, we had unfunded capital commitments of $175.0 million, consisting primarily of agreements to purchase helicopters, including nine AW189 heavy helicopters, four S92 heavy helicopters and five AW169 light twin helicopters. The AW189 and S92 helicopters are scheduled to be delivered in 2015 through 2017. Delivery dates for the AW169 helicopters have yet to be determined. Of these commitments, $66.4 million are payable in 2015, with the remaining commitments payable through 2017, and $106.7 million of the commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability to us other than aggregate liquidated damages of $2.5 million. In addition, we had outstanding options to purchase up to an additional ten AW189 helicopters and four S92 helicopters. If these options are exercised, the helicopters would be scheduled for delivery beginning in 2016 through 2018.

We expect to finance the remaining acquisition costs through a combination of cash on hand, cash provided by operating activities and borrowings under our Revolving Credit Facility.
Summary of Cash Flows

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$20,727	$31,283
Investing activities	(27,604)	(44,558)
Financing activities	(15,005)	(3,048)
Effect of exchange rate changes on cash and cash equivalents	(1,983)	(72)
Net decrease in cash and cash equivalents	$(23,865)	$(16,395)
Operating Activities
Cash flows provided by operating activities decreased by $10.6 million in the Current Six Months compared with the Prior Six Months. The components of cash flows provided by operating activities during the Current Six Months and Prior Six Months were as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Operating income before depreciation and gains on asset dispositions, net	$34,242	$40,305
Changes in operating assets and liabilities before interest and income taxes	(9,505)	(5,983)
Cash settlements on derivative transactions, net	(186)	(245)
Interest paid, excluding capitalized interest of $3,631 and $2,064 in 2015 and 2014, respectively	(5,917)	(6,875)
Income taxes	20	(681)
Note receivable impairment	—	2,457
Other	2,073	2,305
Total cash flows provided by operating activities	$20,727	$31,283
Operating income before depreciation and gains on asset dispositions, net was $6.1 million lower in the Current Six Months compared with the Prior Six Months primarily due to a decrease in operating revenues of $27.9 million, partially offset by a decrease in operating expenses and administrative and general expenses of $20.9 million and $0.9 million, respectively. See “Results of Operations” above for an explanation of the main variances.
During the Current Six Months, changes in operating assets and liabilities before interest and income taxes used cash flows of $9.5 million primarily due to an increase in receivables and other assets and a decrease in accounts payable and accrued expenses. During the Prior Six Months, changes in operating assets and liabilities before interest and income taxes used cash flows of $6.0 million.
Interest paid was $1.0 million lower during the Current Six Months primarily due to capitalized interest and the repurchase of $9.9 million of the 7.750% Senior Notes during the period.
Investing Activities
During the Current Six Months, net cash used in investing activities was $27.6 million primarily as follows:

•	Capital expenditures were $39.7 million, which consisted primarily of a base expansion project and deposits on future helicopter deliveries.

•	Proceeds from the disposition of property and equipment were $8.4 million.

•	Proceeds from the sale of the FBO were $14.3 million.

•	Deposits into escrow accounts, including for like-kind exchanges, net were $6.7 million.

•	Cash outflows for business acquisitions, net of cash acquired, were $3.2 million.

•	Net cash outflows for the settlement of derivative transactions were $1.1 million.

•	Net principal payments from notes receivable from equity investees and third parties were $0.4 million.
During the Prior Six Months, net cash used in investing activities was $44.6 million primarily as follows:

•	Capital expenditures were $52.1 million, which consisted primarily of helicopter acquisitions and deposits on future helicopter deliveries.

•	Proceeds from the disposition of property and equipment were $7.0 million.

•	Net principal payments on notes due from equity investees and third parties were $0.6 million.
Financing Activities
During the Current Six Months, net cash used in financing activities was $15.0 million primarily as follows:

•	Principal payments on long-term debt were $31.3 million.

•	Proceeds from our Revolving Credit Facility were $25.0 million.

•	Cash used for the repurchase of a portion of our 7.750% Senior Notes was $9.3 million.

•	Proceeds from share award plans were $0.6 million.
During the Prior Six Months, net cash used in financing activities was $3.0 million primarily as follows:

•	Issuance costs related to our Revolving Credit Facility were $2.4 million.

•	Principal payments on long-term debt were $1.5 million.

•	Proceeds from share award plans were $0.8 million.
Amended and Restated Senior Secured Revolving Credit Facility
Our Revolving Credit Facility provides us with the ability to borrow up to $300.0 million with a sub-limit of up to $50.0 million for letters of credit and includes an “accordion” feature which, if exercised and subject to agreement by the lenders and the satisfaction of certain conditions, will increase total commitments by up to $100.0 million. Our availability under the Revolving Credit Facility may be limited by the terms of the 7.750% Senior Notes. As of June 30, 2015, we had the ability to borrow an additional $219.1 million under the Revolving Credit Facility.
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
Short and Long-Term Liquidity Requirements
We anticipate that we will generate positive cash flows from operating activities and that these cash flows will be adequate to meet our working capital requirements. During the six months ended June 30, 2015, our cash provided by operating activities was $20.7 million. To support our capital expenditure program and/or other liquidity requirements, we may use operating cash flow, cash balances or proceeds from sales of assets, issue debt or equity, borrow under our Revolving Credit Facility or undertake any combination of the foregoing.
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
Off-Balance Sheet Arrangements
On occasion, we and our partners will guarantee certain obligations on behalf of our joint ventures. As of June 30, 2015, we had no such guarantees in place.

Contractual Obligations and Commercial Commitments
For additional information about our contractual obligations and commercial commitments, refer to “Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments” contained in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes since such date.
Contingencies
In the normal course of our business, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management uses estimates in determining our potential exposure to these matters and has recorded reserves in our financial statements related thereto as appropriate. It is possible that a change in our estimates related to these exposures could occur, but we do not expect such changes in estimated costs would have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For additional information about our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2014. There has been no material change in our exposure to market risk during the Current Year Quarter, except as described below.
As of June 30, 2015, we had non-U.S. dollar denominated capital purchase commitments of €128.7 million ($143.4 million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. dollar equivalent of the non-hedged purchase commitment by $14.3 million. As of June 30, 2015, we maintained non-U.S. dollar denominated cash balances of €7.0 million. An adverse change of 10% in the underlying foreign currency exchange rate would reduce net income by $0.7 million.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of our Chief Executive Officer, who is currently also serving as Chief Financial Officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2015. Based on his evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, as of June 30, 2015.
During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.     RISK FACTORS
For additional information about our risk factors, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to this Item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the three months ended June 30, 2015:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2015 - April 30, 2015	—	—	—	$25,000,000
May 1, 2015 - May 31, 2015	—	—	—	$25,000,000
June 1, 2015 - June 30, 2015	—	—	—	$25,000,000

ITEM 6.	EXHIBITS
The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Era Group Inc. (Registrant)

DATE:	August 4, 2015	By:	/s/ Christopher S. Bradshaw
Christopher S. Bradshaw, President, Chief Executive Officer and Chief Financial Officer

DATE:	August 4, 2015	By:	/s/ Jennifer Whalen
Jennifer Whalen, Vice President and Chief Accounting Officer

EXHIBIT INDEX

10.1	Era Group Inc. Senior Executive Severance Plan
31.1	Certification by the Principal Executive and Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
32.1	Certification by the Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase