Form 10-Q
period 2015-09-30
ERA GROUP INC.
filed 2015-11-05
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015              or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of October 30, 2015 was 20,498,319. The Registrant has no other class of common stock outstanding.

ERA GROUP INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ERA GROUP INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,808	$40,867
Receivables:
Trade, net of allowance for doubtful accounts of $1,999 and $1,955 in 2015 and 2014, respectively	39,498	33,390
Other, net of allowance for doubtful accounts of $0 and $437 in 2015 and 2014, respectively	2,513	2,062
Inventories, net	24,932	26,869
Deferred income taxes	2,276	1,996
Prepaid expenses and other	3,055	2,661
Escrow deposits	2,297	—
Total current assets	88,379	107,845
Property and equipment	1,175,693	1,171,267
Accumulated depreciation	(311,070)	(308,141)
Net property and equipment	864,623	863,126
Equity investments and advances	30,256	31,753
Goodwill	1,589	352
Intangible assets	1,411	—
Other assets	12,522	14,098
Total assets	$998,780	$1,017,174
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,037	$15,120
Accrued wages and benefits	7,861	7,521
Accrued interest	3,992	949
Current portion of long-term debt	25,335	27,426
Derivative instruments	71	1,109
Accrued income taxes	7,415	267
Other current liabilities	4,735	3,162
Total current liabilities	61,446	55,554
Long-term debt	242,873	282,118
Deferred income taxes	213,998	217,027
Other liabilities	1,956	2,111
Total liabilities	520,273	556,810
Commitments and contingencies (see Note 8)
Redeemable noncontrolling interest	4,783	—
Equity:
Era Group Inc. stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,499,050 and 20,371,672 outstanding in 2015 and 2014, respectively, exclusive of treasury shares	207	204
Additional paid-in capital	432,774	429,109
Retained earnings	43,949	31,797
Treasury shares, at cost, 151,193 and 18,609 shares in 2015 and 2014, respectively	(2,632)	(551)
Accumulated other comprehensive income, net of tax	92	95
Total Era Group Inc. stockholders’ equity	474,390	460,654
Noncontrolling interest	(666)	(290)
Total equity	473,724	460,364
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$998,780	$1,017,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating revenues	$69,741	$90,510	$207,894	$256,533
Costs and expenses:
Operating	43,007	54,282	126,396	158,601
Administrative and general	11,238	12,941	31,760	34,340
Depreciation and amortization	12,186	11,746	35,186	34,458
Total costs and expenses	66,431	78,969	193,342	227,399
Gains on asset dispositions, net	1,813	42	4,959	6,072
Operating income	5,123	11,583	19,511	35,206
Other income (expense):
Interest income	232	130	800	418
Interest expense	(3,121)	(3,629)	(9,547)	(11,222)
Gain (loss) on debt extinguishment	(16)	—	248	—
Derivative gains (losses), net	8	(1,703)	(14)	(1,744)
Note receivable impairment	—	—	—	(2,457)
Foreign currency gains (losses), net	146	(485)	(2,271)	(521)
Gain on sale of FBO (see Note 5)	—	—	12,946	—
Other, net	—	(3)	(9)	10
Total other income (expense)	(2,751)	(5,690)	2,153	(15,516)
Income before income taxes and equity earnings	2,372	5,893	21,664	19,690
Income tax expense	1,343	2,868	9,426	8,130
Income before equity earnings	1,029	3,025	12,238	11,560
Equity earnings (losses), net of tax	(376)	1,286	(719)	2,321
Net income	653	4,311	11,519	13,881
Net loss (income) attributable to non-controlling interest in subsidiary	208	(45)	633	51
Net income attributable to Era Group Inc.	$861	$4,266	$12,152	$13,932

Earnings per common share:
Basic	$0.04	$0.21	$0.59	$0.69
Diluted	$0.04	$0.21	$0.59	$0.68

Weighted average common shares outstanding:
Basic	20,260,514	20,098,239	20,243,653	20,039,609
Diluted	20,287,069	20,163,990	20,292,782	20,108,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$653	$4,311	$11,519	$13,881
Other comprehensive income (loss):
Foreign currency translation adjustments	136	(65)	(4)	(119)
Income tax benefit	—	18	1	42
Total other comprehensive income (loss)	136	(47)	(3)	(77)
Comprehensive income	789	4,264	11,516	13,804
Comprehensive loss (income) attributable to non-controlling interest in subsidiary	208	(45)	633	51
Comprehensive income attributable to Era Group Inc.	$997	$4,219	$12,149	$13,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Non- controlling Interest In Subsidiary	Total Equity
December 31, 2014	$204	$429,109	$31,797	$(551)	$95	$(290)	$460,364
Issuance of common stock:
Restricted stock grants	2	(2)	—	—	—	—	—
Employee Stock Purchase Plan	1	1,095	—	—	—	—	1,096
Share award amortization	—	2,249	—	—	—	—	2,249
Stock option amortization	—	281	—	—	—	—	281
Employee Stock Purchase Plan amortization	—	144	—	—	—	—	144
Cancellation of restricted stock	—	12	—	(12)	—	—	—
Tax deficit from share award plans	—	(114)	—	—	—	—	(114)
Purchase of treasury shares	—	—	—	(2,069)	—	—	(2,069)
Net income(1)	—	—	12,152	—	—	(376)	11,776
Currency translation adjustments, net of tax	—	—	—	—	(3)	—	(3)
September 30, 2015	$207	$432,774	$43,949	$(2,632)	$92	$(666)	$473,724

(1)	Excludes net loss of $257 attributable to redeemable noncontrolling interests in subsidiary.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$11,519	$13,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,186	34,458
Amortization of deferred financing costs	773	674
Debt discount amortization	191	186
Share-based compensation	2,674	5,126
Note receivable impairment	—	2,457
Bad debt expense, net	60	195
Gains on asset dispositions, net	(4,959)	(6,072)
Gain on debt extinguishment, net	(248)	—
Gain on sale of FBO	(12,946)	—
Gain on sale of interest in equity investees	—	(1,518)
Derivative losses, net	14	1,744
Cash settlements on derivative transactions, net	(274)	(755)
Foreign currency losses, net	2,693	135
Deferred income tax expense (benefit)	(5,279)	6,938
Equity losses (earnings), net of tax	719	(803)
Changes in operating assets and liabilities:
Increase in receivables	(7,500)	(9,712)
Decrease in prepaid expenses and other assets	2,558	1,142
Increase in accounts payable, accrued expenses and other liabilities	10,662	13,890
Net cash provided by operating activities	35,843	61,966
Cash flows from investing activities:
Purchases of property and equipment	(47,260)	(63,966)
Proceeds from disposition of property and equipment	20,631	7,020
Cash settlements on forward contracts, net	(1,103)	—
Business acquisitions, net of cash acquired	(3,165)	—
Investments in and advances to equity investees	—	(125)
Proceeds from sale of interest in equity investees	—	6,381
Proceeds from sale of FBO	14,252	—
Principal payments on notes due from equity investees	514	474
Principal payments on third party notes receivable	25	424
Escrow deposits, net	(340)	—
Escrow deposits on like-kind exchanges, net	(1,857)	—
Net cash used in investing activities	(18,303)	(49,792)
Cash flows from financing activities:
Payments on long-term debt	(52,149)	(2,187)
Proceeds from Revolving Credit Facility	35,000	—
Revolving Credit Facility issuance costs	—	(2,446)
Extinguishment of long-term debt	(24,335)	—
Proceeds from share award plans	1,096	1,458
Purchase of treasury shares	(2,069)	—
Tax expense on vested restricted stock	(114)	—
Net cash used in financing activities	(42,571)	(3,175)
Effects of exchange rate changes on cash and cash equivalents	(2,028)	23
Net decrease in cash and cash equivalents	(27,059)	9,022
Cash and cash equivalents, beginning of period	40,867	31,335
Cash and cash equivalents, end of period	$13,808	$40,357
Supplemental cash flow information:
Cash paid for interest	$10,983	$9,434
Cash paid for income taxes	$5,990	$734

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICY
The condensed consolidated financial statements include the accounts of Era Group Inc. and its consolidated subsidiaries (collectively referred to as the “Company”). The condensed consolidated financial information for the three and nine months ended September 30, 2015 and 2014 has been prepared by the Company and has not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of September 30, 2015, its results of operations for the three and nine months ended September 30, 2015 and 2014, its comprehensive income for the three and nine months ended September 30, 2015 and 2014, its changes in equity for the nine months ended September 30, 2015, and its cash flows for the nine months ended September 30, 2015 and 2014. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
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
Basis of Consolidation. The consolidated financial statements include the accounts of Era Group Inc., its wholly and majority-owned subsidiaries and entities that meet the criteria of Variable Interest Entities (“VIEs”) of which the Company is the primary beneficiary. All significant inter-company accounts and transactions are eliminated in consolidation. Era do Brazil LLC (“Era do Brazil”) is a VIE of which the Company is the primary beneficiary. Aeróleo Taxi Aereo S/A (“Aeróleo”) meets the criteria of a VIE; however, the Company is not the primary beneficiary, and Aeróleo is therefore not consolidated.
Revenue Recognition. The Company recognizes revenues when they are realized or realizable and earned. Revenues are realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenues that do not meet these criteria are deferred until the criteria are met. The unrecognized revenues and related activity during the three and nine months ended September 30, 2015 and 2014, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$37,084	$28,477	$31,047	$24,243
Revenues deferred during the period	12,381	8,861	32,531	25,773
Revenues recognized during the period	(7,333)	(7,837)	(21,446)	(20,515)
Balance at end of period	$42,132	$29,501	$42,132	$29,501
As of September 30, 2015, deferred revenues of $42.1 million were related to dry-leasing revenues for certain helicopters leased by the Company to Aeróleo, its Brazilian joint venture. The deferral originated from difficulties experienced by Aeróleo following Petróleo Brasileiro S.A.’s (“Petrobras Brazil”) cancellation in 2011 of certain contract awards to Aeróleo for a number of AW139 medium helicopters under dry-lease from the Company, and the deferral continues as a result of continued financial difficulties at Aeróleo. The Company will recognize revenues as cash is received or earlier should future collectability become reasonably assured. All costs and expenses related to these dry-leases were recognized as incurred.
Receivables. Customers are primarily major integrated and independent exploration and production companies, hospitals, international helicopter operators and the U.S. government. Customers are typically granted credit on a short-term basis, and related credit risks are considered minimal. The Company routinely reviews its receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Receivables are deemed uncollectible and removed from receivables and the allowance for doubtful accounts when collection efforts have been exhausted.
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
In April 2015, the FASB issued ASU 2015-03 - Interest - Imputation of Interest, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct reduction of the carrying amount of that liability. The recognition and measurement guidance for debt issuance costs is not affected by this ASU. ASU 2015-03 will be effective for annual reporting periods beginning after December 15, 2015 and any interim periods within that period, and early adoption is permitted. In September 2015, the FASB issued ASU 2015-15 - Interest - Imputation of Interest, which amends ASU 2015-03 to allow issuers to continue to recognize debt issuance costs related to line-of-credit arrangements as an asset and amortize that asset over the term of the credit agreement. The Company has not adopted ASU 2015-03 or ASU 2015-15. As of September 30, 2015 and December 31, 2014, the Company had debt issuance costs of $3.4 million and $4.0 million, respectively, exclusive of debt issuance costs associated with its amended and restated senior secured revolving credit facility (the “Revolving Credit Facility”). Such costs are included in other assets on the condensed consolidated balance sheets. The Company believes the adoption of ASU 2015-03 would reduce other assets and long-term debt by such amounts.
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
In September 2015, the FASB issued ASU 2015-16 - Business Combinations, which requires adjustments to provisional amounts recorded in business combinations to be recognized in the reporting period in which they are identified either separately on the face of the income statement or in the notes to the financial statements. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015 and any interim periods within that period, and early adoption is permitted. The Company adopted ASU 2015-16 effective on July 1, 2015, and such adoption did not have a material impact on its consolidated financial statements.

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
The Company’s financial assets and liabilities as of September 30, 2015 and December 31, 2014 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
September 30, 2015
LIABILITIES
Derivative instruments(1)	$—	$71	$—

December 31, 2014
LIABILITIES
Derivative instruments(1)	$—	$1,109	$—
____________________

(1)	The fair value of the Company’s derivative instruments was estimated using market data gathered by a third party financial institution, adjusted for market and credit risks applicable to the Company.
The estimated fair values of the Company’s other financial assets and liabilities as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2015
LIABILITIES
Long-term debt, including current portion	$268,208	$—	$262,459	$—

December 31, 2014
LIABILITIES
Long-term debt, including current portion	$309,544	$—	$320,099	$—
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
In 2011, the Company entered into two interest rate swap agreements maturing in December 2015 that call for the Company to pay fixed interest rates of 1.29% and 1.76% on an aggregate notional value of $25.4 million, which decreases each month by the amount of principal payments made on the note (see Note 5 for more information about the Company’s promissory notes), and receive a variable interest rate based on LIBOR on these notional values. The general purpose of these interest rate swap agreements is to provide protection against increases in interest rates, which might lead to higher interest costs for the Company. The fair value of these derivative instruments as of September 30, 2015 and December 31, 2014 was a liability of $0.1 million and $0.3 million, respectively. The Company recognized gains of $0.1 million and $0 for the three months ended September 30, 2015 and 2014, respectively, and gains of $0.2 million for each of the nine months ended September 30, 2015 and 2014. These gains are included in derivative losses, net on the condensed consolidated statements of operations.
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
The Company entered into forward contracts during the second quarter of 2014 to mitigate its exposure to exchange rate fluctuations on euro-denominated aircraft purchase commitments. The Company did not designate these contracts as hedges for accounting purposes. The Company recorded a loss of $0 and $0.3 million on these derivative instruments during the three and nine months ended September 30, 2015, respectively. This loss is recorded in foreign currency gains (losses), net in the condensed consolidated statements of operations. The Company had no open forward contracts as of September 30, 2015.

4.	ESCROW DEPOSITS
From time to time, the Company enters into Qualified Exchange Accommodation Agreements with a third party to meet the like-kind exchange requirements of Section 1031 of the Internal Revenue Code (“IRC”) and the provisions of Revenue Procedure 2000-37. In accordance with these provisions, the Company is permitted to deposit proceeds from the sale of assets into escrow accounts for the purpose of acquiring other assets and qualifying for the temporary deferral of realized taxable gains. Consequently, the Company establishes escrow accounts with financial institutions for the deposit of funds received on sales of equipment, which are designated for replacement property within a specified period of time. As of September 30, 2015, the Company had deposits of $2.0 million in like-kind exchange escrow accounts. There were no such deposits as of December 31, 2014.
During the nine months ended September 30, 2015, the Company sold one EC135 light twin helicopter for cash proceeds of $2.8 million, net of fees. The sale transaction was treated as a tax-free like-kind exchange for tax purposes under Section 1031 of the IRC whereby proceeds are held by a qualified intermediary until qualified assets are delivered. The Company was unable to purchase a qualifying asset prior to the expiration of the 180-day period subsequent to the closing date of the sale. As a result, the proceeds of $2.8 million were returned to the Company, and the sale was treated as a taxable event.
The Company also transferred title of one AW139 helicopter to Hauser Investments Limited (“Hauser”) in connection with its acquisition of Hauser (see Note 5). This transfer was also treated as a tax-free like-kind exchange whereby Hauser deposited $11.8 million into an escrow account with a qualified intermediary for the benefit of the Company. The Company withdrew $8.4 million and $1.4 million from the escrow account to make deposits on a qualifying asset during the second and third quarters of 2015, respectively, thereby deferring recognition of the taxable gain.

5.	ACQUISITIONS AND DISPOSITIONS
Sicher Helicopters SAS (“Sicher”). On April 9, 2015, the Company contributed $3.2 million in cash for a 75% interest in Hauser, which owns 100% of Sicher, a Colombian entity. In connection with the acquisition, the Company also transferred title of an AW139 helicopter to Hauser to be used in Sicher’s operations.
The Company recorded all identifiable assets acquired and liabilities assumed at the estimated acquisition date fair value in accordance with Accounting Standards Codification 805 - Business Combinations (“ASC 805”). This acquisition did not represent a material business combination under ASC 805. The acquisition of the 75% interest in Hauser resulted in the recognition of goodwill of $1.2 million and other intangible assets, comprised primarily of a Colombian air operator certificate, of $1.4 million. The fair value of the noncontrolling interest was determined using a discounted cash flow analysis. The initial accounting for the acquisition is not complete because the Company is still evaluating certain information used to estimate the fair values recorded including the valuations of the tangible assets, intangible assets, deferred income taxes and noncontrolling interest.
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
Capital Expenditures. During the nine months ended September 30, 2015, capital expenditures were $47.3 million and consisted primarily of deposits on future helicopter deliveries and a base expansion project. During the three and nine months ended September 30, 2015, the Company capitalized interest of $1.8 million and $5.4 million, respectively. During the three and nine months ended September 30, 2014, the Company capitalized interest of $1.0 million and $3.0 million, respectively. As of September 30, 2015 and December 31, 2014, construction in progress, which is a component of property and equipment, included capitalized interest of $9.4 million and $5.0 million, respectively. One S92 heavy helicopter was delivered in September 2015 but was not yet placed in service as of September 30, 2015. A summary of changes to our operating helicopter fleet is as follows:
Equipment Additions - The Company acquired three BO-105 light twin helicopters and one AS350 single engine helicopter in connection with the acquisition of Hauser during the nine months ended September 30, 2015. The Company placed four AW139 helicopters into service during the nine months ended September 30, 2014.
Equipment Dispositions - During the nine months ended September 30, 2015, the Company sold or otherwise disposed of property and equipment for proceeds of $18.5 million and recognized gains of $3.1 million. Additionally, a dry-leasing customer exercised a purchase option for three helicopters from which the Company recognized a gain of $1.2 million and an investment in sales-type lease of $2.3 million. Subsequent to exercising the purchase option, the customer opted for an early buy-out of two of the three sales-type leases, resulting in cash proceeds of $2.1 million and additional gains of $0.6 million. As of September 30, 2015, the investment in sales-type leases was $0.7 million. During the nine months ended September 30, 2014, the Company sold or otherwise disposed of property and equipment for proceeds of $7.0 million and recognized gains of $6.1 million.

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
The Company’s effective income tax rates were 56.6% and 48.7% for the three months ended September 30, 2015 and 2014, respectively, and 43.5% and 41.3% for the nine months ended September 30, 2015 and 2014, respectively. In connection with the acquisition of Hauser, the transfer of the AW139 helicopter was treated as a sale for U.S. income tax purposes. Accordingly, the Company recognized a nonrecurring income tax expense of $1.0 million, which has been recorded as a deferred tax liability as the Company plans to qualify the transfer for like-kind exchange treatment under the IRC. The additional expense increased the Company’s effective income tax rate by 4.4% for the nine months ended September 30, 2015. The effective income tax rate for the three months ended September 30, 2015 increased by 22.8% due to non-deductible losses at Sicher, which is a controlled foreign corporation.
7.    LONG-TERM DEBT
The Company’s borrowings as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015	December 31, 2014
7.750% senior notes (excluding unamortized discount)	$175,100	$200,000
Senior secured revolving credit facility	70,000	85,000
Promissory notes	25,335	27,426
Other	119	—
	270,554	312,426
Less: portion due within one year	(25,335)	(27,426)
Less: debt discount, net	(2,346)	(2,882)
Total long-term debt	$242,873	$282,118
7.750% Senior Notes. On December 7, 2012, Era Group issued $200.0 million aggregate principal amount of its 7.750% senior unsecured notes due December 15, 2022 (the “7.750% Senior Notes”) and received net proceeds of $191.9 million. Interest on the 7.750% Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year. During the nine months ended September 30, 2015, the Company repurchased $24.9 million of the 7.750% Senior Notes and recognized a gain on extinguishment of $0.2 million.
Amended and Restated Senior Secured Revolving Credit Facility. On March 31, 2014, Era Group entered into the Revolving Credit Facility that matures in March 2019. The Revolving Credit Facility provides Era Group with the ability to borrow up to $300.0 million, with a sub-limit of up to $50.0 million for letters of credit. Subject to the satisfaction of certain conditions precedent and the agreement by the lenders, the Revolving Credit Facility includes an “accordion” feature which, if exercised, will increase total commitments by up to $100.0 million. Era Group’s availability under the Revolving Credit Facility may be limited by the terms of the 7.750% Senior Notes.
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at Era Group’s election, either a base rate or LIBOR, each as defined, plus an applicable margin. The applicable margin is based on the Company’s ratio of funded debt to EBITDA, as defined, and ranges from 75 to 200 basis points on the base rate margin and 175 to 300 basis points on the LIBOR margin. The applicable margin as of September 30, 2015 was 125 basis points on the base rate margin and 225 basis points on the LIBOR margin. In addition, the Company is required to pay a quarterly commitment fee based on the average unfunded portion of the committed amount at a rate based on the Company’s ratio of funded debt to EBITDA, as defined, that ranges from 37.5 to 50 basis points. As of September 30, 2015, the commitment fee was 50 basis points.
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

As of September 30, 2015, Era Group had $70.0 million of outstanding borrowings under the Revolving Credit Facility, and the remaining availability was $227.2 million, net of issued letters of credit of $2.8 million. In connection with the amendment of the Revolving Credit Facility in 2014, Era Group incurred debt issuance costs of $2.4 million. Such costs are included in other assets on the condensed consolidated balance sheets and are amortized to interest expense in the condensed consolidated statements of operations over the life of the Revolving Credit Facility.
Promissory Notes. During the nine months ended September 30, 2015, Era Group made scheduled payments on other long-term debt of $2.1 million.

8.	COMMITMENTS AND CONTINGENCIES
Fleet. The Company’s unfunded capital commitments as of September 30, 2015 consisted primarily of agreements to purchase helicopters and totaled $174.5 million, of which $65.3 million is payable during the remainder of 2015 with the balance payable through 2017. The Company also had $1.6 million of deposits paid on options not yet exercised. The Company may terminate $107.3 million of its total commitments (inclusive of deposits paid on options not yet exercised) without further liability other than aggregate liquidated damages of $2.5 million.
Included in these commitments are orders to purchase nine AW189 heavy helicopters, three S92 heavy helicopters and five AW169 light twin helicopters. The AW189 and S92 helicopters are scheduled to be delivered in 2015 through 2017. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company had outstanding options to purchase up to an additional ten AW189 helicopters and three S92 helicopters. If these options are exercised, the helicopters would be scheduled for delivery beginning in 2016 through 2018.
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
In April 2014, the Company entered into a settlement agreement with Airbus Helicopters (formerly Eurocopter), a division of Airbus Group (formerly European Aeronautic Defense and Space Company), with respect to the extended suspension of operations of H225 heavy helicopters in 2012 and 2013. The settlement agreement provides for certain service and product credit discounts, including credits that will be available to the Company for a period of four years from the date of the agreement to be applied against support services available from Airbus Helicopters covering spare parts, repair and overhaul, service bulletins, technical assistance or other services. The Company expects to be able to apply such service credits over the next two to three quarters, and such credits will result in a reduction in operating expenses in the periods utilized.  During the three and nine months ended September 30, 2015, the Company utilized credits in the amount of $1.4 million and $3.9 million, respectively.

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

Computations of basic and diluted earnings per common share of the Company for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to Era Group Inc.(1)	$848	$4,213	$11,989	$13,752
Shares:
Weighted average common shares outstanding - basic	20,260,514	20,098,239	20,243,653	20,039,609
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method (2)	26,555	65,751	49,129	68,790
Weighted average common shares outstanding - diluted	20,287,069	20,163,990	20,292,782	20,108,399

Earnings (loss) per common share:
Basic	$0.04	$0.21	$0.59	$0.69
Diluted	$0.04	$0.21	$0.59	$0.68
____________________

(1)
Excludes net income of $13 and $53 attributable to unvested common shares for the three months ended September 30, 2015 and 2014, respectively, and $163 and $180 for the nine months ended September 30, 2015 and 2014, respectively.

(2)
Excludes weighted average common shares of 331,145 and 45,000 for the three months ended September 30, 2015 and 2014, respectively, and 163,048 and 31,978 for the nine months ended September 30, 2015 and 2014, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.

10.	RELATED PARTY TRANSACTIONS
The Company terminated its Amended and Restated Transition Services Agreement (“TSA”) with SEACOR Holdings Inc. (“SEACOR”) effective June 30, 2015. The Company incurred costs under the TSA of $0 and $0.8 million during the three months ended September 30, 2015 and 2014, respectively, and $0.6 million and $2.3 million during the nine months ended September 30, 2015 and 2014, respectively. Such costs are classified as administrative and general expenses in the condensed consolidated statements of operations. As of September 30, 2015 and December 31, 2014, the Company had a payable due to SEACOR of $0.1 million and $0.3 million, respectively.
The Company purchased products from its Dart Holding Company Ltd. (“Dart”) joint venture totaling $0.5 million and $1.7 million during the three and nine months ended September 30, 2015, respectively, and $1.2 million and $2.8 million during the three and nine months ended September 30, 2014, respectively. The Company also has a note receivable from Dart which had a balance of $3.7 million and $4.0 million as of September 30, 2015 and December 31, 2014, respectively.
The Company paid $0 and $0.3 million during the three and nine months ended September 30, 2015, respectively, and $0.1 million and $0.3 million during the three and nine months ended September 30, 2014, respectively, for services from its Era Training Center, LLC (“ETC”) joint venture. The Company also has a note receivable from ETC which had a balance of $4.4 million and $4.7 million as of September 30, 2015 and December 31, 2014, respectively.
In connection with the transfer of ownership of Aeróleo (see Note 13), the Company issued standby letters of credit in the amount of $1.8 million which will remain outstanding until all required payments have been made to the transferring partner. If such payments are not made prior to October 18, 2016, the letters of credit will be used to fund the remaining balance.

11.	SHARE-BASED COMPENSATION
Restricted Stock Awards. The number of shares and weighted average grant price of restricted stock awards during the nine months ended September 30, 2015 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested as of December 31, 2014	195,920	$25.48
Restricted stock awards granted:
Non-employee directors	16,938	$21.26
Employees	176,750	$20.78
Vested	(71,186)	$25.58
Forfeited	(600)	$23.66
Non-vested as of September 30, 2015	317,822	$22.62
The total fair value of shares vested during the nine months ended September 30, 2015 and 2014 was $1.8 million and $4.0 million, respectively.
Stock Options. During the nine months ended September 30, 2015, the Company awarded 75,000 stock options. The Company uses a Black-Scholes option pricing model to estimate the fair value of stock options. The following table shows the assumptions used to compute the share-based compensation expense for stock options granted during the nine months ended September 30, 2015:

Risk free interest rate	1.48%
Expected life (years)	5
Volatility	35.27%
Dividend yield	—%
Weighted average exercise price of options granted (per option)	$20.13
Weighted average grant-date fair value of options granted (per option)	$6.69
Employee Stock Purchase Plan (“ESPP”). During the nine months ended September 30, 2015, the Company issued 66,273 shares under the ESPP. As of September 30, 2015, 180,641 shares remain available for issuance under the ESPP.
Total share-based compensation expense, which includes stock options, restricted stock and the ESPP, was $2.7 million and $5.2 million for the nine months ended September 30, 2015 and 2014, respectively.

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
As a result of the agreement by these subsidiaries to guarantee the 7.750% Senior Notes, the Company is presenting the following condensed consolidating balance sheets and statements of operations, comprehensive income and cash flows for Era Group (“Parent”), the Guarantors and the Company’s other subsidiaries (“Non-guarantors”). These statements should be read in conjunction with the unaudited condensed consolidated financial statements of the Company. The supplemental condensed consolidating financial information has been prepared pursuant to the rules and regulations for condensed financial information and does not include all disclosures included in annual financial statements.

Supplemental Condensed Consolidating Balance Sheet as of September 30, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$10,877	$—	$2,931	$—	$13,808
Receivables:
Trade, net of allowance for doubtful accounts of $1,999	40	39,364	94	—	39,498
Other	—	2,460	43	10	2,513
Inventories, net	—	24,735	197	—	24,932
Deferred income taxes	4,134	—	—	(1,858)	2,276
Prepaid expenses and other	607	2,326	122	—	3,055
Escrow deposits	190	2,107	—	—	2,297
Total current assets	15,848	70,992	3,387	(1,848)	88,379
Property and equipment	—	1,150,020	25,673	—	1,175,693
Accumulated depreciation	—	(308,103)	(2,967)	—	(311,070)
Net property and equipment	—	841,917	22,706	—	864,623
Equity investments and advances	—	30,256	—	—	30,256
Investments in consolidated subsidiaries	198,957	—	—	(198,957)	—
Goodwill	—	352	1,237	—	1,589
Intangible assets	—	—	1,411	—	1,411
Intercompany receivables	501,929	—	1,199	(503,128)	—
Other assets	5,704	6,818	—	—	12,522
Total assets	$722,438	$950,335	$29,940	$(703,933)	$998,780
LIABILITIES, REDEEMABLE NONCONTROLLING INTREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$449	$10,895	$693	$—	$12,037
Accrued wages and benefits	—	7,828	33	—	7,861
Accrued interest	3,977	15	—	—	3,992
Current portion of long-term debt	—	25,335	—	—	25,335
Derivative instruments	—	71	—	—	71
Accrued income taxes	—	7,404	1	10	7,415
Other current liabilities	960	3,767	8	—	4,735
Total current liabilities	5,386	55,315	735	10	61,446
Long-term debt	242,754	—	119	—	242,873
Deferred income taxes	—	215,038	818	(1,858)	213,998
Intercompany payables	—	481,130	21,998	(503,128)	—
Other liabilities	—	1,956	—	—	1,956
Total liabilities	248,140	753,439	23,670	(504,976)	520,273
Redeemable noncontrolling interest	—	—	4,783	—	4,783
Equity:
Era Group Inc. stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,499,050 outstanding, exclusive of treasury shares	207	—	—	—	207
Additional paid-in capital	432,774	99,812	5,056	(104,868)	432,774
Retained earnings	43,949	97,658	(3,569)	(94,089)	43,949
Treasury shares, at cost, 151,193 shares	(2,632)	—	—	—	(2,632)
Accumulated other comprehensive income, net of tax	—	92	—	—	92
Total Era Group Inc. stockholders’ equity	474,298	197,562	1,487	(198,957)	474,390
Noncontrolling interest in subsidiary	—	(666)	—	—	(666)
Total equity	474,298	196,896	1,487	(198,957)	473,724
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$722,438	$950,335	$29,940	$(703,933)	$998,780

Supplemental Condensed Consolidating Balance Sheet as of December 31, 2014

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$16,481	$22,188	$2,198	$—	$40,867
Receivables:
Trade, net of allowance for doubtful accounts of $1,955	39	33,351	—	—	33,390
Other, net of allowance for doubtful accounts of $437	65	1,997	—	—	2,062
Inventories, net	—	26,869	—	—	26,869
Deferred income taxes	4,083	—	—	(2,087)	1,996
Prepaid expenses and other	424	2,237	—	—	2,661
Total current assets	21,092	86,642	2,198	(2,087)	107,845
Property and equipment	—	1,161,330	9,937	—	1,171,267
Accumulated depreciation	—	(306,010)	(2,131)	—	(308,141)
Net property and equipment	—	855,320	7,806	—	863,126
Equity investments and advances	—	31,753	—	—	31,753
Investments in consolidated subsidiaries	182,294	—	—	(182,294)	—
Goodwill	—	352	—	—	352
Intercompany receivables	616,932	12,258	1,395	(630,585)	—
Other assets	6,914	7,184	—	—	14,098
Total assets	$827,232	$993,509	$11,399	$(814,966)	$1,017,174
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$299	$14,817	$4	$—	$15,120
Accrued wages and benefits	—	7,521	—	—	7,521
Accrued interest	930	19	—	—	949
Current portion of long-term debt	—	27,426	—	—	27,426
Derivative instruments	784	325	—	—	1,109
Accrued income taxes	—	267	—	—	267
Other current liabilities	556	2,606	—	—	3,162
Total current liabilities	2,569	52,981	4	—	55,554
Long-term debt	282,118	—	—	—	282,118
Deferred income taxes	—	219,114	—	(2,087)	217,027
Intercompany payables	81,986	536,341	12,258	(630,585)	—
Other liabilities	—	2,111	—	—	2,111
Total liabilities	366,673	810,547	12,262	(632,672)	556,810
Equity:
Era Group Inc. stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,371,672 outstanding, exclusive of treasury shares	204	—	—	—	204
Additional paid-in capital	429,109	99,845	496	(100,341)	429,109
Retained earnings	31,797	83,312	(1,359)	(81,953)	31,797
Treasury shares, at cost, 18,609 shares	(551)	—	—	—	(551)
Accumulated other comprehensive income, net of tax	—	95	—	—	95
Total Era Group Inc. stockholders’ equity	460,559	183,252	(863)	(182,294)	460,654
Noncontrolling interest in subsidiary	—	(290)	—	—	(290)
Total equity	460,559	182,962	(863)	(182,294)	460,364
Total liabilities and stockholders’ equity	$827,232	$993,509	$11,399	$(814,966)	$1,017,174

Supplemental Condensed Consolidating Statements of Operations for the Three Months Ended September 30, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$69,491	$655	$(405)	$69,741
Costs and expenses:
Operating	—	42,812	600	(405)	43,007
Administrative and general	1,773	9,329	136	—	11,238
Depreciation	—	11,674	512	—	12,186
Total costs and expenses	1,773	63,815	1,248	(405)	66,431
Gains on asset dispositions, net	—	1,813	—	—	1,813
Operating income (loss)	(1,773)	7,489	(593)	—	5,123
Other income (expense):
Interest income	4	228	—	—	232
Interest expense	(2,801)	(298)	(22)	—	(3,121)
Intercompany interest income (expense)	—	165	(165)	—	—
Gain on debt extinguishment	(16)	—	—	—	(16)
Derivative losses, net	—	8	—	—	8
Foreign currency gains, net	4	75	67	—	146
Total other income (expense)	(2,809)	178	(120)	—	(2,751)
Income (loss) before income taxes and equity earnings	(4,582)	7,667	(713)	—	2,372
Income tax expense (benefit)	(2,593)	4,340	(404)	—	1,343
Income (loss) before equity earnings	(1,989)	3,327	(309)	—	1,029
Equity losses, net of tax	—	(376)	—	—	(376)
Equity in earnings (losses) of subsidiaries	2,850	—	—	(2,850)	—
Net income (loss)	861	2,951	(309)	(2,850)	653
Net loss attributable to non-controlling interest in subsidiary	—	49	159	—	208
Net income (loss) attributable to Era Group Inc.	$861	$3,000	$(150)	$(2,850)	$861

Supplemental Condensed Consolidating Statements of Operations for the Three Months Ended September 30, 2014

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$90,120	$527	$(137)	$90,510
Costs and expenses:
Operating	—	54,289	58	(65)	54,282
Administrative and general	2,047	10,966	—	(72)	12,941
Depreciation	—	11,601	145	—	11,746
Total costs and expenses	2,047	76,856	203	(137)	78,969
Gains on asset dispositions, net	—	42	—	—	42
Operating income	(2,047)	13,306	324	—	11,583
Other income (expense):
Interest income	18	111	1	—	130
Interest expense	(3,444)	(185)	—	—	(3,629)
Derivative losses, net	(1,605)	(98)	—	—	(1,703)
Foreign currency losses, net	(188)	(297)	—	—	(485)
Other, net	(2)	(1)	—	—	(3)
Total other income (expense)	(5,221)	(470)	1	—	(5,690)
Income (loss) before income taxes and equity earnings	(7,268)	12,836	325	—	5,893
Income tax expense (benefit)	(3,540)	6,250	158	—	2,868
Income (loss) before equity earnings	(3,728)	6,586	167	—	3,025
Equity earnings, net of tax	—	1,286	—	—	1,286
Equity in earnings (losses) of subsidiaries	7,994	—	—	(7,994)	—
Net income (loss)	4,266	7,872	167	(7,994)	4,311
Net income attributable to non-controlling interest in subsidiary	—	(45)	—	—	(45)
Net income (loss) attributable to Era Group Inc.	$4,266	$7,827	$167	$(7,994)	$4,266

Supplemental Condensed Consolidating Statements of Operations for the Nine Months Ended September 30, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$207,550	$1,087	$(743)	$207,894
Costs and expenses:
Operating	—	125,886	1,253	(743)	126,396
Administrative and general	4,889	26,582	289	—	31,760
Depreciation	—	34,341	845	—	35,186
Total costs and expenses	4,889	186,809	2,387	(743)	193,342
Gains on asset dispositions, net	—	7,564	(2,605)	—	4,959
Operating income (loss)	(4,889)	28,305	(3,905)	—	19,511
Other income (expense):
Interest income	12	786	2	—	800
Interest expense	(8,909)	(605)	(33)	—	(9,547)
Intercompany interest income (expense)	—	489	(489)	—	—
Gain on debt extinguishment	248	—	—	—	248
Derivative losses, net	—	(14)	—	—	(14)
Foreign currency gains (losses), net	620	(2,958)	67	—	(2,271)
Gain on sale of FBO	12,946	—	—	—	12,946
Other, net	—	—	(9)	—	(9)
Total other income (expense)	4,917	(2,302)	(462)	—	2,153
Income (loss) before income taxes and equity earnings	28	26,003	(4,367)	—	21,664
Income tax expense (benefit)	12	11,314	(1,900)	—	9,426
Income (loss) before equity earnings	16	14,689	(2,467)	—	12,238
Equity losses, net of tax	—	(719)	—	—	(719)
Equity in earnings (losses) of subsidiaries	12,136	—	—	(12,136)	—
Net income (loss)	12,152	13,970	(2,467)	(12,136)	11,519
Net loss attributable to non-controlling interest in subsidiary	—	376	257	—	633
Net income (loss) attributable to Era Group Inc.	$12,152	$14,346	$(2,210)	$(12,136)	$12,152

Supplemental Condensed Consolidating Statements of Operations for the Nine Months Ended September 30, 2014

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$256,013	$1,034	$(514)	$256,533
Costs and expenses:
Operating	—	158,686	212	(297)	158,601
Administrative and general	5,496	29,061	—	(217)	34,340
Depreciation	—	34,021	437	—	34,458
Total costs and expenses	5,496	221,768	649	(514)	227,399
Gains on asset dispositions, net	—	6,072	—	—	6,072
Operating income	(5,496)	40,317	385	—	35,206
Other income (expense):
Interest income	63	351	4	—	418
Interest expense	(10,617)	(605)	—	—	(11,222)
Intercompany interest income (expense)	—	254	(254)	—	—
Derivative losses, net	(1,605)	(139)	—	—	(1,744)
Note receivable impairment	(2,457)	—	—	—	(2,457)
Foreign currency losses, net	2,257	(2,778)	—	—	(521)
Other, net	10	—	—	—	10
Total other income (expense)	(12,349)	(2,917)	(250)	—	(15,516)
Income (loss) before income taxes and equity earnings	(17,845)	37,400	135	—	19,690
Income tax expense (benefit)	(7,370)	15,444	56	—	8,130
Income (loss) before equity earnings	(10,475)	21,956	79	—	11,560
Equity earnings, net of tax	—	2,321	—	—	2,321
Equity in earnings (losses) of subsidiaries	24,407	—	—	(24,407)	—
Net income (loss)	13,932	24,277	79	(24,407)	13,881
Net loss attributable to non-controlling interest in subsidiary	—	51	—	—	51
Net income (loss) attributable to Era Group Inc.	$13,932	$24,328	$79	$(24,407)	$13,932

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended September 30, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$861	$2,951	$(309)	$(2,850)	$653
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(1)	137	—	136
Total other comprehensive income (loss)	—	(1)	137	—	136
Comprehensive income (loss)	861	2,950	(172)	(2,850)	789
Comprehensive loss attributable to non-controlling interest in subsidiary	—	49	159	—	208
Comprehensive income (loss) attributable to Era Group Inc.	$861	$2,999	$(13)	$(2,850)	$997

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended September 30, 2014

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$4,266	$7,872	$167	$(7,994)	$4,311
Other comprehensive loss:
Foreign currency translation adjustments	—	(65)	—	—	(65)
Income tax benefit	—	18	—	—	18
Total other comprehensive loss	—	(47)	—	—	(47)
Comprehensive income (loss)	4,266	7,825	167	(7,994)	4,264
Comprehensive income attributable to non-controlling interest in subsidiary	—	(45)	—	—	(45)
Comprehensive income (loss) attributable to Era Group Inc.	$4,266	$7,780	$167	$(7,994)	$4,219

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Nine Months Ended September 30, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$12,152	$13,970	$(2,467)	$(12,136)	$11,519
Other comprehensive loss:
Foreign currency translation adjustments	—	(4)	—	—	(4)
Income tax benefit	—	1	—	—	1
Total other comprehensive loss	—	(3)	—	—	(3)
Comprehensive income (loss)	12,152	13,967	(2,467)	(12,136)	11,516
Comprehensive loss attributable to non-controlling interest in subsidiary	—	376	257	—	633
Comprehensive income (loss) attributable to Era Group Inc.	$12,152	$14,343	$(2,210)	$(12,136)	$12,149

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Nine Months Ended September 30, 2014

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$13,932	$24,277	$79	$(24,407)	$13,881
Other comprehensive loss:
Foreign currency translation adjustments	—	(119)	—	—	(119)
Income tax benefit	—	42	—	—	42
Total other comprehensive loss	—	(77)	—	—	(77)
Comprehensive income (loss)	13,932	24,200	79	(24,407)	13,804
Comprehensive loss attributable to non-controlling interest in subsidiary	—	51	—	—	51
Comprehensive income (loss) attributable to Era Group Inc.	$13,932	$24,251	$79	$(24,407)	$13,855

Supplemental Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(5,604)	$25,718	$15,729	$—	$35,843
Cash flows from investing activities:
Purchases of property and equipment	—	(47,257)	(11,773)	11,770	(47,260)
Proceeds from disposition of property and equipment	—	32,401	—	(11,770)	20,631
Cash settlements on forward contracts, net	—	—	—	(1,103)	(1,103)
Business acquisitions, net of cash acquired	—	—	(3,165)	—	(3,165)
Proceeds from sale of FBO	—	—	—	14,252	14,252
Principal payments on notes due from equity investees	—	514	—	—	514
Principal payments on third party notes receivable	—	25	—	—	25
Escrow deposits, net	—	(2,007)	—	(190)	(2,197)
Repayment of intercompany debt	—	12,959	—	(12,959)	—
Net cash used in investing activities	—	(3,365)	(14,938)	—	(18,303)
Cash flows from financing activities:
Payments on long-term debt	—	(2,091)	(58)	(50,000)	(52,149)
Proceeds from Revolving Credit Facility	—	—	—	35,000	35,000
Extinguishment of long-term debt	—	—	—	(24,335)	(24,335)
Proceeds from share award plans	—	—	—	1,096	1,096
Purchase of treasury shares	—	—	—	(2,069)	(2,069)
Tax expense on vested restricted stock	—	—	—	(114)	(114)
Repayment of intercompany debt	—	(40,422)	—	40,422	—
Net cash used in financing activities	—	(42,513)	(58)	—	(42,571)
Effects of exchange rate changes on cash and cash equivalents	—	(2,028)	—	—	(2,028)
Net increase (decrease) in cash and cash equivalents	(5,604)	(22,188)	733	—	(27,059)
Cash and cash equivalents, beginning of period	16,481	22,188	2,198	—	40,867
Cash and cash equivalents, end of period	$10,877	$—	$2,931	$—	$13,808

Supplemental Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2014

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(2,296)	$63,542	$720	$—	$61,966
Cash flows from investing activities:
Purchases of property and equipment	—	(63,966)	—	—	(63,966)
Proceeds from disposition of property and equipment	—	7,020	—	—	7,020
Investments in and advances to equity investees	—	(125)	—	—	(125)
Proceeds from sale of interest in equity investees	—	6,381	—	—	6,381
Principal payments on notes due from equity investees	—	474	—	—	474
Principal payments on third party notes receivable	—	424	—	—	424
Net cash used in investing activities	—	(49,792)	—	—	(49,792)
Cash flows from financing activities:
Payments on long-term debt	—	(2,187)	—	—	(2,187)
Revolving Credit Facility issuance costs	—	—	—	(2,446)	(2,446)
Proceeds from share award plans	—	—	—	1,458	1,458
Repayment of intercompany debt	—	(988)	—	988	—
Net cash used in financing activities	—	(3,175)	—	—	(3,175)
Effects of exchange rate changes on cash and cash equivalents	—	23	—	—	23
Net decrease in cash and cash equivalents	(2,296)	10,598	720	—	9,022
Cash and cash equivalents, beginning of period	24,635	5,403	1,297	—	31,335
Cash and cash equivalents, end of period	$22,339	$16,001	$2,017	$—	$40,357

13.	SUBSEQUENT EVENTS
On October 1, 2015, the Company’s partner in Aeróleo completed the transfer of 50% of the economic and 80% of the voting interest in Aeróleo to a third party. Aeróleo and the Company are required to pay an aggregate of $1.4 million to complete the transaction. In connection with the transfer, the Company entered into a shareholders agreement with the new partner that requires supermajority shareholder and/or board approval with respect to specified, significant actions, and a put/call option arrangement which gives the Company the right to purchase at any time, and the new partner the right to put to the Company after two years, the new partner’s interest in Aeróleo. As a result of these partnership provisions, the Company is deemed by U.S. GAAP to be the primary beneficiary of Aeróleo, which will be consolidated in the Company’s financial statements beginning in the fourth quarter of 2015. As a part of the same transaction, the Company obtained the remaining 50% ownership interest in Era do Brazil, a single purpose entity which owns one AW139 medium helicopter leased to Aeróleo, resulting in 100% ownership. Era do Brazil is a VIE, and as the primary beneficiary, the Company has been consolidating Era do Brazil in its financial statements since September 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014, included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2014.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others:

•
the Company’s dependence on, and the cyclical and volatile nature of, offshore oil and gas exploration, development and production activity, and the impact of general economic conditions and fluctuations in worldwide prices of and demand for oil and natural gas on such activity levels;

•	the Company’s reliance on a small number of customers and reduction of our customer base resulting from consolidation;

•	risks inherent in operating helicopters;

•	the Company’s ability to maintain an acceptable safety record;

•	the Company’s ability to successfully expand into other geographic and helicopter service markets;

•	the impact of increased United States (“U.S.”) and foreign government regulation and legislation, including potential government implemented moratoriums on drilling activities;

•	risks of engaging in competitive processes or expending significant resources, with no guaranty of recoupment;

•	risks of a grounding of all or a portion of the Company’s fleet for extended periods of time or indefinitely;

•	risks that the Company’s customers reduce or cancel contracted services or tender processes;

•	the Company’s reliance on a small number of helicopter manufacturers and suppliers;

•
risks associated with political instability, governmental action, war, acts of terrorism and changes in the economic condition in any foreign country where the Company does business, which may result in expropriation, nationalization, confiscation or deprivation of its assets or result in claims of a force majeure situation;

•	the impact of declines in the global economy and financial markets;

•	the impact of fluctuations in foreign currency exchange rates on the Company’s cost to purchase helicopters, spare parts and related services and on asset values;

•	the Company’s credit risk exposure;

•	the Company’s ongoing need to replace aging helicopters;

•	the Company’s reliance on the secondary used helicopter market to dispose of older helicopters;

•	the Company’s reliance on information technology;

•	the impact of allocation of risk between the Company and its customers;

•	the liability, legal fees and costs in connection with providing emergency response services;

•	risks associated with the Company’s debt structure;

•	operational and financial difficulties of the Company’s joint ventures and partners;

•	conflict with the other owners of the Company’s non-wholly owned subsidiaries and other equity investees;

•	adverse results of legal proceedings;

•	adverse weather conditions and seasonality;

•	adequacy of the Company’s insurance coverage;

•	the attraction and retention of qualified personnel;

•	restrictions on the amount of foreign ownership of the Company’s common stock; and

•	various other matters and factors, many of which are beyond the Company’s control.

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
Overview
Our helicopters are primarily used to transport personnel to, from and between offshore oil and gas production platforms, drilling rigs and other installations. In addition to serving the oil and gas industry, we provide search and rescue, air medical services, utility services and Alaska flightseeing tours, among other activities. We are one of the largest helicopter operators in the world, and we also provide helicopters and related services to third-party helicopter operators and foreign affiliates. We currently have customers in the U.S., Brazil, Colombia, India, Norway, Spain and the United Kingdom.
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
Recent Developments
We continue to experience excess capacity in our medium helicopters, and we expect excess capacity in our heavy helicopters to increase beginning in the fourth quarter of 2015. Our fleet’s excess helicopters include those that are not otherwise under customer contracts, undergoing maintenance or dedicated for charter activity. Although we take actions to minimize excess capacity, we expect a certain level of excess capacity at any given time in an aviation logistics business as a result of the evolving nature of customers’ needs. As a result of the higher excess capacity beginning during the fourth quarter of 2014, our operating revenues have been negatively impacted during 2015. Through fleet management initiatives, participation in competitive bids and pursuit of additional opportunities in the U.S. Gulf of Mexico and abroad, we are focused on maximizing the utilization of our fleet and reducing the excess capacity in our medium and heavy helicopters. If we are not successful in securing sufficient new projects, we may experience a further decline in the utilization of our medium and heavy helicopters which would impact our financial results.
Aeróleo Update
Since the acquisition of our interest in Aeróleo Taxi Aereo S/A (“Aeróleo”), it has faced several challenges with respect to generating revenues from the helicopters that it dry-leases from us. See Note 5 to our consolidated financial statements in Item 8 of our most recent Annual Report on Form 10-K for more information. A continuation of any combination of these financial difficulties, taken separately or together, may impede Aeróleo’s ability to pay for the equipment lease obligations to us, and/or necessitate an infusion of capital from us to allow Aeróleo to continue to operate and, as a result, may adversely impact our results of operations. Due to liquidity issues experienced by Aeróleo, as of September 30, 2015, we had deferred the recognition of $42.1 million of revenues from Aeróleo.
We were in a dispute with our partner in Aeróleo with respect to our contractual shareholder rights related to any attempted sale or transfer by such partner of its interests, which was being resolved through arbitration. On February 15, 2014, with our consent, definitive agreements were executed with respect to the transfer to a third party of the 50% economic and 80% voting interest held by our partner in Aeróleo. On October 1, 2015, our partner completed the transfer of its economic and voting interest to a third party. We and Aeróleo are required to pay an aggregate of $1.4 million to complete the transaction. In connection with the transfer, we entered into a shareholders agreement with the new partner that requires supermajority shareholder and/or board approval with respect to specified, significant actions, and a put/call option arrangement which gives us the right to purchase at any time, and the new partner the right to put to us after two years, the new partner’s interest in Aeróleo. As a result of these partnership provisions, we are deemed by U.S. GAAP to be the primary beneficiary of Aeróleo, and Aeróleo’s financial position and results of operations will be consolidated in our financial statements beginning in the fourth quarter of 2015. As a part of the same transaction, we obtained the remaining 50% ownership interest in Era do Brazil LLC (“Era do Brazil”), a single purpose entity which owns one AW139 medium helicopter leased to Aeróleo, resulting in 100% ownership. Era do Brazil is a variable interest entity, and as the primary beneficiary, we have been consolidating Era do Brazil in our financial statements since September 2012.
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
Fleet Update
As of September 30, 2015, we had unfunded capital commitments consisting primarily of agreements to purchase helicopters totaling $174.5 million, including nine AW189 heavy helicopters, three S92 heavy helicopters and five AW169 light twin helicopters. The AW189 and S92 helicopters are scheduled to be delivered in 2015 through 2017. Delivery dates for the AW169 helicopters have yet to be determined. During the third quarter of 2015, we took delivery of one S92 helicopter and placed it in service during the fourth quarter of 2015. In addition, we had outstanding options to purchase up to an additional ten AW189 helicopters and three S92 helicopters. If these options are exercised, the helicopters would be scheduled for delivery beginning in 2016 through 2018. We also have the option to terminate $107.3 million of our total commitments (inclusive of deposits paid on options not yet exercised) without further liability other than aggregate liquidated damages of $2.5 million.

Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	(in thousands)%		(in thousands)%		(in thousands)%		(in thousands)%
Operating Revenues:
United States	$57,879	83	$76,807	85	171,796	83	219,070	85
Foreign	11,862	17	13,703	15	36,098	17	37,463	15
Total operating revenues	69,741	100	90,510	100	207,894	100	256,533	100
Costs and Expenses:
Operating:
Personnel	16,382	24	19,413	22	49,693	24	56,986	22
Repairs and maintenance	14,732	21	16,339	18	40,304	19	50,642	20
Insurance and loss reserves	1,321	2	2,188	2	5,445	3	7,256	3
Fuel	3,174	5	7,406	8	9,573	5	20,454	8
Leased-in equipment	234	—	320	—	726	—	877	—
Other	7,164	10	8,616	10	20,655	10	22,386	9
Total operating expenses	43,007	62	54,282	60	126,396	61	158,601	62
Administrative and general	11,238	16	12,941	14	31,760	15	34,340	13
Depreciation and amortization	12,186	18	11,746	13	35,186	17	34,458	13
Total costs and expenses	66,431	96	78,969	87	193,342	93	227,399	88
Gains on asset dispositions, net	1,813	3	42	—	4,959	2	6,072	2
Operating income	5,123	7	11,583	13	19,511	9	35,206	14
Other income (expense):
Interest income	232	—	130	—	800	—	418	—
Interest expense	(3,121)	(4)	(3,629)	(4)	(9,547)	(4)	(11,222)	(4)
Gain (loss) on debt extinguishment	(16)	—	—	—	248	—	—	—
Derivative gains (losses), net	8	—	(1,703)	(2)	(14)	—	(1,744)	(1)
Note receivable impairment	—	—	—	—	—	—	(2,457)	(1)
Foreign currency gains (losses), net	146	—	(485)	—	(2,271)	(1)	(521)	—
Gain on sale of FBO	—	—	—	—	12,946	6	—	—
Other, net	—	—	(3)	—	(9)	—	10	—
Total other income (expense)	(2,751)	(4)	(5,690)	(6)	2,153	1	(15,516)	(6)
Income before income taxes and equity earnings	2,372	3	5,893	7	21,664	10	19,690	8
Income tax expense	1,343	2	2,868	3	9,426	5	8,130	3
Income before equity earnings	1,029	1	3,025	4	12,238	5	11,560	5
Equity earnings (losses), net of tax	(376)	(1)	1,286	1	(719)	—	2,321	1
Net income	653	—	4,311	5	11,519	5	13,881	6
Net loss (income) attributable to noncontrolling interest in subsidiary	208	—	(45)	—	633	—	51	—
Net income attributable to Era Group Inc.	$861	—	$4,266	5	$12,152	5	$13,932	6

Operating Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	(in thousands)%		(in thousands)%		(in thousands)%		(in thousands)%
Operating revenues:
Oil and gas: (1)
U.S. Gulf of Mexico	$42,132	60	$52,870	58	125,866	61	153,726	60
Alaska	5,429	8	7,984	9	15,239	7	23,486	9
International	60	—	1,514	2	107	—	2,932	1
Total oil and gas	47,621	68	62,368	69	141,212	68	180,144	70
Dry-leasing	11,925	17	12,392	14	36,114	18	34,734	13
Search and rescue	4,418	6	5,666	6	14,645	7	16,913	7
Air medical services	1,854	3	2,569	3	6,135	3	8,797	3
Flightseeing	3,923	6	4,043	4	7,041	3	6,989	3
FBO	—	—	3,562	4	2,760	1	9,262	4
Eliminations	—	—	(90)	—	(13)	—	(306)	—
	$69,741	100	$90,510	100	207,894	100	256,533	100
____________________

(1)	Primarily oil and gas services, but also includes revenues from activities such as firefighting and utility support.

Current Year Quarter compared to Prior Year Quarter
Operating Revenues. Operating revenues were $20.8 million lower in the three months ended September 30, 2015 (the “Current Year Quarter”) compared to the three months ended September 30, 2014 (the “Prior Year Quarter”).
Operating revenues from oil and gas operations in the U.S. Gulf of Mexico were $10.7 million lower in the Current Year Quarter due to an overall decline in the demand for helicopter services. Operating revenues from medium and heavy helicopters were $8.2 million and $2.1 million lower, respectively, primarily due to lower utilization. Operating revenues from light twin engine helicopters were $0.2 million lower primarily due to lower average rates. Operating revenues from single engine helicopters were consistent with the Prior Year Quarter.
Operating revenues from oil and gas operations in Alaska were $2.6 million lower in the Current Year Quarter. Operating revenues from medium helicopters were $1.3 million lower due to lower average rates. Operating revenues from light twin and single engine helicopters were $1.1 million and $0.1 million lower, respectively, primarily due to lower utilization.
Operating revenues from international oil and gas operations were $1.5 million lower in the Current Year Quarter primarily due to the completion of a contract subsequent to the Prior Year Quarter.
Revenues from dry-leasing activities were $0.5 million lower in the Current Year Quarter primarily due to decreased revenue of $1.9 million related to contracts that ended subsequent to the Prior Year Quarter, partially offset by increased cash receipts of $1.5 million from our Brazilian joint venture, Aeróleo. Revenues from Aeróleo have been recognized only as cash is received.
Operating revenues from search and rescue ("SAR") activities were $1.2 million lower in the Current Year Quarter primarily due to the end of a subscriber contract and reduced flight activity.
Operating revenues from air medical services were $0.7 million lower in the Current Year Quarter primarily due to a contract that ended subsequent to the Prior Year Quarter.
Operating revenues from flightseeing activities were $0.1 million lower in the Current Year Quarter primarily due to reduced customer bookings.
Operating revenues from FBO activities were $3.6 million lower in the Current Year Quarter primarily due to the sale of the FBO on May 1, 2015.
Operating Expenses.  Operating expenses were $11.3 million lower in the Current Year Quarter. Fuel expenses were $2.2 million lower primarily due to lower fuel prices and reduced flight hours and $2.1 million lower due to the sale of the FBO. Personnel costs were $3.0 million lower primarily due to reduced headcount, overtime and travel costs. Repairs and maintenance expenses were $1.6 million lower primarily due to a $0.7 million decrease related to the timing of repairs and a $0.9 million decrease in power-by-the-hour ("PBH") expense due to reduced flight hours. Other operating expenses were $1.5 million lower primarily due to reduced subcontractor expenses, freight and other taxes. Insurance and loss reserves were $0.9 million lower primarily due to the receipt of a good experience credit in the Current Year Quarter.
Administrative and General. Administrative and general expenses were $1.7 million lower in the Current Year Quarter. Compensation and benefits costs were $2.3 million lower primarily due to severance expenses related to the Company's former Chief Executive Officer in the Prior Year Quarter. Shared services were $0.8 million lower due to the termination of the Amended and Restated Transition Services Agreement ("TSA") with SEACOR Holdings Inc. (“SEACOR”). These decreases were partially offset by an increase of $0.8 million in professional service fees and an increase of $0.6 million in information technology costs due to the transition of services from SEACOR.
Depreciation and Amortization. Depreciation and amortization expense was $0.4 million higher than the Prior Year Quarter primarily due to depreciation expense on a base expansion project and additional information technology infrastructure required as a result of the transition of services from SEACOR.
Gains on Asset Dispositions, Net.  Gains on asset dispositions were $1.8 million higher in the Current Year Quarter. In the Current Year Quarter, we sold four helicopters for proceeds of $8.9 million resulting in gains of $0.5 million. In addition, we recognized gains of $0.6 million related to the early buy-out of two helicopter leases by a customer and $0.7 million related to other equipment sales. There were no significant asset dispositions during the Prior Year Quarter.
Operating Income. Operating income as a percentage of revenues was 7% in the Current Year Quarter compared to 13% in the Prior Year Quarter. Excluding gains on asset dispositions discussed above, operating income as a percentage of revenues was 5% in the Current Year Quarter compared to 13% in the Prior Year Quarter. The decrease in operating income as a percentage of revenues was driven primarily by the reduction in revenues.

Interest Expense. Interest expense was $0.5 million lower in the Current Year Quarter primarily due to increased capitalized interest and the repurchase of $24.9 million of our 7.750% senior unsecured notes (the “7.750% Senior Notes”) over the past nine months.
Derivative Gains (Losses), Net. Derivative gains were less than $0.1 million in the Current Year Quarter. Unrealized derivative losses of $1.7 million in the Prior Year Quarter were primarily due to the revaluation to market of forward currency contracts.
Foreign Currency Gains (Losses), Net. Foreign currency gains of $0.1 million in the Current Year Quarter were primarily due to foreign currency gains from our Colombia operations and the weakening of the U.S. dollar relative to the euro. Foreign currency losses of $0.5 million in the Prior Year Quarter were primarily due to the strengthening of the U.S. dollar resulting in losses on euro-denominated balances and a realized loss on a settled forward currency contract.
Income Tax Expense. Income tax expense was $1.5 million lower in the Current Year Quarter primarily due to lower income before taxes.
Equity Earnings (Losses), Net of Tax. Equity earnings, net of tax, were $1.7 million lower in the Current Year Quarter primarily due to the sale in the Prior Year Quarter of our 51% interest in Lake Palma, S.L. (“Lake Palma”) for a gain of $1.5 million, net of tax, and losses from our Dart Holding Company (“Dart”) joint venture.
Current Nine Months compared to Prior Nine Months
Operating Revenues. Operating revenues were $48.6 million lower in the nine months ended September 30, 2015 (the “Current Nine Months”) compared to the nine months ended September 30, 2014 (the “Prior Nine Months”).
Operating revenues from oil and gas operations in the U.S. Gulf of Mexico were $27.9 million lower in the Current Nine Months due to an overall decline in the demand for helicopter services. Operating revenues from medium helicopters were $22.4 million lower primarily due to lower utilization. Operating revenues from single engine helicopters and light twin engine helicopters were $2.6 million and $1.5 million lower, respectively, primarily due to reduced flight hours. Operating revenues from heavy helicopters were $1.9 million lower primarily due to lower utilization. These decreases were partially offset by higher miscellaneous revenues of $0.4 million primarily due to increased rebillable expenses and parts sales.
Operating revenues from oil and gas operations in Alaska were $8.2 million lower in the Current Nine Months. Operating revenues from medium and light twin engine helicopters were $7.1 million and $0.5 million lower, respectively, primarily due to lower utilization. Miscellaneous revenues were $0.7 million lower primarily due to reduced rebillable expenses. Operating revenues from single engine helicopters were $0.1 million lower primarily due to lower average rates and lower utilization.
Operating revenues from international oil and gas operations were $2.8 million lower in the Current Nine Months due to the completion of contracts subsequent to the Prior Nine Months.
Revenues from dry-leasing activities were $1.4 million higher in the Current Nine Months primarily due to increased cash receipts of $7.9 million from our Brazilian joint venture, Aeróleo. Revenues from Aeróleo have been recognized only as cash is received. This increase was partially offset by decreased revenues of $5.3 million related to contracts that ended, decreased revenues of $0.5 million from a customer in India and a $0.6 million reduction related to foreign currency fluctuations.
Operating revenues from SAR activities were $2.3 million lower in the Current Nine Months primarily due to the end of a subscriber contract and reduced flight activity.
Operating revenues from air medical services were $2.7 million lower in the Current Nine Months primarily due to contracts that ended subsequent to the Prior Nine Months.
Operating revenues from flightseeing activities were consistent with the Prior Nine Months.
Operating revenues from FBO activities were $6.5 million lower in the Current Nine Months due to the sale of the FBO.
Operating Expenses.  Operating expenses were $32.2 million lower in the Current Nine Months. Repairs and maintenance expenses were $10.3 million lower primarily due to a decrease of $6.1 million related to the timing of repairs, a $3.6 million decrease in PBH expenses due to reduced flight hours and a $0.8 million decrease related to vendor credits. Fuel expenses were $10.9 million lower primarily due to lower fuel prices, reduced flight hours and the sale of the FBO. Personnel expenses were $7.3 million lower primarily due to reduced headcount, travel costs and temporary staffing. Other operating expenses were $1.7 million lower primarily due to reduced subcontractor expenses. Insurance and loss reserves were $1.8 million lower primarily due to lower premiums, good experience credits and reduced activity.
Administrative and General. Administrative and general expenses were $2.6 million lower in the Current Nine Months primarily due to a decrease of $3.7 million in compensation and employee costs related to severance expenses due to changes in senior management in the Prior Nine Months and reduced headcount in the Current Nine Months. In addition, expenses decreased

$1.7 million due to a reduction in fees and the termination of the TSA with SEACOR in June 2015. These decreases were partially offset by a $1.7 million increase in professional service fees and a $1.2 million increase in information technology costs due to the transition of services from SEACOR.
Depreciation.  Depreciation expense was $0.7 million higher in the Current Nine Months due to a base expansion project and additional helicopters placed in service.
Gains on Asset Dispositions, Net.  Gains on asset dispositions were $1.1 million lower during the Current Nine Months. During the Current Nine Months, we sold 14 helicopters and other equipment for cash proceeds of $20.6 million resulting in net gains of $5.0 million, including $0.6 million related to the early buy-out of two helicopter leases by a customer. During the Prior Nine Months, we sold three helicopters and other equipment for proceeds of $7.0 million, resulting in gains of $6.1 million.
Operating Income. Operating income as a percentage of revenues was 9% in the Current Nine Months compared to 14% in the Prior Nine Months. Excluding gains on asset dispositions discussed above, operating income as a percentage of revenues was 7% in the Current Nine Months compared to 11% in the Prior Nine Months. The decrease in operating income as a percentage of revenues was driven primarily by the decrease in revenues.
Interest Expense. Interest expense was $1.7 million lower in the Current Nine Months primarily due to increased capitalized interest and the repurchase of $24.9 million of our 7.750% Senior Notes during the past nine months.
Derivatives Gains (Losses), Net. Derivative gains (losses) were less than $0.1 million in the Current Nine Months. Unrealized derivative losses of $1.7 million in the Prior Nine Months were primarily due to the revaluation to market of forward currency contracts.
Note Receivable Impairment. Note receivable impairments were $2.5 million in the Prior Nine Months related to a probable loss of a note receivable.
Foreign Currency Gains (Losses), Net. Foreign currency losses of $2.3 million in the Current Nine Months were primarily due to the strengthening of the U.S. dollar, resulting in losses on our euro denominated balances and realized losses on settled forward currency contracts.
Gain on Sale of FBO. Net cash proceeds from the sale of the FBO were $14.3 million during the Current Nine Months resulting in a pre-tax gain of $12.9 million.
Income Tax Expense. Income tax expense was $1.3 million higher in the Current Nine Months primarily due to higher income before taxes and a nonrecurring charge to deferred taxes resulting from the acquisition of Hauser.
Equity Earnings, Net of Tax. Equity earnings, net of tax, were $3.0 million lower in the Current Nine Months primarily due to the sale in the Prior Nine Months of our 51% interest in Lake Palma for a gain of $1.5 million, net of tax, and the lack of earnings from Lake Palma of $0.5 million. In addition, we recorded losses from Dart of $0.5 million in the Current Nine Months compared to earnings of $0.5 million in the Prior Nine Months.

Fleet Count
The following shows details of our helicopter fleet as of September 30, 2015.

	Owned(1)	Joint Ventured	Leased-in	Managed	Total	Max. Pass.(2)	Cruise Speed (mph)	Approx. Range (miles)	Average Age(3) (years)
Heavy:
H225	9	—	—	—	9	19	162	582	5

Medium:
AW139	38	1	—	—	39	12	173	426	6
B212	8	—	—	—	8	11	115	299	36
B412	2	—	—	—	2	11	138	352	34
S76 A++	2	—	—	—	2	12	155	348	25
S76 C+/C++	5	—	—	1	6	12	161	348	9
	55	1	—	1	57

Light—twin engine:
A109	7	—	—	—	7	7	161	405	9
BK-117	—	—	2	1	3	9	150	336	N/A
BO-105	3	—	—	—	3	4	138	276	26
EC135	14	—	2	1	17	7	138	288	8
EC145	3	—	—	2	5	9	150	336	6
	27	—	4	4	35

Light—single engine:
A119	16	—	—	—	16	7	161	270	9
AS350	31	—	—	—	31	5	138	361	20
	47	—	—	—	47
Total Fleet	138	1	4	5	148				13
____________________

(1)	Does not include a S92 heavy helicopter that was delivered in September 2015 but not yet placed in service.

(2)	In typical configuration for our operations.

(3)	Reflects the average age of helicopters that are owned by us.
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
As of September 30, 2015, we had unfunded capital commitments of $174.5 million, consisting primarily of agreements to purchase helicopters, including nine AW189 heavy helicopters, three S92 heavy helicopters and five AW169 light twin helicopters. The AW189 and S92 helicopters are scheduled to be delivered in 2015 through 2017. Delivery dates for the AW169 helicopters have yet to be determined. Of these commitments, $65.3 million are payable in 2015, with the remaining commitments payable through 2017, and $107.3 million of the commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability to us other than aggregate liquidated damages of $2.5 million. In addition, we had outstanding options to purchase up to an additional ten AW189 helicopters and three S92 helicopters. If these options are exercised, the helicopters would be scheduled for delivery beginning in 2016 through 2018.

We expect to finance the remaining acquisition costs through a combination of cash on hand, cash provided by operating activities and borrowings under our Revolving Credit Facility.
Summary of Cash Flows

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$35,843	$61,966
Investing activities	(18,303)	(49,792)
Financing activities	(42,571)	(3,175)
Effect of exchange rate changes on cash and cash equivalents	(2,028)	23
Net decrease in cash and cash equivalents	$(27,059)	$9,022
Operating Activities
Cash flows provided by operating activities decreased by $26.1 million in the Current Nine Months compared with the Prior Nine Months. The components of cash flows provided by operating activities during the Current Nine Months and Prior Nine Months were as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Operating income before depreciation and gains on asset dispositions, net	$49,738	$63,592
Changes in operating assets and liabilities before interest and income taxes	(6,152)	(1,941)
Cash settlements on derivative transactions, net	(274)	(755)
Interest paid, excluding capitalized interest of $5,443 and $3,017 in 2015 and 2014, respectively	(5,540)	(6,417)
Income taxes	(5,990)	(734)
Note receivable impairment	—	2,457
Other	4,061	5,764
Total cash flows provided by operating activities	$35,843	$61,966
Operating income before depreciation and gains on asset dispositions, net was $13.9 million lower in the Current Nine Months compared with the Prior Nine Months primarily due to a decrease in operating revenues of $48.6 million, partially offset by a decrease in operating expenses and administrative and general expenses of $32.2 million and $2.6 million, respectively. See “Results of Operations” above for an explanation of the main variances.
During the Current Nine Months, changes in operating assets and liabilities before interest and income taxes used cash flows of $6.2 million primarily due to an increase in receivables partially offset by an increase in accounts payable and accrued expenses. During the Prior Nine Months, changes in operating assets and liabilities before interest and income taxes used cash flows of $1.9 million.
Interest paid was $0.9 million lower during the Current Nine Months primarily due to the repurchase of a portion of the 7.750% Senior Notes during the period.
Cash paid for income taxes was $5.3 million higher during the Current Nine Months primarily due to an increase in taxable income compared with the Prior Nine Months.
Non-cash expenses were $1.7 million lower in the Current Nine Months primarily due to a decrease in equity award amortization related to the resignation of our Chief Executive Officer during the Prior Nine Months.
Investing Activities
During the Current Nine Months, net cash used in investing activities was $18.3 million primarily as follows:

•	Capital expenditures were $47.3 million, which consisted primarily of a base expansion project and deposits on future helicopter deliveries.

•	Proceeds from the disposition of property and equipment were $20.6 million.

•	Proceeds from the sale of the FBO were $14.3 million.

•	Cash outflows for business acquisitions, net of cash acquired, were $3.2 million.

•	Deposits into escrow accounts, including for like-kind exchanges, net were $2.2 million.

•	Net cash outflows for the settlement of derivative transactions were $1.1 million.

•	Net principal payments from notes receivable from equity investees and third parties were $0.5 million.
During the Prior Nine Months, net cash used in investing activities was $49.8 million primarily as follows:

•	Capital expenditures were $64.0 million, which consisted primarily of helicopter acquisitions and deposits on future helicopter deliveries.

•	Proceeds from the disposition of property and equipment were $7.0 million.

•	Proceeds from the sale of interest in equity investees were $6.4 million.

•	Net principal payments on notes due from equity investees and third parties were $0.9 million.
Financing Activities
During the Current Nine Months, net cash used in financing activities was $42.6 million primarily as follows:

•	Principal payments on long-term debt were $52.1 million.

•	Proceeds from our Revolving Credit Facility were $35.0 million.

•	Cash used for the repurchase of a portion of our 7.750% Senior Notes was $24.3 million.

•	Cash used for the repurchase of treasury shares was $2.1 million.

•	Proceeds from share award plans were $1.1 million.
During the Prior Nine Months, net cash used in financing activities was $3.2 million primarily as follows:

•	Issuance costs related to our Revolving Credit Facility were $2.4 million.

•	Principal payments on long-term debt were $2.2 million.

•	Proceeds from share award plans were $1.5 million.
Amended and Restated Senior Secured Revolving Credit Facility
Our Revolving Credit Facility provides us with the ability to borrow up to $300.0 million with a sub-limit of up to $50.0 million for letters of credit and includes an “accordion” feature which, if exercised and subject to agreement by the lenders and the satisfaction of certain conditions, will increase total commitments by up to $100.0 million. Our availability under the Revolving Credit Facility may be limited by the terms of the 7.750% Senior Notes. As of September 30, 2015, we had the ability to borrow an additional $227.2 million under the Revolving Credit Facility.
Senior Notes
On December 7, 2012, we completed an offering of $200.0 million aggregate principal amount of our 7.750% Senior Notes due December 15, 2022. Interest on the notes is payable semi-annually in arrears on June 15 and December 15 of each year. During the Current Nine Months, we repurchased $24.9 million of the 7.750% Senior Notes for total cash of $24.3 million including accrued interest of $0.4 million. These repurchases resulted in total gains of $0.2 million. In October 2015, we repurchased an additional $19.9 million of the 7.750% Senior Notes for total cash of $19.2 million including accrued interest of $0.5 million. From time to time, we may opportunistically repurchase our 7.750% Senior Notes in open market or privately negotiated transactions on terms we believe to be favorable.
Short and Long-Term Liquidity Requirements
We anticipate that we will generate positive cash flows from operating activities and that these cash flows will be adequate to meet our working capital requirements. During the nine months ended September 30, 2015, our cash provided by operating activities was $35.8 million. To support our capital expenditure program and/or other liquidity requirements, we may use operating cash flow, cash balances or proceeds from sales of assets, issue debt or equity, borrow under our Revolving Credit Facility or undertake any combination of the foregoing.

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
Off-Balance Sheet Arrangements
On occasion, we and our partners will guarantee certain obligations on behalf of our joint ventures. As of September 30, 2015, we had no such guarantees in place.
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
As of September 30, 2015, we had non-U.S. dollar denominated capital purchase commitments of €128.9 million ($143.9 million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. dollar equivalent of the non-hedged purchase commitment by $14.4 million. As of September 30, 2015, we maintained non-U.S. dollar denominated cash balances of €7.5 million. An adverse change of 10% in the underlying foreign currency exchange rate would reduce net income by $0.5 million.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2015. Based on their evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, as of September 30, 2015.
During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the three months ended September 30, 2015:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	—	—	—	$25,000,000
August 1, 2015 - August 31, 2015	30,345	$14.75	30,345	$24,552,524
September 1, 2015 - September 30, 2015	101,639	$15.92	101,639	$22,934,076

ITEM 6.	EXHIBITS
The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Era Group Inc. (Registrant)

DATE:	November 4, 2015	By:	/s/ Andrew L. Puhala
Andrew L. Puhala, Senior Vice President, Chief Financial Officer

DATE:	November 4, 2015	By:	/s/ Jennifer Whalen
Jennifer Whalen, Vice President, Chief Accounting Officer

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase