Form 10-K
period 2015-12-31
ERA GROUP INC.
filed 2016-02-26
CIK 1525221

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Registrant’s telephone number, including area code (713) 369-4700

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2015 was $399,415,173. The total number of shares of Common Stock, par value $0.01 per share, outstanding as of February 19, 2016 was 20,495,694. The Registrant has no other class of Common Stock outstanding.

ERA GROUP INC.
FORM 10-K
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2015 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

•	the Company’s reliance on a small number of customers and the reduction of its customer base resulting from consolidation;

•	cost savings initiatives implemented by the Company’s customers;

•	risks inherent in operating helicopters;

•	the Company’s ability to maintain an acceptable safety record;

•	the Company’s ability to successfully expand into other geographic and helicopter service markets;

•	the impact of increased United States (“U.S.”) and foreign government regulation and legislation, including potential government implemented moratoriums on drilling activities;

•	risks of engaging in competitive processes or expending significant resources, with no guaranty of recoupment;

•	risks of a grounding of all or a portion of the Company’s fleet for extended periods of time or indefinitely;

•	risks that the Company’s customers reduce or cancel contracted services or tender processes;

•	the Company’s reliance on a small number of helicopter manufacturers and suppliers;

•
risks associated with political instability, governmental action, war, acts of terrorism and changes in the economic condition in any foreign country where the Company does business, which may result in expropriation, nationalization, confiscation or deprivation of the Company’s assets or result in claims of a force majeure situation;

•	the impact of declines in the global economy and financial markets;

•	the impact of fluctuations in foreign currency exchange rates on the Company’s cost to purchase helicopters, spare parts and related services and on asset values;

•	the Company’s credit risk exposure;

•	the Company’s ongoing need to replace aging helicopters;

•	the Company’s reliance on the secondary helicopter market to dispose of older helicopters;

•	the Company’s reliance on information technology;

•	the impact of allocation of risk between the Company and its customers;

•	the liability, legal fees and costs in connection with providing emergency response services;

•	risks associated with the Company’s debt structure;

•	operational and financial difficulties of the Company’s joint ventures and partners;

•	conflict with the other owners of the Company’s non-wholly owned subsidiaries and other equity investees;

•	adverse results of legal proceedings;

•	adverse weather conditions and seasonality;

•	the Company’s ability to obtain insurance coverage and the adequacy and availability of such coverage;

•	the possibility of labor problems;

•	the attraction and retention of qualified personnel;

•	restrictions on the amount of foreign ownership of the Company’s common stock; and

•	various other matters and factors, many of which are beyond the Company’s control.
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
General
Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us” and the “Company” refer to Era Group Inc. and its consolidated subsidiaries. “Era Group” refers to Era Group Inc., incorporated in 1999 in Delaware. “Common Stock” refers to the common stock, par value $0.01 per share, of Era Group. The Company’s fiscal year ended on December 31, 2015.
We are one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the U.S., which is our primary area of operations. Our helicopters are primarily used to transport personnel to, from and between offshore oil and gas production platforms, drilling rigs and other installations. In the years ended December 31, 2015, 2014 and 2013, approximately 66%, 67% and 60%, respectively, of our total operating revenues were earned in the U.S. Gulf of Mexico, and during the same periods, approximately 10%, 15% and 18%, respectively, of our operating revenues were earned in Alaska. We also provide helicopters and related services to foreign third-party helicopter operators. In the year ended December 31, 2015, approximately 21% of total operating revenues were earned in international locations. We currently have customers in Brazil, Colombia, Dominican Republic, India, Norway, Spain and the United Kingdom.
The primary users of our helicopter services are international, major integrated and independent oil and gas exploration, development and production companies. Our customers include Anadarko Petroleum Corporation (“Anadarko”), Petroleo Brasileiro S.A. (“Petrobras Brazil”), Shell Pipeline Company, LP (“Shell”), Energy Resource Technology, Inc (“ERT”) and the Bureau of Safety and Environmental Enforcement (“BSEE”), a U.S. government agency. In the years ended December 31, 2015, 2014 and 2013, approximately 78%, 76% and 75%, respectively, of our operating revenues were derived from helicopter services, including emergency search and rescue services, provided to customers primarily engaged in offshore oil and gas exploration and production activities. Accordingly, our results of operations are, to a large extent, tied to the level of offshore production and development activity by oil and gas companies in the U.S. Gulf of Mexico, Alaska and Brazil. In addition to serving the oil and gas industry, we provide air medical services, utility services to support firefighting, mining, power line and pipeline survey activities and Alaska flightseeing tours, among other activities.
We also dry-lease helicopters to third parties and foreign affiliates. These third parties and affiliates in turn provide helicopter services to customers in their local markets or provide niche services. Under our dry-lease arrangements, operational responsibility is typically assumed by the lessee, which allows for lower investment costs for direct support infrastructure.
In certain countries where we believe it is beneficial to access the local market for offshore helicopter support, we conduct our international operations through subsidiaries, strategic alliances with foreign partners or through entities structured as joint ventures with local shareholders. For example, in Brazil, we hold a 50% economic and 20% voting interest in Aeróleo Taxi Aero S/A (“Aeróleo”), a Brazilian entity that provides helicopter transport services to the offshore oil and gas industry. Aeróleo is consolidated in our financial statements as it is a variable interest entity of which we are the primary beneficiary. In 2015, we also acquired a 75% interest in Hauser Investments Limited (“Hauser”), which owns 100% of Sicher Helicopters SAS (“Sicher”). Sicher, based in Bogota, Colombia, is one of the leading helicopter operators in Colombia with a strong presence in the existing onshore oil and gas market. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Recent Developments” for more information about our interests in Aeróleo and Sicher.
In Alaska, we operate light and medium helicopters on the North Slope in support of oil and gas exploration, development and production activities and inland in support of utility activities. Additionally, we operate light helicopters in flightseeing operations, primarily in support of the cruise line industry, providing passengers with glacier and dog-sled tours from Juneau and Denali.
We provide additional services through joint ventures that complement our core chartering and dry-leasing activities. We hold a 50% interest in our Dart Holding Company Ltd. (“Dart”) joint venture, which is a sales and manufacturing organization based in Canada that engineers and manufactures after-market helicopter parts and accessories for sale to helicopter manufacturers and operators and distributes parts and accessories on behalf of other manufacturers. We also hold a 50% interest in Era Training Center LLC (“Era Training”), a joint venture based in Lake Charles, Louisiana, which provides classroom instruction, flight simulator and other training to our employees and third parties.
Era Group’s principal executive office is located at 818 Town & Country Blvd., Suite 200, Houston, Texas 77024, and its telephone number is (713) 369-4700. Era Group’s website address is www.eragroupinc.com. The reference to Era Group’s website is not intended to incorporate the information on the website into this Annual Report on Form 10-K.

Emerging Growth Company
On January 31, 2013, SEACOR Holdings Inc. (“SEACOR”) completed the spin-off of Era Group, and we are now an independent company with our Common Stock traded on the New York Stock Exchange (“NYSE”) under the symbol “ERA.” We are an “Emerging Growth Company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and obtaining stockholder approval of any golden parachute payments. Unless our public float exceeds $700 million or our annual revenues exceed $1 billion before then, we will cease to be an emerging growth company beginning with the fiscal year ending December 31, 2018.
Segment and Geographic Information
We have determined that our operations comprise a single segment. Helicopters are mobile and versatile assets and, as a result, may be utilized in any of our service lines as business needs dictate. We provide helicopters under contracts ranging from dry-leases, where only the helicopter is provided, to contracts providing full service operational support. Financial data for geographic areas is reported in Note 15 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
Our Strategy
Our goal is to be the most efficient helicopter operator in the industry. Our operational, commercial and capital allocation strategies to achieve this goal are as follows:
Be a preferred provider of helicopter transport services. The primary focus of our business operations is the provision of safe, reliable and efficient helicopter services to our valued customers. We believe our customers consider safety and reliability as the two primary attributes required of their helicopter service providers. We are a founding member of HeliOffshore, a helicopter industry safety association, and we continue to play a major role in the organization, which uses cross-industry cooperation as a platform for enhancing the industry’s overall strong safety record by sharing best practices, developing and applying advanced technology and encouraging common global flight standards. Amongst the helicopter service operators who meet their safety and reliability requirements, we believe customers usually make their selection of a provider based on aircraft availability, quality and location of facilities, customer service and pricing. We maintain 20 bases of operations to support our customer needs, including a 35-acre super base in Houma, Louisiana. Opened in the second quarter of 2015, our Houma base is one of the premier heliports servicing the Gulf of Mexico, with a new passenger terminal and hangar offering state of the art technology, security screening and passenger processing and comfort to our passengers and employees. We maintain a close partnership with our customers to help us better anticipate their needs, to assist us in providing customer service and to better manage our fleet utilization and capital allocation.
Continue to upgrade our versatile helicopter fleet with a focus on effective fleet utilization and management. We have a well-maintained and diverse fleet of helicopters to support our customers’ needs. We seek to improve and enhance our fleet through the acquisition of new helicopter models and the installation of newer and safer technologies. An integral part of our fleet strategy is premised upon maintaining well-qualified and well-trained maintenance, ground and flight crews to service our fleet. We regularly review our asset portfolio by assessing market conditions and our customers’ demand for different helicopter models. We buy, sell and lease out equipment in the ordinary course of our business. We believe our strong relationships with the original equipment manufacturers (“OEMs”) help us maintain an asset base suitable for use within our own operations and for dry-leasing to other operators. We have ordered and maintain options on a number of new helicopters from the OEMs. During 2015, we took delivery of two S92 heavy helicopters and two AW189 heavy helicopters, and we have orders for two additional S92 helicopters, seven additional AW189 helicopters and five AW169 light twin helicopters. These new helicopter models enhance our fleet diversity and better enable us to meet customer needs. In order to maintain the flexibility required to address changing industry and market conditions that impact the supply and demand for our services and our customer needs, we retain the ability to terminate a significant portion of our commitments to purchase new helicopters upon payment of specified liquidated damages.
Pursue dry-leasing opportunities. We believe dry-leasing permits us to monetize helicopter demand from end markets that we may not otherwise have access to without a further investment in infrastructure or operations. There is increasing competition in the dry-leasing market with the introduction and expansion of specialized helicopter leasing companies. We believe customers look to us for helicopter dry-leasing because of our fleet diversity, including selection of light, medium and heavy helicopters to meet customer needs, and our ability as an operator to provide related services such as training, maintenance support and temporary ground and flight crews, both of which differentiate us from the financial leasing companies.

Expand into new and growing geographic markets. We believe there are significant opportunities in offshore oil and gas markets outside of the U.S., and we selectively seek to access these growth markets. In addition to our 50% interest in Aeróleo and 75% interest in Sicher, we continue to develop our relationships with, and identify new, local operators in targeted markets that we believe are underserved by larger multinational helicopter operators, may benefit from our unique offering of services and expertise and provide us with opportunities for growth. As we seek to grow our business, we regularly evaluate new opportunities and entry into new markets through acquisitions, participation in affiliates, investment in joint ventures and the creation of partnership and alliances with industry participants.
Maximize shareholder value. We proactively manage our fleet as a portfolio of assets, and we plan our capital allocation with a focus on achieving business growth and improving rates of return, taking into careful account our balance sheet, liquidity and risk management. Our goal is to deliver strong returns over time by: improving the cash returns through capital and operational efficiency improvements; deploying more capital into opportunities management believes can deliver strong returns for the benefit of our shareholders, including making strategic acquisitions or strategic equity investments; and withdrawing capital from areas where returns are deemed inadequate and unable to be sufficiently improved. We continuously evaluate and optimize our fleet utilization, and as helicopters come off of current contracts or are replaced by newer models, we assess our future opportunities for such helicopters against our ability to recover our remaining investments in the secondary helicopter market. When appropriate, we may divest helicopters when such actions provide the highest shareholder return. In addition, we intend to continue to pursue opportunities to realize value from our fleet’s versatility by shifting assets between markets when circumstances warrant.
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

•
Medium helicopters, which have twin engines and a typical passenger capacity of 11 to 12, are primarily used to support the offshore oil and gas industry, search and rescue services, air medical services, utility services to support firefighting, mining, power line and pipeline survey activities and corporate uses.

•
Light helicopters, which may have single or twin engines and a typical passenger capacity of five to nine, are used to support a wide range of activities, including the shallow water oil and gas industry, utility services, air medical services, tourism and corporate uses.

As of December 31, 2015, we owned, leased or managed a total of 146 helicopters, consisting of 13 heavy helicopters, 55 medium helicopters, 35 light twin engine helicopters and 43 light single engine helicopters. As of December 31, 2015, we had commitments to purchase 14 new helicopters consisting of seven AW189 heavy helicopters, two S92 heavy helicopters and five AW169 light twin helicopters. The AW189 and S92 helicopters are scheduled to be delivered beginning 2016 through 2018. Delivery dates for the AW169 helicopters have not been determined. In addition, we had outstanding options to purchase up to an additional ten AW189 helicopters and two S92 helicopters. If these options were exercised, the helicopters would be delivered beginning in 2017 through 2018.
As of December 31, 2015, 116 of our helicopters were located in the U.S. and 30 were located in foreign jurisdictions.
The following table identifies the types of helicopters that comprise our fleet and the number of those helicopters in our fleet as of December 31, 2015. “Owned” are those helicopters owned by us. “Leased-in” are those helicopters leased-in under operating leases. “Managed” are those helicopters that are owned by non-affiliated entities and operated by us for a fee.

As of December 31, 2015	Owned	Leased-in	Managed	Total	Max. Pass.(1)	Cruise Speed	Approx. Range	Average Age(2)
						(mph)	(miles)	(years)
Heavy:
H225	9	—	—	9	19	162	582	6
S92	2	—	—	2	19	175	620	0
AW189	2	—	—	2	16	173	490	0
	13	—	—	13

Medium:
AW139	38	—	—	38	12	173	426	6
S76 C+/C++	5	—	1	6	12	161	348	9
S76 A++	2	—	—	2	12	155	348	26
B212	8	—	—	8	11	115	299	37
B412	1	—	—	1	11	138	352	35
	54	—	1	55

Light—twin engine:
A109	7	—	—	7	7	161	405	10
EC135	14	2	1	17	7	138	288	7
EC145	3	—	2	5	9	150	336	7
BK117	—	2	1	3	9	150	336	n/a
BO105	3	—	—	3	4	138	276	26
	27	4	4	35

Light—single engine:
A119	14	—	—	14	7	161	270	9
AS350	29	—	—	29	5	138	361	20
	43	—	—	43
Total Fleet	137	4	5	146				12
_______________

(1)	In typical configuration for our operations.

(2)	Reflects the average age of helicopters that are owned by us.
The management of our fleet involves a careful evaluation of the expected demand for helicopter services across global markets, including the types of helicopters needed to meet this demand. As offshore oil and gas exploration and production globally moves to deeper water, more heavy and medium helicopters and newer technology helicopters may be required. Our orders and options to purchase helicopters are primarily for heavy helicopters. These capital commitments reflect our effort to meet customer demand for helicopters suitable for the deepwater market.
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
In international markets, local regulatory requirements may require us to conduct our international operations using another operator’s AOC through strategic alliances with foreign partners or through non-wholly owned entities with local shareholders. When operating on another operator’s AOC through dry-leases, our customers generally handle all the operational support except where our international contracts require us to provide more limited operational support, which typically consists of pilot training and/or helicopter maintenance.
Markets
Our current principal markets for our transportation and search and rescue services to the offshore oil and gas exploration, development and production industry are in the U.S. Gulf of Mexico, Alaska and Brazil. In addition, we currently conduct activities in Colombia, Dominican Republic, India, Norway, Spain and the United Kingdom.
Demand for helicopters in support of offshore oil and gas exploration, development and production, both in the U.S. and internationally, is affected by the level of offshore exploration and drilling activities. Activity levels in the offshore oil and gas industry, in turn, are affected by prevailing oil and gas prices, expectations about future prices, price volatility and long-term trends in oil and gas prices. Historically, the prices for oil and gas and, consequently, the level of activity in the offshore oil and gas exploration development and production sectors, have been volatile and subject to wide fluctuations in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control, such as:

•	customer assessments of offshore drilling prospects compared with land-based opportunities, including oil sands and shale formations;

•	customer assessments of cost, geological opportunity and political stability in host countries;

•	worldwide supply of and demand for oil and natural gas;

•	the price and availability of alternative fuels;

•	the ability of The Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing;

•	the level of production of non-OPEC countries;

•	the relative exchange rates for the U.S. dollar; and

•	various U.S. and international government policies regarding exploration and development of oil and gas reserves.
U.S. Markets. We are one of the largest suppliers of helicopter services in the U.S. Gulf of Mexico, which is a major offshore oil and gas exploration and production region and one of the largest oil and gas aviation markets in the world, and where we operate from 13 bases. Our client base in the U.S. Gulf of Mexico consists primarily of international, independent and major integrated oil and gas companies. Among our strengths in this region are our advanced proprietary flight-following systems, our maintenance operations and our search and rescue services.
We have four operating bases in Alaska, where we provide support for international, independent and major integrated oil and gas companies along the North Slope, summer flightseeing tours and support for inland utility operations. Despite the remote location of our Alaskan bases, they are strategically located to provide services to our customers. These bases frequently include crew accommodations, hangars and fuel systems, all of which can be otherwise difficult or expensive to secure and maintain in such remote locations.
Our air medical services operations are primarily located in the eastern U.S.
International Markets. We actively market our services globally and currently conduct our international activities in Brazil, Colombia, Dominican Republic, India, Norway, Spain and the United Kingdom.
Brazil. Brazil has one of the largest deepwater offshore exploration and production areas in the world. In 2011, we acquired a 50% economic interest and 20% voting interest in Aeróleo. Aeróleo has a network of three operating bases distributed strategically in Brazil. As of December 31, 2015, Aeróleo had a fleet of 16 helicopters, including three H225 heavy helicopters and 13 AW139 medium helicopters. Aeróleo’s main customers are Petrobras Brazil, Repsol Brazil, S.A. and Saipem do Brasil Lda.
Colombia. Sicher provides helicopter services to Colombia’s existing onshore and expanding offshore oil and gas market using a fleet of five helicopters, including one AW139 helicopter, three BO105 light twin helicopters and one AS350 single engine helicopter.
Europe. We dry-lease helicopters and provide logistics and spare parts support to several operators in Europe. These helicopters are used in Norway, Spain and the United Kingdom by operators providing search and rescue services, utility operations and oil and gas exploration and production support.
India. In India, we dry-lease helicopters and provide logistics and spare parts support to an operator in the oil and gas industry.
Seasonality

A significant portion of our operating revenues and profits related to oil and gas exploration and production activity is dependent on actual flight hours. The fall and winter months have fewer hours of daylight, particularly in Alaska, and flight hours are generally lower at these times. In addition, prolonged periods of adverse weather in the fall and winter months, coupled with the effect of fewer hours of daylight, can adversely impact operating results. In general, the months of December through February in the U.S. Gulf of Mexico and October through April in Alaska have more days of adverse weather conditions than the other months of the year. In the U.S. Gulf of Mexico, June through November is tropical storm season. During a tropical storm, we are unable to operate in the area of the storm. However, flight activity may increase immediately before and after a storm due to the evacuation and return of offshore workers. The Alaska flightseeing operation is also seasonal with activity occurring only from late May until early September. There is less seasonality in our dry-leasing and air medical activities.
Customers and Contractual Arrangements
Our principal customers in the U.S. Gulf of Mexico are major integrated and independent oil and gas exploration and production companies and BSEE. We provide helicopters to BSEE under contract and provide services, including the provision of flight crews, helicopter maintenance and management of flight operations. In Alaska, our principal customers are international, independent and major integrated oil and gas exploration and production companies and cruise line passengers. Internationally, we typically dry-lease helicopters to local helicopter companies that operate our helicopters under their operating certificates and retain the operating risk. These companies in turn provide helicopter transportation services to oil and gas companies, utility companies, firefighting operators and governmental agencies. As of December 31, 2015, approximately 8% of our helicopters were utilized in support of these dry-leasing activities.
During the year ended December 31, 2015, our top ten customers accounted for 76% of total revenues. During the years ended December 31, 2015, 2014 and 2013, each of Anadarko and BSEE accounted for 10% or more of our total revenues.
We charter the majority of our helicopters primarily through master service agreements, subscription agreements, day-to-day charter arrangements, fixed-term noncancelable contracts and dry-leases. Master service agreements and subscription agreements typically require a fixed monthly fee plus incremental payments based on flight hours flown. These agreements have fixed terms ranging from one month to five years and generally may be canceled without penalty upon 30-90 days’ notice. Generally, these contracts do not commit our customers to acquire specific amounts of services or minimum flight hours and permit our customers to decrease the number of helicopters under contract with a corresponding decrease in the fixed monthly payments without penalty. Day-to-day charter arrangements call for either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate with a minimum number of hours to be charged. Dry-leases generally run from two to five years and may contain early cancellation provisions. Services provided under dry-leases can include only the equipment or can include the equipment plus logistical and maintenance support. The rate structure, as it applies to our contracts with oil and gas customers, typically contains terms that limit our exposure to changes in fuel costs. Air medical services are provided under contracts with hospitals that typically include a fixed monthly and hourly rate structure. With respect to flightseeing helicopters, block space is allocated to cruise lines and seats are sold directly to customers.
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
We are one of the largest helicopter companies operating in the U.S. Gulf of Mexico, Alaska and Brazil. In the U.S. Gulf of Mexico, we have many competitors, the three largest being Bristow Group Inc. (“Bristow”), PHI, Inc. (“PHI”) and Rotorcraft Leasing Company LLC. Some oil and gas customers in the U.S. Gulf of Mexico operate their own helicopter fleets in addition to smaller companies that offer services similar to ours. In Alaska, we compete against a large number of relatively small operators. In international markets, we have several major competitors depending on the region. Our primary competitors in Brazil consist of Lider Aviação Holding S.A., OMNI Táxi Aéreo Ltda., and Brazilian Helicopter Services Taxi Aéreo Ltda.
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

Our dry-leasing business competes against financial leasing companies such as Element Financial Corporation, Lease Corporation International (Aviation) Limited, Macquarie Rotocraft Leasing Limited, Milestone Aviation Group Limited and Waypoint Leasing Limited.
Risks of Foreign Operations
We have activities worldwide, and for the years ended December 31, 2015, 2014 and 2013, 21%, 15%, and 18%, respectively, of our operating revenues were derived from foreign activities.
Foreign operations are subject to inherent risks, which, if they materialize, could have a material adverse effect on our financial position and our results of operations. See Item 1A. Risk Factors - “We are subject to risks associated with our international operations” for more information.
Government Regulation
Regulatory Matters. Our operations are subject to significant federal, state and local regulations in the U.S., as well as international treaties and conventions and the laws of foreign jurisdictions where we operate our equipment or where the equipment is registered or operated. Our results of operations are dependent upon our ability to maintain compliance with all applicable laws in the jurisdictions in which we operate.
In the U.S. we hold the status of an air carrier under the relevant provisions of Title 49 of the United States Transportation Code (“Transportation Code”) and engage in the operating and dry-leasing of helicopters in the U.S. and, as such, we are subject to various statutes and regulations. We are governed principally by the regulations of the United States Department of Transportation (“DOT”), including Part 298 registration as an On-Demand Air Taxi Operator, and the regulations of the FAA applicable to an FAA Part 135 Air Taxi certificate holder. Among other things, the DOT regulates our status as an air carrier, including our U.S. citizenship. The FAA regulates our flight operations and, in this respect, has jurisdiction over our personnel, helicopters, ground facilities and certain technical aspects of our operations. In addition to the FAA, the National Transportation Safety Board is authorized to investigate our helicopter accidents (if any) and to recommend improved safety standards. We are also subject to the Communications Act of 1934, as amended, because of the use of radio facilities in our operations.
Helicopters operating in the U.S. are subject to registration, and their owners are subject to citizenship requirements under the Federal Aviation Act. This Act generally requires that before a helicopter may be legally operated in the U.S., it must be owned by citizens of the U.S., which, in the case of a corporation, means a corporation: (i) organized under the laws of the U.S. or of a state, territory or possession thereof, (ii) of which at least 75% of its voting interests are owned or controlled by persons who are “U.S. citizens” (as defined in the Federal Aviation Act and regulations promulgated thereunder), and (iii) of which the president and at least two-thirds of the board of directors and managing officers are U.S. citizens. We have adopted provisions in our amended and restated Certificate of Incorporation to ensure compliance with the regulations of the FAA.
In Brazil, an operator must be licensed by the National Agency for Civil Aviation. Under applicable Brazilian law, in order to maintain its license, an operator must have Brazilian officers and be controlled by nationals of Brazil, meaning at least 80% of the operator’s voting shares are held by Brazilian nationals. The majority holder of voting shares in Aeróleo is a Brazilian national and therefore this subsidiary is currently controlled within the meaning of Brazil licensing requirements. Our ability to conduct our helicopter operating business in Brazil is dependent on our ability to maintain Aeróleo’s AOC.
We also are subject to state and local regulations including, but not limited to, significant state regulations for our air medical services and search and rescue operations. In addition, our international operations, primarily helicopter dry-leasing and our joint ventures, are required to comply with the laws and regulations in the jurisdictions in which they conduct business.
Environmental Compliance. Our business is subject to international and U.S. federal, state and local laws and regulations relating to environmental protection and occupational safety and health, including laws that govern the discharge of oil and pollutants into navigable waters. Such laws include the federal Water Pollution Control Act, also known as the Clean Water Act, which imposes restrictions on the discharge of pollutants to the navigable waters of the U.S. We are also subject to the Coastal Zone Management Act, which authorizes state development and implementation of certain programs to manage water pollution to restore and protect coastal waters. In addition, because our operations generate and, in some cases, involve the transportation of hazardous wastes, we are subject to the Federal Resource Conservation and Recovery Act, which regulates the use, generation, transportation, treatment, storage and disposal of hazardous and certain non-hazardous wastes. Violations of these laws, along with comparable state and local laws, may result in civil and criminal penalties, fines, injunctions or other sanctions. We are also subject to the Comprehensive Environmental Response, Compensation and Liability Act and certain comparable state laws, which establish strict and, under certain circumstances, joint and several, liabilities for specified parties in connection with liability for the investigation and remediation of releases of hazardous materials into the environment and damages to natural resources. Such liability can arise even as a result of conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or third parties.

In addition, our customers in the oil and gas exploration, development and production industry are affected by environmental laws and regulations that restrict their activities (and have become stricter as a result of the Deepwater Horizon incident) and may result in reduced demand for our services.
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
Safety, Industry Hazards and Insurance
The safety of our passengers and the maintenance of a safe working environment for our employees is our number one operational priority. We believe we have a strong safety culture throughout our organization that is sponsored by our Chief Executive Officer, who is responsible for setting the tone at the top. We strive to exceed the stringent safety and performance audit standards set by aviation regulatory bodies and our customers.
Our in-house safety department is responsible for our compliance with safety standards within our organization, standardizing base operating procedures, compliance with government regulations and customer requirements, and educating and training our employees. A key to maintaining our strong safety record is having highly qualified, experienced and well trained employees. We conduct training and safety programs to promote a safe working environment and minimize hazards.
Helicopter operations are potentially hazardous and may result in incidents or accidents. Hazards such as adverse weather conditions, collisions, fire and mechanical failures may result in death or injury to personnel, damage to equipment, and other environmental damage. We target zero accidents and injuries in the workplace, and we achieved zero air accidents in both 2015 and 2014.
We have implemented a safety program that includes, among many other features, (i) transition and recurrent training using flight training devices, (ii) an FAA approved flight operational quality assurance program and (iii) health and usage monitoring systems (“HUMS”), which automatically monitor and report on vibrations and other anomalies on key components of certain helicopters in our fleet.
Employees
As of December 31, 2015, we employed 938 individuals, including 270 pilots and 262 mechanics. We consider our relations with our employees to be good. Certain of our employees in Brazil (approximately 29% of our total workforce) are covered by union or other collective bargaining agreements. If we are involved in any disputes over the terms of these collective bargaining agreements and are unable to negotiate acceptable contract terms with the unions that represent our employees, it could result in strikes, work stoppages or other slowdowns, higher labor costs or other conditions that could adversely affect our financial condition and results of operations.
Where You Can Find More Information
We are required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). Unless otherwise stated herein, these filings are not deemed to be incorporated by reference in this report. All of our filings with the SEC will be available once filed, free of charge, on our website, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and any amendments to those reports. These reports and amendments will be available on our website as soon as reasonably practicable after we electronically files the reports or amendments with the SEC. The reference to our website is not intended to incorporate the information on the website into this Annual Report on Form 10-K. Our filings will also be available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information as to the operation of the SEC’s Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information. In addition, our Corporate Governance and other policies, and the Board of Directors’ Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee charters are available, free of charge, on our website or in print for stockholders.

ITEM 1A.	RISK FACTORS
Our business, results of operations, financial condition, liquidity, cash flow and prospects may be materially and adversely affected by numerous risks and uncertainties. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the risks and uncertainties described below. These risks and uncertainties represent some of the more critical risk factors that affect us, as well as the other information that has been provided in this Annual Report on Form 10-K. Our business operations or actual results could also be similarly impacted by additional risks and uncertainties that are not currently known to us or that we currently deem immaterial to our operations.
Risk Factors Related to Our Customers and Contracts
Demand for many of our services is impacted by the level of activity in the offshore oil and gas exploration, development and production industry.
In the years ended December 31, 2015, 2014 and 2013, approximately 78%, 76% and 75%, respectively, of our operating revenues were generated by our services, including search and rescue services, to companies primarily engaged in offshore oil and gas exploration, development and production activities. As a result, demand for our services, and thereby our revenue, profitability and results of operations, are significantly impacted by levels of activity in those sectors. These levels of activity have historically been volatile and the volatility is likely to continue in future periods. To varying degrees, activity levels in the offshore oil and gas industry are affected by prevailing oil and gas prices, expectations about future prices, price volatility and long-term trends in oil and gas prices. Historically, the prices for oil and gas, and consequently, the levels of activity in the offshore oil and gas exploration, development and production sectors, have been volatile and subject to wide fluctuations in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control, such as:

•	general economic conditions;

•	actions of the Organization of Petroleum Exporting Countries and other oil producing countries to control prices or change production levels;

•	the price and availability of alternative fuels;

•	assessments of offshore drilling prospects compared with land-based opportunities that do not generally require our services;

•	the costs of exploration, production and delivery of oil and natural gas offshore;

•	expectations about future supply and demand for oil and gas;

•	availability and rates of discovery of new oil and natural gas reserves in offshore areas, as well as on land;

•	federal, state, local and international political conditions, and policies including those with respect to local content requirements and the exploration and development of oil and gas reserves;

•
uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in the Middle East or other geographic areas, or further acts of terrorism in the U.S. or elsewhere;

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
The extreme decline in market prices for oil and gas in recent months has adversely affected our revenue, profitability and results of operations. We cannot predict future oil and gas price movements. Any prolonged reduction in oil and gas prices could depress the level of helicopter activity in support of exploration and, to a lesser extent, production activity and, therefore, have a material adverse effect on our revenue, profitability, financial condition, results of operations, cash flow and prospects. No assurance can be given that the recent decline of oil and gas prices will not continue to adversely affect offshore exploration or production operations, or that our operations will not continue to be adversely affected.
Additionally, the level of activity in offshore oil and gas exploration and production is affected by the level of activity in land-based oil and gas development and production.  Over the past few years, there has been a significant focus on and increase in production through onshore fracking as the cost of fracking has decreased, which does not require use of our services.  This has affected to some extent the demand for our services.  Any increase in onshore fracking resulting in a meaningful supply of oil and gas could have a material adverse effect on our business, financial condition and results of operations.
We are in a cyclical business.

Our industry has historically been cyclical and is affected by the volatility of oil and gas price levels, fluctuations in government programs and spending and general economic conditions. There have been, and in the future may continue to be, periods of high demand followed by periods of low demand for our services. Changes in commodity prices can have a significant effect on demand for our services, and periods of low activity intensify price competition in the industry and could result in our helicopters being idle for long periods of time. A prolonged significant downturn in oil and natural gas prices such as the one we are currently experiencing or increased regulation containing onerous compliance requirements is likely to cause a substantial decline in expenditures for exploration, development and production activity, which would result in a decline in demand and lower rates for our services. Similarly, the government agencies with which we do business could face budget cuts or limit spending, which would also result in a decline in demand and lower rates for our services. These changes could adversely affect our business, financial condition and results of operations.
The implementation by our customers of cost-saving measures could reduce the demand for our services.
Oil and gas companies are continually seeking to implement measures aimed at cost savings, especially during times of depressed oil and gas pricing such as the one we are currently experiencing. In addition to curtailing exploration and development activities, measures taken by our customers to improve efficiencies and reduce costs may include reducing headcount, finding less expensive means for moving personnel offshore, changing rotations for personnel working offshore, pooling helicopter services among operators and requesting rate reductions or pricing concessions. Such measures are some, but not all, of the possible cost-saving initiatives that could result in reduced demand for or pricing of our helicopter transport services. In addition, customers may choose to establish their own helicopter operations or utilize other transportation alternatives, such as marine transport. The continued implementation of these kinds of cost-saving measures could reduce the demand for or pricing of our services and have a material adverse effect on our business, financial condition and results of operations.
We rely on a small number of customers for a significant share of our revenues, the loss of any of which could adversely affect our business, financial condition and results of operations.
We derive a significant portion of our revenues from a limited number of oil and gas exploration, development and production companies and government agencies. Specifically, services provided to Anadarko, BSEE, Petrobras Brazil, Shell, and ERT accounted for 27%, 13%, 8%, 5% and 5% of our revenues, respectively, for the year ended December 31, 2015. The portion of our revenues attributable to any single customer may change over time, depending on the level of activity by any such customer, our ability to meet the customer’s needs and other factors, many of which are beyond our control. The loss or reduction of business from any of our significant customers, if not offset by sales to new or existing customers, could have a material adverse effect on our business, financial condition and results of operations.
Further, to the extent any of our customers or the customers of companies to whom we dry-lease helicopters experience an extended period of operational or financial difficulty, our revenues and results of operations could be materially adversely affected.
Consolidation of and asset sales affecting our customer base could adversely affect demand for our services and reduce our revenues.
Many of our customers are international, major integrated and independent oil and gas exploration, development and production companies. In recent years, these companies have undergone substantial consolidation and engaged in sales of specific assets, and additional consolidation and asset sales are possible. Consolidation results in fewer companies to charter or contract for our services. In the event one of our customers combines with, or sells assets to, a company that is using the services of one of our competitors, the combined or successor company could decide to use the services of that competitor or another provider. Further, merger activity among both major and independent oil and natural gas companies affects exploration, development and production activity as the consolidated companies often put projects on hold while integrating operations. Consolidation may also result in an exploration and development budget for a combined company that is lower than the total budget of both companies before consolidation. Reductions in the budgets of oil and gas companies could adversely affect demand for our services that could result in a material adverse impact on our business, financial condition and results of operations.
Our customers include U.S. government agencies that are dependent on budget appropriations, which may fluctuate and, as a result, limit their ability to use our services.
U.S. government agencies, consisting primarily of BSEE, are among our key customers and accounted for 13% of our revenues for the year ended December 31, 2015. Government agencies receive funding through budget appropriations, which are determined through the political process, and as a result, funding for the agencies with which we do business may fluctuate. In recent years, there has been increased Congressional scrutiny of discretionary program spending by the U.S. government in light of concerns over the size of the national debt and lawmakers have discussed the need to cut or impose caps on discretionary spending, which could result in budget cuts to federal agencies to which we provide services. If any of these agencies, and in particular BSEE, experience reductions in their budgets or if they change their spending priorities, their ability or willingness to spend on helicopter services may decline, and they may substantially reduce or cease using our services, which could have a material adverse effect on our business, financial condition and results of operations.
Our industry is subject to intense competition.
The helicopter industry is highly competitive. Contracting for helicopter services is often done through a competitive bidding process among those operators having an acceptable safety record, demonstrated reliability, requisite equipment for the job and sufficient resources to provide coverage when primary equipment comes out of service for maintenance. Customers typically make their final choice based on aircraft availability, quality and location of facilities and price. If we are unable to satisfy the criteria to participate in bids or are otherwise unable to compete effectively, our business, financial condition and results of operations could be materially and adversely affected.
In certain of our international markets where foreign regulations may require that contracts be awarded to local companies owned or controlled by nationals, we may participate in bids as a subcontractor or vendor to the local bidding company. These third parties may not be able to win these bids for reasons unrelated to us, our safety record, reliability, or equipment. Accordingly, we may lose potential business, which may be significant, for reasons beyond our control.
We compete against a number of helicopter operators, including other major global helicopter operators such as Bristow and CHC Group Ltd. In the U.S., we face competition for business in the oil and gas industry from three major operators: Bristow, PHI and Rotorcraft Leasing Company, LLC. In our international markets, we also face competition from local operators in countries where foreign regulations require that contracts be awarded to local companies owned or controlled by nationals or from operators that are more recognized in some of those markets. There can be no assurance that our competitors will not be successful in capturing a share of our present or potential customer base. We also face potential competition from customers that establish their own flight departments and smaller operators with access to capital that can expand their fleets and operate more sophisticated and costly equipment. In providing air medical transport services, we face competition from Air Medical Group Holdings, Air Methods Corporation, PHI and many other operators. In addition, helicopter leasing companies, such as Element Financial Corporation, Lease Corporation International (Aviation) Limited, Macquarie Rotocraft Leasing, Milestone Aviation Group and Waypoint Leasing, provide offerings that compete with, and could capture a share of, our dry-leasing opportunities to third parties. Our competitors, including these helicopter leasing companies, may benefit from a lower cost of capital that may permit them to offer lease rates for helicopters that are more attractive than those we can be offer. For example, Milestone Aviation Group was acquired in January 2015 by GE Capital Aviation Services, a company with significant resources. We also compete with other providers of search and rescue, utility and flightseeing services in various markets.
A significant portion of our business is obtained through competitive bidding or other competitive processes that often require us to expend significant resources with no guaranty of recoupment.
Chartering of helicopters is often done through an aggressive competitive bidding process and intense negotiations. Customers typically make their final choice based on the best price for the required helicopter model that is available within the time frame mandated by their needs. Successfully competing in competitive bidding situations subjects us to risks associated with the substantial time, money, and effort, including proposal development and marketing activities, required to prepare bids and proposals for contracts that may not be awarded to us or for processes that may be canceled prior to the execution of contracts.
Due to the intense competition in our markets and increasing customer demand for shorter delivery periods, even in cases where we are not involved in a competitive bidding process, we might be required to begin implementation of a project before the corresponding order has been finalized. If we do not succeed in winning a bid or securing an opportunity for any reason, we may obtain little or no benefit from the expenditures associated with pursuing such opportunity, may be unable to recoup expended resources on future projects and may have to write any such expenditures off.
Our contracts generally can be terminated or downsized by our customers without penalty.
Many of our operating contracts and charter arrangements contain provisions permitting early termination by the customer for any reason, generally without penalty, and with limited notice requirements. In addition, many of our contracts in the U.S. Gulf of Mexico and Alaska do not commit our customers to acquire specific amounts of services and permit them to decrease the number of helicopters under contract with a corresponding decrease in the fixed monthly payments without penalty. In addition, these contract provisions may facilitate customer requests for rate reductions, pricing concessions and other favorable revisions to negotiated terms that may be available from our competitors, especially during a market downturn such as the one we are currently experiencing. As a result, you should not place undue reliance on the strength of on our customer contracts or the terms of those contracts. The termination or modification of contracts or contract provisions by our significant customers or the decrease in such customers’ usage of our helicopter services could have a material adverse effect on our business, financial condition and results of operations.
Our customers may shift risk to us.

We give to and receive from our customers indemnities relating to damages caused or sustained by us in connection with our operations. Our customers’ changing views on risk allocation may cause us to accept greater risk to win new business or may result in our losing business if we are not prepared to take such risks. To the extent that we accept such additional risk, and seek to insure against it, if possible, our insurance premiums could rise. If we cannot insure against such additional risks or otherwise choose not to do so, we could be exposed to catastrophic losses in the event such risks are realized.
Our fixed operating expenses and long-term customer contracts could adversely affect our business under certain circumstances.
Our profitability is directly related to demand for our services. A significant portion of our operating expenses that are related to crew wages and benefits, insurance and maintenance programs are fixed and must be paid even when our helicopters are not actively servicing customers and generating income. A decrease in our revenues could therefore result in a disproportionate decrease in our earnings, as a substantial portion of our operating expenses would remain unchanged. Similarly, the discontinuation of any rebates, discounts or preferential financing terms offered to us by manufacturers or suppliers would have the effect of increasing our fixed expenses, and without a corresponding increase in our revenues, would negatively impact our results of operations.
Increases in supplier, fuel, labor, insurance, and other costs are typically passed through to our customers through rate increases where possible, including as a component of contract escalation charges. However, certain of our contracts are long-term in nature and may not have escalation or escalation may be tied to an index, which may not increase as rapidly as the associated costs. These escalations may not be sufficient or we may not be able to realize the full benefit therefrom during a market downturn to enable us to recoup increased costs in full thereby resulting in lower margins. There can be no assurance that we will be able to estimate costs accurately or recover increased costs by passing such costs on to our customers. Further, we may not be successful in identifying or securing cost escalations for other costs that may escalate during the applicable customer contract term. In the event that we are unable to fully recover material costs that escalate during the terms of our customer contracts, the profitability of our customer contracts and our business, financial condition and results of operations could be materially and adversely affected.
Risk Factors Related to Our Operations
Our operations involve a degree of inherent risk that may not be covered by our insurance or may increase our costs.
The operation of helicopters is subject to various risks, including catastrophic disasters, crashes, collisions, adverse weather conditions, mechanical failures and damage to our facility or spare parts, which may result in loss of life, personal injury and/or damage to property and equipment and the suspension or reduction of our operations. Our helicopters have been involved in accidents in the past, some of which included loss of life, personal injury and property damage. We, or third parties operating our helicopters, may experience accidents or damage to our assets in the future. These risks could endanger the safety of both our and our customers’ personnel, equipment, cargo and other property, as well as the environment. If any of these events were to occur with equipment that we operate or dry-lease to third parties, we could experience loss of revenue, termination of charter contracts, higher insurance rates and damage to our reputation and customer relationships. In addition, to the extent an accident occurs with a helicopter we operate or by assets supporting our operations, we could be held liable for resulting damages. The occurrence of any such incident could have a material adverse effect on our business, financial condition and results of operations.
In addition, other operators may experience accidents or safety issues with a particular model of helicopter that we operate or dry-lease. Where such an accident or safety issue with a particular model occurs, our customers, their employees or the unions to which our customer’s employees belong may refuse to use such model, a regulatory body may ground that particular model of helicopter or we may be forced to take such model out of service until the cause of the accident or concern is adequately addressed, any of which may result in a reduction of revenues and a loss of customers. While we seek to mitigate the financial impact of these risks and preserve our rights through commercial and other arrangements, such mitigation efforts may not be successful or available in all circumstances and our financial condition and results of operations may fluctuate from period to period as a result of incidents or our mitigation efforts. In addition, the market value of a helicopter model may be permanently reduced if such model were to be considered less desirable for future service, in which case the book value of inventory for such aircraft may be impaired.
We carry insurance, including hull and liability, liability and war risk, general liability, workers’ compensation and other insurance customary in the industry in which we operate. Our insurance coverage is subject to deductibles and maximum coverage amounts. Our insurance policies are also subject to compliance with certain conditions, the failure of which could lead to a denial of coverage as to a particular claim or the voiding of a particular insurance policy. We cannot ensure that our existing coverage will be sufficient to protect against all potential liabilities or the total amount of insured claims and liabilities, that we will be able to maintain our existing coverage in the future, or that our existing coverage can be renewed at commercially reasonable rates without a substantial increase in premiums. In addition, future terrorist activity, risks of war, accidents or other events could increase our insurance premiums. Even in cases where insurance covers the costs of repair due to damage to a helicopter, there may be a diminution in the value of the helicopter as result of it being less desirable for future service, which would likely not be covered by insurance. Furthermore, we are not generally insured for loss of profit, loss of use of our helicopters, business interruption or loss of flight hours. The loss, or limited availability, of our liability insurance coverage, inadequate coverage from our liability insurance or substantial increases in future premiums could have a material adverse effect on our business, financial condition, liquidity, cash flows and results of operations. Any material liability not covered by insurance or for which third-party indemnification is not available, would have a material adverse effect on our business, financial condition, liquidity, cash flows and results of operations.
Failure to maintain an acceptable safety record may have an adverse impact on our ability to obtain and retain customers.
Our customers consider safety and reliability as the two primary attributes in selecting a helicopter service provider. We must maintain a record of safety and reliability that is acceptable to, and in certain instances is contractually required by, our customers. In an effort to maintain an appropriate standard, we incur considerable costs to maintain the quality of our safety and training programs and our fleet of helicopters. For example, we have implemented a safety program that includes, among many other features, (i) transition and recurrent training using flight training devices, (ii) an FAA approved flight operational quality assurance program and (iii) HUMS, which automatically monitors and reports on vibrations and other anomalies on key components of certain helicopters in our fleet. In addition, many of our customers regularly conduct audits of our operations and safety programs. We cannot assure you that our safety program or our other efforts will provide an adequate level of safety, an acceptable safety record or satisfactory customer audit results. If we fail to maintain standards of safety and reliability that are satisfactory to our customers, our ability to retain current customers and attract new customers may be adversely affected. Moreover, accidents or similar disasters involving helicopters operated by us or by another helicopter operator could cause significant adverse publicity, impact customer confidence, lead to a reduction in customer contracts or result in the mandatory or voluntary grounding of our helicopters or other interruption of services to our customers, particularly if such accident or disaster were due to a safety fault in a helicopter model in our fleet. Our helicopters have been involved in accidents in the past, some of which have included loss of life and property damage. We may experience similar accidents in the future. Failure to maintain an acceptable safety record may have an adverse effect on our business, financial condition and results of operations.
We may not be able to obtain work on acceptable terms covering some of our new helicopters, and some of our new helicopters may replace existing helicopters already under contract, which could adversely affect the utilization of our existing fleet.
As of December 31, 2015, we had placed orders for 14 new helicopters and have options to purchase an additional 12 helicopters. Of the helicopters on order, two are scheduled to be delivered in 2016, four are scheduled to be delivered in 2017, and three are scheduled to be delivered in 2018. Delivery dates for the remaining five helicopters have yet to be determined. Many of our new helicopters may not be covered by customer contracts when they are placed into service, and we cannot assure you as to when we will be able to utilize these new helicopters or on what terms. The ability to place new helicopters into service is highly affected by activity in the offshore oil and gas market, which in turn is affected by oil and gas prices. To the extent our helicopters are covered by a customer contract, the typical duration of such contracts is generally too short to recover our full cost of purchasing the helicopter requiring us to seek frequent renewals and subjecting us to the risk that we will be unable to recoup our investment in the helicopter. Once a new helicopter is delivered to us, we generally spend between two and three months to install equipment and configure the helicopter to our specifications before we place it into service. As a result, there can be a significant delay between the delivery date for a new helicopter and when it begins to generate revenues for us. We also expect that some of our customers may request new helicopters in lieu of our existing helicopters, which could adversely affect the utilization of our existing fleet. Our inability to profitability deploy our aircraft could have a material adverse effect on our business, financial condition and results of operation.
The current excess capacity of our medium and heavy helicopters is higher than in recent periods due to the reduced demand for helicopters resulting from the oil and gas market downturn we are currently experiencing.  Our fleet’s excess helicopters include those that are not otherwise under customer contracts, undergoing maintenance or dedicated for charter activity.  Although we take actions to minimize excess capacity, we expect a certain level of excess capacity at any given time in an aviation logistics business as a result of the evolving nature of customers’ needs.  As a result of the higher excess capacity, which began during the middle of the fourth quarter of 2014 and has increased during 2015, there may be some lag time before helicopters that are not under customer contracts are placed with other customers.  If we are not successful in securing sufficient new contracts, we may experience a decline in the near-term utilization of our medium and heavy helicopters that may impact our business, financial condition and results of operations.
Our dependence on a small number of helicopter manufacturers poses a significant risk to our business and prospects.
Although our fleet includes equipment from all four of the major helicopter manufacturers, our current fleet expansion and replacement needs rely on three manufacturers. If any of the manufacturers with whom we contract face production delays due to, for example, natural disasters, labor strikes or unavailability of skilled labor, we may experience a significant delay in the delivery of previously ordered helicopters. During these periods, we may not be able to obtain additional helicopters with acceptable pricing, delivery dates or other terms. Delivery delays or our inability to obtain acceptable helicopters would adversely affect our revenues and profitability and could jeopardize our ability to meet the demands of our customers and execute our business strategy. Furthermore, we may be required by regulatory authorities or voluntarily decide to temporarily or permanently remove certain helicopter models from service following certain incidents or accidents, thereby increasing our reliance on other models. The lack of availability of new helicopters resulting from a backlog in orders or unavailability of certain helicopter models for service could result in an increase in prices for certain types of used helicopters.
A shortfall in availability of aircraft components, parts and subsystems required for maintenance and repairs of our helicopters and supplier cost increases could adversely affect us.
In connection with required repairs and maintenance that we perform or are performed by others on our helicopters, we rely on seven key vendors (Agusta Aerospace Corporation, Sikorsky Aircraft Corporation, Airbus Helicopters Inc., Bell Helicopter Textron Inc., Pratt and Whitney Canada, Turbomeca USA, Inc. and Honeywell International) for the supply and overhaul of components on our helicopters. Consolidations involving suppliers could further reduce the number of alternative suppliers for us and increase the cost of components. These vendors have historically been the manufacturers of helicopter components and parts, and their factories tend to work at or near full capacity supporting the helicopter production lines for new equipment. This leaves little capacity for the production of parts requirements for maintenance of our helicopters. The tight production schedules, as well as new regulatory requirements, the availability of raw materials or commodities, or the need to upgrade parts or product recalls, can add to backlogs, resulting in key parts being in limited supply or available on an allocation basis. To the extent that these suppliers also supply parts for helicopters used by the U.S. military, parts delivery for our helicopters may be delayed during periods in which there are high levels of military operations. Our inability to perform timely repair and maintenance could result in our helicopters being underutilized and cause us to lose opportunities with existing or potential customers, each of which could have an adverse impact on our results of operations. Furthermore, our operations in remote locations, where delivery of these components and parts could take a significant period of time, may also impact our ability to repair and maintain our helicopters. Although every effort is made to mitigate such impact, a delay in delivery may pose a risk to our results of operations. In addition, supplier cost increases for critical helicopter components and parts can also adversely impact our results of operations. Cost increases are passed on to our customers through rate increases where possible, including as a component of contract escalation charges. However, certain of our contracts are long-term in nature and may not have escalation or escalation may be tied to an index that may not increase as rapidly as the cost of parts. Further, we may not be able to realize the benefit of any escalation during a market downturn, which may result in our margins eroding. In addition, as many of our helicopters are manufactured by two European based companies, the cost of spare parts could be impacted by changes in currency exchange rates.
The operation of our fleet requires us to carry spare parts inventory to perform scheduled and unscheduled maintenance activity.  Changes in the aircraft model types or the timing of exit from model types of our fleet may result in inventory levels in excess of those required to support our fleet over its remaining life.  Additionally, other parts may become obsolete or dormant as a result of changes in the use of such parts on aircraft and maintenance needs.  These fleet changes or other external factors can result in impairment of inventory balances where we expect that excess, dormant or obsolete inventory will not recover its carrying value through sales to third parties or disposal.
Our operations depend on facilities we use throughout the world that are subject to physical and other risks that could disrupt operations.
Our facilities could be damaged or our operations could be disrupted by a natural disaster, labor strike, war, political unrest, terrorist activity or a pandemic. We operate numerous bases in and along the U.S. Gulf of Mexico and we are particularly exposed to risk of loss or damage from hurricanes in that region. In addition, our operations in Alaska are at risk from earthquake activity. Although we have obtained property damage insurance, a major catastrophe such as a hurricane, earthquake or other natural disaster at any of our sites, or significant labor strikes, work stoppages, political unrest, war or terrorist activities in any of the areas where we conduct operations, could result in a prolonged interruption or stoppage of our business or material sub-parts of it. Any disruption resulting from these events could result in a loss of sales and customers. Our insurance may not adequately compensate us for any of these events, and, if not so covered, it could have a material adverse effect on our business, financial condition and results of operations.
We rely on the secondary helicopter market to dispose of our older aircraft and parts as part of our on-going fleet modernization efforts.
We manage our fleet by evaluating expected demand for helicopter services across global markets, including the type of aircraft needed to meet this demand. As offshore oil and gas drilling and production globally moves to deeper water, more heavy and medium aircraft and newer technology aircraft may be required. As helicopters come off of current contracts or are replaced by newer models, our management evaluates our future needs for such helicopters against our ability to recover our remaining investments in these aircraft through sales into the aftermarket. We are dependent upon the secondary helicopter and parts market to dispose of our helicopters as our fleet continues to evolve to address changes in demand driven by customer needs.
The book value of our owned helicopters as reflected on our balance sheet is based on our practice of depreciating our helicopters over their expected useful life to the expected salvage value to be received for such helicopter at the end of that life.  From time to time, we disclose our net asset value, which is based, in large part, on the fair market value of our helicopters derived from a combination of available market data, utilization of estimates, application of significant judgment and assistance of valuation specialists, including values obtained from third party analysts. There is no assurance that either the book value, net asset value or the fair market value of any helicopter represents the amount that we could obtain from an unaffiliated third party in an arm’s length sale of the aircraft, and market factors will impact the need for any write-downs to book value, any recorded gains or losses on aircraft sales and our ability to achieve the estimated fair market value of such aircraft.  The number of helicopter sales and the amount of gains and losses recorded on these sales is unpredictable. A failure to dispose of helicopters and parts in the secondary helicopter market could impair our ability to operate our fleet efficiently and service existing contracts or win new opportunities and could have a material adverse effect on our business, financial condition and results of operations.
In addition, any negative impact on the demand for helicopters, including as a result of the global oil and gas market downturn we are currently experiencing, could result in an increase in idle helicopters that could impair our ability to dispose of helicopters and parts in the secondary helicopter market or limit the amounts that we could obtain therefrom.
We derive revenue from non-wholly owned entities. If we are unable to maintain good relations with the other owners of such non-wholly owned entities, our business, financial condition and results of operations could be adversely affected.
Local regulatory requirements may require us to conduct our international operations using another operator’s AOC through non-wholly owned entities with local shareholders or through strategic alliances with foreign partners. We have in the past, and may in the future continue to, derive significant amounts of revenue from these entities. For the fiscal year ended December 31, 2015, we derived $40.2 million of revenue, representing 19% of our total revenue, from Aeróleo, an entity owned in part by local shareholders. We depend to some extent upon good relations with our local shareholders to ensure profitable operations of our non-wholly owned entities. These shareholders may have interests that are not always aligned with ours and may not be required to provide any funding that these entities may require. Furthermore, certain shareholders’ agreements with local shareholders contain call arrangements that allow the local shareholder to elect to purchase our shares and/or require us to bear all of the losses of such entities. The calls are exercisable in certain circumstances, including liquidation and events of default. In the event shareholder disputes arise or we lose our interest in our non-wholly owned entities and/or find other local partners, it could negatively impact our revenues and profit sharing from such entities, and have a material adverse effect on our business, financial condition and results of operations.
We are highly dependent upon the level of activity in the U.S. Gulf of Mexico and Alaska, which are mature exploration and production regions.
For the years ended December 31, 2015, 2014 and 2013, our operating revenues derived from services provided to customers primarily engaged in oil and gas activities in the U.S. Gulf of Mexico represented approximately 66%, 67% and 60%, respectively, and in Alaska represented approximately 6%, 8% and 13%, respectively, of our total operating revenues. The U.S. Gulf of Mexico and Alaska are mature exploration and production regions that have undergone substantial seismic survey and exploration activity for many years. We cannot predict the levels of activity in these areas. A large number of oil and gas properties in these regions have already been drilled and additional prospects of sufficient size and quality could be more difficult to identify. Generally, the production from these mature oil and gas properties is declining and future production may decline to the point that such properties are no longer economically viable to operate, in which case our services with respect to such properties may no longer be needed. Oil and gas companies may not identify sufficient additional drilling sites to replace those that become depleted. If activity in oil and gas exploration, development and production in either the U.S. Gulf of Mexico or Alaska materially declines, our business, financial condition and results of operations could be materially and adversely affected.
Any significant development impacting deepwater drilling in the U.S. Gulf of Mexico could adversely affect us.
We are highly dependent on offshore oil and gas activities in the U.S. Gulf of Mexico. As a result of the well-publicized sinking of the Deepwater Horizon, a semi-submersible deepwater drilling rig operating in the U.S. Gulf of Mexico after an apparent blowout and fire resulting in a significant flow of hydrocarbons from the BP Plc. Macondo well, the U.S. Department of Interior temporarily imposed a moratorium on offshore drilling operations and issued new rules designed to improve drilling and workplace safety in the U.S. Gulf of Mexico. The Bureau of Ocean Energy Management, BSEE, Office of National Resources Revenue and other regulatory agencies are expected to further issue new safety and environmental guidelines and regulations for drilling in the U.S. Gulf of Mexico and other geographic regions, the result of which may increase the costs of exploration, development and production, reduce the area of operations for offshore oil and gas activities and result in permitting delays. We are monitoring legislation and regulatory developments; however, it is difficult to predict the ultimate impact of any new guidelines, regulations or legislation. A prolonged suspension of drilling activity or permitting delays in the U.S. Gulf of Mexico and other geographic locations in which we operate, new regulations and/or increased liability for companies operating in the offshore oil and gas sector, whether or not caused by a new incident in any region, could result in reduced demand for our services and may have a material adverse effect on our cash flows, business, financial condition and results of operations.
We are subject to risks associated with our international operations.
We operate and dry-lease helicopters in international markets. During the years ended December 31, 2015, 2014 and 2013, approximately 21%, 15% and 18%, respectively, of our operating revenues were derived from our international operations.

Our strategy contemplates growth in our international operations in the future. Our international operations are subject to a number of risks, including:

•	political conditions and events, including embargoes;

•
restrictive actions by U.S. and foreign governments, including those in Brazil, Colombia, Dominican Republic, India, Norway, Spain and the United Kingdom, which could limit our ability to provide services in those countries;

•	fluctuations in currency exchange rates;

•	the imposition of withholding or other taxes on foreign income, tariffs or restrictions on foreign trade and investment;

•	adverse tax consequences;

•	limitations on repatriation of earnings or currency exchange controls and import/export quotas;

•	nationalization, expropriation, asset seizure, blockades and blacklisting;

•	limitations in the availability, amount or terms, of insurance coverage;

•	loss of contract rights and inability to adequately enforce contracts;

•	the lack of well-developed legal systems in some countries that could make it difficult for us to enforce contractual rights;

•	political, social and economic instability, war and civil disturbances or other risks that may limit or disrupt markets, such as terrorist attacks, piracy and kidnapping;

•	fluctuations in currency exchange rates, hard currency shortages and controls on currency exchange that affect demand for our services and our profitability;

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
If we are unable to adequately address these risks, it may impact our ability to operate in certain international markets and our business, financial condition and results of operations could be materially and adversely affected.
Our future growth may be impacted by our ability to expand into markets outside of the U.S. Gulf of Mexico, Alaska and Brazil.
Our future growth will depend on our ability to expand into markets outside of the U.S. Gulf of Mexico, Alaska and Brazil. Expansion of our business depends on our ability to operate in these other regions and may be adversely affected by:

•	local regulations restricting foreign ownership of helicopter operators;

•	requirements to award contracts to local operators; and

•	the number and location of new drilling concessions granted by foreign governments.
We cannot predict the restrictions or requirements that may be imposed in the countries in which we operate or wish to operate. If we are unable to continue to operate or obtain and retain contracts in markets outside of the U.S. Gulf of Mexico, Alaska or Brazil, our future business, financial condition and results of operations may be adversely affected and we may not be able to successfully grow our operations outside of these regions.
In order to grow our business, we may require additional capital in the future, which may not be available to us.
Our business is capital intensive, and to the extent we do not generate sufficient cash from operations, we will need to raise additional funds through bank financing and other public or private debt or equity financing to execute our strategy and make the capital expenditures required to operate our business. Adequate sources of capital funding may not be available when needed, or may not be available on favorable terms. The availability of financing may also be affected by oil and gas prices and exploration, development and production activity levels. If we raise additional funds by issuing equity or certain types of convertible debt securities, the holdings of our existing stockholders may be diluted. Further, if we raise additional debt financing, we will incur additional interest expense, the terms of such debt may be less favorable than our existing debt and we may be required to pledge our assets as security or be subjected to financial and/or operating covenants that affect our ability to conduct our business. Our ability to engage in any capital raising activities are subject to the restrictions in our existing debt instruments and in the Tax Matters Agreement. Refer to Part III, Item 13 “Certain Relationships and Related Party Transactions-Agreements between SEACOR and Era Group Relating to the Separation- Tax Matters Agreement” for additional information. If our levels of funding are insufficient at any time in the future, or we are unable to conduct capital raising activities for any reason, we may be unable to acquire additional helicopters, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

There are risks associated with our debt structure.
As of December 31, 2015, our indebtedness consisted of $149.8 million aggregate principal amount of our 7.750% senior unsecured notes due 2022 (the “7.750% Senior Notes”), $90.0 million of borrowings outstanding under the Revolving Credit Facility, $25.0 million of aggregate indebtedness outstanding under two promissory notes and $9.5 million of aggregate indebtedness related to our foreign operations. In addition, we had the ability to borrow up to an additional $207.1 million under our Revolving Credit Facility, after taking into account the financial ratios we are required to maintain under the facility as discussed in more detail below.
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
Our Revolving Credit Facility requires that we maintain a maximum ratio of funded debt to EBITDA, as defined, of 5.0 to 1.0, a minimum interest coverage ratio of 3.0 to 1.0 and a minimum ratio of (i) the sum of the fair market value of mortgaged helicopters, as defined, accounts receivable and inventory to (ii) funded debt of 1.2 to 1.0. Failure to comply with these covenants is an event of default under the facility, and therefore, our ability to borrow under our Revolving Credit Facility is dependent on and limited by our ability to comply with such covenants. Refer to Note 8 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information.
If we experience reduced operating revenues, our ability to utilize our Revolving Credit Facility may be limited and we may require additional investments in our capital stock to maintain our financial ratio within applicable limits. Any inability to borrow under our Revolving Credit Facility could have a material adverse effect on our ability to make capital expenditures, our results of operations and our liquidity. Further, failure to maintain the financial ratios required under our Revolving Credit Facility would constitute an event of default, allowing the lenders under our Revolving Credit Facility to declare the entire balance of any and all sums payable under the facility immediately due and payable, which in turn would permit the holders of our 7.750% Senior Notes to accelerate maturity of the 7.750% Senior Notes.
Our ability to meet our debt service obligations and refinance our indebtedness, including any future debt that we may incur, will depend upon our ability to generate cash in the future from operations, financings or asset sales, which are subject to general economic conditions, industry cycles, seasonality and other factors, some of which may be beyond our control. If we cannot repay or refinance our debt as it becomes due, we may be forced to sell assets or take other disadvantageous actions, including reducing financing in the future for working capital, capital expenditures and general corporate purposes or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. Any failure to repay or refinance may also permit the lenders who hold such debt to accelerate amounts due, which would potentially trigger default or acceleration of our other debt. In addition, our ability to withstand competitive pressures and to react to changes in our industry could be impaired.
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
Any downgrade in the credit ratings for our public debt securities could limit our ability to obtain future financing, increase our borrowing costs and adversely affect the market price of our outstanding debt securities, or otherwise impair our business, financial condition and results of operations.
Credit rating agencies continually review our corporate ratings and ratings for our public debt securities. Credit rating agencies also evaluate the industries in which we and our affiliates operate as a whole and may change their credit rating for us based on their overall view of such industries. There can be no assurance that any rating assigned to our currently outstanding public debt securities will remain in effect for any given period of time or that any such ratings will not be lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances so warrant.
A downgrade of our credit ratings could, among other things:

•	limit our access to the capital markets or otherwise adversely affect the availability of other new financing on favorable terms, if at all;

•	result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur;

•	increase our cost of borrowing;

•	adversely affect the market price of our 7.750% Senior Notes; and

•	impair our business, financial condition and results of operations.
Upon a change of control, holders of our 7.750% Senior Notes will have the right to require us to purchase their notes, which could have certain adverse ramifications.
Upon a “Change of Control Trigger Event” (as defined in the indenture governing our 7.750% Senior Notes), each holder of our 7.750% Senior Notes will have the right to require us to purchase any or all of that holder’s notes. If, due to lack of cash, legal or contractual impediments, or otherwise, we fail to discharge these obligations, such failure could constitute an event of default under such notes, which could in turn constitute a default under our other outstanding debt agreements, including our Revolving Credit Facility. Moreover, the existence of these purchase obligations may, in certain circumstances, discourage a sale or takeover of us or the removal of our incumbent directors.
We are exposed to credit risks.
We are exposed to credit risk on trade receivables from the unexpected loss in cash and earnings when a customer cannot meet its obligation to us or when the value of security provided declines. Customer credit risk is further enhanced during times of depressed oil prices, like that we are currently experiencing. To mitigate trade credit risk, we have developed credit policies and procedures that are designed to monitor and limit exposure to credit risk on our receivables. Such policies include the review, approval and monitoring of new customers, annual credit evaluations and credit limits. However, there can be no assurance that such procedures will effectively limit our credit risk and avoid losses, and, if not effective, such credit risks could have a material adverse effect on our business, financial condition and results of operations.
In addition, we are exposed to credit risk on our financial investments and instruments that are dependent upon the ability of our counterparties to fulfill their obligations to us. We manage credit risk by entering into arrangements with established counterparties that possess investment grade credit ratings and by monitoring our concentration risk with counterparties on an ongoing basis and through the establishment of credit policies and limits, which are applied in the selection of counterparties.
Our global operations are subject to foreign currency, interest rate, fixed-income, equity and commodity price risks.
We are exposed to currency fluctuations and exchange rate risks. A significant portion of our unfunded capital purchase obligations are denominated in foreign currencies and, although some of these risks may be hedged, fluctuations could significantly impact our cost of purchase and, as a result, our financial condition and results of operation. We purchase some of our helicopters and helicopter parts from foreign manufacturers and maintain operations in foreign countries, which results in portions of our revenues and expenses being denominated in foreign currencies. We attempt to minimize our exposure to currency exchange risk by contracting the majority of our services in U.S. dollars. As a result, a strong U.S. dollar may increase the local cost of our services that are provided under the U.S. dollar denominated contracts, which may reduce demand for our services in foreign countries. Generally, we do not enter into hedging transactions to protect against exchange risks related to our gross revenue or operating expenses.
In addition, helicopter models priced in foreign currencies could become less expensive for our competitors and potential competitors to acquire as a result of currency fluctuations, which could lead to excess helicopter capacity and increased competition, in turn jeopardizing both pricing and utilization of our equipment. Such currency fluctuations could also impact residual values for certain helicopters priced in foreign currencies.
Because we maintain our financial statements in U.S. dollars, our financial results are vulnerable to fluctuations in the exchange rate between the U.S. dollar and foreign currencies, primarily the euro and the Brazilian real. Changes in exchange rates could cause significant changes in our financial position or results of operations.
We operate in countries with foreign exchange controls, including Brazil and India. These controls may limit our ability to repatriate funds from our international operations or otherwise convert local currencies into U.S. dollars. These limitations could adversely affect our ability to access cash from these operations and our liquidity.
Difficult economic and financial conditions could have a material adverse effect on us.
The financial results of our business are both directly and indirectly dependent upon economic conditions throughout the world, which in turn can be impacted by conditions in the global financial markets. These factors are outside our control and changes in circumstances are difficult to predict. Uncertainty about global economic conditions may lead businesses to postpone spending in response to tighter credit and reductions in income or asset values, which may lead many lenders and institutional investors to reduce, and in some cases, cease to provide, funding to borrowers. Weak economic activity may lead government customers to cut back on services. Factors such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls, national and international political circumstances (including wars, terrorist acts or security operations) and the failure of lenders participating in our Revolving Credit Facility to fulfill their commitments and obligations under such facility could have a material adverse effect on our business, financial condition, results of operations and the value of our assets.
As experienced in recent years, a slowdown in economic activity can reduce worldwide demand for energy and result in an extended period of lower oil and natural gas prices. A reduction in oil and natural gas prices, like that we are currently experiencing, depresses the activity levels of oil and gas companies, which in turn reduces demand for our services. Moreover, weakness in the offshore oil and gas industry adversely impacts the financial position of our customers and the customers of those operators to whom we dry-lease helicopters, which, in turn, may cause them to fail to pay amounts owed to us in a timely manner or at all. Perceptions of a long-term depreciation of oil and natural gas prices may also further reduce or defer major expenditures by oil and gas companies given the long-term nature of many large-scale development projects. Prolonged weak economic conditions and/or reduced oil and natural gas prices may result in a corresponding decline in the demand for our services and an increase in the volatility of our stock price, which could have a material adverse effect on our business, financial condition and results of operations.
Weather and seasonality can impact our results of operations.
A significant portion of our revenues is dependent on actual flight hours, which may be impacted by prolonged periods of adverse weather conditions. During the fall and winter months, weather conditions are generally more extreme, with periods of poor visibility, high winds and heavy precipitation in some areas. As a result, oil and gas exploration, development and production activity in areas such as Alaska decreases in winter months. In addition, although some of our helicopters are equipped to fly at night, operations servicing offshore oil and gas transport of passengers and other non-emergency operations are generally conducted during daylight hours. During winter months, there are fewer daylight hours, particularly in Alaska. As a result of adverse weather conditions and lack of daylight, our flight hours, and therefore revenues, tend to decline in the winter months.
Our operations in the U.S. Gulf of Mexico may also be adversely affected by weather. Tropical storm season runs from June through November. Tropical storms and hurricanes limit our ability to operate our helicopters in the proximity of a storm, reduce oil and gas exploration, development and production activity, could result in the incurrence of additional expenses to secure equipment and facilities and may require us to evacuate our aircraft, personnel and equipment out of the path of a storm. In addition, a significant portion of our facilities are located along the coast of the U.S. Gulf of Mexico and extreme weather may cause substantial damage to such properties. Despite our efforts to prepare for storms and secure our equipment, we may suffer damage to our helicopters or our facilities, which may impact our ability to provide our services. Any negative impact as a result of adverse weather conditions or the seasonality of our operations may severely and adversely affect our business, financial condition and results of operations.
We may undertake one or more significant corporate transactions that may not achieve their intended results, may result in unforeseeable risks to our business and may adversely affect our financial condition and results of operations.
We continuously evaluate the acquisition of operating businesses and assets and may in the future undertake one or more significant transactions. Any such transaction could be material to our business and could take any number of forms, including mergers, joint ventures and the purchase of equity interests. The consideration for such transactions may include, among other things, cash, common stock or equity interests in us or our subsidiaries, or a contribution of equipment to obtain equity interests. Further, if we were to complete such an acquisition, disposition, investment or other strategic transaction, we may require additional debt or equity financing, which could result in a significant increase in our amount of debt and our debt service obligations or the number of outstanding shares of our Common Stock, thereby diluting holders of our Common Stock outstanding prior to such acquisition. We also routinely evaluate the benefits of disposing of certain of our assets. Such dispositions could take the form of asset sales, mergers or sales of equity interests.
These strategic transactions may not achieve their intended results and may present significant risks, such as insufficient revenues to offset liabilities assumed, potential loss of significant revenues and income streams, increased or unexpected expenses, inadequate return of capital, regulatory or compliance issues, impairment of intangible assets such as goodwill that may be acquired, the triggering of certain covenants in our debt instruments (including accelerated repayment) and unidentified issues not discovered in due diligence. In addition, such transactions could distract management from current operations. As a result of the risks inherent in such transactions, we cannot guarantee that any such transaction will ultimately result in the realization of its anticipated benefits or that it will not have a material adverse impact on our business, financial condition and results of operations.
Our inability to attract and retain qualified personnel could have an adverse effect on our business, financial condition and results of operations.
Loss of the services of key management personnel at our corporate and regional headquarters without being able to attract personnel of equal ability could have a material adverse effect on our business. The skills, experience and industry contacts of our senior management significantly benefit our operations and administration. The failure to attract, retain and properly motivate the members of our senior management team and other key employees, or to find suitable replacements for them in the event of death, ill health or their desire to pursue other professional opportunities, could have a material adverse effect on business, financial condition and results of operations.
Our ability to attract and retain qualified pilots, mechanics and other highly skilled personnel is likewise an important factor in our future success. Many of our customers require pilots with very high levels of flight experience. In addition, the maintenance of our helicopters requires mechanics that are trained and experienced in servicing particular makes and models of helicopters. The market for these highly skilled personnel is competitive and we cannot be certain that we will be successful in attracting and retaining qualified personnel in the future. Some of our pilots, mechanics and other highly skilled personnel, as well as those of our competitors, are members of the U.S. military reserves who have been, or could be, called to active duty. If significant numbers of such personnel are called to active duty, it would reduce the supply of such workers and likely increase our labor costs. In addition, if we enter into new markets, obtain additional customer contracts, experience an increase in the demand for our services, add new helicopter models to our fleet or experience a sudden change in demand for a specific model of aircraft, we may be required to hire additional pilots, mechanics and other flight-related personnel, which we may not be able to do on a timely or cost-effective basis. Our failure to attract and retain qualified personnel could have a material adverse effect on our business, financial condition and results of operations.
Labor problems could adversely affect us.
All of our employees in Brazil (representing approximately 29% of our employees) are represented under collective bargaining or union agreements. Any disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees under these agreements could result in strikes, work stoppages or other slowdowns by the affected workers. Our U.S. employees are not currently represented by a collective bargaining agreement. However, we cannot assure you that our employees will not unionize in the future. Periodically, certain groups of our employees may consider entering into such an agreement.
If our unionized workers engage in a strike, work stoppage or other slowdown, other employees elect to become unionized, existing labor agreements are renegotiated, or future labor agreements contain terms that are unfavorable to us, we could experience a disruption of our operations or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.
Adverse results of legal proceedings could have a material adverse effect on us.
We are currently and may in the future be subject to a variety of legal proceedings and claims that arise out of the ordinary conduct of our business. Results of legal proceedings cannot be predicted with certainty. Irrespective of their merits, legal proceedings may be both lengthy and disruptive to our operations and may cause significant expenditure and diversion of management attention. We may be faced with significant monetary damages or injunctive relief and, should we fail to prevail in any matters brought against us, it could have a material adverse effect on our business, financial condition and results of operations.
Negative publicity may adversely impact us.
Media coverage and public statements that insinuate improper actions by us or relate to accidents or other issues involving the safety of our helicopters or operations, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation or governmental investigations by regulators. Specifically, accidents involving any aircraft operated by us or another operator could cause substantial adverse publicity affecting us or our industry generally and could lead to the perception that our aircraft are not safe or reliable.
Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs and divert resources. Further, negative publicity may have an adverse impact on our reputation, our customer relationships and the morale of our employees, which could adversely affect our cash flows, business, financial condition and results of operations.
Failure to develop or implement new technologies could affect our results of operations.
Many of the helicopters that we operate are characterized by changing technology, introductions and enhancements of models of helicopters and services and shifting customer demands, including technology preferences. Our future growth and financial performance will depend in part upon our ability to develop, market and integrate new services and to accommodate the latest technological advances and client preferences. In addition, the introduction of new services or technologies, such as unmanned aerial vehicles, that compete with our services could result in our revenues decreasing over time. If we are unable to upgrade our operations or fleet with the latest technological advances in a timely manner, or at all, our business, financial condition and results of operations could suffer. Furthermore, any disruption to computers, communication systems or other technical equipment used by us and our fleet could significantly impair our ability to operate our business efficiently and could have a material adverse effect on our business, financial condition and results of operations.
We rely on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted and our business could be negatively affected.

We rely on information technology networks and systems to process, transmit and store electronic and financial information; to capture knowledge of our business; to coordinate our business across our operation bases and to communicate with our aircraft, within our company and externally with customers, suppliers, partners and other third parties. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns, hardware or software failures, power outages, computer viruses, cyber attacks, telecommunication failures, user errors, lack of support or catastrophic events and we may experience such damages, interruptions, malfunctions or security breaches in the future. Our systems may also be older generations of software which are unable to perform as effectively as, and fail to communicate well with, newer systems.
Our information technology systems are becoming increasingly integrated. If our information technology systems were to suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience business disruptions, which would have a material adverse effect on our business, financial condition and results of operations and on the ability of management to align and optimize technology to implement business strategies. In addition, cyber attacks could lead to potential unauthorized access and disclosure of confidential information, and data loss and corruption. There is no assurance that we will not experience these service interruptions or cyber attacks in the future. Further, as the frequency, scope and sophistication of cyber attacks continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyber attacks. A security breach may also lead to potential claims from third parties or employees.
Significant increases in fuel costs can have a material adverse effect on our business, financial condition and results of operations.
Fuel is essential to the operation of our helicopters and to our ability to carry out our transport services and is a key component of our operating expenses. High fuel costs can increase the cost of operating our helicopters. Any increased fuel costs may negatively impact our net sales, margins, operating expenses and results of operations. Although during times of high fuel costs in the past we have been able to pass along a significant portion of the increased costs to our customers, we cannot assure you that we will be able to do so in the future if a prolonged period of high fuel costs occurs. To the extent there is a significant increase in fuel costs that we are unable to pass on to our customers, it may have a material adverse effect on our business, financial condition and results of operations.
Risk Factors Relating to Regulations
If we do not restrict the amount of foreign ownership of our Common Stock, we may fail to remain a U.S. citizen, lose our status as a U.S. air carrier and be prohibited from operating helicopters in the U.S., which would adversely impact our business, financial condition and results of operations.
Since we hold the status of a U.S. air carrier under the regulations of both the U.S. DOT and the FAA and we engage in the operating and dry-leasing of helicopters in the U.S., we are subject to regulations pursuant to the Transportation Code and other statutes (collectively, “Aviation Acts”). The Transportation Code requires that certificates to engage in air transportation be held only by citizens of the U.S. as that term is defined in the relevant section of the Transportation Code. That section requires: (i) that our president and two-thirds of our board of directors and other managing officers be U.S. citizens; (ii) that at least 75% of our outstanding voting stock be owned by U.S. citizens; and (iii) that we must be under the actual control of U.S. citizens. Further, our helicopters operating in the U.S. must generally be registered in the U.S. In order to register such helicopters under the Aviation Acts, we must be owned or controlled by U.S. citizens. Although our amended and restated certificate of incorporation and amended and restated bylaws contain provisions intended to ensure compliance with the provisions of the Aviation Acts, failure to maintain compliance would result in the loss of our air carrier status, prohibit us from operating helicopters in the U.S. and would adversely affect our business, financial condition and results of operations.
We are subject to governmental regulation that limits foreign ownership of helicopter companies.
We are subject to governmental regulation that limits foreign ownership of helicopter companies in favor of domestic ownership. Failure to comply with regulations and requirements for local ownership in the various markets in which we operate, and may operate in the future, may subject our helicopters to deregistration or impoundment. If required levels of local ownership are not met or maintained, joint ventures in which we have significant investments could also be prohibited from operating within these countries. Deregistration of our helicopters or helicopters operated by our joint venture partners for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct operations within these markets. We cannot assure you that there will be no changes in aviation laws, regulations, required levels of local ownership, or administrative requirements or the interpretations thereof, that could restrict or prohibit our ability to operate in certain regions. Any such restriction or prohibition on our ability to operate may have a material adverse effect on our business, financial condition and results of operations.
The Outer Continental Shelf Lands Act, as amended, provides the federal government with broad discretion in regulating the leasing of offshore resources for the production of oil and gas.

We currently derive a significant portion of our revenues from services we provide in the U.S. Gulf of Mexico in support of offshore oil and gas exploration, development and production activity. As such, we are subject to the U.S. government’s exercise of authority under the provisions of the Outer Continental Shelf Lands Act. The Outer Continental Shelf Lands Act restricts the availability of offshore oil and gas leases by requiring certain lease conditions, such as the implementation of safety and environmental protections, the preparation of spill contingency plans and air quality standards for certain pollutants, the violation of any of which could result in a potential court injunction curtailing operations and lease cancellations. The Outer Continental Shelf Lands Act also requires that all pipelines operating on or across the outer continental shelf provide open and nondiscriminatory access to shippers. These provisions could adversely impact exploration and production activity in the U.S. Gulf of Mexico. If activity in oil and gas exploration, development and production in the U.S. Gulf of Mexico declines, our business, financial condition and results of operations could be materially and adversely affected.
We are subject to tax and other legal compliance risks, including anti-corruption statutes, the violation of which may adversely affect our business and operations.
As a global business, we are subject to complex laws and regulations in the U.S. and other countries in which we operate. These laws and regulations relate to a number of aspects of our business, including import and export controls, the payment of taxes, employment and labor relations, fair competition, data privacy protections, securities regulation, anit-money laundering, anti-corruption, economic sanctions and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may sometimes conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. A failure to comply could also result in significant fines, damages and other criminal sanctions against us, our officers, employees, joint venture partners or strategic partners, prohibitions or additional requirements on the conduct of our business and damage to our reputation. Further, we could be charged with wrongdoing for any violation of such laws and regulations by our agents, local partners or joint ventures, even though such parties may not be subject to the applicable statutes. Failure by us or one of our joint ventures or strategic partners to comply with applicable export and trade practice laws could result in civil or criminal penalties and suspension or termination of export privileges. Certain violations of law could also result in suspension or debarment from government contracts. We incur additional legal compliance costs associated with our global regulations and the changes in laws or regulations and related interpretations and other guidance could result in higher expenses and payments. Uncertainty relating to such laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights.
In many foreign countries, particularly those with developing economies, it may be customary for others to engage in business practices that are prohibited by laws such as the FCPA, the U.K. Bribery Act and the BCCA in Brazil, an anti-bribery law that is similar to the FCPA and U.K. Bribery Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors, agents and business partners will not take action in violation of our internal policies and applicable law and any such violation could have a material adverse effect on our business, financial condition and results of operations.
Environmental regulation and liabilities, including new or developing laws and regulations, may increase our costs of operations and adversely affect us.
Our operations are subject to international and U.S. federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage, recycling and disposal of toxic and hazardous wastes. The nature of our business requires that we use, store and dispose of materials that are subject to environmental regulation. Environmental laws and regulations change frequently, which makes it difficult for us to predict their cost or impact on our future operations. Liabilities associated with environmental matters could have a material adverse effect on our business, financial condition and results of operations. Further, we could be exposed to strict, joint and several liability for cleanup costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Any failure by us to comply with applicable environmental laws and regulations may result in governmental authorities taking action against us that could adversely impact our operations and financial condition. Such actions may include the:

•	issuance of administrative, civil and criminal penalties;

•	denial or revocation of permits or other authorizations;

•	imposition of limitations on our operations; and

•	performance of site investigatory, remedial or other corrective actions.
Environmental laws and regulations change frequently, requiring us to devote a substantial amount of capital and other resources for compliance. In recent years, governments have increasingly focused on climate change, carbon emissions and energy use. Laws and regulations that curb the use of energy, or require the use of renewable fuels or renewable sources of energy-such as wind or solar power, could result in a reduction in demand for hydrocarbon-based fuels such as oil and natural gas. In addition, governments could pass laws, regulations or taxes that increase the cost of fuel, thereby impacting both demand for our services and also our cost of operations. Such initiatives could have a material adverse effect on our business, financial condition and results of operations.
Actions taken by government agencies, such as the Department of Commerce, the Department of Transportation and the FAA, could increase our costs and prohibit or reduce our ability to operate successfully.
Our industry is regulated by various laws and regulations in the jurisdictions in which we operate. The scope of such regulation includes infrastructure and operational issues relating to helicopters, maintenance, spare parts and route flying rights as well as safety and security requirements. We cannot fully anticipate all changes that might be made to the laws and regulations to which we are subject or the possible impact of such changes. These changes could subject us to additional costs and restrictions.
U.S. Our operations are highly regulated by several U.S. government regulatory agencies.  For example, as a certified air carrier, we are subject to regulations promulgated by the DOT and the FAA. The FAA regulates our flight operations and imposes requirements with respect to personnel, aircraft, ground facilities and other aspects of our operations, including:

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
Brazil. Aeróleo, a Brazilian company 50% owned by us, operates in Brazil. To operate helicopters in Brazil, an operator must be licensed by the National Agency for Civil Aviation. Under applicable Brazilian law, in order to maintain its license, an operator must have Brazilian officers and be “controlled” by nationals of Brazil, meaning that at least 80% of such operator’s voting shares are held by Brazilian nationals. The majority holder of voting shares in Aeróleo is a Brazilian national and therefore this subsidiary is currently “controlled” within the meaning of Brazil licensing requirements. Any change in the national status of the majority shareholder in Aeróleo and/or in the nationality of the officers of this subsidiary could affect the licenses of Aeróleo. Our ability to conduct our helicopter operating business in Brazil is dependent on our ability to maintain Aeróleo’s air operator’s certificate. If we are unable to keep such air operator’s certificate, we will be prevented from performing flying operations in Brazil.
Other Countries and Regulations. Our operations in other jurisdictions are regulated to various degrees by the governments of such jurisdictions and must be conducted in compliance with those regulations and, where applicable, in accordance with our air service licenses and AOC. Such regulations may require us to obtain a license to operate in that country, favor local companies or require operating permits that can only be obtained by locally registered companies and may impose other nationality requirements. In such cases, we partner with local persons, but there is no assurance regarding which foreign governmental regulations may be applicable in the future to our helicopter operations and whether we would be able to comply with them.
The revocation of any of the licenses discussed above or the termination of any of our relationships with local parties could have a material adverse effect on our business, financial condition and results of operations.
Changes in effective tax rates, taxation of our foreign subsidiaries or adverse outcomes resulting from examination of our tax returns could adversely affect our business, financial condition and results of operations.
Our future effective tax rates could be adversely affected by changes in tax laws, both domestically and internationally, or the interpretation or application thereof.  From time to time, the U.S. Congress and foreign, state and local governments consider legislation that could increase our effective tax rate or the effective tax rates of our consolidated affiliates. We cannot determine whether, or in what form, legislation will ultimately be enacted or what the impact of any such legislation would have on our profitability. If these or other changes to tax laws are enacted, our profitability could be negatively impacted.
Our future effective tax rates could also be adversely affected by changes in the valuation of our deferred tax assets and liabilities, changes in the mix of earnings in countries with differing statutory tax rates, the ultimate repatriation of earnings from foreign subsidiaries to the U.S., or by changes in tax treaties, regulations, accounting principles or interpretations thereof in one or more countries in which we operate. In addition, we are subject to the potential examination of our income tax returns by the

Internal Revenue Service (the “IRS”) and other tax authorities where we file tax returns. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that such examinations will not have a material adverse effect on our business, financial condition and results of operations.
We are subject to many different forms of taxation in various jurisdictions throughout the world, which could lead to disagreements with tax authorities regarding the application of tax laws.
We are subject to many different forms of taxation including, but not limited to, income tax, withholding tax, commodity tax and payroll-related taxes. Tax law and administration are extremely complex and often require us to make subjective determinations. The tax authorities in the various jurisdictions where we conduct business might not agree with the determinations that are made by us with respect to the application of tax law. Such disagreements could result in lengthy legal disputes and, ultimately, in the payment of substantial funds to the government authorities of foreign and local jurisdictions where we carry on business or provide goods or services, which could have a material adverse effect on our business, financial condition and results of operations.
Our estimate of tax related assets, liabilities, recoveries and expenses incorporates significant assumptions. These assumptions include, but are not limited to, the tax laws in various jurisdictions, the effect of tax treaties between jurisdictions, taxable income projections, and the benefits of various restructuring plans. To the extent that such assumptions differ from actual results, we may have to record additional income tax expenses and liabilities.
Risk Factors Relating to Our Common Stock
Our stock price may fluctuate significantly.
The trading price of our Common Stock may be volatile and subject to wide price fluctuations in response to various factors, including:

•	market conditions in the broader stock market;

•	commodity prices, including oil and gas prices;

•	actual or anticipated fluctuations in our quarterly financial condition and results of operations;

•	introduction of new equipment or services by us or our competitors;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	sales, or anticipated sales, of large blocks of our stock;

•	additions or departures of key personnel;

•	regulatory or political developments;

•	litigation and governmental investigations; and

•	changing economic conditions.
The market for our Common Stock has historically experienced and may continue to experience significant price and volume fluctuations similar to those experienced by the broader stock market in recent years. Generally, the fluctuations experienced by the broader stock market have affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our Common Stock. In addition, our announcements of our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us, our affiliates or our competitors could cause the market price of our Common Stock to fluctuate substantially.
If securities analysts or industry analysts downgrade our ordinary shares, publish negative research or reports or fail to publish reports about our business, our share price and trading volume could decline.
The trading market for our Common Stock will be influenced by the research and reports that industry or securities analysts publish about us, our business and our market. If one or more analysts adversely change their recommendation regarding our Common Stock or our competitors’ stock, our share price would likely decline. If one or more analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets which in turn could cause our share price or trading volume to decline.
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
We have not paid dividends on our Common Stock historically and may not pay any cash dividends on our Common Stock for the foreseeable future.
We have not paid cash dividends historically, nor do we expect to pay cash dividends on our Common Stock in the foreseeable future.
Risk Factors Relating to Our Operation as a Public Company
For as long as we are an emerging growth company, we will be exempt from certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.
Under the JOBS Act, we are classified as an emerging growth company, which is defined as a company with annual gross revenues of less than $1 billion, that has been a public reporting company for a period of less than five years, and that does not have a public float of $700 million or more in securities held by non-affiliated holders. For as long as we are an emerging growth company, unlike other public companies, unless we elect not to take advantage of applicable JOBS Act provisions, we will not be required to (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (iii) comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”), such as the proposed requirements for mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (v) provide certain disclosure regarding executive compensation required of larger public companies or (vi) hold stockholder advisory and other votes on executive compensation. We cannot predict if investors will find our Common Stock less attractive if we choose to continue to rely on these exemptions. If some investors find our Common Stock less attractive as a result of the relaxed reporting requirements applicable to emerging growth companies, there may be a less active trading market for our Common Stock and our stock price may be more volatile.
As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We have elected not to take advantage of such extended transition period. This election is irrevocable pursuant to Section 107 of the JOBS Act. Unless our public float exceeds $700 million or our annual revenues exceed $1 billion before then, Era Group will cease to be an emerging growth company beginning with the fiscal year ending December 31, 2018.
The cost of compliance or failure to comply with the Exchange Act, the Sarbanes-Oxley Act of 2002 and the NYSE requirements may adversely affect our business.
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and certain provisions of the Sarbanes-Oxley Act.  In addition, we are now subject to other reporting and corporate governance requirements, including the requirements of the NYSE, and when we are no longer considered an emerging growth company pursuant to the JOBS Act (which will be the beginning of the fiscal year ended December 31, 2018 unless our public float exceeds $700 million or our annual revenues exceed $1 billion before such date), we will become subject to additional requirements under the Sarbanes-Oxley Act, including the requirement to provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal controls over financial reporting. These requirements impose significant compliance obligations upon us and may place a strain on our systems and resources. The Exchange Act requires that we file annual and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. The failure to comply with Section 404 of the Sarbanes-Oxley Act may result in investors losing confidence in the reliability of our financial statements (which may result in a decrease in the trading price of our Common Stock), prevent us from providing the required financial information in a timely manner (which could materially and adversely impact our business, financial condition, the trading price of our Common Stock and our ability to access capital markets, if necessary), prevent us from otherwise complying with the standards applicable to us as an independent, publicly-traded company and subject us to adverse regulatory consequences.
Failure to establish and maintain effective internal controls over financial reporting could have an adverse effect on our business, financial condition, results of operations and stock price.
Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. As noted in Part II Item 9A “Management’s Report on Internal Control Over Financial Reporting,” management evaluated the effectiveness of our disclosure controls and concluded that our internal controls over financial reporting were effective as of December 31, 2015. If we are unable to maintain adequate internal controls, our business, financial condition and results of operations could be harmed. We are currently evaluating and implementing a process to document and test our internal control procedures to satisfy Section 404 of the Sarbanes-Oxley Act and the related rules of the SEC that will require our independent registered public accounting firm to issue a report on our internal control over financial reporting to the extent we are no longer an emerging growth company. During the course of this documentation and testing, we may identify deficiencies that we may be unable to remedy before the requisite deadline for those reports. Our auditors have not conducted an audit of our internal control over financial reporting. Any failure to remediate material weaknesses noted by us or our independent registered public accounting firm or to implement required new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If our management or our independent registered public accounting firm were to conclude in their reports that our internal control over financial reporting was not effective, investors could lose confidence in our reported financial information and the trading price of our Common Stock could drop significantly. Failure to comply with Section 404 of the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the NYSE, the Financial Industry Regulatory Authority or other regulatory authorities.
Provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law may discourage, delay or prevent a change of control of our company or changes in our management.
Our amended and restated certificate of incorporation and bylaws include certain provisions that could have the effect of discouraging, delaying or preventing a change of control of our company or changes in our management. Such provisions include, among other things:

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
Risk Factors Relating to the Spin-off
If there is a determination that the Spin-off is taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertakings underlying the Internal Revenue Service (“IRS”) ruling or tax opinion are incorrect or for any other reason, then SEACOR, its stockholders that are subject to U.S. federal income tax and Era Group could incur significant U.S. federal income tax liabilities.
In connection with the Spin-off, SEACOR received a private letter ruling from the IRS, together with an opinion of Weil, Gotshal & Manges LLP, tax counsel to SEACOR, substantially to the effect that, among other things, the separation qualifies as a transaction that is tax-free for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code. The ruling and opinion rely on certain facts, assumptions, representations and undertakings from SEACOR and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, SEACOR and its stockholders may not be able to rely on the ruling or the opinion and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinion of tax counsel, the IRS could determine on audit that the separation is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of SEACOR or us after the separation. If the separation is determined to be taxable, SEACOR, its stockholders that are subject to U.S. federal income tax and Era Group could incur significant U.S. federal income tax liabilities.
Prior to the separation, we entered into the Tax Matters Agreement with SEACOR, which governs the parties’ respective rights, responsibilities and obligations with respect to taxes, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and assistance and cooperation in respect of tax matters. Taxes relating to or arising out of the failure of certain of the transactions described in the private letter ruling request and the opinion of tax counsel to qualify as a tax-free transaction for U.S. federal income tax purposes will be borne by SEACOR, except, in general, if such failure is attributable to our action or inaction or SEACOR’s action or inaction, as the case may be, or any event (or series of events) involving our assets or stock or the assets or stock of SEACOR, as the case may be, in which case the resulting liability will be borne in full by us or SEACOR, respectively.
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
Our executive offices are located in Houston, Texas, and we maintain our U.S. Gulf of Mexico regional headquarters in Lake Charles, Louisiana, where we coordinate operations for the entire U.S. Gulf of Mexico, manage the support of our worldwide operations, and house our primary maintenance facility and training center. We maintain additional bases in the U.S. Gulf of Mexico near key offshore development sites as well. We maintain multiple operating bases in Alaska, including the regional headquarters in Anchorage and two seasonal locations to support flightseeing activity. Additionally, we maintain a regional headquarters in Rio de Janeiro and operating bases in Cabo Frio and Macaé, Brazil and a regional headquarters and operating base in Bogotá, Colombia. The majority of the bases from which we operate are leased. Medical services are typically provided from customer-owned facilities.
Helicopters are the principal physical properties owned by us and are more fully described in Item 1 - “Equipment and Services” above.

ITEM 3.	LEGAL PROCEEDINGS
In the normal course of our business, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining our potential exposure to these matters and has recorded reserves in our financial statements related thereto as appropriate. It is possible that a change in our estimates related to these exposures could occur, but we do not expect such changes in estimated costs would have a material effect on our consolidated financial position or results of operations. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Contingencies.”

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
Officers of Era Group serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of Era Group as of February 19, 2016 were as follows:

Name	Age	Position
Christopher S. Bradshaw	39
President and Chief Executive Officer since November 2014 and Chief Financial Officer from October 2012 to September 2015. Mr. Bradshaw was appointed a director of the Company in February 2015. He served as the Company’s Acting Chief Executive Officer from August 2014 to November 2014. From 2009 until 2012, Mr. Bradshaw served as Managing Partner and Chief Financial Officer of U.S. Capital Advisors LLC, an independent financial advisory firm. Prior to co-founding U.S. Capital Advisors, he was an energy investment banker at UBS Securities LLC, Morgan Stanley & Co., and PaineWebber Incorporated. Additionally, Mr. Bradshaw is an officer and director of certain Era Group joint ventures and subsidiaries.

Shefali A. Shah	44
Senior Vice President, General Counsel and Corporate Secretary since March 2014. Ms. Shah served as our Acting General Counsel and Corporate Secretary from February 2013 through February 2014.  Since June 2006, Ms. Shah held several positions with Comverse Technology, Inc., including Senior Vice President, General Counsel and Corporate Secretary. Prior thereto, Ms. Shah was an associate at Weil Gotshal & Manges LLP from September 2002 to May 2006 and Hutchins, Wheeler & Dittmar, P.C. from September 1996 to September 2002.

Andrew L. Puhala	46
Senior Vice President, Chief Financial Officer since September 2015. From January 2013 to September 2015, Mr. Puhala served as the Senior Vice President and Chief Financial Officer of American Electric Technologies, and from October 2011 to September 2012, he served as Vice President and Chief Financial Officer of AccessESP. Between 1996 and 2011, Mr. Puhala served in several finance, accounting, treasury and tax roles at Baker Hughes Incorporated including Vice President Finance - Corporate Development, Vice President Finance - Middle East, Division Controller - Centrilift and Assistant Treasurer.

Stuart Stavley	43
Senior Vice President, Operations and Fleet Management since October 2014. From October 2012 to October 2014, Mr. Stavley served as the Company’s Senior Vice President - Fleet Management, and from October 2010 to October 2012, he served as Vice President - Fleet Management. From September 2008 through October 2010, he served as the Company’s Director of Technical Services and from September 2005 through September 2008 as the Company’s Director of Maintenance. He began with the Company in 1993 and prior to September 2005 also served as Chief Inspector and Field AMT.

Paul White	40
Senior Vice President, Commercial since October 2014. From October 2012 to October 2014, Mr. White served as the Company’s Senior Vice President - Domestic, and from August 2010 to October 2012, he served as Vice President, General Manager Gulf of Mexico. Mr. White served as the Company’s General Manager of Era Training Center LLC from September 2008 to August 2010 and the Company’s Director of Training from 2007 to 2010. Previously Mr. White served in various roles for the Company including Pilot, Check Airman, Senior Check Airman and Assistant Chief Pilot CFR Part 135.

Jennifer Whalen	42
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
Market for Our Common Stock
Our Common Stock trades on the NYSE under the trading symbol “ERA.” It began regular-way trading on the NYSE on February 1, 2013. Prior to January 22, 2013, there was no public market for our Common Stock. Set forth in the table below for the periods presented are the high and low sale prices for our Common Stock.

	HIGH	LOW
Year Ended December 31, 2015
Fourth quarter	$18.49	$9.09
Third quarter	20.59	14.21
Second quarter	24.60	19.05
First quarter	24.35	19.34
Year Ended December 31, 2014
Fourth quarter	25.39	19.53
Third quarter	29.96	21.75
Second quarter	30.84	27.08
First quarter	31.99	26.87
On February 19, 2016, the last reported sale price of our Common Stock on the NYSE was $8.09 per share.
Holders of Record
As of February 19, 2016, there were 178 holders of record of our Common Stock.
Dividends
We have not paid cash dividends and do not currently intend to pay dividends on our Common Stock. We intend to retain all available funds and any future earnings to reduce debt and fund the development and growth of our business. Our Revolving Credit Facility and 7.750% Senior Notes limit our ability to pay dividends. Future agreements we may enter into, including with respect to any future debt we may incur, may also further limit or restrict our ability to pay dividends. Any future determination to pay dividends will be at the discretion of our Board of Directors and will take into account:

•	restrictions in our Revolving Credit Facility, 7.750% Senior Notes and other debt instruments outstanding at that time;

•	general economic and business conditions;

•	our financial condition and results of operations;

•	our capital requirements and the capital requirements of our subsidiaries;

•	the ability of our operating subsidiaries to pay dividends and make distributions to us; and

•	such other factors as our Board of Directors may deem relevant.

Company Purchases of Equity Securities
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the fourth quarter of 2015:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2015 - October 31, 2015	—	$—	—	$22,934,076
November 1, 2015 - November 30, 2015	—	$—	—	$22,934,076
December 1, 2015 - December 31, 2015	—	$—	—	$22,934,076
_______________

(1)
On August 14, 2014, our Board of Directors authorized the repurchase of up to $25.0 million in value of our Common Stock from time to time at the discretion of a committee of our Board of Directors comprised of the Non-Executive Chairman, the Audit Committee Chairman and the President and Chief Executive Officer of Era Group.

Performance Graph
The following graph shows a comparison from January 31, 2013 through December 31, 2015 of the cumulative total return for our Common Stock, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”), the Standard & Poor’s Oil & Gas Equipment Select Industry Index and our peer group(1). The graph assumes that $100 was invested at the market close on January 31, 2013, the date trading of our Common Stock commenced on the NYSE following the spin-off from SEACOR.
_______________

(1)	Index of Bristow Group Inc., CHC Group Ltd., Gulfmark Offshore Inc., Hornbeck Offshore Services Inc., PHI Inc., SEACOR and Tidewater Inc.

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
The following table sets forth, for the periods indicated, our selected historical consolidated financial data (in thousands, except per share data). Such financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Years Ended December 31,
	2015	2014	2013	2012	2011
Statements of Operations Data:
Operating Revenues	$281,837	$331,222	$298,959	$272,921	$258,148
Operating income	24,294	42,651	46,163	32,051	36,108
Net income attributable to Era Group Inc.	8,705	17,117	18,705	7,787	2,108
Earnings (Loss) Per Common Share:
Basic	$0.42	$0.84	$0.88	$(0.03)	$0.18
Diluted	$0.42	$0.84	$0.88	$(0.03)	$0.18
Statement of Cash Flows Data – provided by (used in):
Operating activities	$44,456	$78,286	$64,371	$13,915	$40,930
Investing activities	(22,807)	(93,872)	(43,459)	(114,765)	(149,089)
Financing activities	(46,026)	26,127	(1,508)	32,634	183,094
Effects of exchange rate changes on cash and cash equivalents	(2,120)	(1,009)	426	599	489
Capital expenditures	(60,050)	(106,732)	(110,105)	(112,986)	(158,929)
Balance Sheet Data (at period end):
Cash and cash equivalents	$14,370	$40,867	$31,335	$11,505	$79,122
Total assets	1,007,091	1,017,174	958,583	937,564	933,224
Long-term debt, less current portion	266,438	282,118	279,391	276,948	285,098
Total equity	471,303	460,364	436,061	275,285	275,147

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the U.S., which is our primary area of operations. Our helicopters are primarily used to transport personnel to, from and between offshore oil and gas production platforms, drilling rigs and other installations. In the years ended December 31, 2015, 2014 and 2013, approximately 66%, 67% and 60%, respectively, of our total operating revenues were earned in the U.S. Gulf of Mexico, and during the same periods, approximately 10%, 15% and 18%, respectively, of our operating revenues were earned in Alaska. We also provide helicopters and related services to foreign third-party helicopter operators. In the year ended December 31, 2015, approximately 21% of total operating revenues were earned in international locations. We currently have customers in Brazil, Colombia, Dominican Republic, India, Norway, Spain and the United Kingdom.
The primary users of our helicopter services are international, major integrated and independent oil and gas exploration, development and production companies and BSEE. In the years ended December 31, 2015, 2014 and 2013, approximately 78%, 76% and 75%, respectively, of our operating revenues were derived from helicopter services, including emergency search and rescue services, provided to customers primarily engaged in offshore oil and gas exploration, development and production activities. As such, our results are tied to the level of uncertainty in the offshore oil and gas exploration, development and production activities. In addition to serving the oil and gas industry, we provide air medical services, utility services and Alaska flightseeing tours, among other activities.
As of December 31, 2015, we owned or operated a total of 146 helicopters, consisting of 13 heavy helicopters, 55 medium helicopters, 35 light twin engine helicopters and 43 light single engine helicopters. As of December 31, 2015, we had commitments to purchase an additional 14 new helicopters consisting of nine heavy helicopters scheduled to be delivered beginning 2016 through 2018 and five light twin helicopters, the delivery dates for which have not been determined. In addition, we had outstanding options to purchase up to an additional 12 heavy helicopters. If these options were exercised, the helicopters would be scheduled for delivery in 2017 through 2018.
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
Lines of Service
Offshore Oil and Gas Exploration, Development and Production Support. The offshore oil and gas market is highly cyclical with demand linked to the price of oil and gas, which tends to fluctuate depending on many factors, including global economic activity, levels of inventory and overall demand. In addition to the price of oil and gas, the availability of acreage and local tax incentives or disincentives and requirements for maintaining interests in leases affect activity levels in the oil and gas industry. Price levels for oil and gas by themselves can cause additional fluctuations by inducing changes in consumer behavior.
For the last nine years, we have provided transportation services to government inspectors of offshore installations, drilling rigs and platforms. This contract was renewed in 2011 and is expected to run through September 2016. It is put out for bid every five years, and we intend to submit a bid to continue providing these services beyond the current expiration date. As of December 31, 2015, 25 of our helicopters were operating under this contract with customer options to increase the number to up to 29 helicopters.
Brazil is among the most important markets for offshore oil and gas exploration and production activity world-wide. The U.S. Energy Information Administration has stated that recent discoveries of large offshore, pre-salt oil deposits could transform Brazil into one of the larger oil producers in the world.  We participate in this market through our consolidated joint venture, Aeróleo. As of December 31, 2015, we had 16 helicopters in Brazil dedicated to serving that market.
We also provide search and rescue services in the U.S. Gulf of Mexico on a subscription basis. We currently have three AW139 helicopters configured for this service and several subscribers.
Dry-Leasing. We enter into dry-lease arrangements for our helicopters to operators primarily located in international markets such as the North Sea, Spain and India. In many cases, the helicopters are contracted to local helicopter operators, which often prefer to lease helicopters rather than purchase them. Dry-leasing affords us the opportunity to access new markets without significant initial infrastructure investment and generally without ongoing operating risk.

Other Activities and Services. In order to diversify sources of our earnings and cash flow, we deploy a number of helicopters in support of other industries and activities, such as air medical services and flightseeing. In the years ended December 31, 2015, 2014 and 2013, approximately 7%, 9% and 13% of our operating revenues were generated by these other activities and services. In 2007, we entered the air medical services market through the acquisition of the flight operations of Keystone Helicopter Corporation. We now supply helicopters, pilots and mechanics to hospitals and manage helicopters on their behalf. We also provide Alaska summer flightseeing tours and support inland utility operations in Alaska such as firefighting, mining, power line and pipeline survey activities.
We have also developed services for the helicopter industry that we believe complement our core activities. We hold a 50% interest in Dart, an international sales and manufacturing organization focused on after-market helicopter parts and accessories. We also hold a 50% interest in Era Training, which provides classroom instruction, flight simulator, helicopter and other training to our employees and third parties.
Market Outlook
The offshore oil and gas market is highly cyclical with demand linked to the price of oil and gas. The prices of oil and gas are critical factors in our customers’ investment and spending decisions. The price of crude oil has declined significantly over the last 18 months primarily due to increased global supply of crude oil and a less optimistic forecast of worldwide economic growth. The decline in the price of oil has negatively impacted the cash flow of our customers and has led them to reduce capital and operational expenditures from prior levels, including saving on offshore exploration, development and production activities. Although our customers typically base their capital expenditure budgets on their long-term commodity price expectations, many of our customers have significantly reduced capital spending plans and taken measures to reduce costs. We have experienced customer contract cancellations and decreased fleet utilization in the current environment as some of our customers in the United States have decreased the number of helicopters on contract or canceled their contract upon limited notice. Moreover, even where such contractual cancellation rights may not exist, our customers have sought to cancel or renegotiate other terms and conditions in our contracts to address their current challenges. In addition, the current adverse economic conditions may increase the ongoing credit risk exposure with respect to the accounts receivable balances owed to us by our customers.
Based on our recent experience and discussions with our customers about their helicopter transport needs, we anticipate continued demand for our services, despite their near-term challenges. We generate a vast majority of our operating revenue from contracts supporting our oil and gas customers’ offshore production operations, which have long-term transportation requirements. The production business is typically less cyclical than the exploration and development business because production platforms remain in place over the long-term and are relatively unaffected by economic cycles, as the marginal cost of lifting a barrel of oil once a platform is in position is low. If there are further declines in the price of oil and gas, or if current price levels are maintained for an extended period, there could be a delay or cancellation of planned offshore projects impacting our operations in future periods.
A substantial portion of our remaining oil and gas revenue comes from transporting personnel to and from offshore drilling rigs. Deepwater activity continues to be a significant segment of the global offshore oil and gas markets and typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the oil and gas companies using relatively conservative assumptions relating to oil and gas prices. Although these projects are considered to be less susceptible to short-term fluctuations in the price of oil and gas, the recent pullback and further declines in crude oil price have caused these companies to reevaluate their future capital expenditures in regards to deepwater projects and could result in the rescaling, delay or cancellation of planned offshore projects, which could impact our operations in future periods.
We are exposed to foreign currency exchange risk primarily through our euro-denominated capital commitments and our Brazilian operations, where we receive a portion of our revenues and incur expenses in the Brazilian real. Two of the large helicopter OEMs are headquartered in Europe and price many of their helicopters in euros. Fluctuations in the value of the U.S. dollar against the euro affects the amount of our unfunded commitments in U.S. dollar terms. Although the strength of the U.S. dollar has made the acquisition of euro-denominated helicopter models less expensive for us in recent years, the weakness of the euro also makes such acquisitions less expensive for our competitors and potential competitors, which could lead to excess helicopter capacity and increased competition and jeopardize both pricing and utilization of our equipment. Fluctuations in the value of the euro could also destabilize residual values for certain euro-denominated helicopters. Additionally, the strengthening of the U.S. dollar may impact the credit risk of, and the ability to make payments to us in U.S. dollars by, our foreign customers that set rates and receive their revenues in other currencies.
We believe that we are well positioned to address the near term challenges. Our liquidity levels provide a stable foundation in the current market environment and will permit us to, together with operational efficiency improvements benefitting us and our customers, maintain and improve our customer relationships and competitive position.
Recent Developments

The current excess capacity of our medium and heavy helicopters is higher than in recent years.  Our fleet’s excess helicopters include those that are not otherwise under customer contracts, undergoing maintenance or dedicated for charter activity.  Although we take actions to minimize excess capacity, we expect a certain level of excess capacity at any given time in an aviation logistics business as a result of the evolving nature of customers’ needs. Our operating revenues were negatively impacted as a result of the higher excess capacity which began during the middle of the fourth quarter of 2014 and increased during 2015. Through fleet management initiatives, participation in competitive bids and pursuit of additional opportunities in the U.S. Gulf of Mexico and abroad, we are focused on maximizing the utilization of our fleet and mitigating the excess capacity in our medium and heavy helicopters. If we are not successful in securing sufficient new projects, we may experience a decline in the near-term utilization of our medium and heavy helicopters that may impact our financial results in 2016 and beyond.
On October 1, 2015, our partner in Aeróleo completed the transfer of its economic and voting interest to a third party. In connection with the transfer, we entered into a shareholders agreement with the new partner that requires supermajority shareholder and/or board approval with respect to specified, significant actions, and a put/call option arrangement that gives us the right to purchase at any time, and the new partner the right to put to us after two years, the new partner’s interest in Aeróleo. As a result of these partnership provisions, we are the primary beneficiary of Aeróleo, and Aeróleo’s financial position and results of operations have been consolidated in our financial statements beginning in the fourth quarter of 2015. As a part of the same transaction, we obtained the remaining 50% ownership interest in Era do Brazil LLC (“Era do Brazil”), a single purpose entity which owns one AW139 medium helicopter leased to Aeróleo, resulting in 100% ownership. Prior to the transaction, Era do Brazil was a variable interest entity, and as the primary beneficiary, we have been consolidating it in our financial statements since September 2012.
Fleet Developments and Capital Commitments
In recent years, we have continued to focus on the modernization of our fleet and the standardization of equipment. Oil and gas companies typically require modern helicopters that offer enhanced safety features and greater performance. In response to this demand, we have transformed our fleet significantly. Since the beginning of 2005, we have added 137 helicopters, disposed of 116 helicopters and reduced the average age of our owned fleet from 17 years to 12 years. As of December 31, 2015, 25% of our fleet was five years old or less. We spent $60.1 million, $106.7 million and $110.1 million to acquire helicopters and other equipment in the years ended December 31, 2015, 2014 and 2013, respectively, primarily for heavy and medium helicopters.
As of December 31, 2015, we had unfunded commitments of $150.3 million, primarily pursuant to agreements to purchase helicopters, consisting of seven AW189 heavy helicopters, two S92 heavy helicopters and five AW169 light twin helicopters. The AW189 helicopters and S92 helicopters are scheduled to be delivered beginning in 2016 through 2018. Delivery dates for the AW169 helicopters have not been determined. Approximately $123.6 million of these commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability other than aggregate liquidated damages of $3.2 million. In addition, we had outstanding options to purchase up to an additional ten AW189 helicopters and two S92 helicopters. If these options were exercised, the helicopters would be delivered beginning in 2017 through 2018.
Components of Revenues and Expenses
We derive our revenues primarily from operating and dry-leasing our equipment, and our profits depend on our cost of capital, the acquisition costs of assets, our operating costs and our reputation.
Operating revenues recorded under U.S. Gulf of Mexico, Alaska and International are primarily generated from offshore oil and gas exploration and production activities and, in Alaska, include revenues from utility services. These revenues are typically earned through a combination of fixed monthly fees plus an incremental charge based on flight hours flown. Charter revenues are typically earned through either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate with a minimum number of hours to be charged daily.
Operating revenues recorded under dry-leasing are generated from dry-leases to third-party operators where we are not responsible for the operation of the helicopters. For certain of these dry-leases, we also provide crew training, management expertise, and logistical and maintenance support. Dry-leases typically call for a fixed monthly fee only, but may also include an additional charge based on flight hours flown. The majority of our dry-leasing revenues have been generated by helicopters deployed internationally.
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
For helicopters that we dry-lease to third parties under arrangements whereby the customer assumes operational responsibility, we often provide maintenance and parts support but generally we incur no other material operating costs. In most instances, our dry-leases require clients to procure adequate insurance, but we purchase contingent hull and liability coverage to mitigate the risk of a client’s coverage failing to respond. In some instances, we provide training and other services to support our dry-lease customers.
Prior to the spin-off of Era Group from SEACOR on January 31, 2013, SEACOR charged us management fees for certain support services under a shared services arrangement, including payroll processing, information systems support, cash disbursement support, cash receipt processing and treasury management. We were historically charged for our share of actual costs incurred, generally based on volume processed or units supported pursuant to a Transition Services Agreement. In connection with the Spin-off, we entered into an Amended and Restated Transition Services Agreement with SEACOR (“TSA”) to provide such services for a period of two years from the time of the Spin-off. On January 20, 2015, we extended the TSA to continue to provide a limited number of support services, including general ledger, treasury and network infrastructure support in order to facilitate the final transition of the Spin-off from SEACOR. On June 30, 2015, we terminated the TSA upon completion of the final transition of the Spin-off.

Results of Operations

	2015		2014		2013
	(in thousands)%		(in thousands)%		(in thousands)%
Operating revenues:
United States	$222,465	79	$281,869	85	$245,581	82
Foreign	59,372	21	49,353	15	53,378	18
Total operating revenues	281,837	100	331,222	100	298,959	100
Costs and expenses:
Operating:
Personnel	68,775	25	74,807	23	69,658	23
Repairs and maintenance	53,603	19	64,072	19	56,830	19
Insurance and loss reserves	6,127	2	9,656	3	10,609	3
Fuel	13,069	5	25,534	8	23,491	8
Leased-in equipment	992	—	1,138	—	2,941	1
Other	28,915	10	29,166	9	23,083	8
Total operating expenses	171,481	61	204,373	62	186,612	62
Administrative and general	42,812	15	43,987	13	38,924	13
Depreciation and amortization	47,337	17	46,312	14	45,561	15
Total costs and expenses	261,630	93	294,672	89	271,097	90
Gains on asset dispositions	5,953	2	6,101	2	18,301	6
Goodwill impairment	(1,866)	(1)	—	—	—	—
Operating income	24,294	8	42,651	13	46,163	16
Other income (expense):
Interest income	1,191	—	540	—	591	—
Interest expense	(13,526)	(5)	(14,778)	(4)	(18,050)	(6)
SEACOR management fees	—	—	—	—	(168)	—
Derivative losses, net	(18)	—	(944)	—	(104)	—
Foreign currency gains (losses), net	(2,590)	(1)	(2,377)	(1)	698	—
Gain on debt extinguishment	1,617	1	—	—	—	—
Gain on sale of FBO	12,946	5	—	—	—	—
Note receivable impairment	—	—	(2,457)	(1)	—	—
Other, net	45	—	(4)	—	19	—
Total other income (expense)	(335)	—	(20,020)	(6)	(17,014)	(6)
Income before income tax expense and equity earnings (losses)	23,959	8	22,631	7	29,149	10
Income tax expense, net	14,117	5	8,285	3	11,727	4
Income before equity earnings (losses)	9,842	3	14,346	4	17,422	6
Equity earnings (losses), net of tax	(1,943)	(1)	2,675	1	882	—
Net income	7,899	2	17,021	5	18,304	6
Net loss attributable to noncontrolling interest in subsidiary	806	—	96	—	401	—
Net income attributable to Era Group Inc.	8,705	2	17,117	5	18,705	6
Accretion of redemption value on Series A Preferred Stock	—	—	—	—	721	—
Net income attributable to common shares	$8,705	2	$17,117	5	$17,984	6

Operating Revenues by Service Line. The following table sets forth our operating revenues by service line for the years ended December 31, 2015, 2014 and 2013.

	2015		2014		2013
	(in thousands)%		(in thousands)%		(in thousands)%
Operating revenues
Oil and gas:(1)
U.S. Gulf of Mexico	$166,234	59	$199,563	60	$160,611	54
Alaska	18,548	7	29,982	9	38,255	13
International	18,972	7	3,115	1	4,768	2
Total oil and gas	203,754	73	232,660	70	203,634	69
Dry-leasing	40,757	14	46,645	14	48,963	16
Search and rescue	19,600	7	22,563	7	16,764	6
Air medical services	7,938	3	11,098	3	12,740	4
Flightseeing	7,041	2	6,989	2	7,095	2
FBO(2)	2,760	1	11,665	4	10,182	3
Eliminations	(13)	—	(398)	—	(419)	—
Total operating revenues	$281,837	100	$331,222	100	$298,959	100
_______________

(1)	Primarily oil and gas exploration and production activities, but also includes revenues from utility services including support of firefighting, mining, power line and pipeline survey activities.

(2)	We sold our FBO on May 1, 2015.
Year Ended December 31, 2015 compared with Year Ended December 31, 2014
Operating Revenues. Operating revenues were $49.4 million lower for the year ended December 31, 2015 (the “Current Year”) compared with the year ended December 31, 2014 (the “Prior Year”).
Operating revenues from oil and gas operations in the U.S. Gulf of Mexico were $33.3 million lower in the Current Year due to an overall decline in the demand for helicopter services. Operating revenues from medium helicopters were $26.5 million lower primarily due to lower utilization and lower average rates. Operating revenues from heavy helicopters were $3.7 million lower primarily due to lower utilization. Operating revenues from single engine helicopters and light twin engine helicopters were $2.0 million and $1.4 million lower, respectively, primarily due to reduced fleet count.
Operating revenues from oil and gas operations in Alaska were $11.4 million lower in the Current Year. Operating revenues from medium and single engine helicopters were $9.5 million and $0.2 million lower, respectively, primarily due to lower utilization and lower average rates. Operating revenues from light twin helicopters were $1.4 million lower primarily due to lower utilization. Miscellaneous revenues were $0.4 million lower primarily due to reduced rebillable expenses.
Operating revenues from international oil and gas operations were $15.9 million higher due to the consolidation of Aeróleo in the fourth quarter of the Current Year.
Revenues from dry-leasing activities were $5.9 million lower in the Current Year primarily due to decreases of $7.4 million related to contracts that ended, $1.7 million related to the change to accrual basis accounting for recognizing revenue from a customer in India in the Prior Year, $0.7 million related to foreign currency fluctuations and $0.7 million due to a combination of fewer flight hours and lower rates. These decreases were partially offset by increased cash collections of $4.6 million from Aeróleo prior to its consolidation.
Operating revenues from search and rescue (“SAR”) activities were $3.0 million lower in the Current Year primarily due to the end of a subscriber contract and reduced flight activity.
Operating revenues from air medical services were $3.2 million lower in the Current Year primarily due to contracts that ended during and subsequent to the Prior Year.
Operating revenues from flightseeing activities were consistent with the Prior Year.
Operating revenues from FBO activities were $8.9 million lower due to the sale of the FBO on May 1, 2015.
Operating Expenses. Operating expenses were $32.9 million lower in the Current Year. Fuel expenses were $12.5 million lower primarily due to a $13.7 million decrease related to reduced flight hours, lower average fuel prices and the sale of the FBO, partially offset by an increase of $1.2 million due to the consolidation of Aeróleo. Repairs and maintenance expenses were $10.5 million lower primarily due to decreases of $5.6 million related to the timing of repairs, $3.5 million in PBH expenses related to reduced flight hours and $2.1 million related to vendor credits, partially offset by an increase of $0.7 million due to the consolidation of Aeróleo. Personnel expenses were $6.0 million lower primarily due to a decrease of $9.9 million related to reduced headcount, travel costs and temporary staffing, partially offset by an increase of $3.9 million due to the consolidation of Aeróleo. Insurance and loss reserves were $3.5 million lower primarily due to a decrease of $4.0 million related to lower premiums, good experience credits and reduced activity, partially offset by an increase of $0.5 million due to the consolidation of Aeróleo. Other operating expenses were $0.3 million lower primarily due to reduced rebillable expenses, partially offset by increases related to the consolidation of Aeróleo and maintenance projects at our base locations.
Administrative and General. Administrative and general expenses were $1.2 million lower in the Current Year. Compensation and employee costs were $4.3 million lower primarily due to a decrease of $5.2 million related to severance expenses from changes in senior management in the Prior Year and reduced headcount in the Current Year, partially offset by an increase of $0.9 million related to the consolidation of Aeróleo. Shared service expenses were $2.5 million lower due to a reduction in fees and the termination of the TSA with SEACOR in June 2015. Professional service expenses were $2.4 million higher primarily due to the consolidation of Aeróleo and increased audit and legal fees. Bad debt expense was $1.8 million higher primarily due to unpaid amounts from a customer in Brazil and the absence of a benefit from the recovery of a reserved account receivable in the Prior Year. Information technology and communication expenses were $1.4 million higher due to the transition of such services from SEACOR.
Depreciation and Amortization. Depreciation expense was $1.0 million higher primarily due to the completion of a base expansion project and additional helicopters placed in service.
Gains on Asset Dispositions. Gains on asset dispositions were $0.1 million lower in the Current Year. During the Current Year, we sold or otherwise disposed of 18 helicopters and other equipment for total consideration of $36.5 million, including cash proceeds of $25.3 million, resulting in gains of $5.2 million. In addition, we entered into a sales-type lease for two helicopters resulting in gains of $0.7 million. During the Prior Year, we sold three helicopters and other equipment for proceeds of $7.1 million and recognized gains of $6.1 million.
Goodwill Impairment. We recorded a goodwill impairment of $1.9 million during the Current Year resulting from a decline in the price of crude oil and our stock price and a prolonged downturn in the oil and gas markets.
Operating Income. Operating income as a percentage of revenues was 8% in the Current Year compared to 13% in the Prior Year. Excluding gains on asset dispositions discussed above, operating income as a percentage of revenues was 7% in the Current Year compared to 11% in the Prior Year. The decrease in operating income as a percentage of revenues was driven primarily by the decrease in operating revenues and the impairment of goodwill.
Interest Income. Interest income was $0.7 million higher primarily due to the consolidation of Aeróleo and interest earned on sales-type leases.
Interest Expense. Interest expense was $1.3 million lower primarily due to increased capitalized interest and interest savings related to the repurchase of $50.2 million of our 7.750% Senior Notes.
Derivative Losses, net. Derivative losses, net, were less than $0.1 million in the Current Year. Unrealized derivative losses of $0.9 million in the Prior Year were primarily due to the revaluation to market of forward currency contracts.
Foreign Currency Gains (Losses), net. Foreign currency losses of $2.6 million in the Current Year and $2.4 million in the Prior Year were primarily due to the strengthening of the U.S. dollar, resulting in losses on our euro denominated balances and realized losses on settled forward currency contracts.
Gain on Debt Extinguishment. Gain on debt extinguishment was $1.6 million in the Current Year related to the repurchase of $50.2 million of our 7.750% Senior Notes.
Gain on Sale of FBO. Net cash proceeds from the sale of the FBO were $14.3 million during the Current Year resulting in a pre-tax gain of $12.9 million.
Note Receivable Impairment. Note receivable impairments were $2.5 million during the Prior Year related to a probable loss of a note receivable.
Income Tax Expense. Income tax expense was $5.8 million higher in the Current Year primarily due to the write-off of a deferred tax asset related to the consolidation of Aeróleo and a nonrecurring charge to deferred taxes related to the acquisition of and transfer of a helicopter to Hauser.
Equity Earnings (Losses), net of tax. Equity losses, net of tax, were $1.9 million in the Current Year compared to equity earnings of $2.7 million in the Prior Year. The difference is primarily due to the sale in the Prior Year of our 51% interest in Lake Palma for a gain of $1.5 million, net of tax, and the absence of earnings from Lake Palma of $0.5 million. In addition, we recorded losses from Dart of $1.6 million in the Current Year compared to earnings of $0.9 million in the Prior Year.

Year Ended December 31, 2014 compared with Year Ended December 31, 2013
Operating Revenues. Operating revenues were $32.3 million higher for the year ended December 31, 2014 compared with the year ended December 31, 2013.
Operating revenues from oil and gas operations in the U.S. Gulf of Mexico were $39.0 million higher in 2014. Operating revenues from heavy helicopters were $26.7 million higher primarily due to our H225 helicopters operating for the full year in 2014 compared to a partial year in 2013. Operating revenues from medium helicopters were $10.2 million higher primarily due to increased charter activity at higher rates. Operating revenues from single engine helicopters were $1.1 million higher due to increased fleet count. Miscellaneous revenues were $1.8 million higher due to increased rebillable expenses. Operating revenues from light twin helicopters were $1.0 million lower due to a smaller fleet count.
Operating revenues from oil and gas operations in Alaska were $8.3 million lower in 2014. Operating revenues from medium helicopters were $7.8 million lower due to a smaller fleet count and reduced utilization. Other revenues were $1.8 million lower due to reduced rebillable expenses. Operating revenues from single engine helicopters were $1.2 million lower due to reduced utilization. Operating revenues from light twin helicopters were $2.6 million higher primarily due to a larger fleet count and higher rates.
Operating revenues from international oil and gas operations were $1.7 million lower primarily due to reduced utilization.
Revenues from dry-leasing activities were $2.3 million lower primarily due to a $5.9 million decrease related to leases that ended subsequent to 2013, of which $1.3 million related to helicopters that were subsequently sold. In addition, revenues were lower due to the recognition in 2013 of a $1.1 million early termination fee. These decreases were partially offset by increased revenues of $4.5 million from a customer in India, of which $1.7 million related to a change to accrual basis accounting for recognizing revenue from that customer. Aeróleo cash collections also increased $0.4 million. In 2014, revenues from Aeróleo were recognized only as cash was received.
Operating revenues from SAR activities were $5.8 million higher due to an increase in the number of subscription customers and higher rates.
Operating revenues from air medical services were $1.6 million lower primarily due to contracts that ended subsequent to 2013.
Operating revenues from flightseeing activities were $0.1 million lower due to reduced activity primarily driven by adverse weather conditions.
Operating revenues from FBO activities were $1.5 million higher primarily due to increased fuel sales.
Operating Expenses. Operating expenses were $17.8 million higher in 2014. Repairs and maintenance expenses were $7.2 million higher primarily due to a $7.5 million increase in power-by-hour expense related to the H225 helicopters returning to service, a $3.0 million increase due to the timing of repairs and a $0.9 million increase due to the absence of a helicopter maintenance return credit from a dry-lease customer in 2013. These increases were partially offset by a $4.2 million credit related to the settlement agreement with Airbus Helicopters with respect to the suspension of operations of the H225 helicopters. Other expenses were $6.1 million higher primarily due to an increase in rebillable expenses, parts cost of sales, and freight expenses due to increased activity. Personnel expenses were $5.1 million higher primarily due to pay scale and benefit adjustments partially offset by workers compensation adjustments. Fuel expenses were $2.0 million higher primarily due to the H225 helicopters returning to service and increased fuel sales at the FBO. These increases were partially offset by lower leased-in equipment expenses of $1.8 million primarily due to a one-time charge in 2013 related to operating leases on certain helicopters configured for air medical service and lower insurance and loss reserves of $1.0 million primarily due to changes in insured helicopter values.
Administrative and General. Administrative and general expenses were $5.1 million higher in 2014. Compensation costs were $3.5 million higher due to severance related expenses associated with changes in senior management and $2.3 million higher due to annual stock compensation grants and salary adjustments. Additionally, information technology expenses increased $0.6 million related to the transition of services from SEACOR. These increases were partially offset by the recovery of $1.1 million of previously reserved accounts receivable related to a customer in bankruptcy and a $0.3 million reduction in fees charged under the Amended and Restated Transition Services Agreement with SEACOR.
Depreciation and Amortization. Depreciation expense was $0.8 million higher primarily due to depreciation on new helicopters placed in service.
Gains on Asset Dispositions. During 2014, we sold or otherwise disposed of helicopters and other equipment for proceeds of $7.1 million, resulting in gains of $6.1 million. During 2013, we sold helicopters and other equipment for proceeds of $65.2 million and recognized gains of $18.3 million.
Operating Income. Operating income as a percentage of revenues was 13% in 2014 compared to 16% in 2013. Excluding gains on asset dispositions discussed above, operating income as a percentage of revenues was 11% in 2014 compared to 9% in

2013. The improvement in operating income margin was primarily due to lower depreciation as a percentage of revenues in 2014.
Interest Expense. Interest expense was $3.3 million lower primarily due to increased capitalized interest related to additional deposits and progress payments on helicopter orders and a base improvement project.
Note Receivable Impairment. Note receivable impairments were $2.5 million during 2014 related to a probable loss of a note receivable.
Derivative gains (losses), net. Unrealized derivative losses were $0.8 million higher due to the revaluation to market of forward currency contracts.
Foreign Exchange Gains (Losses), net. Foreign exchange losses were $2.4 million in 2014 compared to gains of $0.7 million in 2013 primarily due to the strengthening of the U.S. dollar, resulting in losses on our euro denominated balances and realized losses on settled forward currency contracts.
Income Tax Expense. Income tax expense was $3.4 million lower due to lower income before taxes and a lower effective tax rate in 2014.
Equity Earnings, net of Tax. Equity earnings, net of tax was $1.8 million higher primarily due to the sale of our 51% interest in Lake Palma for a gain of $1.5 million, net of tax, and increased earnings from our Dart joint venture of $0.4 million.
Liquidity and Capital Resources
Our ongoing liquidity requirements arise primarily from working capital needs, meeting our capital commitments (including the purchase of helicopters and other equipment) and the repayment of debt obligations. In addition, we may use our liquidity to fund acquisitions or to make other investments. Sources of liquidity are cash balances, cash flows from operations and borrowings under our Revolving Credit Facility, and, from time to time, we may secure additional liquidity through the issuance of equity or debt.
On December 7, 2012, we completed the offering of our 7.750% Senior Notes and used the net proceeds from the offering to repay $190.0 million of borrowings outstanding under our prior $200.0 million senior secured revolving credit facility (the “Prior Credit Facility”). On March 31, 2014, we entered into our Revolving Credit Facility through an amendment to the Prior Credit Facility. The Revolving Credit Facility allows us to borrow up to $300.0 million, with a sub-limit of up to $50.0 million for letters of credit, and includes an “accordion” feature which, if exercised, and subject to agreement by the lenders and the satisfaction of certain conditions, would increase total commitments by up to $100.0 million.
Our Revolving Credit Facility requires that we maintain a maximum ratio of funded debt to EBITDA (defined as operating income before depreciation, amortization and gains or losses on asset dispositions plus interest income and cash proceeds from asset dispositions) of 5.0 to 1.0, a minimum interest coverage ratio of 3.0 to 1.0 and a minimum ratio of (i) the sum of fair market value of mortgaged helicopters, as defined, accounts receivable and inventory to (ii) funded debt of 1.2 to 1.0. Failure to meet these ratios is an event of default under the facility, and therefore our ability to borrow under our Revolving Credit Facility is dependent on and limited by our ability to comply with them. See “Amended and Restated Senior Secured Revolving Credit Facility” below.
During the year ended December 31, 2015, we borrowed $60.0 million under our Revolving Credit Facility in order to make progress payments on S92 and AW189 helicopters and to repurchase a portion of our 7.750% Senior Notes. We also repaid $55.0 million previously borrowed under our Revolving Credit Facility using cash flows from operations, proceeds from helicopter sales and the sale of the FBO. As of December 31, 2015, the amount of additional borrowings available to us under the Revolving Credit Facility was $207.1 million depending on the value of the collateral pledged under the agreement from time to time. Under the Revolving Credit Facility, we are permitted to add collateral to the existing pool to increase the fair market value ratio discussed above. During the year ended December 31, 2014, we borrowed $30.0 million under our Revolving Credit Facility in order to make progress payments on S92 helicopters. During the year ended December 31, 2013, we made payments on our Prior Credit Facility totaling $50.0 million from cash flows provided by operating activities and drew down $55.0 million on the Prior Credit Facility primarily to fund the purchase of helicopters.
As of December 31, 2015, we had unfunded capital commitments of $150.3 million, primarily pursuant to agreements to purchase 14 helicopters. Approximately $38.9 million is payable in 2016, with the remaining commitments payable through 2018. The non-cancellable portion of our helicopter commitments payable in 2016 is $13.4 million. We also had $1.5 million of deposits paid on options not yet exercised. We may terminate $123.6 million of these commitments (inclusive of deposits paid on options not yet exercised) without further liability to us other than aggregate liquidated damages of $3.2 million. In addition, we had outstanding options to purchase up to an additional ten AW189 helicopters and two S92 helicopters. If these options were exercised, the helicopters would be delivered beginning in 2017 through 2018. We expect to finance the remaining acquisition costs through a combination of cash on hand, cash provided by operating activities and borrowings under our Revolving Credit Facility.

Summary of Cash Flows

	2015	2014	2013
	(in thousands)
Cash provided by (used in):
Operating activities	$44,456	$78,286	$64,371
Investing activities	(22,807)	(93,872)	(43,459)
Financing activities	(46,026)	26,127	(1,508)
Effect of exchange rates on cash and cash equivalents	(2,120)	(1,009)	426
Net increase (decrease) in cash and cash equivalents	$(26,497)	$9,532	$19,830
Operating Activities
Cash flows provided by operating activities decreased by $33.8 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. Cash flows provided by operating activities increased by $13.9 million during the year ended December 31, 2014 compared to the year ended December 31, 2013. The components of cash flows provided by operating activities during the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
	(in thousands)
Operating income before depreciation and gains on asset dispositions and impairments, net	$67,544	$82,862	$73,423
Changes in operating assets and liabilities before interest and income taxes	(10,714)	2,149	6,102
Cash settlements on derivative transactions, net	(356)	(471)	(478)
Interest paid, excluding capitalized interest of $6,091, $4,667 and $1,123 in 2015, 2014 and 2013, respectively	(12,642)	(13,420)	(17,839)
Income taxes refunded (paid)	(5,960)	(1,825)	20
SEACOR management fees	—	—	(168)
Note receivable impairment	—	2,457	—
Other	6,584	6,534	3,311
Total cash flows provided by operating activities	$44,456	$78,286	$64,371
Operating income before depreciation and gains on asset dispositions and impairments, net was $15.3 million lower for the year ended December 31, 2015 compared to the year ended December 31, 2014, due to a $49.4 million decrease in revenues resulting from reduced utilization of medium helicopters, dry-leasing and air medical contracts that ended during and subsequent to the Prior Year and the sale of the FBO in May 2015. This decrease in revenues was partially offset by a $32.9 million decrease in operating expenses and a $1.2 million decrease in administrative and general expenses primarily due to a reduction in activity and cost-cutting measures.
Operating income before depreciation and gains on asset dispositions and impairments, net was $9.4 million higher for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to a $29.0 million and $5.8 million increase in revenues from oil and gas and search and rescue activities, respectively. These increases were partially offset by a $2.3 million decrease in dry-leasing revenues and a $17.8 million and $5.1 million increase in operating expenses and administrative and general expenses, respectively.
Changes in operating assets and liabilities before interest and income taxes resulted in cash outflows of $10.7 million for the year ended December 31, 2015 compared to inflows of $2.1 million for the year ended December 31, 2014, primarily due to increases in trade receivables and decreases in trade payables.
Changes in operating assets and liabilities before interest and income taxes was $4.0 million lower for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to larger increases in trade payables in 2013.
Interest paid, excluding capitalized interest, was $0.8 million lower for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to the repurchase of $50.2 million of our 7.750% Senior Notes.
Interest paid, excluding capitalized interest, was $4.4 million lower for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to additional deposits and progress payments on helicopter orders and a base expansion project. Interest payments on such funds are capitalized and included in cash used in investing activities on the consolidated statements of cash flows.

Income taxes paid were $4.1 million higher for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to estimated tax payments during 2015 as a result of the sale of the FBO and a reduction in tax depreciation as we did not take delivery of new helicopters until late in the year.
Income taxes paid were $1.8 million higher for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to tax payments in foreign jurisdictions.
Cash flows provided by other operating activities were $3.2 million higher for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to a $4.0 million increase in equity award amortization.
Investing Activities
During the year ended December 31, 2015, net cash used in investing activities was $22.8 million primarily as follows:

•	Capital expenditures were $60.1 million, which consisted primarily of helicopter acquisitions, deposits on future helicopter deliveries and a base expansion project.

•	Proceeds from the disposition of property and equipment were $25.3 million.

•	Proceeds from the sale of the FBO were $14.3 million.

•	Cash paid for business acquisitions, net of cash acquired, was $1.7 million.

•	Cash settlements on forward contracts were $1.1 million.

•	Net principal payments on notes due from third-parties and equity investees were $0.7 million.
During the year ended December 31, 2014, net cash used in investing activities was $93.9 million primarily as follows:

•	Capital expenditures were $106.7 million, which consisted primarily of helicopter acquisitions, deposits on future helicopter deliveries and a base expansion project.

•	Proceeds from the disposition of property and equipment were $7.1 million.

•	Proceeds from the sale of interest in equity investees were $6.4 million.

•	Cash settlements on forward contracts were $1.5 million.

•	Net principal payments on notes due from third-parties and equity investees were $1.1 million.
During the year ended December 31, 2013, net cash used in investing activities was $43.5 million primarily as follows:

•	Capital expenditures were $110.1 million, which consisted primarily of helicopter acquisitions.

•	Proceeds from the disposition of property and equipment were $65.2 million.

•	Net principal payments on notes receivable from third-parties and equity investees were $1.5 million.
Financing Activities
During the year ended December 31, 2015, net cash used in financing activities was $46.0 million primarily as follows:

•	Borrowings under our Revolving Credit Facility were $60.0 million.

•	Net principal payments on short and long-term debt were $57.9 million.

•	Cash used for the repurchase of a portion of our 7.750% Senior Notes was $46.9 million.

•	Cash used for the repurchase of treasury shares was $2.1 million.

•	Proceeds from share-based award plans were $1.1 million.
During the year ended December 31, 2014, net cash provided by financing activities was $26.1 million primarily as follows:

•	Borrowings under our Revolving Credit Facility were $30.0 million.

•	Net principal payments on long-term debt were $2.9 million.

•	Issuance costs related to our Revolving Credit Facility were $2.4 million.

•	Proceeds from share-based award plans were $1.5 million.
During the year ended December 31, 2013, net cash used in financing activities was $1.5 million primarily as follows:

•	Borrowing under the Prior Credit Facility were $55.0 million.

•	Net principal payments on long-term debt were $52.8 million.

•	Dividends paid on Series A preferred stock were $5.0 million.

•	Proceeds from SEACOR on the settlement of stock options were $0.7 million.

•	Proceeds and tax benefits from share-based award plans were $0.5 million.
Amended and Restated Senior Secured Revolving Credit Facility
On March 31, 2014, we entered into the Revolving Credit Facility through an amendment to the Prior Credit Facility. The Revolving Credit Facility provides us with the ability to borrow up to $300.0 million with a sub-limit of up to $50.0 million for letters of credit and includes an “accordion” feature which, if exercised, and subject to agreement by the lenders and the satisfaction of certain conditions, would increase total commitments by up to $100.0 million. Our availability under the Revolving Credit Facility may be limited by the terms of the 7.750% Senior Notes. Advances under the Revolving Credit Facility at the closing were used to refinance indebtedness incurred under the Prior Credit Facility. The Revolving Credit Facility matures in March 2019.
As of December 31, 2015, we had $90.0 million outstanding under our Revolving Credit Facility, which bears interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 225 basis points. In addition, we are required to pay a quarterly commitment fee based on our ratio of funded debt to EBITDA, as defined. As of December 31, 2015, the commitment fee was 50.0 basis points. For additional information about the terms of the Revolving Credit Facility, see Note 8 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
7.750% Senior Notes
On December 7, 2012, we completed an offering of $200.0 million aggregate principal amount of 7.750% senior unsecured notes due December 15, 2022. The net proceeds of the offering were used to repay $190.0 million of borrowings outstanding under our Prior Credit Facility. Interest on the notes is payable semi-annually in arrears on each June 15 and December 15 of each year. We may redeem the notes at any time and from time to time at a premium as specified in the indenture governing the notes. In 2015, we repurchased $50.2 million of the 7.750% Senior Notes for total cash of $47.9 million, including accrued interest of $1.0 million. For additional information about the terms of the 7.750% Senior Notes, see Note 8 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Promissory Notes
On December 23, 2010, the Company entered into a promissory note for $27.0 million to purchase a heavy helicopter. Upon maturity of the note on December 20, 2015, the Company refinanced the then outstanding balance of $19.0 million. The new note is secured by a helicopter and bears interest at the one-month LIBOR rate plus 181 basis points. The interest rate resets monthly and at December 31, 2015 was 2.21%. The note requires monthly principal and interest payments of $0.1 million with a final payment of $12.8 million due in December 2020.
On November 24, 2010, the Company entered into a promissory note for $11.7 million to purchase a medium helicopter. Upon maturity of the note on December 1, 2015, the Company refinanced the then outstanding balance of $5.9 million. The new note is secured by a helicopter and bears interest at the one-month LIBOR rate plus 181 basis points. The interest rate resets monthly and at December 31, 2015 was 2.06%. The note requires monthly principal and interest payments of less than $0.1 million with a final payment of $4.0 million due in December 2020.
Aeróleo Debt
As discussed in Recent Developments above, our former partner in Aeróleo transferred its interests in Aeróleo to our new partner on October 1, 2015. In connection with the transfer, our former partner assigned two existing notes receivable from Aeróleo to our new partner. One note had a balance of $5.5 million on October 1, 2015 and is payable in U.S. dollars. The other note had a balance of $2.7 million on October 1, 2015 and is payable in Brazilian reals. Both notes bear interest at 6.0% per annum and call for 60 equal monthly payments of principal and accrued interest of less than $0.1 million and R$0.2 million beginning on October 1, 2016.
In addition, on October 1, 2015, Aeróleo had an existing loan from a third party with a balance of $1.4 million. The note is payable in Brazilian reals and bears interest at a rate of 19.0% per annum. It calls for equal monthly payments of principal and interest of R$0.5 million with the last payment due in September 2016.

Short and Long-Term Liquidity Requirements
We anticipate that we will generate positive cash flows from operations and that these cash flows will be adequate to meet our working capital requirements. During the year ended December 31, 2015, our cash provided by operations was $44.5 million. To support our capital expenditure program and/or other liquidity requirements, we may use any combination of operating cash flow, cash balances or proceeds from sales of assets, issue debt or equity, or borrow under our Revolving Credit Facility. As of December 31, 2015, we had the ability to borrow an additional $207.1 million under the Revolving Credit Facility, subject to our agreement to pledge additional assets as collateral to maintain compliance with the financial ratios discussed above.
Our availability of long-term liquidity is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, debt service, capital expenditures and a reasonable return on investment. Management will continue to closely monitor our liquidity and the credit markets.
Off-Balance Sheet Arrangements
On occasion, we and our partners will guarantee certain obligations on behalf of our joint ventures. As of December 31, 2015, we had no such guarantees in place. As of December 31, 2015, we had standby letters of credit totaling $2.9 million, $1.8 million of which is scheduled to expire in October 2016.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations and other commercial commitments and their aggregate maturities as of December 31, 2015 (in thousands):

		Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual obligations:
Long-term debt(1)	$385,840	$19,317	$37,967	$142,370	$186,186
Capital purchase obligations(2)	150,304	38,861	$111,443	$—	—
Operating leases(3)	15,964	1,681	$2,643	$928	10,712
Purchase obligations(4)	8,623	8,623	$—	$—	—
Other(5)	889	108	$202	$202	377
	$561,620	$68,590	$152,255	$143,500	$197,275
_______________

(1)
Maturities of our borrowings, interest payments pursuant to such borrowings and a capital commitment fee on our Revolving Credit Facility are based on contractual terms. Interest amounts represent the expected cash payments for interest on our long-term debt based on the interest rates in place and amounts outstanding as of December 31, 2015.

(2)
Capital purchase obligations represent commitments for the purchase of 14 new helicopters, consisting of five AW169 light twin helicopters, seven AW189 heavy helicopters and two S92 heavy helicopters. Of the total unfunded capital commitments, $123.6 million may be terminated without further liability other than liquidated damages of $3.2 million in the aggregate. These commitments are not recorded as liabilities on our consolidated balance sheet as we had not yet received the goods or taken title to the property. The AW189 and S92 helicopters are scheduled to be delivered beginning 2016 through 2018. Delivery dates for the AW169 helicopters have not been determined.

(3)	Operating leases primarily include leases of helicopters and other property that have a remaining term in excess of one year.

(4)
Purchase obligations primarily include purchase orders for helicopter inventory and maintenance. These commitments are for goods and services to be acquired in the ordinary course of business and are fulfilled by our vendors within a short period of time.

(5)	Includes installment payments on settled tax disputes in Brazil.
Effects of Inflation
Our operations expose us to the effects of inflation. In the event that inflation becomes a significant factor in the world economy, inflationary pressures could result in increased operating and financing costs.
Contingencies
Brazilian Tax Disputes
Aeróleo, our Brazilian joint venture subsidiary, is disputing assessments of approximately $5.7 million in taxes, penalties and interest levied by the municipal authorities of Rio de Janeiro (for the period between 2000 to 2005) and Macae (for the period between 2001 to 2006) (collectively, the “Municipal Assessments”). Aeróleo believes that, based on its interpretation of tax legislation supported by clarifying guidance provided by the Supreme Court with respect to the issue in a 2006 ruling, it is in compliance with all applicable tax legislation and plans to defend this claim vigorously at the administrative levels in each jurisdiction. In the event the Municipal Assessments are upheld at the last administrative level, it may be necessary for Aeróleo to deposit the amounts at issue as security to pursue further appeals. Aeróleo has received a final, unfavorable ruling with respect to a similar assessment levied by the Rio de Janeiro State Treasury for the periods between 1994 to 1998 (the “1998 Assessments”). The 1998 Assessments were upheld without taking into consideration the benefit of the clarifying guidance issued by the Supreme Court following the assertion of the claims. We currently anticipate that the final resolution of the 1998 Assessments, including any administrative fine or penalty, would be within established accruals and would not have a material effect on our financial position or results of operations. At December 31, 2015, it is not possible to determine the outcome of the Municipal Assessments, but we do not expect that it would have a material effect on our business, financial position or results of operations. In addition, it is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for any subsequent periods.
Aeróleo is also disputing challenges raised by the Brazilian tax authorities with respect to certain tax credits applied by Aeróleo between 1995 to 2009. The tax authorities are seeking $1.7 million in additional taxes, interest and penalties. Aeróleo believes that, based on its interpretation of tax legislation, it is in compliance with all applicable tax legislation and plans to defend this claim vigorously. At December 31, 2015, it is not possible to determine the outcome of this matter, but we do not expect that it would have a material effect on our business, financial position or results of operations.
Aeróleo is disputing responsibility for $3.1 million of employer social security contributions required to have been remitted by one of its customers relating to the period from 1995 to 1998. Although Aeróleo may be deemed co-responsible for such remittances under the local regulatory regime, the customer’s payments to Aeróleo against presented invoices were made net of the specific remittances required to have been made by the customer and at issue in the claim. As such, we plan to defend this claim vigorously. At December 31, 2015, it is not possible to determine the outcome of this matter, but we do not expect that it would have a material effect on our business, financial position or results of operations.
In October 2015, Aeróleo received written notices of the assessment of $1.6 million in penalties by the State of Rio de Janeiro in respect of Aeróleo’s alleged failure to submit accurate documentation and to fully comply with filing requirements with respect to certain value-added taxes. Although Aeróleo’s review of the allegations remains ongoing, it has determined that the proposed penalties were calculated based on amounts containing a typographical error. Upon correction of the typographical error, Aeróleo expects a significant reduction in the amount of the proposed penalties. At December 31, 2015, it is not possible to determine the outcome of this matter.
Aeróleo is also disputing claims from the Brazilian tax authorities with respect to federal customs taxes levied upon the helicopters leased by Aeróleo and imported into Brazil under a temporary regime and subject to re-export. In order to dispute such assessments and pursue its available legal remedies within the judicial system, Aeróleo deposited the amounts at issue into an escrow account that serves as security and with the presiding judge in the matter controlling the release of such funds. Aeróleo believes that, based on its interpretation of tax legislation and well established aviation industry practice, it is not required to pay such taxes and plans to defend this claim vigorously. At December 31, 2015, it is not possible to determine the outcome of this matter, but we do not expect that it would have a material effect on our business, financial position or results of operations.
In the normal course of our business, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. In addition, from time to time, we are involved in tax and other disputes with various government agencies. Management has used estimates in determining our potential exposure to these matters and has recorded reserves in our financial statements related thereto as appropriate. It is possible that a change in our estimates related to these exposures could occur, but we do not expect such changes in estimated costs would have a material effect on our business, consolidated financial position or results of operations. As it relates to the specific cases referred to above, we currently anticipate that any administrative fine or penalty ultimately assessed would be within established accruals and would not have a material effect on our financial position or results of operations. Aeróleo has deposited $5.1 million into escrow accounts controlled by the court with respect to certain of the cases described above and has fully reserved such amounts subject to final determination and the judicial release of such escrow deposits. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intention and experience.
Critical Accounting Policies and Estimates
The preparation of our financial statements is in conformity with U.S. generally accepted accounting principles (“GAAP”). In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, whereas, in other circumstances, GAAP requires us to make estimates, judgments and assumptions that we believe are reasonable based upon information available. We base our estimates and judgments on historical experience, professional advice and various other sources that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

We believe that of our significant accounting policies, as discussed in Note 1 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, the following involve a higher degree of judgment and complexity.
Property and Equipment. Our net property and equipment represented 85.3% of our total assets as of December 31, 2015. We determine the carrying value of these assets based on our property and equipment accounting policies, which incorporate our estimates, assumptions, and judgments relative to capitalized costs, useful lives and salvage values of our assets.
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
Useful lives of helicopters and residual values are difficult to estimate due to a variety of factors, including changes in operating conditions or environment, the introduction of technological advances in aviation equipment, changes in market or economic conditions including changes in demand for certain types of helicopters and changes in laws or regulations affecting the aviation or offshore oil and gas industry. We evaluate the remaining useful lives of our helicopters when certain events occur that directly impact our assessment of the remaining useful lives of the helicopters. Our consideration of ultimate residual value takes into account current expectations of fair market value and the expected time to ultimate disposal. The determination of the ultimate value to be received upon sale depends largely upon the condition of the helicopters and the flight time left on the helicopters and major components until the next major maintenance check is required. The future value also depends on the secondary helicopter market that exists as of that date, which can differ substantially over time.
We review our property and equipment for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If an impairment is indicated for the asset group classified as held and used, an impairment evaluation will be performed. Asset impairment evaluations are based on estimated undiscounted cash flows over the remaining useful life for the assets being evaluated. If the sum of the expected future cash flows is less than the carrying amount of the asset, we would be required to recognize an impairment loss. When determining fair value, we utilize various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such event, we would then be required to record a corresponding charge, which would reduce our earnings. We continue to evaluate our estimates and assumptions and believe that our assumptions, which include an estimate of future cash flows based upon the anticipated performance of the underlying assets, are appropriate.
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
Business Combinations. We recognize, with certain exceptions, 100% of the acquisition-date fair value of assets acquired, liabilities assumed, and noncontrolling interests in a business combination when the acquisition constitutes a change in control of the acquired entity. All non-cash consideration, including contingent consideration arrangements and pre-acquisition loss and gain contingencies, are measured and recorded at their acquisition-date fair value. Any goodwill resulting from the acquisition is measured as the difference between the consideration given and the recognized bases of the identifiable net assets acquired. Subsequent changes to the fair value of contingent consideration arrangements are generally reflected in earnings. Acquisition-related transaction costs are expensed as incurred and any changes in the acquiring entity’s existing income tax valuation allowances and tax uncertainty accruals are recorded as an adjustment to income tax expense. The operating results of entities acquired are included in the accompanying consolidated statements of income from the date of acquisition.
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
Goodwill. We record goodwill upon the acquisition of a business when the purchase price paid exceeds the fair value of identifiable tangible and intangible assets and liabilities. We perform an annual impairment test of goodwill and interim tests to the extent indicators of impairment develop between annual impairment tests. We test goodwill at the reporting unit level, which is defined as an operating segment, or one level below an operating segment, that constitutes a business for which financial information is available and is regularly reviewed by management. Our impairment review process compares the fair value of the reporting unit to its carrying value, including goodwill. We use a discounted future cash flow approach to determine fair value that uses estimates including, among others, projected utilization of our fleet, future oil prices and contract rates. These estimates are reviewed each time we test goodwill for impairment and are typically developed as part of our routine business planning and forecasting process. While we believe our estimates and assumptions are reasonable, variations from those estimates could produce materially different results. See Note 1 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a description of the impairment of our goodwill balance.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements that will, or could possibly, have an effect on our financial condition and results of operations, see Note 1 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2015, we had non-U.S. dollar denominated capital purchase commitments of €112.3 million ($122.1 million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. dollar equivalent of the non-hedged purchase commitment by $12.2 million.
As of December 31, 2015, we had non-U.S. dollar denominated accounts payable of €1.5 million ($1.6 million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. dollar equivalent of the non-hedged purchase commitment by $0.2 million.
As of December 31, 2015, we maintained cash balances of €0.6 million ($0.7 million). An adverse change of 10% in the underlying foreign currency exchange rate would reduce net income by $42,000.
We had $90.0 million of LIBOR-based variable rate borrowings under our Revolving Credit Facility as of December 31, 2015. The average borrowing rate under the facility at December 31, 2015 was 2.66%. A 10% increase in LIBOR would result in additional annual interest expense of approximately $24,000, net of tax.

As of December 31, 2015, excluding debt outstanding under our Revolving Credit Facility, we had $25.0 million of variable rate debt due in 2015. These instruments bear a variable interest rate that resets monthly and is computed as the one-month LIBOR rate at the date of each reset plus 181 basis points. As of December 31, 2015, the weighted average interest rate on these borrowings was 2.18%. A 10% increase in the underlying LIBOR would raise the rate to 2.21%, resulting in additional annual interest expense of $6,000, net of tax.
As of December 31, 2015, excluding our Revolving Credit Facility and variable rate debt noted above, we had non-U.S. dollar denominated debt of COL$289.2 million ($0.1 million) and R$15.1 million ($3.8 million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. dollar equivalent commitment by $0.4 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and related notes required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page 58 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Based on their evaluations, our principal executive and principal financial officers concluded that, as of December 31, 2015, our disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).
Management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2015 based on the updated framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation surrounding our financial controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting – including the possibility of the circumvention or overriding of controls – based on management’s evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2015, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our 2016 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2015 and which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be presented in our 2016 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2015 and which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our 2016 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2015 and which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our 2016 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2015 and which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be presented in our 2016 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2015 and which is incorporated herein by reference.

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

10.3	* +
Era Group Inc. 2012 Share Incentive Plan. (incorporated herein by reference to Exhibit 10.4 of the Company’s Registration Statement on Form 10 filed with the SEC on October 12, 2012, as amended (File No. 001-35701)).

10.4	* +
Form of Stock Option Grant Agreement pursuant to the Era Group Inc. 2012 Share Incentive Plan. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2013, as amended (File No. 001-35701)).

10.5	* +
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

10.7	* +
Form of Non-Employee Director Restricted Stock Award Agreement pursuant to the Era Group Inc. 2012 Share Incentive Plan (incorporated herein by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 15, 2013 (File No. 001-35701)).

10.8	* +
Form of Time-based Restricted Stock Agreement pursuant to the Era Group Inc. 2012 share Incentive Plan (incorporated herein by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 11, 2015 (File No. 001-35701)).

10.9	* +
Form of Indemnification Agreement between Era Group Inc. and individual officers and directors. (incorporated herein by reference to Exhibit 10.10 of the Company’s Registration Statement on Form 10 filed with the SEC on October 12, 2012, as amended (File No. 001-35701)).

10.10	* +
Era Group Inc. Management Incentive Plan (incorporated herein by reference to Exhibit 10.11 of the Company’s Amendment No. 1 to Registration Statement on Form 10 filed with the SEC on December 18, 2012, as amended (File No. 001-35701)).

10.11	* +
Era Group Inc. 2013 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed with the SEC on March 8, 2013 (File No. 333-187166))

10.12	*
Amended and restated agreement dated March 31, 2014 for a $300,000,000 Senior Secured Revolving Credit Facility by and among Era Group Inc., Suntrust Robinson Humphrey, Inc., Wells Fargo Securities, LLC, Suntrust Bank, Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Deutsche Bank AG New York Branch, Regions Bank and other financial institutions identified on Schedule A thereto (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on May 6, 2014 (File No. 001-35701))

10.13
Amendment No. 1, dated May 18, 2015 to the Amended and Restated Credit Agreement dated March 31, 2014 by and among Era Group Inc. and its subsidiaries a security party thereto, Suntrust Bank, as Administrative Agent, and the lenders signatories thereto

10.14	*
Separation and Consulting Agreement dated August 28, 2014 (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the SEC on November 4, 2014 (File No. 001-35701))

10.15	* +
Era Group Inc. Senior Executive Severance Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 5, 2015 (File No. 001-35701).

10.16	* +	Christopher Bradshaw Letter Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2015 (File No. 001-35701).
10.17	* +	Shefali Shah Letter Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2015 (File No. 001-35701).
10.18	* +	Andrew Puhala Letter Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2015 (File No. 001-35701).
10.19	* +	Stuart Stavley Letter Agreement (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2015 (File No. 001-35701).
10.20	* +	Paul White Letter Agreement (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2015 (File No. 001-35701).
10.21		Promissory note for a $5,933,188 secured note between Era Helicopters, LLC, U.S. Bank Equipment Finance, a division of U.S. Bank National Association.
10.22		Promissory note for a $19,035,000 secured note between Era Helicopters, LLC, U.S. Bank Equipment Finance, a division of U.S. Bank National Association
10.23	+	Form of Time-based Restricted Stock Agreement pursuant to the Era Group Inc. 2012 Share Incentive Plan.
21.1		List of subsidiaries of Era Group Inc.
23.1		Consent of Ernst & Young LLP, independent registered public accounting firm.
23.2		Consent of KPMG LLP, independent registered public accounting firm.
31.1		Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2		Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1		Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated herein by reference as indicated.
+	Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

Era Group Inc.

	By:	/s/ Andrew L. Puhala
Andrew L. Puhala, Senior Vice President, Chief Financial Officer

	Date:	February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title		Date

/s/ Christopher S. Bradshaw	President, Chief Executive Officer and Director		February 26, 2016
Christopher S. Bradshaw	(Principal Executive Officer)

/s/ Andrew L. Puhala	Senior Vice President, Chief Financial Officer		February 26, 2016
Andrew L. Puhala	(Principal Financial Officer)

/s/ Jennifer D. Whalen	Vice President and Chief Accounting Officer		February 26, 2016
Jennifer D. Whalen	(Principal Accounting Officer)

/s/ Charles Fabrikant	Chairman of the Board and Director		February 26, 2016
Charles Fabrikant

/s/ Blaine V. Fogg	Director		February 26, 2016
Blaine V. Fogg

/s/ Steven Webster	Director		February 26, 2016
Steven Webster

/s/ Ann Fairbanks	Director		February 26, 2016
Ann Fairbanks

/s/ Christopher P. Papouras	Director		February 26, 2016
Christopher P. Papouras

/s/ Yueping Sun	Director		February 26, 2016
Yueping Sun

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Era Group Inc.
We have audited the accompanying consolidated balance sheets of Era Group Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2015 consolidated financial statements of Dart Holding Company Ltd., a corporation in which the Company has a 50% interest. In the consolidated financial statements, the Company’s investment in and advances to Dart Holding Company Ltd. is stated at $23.9 million as of December 31, 2015, and the Company’s equity in the net loss of Dart Holding Company Ltd. is stated at $1.6 million for year ended December 31, 2015. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Dart Holding Company Ltd., is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Era Group Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Houston, Texas
February 26, 2016

ERA GROUP INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$14,370	$40,867
Receivables:
Trade, net of allowance for doubtful accounts of $2,103 and $1,955 in 2015 and 2014, respectively	48,639	33,390
Tax receivables	6,085	380
Other, net of allowance for doubtful accounts of $0 and $437 in 2015 and 2014, respectively	3,305	1,682
Inventories, net	27,994	26,869
Prepaid expenses	1,963	2,661
Deferred income taxes	—	1,996
Other current assets	191	—
Total current assets	102,547	107,845
Property and equipment:
Helicopters	970,095	920,412
Machinery, equipment and spares	76,490	82,330
Construction in progress	60,333	124,043
Buildings and leasehold improvements	45,861	30,535
Furniture, fixtures, vehicles and other	23,130	13,947
Property and equipment, at cost	1,175,909	1,171,267
Accumulated depreciation	(316,693)	(308,141)
Property and equipment, net	859,216	863,126
Equity investments and advances	28,898	31,753
Goodwill	—	352
Intangible assets	1,158	—
Other assets	15,272	14,098
Total assets	$1,007,091	$1,017,174
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,000	$15,120
Accrued wages and benefits	9,012	7,521
Accrued interest	562	949
Accrued income taxes	—	267
Derivatives	—	1,109
Current portion of long-term debt	3,278	27,426
Accrued other taxes	2,520	955
Accrued contingencies	2,410	—
Other current liabilities	2,300	2,207
Total current liabilities	32,082	55,554
Long-term debt	266,438	282,118
Deferred income taxes	229,848	217,027
Other liabilities	2,616	2,111
Total liabilities	530,984	556,810
Commitments and contingencies (see Note 14)
Redeemable noncontrolling interest	4,804	—
Equity:
Era Group Inc. stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,495,694 and 20,371,672 outstanding in 2015 and 2014, respectively, exclusive of treasury shares	207	204
Additional paid-in capital	433,175	429,109
Retained earnings	40,502	31,797
Treasury shares, at cost, 154,549 and 18,609 shares in 2015 and 2014, respectively	(2,673)	(551)
Accumulated other comprehensive income, net of tax	92	95
Total Era Group Inc. stockholders’ equity	471,303	460,654
Noncontrolling interest in subsidiary	—	(290)
Total equity	471,303	460,364
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,007,091	$1,017,174
The accompanying notes are an integral part of these consolidated financial statements.

ERA GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Operating revenues	$281,837	$331,222	$298,959
Costs and expenses:
Operating	171,481	204,373	186,612
Administrative and general	42,812	43,987	38,924
Depreciation and amortization	47,337	46,312	45,561
Total costs and expenses	261,630	294,672	271,097
Gains on asset dispositions	5,953	6,101	18,301
Goodwill impairment	(1,866)	—	—
Operating income	24,294	42,651	46,163
Other income (expense):
Interest income	1,191	540	591
Interest expense	(13,526)	(14,778)	(18,050)
SEACOR management fees	—	—	(168)
Derivative losses, net	(18)	(944)	(104)
Foreign currency gains (losses), net	(2,590)	(2,377)	698
Gain on debt extinguishment	1,617	—	—
Gain on sale of FBO	12,946	—	—
Note receivable impairment	—	(2,457)	—
Other, net	45	(4)	19
Total other income (expense)	(335)	(20,020)	(17,014)
Income before income tax expense and equity earnings (losses)	23,959	22,631	29,149
Income tax expense (benefit):
Current	(83)	1,235	4,591
Deferred	14,200	7,050	7,136
Total income tax expense (benefit)	14,117	8,285	11,727
Income before equity earnings (losses)	9,842	14,346	17,422
Equity earnings (losses), net of tax	(1,943)	2,675	882
Net income	7,899	17,021	18,304
Net loss attributable to noncontrolling interest in subsidiaries	806	96	401
Net income attributable to Era Group Inc.	8,705	17,117	18,705
Accretion of redemption value on Series A Preferred Stock	—	—	721
Net income attributable to common shares	$8,705	$17,117	$17,984

Earnings per common share:
Basic	$0.42	$0.84	$0.88
Diluted	$0.42	$0.84	$0.88

Weighted average common shares outstanding:
Basic	20,228,370	20,073,378	20,299,854
Diluted	20,270,756	20,139,581	20,344,782

The accompanying notes are an integral part of these consolidated financial statements.

ERA GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$7,899	$17,021	$18,304
Other comprehensive income (loss):
Foreign currency translation adjustments	(4)	(123)	240
Income tax (expense) benefit	1	42	(84)
Total other comprehensive income (loss)	(3)	(81)	156
Comprehensive income	7,896	16,940	18,460
Comprehensive loss attributable to noncontrolling interest in subsidiaries	806	96	401
Comprehensive income attributable to Era Group Inc.	$8,702	$17,036	$18,861

The accompanying notes are an integral part of these consolidated financial statements.

ERA GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

		Era Group Inc. Stockholder Equity
	Series A Convertible Preferred Stock	Class B Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Shares Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Non - controlling Interest in Subsidiary	Total Equity
December 31, 2012	144,232	245	—	278,838	(4,025)	—	20	207	275,285
Accretion of redemption value on Series A preferred stock	721	—	—	(721)	—	—	—	—	(721)
Preferred stock dividend	(4,953)	—	—	—	—	—	—	—	—
Recapitalization of Era Group by SEACOR	(140,000)	(245)	199	140,046	—	—	—	—	140,000
Issuance of Era Group stock options in settlement of SEACOR stock options	—	—	—	706	—	—	—	—	706
Issuance of common stock:
Restricted stock grants	—	—	3	(3)	—	—	—	—	—
Proceeds and tax benefits from share award plans	—	—	—	527	—	—	—	—	527
Share award amortization	—	—	—	1,815	—	—	—	—	1,815
Cancellation of restricted stock	—	—	—	102	—	(113)	—	—	(11)
Net income (loss)	—	—	—	—	18,705	—	—	(401)	18,304
Currency translation adjustments, net of tax	—	—	—	—	—	—	156	—	156
December 31, 2013	—	—	202	421,310	14,680	(113)	176	(194)	436,061
Issuance of common stock:
Restricted stock grants	—	—	2	(2)	—	—	—	—	—
Exercise of stock options	—	—	—	320	—	—	—	—	320
Employee Stock Purchase Plan	—	—	—	1,138	—	—	—	—	1,138
Tax benefit from share award plans	—	—	—	313	—	—	—	—	313
Share award amortization	—	—	—	5,769	—	—	—	—	5,769
Cancellation of restricted stock	—	—	—	261	—	(438)	—	—	(177)
Net income (loss)	—	—	—	—	17,117	—	—	(96)	17,021
Currency translation adjustments, net of tax	—	—	—	—	—	—	(81)	—	(81)
December 31, 2014	—	—	204	429,109	31,797	(551)	95	(290)	460,364
Issuance of common stock:
Restricted stock grants	—	—	2	(2)	—	—	—	—	—
Employee Stock Purchase Plan	—	—	1	1,095	—	—	—	—	1,096
Tax deficit from share award plans	—	—	—	(127)	—	—	—	—	(127)
Share award amortization	—	—	—	3,723	—	—	—	—	3,723
Cancellation of restricted stock	—	—	—	43	—	(43)	—	—	—
Purchase of treasury shares	—	—	—	—	—	(2,079)	—	—	(2,079)
Acquisition of subsidiary with noncontrolling interest	—	—	—	(666)	—	—	—	666	—
Net income (loss)(1)	—	—	—	—	8,705	—	—	(376)	8,329
Currency translation adjustments, net of tax	—	—	—	—	—	—	(3)	—	(3)
December 31, 2015	$—	$—	$207	$433,175	$40,502	$(2,673)	$92	$—	$471,303

(1)	Excludes net loss of $430 attributable to redeemable noncontrolling interests in subsidiary.

The accompanying notes are an integral part of these consolidated financial statements

ERA GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$7,899	$17,021	$18,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,337	46,312	45,561
Share-based compensation	3,723	5,769	1,815
Bad debt expense, net	1,058	215	885
Gains on asset dispositions, net	(5,953)	(6,101)	(18,301)
Debt discount amortization	246	251	231
Amortization of deferred financing costs	1,025	931	610
Derivative losses, net	18	944	104
Foreign currency gains (losses), net	3,030	1,089	(698)
Cash settlements on derivative transactions, net	(356)	(471)	(478)
Gains on debt extinguishment	(1,617)	—	—
Gain on sale of FBO	(12,946)	—	—
Goodwill impairment	1,866	—	—
Note receivable impairment	—	2,457	—
Deferred income tax expense	14,200	7,050	7,136
Equity losses (earnings), net of tax	1,943	(1,157)	(882)
Gain on sale of interest in equity investees	—	(1,518)	—
Changes in operating assets and liabilities:
Decrease (increase) in receivables	(9,079)	6,228	9,668
Decrease in prepaid expenses and other assets	6,328	802	1,250
Decrease in accounts payable, accrued expenses and other liabilities	(14,266)	(1,536)	(834)
Net cash provided by operating activities	44,456	78,286	64,371
Cash flows from investing activities:
Purchases of property and equipment	(60,050)	(106,732)	(110,105)
Proceeds from disposition of property and equipment	25,328	7,051	65,151
Cash settlements on forward contracts, net	(1,103)	(1,545)	—
Business acquisitions, net of cash acquired	(1,747)	—	—
Investments in and advances to equity investees	(36)	(125)	—
Proceeds from sale of FBO	14,252	—	—
Proceeds from sale of interest in equity investees	—	6,381	—
Principal payments on notes due from equity investees	688	638	863
Principal payments on third party notes receivable	52	460	632
Escrow deposits	(191)	—	—
Net cash used in investing activities	(22,807)	(93,872)	(43,459)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	60,000	30,000	55,000
Long-term debt issuance costs	(71)	(2,446)	—
Payments on long-term debt	(57,925)	(2,885)	(52,788)
Extinguishment of long-term debt	(46,920)	—	—
Dividends paid on Series A preferred stock	—	—	(4,953)
Proceeds and tax benefits from share award plans	1,096	1,458	527
Tax expense on vested restricted stock	(127)	—	—
Purchase of treasury shares	(2,079)	—	—
Proceeds from SEACOR on the settlement of stock options	—	—	706
Net cash provided by (used in) financing activities	(46,026)	26,127	(1,508)
Effects of exchange rate changes on cash and cash equivalents	(2,120)	(1,009)	426
Net increase (decrease) in cash and cash equivalents	(26,497)	9,532	19,830
Cash and cash equivalents, beginning of year	40,867	31,335	11,505
Cash and cash equivalents, end of year	$14,370	$40,867	$31,335

The accompanying notes are an integral part of these consolidated financial statements.

ERA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES
Nature of Operations. Era Group Inc. (“Era Group”) and its consolidated subsidiaries (collectively referred to as the “Company”) is one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the United States (“U.S.”), which is its primary area of operation. The Company is primarily engaged in transportation services to the offshore oil and gas exploration, development and production industry. Its major customers are international, independent and major integrated oil and gas companies and U.S. government agencies. In addition to serving the oil and gas industry, the Company provides air medical services, utility services including support of firefighting, mining, power line and pipeline survey activities, flightseeing tours in Alaska, and emergency search and rescue services. The Company operates a Federal Aviation Administration (“FAA”) approved maintenance repair station in Lake Charles, Louisiana. The Company has an interest in Dart Holding Company Ltd. (“Dart”), a sales and manufacturing organization based in Canada that engineers, manufactures and distributes after-market helicopter parts and accessories, and has an interest in a training center based in Lake Charles, Louisiana that provides instruction, flight simulator and other training service.
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
Basis of Consolidation. The consolidated financial statements include the accounts of Era Group Inc., its wholly-owned subsidiaries and entities that meet the criteria of Variable Interest Entities (“VIEs”) of which the Company is the primary beneficiary. All significant intercompany accounts and transactions are eliminated in consolidation.
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
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, among other items, those related to allowance for doubtful accounts, useful lives of property and equipment, inventories, income tax provisions, impairments, fair values used in purchase price allocations and certain accrued liabilities. Actual results could differ from those estimates and those differences may be material.
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
As of September 30, 2015 and December 31, 2014, deferred revenues included $42.1 million and $31.0 million, respectively, related to dry-lease revenues for certain helicopters leased by the Company to Aeróleo Taxi Aero S/A (“Aeróleo”), its Brazilian joint venture (see Note 5). The deferral originated from difficulties experienced by Aeróleo following one of its customer’s cancellation of certain contract awards for a number of AW139 medium helicopters under dry-lease from the Company, and the deferral continues as a result of financial difficulties at Aeróleo. On October 1, 2015, the Company’s former partner in Aeróleo transfered its 50% economic and 80% voting interest to a third party, and, as a result of the new shareholders’ agreement, the Company began consolidating the results of Aeróleo in its consolidated financial statements due to Aeróleo’s status as a VIE and the Company’s status as the primary beneficiary (see further explanation in Note 5). As a result, future collections on the deferred revenues will not be recorded as revenue. Instead, they will be recorded as a settlement of an intercompany receivable which is eliminated in consolidation.
Deferred revenues and related activity during the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	2015	2014	2013
Balance at beginning of period	$31,047	$24,243	$8,953
Revenues deferred during period	32,531	32,142	37,936
Revenues recognized during period	(21,446)	(25,338)	(22,646)
Elimination due to consolidation	(42,132)	—	—
Balance at end of period	$—	$31,047	$24,243
The Company charters the majority of its helicopters through master service agreements, subscription agreements, day-to-day charter arrangements, fixed-term noncancelable contracts and dry-leases. Master service agreements and subscription agreements typically require a fixed monthly fee plus incremental payments based on hours flown. These agreements have fixed terms ranging from one month to five years and generally may be canceled by providing 30-90 days’ notice. Day-to-day charter arrangements call for either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate with a minimum number of hours to be charged daily. Dry-leases require a fixed monthly fee for the customer’s right to use the helicopter and, where applicable, a charge based on hours flown as compensation for any maintenance, parts, and/or personnel support that the Company may provide to the customer. Dry-leases generally run from two to five years with no early cancellation provisions. Air medical services are provided under contracts with hospitals that typically include a fixed monthly and hourly rate structure. With respect to flightseeing operations, the Company allocates block space to cruise lines, and seats are sold directly to customers. The Company also operated a fixed base operation (“FBO”) at Ted Stevens Anchorage International Airport that sold fuel on an ad-hoc basis and leased storage space. The FBO was sold on May 1, 2015 (see Note 4).
Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of overnight investments.
Trade Receivables. Customers are primarily major integrated and independent exploration and production companies, hospitals, international helicopter operators and U.S. government agencies. Customers are typically granted credit on a short-term basis, and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted. Allowance for doubtful accounts for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	2015	2014	2013
Balance at beginning of period	$1,955	$3,101	$2,668
Additional allowances charged to expense	1,058	254	764
Additional allowance due to consolidation	577	—	—
Recovery of previously reserved accounts	(124)	(1,324)	(306)
Write-offs	(1,354)	(76)	(25)
Foreign currency adjustments	(9)	—	—
Balance at end of period	$2,103	$1,955	$3,101
Derivative Instruments. The Company accounts for derivative positions at fair value in the accompanying consolidated balance sheets. Unrealized gains and losses on derivatives not designated as hedges are reported in the accompanying consolidated statements of operations as derivative losses, net.
Concentrations of Credit Risk. The Company is exposed to concentrations of credit risk relating to its receivables due from customers in the industries described above. The Company does not generally require collateral or other security to support its outstanding receivables. The Company minimizes its credit risk relating to receivables by performing ongoing credit evaluations and, to date, credit losses have not been material. The Company is also exposed to concentrations of credit risk associated with cash, cash equivalents and derivative instruments. The Company minimizes its credit risk relating to these positions by monitoring the financial condition of the financial institutions and counterparties involved and by primarily conducting business with large, well-established financial institutions and diversifying its counterparties. The Company’s two largest customers comprised 43% and 31% of net trade receivables as of December 31, 2015 and 2014, respectively.
Inventories. Inventories are stated at the lower of average cost or market value and consist primarily of spare parts and fuel. The following table is a roll forward of the allowance related to dormant, obsolete and excess inventory for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Balance at beginning of period	$5,091	$5,169	$9,213
Increases (decreases) to allowance	(270)	(78)	(4,044)
Balance at end of period	$4,821	$5,091	$5,169
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
As of December 31, 2015, the estimated useful life (in years) of the Company’s categories of new property and equipment was as follows:

Helicopters (estimated salvage value at 40% of cost)	15
Machinery, equipment and spares	5-7
Buildings and leasehold improvements	10-30
Furniture, fixtures, vehicles and other	3-5
Equipment maintenance and repair costs and the costs of routine overhauls and inspections performed on helicopter engines and major components are charged to operating expense as incurred. Expenditures that extend the useful life or improve the marketing and commercial characteristics of equipment, as well as major improvements to other properties, are capitalized.
The Company engages a number of third-party vendors to maintain the engines and certain components on some of its helicopter models under programs known as “power-by-hour” maintenance contracts. These programs require the Company to pay for the maintenance service ratably over the contract period, typically based on actual flight hours. Power-by-hour providers generally bill monthly based on hours flown in the prior month, the costs being expensed as incurred. In the event the Company places a helicopter in a program after a maintenance period has begun, it may be necessary to pay an initial buy-in charge based on hours flown since the previous maintenance event. The buy-in charge is normally recorded as a prepaid expense and amortized as an operating expense over the remaining power-by-hour contract period. If a helicopter is sold or otherwise removed from a program before the scheduled maintenance work is carried out, the Company may be able to recover part of its payments to the power-by-hour provider, in which case the Company records a reduction to operating expense when it receives the refund.
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
Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. The Company capitalized interest of $6.1 million, $4.7 million and $1.1 million during the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, construction in progress, which is a component of property and equipment, included capitalized interest of $4.7 million and $5.0 million, respectively.
Impairment of Long-Lived Assets. The Company performs an impairment analysis on long-lived assets used in operations when indicators of impairment are present. The Company’s helicopters in operation are evaluated for impairment on an aggregate fleet basis. If the carrying value of the assets is not recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. For the years ended December 31, 2015, 2014 and 2013, the Company recognized no impairment charges.
Impairment of Equity Investees. The Company performs regular reviews of each investee’s financial condition, the business outlook for its products and services, and its present and projected results and cash flows. When an investee has experienced consistent declines in financial performance or difficulties in raising capital to continue operations, and when the Company expects the decline to be other-than-temporary, the investment is written down to fair value. Actual results may vary from estimates due to the uncertainty regarding the projected financial performance of investees, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investees in which the Company has investments. For the years ended December 31, 2015, 2014 and 2013, the Company did not recognize any impairment charges.
Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and interim tests to the extent indicators of impairment develop between annual impairment tests. The Company tests goodwill at the reporting unit level. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including goodwill. To determine its fair value, the Company uses a discounted future cash flow approach that uses estimates including, among others, projected utilization of our fleet and contract rates. These estimates are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results.
As of December 31, 2015, the Company performed an interim impairment test after noting several events and circumstances that led to the determination that it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying value, including a decline in the price of crude oil and the Company’s stock price and a prolonged downturn in the oil and gas market. The Company recorded a goodwill impairment of $1.9 million for the year ended December 31, 2015. The Company’s estimate included the use of significant unobservable inputs, representative of Level 3 measurements, including the assumptions related to future performance as described in the preceding paragraph. The Company did not recognize any goodwill impairments during the years ended December 31, 2014 or 2013.
Intangible Assets. Intangible assets with indefinite lives is recorded during purchase price accounting in a business combination. The Company performs an annual impairment test of indefinite lived intangible asses and interim tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the book value. To determine its fair value, the Company uses a discounted future cash flow approach that uses estimates including, among others, projected utilization of our fleet and contract rates. These estimates are reviewed each time the Company tests indefinite lived assets for impairment. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. Intangible assets with finite useful lives are amortized over their respective estimated useful lives. As of December 31, 2015, the Company had indefinite lived intangible assets of $1.0 million and intangible assets with finite lives of $0.2 million.
Business Combinations. The Company recognizes, with certain exceptions, 100 percent of the fair value of assets acquired, liabilities assumed, and non controlling interests when the acquisition constitutes a change in control of the acquired entity. Shares issued in consideration for a business combination, contingent consideration arrangements and pre-acquisition loss and gain contingencies are all measured and recorded at their acquisition-date fair value. Subsequent changes to fair value of contingent consideration arrangements are generally reflected in earnings. Acquisition-related transaction costs are expensed as incurred, and any changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals are recorded as an adjustment to income tax expense. The operating results of entities acquired are included in the accompanying consolidated statements of operations from the date of acquisition.
Deferred Financing Costs. Deferred financing costs incurred in connection with the issuance of debt are amortized over the life of the related debt using the effective interest rate method for term loans and straight line method for revolving credit facilities. Amortization expense for deferred financing costs totaled $1.0 million, $0.9 million and $0.6 million during the years ended December 31, 2015, 2014 and 2013, respectively, and is included in interest expense in the accompanying consolidated statements of operations.
Income Taxes. Era Group and its majority-owned U.S. subsidiaries files a standalone consolidated U.S. federal tax return. Era Group’s foreign consolidated subsidiaries each file tax returns in their applicable jurisdictions. Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the book and tax basis differences of assets and liabilities reported in the accompanying consolidated financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which they are expected to be settled or realized. Interest and penalties relating to uncertain tax positions are recognized in interest expense and administrative and general expense, respectively, in the accompanying consolidated statements of operations. The Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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
Savings Plan. The Company provides a defined contribution plan (the “Savings Plan”) for its eligible U.S.-based employees. The Savings Plan provides for qualified, non-elective Company contributions in an amount equal to 3% of each employee’s eligible pay plus an amount equal to 100% of an employee’s first 3% of wages invested in the Savings Plan and immediate and full vesting in the Company’s contributions. The Savings Plan is subject to annual review by the Board of Directors of Era Group. The Company’s Savings Plan costs were $3.2 million and $3.6 million for the year ended December 31, 2015 and 2014, respectively. Prior to an amendment effective January 1, 2014, the Company’s contribution to the Savings Plan was limited to 50% of an employee’s first 6% of wages invested in the Savings Plan. The Company’s Savings Plan costs were $1.1 million for the year ended December 31, 2013.
Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 - Revenue From Contracts With Customers, which will base revenue recognition on the contract between a vendor and customer and will require reporting entities to allocate the transaction price to various performance obligations in a contract and recognize revenues when those performance obligations are satisfied. ASU 2014-09 will be effective for annual periods beginning after December 15, 2017 and any interim periods within that period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 and any interim periods within that period. The Company is currently evaluating the potential impact and the method of the adoption of ASU 2014-09 on its consolidated financial statements.
In August 2014, the FASB issued ASU-2014-15 - Presentation of Financial Statements - Going Concern on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within a year of the date the financial statements are issued. The standard applies to all entities and is effective for annual and interim periods beginning after December 15, 2016 with early adoption permitted. We are evaluating the effect this standard will have on our financial statements and related disclosures.
In February 2015, the FASB issued ASU 2015-02 - Consolidation, which amends the guidance for evaluating whether certain entities should be consolidated, particularly for general partner and limited partner relationships and VIEs that have fee arrangements or related party relationships with a reporting entity. ASU 2015-02 will be effective for annual reporting periods beginning after December 15, 2015 and any interim periods within that period, and early adoption is permitted as of the beginning of an interim or annual reporting period. The Company has not adopted ASU 2015-02, and believes adoption will not have a material impact on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03 - Interest - Imputation of Interest, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct reduction of the carrying amount of that liability. The recognition and measurement guidance for debt issuance costs is not affected by this ASU. ASU 2015-03 will be effective for annual reporting periods beginning after December 15, 2015 and any interim periods within that period, and early adoption is permitted as of the beginning of an interim or annual reporting period. In August 2015, the FASB issued ASU 2015-15 - Interest - Imputation of Interest, which amends ASU 2015-03 to allow issuers to continue to recognize debt issuance costs related to line-of-credit arrangements as an asset and amortize that asset over the term of the credit agreement. The Company has not adopted ASU 2015-03 or ASU 2015-15. As of December 31, 2015 and December 31, 2014, the Company had debt issuance costs of $2.7 million and $4.0 million, respectively, exclusive of debt issuance costs associated with its Revolving Credit Facility. Such costs are included in other assets on the consolidated balance sheets. The Company believes the adoption of ASU 2015-03 would reduce other assets and long-term debt by such amounts.
In July 2015, the FASB issued ASU 2015-11 - Inventory, which is intended to simplify the way reporting entities account for inventory by requiring it to be valued at the lower of cost and net realizable value unless that entity uses the last-in, first-out or the retail inventory valuation method. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016 and any interim periods within that period, and early adoption is permitted as of the beginning of an interim or annual reporting period. The Company has not adopted ASU 2015-11, and believes adoption will not have a material impact on its consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16 - Business Combinations, which requires adjustments to provisional amounts recorded in business combinations to be recognized in the reporting period in which they are identified either separately on the face of the income statement or in the notes to the financial statements. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015 and any interim periods within that period, and early adoption is permitted as of the beginning of an interim or annual reporting period. The Company adopted ASU 2015-16 effective on July 1, 2015, and such adoption did not have a material impact on its consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17 - Income Taxes, which requires deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. ASU 2015-17 will be effective for annual reporting periods beginning after December 15, 2016 and any interim periods within that period, and early adoption is permitted as of the beginning of an interim or annual reporting period. The Company adopted ASU 2015-17 effective on October 1, 2015 using the prospective method. As of December 31, 2014, the Company had deferred tax assets of $2.0 million that are classified as current assets in the consolidated balance sheets.
In February 2016, the FASB issued ASU 2016-02 - Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018, and early adoption of is permitted as of the standard’s issuance date. ASU2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company has not adopted ASU 2016-02 and believes such adoption will not have a material impact on its consolidated financial statements.

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
The Company’s financial assets and liabilities as of December 31, 2015 and 2014 that are measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
December 31, 2015
LIABILITIES
Derivative instruments	$—	$—	$—
December 31, 2014
LIABILITIES
Derivative instruments(1)	$—	$1,109	$—
_______________

(1)	The fair value of the Company’s derivative instruments was estimated using market data gathered by a third party financial institution, adjusted for market and credit risks applicable to the Company.
The estimated fair value of the Company’s other financial assets and liabilities as of December 31, 2015 and 2014 were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2015
LIABILITIES
Long-term debt, including current portion	$269,716	$—	$243,817	$—
December 31, 2014
LIABILITIES
Long-term debt, including current portion	$309,544	$—	$320,099	$—
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
During 2011, the Company entered into two interest rate swap agreements calling for the Company to pay fixed interest rates of 1.29% and 1.76% on an aggregate notional value equal to the balance of its promissory notes (see Note 8) and receive a variable interest rate based on the London Interbank Offered Rate (“LIBOR”) on these notional values. The interest rate swaps matured in December 2015 and were not renewed. The fair value of these derivative instruments at December 31, 2014 was a liability of $0.3 million. The Company recognized gains of less than $0.1 million, $0.3 million and $0.4 million on these derivative instruments for the year ended December 31, 2015, 2014 and 2013, respectively, which are included in derivative losses, net on its consolidated statements of operations.
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
The Company entered into forward contracts during 2014 to mitigate its exposure to exchange rate fluctuations on euro-denominated helicopter purchase commitments. The Company did not designate these contracts as hedges for accounting purposes. The Company recorded a loss of $0.3 million on these derivative instruments during the year ended December 31, 2015. These losses are recorded in foreign currency gains (losses), net, in the consolidated statements of operations. The Company recorded an unrealized loss of $0.8 million on these derivative instruments during the year ended December 31, 2014. These losses are recorded in derivative losses, net, in the consolidated statements of operations. The Company had no open forward contracts as of December 31, 2015.

4.	ACQUISITIONS AND DISPOSITIONS
Sicher Helicopters SAS (“Sicher”). On April 9, 2015, the Company contributed $3.2 million in cash for a 75% interest in Hauser Investments Limited (“Hauser”), which owns 100% of Sicher, a Colombian entity. In connection with the acquisition, the Company also transferred title of an AW139 helicopter to Hauser to be used in Sicher’s operations.
The Company recorded all identifiable assets acquired and liabilities assumed at the estimated acquisition date fair value in accordance with Accounting Standards Codification (“ASC”) 805 - Business Combinations. This acquisition did not represent a material business combination under ASC 805. The acquisition of the 75% interest in Hauser resulted in the recognition of goodwill of $1.5 million and other intangible assets, comprised primarily of a Colombian air operator certificate, of $1.0 million. The fair value of the noncontrolling interest was determined using a discounted cash flow analysis. The initial accounting for the acquisition is not complete, because the Company is still evaluating certain information used to estimate the fair values recorded including the valuations of the tangible assets, intangible assets, deferred income taxes and noncontrolling interest.
The noncontrolling interest partner has a right to put its interest to the Company, and the Company has a right to call its partner’s 25% ownership interest, each upon the occurrence of certain events and at fair value at the time of exercise as determined by an independent accounting firm. As a result of this put right, the noncontrolling interest related to Hauser is recorded in the mezzanine section of the consolidated balance sheets as it does not meet the definition of a liability or equity under U.S. GAAP.
Aeróleo. On October 1, 2015, the Company’s partner in Aeróleo transfered its 50% economic and 80% voting interest in Aeróleo to a third party (see Note 5). The resulting consolidation of Aeróleo was accounted for as a business acquisition in accordance with ASC 805. In connection with the transfer, the Company entered into a shareholders agreement with its new partner that includes, among other things, a put/call option arrangement which gives the Company the right to purchase at any time, and the new partner the right to put to the Company after two years, the new partner’s interest in Aeróleo.
The Company recorded all identifiable assets acquired and liabilities assumed at the estimated acquisition date fair value in accordance with ASC 805 - Business Combinations. The consolidation resulted in an immaterial gain on consolidation. The initial accounting for the acquisition is not complete, because the Company is still evaluating certain information used to estimate the fair values recorded including the valuations of the tangible assets, liabilities and related taxes.
The table below presents the fair value of Aeróleo’s identifiable assets acquired and liabilities assumed as of October 1, 2015 (unaudited, in thousands):

Assets
Cash	$1,418
Other current assets	11,788
Non-current assets	3,386
Total assets	$16,592
Liabilities and redeemable noncontrolling interest
Current liabilities	9,206
Non-current liabilities	7,320
Redeemable noncontrolling interest	4
Total liabilities and redeemable noncontrolling interest	$16,530
The consolidated balance sheet at December 31,2015, includes assets of Aeróleo totaling $17.9 million which may have restrictions on being used to settle obligations of Era Group or its wholly-owned subsidiaries. In addition, the consolidated balance sheets include liabilities of $15.9 million for which creditors may not have recourse to Era Group or any of its wholly-owned subsidiaries.
The consolidated statements of operations for the year ended December 31, 2015, include operating revenues of $13.4 million and net loss of $1.5 million as a result of the consolidation of Aeróleo including the effects of intercompany eliminations beginning with the date of consolidation. The table below represents the Company’s pro forma results of operations assuming the consolidation of Aeróleo took place on January 1, 2014 (unaudited, in thousands):

	Historical	Pro Forma	Pro Forma
	Results	Adjustments	Results
Year Ended December 31, 2015
Operating revenues	$281,837	$35,789	$317,626
Net income	$8,705	$377	$9,082

Year Ended December 31, 2014
Operating revenues	$331,222	$43,076	$374,298
Net income	$17,117	$(2,837)	$14,280
As a part of the same transaction, the Company acquired the remaining 50% ownership interest in Era do Brazil, a single purpose entity which owns one AW139 helicopter that is leased to Aeróleo. Era do Brazil is now a wholly-owned subsidiary.
Fixed Base Operations (“FBO”). On May 1, 2015, the Company sold its FBO business at Ted Stevens Anchorage International Airport to Piedmont Hawthorne Aviation, LLC. Pursuant to a membership interests purchase agreement, Piedmont Hawthorne Aviation, LLC acquired 100% of Era Group’s wholly-owned subsidiary, Era FBO LLC, for cash proceeds of $14.3 million. The Company recognized a pre-tax gain of $12.9 million on the sale.
Capital Expenditures. The Company’s capital expenditures were $60.1 million, $106.7 million and $110.1 million in 2015, 2014 and 2013, respectively, and consisted primarily of helicopter acquisitions and deposits on future helicopter deliveries. The Company records helicopter acquisitions in property and equipment and places helicopters in service once completion work has been finalized and the helicopters are ready for use. The Company sold or otherwise disposed of property and equipment for cash proceeds of $25.3 million, $7.1 million and $65.2 million in 2015, 2014 and 2013, respectively. A summary of changes to our owned helicopter fleet during the years ended December 31, 2015, 2014 and 2013 were as follows:

Equipment Additions	2015	2014	2013
	(1)		(2)
Light helicopters - single engine	1	—	—
Light helicopters - twin engine	3	—	2
Medium helicopters	—	4	4
Heavy helicopters	4	—	—
	8	4	6
_______________

(1)	Includes three light-twin helicopters and one single engine helicopter acquired in connection with the acquisition of Hauser.

(2)	Includes two light-twin helicopters and one medium helicopter that were previously leased-in.

Equipment Dispositions	2015	2014	2013
	(1)
Light helicopters - single engine	10	—	—
Light helicopters - twin engine	3	—	4
Medium helicopters	7	3	10
Heavy helicopters	—	—	1
	20	3	15
_______________

(1)	Includes two single engine helicopters disposed in sales-type leases.

5.	VARIABLE INTEREST ENTITIES AND EQUITY INVESTMENTS AND ADVANCES
Equity investments and advances as of December 31, 2015 and 2014 were as follows (in thousands):

	Ownership	2015	2014
Dart	50%	$23,892	$25,942
Era Training Center	50%	4,996	5,722
Heli-Union Era Australia	47%	10	89
		$28,898	$31,753
The Company owns a 50% interest in Aeróleo, which is a VIE. The Company impaired its investment in Aeróleo in 2012, and the carrying amount as of December 31, 2015 and 2014 was $0. Pursuant to a new shareholders’ agreement entered into on October 1, 2015 (see Note 4), the Company is the primary beneficiary, and Aeróleo is now a consolidated entity. The Company also owned a 50% interest in Era do Brazil, a VIE, prior to October 1, 2015. As the primary beneficiary, the Company has been consolidating this entity since September 30, 2012. On October 1, 2015, the Company acquired the remaining 50% interest, and Era do Brazil is now a wholly-owned subsidiary.
Combined Condensed Financial Statements
Summarized financial information for the Company’s equity investments and advances in Dart as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands):

	2015	2014
Current assets	$22,507	$22,447
Non-current assets	30,776	34,309
Current liabilities	4,225	4,386
Non-current liabilities	8,850	8,907

	2015	2014	2013
Operating revenues	$33,190	$40,174	$39,185
Costs and expenses:
Operating and administrative	32,869	31,755	31,538
Depreciation and amortization	4,224	4,129	5,213
Total costs and expenses	37,093	35,884	36,751
Operating income	$(3,903)	$4,290	$2,434
Net income	$(3,150)	$2,172	$789
Summarized financial information for the Company’s equity investments and advances in all other investees as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands):

	2015	2014
Current assets	$703	$1,151
Non-current assets	5,159	5,899
Current liabilities	597	465
Non-current liabilities	3,984	4,298

	2015	2014	2013
Operating revenues	$622	$2,737	$4,682
Costs and expenses:
Operating and administrative	685	750	1,035
Depreciation and amortization	740	2,370	3,450
Total costs and expenses	1,425	3,120	4,485
Operating income	$(803)	$(383)	$197
Net income (loss)	$(1,064)	$(749)	$(476)
As of December 31, 2015 and 2014, cumulative undistributed net earnings of equity investees included in the Company’s consolidated retained earnings were $0.1 million and $2.2 million, respectively.
VIEs
Aeróleo. On July 1, 2011, the Company acquired a 50% economic interest and a 20% voting interest in Aeróleo, a Brazilian entity that provides helicopter transport services to the Brazilian offshore oil and gas industry, for $4.8 million in cash. The Company and its partner also each loaned Aeróleo $6.0 million at an interest rate of 6.0% per annum. On October 1, 2015, the Company’s partner completed a transfer of its 50% economic and 80% voting interest in Aeróleo to a third party. In connection with the transfer, the Company entered into a shareholders agreement with its new partner that requires supermajority shareholder and/or board approval with respect to specified, significant actions, and a put/call option arrangement which gives the Company the right to purchase at any time, and the new partner the right to put to the Company after two years, the new partner’s interest in Aeróleo.
In response to an accident involving an AW139 helicopter on contract with Petroleo Brasileiro S.A. (“Petrobras Brazil”) at one of Aeróleo's competitors, Petrobras Brazil canceled its award to Aeróleo to contract four AW139 helicopters that were mobilized by the Company after the notification of the award in August 2011. As a result, the four AW139 helicopters were idle from August 2011 until late November 2012 resulting in liquidity issues that required the Company and its partner to make additional capital contributions to Aeróleo to enable it to continue operations. Following the suspension of the use of the H225 helicopters in late October 2012, Petrobras Brazil attempted to unilaterally suspend all of its H225 helicopter contracts with Aeróleo for the duration of the global suspension of the H225 helicopter, alleging that the helicopter could not meet the terms of the contract. Aeróleo did not receive monthly payments for the H225 helicopters under contract with Petrobras Brazil from April through late September and October 2013 and commenced generating hourly flight revenues thereafter upon the resumption of Aeróleo’s H225 helicopters flight operations for Petrobras Brazil.
Aeróleo’s liquidity issues resulting from the contract suspensions make it unable to adequately finance its activities without additional financial support, making Aeróleo a VIE. Prior to October 1, 2015, the Company determined it was not the primary beneficiary as its 20% voting interest did not allow it to direct the activities that most significantly affect Aeróleo’s economic performance. As a result of the new shareholders agreement following the partner’s transfer of interests, the Company determined that it now has control over the activities that most significantly affect Aeróleo’s economic performance and is the VIE’s primary beneficiary. Accordingly, Aeróleo’s results are consolidated in the Company’s financial statements beginning on October 1, 2015.
For the years ended December 31, 2015, 2014 and 2013, the Company recognized $21.4 million, $16.7 million and $16.2 million, respectively, of operating revenues from Aeróleo, of which $42.1 million and $31.0 million was outstanding as of September 30, 2015 and December 31, 2014, respectively (See Note 1).
Era do Brazil. On July 1, 2011, the Company and its partner each contributed $4.8 million in cash to Era do Brazil, a 50-50 joint venture. Era do Brazil immediately acquired a helicopter, subject to a lease to Aeróleo, from the Company for $11.5 million ($9.5 million in cash and a $2.0 million note payable). In 2012, the Company loaned $10.8 million to Era do Brazil secured by the helicopter purchased from the Company in 2011 and Era do Brazil’s ownership interests.  Upon receipt of the proceeds from the loan, Era do Brazil repaid the outstanding principal amount of $1.6 million remaining on the original helicopter acquisition note due to the Company and loaned $9.2 million to Aeróleo in the form of two notes, each of an equal amount.  Era do Brazil then distributed the two notes due from Aeróleo to its members.  As a result of these transactions, Era do Brazil is a highly leveraged entity with all its outstanding debt due to the Company, making it a VIE.  As the primary beneficiary, the Company has consolidated Era do Brazil in its financial statements effective September 30, 2012. In connection with the Aeróleo transaction on October 1, 2015, the Company acquired, for nominal consideration, the remaining 50% ownership interest in Era do Brazil making it a wholly-owned subsidiary.
Joint Ventures
Dart. Era DHS LLC, a wholly owned subsidiary of the Company, acquired 49% of the capital stock of Dart Helicopter Services LLC (“Dart Helicopters”), a sales, marketing and parts manufacturing organization based in North America that engineers and manufactures after-market parts and equipment for sale to helicopter manufacturers and operators. During 2009, the Company provided a $0.3 million loan to Dart Helicopters with a maturity of June 2012 at an annual interest rate of 5.0%, which is payable quarterly with principal due at maturity. On February 28, 2011, the Company made an additional investment of $5.0 million in Dart Helicopters, and on July 31, 2011, contributed its ownership in Dart Helicopters to Dart Holding Company Ltd. (“Dart”) in exchange for a 50% economic and voting interest in Dart and a note receivable of $5.1 million. The note receivable had a balance of $3.6 million at December 31, 2015 and bears interest at a rate of 4.0% per annum, requires quarterly principal and interest payments and matures on July 31, 2023. During the years ended December 31, 2015, 2014 and 2013, the Company purchased $2.1 million, $3.6 million and $2.9 million, respectively, of products from Dart Helicopters and Dart.
Era Training Center. Era Training Center LLC (“Era Training Center”) operates flight training devices and provides training services to the Company and third-party customers. During the years ended December 31, 2015, 2014 and 2013, the Company provided helicopter, management and other services to the joint venture totaling $0.4 million, $0.4 million and $0.4 million, respectively, and incurred $0.5 million, $0.7 million and $0.7 million, respectively, for simulator fees. Era Training Center has a $4.4 million note with the Company secured by two flight simulators which bears interest at 6.0% per annum and requires quarterly payments of $0.1 million until January 2026.
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
From time to time, the Company enters into Qualified Exchange Accommodation Agreements with a third party to meet the like-kind exchange requirements of Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”) and the provisions of Revenue Procedure 2000-37. In accordance with these provisions, the Company is permitted to deposit proceeds from the sale of assets into escrow accounts for the purpose of acquiring other assets and qualifying for the temporary deferral of taxable gains realized. Consequently, the Company establishes escrow accounts with financial institutions for the deposit of funds received on sale of equipment, which were designated for replacement property within a specified period of time. As of December 31, 2015 and 2014, there were no deposits in like-kind exchange escrow accounts.
During the year ended December 31, 2015, the Company sold one EC135 light twin helicopter for cash proceeds of $2.8 million, net of fees. The sale transaction was treated as a tax-free like-kind exchange, and the proceeds were deposited with a qualified intermediary to be held until a qualifying asset was delivered. The Company was unable to purchase a qualifying asset prior to the expiration of the 180-day period subsequent to the closing date of the sale. As a result, the proceeds of $2.8 million were returned to the Company, and the sale was treated as a taxable event. Also during 2015, the Company transferred title of one AW139 helicopter to Hauser in connection with its acquisition of Hauser (see Note 4). This transfer was also treated as a tax-

free like-kind exchange whereby Hauser deposited $11.8 million into an escrow account with a qualified intermediary for the benefit of the Company. The Company used the proceeds to purchase a S92 heavy helicopter in December 2015.
During the year ended December 31, 2014, the Company sold two B212 medium helicopters for cash proceeds totaling $6.4 million, net of fees, and deposited the proceeds with a qualified intermediary. A qualifying property was not identified for the first sale prior to the expiration of the required 45-day period subsequent to the closing date. As a result, the proceeds of $3.0 million were returned to the Company, and the sale was treated as a taxable event. The Company identified a qualifying property for the second sale within the required 45-day period subsequent to the closing date, and the like-kind exchange was completed prior to expiration of the required 180-day period subsequent to the closing date.

7.	INCOME TAXES
For financial reporting purposes, income (loss) before income taxes and equity earnings for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	2015	2014	2013
U.S.	$27,699	$22,631	$29,149
Foreign	(3,740)	—	—
Total	$23,959	$22,631	$29,149
The components of income tax expense (benefit) for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	2015	2014	2013
Current:
Federal	$(70)	$—	$3,758
State	63	15	91
Foreign	(76)	1,220	742
Total current	(83)	1,235	4,591
Deferred:
Federal	13,977	6,870	5,912
State	364	180	1,224
Foreign	(141)	—	—
Total deferred	14,200	7,050	7,136
Income tax expense	$14,117	$8,285	$11,727
The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the years ended December 31, 2015, 2014 and 2013:

Provision (benefit):	2015	2014	2013
Statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	(0.1)%	0.8%	1.7%
Valuation allowance	1.8%	0.1%	2.7%
Transfer of asset to Hauser	4.0%	—%	—%
Write-off of deferred tax asset upon consolidation of Aeróleo	16.0%	—%	—%
Other	2.2%	0.7%	0.8%
	58.9%	36.6%	40.2%
The components of net deferred income tax liabilities as of December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Deferred tax liabilities:
Property and equipment	$232,835	$222,521
Buy-in on maintenance contracts	1,990	2,488
Other	1,552	—
Total deferred tax liabilities	236,377	225,009
Deferred tax assets:
Equipment leases	355	496
State NOL	7,414	6,857
Other	—	3,431
Valuation allowance	(1,240)	(806)
Total deferred tax assets	6,529	9,978
Net deferred tax liabilities	$229,848	$215,031
As of December 31, 2015 and 2014, the Company had state income tax net operating loss ("NOL") carryforwards of $125.2 million and $117.0 million, respectively, in various states and $34.3 million and $17.6 million for foreign jurisdictions. The state NOL carryforwards will expire from 2019 to 2035, and the foreign NOL carryforwards have unlimited carryforward periods.
After considering all available evidence in assessing the need for the valuation allowance, the Company believes that it is more likely than not the benefit from foreign and some state deferred tax assets will not be realized. As of December 31,2015, the Company has provided a valuation allowance of $1.2 million on the state deferred tax assets. The Company has provided a valuation allowance of $11.4 million with respect to the foreign deferred tax assets of which $11.2 million relates to Aeróleo and is not included in the Company’s deferred rollforward table. If the assumptions change and the Company determines it will be able to realize those deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets would be recorded in the income tax provision in the period in which such adjustments are identified.
The Company’s operations are subject to the jurisdiction of multiple tax authorities, which impose various types of taxes on it including income taxes. Determining taxes owed in any jurisdiction requires the interpretation of relevant tax laws, regulations, judicial decisions and administrative interpretation of the local tax authority. As a result, the Company is subject to tax assessments in such jurisdictions including the re-determination of taxable amounts by tax authorities that may not agree with the Company’s interpretations and positions taken.
The effects of a tax position are recognized in the period in which it is determined that it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. We remain subject to examination for U.S. federal and major state tax jurisdictions for tax years after 2013 and in Brazil for 2011 and subsequent years.
Pursuant to a new shareholders’ agreement entered into on October 1, 2015 with the Company’s new partner in Aeróleo (see Note 4), the Company is the primary beneficiary, and Aeróleo is now a consolidated entity. The Company has analyzed filing positions of Aeróleo in Brazil where it is required to file income tax returns for all open tax years (2011 to 2015).
A reconcilication of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

2015
Unrecognized tax benefits at the beginning of the year	$—
Increases due to the consolidation of Aeróleo	648
Unrecognized tax benefits at the end of the year	$648
Amounts accrued for interest and penalties associated with unrecognzied income tax benefits are included in other expense on the Consolidated Statements of Operations. As of December 31, 2015, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $0.6 million. The Company is not currently aware of any material amounts included as unrecognized tax benefits at December 31, 2015 that, if recognized, would impact the Company’s future effective income tax rate. While amounts could change in the next twelve months, we do not anticipate it having a material impact on our financial statements.

8.    LONG-TERM DEBT
The Company’s borrowings as of December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
7.750% Senior Notes (excluding unamortized discount)	$149,828	$200,000
Senior secured revolving credit facility	90,000	85,000
Promissory notes	24,968	27,426
Other (excluding unamortized discount)	9,509	—
Total principal balance on borrowings	274,305	312,426
Portion due with one year	(3,278)	(27,426)
Unamortized discount	(4,589)	(2,882)
Long-term debt	$266,438	$282,118
The Company’s scheduled long-term debt maturities as of December 31, 2015 were as follows (in thousands):

Total Due
2016	$3,278
2017	2,757
2018	3,329
2019	93,432
2020	20,195
Years subsequent to 2020	151,314
$274,305
7.750% Senior Notes. On December 7, 2012, Era Group issued $200.0 million aggregate principal amount of its 7.750% senior unsecured notes due December 15, 2022 (the “7.750% Senior Notes”) and received net proceeds of $191.9 million. Interest on the 7.750% Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year. The 7.750% Senior Notes may be redeemed at any time and from time to time on or after December 15, 2017 at the applicable redemption prices set forth in the indenture governing the 7.750% Senior Notes, plus accrued and unpaid interest, if any, to the redemption date. Prior to December 15, 2017, Era Group may also redeem the 7.750% Senior Notes, in whole or in part, at a redemption price based on a “make-whole” premium plus accrued and unpaid interest, if any, through the redemption date. The indenture contains covenants that restrict Era Group’s ability to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem its capital stock, prepay, redeem or repurchase certain debt, make loans and investments, sell assets, incur liens, enter into transactions with affiliates, enter into agreements restricting its subsidiaries’ ability to pay dividends, and consolidate, merge or sell all or substantially all of their assets. In addition, upon a specified change of control trigger event or specified asset sale, Era Group may be required to offer to repurchase the 7.750% Senior Notes.
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
During the year ended December 31, 2015, the Company repurchased a total of $50.2 million of the 7.750% Senior Notes at prices ranging from 79.00 to 97.50 for total cash of $47.9 million including accrued interest of $1.0 million. The Company recognized net gains of $1.6 million on the repurchases.
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
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at Era Group’s election, either a base rate or LIBOR, each as defined, plus an applicable margin. The applicable margin is based on the Company’s ratio of funded debt to EBITDA, as defined, and ranges from 75 to 200 basis points on the base rate margin and 175 to 300 basis points on the LIBOR margin. The applicable margin as of December 31, 2015 was 125 basis points on the “base rate” margin and 225 basis points on the LIBOR margin. In addition, Era Group is required to pay a quarterly commitment fee based on the average unfunded portion of the committed amount at a rate based on the Company’s ratio of funded debt to EBITDA, as defined, that ranges from 37.5 to 50 basis points. As of December 31, 2015, the commitment fee was 50 basis points.
The obligations under the Revolving Credit Facility are secured by a portion of the Company’s helicopter fleet and other tangible assets and are guaranteed by Era Group’s wholly owned U.S. subsidiaries. The Revolving Credit Facility contains various restrictive covenants including interest coverage, funded debt to EBITDA, and fair market value of mortgaged helicopters plus accounts receivable and inventory to funded debt, as well as other customary covenants including certain restrictions on the Company’s ability to enter into certain transactions, including those that could result in the incurrence of additional indebtedness and liens, the making of loans, guarantees or investments, sales of assets, payments of dividends or repurchases of capital stock, and entering into transactions with affiliates.
As of December 31, 2015, Era Group had $90.0 million of outstanding borrowings under the Revolving Credit Facility, and the remaining availability was $207.1 million, net of issued letters of credit of $2.9 million. The availability under the Revolving Credit Facility is subject to the Company’s agreement to pledge more assets as collateral in order to maintain compliance with the financial ratios discussed above. In connection with the amendment of the Revolving Credit Facility, Era Group incurred debt issuance costs of $2.4 million. Such costs are included in other assets on the consolidated balance sheets and are amortized to interest expense in the consolidated statements of operations over the life of the Revolving Credit Facility.
Promissory Notes. On December 23, 2010, the Company entered into a promissory note for $27.0 million to purchase a heavy helicopter. Upon maturity of the note on December 20, 2015, the Company refinanced the then outstanding balance of $19.0 million. The new note is secured by a helicopter and bears interest at the one-month LIBOR rate plus 181 basis points. The interest rate resets monthly and at December 31, 2015 was 2.21%. The note requires monthly principal and interest payments of $0.1 million with a final payment of $12.8 million due in December 2020.
On November 24, 2010, the Company entered into a promissory note for $11.7 million to purchase a medium helicopter. Upon maturity of the note on December 1, 2015, the Company refinanced the then outstanding balance of $5.9 million. The new note is secured by a helicopter and bears interest at the one-month LIBOR rate plus 181 basis points. The interest rate resets monthly and at December 31, 2015 was 2.06%. The note requires monthly principal and interest payments of less than $0.1 million with a final payment of $4.0 million due in December 2020.
In connection with the refinancing, the Company paid a total of $0.1 million in debt issuance costs.
Aeróleo Debt. In connection with the transfer of partnership interests discussed in Note 5, the Company’s former partner assigned two existing notes receivable from Aeróleo totaling $8.3 million to the Company’s new partner. The notes bear interest at 6% per annum and call for 60 equal monthly payments of principal and accrued interest totaling $0.2 million beginning on October 1, 2016.
In addition, on October 1, 2015, Aeróleo had an existing loan from a third party with a balance of $1.4 million. The note is payable in Brazilian reals and bears interest at a rate of 19.0% per annum. It calls for equal monthly payments of principal and interest with the last payment due in September 2016.

9.	SERIES A PREFERRED STOCK
In July 2011, the Company’s Board of Directors adopted the Company’s amended and restated certificate of incorporation to authorize the issuance of 10,000,000 shares, $0.01 par value, preferred stock in one or more series and to fix the preferences, powers and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, including the dividend rate, conversion rights, voting rights, redemption rights and liquidation preference and to fix the number of shares to be included in any such series without any further vote or action by our stockholders. Any preferred stock so issued may rank senior to the Company’s common stock with respect to the payment of dividends or amounts upon liquidation, dissolution or winding up, or both. In addition, any such shares of preferred stock may have class or series voting rights.
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
In July 2011, the Company’s Board of Directors adopted the Company’s amended and restated certificate of incorporation to authorize the issuance of 60,000,000 shares, $0.01 par value, Class A common stock and 60,000,000 shares, $0.01 par value, Class B common stock. Effective August 1, 2011, each then issued share of the Company’s no par value common stock was exchanged for 24,500 shares of Class B common stock. The rights of the holders of Class A and Class B common shares were substantially identical, except with respect to voting and conversion. Specifically, the holders of Class B common stock were entitled to eight votes per share, and the holders of Class A common stock were entitled to one vote per share. The shares of Class B common stock were convertible into Class A common stock (i) at the holder’s option and (ii) automatically upon the transfer of any such shares of Class B common stock to a person other than SEACOR or a subsidiary of SEACOR (except in the case of a tax-free spin-off to stockholders of SEACOR) or if the aggregate number of shares of Class B common stock beneficially owned by SEACOR and its affiliates fell below 20% of the aggregate number of shares of common stock then outstanding (except in the case of a tax-free spin-off to stockholders of SEACOR). In addition, if SEACOR were to effect a tax-free spin-off, following such tax-free spin-off, all of the outstanding shares of Class B common stock may be converted into shares of Class A common stock with the consent of a majority of the holders of Class A common stock and the holders of Class B common stock, voting as separate classes. On January 31, 2013, as part of the Recapitalization, all of the outstanding shares of Class B common stock were exchanged for newly issued common stock (see Note 1).

11.	EARNINGS PER SHARE
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
Computations of basic and diluted earnings per common share for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands, except share and per share data):

	2015	2014	2013
Net income attributable to common shares(1)	$8,584	$16,910	$17,809
Shares:
Weighted average number of common shares outstanding—basic	20,228,370	20,073,378	20,299,854
Assumed conversion of Series A Preferred Stock (2)	—	—	—
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method(3)	42,386	66,203	44,928
Weighted average number of common shares outstanding—diluted	20,270,756	20,139,581	20,344,782
Earnings per common share:
Basic	$0.42	$0.84	$0.88
Diluted	$0.42	$0.84	$0.88
_______________

(1)	Excludes net income of $121, $207 and $175 attributable to unvested common shares for the years ended December 31, 2015 and 2014 and 2013, respectively.

(2)
Excludes weighted average common shares of 0, 0 and 753,535 for the years ended December 31, 2015, 2014 and 2013, respectively, that were issuable upon the conversion of Series A preferred stock as the effect of their inclusion in the computation would have been antidilutive (see Note 9).

(3)
Excludes weighted average common shares of 209,446, 35,260 and 7,973 for the years ended December 31, 2015, 2014 and 2013, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.

12.	SHARE-BASED COMPENSATION
Share Incentive Plans. In 2013, the Company adopted the Era Group Inc. 2012 Incentive Plan (“2012 Plan”) under which a maximum of 4,000,000 shares of the Company’s common stock are reserved for issuance.  Awards granted under the

2012 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other share-based awards (payable in cash or common stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. Era Group’s board of directors determines, for each award, whether to issue new shares or shares from the Company’s treasury account. As of December 31, 2015 and 2014, 3,071,335 and 3,216,798 shares, respectively, remained available for grant under the 2012 Plan.
In 2013, the Company adopted the Era Group Inc. 2013 Employee Stock Purchase Plan (“ESPP”) under which the Company may offer up to a maximum of 300,000 shares of the Company’s common stock for purchase by eligible employees at a price equal to 85% of the lesser of (i) the fair market value of Common Stock on the first day of the offering period or (ii) the fair market value of Common Stock on the last day of the offering period. Common Stock is made available for purchase under the ESPP for six-month offering periods. The ESPP is intended to comply with Section 423 of the Code, but is not intended to be subject to Section 401(a) of the Code or the Employee Retirement Income Security Act of 1974. The Board of Directors of the Company may amend or terminate the ESPP at any time; however, no increase in the number of shares of Common Stock reserved for issuance under the ESPP may be made without stockholder approval. The ESPP has a term of ten years. As of December 31, 2015 and 2014, 180,641 and 246,914 shares, respectively, remained available for issuance under the ESPP.
Total share-based compensation expense, which includes stock options, restricted stock and ESPP purchases, was $3.7 million, $5.8 million and $2.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. A portion of the restricted stock awards are performance-based. As of December 31, 2015, the Company had approximately $5.1 million in total unrecognized compensation costs which is expected to be recognized over the next two years.
Restricted Stock Awards. During the year ended December 31, 2015, the number of shares and the weighted average grant price of restricted stock award transactions were as follows:

	2015
	Number of Shares	Weighted Average Grant Price
Non-vested as of December 31, 2014	195,920	$25.48
Restricted stock awards granted:
Non-employee directors	16,938	$21.26
Employees	176,750	$20.78
Vested	(75,011)	$25.54
Forfeited	(3,225)	$24.43
Non-vested as of December 31, 2015	311,372	$22.58
During the years ended December 31, 2015, 2014 and 2013, the Company awarded 193,688, 127,050 and 270,360 shares, respectively, of restricted stock at a weighted average grant date fair value of $20.82, $29.23 and $21.28, respectively. The total fair value of shares vested during the years ended December 31, 2015, 2014 and 2013, determined using the closing price on the grant date, was $1.9 million, $4.1 million and $0.1 million, respectively, including $1.6 million related to the accelerated vesting of shares during 2014 for the Company’s former Chief Executive Officer.
Stock Option Grants. During the year ended December 31, 2015, the number of shares, the weighted average grant date fair value and the weighted average exercise price on stock option transactions were as follows:

	Non-vested Options		Vested/Exercisable Options		Total Options
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2014	77,500	$9.54	264,648	$19.06	342,148	$20.02
Granted	75,000	$6.69	—	$—	75,000	$20.13
Vested	(23,750)	$9.42	23,750	$22.79	—	$—
Exercised	—	$—	—	$—	—	$—
Expired	—	$—	(120,000)	$21.94	(120,000)	$21.94
Forfeited	—	$—	—	$—	—	$—
Outstanding as of December 31, 2015	128,750	$7.90	168,398	$17.53	297,148	$19.27
During the years ended December 31, 2015, 2014 and 2013, the weighted average grant date fair value of stock options granted was $6.69, $10.86 and $9.59, respectively, and the aggregate intrinsic value of exercised stock options was $0, $0.2 million and $0.4 million, respectively. As of December 31, 2015, the weighted average remaining contractual term for total outstanding stock options and vested/exercisable stock options was 6.4 years and 4.7 years, respectively. As of December 31, 2015, the aggregate intrinsic value of total outstanding stock options and vested/exercisable stock options outstanding was $0.
The Company uses a Black-Scholes option pricing model to estimate the fair value of stock options. The following table shows the assumptions used to compute the share-based compensation expense for stock options granted during the years ended December 31, 2015 and 2014:

	2015	2014
Risk free interest rate	1.48%	1.75%
Expected life (years)	5	5
Volatility	35.27%	39.62%
Dividend yield	—%	—%
Weighted average exercise price of options granted (per option)	$20.13	$29.24
Weighted average grant-date fair value of options granted (per option)	$6.69	$10.86

13.	RELATED PARTY TRANSACTIONS
During the years ended December 31, 2015, 2014 and 2013, the Company provided less than $0.1 million, less than $0.1 million and $0.1 million, respectively, of aviation services to SEACOR under flight charter arrangements. Such amounts are recorded in operating revenues on the consolidated statements of operations.
During the years ended December 31, 2015, 2014 and 2013, the Company purchased products from Dart totaling $2.1 million, $3.6 million and $2.9 million, respectively, and had a note receivable from Dart with a balance of $3.6 million and $4.0 million at December 31, 2015 and 2014, respectively. Purchases from Dart are included in operating expenses on the consolidated statements of income, and the note receivable is included in equity investments and advances on the consolidated balance sheets.
During the years ended December 31, 2015, 2014 and 2013, the Company provided helicopter, management and other services to Era Training Center totaling $0.4 million, $0.4 million and $0.4 million, respectively, and incurred $0.5 million, $0.7 million and $0.7 million, respectively, for simulator fees. Revenues from Era Training Center are recorded in operating revenues, and expenses incurred are recorded in operating expenses on the consolidated statements of operations. At December 31, 2015 and 2014, the Company had a note receivable from Era Training Center with a balance of $4.4 million and $4.7 million, respectively, which is recorded in equity investments and advances on the consolidated balance sheets.
Prior to the Spin-off, as part of a consolidated group, certain costs and expenses of the Company were borne by SEACOR and charged to the Company. These costs and expenses were included in both operating expenses and administrative and general expenses in the consolidated statements of operations through January 31, 2013. In conjunction with the Spin-off, the Company entered into an Amended and Restated Transition Services Agreement with SEACOR. Subsequent to January 31, 2013 and through the termination of the Amended and Restated Transition Services Agreement on June 30, 2015, these costs were classified in administrative and general expenses in the consolidated statements of operations and are summarized as follows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Payroll costs for SEACOR personnel assigned to the Company and participation in SEACOR employee benefit plans, defined contribution plan and share award plans	$—	$—	$5
Shared services allocation for administrative support	—	—	299
Shared services under the Amended and Restated Transition Services Agreement	578	3,048	3,063
	$578	$3,048	$3,367

•	Actual payroll costs of SEACOR personnel assigned to the Company were charged to the Company.

•
SEACOR also provided certain administrative support services to the Company under a shared services arrangement, including payroll processing, information systems support, cash disbursement support, cash receipt processing, and treasury management.

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
The Company’s unfunded capital commitments as of December 31, 2015 consisted primarily of agreements to purchase helicopters and totaled $150.3 million, of which $38.9 million is payable in 2016 with the balance payable through 2018. The non-cancellable portion of helicopter commitments payable in 2016 is $13.4 million. The Company also had $1.5 million of deposits paid on options not yet exercised. The Company may terminate $123.6 million of its total commitments, inclusive of deposits paid on options not yet exercised, without further liability other than liquidated damages of $3.2 million in the aggregate.
Brazilian Tax Disputes
Aeróleo, the Company’s Brazilian joint venture subsidiary, is disputing assessments of approximately $5.7 million in taxes, penalties and interest levied by the municipal authorities of Rio de Janeiro (for the period between 2000 to 2005) and Macae

(for the period between 2001 to 2006) (collectively, the “Municipal Assessments”). Aeróleo believes that, based on its interpretation of tax legislation supported by clarifying guidance provided by the Supreme Court with respect to the issue in a 2006 ruling, it is in compliance with all applicable tax legislation and plans to defend this claim vigorously at the administrative levels in each jurisdiction. In the event the Municipal Assessments are upheld at the last administrative level, it may be necessary for Aeróleo to deposit the amounts at issue as security to pursue further appeals. Aeróleo has received a final, unfavorable ruling with respect to a similar assessment levied by the Rio de Janeiro State Treasury for the periods between 1994 to 1998 (the “1998 Assessments”). The 1998 Assessments were upheld without taking into consideration the benefit of the clarifying guidance issued by the Supreme Court following the assertion of the claims. The Company currently anticipates that the final resolution of the 1998 Assessments, including any administrative fine or penalty, would not have a material effect on its financial position or results of operations. At December 31, 2015, it is not possible to determine the outcome of the Municipal Assessments, but the Company does not expect that it would have a material effect on its business, financial position or results of operations. In addition, it is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for any subsequent periods.
Aeróleo is also disputing challenges raised by the Brazilian tax authorities with respect to certain tax credits applied by Aeróleo between 1995 to 2009. The tax authorities are seeking $1.7 million in additional taxes, interest and penalties. Aeróleo believes that, based on its interpretation of tax legislation, it is in compliance with all applicable tax legislation and plans to defend this claim vigorously. At December 31, 2015, it is not possible to determine the outcome of this matter, but the Company does not expect that it would have a material effect on its business, financial position or results of operations.
Aeróleo is disputing responsibility for $3.1 million of employer social security contributions required to have been remitted by one of its customers relating to the period from 1995 to 1998. Although Aeróleo may be deemed co-responsible for such remittances under the local regulatory regime, the customer’s payments to Aeróleo against presented invoices were made net of the specific remittances required to have been made by the customer and at issue in the claim. As such, we plan to defend this claim vigorously. At December 31, 2015, it is not possible to determine the outcome of this matter, but the Company does not expect that it would have a material effect on its business, financial position or results of operations.
In October 2015, Aeróleo received written notices of the assessment of $1.6 million in penalties by the State of Rio de Janeiro in respect of Aeróleo’s alleged failure to submit accurate documentation and to fully comply with filing requirements with respect to certain value-added taxes. Although Aeróleo’s review of the allegations remains ongoing, it has determined that the proposed penalties were calculated based on amounts containing a typographical error. Upon correction of the typographical error, Aeróleo expects a significant reduction in the amount of the proposed penalties. At December 31, 2015, it is not possible to determine the outcome of this matter.
Aeróleo is also disputing claims from the Brazilian tax authorities with respect to federal customs taxes levied upon the helicopters leased by Aeróleo and imported into Brazil under a temporary regime and subject to re-export. In order to dispute such assessments and pursue its available legal remedies within the judicial system, Aeróleo deposited the amounts at issue into an escrow account that serves as security and with the presiding judge in the matter controlling the release of such funds. Aeróleo believes that, based on its interpretation of tax legislation and well established aviation industry practice, it is not required to pay such taxes and plans to defend this claim vigorously. At December 31, 2015, it is not possible to determine the outcome of this matter, but the Company does not expect that it would have a material effect on its business, financial position or results of operations.
In the normal course of our business, the Company becomes involved in various other litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. In addition, from time to time, the Company is involved in tax and other disputes with various government agencies. Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto as appropriate. It is possible that a change in management’s estimates related to these exposures could occur, but the Company do not expect such changes in estimated costs would have a material effect on its business, consolidated financial position or results of operations. As it relates to the specific cases referred to above the Company currently anticipates that any administrative fine or penalty ultimately would not have a material effect on its financial position or results of operations. Aeróleo has deposited $5.1 million into escrow accounts controlled by the court with respect to certain of the cases described above and has fully reserved such amounts subject to final determination and the judicial release of such escrow deposits. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intention and experience.
Settlements
In April 2014, the Company entered into a settlement agreement with Airbus Helicopters (formerly Eurocopter), a division of Airbus Group (formerly European Aeronautic Defense and Space Company), with respect to the extended suspension of operations of H225 heavy helicopters in 2012 and 2013. The settlement agreement provides for certain service and product credit discounts, including credits that will be available to the Company for a period of four years from the date of the agreement to be applied against support services available from Airbus Helicopters covering spare parts, repair and overhaul, service bulletins, technical assistance or any other services available from Airbus Helicopters. During the years ended December 31, 2015 and 2014, the Company utilized credits in the amount of $5.0 million and $4.4 million, respectively. The Company expects to be able to apply the remaining service credits over the first three to six months of 2016, and such credits will be recognized in the Company’s statements of operations as a reduction in operating expenses in the periods utilized.
Minimum Lease Payments
As of December 31, 2015, the Company leased four helicopters and certain facilities and equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and related rental fees are charged to expense over the lease terms. The leases generally contain purchase and lease renewal options or rights of first refusal with respect to sale or lease of the equipment. The lease terms range in duration from one to ten years. Total rental expense for the Company’s operating leases for the years ended December 31, 2015, 2014 and 2013 was $4.5 million, $4.4 million and $6.0 million, respectively. The Company’s scheduled minimum lease payments under operating leases that have a remaining term in excess of one year as of December 31, 2015 were as follows (in thousands):

Minimum Payments
2016	$1,681
2017	1,667
2018	976
2019	515
2020	413
Years subsequent to 2020	10,712

15.	SEGMENT INFORMATION, MAJOR CUSTOMERS AND GEOGRAPHICAL DATA
The Company has determined that its operations comprise a single segment. Helicopters are highly mobile and may be utilized in any of the Company’s service lines as business needs dictate.
For the year ended December 31, 2015, Anadarko Petroleum Corporation (“Anadarko”) and the U.S. government accounted for 27% and 13%, respectively, of the Company’s operating revenues. For the year ended December 31, 2014, Anadarko and the U.S. government accounted for 26% and 10%, respectively, of the Company’s operating revenues. For the year ended December 31, 2013, Anadarko and the U.S. government accounted for 19% and 11%, respectively, of the Company’s operating revenues. For the years ended December 31, 2015, 2014 and 2013, approximately 21%, 15% and 18%, respectively, of the Company’s operating revenues were derived from foreign operations. The Company’s foreign revenues are primarily derived from dry-leasing activities and oil and gas operations in Brazil.
The following represents the Company’s operating revenues by geographical region in which services are provided for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Operating revenues:
United States	$222,465	$281,869	$245,581
Latin America and the Caribbean	40,420	20,524	23,407
Europe	10,582	17,914	22,008
Asia	8,370	10,915	7,679
Canada	—	—	284
	$281,837	$331,222	$298,959
The Company’s long-lived assets are primarily its property and equipment employed in various geographical regions of the world. The following represents the Company’s property and equipment, net of accumulated depreciation, based upon the assets’ physical locations as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Property and equipment, net:
United States	$643,492	$639,852
Latin America and the Caribbean	139,293	134,829
Europe	51,037	70,134
Asia	25,394	18,311
	$859,216	$863,126
The Company’s Brazilian operations include 268 employees, representing approximately 29% of the Company’s total workforce, that are covered under collective bargaining agreements, none of which expire within the next year.  Any disputes with its employees over the terms of the collective bargaining agreements could result in strikes or other work stoppages, higher labor costs or other conditions that may have a material adverse effect on the Company’s financial condition or results of operations.

16.	SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS
Supplemental cash flow information for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands):

	2015	2014	2013
Income taxes paid, net of refunds	$5,960	$1,825	$20
Interest paid to others, excluding capitalized interest	12,642	13,420	17,839
Schedule of non-cash investing and financing activities:
Company financed sale of equipment and parts	1,248	—	—

17.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Selected financial information for interim quarterly periods is presented below (in thousands, except per share data). Earnings (loss) per common share are computed independently for each of the quarters presented, and the sum of the quarterly earnings (loss) per share may not necessarily equal the total for the year:

	Three Months Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
2015
Operating revenues	$67,415	$70,738	$69,741	$73,943
Operating income	$5,853	$8,535	$5,123	$4,783
Net income (loss)	$(239)	$11,105	$653	$(3,620)
Net income (loss) attributable to common shares	$(42)	$11,333	$861	$(3,447)
Earnings (loss) per common share - basic	$—	$0.55	$0.04	$(0.17)
Earnings (loss) per common share - diluted	$—	$0.55	$0.04	$(0.17)

2014
Operating revenues	$79,443	$86,580	$90,510	$74,689
Operating income	$10,073	$13,550	$11,583	$7,445
Net income	$4,374	$5,196	$4,311	$3,140
Net income attributable to common shares	$4,445	$5,221	$4,266	$3,185
Earnings per common share - basic	$0.22	$0.26	$0.21	$0.16
Earnings per common share - diluted	$0.22	$0.26	$0.21	$0.16

18.	GUARANTORS OF SECURITIES
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
As a result of the agreement by the Guarantors to guarantee the 7.750% Senior Notes, the Company is presenting the following condensed consolidating balance sheets and statements of operations, comprehensive income and cash flows for Era Group (“Parent”), the Guarantors and the Company’s other subsidiaries (“Non-guarantors”). These statements should be read in conjunction with the consolidated financial statements of the Company. The supplemental condensed consolidating financial information has been prepared pursuant to the rules and regulations for condensed financial information and does not include all disclosures included in annual financial statements.

Supplemental Condensed Consolidating Balance Sheet as of December 31, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$7,565	$3,334	$3,471	$—	$14,370
Receivables:
Trade, net of allowance for doubtful accounts of $2,103	39	40,345	8,255	—	48,639
Tax receivables	6,013	72	—	—	6,085
Other	—	3,089	216	—	3,305
Inventories, net	—	25,557	2,437	—	27,994
Prepaid expenses	458	1,411	94	—	1,963
Other current assets	190	1	—	—	191
Total current assets	14,265	73,809	14,473	—	102,547
Property and equipment	—	1,159,441	16,468	—	1,175,909
Accumulated depreciation	—	(316,090)	(603)	—	(316,693)
Net property and equipment	—	843,351	15,865	—	859,216
Equity investments and advances	—	28,898	—	—	28,898
Investments in consolidated subsidiaries	172,335	—	—	(172,335)	—
Intangible assets	—	—	1,158	—	1,158
Deferred income taxes	3,823	—	—	(3,823)	—
Intercompany receivables	515,255	—	—	(515,255)	—
Other assets	4,906	6,999	3,367	—	15,272
Total assets	$710,584	$953,057	$34,863	$(691,413)	$1,007,091
LIABILITIES, REDEEMABLE NONCONTROLLING INTREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$386	$9,635	$1,979	$—	$12,000
Accrued wages and benefits	—	6,875	2,137	—	9,012
Accrued interest	549	13	—	—	562
Current portion of long-term debt	—	1,663	1,615	—	3,278
Accrued other taxes	30	789	1,701	—	2,520
Accrued contingencies	—	—	2,410	—	2,410
Other current liabilities	534	1,311	455	—	2,300
Total current liabilities	1,499	20,286	10,297	—	32,082
Long-term debt	237,874	23,305	5,259	—	266,438
Deferred income taxes	—	232,994	677	(3,823)	229,848
Intercompany payables	—	501,512	13,743	(515,255)	—
Other liabilities	—	1,887	729	—	2,616
Total liabilities	239,373	779,984	30,705	(519,078)	530,984
Redeemable noncontrolling interest	—	4	4,800	—	4,804
Equity:
Era Group Inc. stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,495,694 outstanding, exclusive of treasury shares	207	—	—	—	207
Additional paid-in capital	433,175	95,543	9,325	(104,868)	433,175
Retained earnings	40,502	77,434	(9,967)	(67,467)	40,502
Treasury shares, at cost, 154,549 shares	(2,673)	—	—	—	(2,673)
Accumulated other comprehensive income, net of tax	—	92	—	—	92
Total equity	471,211	173,069	(642)	(172,335)	471,303
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$710,584	$953,057	$34,863	$(691,413)	$1,007,091

Supplemental Condensed Consolidating Balance Sheet as of December 31, 2014

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$16,481	$22,188	$2,198	$—	$40,867
Receivables:
Trade, net of allowance for doubtful accounts of $1,955	39	33,351	—	—	33,390
Tax receivables	65	315	—	—	380
Other, net of allowance for doubtful accounts of $437	—	1,682	—	—	1,682
Inventories, net	—	26,869	—	—	26,869
Deferred income taxes	4,083	—	—	(2,087)	1,996
Prepaid expenses	424	2,237	—	—	2,661
Total current assets	21,092	86,642	2,198	(2,087)	107,845
Property and equipment	—	1,161,330	9,937	—	1,171,267
Accumulated depreciation	—	(306,010)	(2,131)	—	(308,141)
Net property and equipment	—	855,320	7,806	—	863,126
Equity investments and advances	—	31,753	—	—	31,753
Investments in consolidated subsidiaries	158,653	—	—	(158,653)	—
Goodwill	—	352	—	—	352
Intercompany receivables	558,588	—	—	(558,588)	—
Other assets	6,914	7,184	—	—	14,098
Total assets	$745,247	$981,251	$10,004	$(719,328)	$1,017,174
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$299	$14,818	$3	$—	$15,120
Accrued wages and benefits	—	7,521	—	—	7,521
Accrued interest	930	19	—	—	949
Accrued income taxes	—	267	—	—	267
Derivative instruments	785	324	—	—	1,109
Current portion of long-term debt	—	27,426	—	—	27,426
Accrued other taxes	32	923	—	—	955
Other current liabilities	524	1,683	—	—	2,207
Total current liabilities	2,570	52,981	3	—	55,554
Long-term debt	282,118	—	—	—	282,118
Deferred income taxes	—	219,114	—	(2,087)	217,027
Intercompany payables	—	549,200	9,388	(558,588)	—
Other liabilities	—	2,111	—	—	2,111
Total liabilities	284,688	823,406	9,391	(560,675)	556,810
Equity:
Era Group Inc. stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,371,672 outstanding, exclusive of treasury shares	204	—	—	—	204
Additional paid-in capital	429,109	99,845	496	(100,341)	429,109
Retained earnings	31,797	58,195	117	(58,312)	31,797
Treasury shares, at cost, 18,609 shares	(551)	—	—	—	(551)
Accumulated other comprehensive income, net of tax	—	95	—	—	95
Total Era Group Inc. stockholders’ equity	460,559	158,135	613	(158,653)	460,654
Noncontrolling interest in subsidiary	—	(290)	—	—	(290)
Total equity	460,559	157,845	613	(158,653)	460,364
Total liabilities and stockholders’ equity	$745,247	$981,251	$10,004	$(719,328)	$1,017,174

Supplemental Condensed Consolidating Statements of Operations for the Year Ended December 31, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$262,898	$18,952	$(13)	$281,837
Costs and expenses:
Operating	—	149,702	21,792	(13)	171,481
Administrative and general	6,484	33,326	3,002	—	42,812
Depreciation	—	46,722	615	—	47,337
Total costs and expenses	6,484	229,750	25,409	(13)	261,630
Gains on asset dispositions, net	—	8,582	(2,629)	—	5,953
Goodwill impairment	—	(352)	(1,514)	—	(1,866)
Operating income (loss)	(6,484)	41,378	(10,600)	—	24,294
Other income (expense):
Interest income	16	900	275	—	1,191
Interest expense	(12,479)	(773)	(274)	—	(13,526)
Derivative losses, net	—	(18)	—	—	(18)
Foreign currency gains, net	569	(3,119)	(40)	—	(2,590)
Gain on debt extinguishment	1,617	—	—	—	1,617
Gain on sale of FBO	12,946	—	—	—	12,946
Other, net	(3)	63	(15)	—	45
Total other income (expense)	2,666	(2,947)	(54)	—	(335)
Income (loss) before income taxes and equity earnings	(3,818)	38,431	(10,654)	—	23,959
Income tax expense (benefit)	(3,368)	17,625	(140)	—	14,117
Income (loss) before equity earnings	(450)	20,806	(10,514)	—	9,842
Equity losses, net of tax	—	(1,943)	—	—	(1,943)
Equity in earnings (losses) of subsidiaries	9,155	—	—	(9,155)	—
Net income (loss)	8,705	18,863	(10,514)	(9,155)	7,899
Net loss attributable to non-controlling interest in subsidiary	—	376	430	—	806
Net income (loss) attributable to Era Group Inc.	$8,705	$19,239	$(10,084)	$(9,155)	$8,705

Supplemental Condensed Consolidating Statements of Operations for the Year Ended December 31, 2014

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$330,393	$1,227	$(398)	$331,222
Costs and expenses:
Operating	—	204,271	213	(111)	204,373
Administrative and general	7,132	37,139	3	(287)	43,987
Depreciation	—	45,772	540	—	46,312
Total costs and expenses	7,132	287,182	756	(398)	294,672
Gains on asset dispositions, net	—	6,101	—	—	6,101
Operating income	(7,132)	49,312	471	—	42,651
Other income (expense):
Interest income	75	460	5	—	540
Interest expense	(13,957)	(821)	—	—	(14,778)
Derivative losses, net	(785)	(159)	—	—	(944)
Note receivable impairment	(2,457)	—	—	—	(2,457)
Foreign currency gains (losses), net	2,163	(4,540)	—	—	(2,377)
Other, net	10	(14)	—	—	(4)
Total other income (expense)	(14,951)	(5,074)	5	—	(20,020)
Income (loss) before income taxes and equity earnings	(22,083)	44,238	476	—	22,631
Income tax expense (benefit)	(8,081)	16,192	174	—	8,285
Income (loss) before equity earnings	(14,002)	28,046	302	—	14,346
Equity earnings, net of tax	—	2,675	—	—	2,675
Equity in earnings (losses) of subsidiaries	31,119	—	—	(31,119)	—
Net income (loss)	17,117	30,721	302	(31,119)	17,021
Net income attributable to non-controlling interest in subsidiary	—	96	—	—	96
Net income (loss) attributable to Era Group Inc.	$17,117	$30,817	$302	$(31,119)	$17,117

Supplemental Condensed Consolidating Statements of Operations for the Year Ended December 31, 2013

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$298,269	$1,109	$(419)	$298,959
Costs and expenses:
Operating	—	186,041	726	(155)	186,612
Administrative and general	4,329	34,856	3	(264)	38,924
Depreciation	—	45,005	556	—	45,561
Total costs and expenses	4,329	265,902	1,285	(419)	271,097
Gains on asset dispositions, net	—	18,301	—	—	18,301
Operating income (loss)	(4,329)	50,668	(176)	—	46,163
Other income (expense):
Interest income	80	508	3	—	591
Interest expense	(16,972)	(1,078)	—	—	(18,050)
SEACOR management fees	(168)	—	—	—	(168)
Derivative losses, net	—	(104)	—	—	(104)
Foreign currency gains (losses), net	—	698	—	—	698
Other, net	13	6	—	—	19
Total other income (expense)	(17,047)	30	3	—	(17,014)
Income (loss) before income taxes and equity earnings	(21,376)	50,698	(173)	—	29,149
Income tax expense (benefit)	(8,589)	20,386	(70)	—	11,727
Income (loss) before equity earnings	(12,787)	30,312	(103)	—	17,422
Equity losses, net of tax	—	882	—	—	882
Equity in earnings (losses) of subsidiaries	31,492	—	—	(31,492)	—
Net income (loss)	18,705	31,194	(103)	(31,492)	18,304
Net loss attributable to non-controlling interest in subsidiary	—	401	—	—	401
Net income (loss) attributable to Era Group Inc.	18,705	31,595	(103)	(31,492)	18,705
Accretion of redemption value on Series A Preferred Stock	721	—	—	—	721
Net income (loss) attributable to common shares	$17,984	$31,595	$(103)	$(31,492)	$17,984

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Year Ended December 31, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$8,705	$18,863	$(10,514)	$(9,155)	$7,899
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(4)	—	—	(4)
Income tax benefit	—	1	—	—	1
Total other comprehensive income (loss)	—	(3)	—	—	(3)
Comprehensive income (loss)	8,705	18,860	(10,514)	(9,155)	7,896
Comprehensive loss attributable to non-controlling interest in subsidiary	—	376	430	—	806
Comprehensive income (loss) attributable to Era Group Inc.	$8,705	$19,236	$(10,084)	$(9,155)	$8,702

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Year Ended December 31, 2014

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$17,117	$30,721	$302	$(31,119)	$17,021
Other comprehensive loss:
Foreign currency translation adjustments	—	(123)	—	—	(123)
Income tax benefit	—	42	—	—	42
Total other comprehensive loss	—	(81)	—	—	(81)
Comprehensive income (loss)	17,117	30,640	302	(31,119)	16,940
Comprehensive income attributable to non-controlling interest in subsidiary	—	96	—	—	96
Comprehensive income (loss) attributable to Era Group Inc.	$17,117	$30,736	$302	$(31,119)	$17,036

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Year Ended December 31, 2013

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$18,705	$31,194	$(103)	$(31,492)	$18,304
Other comprehensive loss:
Foreign currency translation adjustments	—	240	—	—	240
Income tax benefit	—	(84)	—	—	(84)
Total other comprehensive loss	—	156	—	—	156
Comprehensive income (loss)	18,705	31,350	(103)	(31,492)	18,460
Comprehensive loss attributable to non-controlling interest in subsidiary	—	401	—	—	401
Comprehensive income (loss) attributable to Era Group Inc.	$18,705	$31,751	$(103)	$(31,492)	$18,861

Supplemental Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(8,916)	$38,111	$15,261	$—	$44,456
Cash flows from investing activities:
Purchases of property and equipment	—	(60,046)	(11,774)	11,770	(60,050)
Proceeds from disposition of property and equipment	—	37,098	—	(11,770)	25,328
Cash settlements on forward contracts, net	—	(1,103)	—	—	(1,103)
Business acquisitions, net of cash acquired	—	—	(1,747)	—	(1,747)
Investments in and advances to equity investees	—	(36)	—	—	(36)
Proceeds from sale of FBO	—	—	—	14,252	14,252
Principal payments on notes due from equity investees	—	688	—	—	688
Principal payments on third party notes receivable	—	52	—	—	52
Escrow deposits, net	—	(1)	—	(190)	(191)
Repayment of intercompany debt	—	14,062	—	(14,062)	—
Net cash used in investing activities	—	(9,286)	(13,521)	—	(22,807)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	—	—	—	60,000	60,000
Long-term debt issuance costs	—	(71)	—	—	(71)
Payments on long-term debt	—	(2,458)	(467)	(55,000)	(57,925)
Extinguishment of long-term debt	—	—	—	(46,920)	(46,920)
Proceeds from share award plans	—	—	—	1,096	1,096
Purchase of treasury shares	—	—	—	(2,079)	(2,079)
Tax expense on vested restricted stock	—	—	—	(127)	(127)
Repayment of intercompany debt	—	(43,030)	—	43,030	—
Net cash used in financing activities	—	(45,559)	(467)	—	(46,026)
Effects of exchange rate changes on cash and cash equivalents	—	(2,120)	—	—	(2,120)
Net increase (decrease) in cash and cash equivalents	(8,916)	(18,854)	1,273	—	(26,497)
Cash and cash equivalents, beginning of period	16,481	22,188	2,198	—	40,867
Cash and cash equivalents, end of period	$7,565	$3,334	$3,471	$—	$14,370

Supplemental Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2014

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(8,154)	$85,539	$901	$—	$78,286
Cash flows from investing activities:
Purchases of property and equipment	—	(106,732)	—	—	(106,732)
Proceeds from disposition of property and equipment	—	7,051	—	—	7,051
Cash settlements on forward contracts, net	—	(1,545)	—	—	(1,545)
Investments in and advances to equity investees	—	(125)	—	—	(125)
Proceeds from sale of interest in equity investees	—	6,381	—	—	6,381
Principal payments on notes due from equity investees	—	638	—	—	638
Principal payments on third party notes receivable	—	460	—	—	460
Net cash used in investing activities	—	(93,872)	—	—	(93,872)
Cash flows from financing activities:
Payments on long-term debt	—	(2,885)	—	—	(2,885)
Proceeds from Revolving Credit Facility	—	—	—	30,000	30,000
Revolving Credit Facility issuance costs	—	—	—	(2,446)	(2,446)
Proceeds from share award plans	—	—	—	1,458	1,458
Repayment of intercompany debt	—	29,012	—	(29,012)	—
Net cash provided by financing activities	—	26,127	—	—	26,127
Effects of exchange rate changes on cash and cash equivalents	—	(1,009)	—	—	(1,009)
Net increase (decrease) in cash and cash equivalents	(8,154)	16,785	901	—	9,532
Cash and cash equivalents, beginning of period	24,635	5,403	1,297	—	31,335
Cash and cash equivalents, end of period	$16,481	$22,188	$2,198	$—	$40,867

Supplemental Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2013

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$22,377	$41,386	$608	$—	$64,371
Cash flows from investing activities:
Purchases of property and equipment	—	(110,105)	—	—	(110,105)
Proceeds from disposition of property and equipment	—	65,151	—	—	65,151
Principal payments on notes due from equity investees	—	863	—	—	863
Principal payments on third party notes receivable	—	632	—	—	632
Net cash used in investing activities	—	(43,459)	—	—	(43,459)
Cash flows from financing activities:
Payments on long-term debt	—	(2,788)	—	(50,000)	(52,788)
Proceeds from Revolving Credit Facility	—	—	—	55,000	55,000
Dividends paid on Series A preferred stock	—	—	—	(4,953)	(4,953)
Proceeds and tax benefits from share award plans	—	—	—	527	527
Proceeds from SEACOR on the settlement of stock options	—	—	—	706	706
Repayment of intercompany debt	—	1,280	—	(1,280)	—
Net cash used in financing activities	—	(1,508)	—	—	(1,508)
Effects of exchange rate changes on cash and cash equivalents	—	426	—	—	426
Net increase (decrease) in cash and cash equivalents	22,377	(3,155)	608	—	19,830
Cash and cash equivalents, beginning of period	2,258	8,558	689	—	11,505
Cash and cash equivalents, end of period	$24,635	$5,403	$1,297	$—	$31,335