Form 10-K/A
period 2015-12-31
ERA GROUP INC.
filed 2016-02-29
CIK 1525221

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No.1)
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

Explanatory Note

Era Group Inc. (the “Registrant”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on February 26, 2016 (the “Original Filing”), for the sole purpose of including the report of KPMG LLP, the auditor of Dart Holding Company Ltd. (“Dart Holdings”),  which was inadvertently omitted from the Original Filings.

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

/s/ Ernst & Young LLP

Houston, Texas
February 26, 2016

KPMG LLP            Telephone    (403) 691-8000
205 - 5th Avenue SW            Fax    (403) 691-8008
Suite 3100, Bow Valley Square 2        www.kpmg.ca
Calgary AB
T2P 4B9

INDEPENDENT AUDITORS’ REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors Dart Holding Company Ltd.

We have audited the accompanying consolidated balance sheets of Dart Holding Company Ltd. as of December 31, 2015 and 2014, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

With respect to the consolidated financial statements as of and for the year ended December 31, 2015, we conducted our audit in accordance with Canadian generally accepted auditing standards and in accordance with the auditing standards of the Public Accounting Oversight Board (Unites States). With respect to the consolidated financial statements as of and for the year ended December 31, 2014 we conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dart Holding Company Ltd. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Chartered Professional Accountants February 19, 2016
Calgary, Canada

KPMG LLP is a Canadian limited liability partnership and a member firm of the KPMG network of independent member firms affiliated with KPMG International Cooperative (“KPMG International”), a Swiss entity. KPMG Canada provides services to KPMG LLP.

KPMG Confidential

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
Intangible Assets. Intangible assets with indefinite lives is recorded during purchase price accounting in a business combination. The Company performs an annual impairment test of indefinite lived intangible assets and interim tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the book value. To determine its fair value, the Company uses a discounted future cash flow approach that uses estimates including, among others, projected utilization of our fleet and contract rates. These estimates are reviewed each time the Company tests indefinite lived assets for impairment. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. Intangible assets with finite useful lives are amortized over their respective estimated useful lives. As of December 31, 2015, the Company had indefinite lived intangible assets of $1.0 million and intangible assets with finite lives of $0.2 million.
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