Form 10-Q
period 2016-03-31
ERA GROUP INC.
filed 2016-05-04
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016              or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of April 29, 2016 was 20,879,283. The Registrant has no other class of common stock outstanding.

ERA GROUP INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ERA GROUP INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited, in thousands, except share amounts)

	March 31, 2016	December 31, 2015(1)
ASSETS
Current assets:
Cash and cash equivalents	$30,803	$14,370
Receivables:
Trade, net of allowance for doubtful accounts of $2,089 and $2,103 in 2016 and 2015, respectively	36,980	48,639
Tax receivables	6,068	6,085
Other	3,707	3,305
Inventories, net	27,744	27,994
Prepaid expenses	3,274	1,963
Other current assets	191	191
Total current assets	108,767	102,547
Property and equipment	1,171,271	1,175,909
Accumulated depreciation	(325,363)	(316,693)
Property and equipment, net	845,908	859,216
Equity investments and advances	28,795	28,898
Intangible assets	1,153	1,158
Other assets	12,850	12,532
Total assets	$997,473	$1,004,351
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,119	$12,000
Accrued wages and benefits	6,244	9,012
Accrued interest	3,491	562
Accrued other taxes	1,905	2,520
Accrued contingencies	2,851	2,410
Current portion of long-term debt	2,291	3,278
Other current liabilities	1,775	2,300
Total current liabilities	28,676	32,082
Long-term debt	263,590	263,698
Deferred income taxes	229,083	229,848
Other liabilities	2,855	2,616
Total liabilities	524,204	528,244
Commitments and contingencies (see Note 8)
Redeemable noncontrolling interest	4,672	4,804
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,879,783 and 20,495,694 outstanding in 2016 and 2015, respectively, exclusive of treasury shares	211	207
Additional paid-in capital	434,460	433,175
Retained earnings	36,684	40,502
Treasury shares, at cost, 171,114 and 154,549 shares in 2016 and 2015, respectively	(2,850)	(2,673)
Accumulated other comprehensive income, net of tax	92	92
Total equity	468,597	471,303
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$997,473	$1,004,351
____________________

(1)	Adjusted for the adoption of Accounting Standards Update (“ASU”) 2015-03 whereby $2,740 of debt issuance costs previously included in other assets is now included in long-term debt.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Operating revenues	$62,582	$67,415
Costs and expenses:
Operating	44,307	43,605
Administrative and general	9,227	9,743
Depreciation and amortization	12,766	11,602
Total costs and expenses	66,300	64,950
Gains on asset dispositions, net	2,913	3,388
Operating income (loss)	(805)	5,853
Other income (expense):
Interest income	301	251
Interest expense	(4,748)	(3,545)
Derivative losses, net	—	(12)
Foreign currency gains (losses), net	281	(2,960)
Gain on debt extinguishment	—	264
Other, net	(17)	—
Total other income (expense)	(4,183)	(6,002)
Loss before income taxes and equity earnings	(4,988)	(149)
Income tax benefit	(1,014)	(55)
Loss before equity earnings	(3,974)	(94)
Equity earnings (losses), net of tax	24	(145)
Net loss	(3,950)	(239)
Net loss attributable to non-controlling interest in subsidiary	132	197
Net loss attributable to Era Group Inc.	$(3,818)	$(42)

Loss per common share, basic and diluted	$(0.19)	$—

Weighted average common shares outstanding, basic and diluted	20,219,937	20,195,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(3,950)	$(239)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(3)
Income tax benefit	—	1
Total other comprehensive income (loss)	—	(2)
Comprehensive loss	(3,950)	(241)
Comprehensive loss attributable to non-controlling interest in subsidiary	132	197
Comprehensive loss attributable to Era Group Inc.	$(3,818)	$(44)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Equity
December 31, 2015	$207	$433,175	$40,502	$(2,673)	$92	$471,303
Issuance of common stock:
Restricted stock grants	3	(3)	—	—	—	—
Employee Stock Purchase Plan	1	476	—	—	—	477
Tax deficit from share award plans	—	(216)	—	—	—	(216)
Share award amortization	—	1,012	—	—	—	1,012
Cancellation of restricted stock	—	16	—	(16)	—	—
Purchase of treasury shares	—	—	—	(161)	—	(161)
Net loss(1)	—	—	(3,818)	—	—	(3,818)
March 31, 2016	$211	$434,460	$36,684	$(2,850)	$92	$468,597

(1)	Excludes net loss of $132 attributable to redeemable noncontrolling interests in subsidiary.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,950)	$(239)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,766	11,602
Share-based compensation	1,012	618
Gains on asset dispositions, net	(2,913)	(3,388)
Debt discount amortization	25	65
Amortization of deferred financing costs	195	258
Derivative losses, net	—	12
Foreign currency losses (gains), net	(585)	3,265
Cash settlements on derivative transactions, net	—	(93)
Gain on debt extinguishment, net	—	(264)
Deferred income tax benefit	(1,348)	(52)
Equity losses (earnings), net of tax	(24)	145
Changes in operating assets and liabilities:
Decrease (increase) in receivables	11,636	(6,584)
Increase in prepaid expenses and other assets	(1,573)	(29)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(448)	1,472
Net cash provided by operating activities	14,793	6,788
Cash flows from investing activities:
Purchases of property and equipment	(2,145)	(8,866)
Proceeds from disposition of property and equipment	3,980	5,379
Cash settlements on forward contracts, net	—	(1,103)
Return of helicopter deposits	544	—
Principal payments on notes due from equity investees	177	169
Principal payments on third party notes receivable	46	25
Escrow deposits on like-kind exchanges, net	—	(2,800)
Net cash provided by (used in) investing activities	2,602	(7,196)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	7,000	20,000
Payments on long-term debt	(8,651)	(15,697)
Extinguishment of long-term debt	—	(9,297)
Proceeds from share award plans	477	612
Purchase of treasury shares	(161)	—
Net cash used in financing activities	(1,335)	(4,382)
Effects of exchange rate changes on cash and cash equivalents	373	(2,386)
Net increase (decrease) in cash and cash equivalents	16,433	(7,176)
Cash and cash equivalents, beginning of period	14,370	40,867
Cash and cash equivalents, end of period	$30,803	$33,691
Supplemental cash flow information:
Cash paid for interest	$1,129	$1,079
Cash paid for income taxes	$5	$5

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICY
The condensed consolidated financial statements include the accounts of Era Group Inc. and its consolidated subsidiaries (collectively referred to as the “Company”). The condensed consolidated financial information for the three months ended March 31, 2016 and 2015 has been prepared by the Company and has not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of March 31, 2016, its results of operations for the three months ended March 31, 2016 and 2015, its comprehensive income for the three months ended March 31, 2016 and 2015, its changes in equity for the three months ended March 31, 2016, and its cash flows for the three months ended March 31, 2016 and 2015. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015.
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
Basis of Consolidation. The consolidated financial statements include the accounts of Era Group Inc., its wholly and majority-owned subsidiaries and entities that meet the criteria of Variable Interest Entities (“VIEs”) of which the Company is the primary beneficiary. All significant inter-company accounts and transactions are eliminated in consolidation. Aeróleo Taxi Aereo S/A (“Aeróleo”) is a VIE of which the Company is the primary beneficiary.
Reclassifications. Certain amounts reported for prior years in the consolidated financial statements have been reclassified to conform with the current year's presentation.
Revenue Recognition. The Company recognizes revenues when they are realized or realizable and earned. Revenues are realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenues that do not meet these criteria are deferred until the criteria are met. The unrecognized revenues and related activity during the three months ended March 31, 2015 were as follows (in thousands):

Three Months Ended March 31, 2015
Balance at beginning of period	$31,047
Revenues deferred during the period	7,829
Revenues recognized during the period	(6,210)
Balance at end of period	$32,666
The deferred revenues noted above originated from Aeróleo, which became a consolidated entity on October 1, 2015. Future collections of these deferred amounts will be recorded as a settlement of an intercompany receivable and eliminated in consolidation.
Receivables. Customers are primarily major integrated and independent exploration and production companies, national oil companies, hospitals, international helicopter operators and the U.S. government. Customers are typically granted credit on a short-term basis, and related credit risks are considered minimal. The Company routinely reviews its receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Receivables are deemed uncollectible and removed from receivables and the allowance for doubtful accounts when collection efforts have been exhausted.

New Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 - Revenue From Contracts With Customers, which will base revenue recognition on the contract between a vendor and customer and will require reporting entities to allocate the transaction price to various performance obligations in a contract and recognize revenues when those performance obligations are satisfied. In March 2016, the FASB issued ASU 2016-08 - Revenue from Contracts With Customers, and in April 2016, the FASB issued ASU 2016-10 - Revenue from Contracts With Customers, both of which provide guidance on the application of certain principles in ASU 2014-09. Each of ASU 2014-09, 2016-08 and 2016-10 will be effective for annual reporting periods beginning after December 15, 2017 and any interim periods within that period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 and any interim periods within that period. The Company is currently evaluating the potential impact and the method of the adoption of each of ASU 2014-09, ASU 2016-08 and ASU 2016-10 on its consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15 - Presentation of Financial Statements - Going Concern, which modifies existing guidance on when and how to disclose going-concern uncertainties in the financial statements and requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within a year of the date the financial statements are issued. ASU 2014-15 is effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted. The Company has not adopted ASU 2014-15 and believes such adoption will not have a material impact on its consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02 - Consolidation, which amends the guidance for evaluating whether certain entities should be consolidated, particularly for general partner and limited partner relationships and VIEs that have fee arrangements or related party relationships with a reporting entity. The Company adopted ASU 2015-02 effective January 1, 2016, and such adoption did not have an impact on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03 - Interest - Imputation of Interest, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct reduction of the carrying amount of that liability. The recognition and measurement guidance for debt issuance costs is not affected by this ASU. In September 2015, the FASB issued ASU 2015-15 - Interest - Imputation of Interest, which amends ASU 2015-03 to allow issuers to continue to recognize debt issuance costs related to line-of-credit arrangements as an asset and amortize that asset over the term of the credit agreement. The Company adopted ASU 2015-03 and ASU 2015-15 effective on January 1, 2016. As of March 31, 2016 and December 31, 2015, the Company had debt issuance costs of $2.7 million, exclusive of debt issuance costs associated with its amended and restated senior secured revolving credit facility (the “Revolving Credit Facility”). The adoption of ASU 2015-03 and ASU 2015-15 reduced other assets and long-term debt by this amount for both condensed consolidated balance sheets presented.
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
In February 2016, the FASB issued ASU 2016-02 - Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company has not adopted ASU 2016-02 and believes such adoption will not have a material impact on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-07 - Investments - Equity Method and Joint Ventures, which eliminates the requirement to retroactively apply the equity method of accounting for an investment when an increase in the level of ownership or degree of influence causes the investment to qualify for equity method treatment and instead requires the entity to add the cost (if any) of acquiring the additional ownership or degree of influence to the current basis of the investment and apply equity method accounting as of the date the investment qualifies for such treatment. ASU 2016-07 is effective for annual reporting periods beginning after December 15, 2016, and early adoption is permitted as of the beginning of an interim or annual reporting period. The Company has not adopted ASU 2016-07 and believes adoption will not have a material impact on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09 - Compensation - Stock Compensation, which simplifies several aspects of accounting for share-based payment transactions including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. ASU 2016-09 will be effective for annual reporting periods beginning after December 15, 2016, and any interim periods within that period. Early adoption is permitted as of the beginning of an interim or annual period provided that all adjustments are applied as of the beginning of the annual period in which the statement is adopted.

The Company has not adopted ASU 2016-09 and believes such adoption will not have a material impact on its consolidated financial statements.

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
As of March 31, 2016 and December 31, 2015, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis.
The estimated fair values of the Company’s other financial assets and liabilities as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2016
LIABILITIES
Long-term debt, including current portion	$265,881	$—	$243,555	$—

December 31, 2015
LIABILITIES
Long-term debt, including current portion	$266,976	$—	$243,817	$—
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
In 2011, the Company entered into two interest rate swap agreements that matured in December 2015 and called for the Company to pay fixed interest rates of 1.29% and 1.76% on an aggregate notional value equal to the principal balance on the underlying promissory notes and receive a variable interest rate based on LIBOR on these notional values. The general purpose of these interest rate swap agreements was to provide protection against increases in interest rates and higher interest costs for the Company. The interest rate swaps were not renewed upon maturity. The Company recognized gains of $0.1 million for the three months ended March 31, 2015, which are included in derivative losses, net on the condensed consolidated statements of operations. The Company had no interest rate swap agreements in place as of March 31, 2016 or December 31, 2015.
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
The Company entered into forward contracts during the second quarter of 2014 to mitigate its exposure to exchange rate fluctuations on euro-denominated aircraft purchase commitments. The Company did not designate these contracts as hedges for accounting purposes. The Company recorded a loss of $0.3 million on these derivative instruments during the three months ended March 31, 2015. This loss is recorded in foreign currency gains (losses), net in the condensed consolidated statements of operations. The Company had no open forward contracts as of March 31, 2016 or December 31, 2015.

4.	ESCROW DEPOSITS
From time to time, the Company enters into Qualified Exchange Accommodation Agreements with third parties to meet the like-kind exchange requirements of Section 1031 of the Internal Revenue Code (“IRC”) and the provisions of Revenue Procedure 2000-37. In accordance with these provisions, the Company is permitted to deposit proceeds from the sale of assets into escrow accounts for the purpose of acquiring other assets and qualifying for the temporary deferral of realized taxable gains. Consequently, the Company establishes escrow accounts with financial institutions for the deposit of funds received on sales of equipment, which are designated for replacement property within a specified period of time. As of March 31, 2016 and December 31, 2015, the Company had no deposits in like-kind exchange escrow accounts.
During the three months ended March 31, 2015, the Company sold one EC135 light twin helicopter for cash proceeds of $2.8 million, net of fees. The sale transaction was treated as a tax-free like-kind exchange for tax purposes under Section 1031 of the IRC whereby proceeds are held by a qualified intermediary until qualified assets are delivered. The Company was unable to purchase a qualifying asset prior to the expiration of the 180-day period subsequent to the closing date of the sale. As a result, the proceeds of $2.8 million were returned to the Company during the third quarter of 2015, and the sale was treated as a taxable event.

5.	ACQUISITIONS AND DISPOSITIONS
Capital Expenditures. During the three months ended March 31, 2016, capital expenditures were $2.1 million and consisted primarily of spare helicopter parts, equipment and building improvements. The Company had no capitalized interest during the three months ended March 31, 2016 and $1.7 million of capitalized interest during the three months ended March 31, 2015. As of March 31, 2016 and December 31, 2015, construction in progress, which is a component of property and equipment, included capitalized interest of $4.3 million and $4.7 million, respectively. A summary of changes to our operating helicopter fleet is as follows:
Equipment Additions - The Company had no helicopter acquisitions during the three months ended March 31, 2016 or 2015.
Equipment Dispositions - During the three months ended March 31, 2016, the Company sold or otherwise disposed of property and equipment for proceeds of $4.0 million and recognized gains of $2.9 million. During the three months ended March 31, 2015, the Company sold or otherwise disposed of property and equipment for proceeds of $5.4 million and recognized gains of $2.2 million. Additionally, a dry-leasing customer exercised a purchase option for three helicopters from which the Company recognized a gain of $1.2 million and an investment in sales-type lease of $2.3 million. As of March 31, 2016, the investment in sales-type leases was $1.2 million.

6.	VARIABLE INTEREST ENTITIES
Aeróleo. In certain jurisdictions, local statutory requirements limit the amount of foreign ownership in aviation companies. To satisfy Brazilian ownership requirements, the Company acquired a 50% economic and 20% voting interest in Aeróleo in 2011. As a result of liquidity issues experienced by Aeróleo, it is unable to adequately finance its activities without additional financial support, making it a VIE. On October 1, 2015, the Company’s partner in Aeróleo transfered its 50% economic and 80% voting interest in Aeróleo to a third party. Following this transaction, the Company has the ability to direct the activities that most significantly affect Aeróleo’s financial performance, making the Company the primary beneficiary.
The condensed consolidated balance sheets at March 31, 2016 and December 31, 2015 include assets of Aeróleo totaling $15.1 million and $17.9 million, respectively. In addition, the condensed consolidated balance sheets at March 31, 2016 and December 31, 2015 include liabilities of $13.6 million and $15.9 million, respectively. The table below represents the assets of Aeróleo which have restrictions on the ability to be distributed to the Company and the liabilities of Aeróleo for which creditors do not have recourse to the Company at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Receivables - other	$473	$161
Other assets	4,250	3,367
Accounts payable and accrued expenses	883	1,709
Accrued wages and benefits	1,649	2,108
Accrued other taxes	714	1,701
Accrued contingencies	2,851	2,410
Other current liabilities	57	450
Other liabilities	1,264	729

The condensed consolidated statements of operations for the three months ended March 31, 2016 include operating revenues of $7.6 million and net loss of $0.7 million as a result of the consolidation of Aeróleo, including the effects of intercompany eliminations. The table below represents the Company’s pro forma results of operations for the three months ended March 31, 2015 assuming the consolidation of Aeróleo began on January 1, 2015 (in thousands):

	Historical Results	Pro Forma Adjustments	Pro Forma Results
Operating revenues	$67,415	$11,325	$78,740
Net loss attributable to Era Group Inc.	(42)	(1,623)	(1,665)

7.	INCOME TAXES
During the three months ended March 31, 2016 and 2015, the Company recorded income tax benefit of $1.0 million and $0.1 million, respectively, resulting in effective tax rates of 20.3% and 36.9%, respectively.
During the three months ended March 31, 2016, there were no new uncertain tax positions identified.
Amounts accrued for interest and penalties associated with unrecognized income tax benefits are included in other expense on the condensed consolidated statements of operations. As of March 31, 2016, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $0.1 million.

8.	LONG-TERM DEBT
The Company’s borrowings as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016	December 31, 2015
7.750% Senior Notes (excluding unamortized discount)	$149,828	$149,828
Senior secured revolving credit facility	90,000	90,000
Promissory notes	24,414	24,968
Other	8,916	9,509
	273,158	274,305
Less: portion due within one year	(2,291)	(3,278)
Less: debt discount, net	(4,564)	(4,589)
Less: unamortized debt issuance costs	(2,713)	(2,740)
Total long-term debt	$263,590	$263,698
7.750% Senior Notes. On December 7, 2012, Era Group issued $200.0 million aggregate principal amount of its 7.750% senior unsecured notes due December 15, 2022 (the “7.750% Senior Notes”) and received net proceeds of $191.9 million. Interest on the 7.750% Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year. During the three months ended March 31, 2015, the Company repurchased $9.9 million of the 7.750% Senior Notes and recognized a gain on extinguishment of $0.3 million. The Company did not repurchase any debt during the three months ended March 31, 2016.
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
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at Era Group’s election, either a base rate or LIBOR, each as defined, plus an applicable margin. The applicable margin is based on the Company’s ratio of funded debt to EBITDA, as defined, and ranges from 75 to 200 basis points on the base rate margin and 175 to 300 basis points on the LIBOR margin. The applicable margin as of March 31, 2016 was 100 basis points on the base rate margin and 200 basis points on the LIBOR margin. In addition, the Company is required to pay a quarterly commitment fee based on the average unfunded portion of the committed amount at a rate based on the Company’s ratio of funded debt to EBITDA, as defined, that ranges from 37.5 to 50 basis points. As of March 31, 2016, the commitment fee was 37.5 basis points.

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
As of March 31, 2016, Era Group had $90.0 million of outstanding borrowings under the Revolving Credit Facility, and the remaining availability was $208.9 million, net of issued letters of credit of $1.1 million. In connection with the amendment of the Revolving Credit Facility in 2014, Era Group incurred debt issuance costs of $2.4 million. Such costs are included in other assets on the condensed consolidated balance sheets and are amortized to interest expense in the condensed consolidated statements of operations over the life of the Revolving Credit Facility.
Aeróleo Debt. During the three months ended March 31, 2016, the Company prepaid a $1.0 million loan due to a third party in Brazil.
Promissory Notes. During the three months ended March 31, 2016, the Company made scheduled payments on other long-term debt of $0.6 million.

9.	COMMITMENTS AND CONTINGENCIES
Fleet. The Company’s unfunded capital commitments as of March 31, 2016 consisted primarily of agreements to purchase helicopters and totaled $156.1 million, of which $40.1 million is payable during the remainder of 2016 with the balance payable through 2018. The Company also had $1.5 million of deposits paid on options not yet exercised. The Company may terminate $129.4 million of its total commitments (inclusive of deposits paid on options not yet exercised) without further liability other than aggregate liquidated damages of $3.2 million.
Included in these commitments are orders to purchase seven AW189 heavy helicopters, two S92 heavy helicopters and five AW169 light twin helicopters. The AW189 and S92 helicopters are scheduled to be delivered in 2016 through 2018. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company had outstanding options to purchase up to an additional ten AW189 helicopters and two S92 helicopters. If these options are exercised, the helicopters would be scheduled for delivery beginning in 2017 through 2018.
Brazilian Tax Disputes. Aeróleo, the Company’s Brazilian joint venture subsidiary, is disputing assessments of approximately $6.4 million in taxes, penalties and interest levied by the municipal authorities of Rio de Janeiro (for the period between 2000 to 2005) and Macae (for the period between 2001 to 2006) (collectively, the “Municipal Assessments”). Aeróleo believes that, based on its interpretation of tax legislation supported by clarifying guidance provided by the Supreme Court with respect to the issue in a 2006 ruling, it is in compliance with all applicable tax legislation, has paid all applicable taxes, penalties and interest and plans to defend these claims vigorously at the administrative levels in each jurisdiction. In the event the Municipal Assessments are upheld at the last administrative level, it may be necessary for Aeróleo to deposit the amounts at issue as security to pursue further appeals. Aeróleo has received a final, unfavorable ruling with respect to a similar assessment levied by the Rio de Janeiro State Treasury for the periods between 1994 to 1998 (the “1998 Assessments”). The 1998 Assessments were upheld without taking into consideration the benefit of the clarifying guidance issued by the Supreme Court following the assertion of the claims. The Company currently anticipates that the final resolution of the 1998 Assessments, including any administrative fine or penalty, would not have a material effect on its financial position or results of operations. At March 31, 2016, it is not possible to determine the outcome of the Municipal Assessments, but the Company does not expect that it would have a material effect on its business, financial position or results of operations. In addition, it is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for any subsequent periods.
Aeróleo is also disputing challenges raised by the Brazilian tax authorities with respect to certain tax credits applied by Aeróleo between 1995 to 2009. The tax authorities are seeking $1.9 million in additional taxes, interest and penalties. Aeróleo believes that, based on its interpretation of tax legislation, it is in compliance with all applicable tax legislation and plans to defend this claim vigorously. At March 31, 2016, it is not possible to determine the outcome of this matter, but the Company does not expect that it would have a material effect on its business, financial position or results of operations.
Aeróleo is disputing responsibility for $3.5 million of employer social security contributions required to have been remitted by one of its customers relating to the period from 1995 to 1998. Although Aeróleo may be deemed co-responsible for such remittances under the local regulatory regime, the customer’s payments to Aeróleo against presented invoices were made net of the specific remittances required to have been made by the customer and at issue in the claim. As such, we plan to defend this claim vigorously. At March 31, 2016, it is not possible to determine the outcome of this matter, but the Company does not expect that it would have a material effect on its business, financial position or results of operations.

In October 2015, Aeróleo received written notices of the assessment of $1.8 million in penalties by the State of Rio de Janeiro in respect of Aeróleo’s alleged failure to submit accurate documentation and to fully comply with filing requirements with respect to certain value-added taxes. Although Aeróleo’s review of the allegations remains ongoing, it has determined that the proposed penalties were calculated based on amounts containing a typographical error. Upon correction of the typographical error, Aeróleo expects a significant reduction in the amount of the proposed penalties. At March 31, 2016, it is not possible to determine the outcome of this matter.
Aeróleo is also disputing claims from the Brazilian tax authorities with respect to federal customs taxes levied upon the helicopters leased by Aeróleo and imported into Brazil under a temporary regime and subject to re-export. In order to dispute such assessments and pursue its available legal remedies within the judicial system, Aeróleo deposited the amounts at issue into an escrow account that serves as security and with the presiding judge in the matter controlling the release of such funds. Aeróleo believes that, based on its interpretation of tax legislation and well established aviation industry practice, it is not required to pay such taxes and plans to defend this claim vigorously. At March 31, 2016, it is not possible to determine the outcome of this matter, but the Company does not expect that it would have a material effect on its business, financial position or results of operations.
As it relates to the specific cases referred to above, the Company currently anticipates that any administrative fine or penalty ultimately would not have a material effect on its financial position or results of operations. Aeróleo has deposited $5.8 million into escrow accounts controlled by the court with respect to certain of the cases described above and has fully reserved such amounts subject to final determination and the judicial release of such escrow deposits. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intentions and experience.
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
In April 2014, the Company entered into a settlement agreement with Airbus Helicopters (formerly Eurocopter), a division of Airbus Group (formerly European Aeronautic Defense and Space Company), with respect to the extended suspension of operations of H225 heavy helicopters in 2012 and 2013. The settlement agreement provides for certain service and product credit discounts, including credits that will be available to the Company for a period of four years from the date of the agreement to be applied against support services available from Airbus Helicopters covering spare parts, repair and overhaul, service bulletins, technical assistance or other services. The Company expects to be able to apply such service credits over the next quarter, and such credits will result in a reduction in operating expenses in the periods utilized.  During the three months ended March 31, 2016 and 2015, the Company utilized credits in the amount of $1.2 million and $1.3 million, respectively.

10.	EARNINGS (LOSS) PER COMMON SHARE
Basic earnings per common share of the Company are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share of the Company are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the if-converted method and/or treasury method. Dilutive securities for this purpose assume all common shares have been issued pursuant to the exercise of outstanding stock options.

Computations of basic and diluted earnings per common share of the Company for the three months ended March 31, 2016 and 2015 were as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2016	2015
Net loss attributable to Era Group Inc.	$(3,818)	$(42)
Shares:
Weighted average common shares outstanding - basic	20,219,937	20,195,955
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method(1)	—	—
Weighted average common shares outstanding - diluted	20,219,937	20,195,955

Loss per common share, basic and diluted	$(0.19)	$—
____________________

(1)
Excludes weighted average common shares of 347,242 and 114,955 for the three months ended March 31, 2016 and 2015, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.

11.	RELATED PARTY TRANSACTIONS
The Company terminated its Amended and Restated Transition Services Agreement (“TSA”) with SEACOR Holdings Inc. (“SEACOR”) effective June 30, 2015. The Company incurred no costs under the TSA during the three months ended March 31, 2016 and $0.4 million of costs during the three months ended March 31, 2015. Such costs are classified as administrative and general expenses in the condensed consolidated statements of operations. As of March 31, 2016 and December 31, 2015, the Company had a payable due to SEACOR of $0.1 million and less than $0.1 million, respectively.
The Company purchased products from its Dart Holding Company Ltd. (“Dart”) joint venture totaling $0.5 million and $0.6 million during the three months ended March 31, 2016 and 2015, respectively. The Company also has a note receivable from Dart which had a balance of $3.5 million and $3.6 million as of March 31, 2016 and December 31, 2015, respectively.
During each of the three months ended March 31, 2016 and 2015, the Company incurred $0.2 million for simulator fees and services from its Era Training Center, LLC (“ETC”) joint venture and provided helicopter, management and other services to ETC totaling $0.1 million and $0.2 million, respectively. The Company also has a note receivable from ETC which had a balance of $4.3 million and $4.4 million as of March 31, 2016 and December 31, 2015, respectively.

12.	SHARE-BASED COMPENSATION
Restricted Stock Awards. The number of shares and weighted average grant price of restricted stock awards during the three months ended March 31, 2016 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested as of December 31, 2015	311,372	$22.58
Restricted stock awards granted:
Non-employee directors	40,663	$10.59
Employees	299,250	$10.59
Vested	(128,111)	$22.44
Forfeited	(1,620)	$25.15
Non-vested as of March 31, 2016	521,554	$14.79
The total fair value of shares vested during the three months ended March 31, 2016 and 2015 was $2.9 million and $1.6 million, respectively.
Stock Options. The Company did not grant any stock options during the three months ended March 31, 2016.
Employee Stock Purchase Plan (“ESPP”). During the three months ended March 31, 2016, the Company issued 60,740 shares under the ESPP. As of March 31, 2016, 119,900 shares remain available for issuance under the ESPP.

Total share-based compensation expense, which includes stock options, restricted stock and the ESPP, was $1.0 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively.

13.	GUARANTORS OF SECURITIES
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

Supplemental Condensed Consolidating Balance Sheet as of March 31, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$26,719	$2,900	$1,184	$—	$30,803
Receivables:
Trade, net of allowance for doubtful accounts of $2,089	39	30,546	6,395	—	36,980
Tax receivable	6,000	68	—	—	6,068
Other	—	3,135	572	—	3,707
Inventories, net	—	25,151	2,593	—	27,744
Prepaid expenses	692	2,503	79	—	3,274
Other current assets	190	1	—	—	191
Total current assets	33,640	64,304	10,823	—	108,767
Property and equipment	—	1,154,749	16,522	—	1,171,271
Accumulated depreciation	—	(324,482)	(881)	—	(325,363)
Property and equipment, net	—	830,267	15,641	—	845,908
Equity investments and advances	—	28,795	—	—	28,795
Investments in consolidated subsidiaries	172,605	—	—	(172,605)	—
Deferred taxes	5,360	—	—	(5,360)	—
Intangible assets	—	—	1,153	—	1,153
Intercompany receivables	494,579	—	—	(494,579)	—
Other assets	1,994	6,605	4,251	—	12,850
Total assets	$708,178	$929,971	$31,868	$(672,544)	$997,473
LIABILITIES, REDEEMABLE NONCONTROLLING INTREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$579	$8,338	$1,202	$—	$10,119
Accrued wages and benefits	—	4,574	1,670	—	6,244
Accrued interest	3,491	—	—	—	3,491
Accrued other taxes	59	1,132	714	—	1,905
Accrued contingencies	—	—	2,851	—	2,851
Current portion of long-term debt	—	1,524	767	—	2,291
Other current liabilities	360	1,354	61	—	1,775
Total current liabilities	4,489	16,922	7,265	—	28,676
Long-term debt	235,185	22,890	5,515	—	263,590
Deferred income taxes	—	233,765	678	(5,360)	229,083
Intercompany payables	—	476,236	18,343	(494,579)	—
Other liabilities	—	1,590	1,265	—	2,855
Total liabilities	239,674	751,403	33,066	(499,939)	524,204
Redeemable noncontrolling interest	—	4	4,668	—	4,672
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,879,783 outstanding, exclusive of treasury shares	211	—	—	—	211
Additional paid-in capital	434,460	95,543	9,325	(104,868)	434,460
Retained earnings	36,683	82,929	(15,191)	(67,737)	36,684
Treasury shares, at cost, 171,114 shares	(2,850)	—	—	—	(2,850)
Accumulated other comprehensive income, net of tax	—	92	—	—	92
Total equity	468,504	178,564	(5,866)	(172,605)	468,597
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$708,178	$929,971	$31,868	$(672,544)	$997,473

Supplemental Condensed Consolidating Balance Sheet as of December 31, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$7,565	$3,334	$3,471	$—	$14,370
Receivables:
Trade, net of allowance for doubtful accounts of $2,103	39	40,345	8,255	—	48,639
Tax receivables	6,013	72	—	—	6,085
Other	—	3,089	216	—	3,305
Inventories, net	—	25,557	2,437	—	27,994
Prepaid expenses	458	1,411	94	—	1,963
Other current assets	190	1	—	—	191
Total current assets	14,265	73,809	14,473	—	102,547
Property and equipment	—	1,159,441	16,468	—	1,175,909
Accumulated depreciation	—	(316,090)	(603)	—	(316,693)
Net property and equipment	—	843,351	15,865	—	859,216
Equity investments and advances	—	28,898	—	—	28,898
Investments in consolidated subsidiaries	172,335	—	—	(172,335)	—
Intangible assets	—	—	1,158	—	1,158
Deferred income taxes	3,823	—	—	(3,823)	—
Intercompany receivables	515,255	—	—	(515,255)	—
Other assets	2,166	6,999	3,367	—	12,532
Total assets	$707,844	$953,057	$34,863	$(691,413)	$1,004,351
LIABILITIES, REDEEMABLE NONCONTROLLING INTREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$386	$9,635	$1,979	$—	$12,000
Accrued wages and benefits	—	6,875	2,137	—	9,012
Accrued interest	549	13	—	—	562
Current portion of long-term debt	—	1,663	1,615	—	3,278
Accrued other taxes	30	789	1,701	—	2,520
Accrued contingencies	—	—	2,410	—	2,410
Other current liabilities	534	1,311	455	—	2,300
Total current liabilities	1,499	20,286	10,297	—	32,082
Long-term debt	235,134	23,305	5,259	—	263,698
Deferred income taxes	—	232,994	677	(3,823)	229,848
Intercompany payables	—	501,512	13,743	(515,255)	—
Other liabilities	—	1,887	729	—	2,616
Total liabilities	236,633	779,984	30,705	(519,078)	528,244
Redeemable noncontrolling interest	—	4	4,800	—	4,804
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,495,694 outstanding, exclusive of treasury shares	207	—	—	—	207
Additional paid-in capital	433,175	95,543	9,325	(104,868)	433,175
Intercompany receivables	—	—	—	—	—
Retained earnings	40,502	77,434	(9,967)	(67,467)	40,502
Treasury shares, at cost, 154,549 shares	(2,673)	—	—	—	(2,673)
Accumulated other comprehensive income, net of tax	—	92	—	—	92
Total equity	471,211	173,069	(642)	(172,335)	471,303
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$707,844	$953,057	$34,863	$(691,413)	$1,004,351

Supplemental Condensed Consolidating Statements of Operations for the Three Months Ended March 31, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$48,487	$14,095	$—	$62,582
Costs and expenses:
Operating	—	26,010	18,297	—	44,307
Administrative and general	1,048	7,084	1,095	—	9,227
Depreciation	—	12,486	280	—	12,766
Total costs and expenses	1,048	45,580	19,672	—	66,300
Gains on asset dispositions, net	—	2,913	—	—	2,913
Operating income (loss)	(1,048)	5,820	(5,577)	—	(805)
Other income (expense):
Interest income	4	123	174	—	301
Interest expense	(4,343)	(148)	(257)	—	(4,748)
Foreign currency gains (losses), net	69	(109)	321	—	281
Other, net	—	—	(17)	—	(17)
Total other income (expense)	(4,270)	(134)	221	—	(4,183)
Income (loss) before income taxes and equity earnings	(5,318)	5,686	(5,356)	—	(4,988)
Income tax expense (benefit)	(1,229)	215	—	—	(1,014)
Income (loss) before equity earnings	(4,089)	5,471	(5,356)	—	(3,974)
Equity earnings, net of tax	—	24	—	—	24
Equity in earnings (losses) of subsidiaries	271	—	—	(271)	—
Net income (loss)	(3,818)	5,495	(5,356)	(271)	(3,950)
Net loss attributable to non-controlling interest in subsidiary	—	—	132	—	132
Net income (loss) attributable to Era Group Inc.	$(3,818)	$5,495	$(5,224)	$(271)	$(3,818)

Supplemental Condensed Consolidating Statements of Operations for the Three Months Ended March 31, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$67,415	$—	$—	$67,415
Costs and expenses:
Operating	—	43,517	88	—	43,605
Administrative and general	1,374	8,369	—	—	9,743
Depreciation	—	11,456	146	—	11,602
Total costs and expenses	1,374	63,342	234	—	64,950
Gains on asset dispositions, net	—	3,388	—	—	3,388
Operating income	(1,374)	7,461	(234)	—	5,853
Other income (expense):
Interest income	5	245	1	—	251
Interest expense	(3,352)	(193)	—	—	(3,545)
Derivative losses, net	—	(12)	—	—	(12)
Foreign currency gains (losses), net	542	(3,502)	—	—	(2,960)
Gain on debt extinguishment	264	—	—	—	264
Total other income (expense)	(2,541)	(3,462)	1	—	(6,002)
Income (loss) before income taxes and equity earnings	(3,915)	3,999	(233)	—	(149)
Income tax expense (benefit)	(1,482)	1,427	—	—	(55)
Income (loss) before equity earnings	(2,433)	2,572	(233)	—	(94)
Equity losses, net of tax	—	(145)	—	—	(145)
Equity in earnings (losses) of subsidiaries	2,391	—	—	(2,391)	—
Net income (loss)	(42)	2,427	(233)	(2,391)	(239)
Net loss attributable to non-controlling interest in subsidiary	—	197	—	—	197
Net income (loss) attributable to Era Group Inc.	$(42)	$2,624	$(233)	$(2,391)	$(42)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended March 31, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(3,818)	$5,495	$(5,356)	$(271)	$(3,950)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—
Total other comprehensive income (loss)	—	—	—	—	—
Comprehensive income (loss)	(3,818)	5,495	(5,356)	(271)	(3,950)
Comprehensive loss attributable to non-controlling interest in subsidiary	—	—	132	—	132
Comprehensive income (loss) attributable to Era Group Inc.	$(3,818)	$5,495	$(5,224)	$(271)	$(3,818)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended March 31, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(42)	$2,427	$(233)	$(2,391)	$(239)
Other comprehensive loss:
Foreign currency translation adjustments	—	(3)	—	—	(3)
Income tax benefit	—	1	—	—	1
Total other comprehensive loss	—	(2)	—	—	(2)
Comprehensive income (loss)	(42)	2,425	(233)	(2,391)	(241)
Comprehensive income attributable to non-controlling interest in subsidiary	—	197	—	—	197
Comprehensive income (loss) attributable to Era Group Inc.	$(42)	$2,622	$(233)	$(2,391)	$(44)

Supplemental Condensed Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$19,154	$(3,220)	$(1,491)	$350	$14,793
Cash flows from investing activities:
Purchases of property and equipment	—	(2,090)	(55)	—	(2,145)
Proceeds from disposition of property and equipment	—	3,980	—	—	3,980
Return of helicopter deposit	—	544	—	—	544
Principal payments on notes due from equity investees	—	177	—	—	177
Principal payments on third party notes receivable	—	46	—	—	46
Net cash provided by (used in) investing activities	—	2,657	(55)	—	2,602
Cash flows from financing activities:
Payments on long-term debt	—	(555)	(1,096)	(7,000)	(8,651)
Proceeds from Revolving Credit Facility	—	—	—	7,000	7,000
Proceeds from share award plans	—	—	—	477	477
Purchase of treasury shares	—	—	—	(161)	(161)
Borrowings and repayments of intercompany debt	—	316	350	(666)	—
Net cash used in financing activities	—	(239)	(746)	(350)	(1,335)
Effects of exchange rate changes on cash and cash equivalents	—	368	5	—	373
Net increase (decrease) in cash and cash equivalents	19,154	(434)	(2,287)	—	16,433
Cash and cash equivalents, beginning of period	7,565	3,334	3,471	—	14,370
Cash and cash equivalents, end of period	$26,719	$2,900	$1,184	$—	$30,803

Supplemental Condensed Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(1,517)	$8,304	$1	$—	$6,788
Cash flows from investing activities:
Purchases of property and equipment	—	(8,866)	—	—	(8,866)
Proceeds from disposition of property and equipment	—	5,379	—	—	5,379
Cash settlements on forward contracts, net	—	—	—	(1,103)	(1,103)
Principal payments on notes due from equity investees	—	169	—	—	169
Principal payments on third party notes receivable	—	25	—	—	25
Escrow deposits, net	—	(2,800)	—	—	(2,800)
Repayment of intercompany debt	—	(1,103)	—	1,103	—
Net cash used in investing activities	—	(7,196)	—	—	(7,196)
Cash flows from financing activities:
Payments on long-term debt	—	(697)	—	(15,000)	(15,697)
Proceeds from Revolving Credit Facility	—	—	—	20,000	20,000
Extinguishment of long-term debt	—	—	—	(9,297)	(9,297)
Proceeds from share award plans	—	—	—	612	612
Repayment of intercompany debt	—	(3,685)	—	3,685	—
Net cash used in financing activities	—	(4,382)	—	—	(4,382)
Effects of exchange rate changes on cash and cash equivalents	—	(2,386)	—	—	(2,386)
Net increase (decrease) in cash and cash equivalents	(1,517)	(5,660)	1	—	(7,176)
Cash and cash equivalents, beginning of period	16,481	22,188	2,198	—	40,867
Cash and cash equivalents, end of period	$14,964	$16,528	$2,199	$—	$33,691

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015, included elsewhere herein, and with our annual report on Form 10-K/A for the year ended December 31, 2015.
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

It is not possible to predict or identify all such factors. Consequently, the foregoing should not be considered a complete discussion of all potential risks or uncertainties. The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this Quarterly Report on Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s businesses, particularly those discussed in greater detail elsewhere herein and in Part I, Item 1A, “Risk Factors” of Era Group’s Annual Report on Form 10-K/A for the year ended December 31, 2015 and Era Group’s subsequent Quarterly Reports on Form 10-Q and periodic reporting on Form 8-K (if any).
Overview
We are one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the U.S., which is our primary area of operations. Our helicopters are primarily used to transport personnel to, from and between offshore oil and gas production platforms, drilling rigs and other installations. In addition to serving the oil and gas industry, we provide search and rescue, air medical services, utility services and Alaska flightseeing tours, among other activities. We also provide helicopters and related services to third-party helicopter operators. We currently have customers in the U.S., Brazil, Colombia, the Dominican Republic, India, Norway, Spain, Suriname and the United Kingdom.
We charter the majority of our helicopters through master service agreements, subscription agreements, long-term contracts, day-to-day charter arrangements and dry-leases. Master service agreements and subscription agreements typically require a fixed monthly fee plus incremental payments based on hours flown. These agreements have fixed terms ranging from one month to five years and generally may be canceled without penalty upon 30-90 days’ notice. Generally, these contracts do not commit our customers to acquire specific amounts of services or minimum flight hours and permit our customers to decrease the number of helicopters under contract with a corresponding decrease in the fixed monthly payments without penalty. Day-to-day charter arrangements call for either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate with a minimum number of hours to be charged. Dry-leases require a fixed monthly fee for the customer’s right to use the helicopter and, where applicable, a charge based on hours flown as compensation for any maintenance, parts, and/or personnel support that we may provide to the customer. Dry-leases and long-term contracts generally run from two to five years. Air medical services are provided under contracts with hospitals that typically include a fixed monthly and hourly rate structure. With respect to flightseeing operations, we allocate block space to cruise lines and seats are sold directly to customers.
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
Recent Developments
On Friday, April 29, 2016, an accident occurred outside of Bergen, Norway with an Airbus Helicopters H225 heavy helicopter operated by another helicopter company. There were two crew members and 11 passengers on board, and 13 fatalities were reported. The cause of the accident is not yet known and is under investigation by the relevant authorities.  In response to this accident, each of the Norwegian Civil Aviation Authority and the United Kingdom Civil Aviation Authority issued safety directives on April 29, 2016, requiring operators to suspend public transport flights and commercial air transport operations of all EC225LP (also known as a H225) model helicopters registered in, or flying in or offshore of, Norway and the United Kingdom, respectively. The safety directives permit continued search and rescue flights of the affected helicopters for the purpose of saving life.  In addition, operators and customers in other countries have temporarily suspended H225 operations pending information regarding the cause of the accident.
The Company owns nine H225 helicopters, including five that are currently located in the U.S., three that are currently located in Brazil and one that is currently on a dry-lease contract with a customer in Norway for search and rescue operations. During this suspension of H225 operations, the Company expects to utilize other heavy and medium helicopters to service its operations and expects to continue to earn revenues from the helicopter on dry-lease.  Although it is too early to know the extent of any suspension of H225 helicopter operations, the Company does not expect the near-term impact of the suspension to be material to its financial condition or results of operations.
Fleet Update
The current excess capacity of our medium and heavy helicopters is higher than in recent years. Our fleet’s excess helicopters include those that are not otherwise under customer contracts, undergoing maintenance or dedicated for charter activity. Although we take actions to minimize excess capacity, we expect a certain level of excess capacity at any given time in an aviation logistics business as a result of the evolving nature of customers’ needs. Our operating revenues have been negatively impacted as a result of the higher excess capacity, which began during the fourth quarter of 2014 and increased throughout 2015 and into the first quarter of 2016 primarily as a result of the significant decline in oil and natural gas prices and the related reduction in oil and gas exploration and production activity. Through fleet management initiatives, participation in competitive bids and pursuit of additional opportunities, we are focused on maximizing the utilization of our fleet and reducing the excess capacity in our medium and heavy helicopters. If we are not successful in securing sufficient new projects, we may experience a decline in the near-term utilization of our medium and heavy helicopters which may impact our financial results in 2016 and beyond.
As of March 31, 2016, we had unfunded capital commitments consisting primarily of agreements to purchase helicopters totaling $156.1 million, including seven AW189 heavy helicopters, two S92 heavy helicopters and five AW169 light twin helicopters. The AW189 and S92 helicopters are scheduled to be delivered in 2016 through 2018. Delivery dates for the AW169 helicopters have yet to be determined. In addition, we have outstanding options to purchase up to an additional ten AW189 helicopters and two S92 helicopters. If these options are exercised, the helicopters would be scheduled for delivery beginning in 2017 through 2018. Approximately $129.4 million of these commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability other than aggregate liquidated damages of $3.2 million.

Results of Operations

	Three Months Ended March 31,
	2016		2015
	(in thousands)%		(in thousands)%
Operating Revenues:
United States	$44,720	71	$55,459	82
Foreign	17,862	29	11,956	18
Total operating revenues	62,582	100	67,415	100
Costs and Expenses:
Operating:
Personnel	17,135	27	17,336	26
Repairs and maintenance	14,267	23	13,173	20
Insurance and loss reserves	1,391	2	2,133	3
Fuel	2,693	4	3,483	5
Leased-in equipment	270	1	229	—
Other	8,551	14	7,251	11
Total operating expenses	44,307	71	43,605	65
Administrative and general	9,227	15	9,743	14
Depreciation and amortization	12,766	20	11,602	17
Total costs and expenses	66,300	106	64,950	96
Gains on asset dispositions, net	2,913	5	3,388	5
Operating income (loss)	(805)	(1)	5,853	9
Other income (expense):
Interest income	301	1	251	—
Interest expense	(4,748)	(8)	(3,545)	(5)
Derivative losses, net	—	—	(12)	—
Foreign currency gains (losses), net	281	—	(2,960)	(4)
Gain on debt extinguishment	—	—	264	—
Other, net	(17)	—	—	—
Total other income (expense)	(4,183)	(7)	(6,002)	(9)
Loss before income taxes and equity earnings	(4,988)	(8)	(149)	—
Income tax benefit	(1,014)	(2)	(55)	—
Loss before equity earnings	(3,974)	(6)	(94)	—
Equity earnings (losses), net of tax	24	—	(145)	—
Net loss	(3,950)	(6)	(239)	—
Net loss attributable to noncontrolling interest in subsidiary	132	—	197	—
Net loss attributable to Era Group Inc.	$(3,818)	(6)	$(42)	—

Operating Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016		2015
	(in thousands)%		(in thousands)%
Operating revenues:
Oil and gas: (1)
U.S. Gulf of Mexico	$36,812	59	$41,913	62
Alaska	932	1	3,801	6
International	14,054	23	—	—
Total oil and gas	51,798	83	45,714	68
Dry-leasing	3,995	6	11,956	18
Search and rescue	4,891	8	5,238	8
Air medical services	1,898	3	2,367	3
Fixed base operations (“FBO”)	—	—	2,146	3
Eliminations	—	—	(6)	—
	$62,582	100	$67,415	100
____________________

(1)	Primarily oil and gas services, but also includes revenues from activities such as firefighting and utility support.

Current Quarter compared to Prior Year Quarter
Operating Revenues. Operating revenues were $4.8 million lower in the three months ended March 31, 2016 (the “Current Quarter”) compared to the three months ended March 31, 2015 (the “Prior Year Quarter”).
Operating revenues from oil and gas operations in the U.S. Gulf of Mexico were $5.1 million lower in the Current Quarter. Operating revenues from medium and heavy helicopters were $3.7 million and $1.3 million lower, respectively, due to fewer helicopters on contract and lower average rates. Operating revenues from light twin and single engine helicopters were each $0.1 million higher due to higher utilization.
Operating revenues from oil and gas operations in Alaska were $2.9 million lower in the Current Quarter. Operating revenues from medium helicopters were $1.7 million lower due to lower utilization and lower average rates. Operating revenues from light twin helicopters were $0.9 million lower due to lower utilization. Other revenues were $0.3 million lower due to reduced rebillable expenses. Operating revenues from single engine helicopters were consistent with the Prior Year Quarter.
Operating revenues from international oil and gas operations were $14.1 million higher in the Current Quarter due to the consolidation of our Brazilian joint venture, Aeróleo Taxi Aereo S/A (“Aeróleo”) effective October 1, 2015.
Revenues from dry-leasing activities were $8.0 million lower in the Current Quarter primarily due to decreased revenues of $6.2 million resulting from the consolidation of Aeróleo and $1.7 million related to contracts that ended subsequent to the Prior Year Quarter.
Operating revenues from search and rescue ("SAR") activities were $0.3 million lower in the Current Quarter primarily due to the end of a subscriber contract.
Operating revenues from air medical services were $0.5 million lower in the Current Quarter primarily due to a contract that ended subsequent to the Prior Year Quarter.
Operating revenues from FBO activities were $2.1 million lower in the Current Quarter due to the sale of the FBO on May 1, 2015.
Operating Expenses.  Operating expenses were $0.7 million higher in the Current Quarter. Repairs and maintenance expenses were $1.1 million higher primarily due to a $0.8 million increase related to the timing of repairs and a $0.2 million increase related to the consolidation of Aeróleo. Other operating expenses were $1.3 million higher primarily due to a $2.3 million increase resulting from the consolidation of Aeróleo, partially offset by a $1.0 million decrease related to reduced activity in the U.S. Fuel expense was $0.8 million lower due to a $1.9 million decrease related to reduced flight hours, lower average fuel prices and the sale of the FBO, partially offset by an increase of $1.1 million from the consolidation of Aeróleo. Insurance and loss reserves were $0.7 million lower primarily due to lower net rates and reduced activity.
Administrative and General. Administrative and general expenses were $0.5 million lower in the Current Quarter. Shared service expenses were $0.4 million lower due to the termination of the Amended and Restated Transition Services Agreement with SEACOR Holdings Inc. (“SEACOR”). Personnel expenses and travel costs were $0.5 million lower primarily due to a $1.1 million decrease related to headcount reductions and other cost control measures, partially offset by a $0.5 million increase due to the consolidation of Aeróleo. Professional service expenses were $0.3 million higher primarily due to an increase in legal and accounting fees in the Current Quarter.
Depreciation and Amortization. Depreciation and amortization expense was $1.2 million higher in the Current Quarter due to the addition of new helicopters, the completion of a base expansion project and additional information technology infrastructure required as a result of the transition of services from SEACOR.
Gains on Asset Dispositions, Net.  Gains on asset dispositions were $0.5 million lower. In the Current Quarter, we sold a hangar in Alaska, two helicopters and related equipment for proceeds of $4.0 million resulting in gains of $2.9 million. In the Prior Year Quarter, we sold two helicopters for proceeds of $5.4 million resulting in gains of $2.2 million, and a leasing customer exercised a purchase option for three helicopters from which we recognized a gain of $1.2 million.
Operating Income (Loss). Operating loss as a percentage of revenues was 1% in the Current Quarter compared to operating income as a percentage of revenues of 9% in the Prior Year Quarter. Excluding gains on asset dispositions discussed above, operating loss as a percentage of revenues was 6% in the Current Quarter compared to operating income as a percentage of revenues of 4% in the Prior Year Quarter. The decrease in operating income as a percentage of revenues was driven primarily by the consolidation of Aeróleo, increased repairs and maintenance expenses and increased depreciation due to assets, including helicopters, placed in service subsequent to the Prior Year Quarter.
Interest Expense. Interest expense was $1.2 million higher in the Current Quarter primarily due to decreased capitalized interest of $1.7 million and the expensing of previously capitalized interest of $0.3 million due to the refund of helicopter deposits, partially offset by savings of $0.4 million due to the cumulative repurchases of $50.2 million of our 7.750% senior unsecured notes (the “7.750% Senior Notes”) during the prior year.
Foreign Currency Gains (Losses), Net. Foreign currency gains were $0.3 million in the Current Quarter primarily due to the strengthening of the Brazilian real. Foreign currency losses of $3.0 million in the Prior Year Quarter were primarily due to the strengthening of the U.S. dollar resulting in losses on euro-denominated balances and a realized loss on a settled forward currency contract.
Gain on Debt Extinguishment. Gain on debt extinguishment was $0.3 million in the Prior Year Quarter resulting from the repurchase of a portion of the 7.750% Senior Notes. We did not extinguish any debt during the Current Quarter.
Income Tax Benefit. Income tax benefit was $1.0 million higher in the Current Quarter primarily due to a higher pre-tax loss.
Equity Earnings (Losses), Net of Tax. Equity earnings, net of tax, were $0.2 million higher in the Current Quarter primarily due to earnings from our Dart Holding Company (“Dart”) joint venture.
Fleet Count
The following shows details of our helicopter fleet as of March 31, 2016.

	Owned	Joint Ventured	Leased-in	Managed	Total	Max. Pass.(1)	Cruise Speed (mph)	Approx. Range (miles)	Average Age(2) (years)
Heavy:
H225	9	—	—	—	9	19	162	582	6
S92	2	—	—	—	2	19	175	620	—
AW189	2	—	—	—	2	16	173	490	—
	13	—	—	—	13

Medium:
AW139	38	—	—	—	38	12	173	426	6
S76 C+/C++	5	—	—	1	6	12	161	348	9
B212	8	—	—	—	8	11	115	299	37
B412	1	—	—	—	1	11	138	352	35
	52	—	—	1	53

Light—twin engine:
A109	7	—	—	—	7	7	161	405	10
EC135	14	—	2	1	17	7	138	288	8
EC145	3	—	—	2	5	9	150	336	8
BK-117	—	—	2	1	3	9	150	336	N/A
BO-105	3	—	—	—	3	4	138	276	27
	27	—	4	4	35

Light—single engine:
A119	14	—	—	—	14	7	161	270	9
AS350	29	—	—	—	29	5	138	361	20
	43	—	—	—	43
Total Fleet	135	—	4	5	144				12
____________________

(1)	In typical configuration for our operations.

(2)	Reflects the average age of helicopters that are owned by us.

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
As of March 31, 2016, we had unfunded capital commitments of $156.1 million, consisting primarily of agreements to purchase helicopters, including seven AW189 heavy helicopters, two S92 heavy helicopters and five AW169 light twin helicopters. The AW189 and S92 helicopters are scheduled to be delivered in 2016 through 2018. Delivery dates for the AW169 helicopters have yet to be determined. Of these commitments, $40.1 million are payable in 2016, with the remaining commitments payable through 2018, and $129.4 million of the commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability to us other than aggregate liquidated damages of $3.2 million. In addition, we had outstanding options to purchase up to an additional ten AW189 helicopters and two S92 helicopters. If these options are exercised, the helicopters would be scheduled for delivery beginning in 2017 through 2018.
We expect to finance the remaining acquisition costs for these helicopters through a combination of cash on hand, cash provided by operating activities and borrowings under our Revolving Credit Facility.
Summary of Cash Flows

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$14,793	$6,788
Investing activities	2,602	(7,196)
Financing activities	(1,335)	(4,382)
Effect of exchange rate changes on cash and cash equivalents	373	(2,386)
Net increase (decrease) in cash and cash equivalents	$16,433	$(7,176)
Operating Activities
Cash flows provided by operating activities increased by $8.0 million in the Current Quarter compared with the Prior Year Quarter. The components of cash flows provided by operating activities during the Current Quarter and Prior Year Quarter were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Operating income before depreciation and gains on asset dispositions, net	$9,048	$14,067
Changes in operating assets and liabilities before interest and income taxes	6,141	(8,932)
Interest paid	(1,129)	(1,079)
Income taxes	(5)	(5)
Other	738	2,737
Total cash flows provided by operating activities	$14,793	$6,788
Operating income before depreciation and gains on asset dispositions, net was $5.0 million lower in the Current Quarter compared with the Prior Year Quarter primarily due to a decrease in operating revenues of $4.8 million and an increase in operating expenses of $0.7 million, partially offset by a decrease in administrative and general expenses of $0.5 million. See “Results of Operations” above for an explanation of the primary causes of these variances.
During the Current Quarter, changes in operating assets and liabilities before interest and income taxes provided cash flows of $6.1 million primarily due to a decrease in receivables partially offset by an increase in other assets and a decrease in accounts payable and accrued expenses. During the Prior Year Quarter, changes in operating assets and liabilities before interest and income taxes used cash flows of $8.9 million primarily due to an increase in receivables and other assets and a decrease in accounts payable and accrued expenses.
Non-cash expenses consisted primarily of equity award amortization.
Investing Activities
During the Current Quarter, net cash provided by investing activities was $2.6 million primarily as follows:

•	Proceeds from the disposition of property and equipment were $4.0 million.

•	Capital expenditures were $2.1 million, which consisted primarily of spare helicopter parts, equipment and building improvements.

•	Returns of helicopter deposits were $0.5 million.

•	Net principal payments from notes receivable from equity investees and third parties were $0.2 million.
During the Prior Year Quarter, net cash used in investing activities was $7.2 million primarily as follows:

•	Capital expenditures were $8.9 million, which consisted primarily of a base expansion project and deposits on future helicopter deliveries.

•	Proceeds from the disposition of property and equipment were $5.4 million.

•	Deposits into escrow accounts for like-kind exchanges were $2.8 million.

•	Net cash outflows for the settlement of derivative transactions were $1.1 million.

•	Net principal payments received from equity investees and third parties were $0.2 million.
Financing Activities
During the Current Quarter, net cash used in financing activities was $1.3 million primarily as follows:

•	Principal payments on long-term debt were $8.7 million.

•	Proceeds from our Revolving Credit Facility were $7.0 million.

•	Proceeds from share award plans were $0.5 million.

•	Cash used for the repurchase of treasury shares was $0.2 million.
During the Prior Year Quarter, net cash used in financing activities was $4.4 million primarily as follows:

•	Proceeds from the Revolving Credit Facility were $20.0 million.

•	Principal payments on long-term debt were $15.7 million.

•	Cash used for the repurchase of a portion of our 7.750% Senior Notes was $9.3 million.

•	Proceeds from share award plans were $0.6 million.
Amended and Restated Senior Secured Revolving Credit Facility
Our Revolving Credit Facility provides us with the ability to borrow up to $300.0 million with a sub-limit of up to $50.0 million for letters of credit and includes an “accordion” feature which, if exercised and subject to agreement by the lenders and the satisfaction of certain conditions, will increase total commitments by up to $100.0 million. Our availability under the Revolving Credit Facility may be limited by the terms of the 7.750% Senior Notes. As of March 31, 2016, we had the ability to borrow an additional $208.9 million under the Revolving Credit Facility, depending on the value of the collateral pledged under the agreement from time to time.
Senior Notes
On December 7, 2012, we completed an offering of $200.0 million aggregate principal amount of our 7.750% Senior Notes due December 15, 2022. Interest on the notes is payable semi-annually in arrears on June 15 and December 15 of each year. From time to time, we may opportunistically repurchase our 7.750% Senior Notes in open market or privately negotiated transactions on terms we believe to be favorable. We may also redeem the 7.750% Senior Notes at any time and from time to time at a premium as specified in the indenture governing the 7.750% Senior Notes.
Aeróleo Debt
During the three months ended March 31, 2016, the Company prepaid a $1.0 million loan due to a third party in Brazil.

Short and Long-Term Liquidity Requirements
We anticipate that we will generate positive cash flows from operating activities and that these cash flows will be adequate to meet our working capital requirements. During the three months ended March 31, 2016, our cash provided by operating activities was $14.8 million. To support our capital expenditure program and/or other liquidity requirements, we may use operating cash flow, cash balances or proceeds from sales of assets, issue debt or equity, borrow under our Revolving Credit Facility or undertake any combination of the foregoing.
Our availability of long-term financing is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, capital expenditures and a reasonable return on investment. Management will continue to closely monitor our liquidity and the capital and other financing markets.
Off-Balance Sheet Arrangements
On occasion, we and our partners will guarantee certain obligations on behalf of our joint ventures. As of March 31, 2016, we had no such guarantees in place.
Contingencies
Brazilian Tax Disputes
Aeróleo, our Brazilian joint venture subsidiary, is disputing assessments of approximately $6.4 million in taxes, penalties and interest levied by the municipal authorities of Rio de Janeiro (for the period between 2000 to 2005) and Macae (for the period between 2001 to 2006) (collectively, the “Municipal Assessments”). Aeróleo believes that, based on its interpretation of tax legislation supported by clarifying guidance provided by the Supreme Court with respect to the issue in a 2006 ruling, it is in compliance with all applicable tax legislation and plans to defend this claim vigorously at the administrative levels in each jurisdiction. In the event the Municipal Assessments are upheld at the last administrative level, it may be necessary for Aeróleo to deposit the amounts at issue as security to pursue further appeals. Aeróleo has received a final, unfavorable ruling with respect to a similar assessment levied by the Rio de Janeiro State Treasury for the periods between 1994 to 1998 (the “1998 Assessments”). The 1998 Assessments were upheld without taking into consideration the benefit of the clarifying guidance issued by the Supreme Court following the assertion of the claims. We currently anticipate that the final resolution of the 1998 Assessments, including any administrative fine or penalty, would be within established accruals and would not have a material effect on our financial position or results of operations. At March 31, 2016, it is not possible to determine the outcome of the Municipal Assessments, but we do not expect that it would have a material effect on our business, financial position or results of operations. In addition, it is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for any subsequent periods.
Aeróleo is also disputing challenges raised by the Brazilian tax authorities with respect to certain tax credits applied by Aeróleo between 1995 to 2009. The tax authorities are seeking $1.9 million in additional taxes, interest and penalties. Aeróleo believes that, based on its interpretation of tax legislation, it is in compliance with all applicable tax legislation and plans to defend this claim vigorously. At March 31, 2016, it is not possible to determine the outcome of this matter, but we do not expect that it would have a material effect on our business, financial position or results of operations.
Aeróleo is disputing responsibility for $3.5 million of employer social security contributions required to have been remitted by one of its customers relating to the period from 1995 to 1998. Although Aeróleo may be deemed co-responsible for such remittances under the local regulatory regime, the customer’s payments to Aeróleo against presented invoices were made net of the specific remittances required to have been made by the customer and at issue in the claim. As such, we plan to defend this claim vigorously. At March 31, 2016, it is not possible to determine the outcome of this matter, but we do not expect that it would have a material effect on our business, financial position or results of operations.
In October 2015, Aeróleo received written notices of the assessment of $1.8 million in penalties by the State of Rio de Janeiro in respect of Aeróleo’s alleged failure to submit accurate documentation and to fully comply with filing requirements with respect to certain value-added taxes. Although Aeróleo’s review of the allegations remains ongoing, it has determined that the proposed penalties were calculated based on amounts containing a typographical error. Upon correction of the typographical error, Aeróleo expects a significant reduction in the amount of the proposed penalties. At March 31, 2016, it is not possible to determine the outcome of this matter.
Aeróleo is also disputing claims from the Brazilian tax authorities with respect to federal customs taxes levied upon the helicopters leased by Aeróleo and imported into Brazil under a temporary regime and subject to re-export. In order to dispute such assessments and pursue its available legal remedies within the judicial system, Aeróleo deposited the amounts at issue into an escrow account that serves as security and with the presiding judge in the matter controlling the release of such funds. Aeróleo believes that, based on its interpretation of tax legislation and well established aviation industry practice, it is not required to pay such taxes and plans to defend this claim vigorously. At March 31, 2016, it is not possible to determine the outcome of this matter, but we do not expect that it would have a material effect on our business, financial position or results of operations.

For additional information about our contractual obligations and commercial commitments, refer to “Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments” contained in our Annual Report on Form 10-K/A for the year ended December 31, 2015. There have been no material changes since such date.
Contingencies
In the normal course of our business, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management uses estimates in determining our potential exposure to these matters and has recorded reserves in our financial statements as appropriate. It is possible that a change in our estimates related to these exposures could occur, but we do not expect such changes in estimated costs would have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For additional information about our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K/A for the year ended December 31, 2015. There has been no material change in our exposure to market risk during the Current Quarter, except as described below.
As of March 31, 2016, we had non-U.S. dollar denominated capital purchase commitments of €112.3 million ($127.9 million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. dollar equivalent of the non-hedged purchase commitment by $12.8 million. As of March 31, 2016, we maintained non-U.S. dollar denominated cash balances of €1.4 million. An adverse change of 10% in the underlying foreign currency exchange rate would reduce net income by $0.1 million. As of March 31, 2016, we had non-U.S. dollar denominated debt obligations of R$10.1 million ($3.2 million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. dollar equivalent commitment by $0.4 million.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2016. Based on their evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, as of March 31, 2016.
During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.     RISK FACTORS
Our business, results of operations, financial condition, liquidity, cash flow and prospects may be materially and adversely affected by numerous risks and uncertainties. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the risks and uncertainties described below. These risks and uncertainties, along with those presented in our Annual Report on Form 10-K/A for the year ended December 31, 2015, represent some of the more critical risk factors that affect us. Our business operations or actual results could also be similarly impacted by additional risks and uncertainties that are not currently known to us or that we currently deem immaterial to our operations.
We are exposed to credit risks.
We are exposed to credit risk on trade receivables from the unexpected loss in cash and earnings when a customer cannot meet its obligation to us or when the value of security provided declines. Customer credit risk is further enhanced during times of depressed oil prices, like that we are currently experiencing. In addition to collection risk, we are exposed to the risk of potential contractual termination in the event that a customer voluntarily or involuntarily seeks relief from creditors upon becoming insolvent or unable to repay its debts as they become due. To mitigate trade credit risk, we have developed credit policies and procedures that are designed to monitor and limit exposure to credit risk on our receivables. Such policies include the review, approval and monitoring of new customers, annual credit evaluations and credit limits. However, there can be no assurance that such procedures will effectively limit our credit risk and avoid losses and, if not effective, such credit risks could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, any negative impact on the demand for helicopters, including the potential impact on a particular helicopter model following any suspension of operations or grounding or as a result of the global oil and gas market downturn we are currently experiencing, could result in an increase in idle helicopters that could impair our ability to dispose of helicopters and parts in the secondary helicopter market or limit the amounts that we could obtain therefrom.
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
We compete against a number of helicopter operators, including other major global helicopter operators such as Bristow and CHC Group Ltd. In the U.S., we face competition for business in the oil and gas industry from three major operators: Bristow, PHI and Rotorcraft Leasing Company, LLC. In our international markets, we also face competition from local operators in countries where foreign regulations require that contracts be awarded to local companies owned or controlled by nationals or from operators that are more recognized in some of those markets. There can be no assurance that our competitors will not be successful in capturing a share of our present or potential customer base. We also face potential competition from customers that establish their own flight departments and smaller operators with access to capital that can expand their fleets and operate more sophisticated and costly equipment. In providing air medical transport services, we face competition from Air Medical Group Holdings, Air Methods Corporation, PHI and many other operators. In addition, helicopter leasing companies, such as Element Financial Corporation, Lease Corporation International (Aviation) Limited, Macquarie Rotocraft Leasing, Milestone Aviation Group and Waypoint Leasing, provide offerings that compete with, and could capture a share of, our dry-leasing opportunities to third parties. Our competitors, including those that may enter bankruptcy and emerge with a more effective capital structure and lower operating costs, and those helicopter leasing companies that may have a lower cost of capital, may benefit from a competitive advantage permitting them to offer lease rates for helicopters and/or services that are more attractive than those we can be offer. For example, Milestone Aviation Group was acquired in January 2015 by GE Capital Aviation Services, a company with significant resources. We also compete with other providers of search and rescue, utility and flightseeing services in various markets.
For additional information about our risk factors, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the three months ended March 31, 2016:

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	—	$—	—	$22,934,076
February 1, 2016 - February 29, 2016	—	$—	—	$22,934,076
March 1, 2016 - March 31, 2016	14,945	$10.76	—	$22,934,076
____________________

(1)
Represents the purchase of shares of Common Stock by the Company to fund the attendant statutory minimum tax withholding cash obligations in connection with the vesting of restricted stock awards during a period when the employee holder was unable to access the public markets to timely monetize the vesting shares as the open market sale would have resulted in a short-swing profit.

ITEM 6.	EXHIBITS
The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Era Group Inc. (Registrant)

DATE:	May 3, 2016	By:	/s/ Andrew L. Puhala
Andrew L. Puhala, Senior Vice President, Chief Financial Officer

DATE:	May 3, 2016	By:	/s/ Jennifer Whalen
Jennifer Whalen, Vice President, Chief Accounting Officer

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase