Form 10-Q
period 2016-06-30
ERA GROUP INC.
filed 2016-08-03
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016              or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of July 29, 2016 was 20,879,283. The Registrant has no other class of common stock outstanding.

ERA GROUP INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ERA GROUP INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited, in thousands, except share amounts)

	June 30, 2016	December 31, 2015(1)
ASSETS
Current assets:
Cash and cash equivalents	$39,160	$14,370
Receivables:
Trade, net of allowance for doubtful accounts of $1,036 and $2,103 in 2016 and 2015, respectively	36,830	48,639
Tax receivables	6,011	6,085
Other	3,641	3,305
Inventories, net	27,764	27,994
Prepaid expenses	2,563	1,963
Other current assets	191	191
Total current assets	116,160	102,547
Property and equipment	1,172,242	1,175,909
Accumulated depreciation	(336,722)	(316,693)
Property and equipment, net	835,520	859,216
Equity investments and advances	29,299	28,898
Intangible assets	1,148	1,158
Other assets	12,719	12,532
Total assets	$994,846	$1,004,351
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,473	$12,000
Accrued wages and benefits	9,565	9,012
Accrued interest	612	562
Accrued other taxes	2,515	2,520
Accrued contingencies	1,280	2,410
Current portion of long-term debt	1,569	3,278
Other current liabilities	2,184	2,300
Total current liabilities	33,198	32,082
Long-term debt	252,940	263,698
Deferred income taxes	227,933	229,848
Other liabilities	4,418	2,616
Total liabilities	518,489	528,244
Commitments and contingencies (see Note 9)
Redeemable noncontrolling interest	4,573	4,804
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,879,283 and 20,495,694 outstanding in 2016 and 2015, respectively, exclusive of treasury shares	211	207
Additional paid-in capital	435,714	433,175
Retained earnings	38,622	40,502
Treasury shares, at cost, 171,614 and 154,549 shares in 2016 and 2015, respectively	(2,855)	(2,673)
Accumulated other comprehensive income, net of tax	92	92
Total equity	471,784	471,303
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$994,846	$1,004,351
____________________

(1)	Adjusted for the adoption of Accounting Standards Update (“ASU”) 2015-03 whereby $2,740 of debt issuance costs previously included in other assets is now included in long-term debt.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenues	$63,351	$70,738	$125,933	$138,153
Costs and expenses:
Operating	47,396	39,784	91,703	83,389
Administrative and general	8,140	10,779	17,367	20,522
Depreciation and amortization	12,691	11,398	25,457	23,000
Total costs and expenses	68,227	61,961	134,527	126,911
Gains (losses) on asset dispositions, net	1,367	(242)	4,280	3,146
Operating income (loss)	(3,509)	8,535	(4,314)	14,388
Other income (expense):
Interest income	403	317	704	568
Interest expense	(4,130)	(2,881)	(8,878)	(6,426)
Derivative losses, net	—	(10)	—	(22)
Foreign currency gains (losses), net	329	543	610	(2,417)
Gain on debt extinguishment	518	—	518	264
Gain on sale of FBO (see Note 5)	—	12,946	—	12,946
Other, net	46	(9)	29	(9)
Total other income (expense)	(2,834)	10,906	(7,017)	4,904
Income (loss) before income taxes and equity earnings	(6,343)	19,441	(11,331)	19,292
Income tax expense (benefit)	(1,232)	8,138	(2,246)	8,083
Income (loss) before equity earnings	(5,111)	11,303	(9,085)	11,209
Equity earnings (losses), net of tax	601	(198)	625	(343)
Net income (loss)	(4,510)	11,105	(8,460)	10,866
Net loss attributable to noncontrolling interest in subsidiary	6,448	228	6,580	425
Net income (loss) attributable to Era Group Inc.	$1,938	$11,333	$(1,880)	$11,291

Loss per common share:
Basic	$0.09	$0.55	$(0.09)	$0.55
Diluted	$0.09	$0.55	$(0.09)	$0.55

Weighted average common shares outstanding:
Basic	20,361,533	20,273,780	20,290,735	20,235,082
Diluted	20,364,382	20,332,657	20,290,735	20,295,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(4,510)	$11,105	$(8,460)	$10,866
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(137)	—	(140)
Income tax benefit	—	—	—	1
Total other comprehensive income (loss)	—	(137)	—	(139)
Comprehensive income (loss)	(4,510)	10,968	(8,460)	10,727
Comprehensive loss attributable to noncontrolling interest in subsidiary	6,448	228	6,580	425
Comprehensive income (loss) attributable to Era Group Inc.	$1,938	$11,196	$(1,880)	$11,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE NONCONTROLLING INTEREST AND EQUITY (unaudited, in thousands)

		Era Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Equity
December 31, 2015	$4,804	$207	$433,175	$40,502	$(2,673)	$92	$471,303
Issuance of common stock:
Restricted stock grants	—	3	(3)	—	—	—	—
Employee Stock Purchase Plan	—	1	476	—	—	—	477
Tax deficit from share award plans	—	—	(216)	—	—	—	(216)
Share award amortization	—	—	2,261	—	—	—	2,261
Cancellation of restricted stock	—	—	21	—	(21)	—	—
Purchase of treasury shares	—	—	—	—	(161)	—	(161)
Net loss	—	—	—	(8,460)	—	—	(8,460)
Net loss attributable to redeemable noncontrolling interest	(231)	—	—	231	—	—	231
Contribution of capital from joint venture partner	6,349	—	—	—	—	—	—
Adjustment to carrying value of redeemable noncontrolling interest	(6,349)	—	—	6,349	—	—	6,349
June 30, 2016	$4,573	$211	$435,714	$38,622	$(2,855)	$92	$471,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(8,460)	$10,866
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,457	23,000
Share-based compensation	2,261	1,601
Bad debt expense, net	123	(149)
Gains on asset dispositions, net	(4,280)	(3,146)
Debt discount amortization	79	129
Amortization of deferred financing costs	439	516
Derivative losses, net	—	22
Foreign currency losses (gains), net	(912)	2,725
Cash settlements on derivative transactions, net	—	(186)
Gain on debt extinguishment, net	(518)	(264)
Gain on sale of FBO	—	(12,946)
Deferred income tax benefit	(2,492)	(1,235)
Equity losses (earnings), net of tax	(625)	343
Changes in operating assets and liabilities:
Decrease (increase) in receivables	11,833	(7,234)
Decrease (increase) in prepaid expenses and other assets	(993)	891
Increase in accounts payable, accrued expenses and other liabilities	6,649	5,794
Net cash provided by operating activities	28,561	20,727
Cash flows from investing activities:
Purchases of property and equipment	(5,106)	(39,663)
Proceeds from disposition of property and equipment	5,910	8,384
Cash settlements on forward contracts, net	—	(1,103)
Return of helicopter deposits	544	—
Business acquisitions, net of cash acquired	—	(3,165)
Proceeds from sale of FBO	—	14,252
Principal payments on notes due from equity investees	357	340
Principal payments on third party notes receivable	136	25
Escrow deposits, net	—	(500)
Escrow deposits on like-kind exchanges, net	—	(6,174)
Net cash provided by (used in) investing activities	1,841	(27,604)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	7,000	25,000
Payments on long-term debt	(9,093)	(31,320)
Extinguishment of long-term debt	(4,331)	(9,297)
Proceeds from share award plans	477	612
Purchase of treasury shares	(161)	—
Net cash used in financing activities	(6,108)	(15,005)
Effects of exchange rate changes on cash and cash equivalents	496	(1,983)
Net increase (decrease) in cash and cash equivalents	24,790	(23,865)
Cash and cash equivalents, beginning of period	14,370	40,867
Cash and cash equivalents, end of period	$39,160	$17,002
Supplemental cash flow information:
Cash paid for interest	$7,894	$9,548
Cash paid for income taxes	5	(20)
Supplemental disclosure of non-cash financing activities:
Notes payable contributed to subsidiary	6,349	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICY
The condensed consolidated financial statements include the accounts of Era Group Inc. and its consolidated subsidiaries (collectively referred to as the “Company”). The condensed consolidated financial information for the three and six months ended June 30, 2016 and 2015 has been prepared by the Company and has not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of June 30, 2016, its results of operations for the three and six months ended June 30, 2016 and 2015, its comprehensive income for the three and six months ended June 30, 2016 and 2015, its changes in equity for the six months ended June 30, 2016, and its cash flows for the six months ended June 30, 2016 and 2015. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
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
Revenue Recognition. The Company recognizes revenues when they are realized or realizable and earned. Revenues are realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenues that do not meet these criteria are deferred until the criteria are met. The unrecognized revenues and related activity were as follows (in thousands):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Balance at beginning of period	$32,666	$31,047
Revenues deferred during the period	12,321	20,150
Revenues recognized during the period	(7,903)	(14,113)
Balance at end of period	$37,084	$37,084
The deferred revenues noted above originated from Aeróleo, which became a consolidated entity on October 1, 2015, and for which subsequent collections of these deferred amounts are recorded as a settlement of an intercompany receivable and eliminated in consolidation.
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
Business Combinations. The Company recognizes, with certain exceptions, 100% of the acquisition-date fair value of assets acquired, liabilities assumed, and noncontrolling interests in a business combination when the acquisition constitutes a change in control of the acquired entity. All non-cash consideration, including contingent consideration arrangements and pre-acquisition loss and gain contingencies, are measured and recorded at their acquisition-date fair value. Any goodwill resulting from the acquisition is measured as the difference between the consideration given and the recognized bases of the identifiable net assets acquired. Subsequent changes to the fair value of contingent consideration arrangements are generally reflected in earnings. Acquisition-related transaction costs are expensed as incurred and any changes in the acquiring entity’s existing income tax valuation allowances and tax uncertainty accruals are recorded as an adjustment to income tax expense.
The operating results of entities acquired are included in the accompanying consolidated statements of income from the date of acquisition. Operating profits and losses of consolidated subsidiaries that are less than 100% owned are allocated to the owners based on their equity interests, or another method if the ownership documents prescribe such a method. Generally, noncontrolling interests are carried at fair value with any deficits resulting from accumulated losses of a subsidiary allocated to the Company. Subsequent profits recorded by the subsidiary are allocated to the Company to the extent that any losses attributable to noncontrolling interests were previously allocated to the Company.
New Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 - Revenue From Contracts With Customers, which will base revenue recognition on the contract between a vendor and customer and will require reporting entities to allocate the transaction price to various performance obligations in a contract and recognize revenues when those performance obligations are satisfied. In March 2016, the FASB issued ASU 2016-08 - Revenue from Contracts With Customers, in April 2016, the FASB issued ASU 2016-10 - Revenue from Contracts With Customers, and in May 2016, the FASB issued ASU 2016-12 - Revenue from Contracts With Customers, all of which provide guidance on the application of certain principles in ASU 2014-09. Each of ASU 2014-09, 2016-08, 2016-10 and 2016-12 will be effective for annual reporting periods beginning after December 15, 2017 and any interim periods within that period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 and any interim periods within that period. The Company is currently evaluating the potential impact and the method of the adoption of each of ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 on its consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-03 - Interest - Imputation of Interest, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct reduction of the carrying amount of that liability. The recognition and measurement guidance for debt issuance costs is not affected by this ASU. In September 2015, the FASB issued ASU 2015-15 - Interest - Imputation of Interest, which amends ASU 2015-03 to allow issuers to continue to recognize debt issuance costs related to line-of-credit arrangements as an asset and amortize that asset over the term of the credit agreement. The Company adopted ASU 2015-03 and ASU 2015-15 effective on January 1, 2016. As of June 30, 2016 and December 31, 2015, the Company had debt issuance costs of $2.5 million and $2.7 million, respectively, exclusive of debt issuance costs associated with its amended and restated senior secured revolving credit facility (the “Revolving Credit Facility”). The adoption of ASU 2015-03 and ASU 2015-15 reduced other assets and long-term debt by these amounts for both condensed consolidated balance sheets presented.
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
In February 2016, the FASB issued ASU 2016-02 - Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is still evaluating the potential impact of the adoption of ASU 2016-02 on its consolidated financial statements.

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
In March 2016, the FASB issued ASU 2016-09 - Compensation - Stock Compensation, which simplifies several aspects of accounting for share-based payment transactions including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. ASU 2016-09 will be effective for annual reporting periods beginning after December 15, 2016 including interim periods within that period. Early adoption is permitted as of the beginning of an interim or annual period provided that all adjustments are applied as of the beginning of the annual period in which the statement is adopted. The Company has not adopted ASU 2016-09 and believes such adoption will not have a material impact on its consolidated financial statements.

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
As of June 30, 2016 and December 31, 2015, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis.
The estimated fair values of the Company’s other financial assets and liabilities as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2016
LIABILITIES
Long-term debt, including current portion	$254,509	$—	$236,663	$—

December 31, 2015
LIABILITIES
Long-term debt, including current portion	$266,976	$—	$243,817	$—
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
In 2011, the Company entered into two interest rate swap agreements that matured in December 2015 and called for the Company to pay fixed interest rates of 1.29% and 1.76% on an aggregate notional value equal to the principal balance on the underlying promissory notes and receive a variable interest rate based on LIBOR on these notional values. The general purpose of these interest rate swap agreements was to provide protection against increases in interest rates and higher interest costs for the Company. The interest rate swaps were not renewed upon maturity. The Company recognized gains of $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively, which are included in derivative losses, net on the condensed consolidated statements of operations. The Company had no interest rate swap agreements in place as of June 30, 2016 or December 31, 2015.

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
The Company entered into forward contracts during the second quarter of 2014 to mitigate its exposure to exchange rate fluctuations on euro-denominated aircraft purchase commitments. The Company did not designate these contracts as hedges for accounting purposes. The Company recorded a loss of $0 and $0.3 million on these derivative instruments during the three and six months ended June 30, 2015, respectively. This loss is recorded in foreign currency gains (losses), net in the condensed consolidated statements of operations. The Company had no open forward contracts as of June 30, 2016 or December 31, 2015.

4.	ESCROW DEPOSITS
From time to time, the Company enters into Qualified Exchange Accommodation Agreements with third parties to meet the like-kind exchange requirements of Section 1031 of the Internal Revenue Code (“IRC”) and the provisions of Revenue Procedure 2000-37. In accordance with these provisions, the Company is permitted to deposit proceeds from the sale of assets into escrow accounts for the purpose of acquiring other assets and qualifying for the temporary deferral of realized taxable gains. Consequently, the Company establishes escrow accounts with financial institutions for the deposit of funds received on sales of equipment, which are designated for replacement property within a specified period of time. As of June 30, 2016 and December 31, 2015, the Company had no deposits in like-kind exchange escrow accounts.
During the six months ended June 30, 2015, the Company sold one EC135 light twin helicopter for cash proceeds of $2.8 million, net of fees. The sale transaction was treated as a tax-free like-kind exchange for tax purposes under Section 1031 of the IRC whereby proceeds are held by a qualified intermediary until qualified assets are delivered. The Company was unable to purchase a qualifying asset prior to the expiration of the 180-day period subsequent to the closing date of the sale. As a result, the proceeds of $2.8 million were returned to the Company during the third quarter of 2015, and the sale was treated as a taxable event.
Also during the six months ended June 30, 2015, the Company transferred title of one AW139 medium helicopter to Hauser Investments Limited (“Hauser”) in connection with its acquisition of Hauser (see Note 5). This transfer was also treated as a tax-free like-kind exchange whereby Hauser deposited $11.8 million into an escrow account with a qualified intermediary for the benefit of the Company. The Company used these funds to purchase a qualifying asset in 2015.

5.	ACQUISITIONS AND DISPOSITIONS
Sicher Helicopters SAS (“Sicher”). On April 9, 2015, the Company contributed $3.2 million in cash for a 75% interest in Hauser, which owns 100% of Sicher, a Colombian entity. In connection with the acquisition, the Company also transferred title of an AW139 helicopter to Hauser to be used in Sicher’s operations.
The Company recorded all identifiable assets acquired and liabilities assumed at the estimated acquisition date fair value in accordance with Accounting Standards Codification 805 - Business Combinations (“ASC 805”). This acquisition did not represent a material business combination under ASC 805. The acquisition of the 75% interest in Hauser resulted in the recognition of intangible assets, comprised primarily of a Colombian air operator certificate, of $1.4 million. The fair value of the noncontrolling interest was determined using a discounted cash flow analysis.
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
Capital Expenditures. During the six months ended June 30, 2016, capital expenditures were $5.1 million and consisted primarily of spare helicopter parts, equipment and building improvements. In connection with the deferral of helicopter deliveries, the Company ceased capitalizing interest on helicopter deposits in the fourth quarter of 2015. During the three and six months ended June 30, 2015, the Company capitalized interest of $1.9 million and $3.6 million, respectively. As of June 30, 2016 and December 31, 2015, construction in progress, which is a component of property and equipment, included capitalized interest of $4.5 million and $4.7 million, respectively. A summary of changes to our operating helicopter fleet is as follows:
Equipment Additions - The Company had no helicopter acquisitions during the six months ended June 30, 2016. The Company acquired three BO105 light twin helicopters and one AS350 single engine helicopter in connection with the acquisition of Hauser during the six months ended June 30, 2015.

Equipment Dispositions - During the six months ended June 30, 2016, the Company sold or otherwise disposed of property and equipment for proceeds of $5.9 million and recognized gains of $4.3 million. During the six months ended June 30, 2015, the Company sold or otherwise disposed of property and equipment for proceeds of $8.4 million and recognized gains of $1.9 million. Additionally, a dry-leasing customer exercised a purchase option for three helicopters from which the Company recognized a gain of $1.2 million and an investment in sales-type lease of $2.3 million. Subsequent to June 30, 2015, the customer opted for an early buy-out of the sales-type leases.
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
Aeróleo. In certain jurisdictions, local statutory requirements limit the amount of foreign ownership in aviation companies. To satisfy Brazilian ownership requirements, the Company acquired a 50% economic and 20% voting interest in Aeróleo in 2011. As a result of liquidity issues experienced by Aeróleo, it is unable to adequately finance its activities without additional financial support from the Company, making it a VIE. On October 1, 2015, the Company’s partner in Aeróleo transfered its 50% economic and 80% voting interest in Aeróleo to a third party. Following this transaction, the Company has the ability to direct the activities that most significantly affect Aeróleo’s financial performance, making the Company the primary beneficiary.
The condensed consolidated balance sheets at June 30, 2016 and December 31, 2015 include assets of Aeróleo totaling $15.9 million and $17.9 million, respectively. In addition, the condensed consolidated balance sheets at June 30, 2016 and December 31, 2015 include liabilities of $9.3 million and $15.9 million, respectively. The table below represents the assets of Aeróleo which have restrictions on the ability to be distributed to the Company and the liabilities of Aeróleo for which creditors do not have recourse to the Company at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Cash	$1,090	$3,192
Receivables - trade (net of allowance for doubtful accounts of $834 and $1,418 in 2016 and 2015, respectively)	7,746	8,240
Receivables - other	731	179
Inventories, net	726	2,240
Other current assets	128	—
Property and equipment, net	768	696
Intangible assets	3	4
Other assets	4,723	3,367
Accounts payable and accrued expenses	952	1,709
Accrued wages and benefits	2,633	2,108
Accrued other taxes	1,210	1,701
Accrued contingencies	1,280	2,410
Current portion of long-term debt	—	1,524
Other current liabilities	8	450
Long-term debt	—	5,259
Other liabilities	3,171	729
The condensed consolidated statements of operations for the three and six months ended June 30, 2016 include operating revenues of $6.5 million and $14.0 million, respectively, and net loss of $1.4 million and $2.1 million, respectively, as a result of the consolidation of Aeróleo, including the effects of intercompany eliminations. The table below represents the Company’s pro forma results of operations for the three and six months ended June 30, 2015 assuming the consolidation of Aeróleo began on January 1, 2015 (in thousands):

	Historical Results	Pro Forma Adjustments	Pro Forma Results
Three Months Ended June 30, 2015
Operating revenues	$70,738	$11,266	$82,004
Net income attributable to Era Group Inc.	11,333	(2,410)	8,923

Six Months Ended June 30, 2015
Operating revenues	$138,153	$22,591	$160,744
Net income attributable to Era Group Inc.	11,291	(4,033)	7,258

7.	INCOME TAXES
During the three months ended June 30, 2016 and 2015, the Company recorded income tax benefit of $1.2 million and expense of $8.1 million, respectively, resulting in effective tax rates of 19.4% and 41.9%, respectively. During the six months ended June 30, 2016 and 2015, the Company recorded income tax benefit of $2.2 million and expense of $8.1 million, respectively, resulting in effective tax rates of 19.8% and 41.9%, respectively. The decrease in tax rates is primarily due to losses at the Company’s foreign affiliates.
Amounts accrued for interest and penalties associated with unrecognized income tax benefits are included in other expense on the condensed consolidated statements of operations. As of June 30, 2016 and December 31, 2015, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $0.3 million and $0.6 million, respectively.

8.	LONG-TERM DEBT
The Company’s borrowings as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016	December 31, 2015
7.750% Senior Notes (excluding unamortized discount)	$144,828	$149,828
Senior secured revolving credit facility	90,000	90,000
Promissory notes	23,998	24,968
Other	45	9,509
	258,871	274,305
Less: portion due within one year	(1,569)	(3,278)
Less: debt discount, net	(1,813)	(4,589)
Less: unamortized debt issuance costs	(2,549)	(2,740)
Total long-term debt	$252,940	$263,698
7.750% Senior Notes. On December 7, 2012, Era Group issued $200.0 million aggregate principal amount of its 7.750% senior unsecured notes due December 15, 2022 (the “7.750% Senior Notes”) and received net proceeds of $191.9 million. Interest on the 7.750% Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year. During the six months ended June 30, 2016, the Company repurchased $5.0 million of the 7.750% Senior Notes and recognized a gain on extinguishment of $0.5 million. During the six months ended June 30, 2015, the Company repurchased $9.9 million of the 7.750% Senior Notes and recognized a gain on extinguishment of $0.3 million.
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
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at Era Group’s election, either a base rate or LIBOR, each as defined, plus an applicable margin. The applicable margin is based on the Company’s ratio of funded debt to EBITDA, as defined, and ranges from 75 to 200 basis points on the base rate margin and 175 to 300 basis points on the LIBOR margin. The applicable margin as of June 30, 2016 was 100 basis points on the base rate margin and 200 basis points on the LIBOR margin. In addition, the Company is required to pay a quarterly commitment fee based on the average unfunded portion of the committed amount at a rate based on the Company’s ratio of funded debt to EBITDA, as defined, that ranges from 37.5 to 50 basis points. As of June 30, 2016, the commitment fee was 37.5 basis points.
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
As of June 30, 2016, Era Group had $90.0 million of outstanding borrowings under the Revolving Credit Facility and issued letters of credit of $1.1 million. In connection with the amendment of the Revolving Credit Facility in 2014, Era Group incurred debt issuance costs of $2.4 million. Such costs are included in other assets on the condensed consolidated balance sheets and are amortized to interest expense in the condensed consolidated statements of operations over the life of the Revolving Credit Facility.
Aeróleo Debt. During the six months ended June 30, 2016, the Company prepaid a $1.0 million loan due to a third party in Brazil. Also during the six months ended June 30, 2016, the Company and its partner in Aeróleo each contributed notes payable to them by Aeróleo as a contribution of additional capital into Aeróleo. As a result, $6.3 million of debt due to the Company’s partner in Aeróleo was recorded in net loss attributable to noncontrolling interest in subsidiary on the condensed consolidated statements of operations.
Promissory Notes. During the six months ended June 30, 2016, the Company made scheduled payments on other long-term debt of $1.0 million.

9.	COMMITMENTS AND CONTINGENCIES
Fleet. The Company’s unfunded capital commitments as of June 30, 2016 consisted primarily of agreements to purchase helicopters and totaled $152.7 million, of which $39.4 million is payable during the remainder of 2016 with the balance payable through 2018. The Company also had $1.4 million of deposits paid on options not yet exercised. The Company may terminate $125.8 million of its total commitments (inclusive of deposits paid on options not yet exercised) without further liability other than aggregate liquidated damages of $3.0 million.
Included in these commitments are orders to purchase seven AW189 heavy helicopters, two S92 heavy helicopters and five AW169 light twin helicopters. The AW189 and S92 helicopters are scheduled to be delivered in 2016 through 2018. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company had outstanding options to purchase up to an additional ten AW189 helicopters and one S92 helicopter. If these options are exercised, the helicopters would be scheduled for delivery beginning in 2017 through 2018.
Brazilian Tax Disputes. The Company is disputing assessments of approximately $7.1 million in taxes, penalties and interest levied by the municipal authorities of Rio de Janeiro (for the period between 2000 to 2005) and Macae (for the period between 2001 to 2006) (collectively, the “Municipal Assessments”). The Company believes that, based on its interpretation of tax legislation supported by clarifying guidance provided by the Supreme Court of Brazil with respect to the issue in a 2006 ruling, it is in compliance with all applicable tax legislation, has paid all applicable taxes, penalties and interest and plans to defend these claims vigorously at the administrative levels in each jurisdiction. In the event the Municipal Assessments are upheld at the last administrative level, it may be necessary for the Company to deposit the amounts at issue as security to pursue further appeals. The Company received a final, unfavorable ruling with respect to a similar assessment levied by the Rio de Janeiro State Treasury for the periods between 1994 to 1998 (the “1998 Assessments”). The 1998 Assessments were upheld without taking into consideration the benefit of the clarifying guidance issued by the Supreme Court following the assertion of the claims. The final adjudication of the 1998 Assessments requires payment of amounts that are within the established accruals, will be paid in multiple installments over time and are not expected to have a material effect on our financial position or results of operations. At June 30, 2016, it is not possible to determine the outcome of the Municipal Assessments, but the Company does not expect that it would have a material effect on its business, financial position or results of operations. In addition, it is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for any subsequent periods.
The Company is also disputing challenges raised by the Brazilian tax authorities with respect to certain tax credits applied by Aeróleo between 1995 to 2009. The tax authorities are seeking $2.2 million in additional taxes, interest and penalties. The Company believes that, based on its interpretation of tax legislation, it is in compliance with all applicable tax legislation and plans to defend this claim vigorously. At June 30, 2016, it is not possible to determine the outcome of this matter, but the Company does not expect that it would have a material effect on its business, financial position or results of operations.
The Company is disputing responsibility for $2.5 million of employer social security contributions required to have been remitted by one of its customers relating to the period from 1995 to 1998. Although the Company may be deemed co-responsible for such remittances under the local regulatory regime, the customer’s payments to the Company against presented invoices were made net of the specific remittances required to have been made by the customer and at issue in the claim. As such, the Company plans to defend this claim vigorously. At June 30, 2016, it is not possible to determine the outcome of this matter, but the Company does not expect that it would have a material effect on its business, financial position or results of operations.
The Company is disputing certain penalties that are being assessed by the State of Rio de Janeiro in respect of the Company’s alleged failure to submit accurate documentation and to fully comply with filing requirements with respect to certain value-added taxes.  The Company elected to make payment of $0.2 million in installments over time to satisfy a portion of these penalties.  Upon confirming with the asserting authority that the originally proposed penalties of $1.8 million with respect to the balance of the assessments were calculated based on amounts containing a typographical error, the aggregate penalties that remain in dispute total $0.4 million. At June 30, 2016, it is not possible to determine the outcome of this matter.
The Company is also disputing claims from the Brazilian tax authorities with respect to federal customs taxes levied upon the helicopters leased by the Company and imported into Brazil under a temporary regime and subject to re-export. In order to dispute such assessments and pursue its available legal remedies within the judicial system, the Company deposited the amounts at issue into an escrow account that serves as security and with the presiding judge in the matter controlling the release of such funds. The Company believes that, based on its interpretation of tax legislation and well established aviation industry practice, it is not required to pay such taxes and plans to defend this claim vigorously. At June 30, 2016, it is not possible to determine the outcome of this matter, but the Company does not expect that it would have a material effect on its business, financial position or results of operations.
As it relates to the specific cases referred to above, the Company currently anticipates that any administrative fine or penalty ultimately would not have a material effect on its financial position or results of operations. The Company has deposited $7.1 million into escrow accounts controlled by the court with respect to certain of the cases described above and has fully reserved such amounts subject to final determination and the judicial release of such escrow deposits. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intentions and experience.
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
In April 2014, the Company entered into a settlement agreement with Airbus Helicopters (formerly Eurocopter), a division of Airbus Group (formerly European Aeronautic Defense and Space Company), with respect to the extended suspension of operations of H225 heavy helicopters in 2012 and 2013. The settlement agreement provided for certain service and product credit discounts available to the Company to be applied against support services available from Airbus Helicopters covering spare parts, repair and overhaul, service bulletins, technical assistance or other services. During the three and six months ended June 30, 2016, the Company utilized credits in the amount of $0.5 million and $1.7 million, respectively. During the three and six months ended June 30, 2015, the Company utilized credits in the amount of $1.2 million and $2.5 million, respectively. As of June 30, 2016, the Company has utilized all credits available under the agreement.

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

Computations of basic and diluted earnings per common share of the Company for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to Era Group Inc.(1)	$1,890	$11,163	$(1,880)	$11,148
Shares:
Weighted average common shares outstanding - basic	20,361,533	20,273,780	20,290,735	20,235,082
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method(2)	2,849	58,877	—	60,416
Weighted average common shares outstanding - diluted	20,364,382	20,332,657	20,290,735	20,295,498

Earnings (loss) per common share:
Basic	$0.09	$0.55	$(0.09)	$0.55
Diluted	$0.09	$0.55	$(0.09)	$0.55
____________________

(1)
Excludes net income of $48 and $170 attributable to unvested common shares for the three months ended June 30, 2016 and 2015, respectively, and $0 and $143 for the six months ended June 30, 2016 and 2015, respectively.

(2)
Excludes weighted average common shares of 283,764 and 105,000 for the three months ended June 30, 2016 and 2015, respectively, and 292,840 and 79,000 for the six months ended June 30, 2016 and 2015, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.

11.	RELATED PARTY TRANSACTIONS
The Company terminated its Amended and Restated Transition Services Agreement (“TSA”) with SEACOR Holdings Inc. (“SEACOR”) effective June 30, 2015. The Company incurred no costs under the TSA during the three or six months ended June 30, 2016 and costs of $0.2 million and $0.6 million during the three and six months ended June 30, 2015, respectively. Such costs are classified as administrative and general expenses in the condensed consolidated statements of operations. As of June 30, 2016 and December 31, 2015, the Company had a payable due to SEACOR of $0.2 million and less than $0.1 million, respectively.
The Company purchased products from its Dart Holding Company Ltd. (“Dart”) joint venture totaling $0.6 million during each of the three months ended June 30, 2016 and 2015 and $1.1 million and $1.2 million during the six months ended June 30, 2016 and 2015, respectively. The Company also has a note receivable from Dart which had a balance of $3.4 million and $3.6 million as of June 30, 2016 and December 31, 2015, respectively.
During the three months ended June 30, 2016 and 2015, the Company incurred fees of $0.2 million and $0.1 million, respectively, for simulator services from its Era Training Center, LLC (“ETC”) joint venture and provided helicopter, management and other services to ETC totaling less than $0.1 million and $0.1 million, respectively. During each of the six months ended June 30, 2016 and 2015, the Company incurred fees of $0.3 million for simulator services from ETC, and during the six months ended June 30, 2016 and 2015, the Company provided helicopter, management and other services to ETC totaling $0.2 million and $0.3 million, respectively. The Company also has a note receivable from ETC which had a balance of $4.2 million and $4.4 million as of June 30, 2016 and December 31, 2015, respectively.
During the six months ended June 30, 2016, the Company and its partner in Aeróleo each contributed notes payable to them by Aeróleo as a contribution of additional capital into Aeróleo. In connection with the contributions, the Company recorded $6.3 million to net loss attributable to noncontrolling interest in subsidiary on the condensed consolidated statements of operations, representing the carrying value of the note contributed by its partner in Aeróleo.

12.	SHARE-BASED COMPENSATION
Restricted Stock Awards. The number of shares and weighted average grant price of restricted stock awards during the six months ended June 30, 2016 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested as of December 31, 2015	311,372	$22.58
Restricted stock awards granted:
Non-employee directors	40,663	$10.59
Employees	299,250	$10.59
Vested	(132,527)	$22.58
Forfeited	(2,120)	$24.23
Non-vested as of June 30, 2016	516,638	$14.68
The total fair value of shares vested during the six months ended June 30, 2016 and 2015 was $3.0 million and $1.7 million, respectively.
Stock Options. The Company did not grant any stock options during the six months ended June 30, 2016.
Employee Stock Purchase Plan (“ESPP”). During the six months ended June 30, 2016, the Company issued 60,740 shares under the ESPP. As of June 30, 2016, 119,900 shares remain available for issuance under the ESPP.
Total share-based compensation expense, which includes stock options, restricted stock and the ESPP, was $2.3 million and $1.6 million for the six months ended June 30, 2016 and 2015, respectively.

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

Supplemental Condensed Consolidating Balance Sheet as of June 30, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$36,030	$1,768	$1,362	$—	$39,160
Receivables:
Trade, net of allowance for doubtful accounts of $1,036	39	28,906	7,885	—	36,830
Tax receivable	6,000	11	—	—	6,011
Other	—	2,825	816	—	3,641
Inventories, net	—	26,838	926	—	27,764
Prepaid expenses	565	1,858	140	—	2,563
Other current assets	190	1	—	—	191
Total current assets	42,824	62,207	11,129	—	116,160
Property and equipment	—	1,155,702	16,540	—	1,172,242
Accumulated depreciation	—	(335,631)	(1,091)	—	(336,722)
Property and equipment, net	—	820,071	15,449	—	835,520
Equity investments and advances	—	29,299	—	—	29,299
Investments in consolidated subsidiaries	178,291	—	—	(178,291)	—
Intangible assets	—	—	1,148	—	1,148
Deferred taxes	5,876	—	—	(5,876)	—
Intercompany receivables	474,859	—	—	(474,859)	—
Other assets	1,828	6,169	4,722	—	12,719
Total assets	$703,678	$917,746	$32,448	$(659,026)	$994,846
LIABILITIES, REDEEMABLE NONCONTROLLING INTREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$410	$13,793	$1,270	$—	$15,473
Accrued wages and benefits	—	6,906	2,659	—	9,565
Accrued interest	612	—	—	—	612
Accrued other taxes	30	1,275	1,210	—	2,515
Accrued contingencies	—	—	1,280	—	1,280
Current portion of long-term debt	—	1,524	45	—	1,569
Other current liabilities	468	1,685	31	—	2,184
Total current liabilities	1,520	25,183	6,495	—	33,198
Long-term debt	230,466	22,474	—	—	252,940
Deferred income taxes	—	233,132	677	(5,876)	227,933
Intercompany payables	—	444,054	30,805	(474,859)	—
Other liabilities	—	1,301	3,117	—	4,418
Total liabilities	231,986	726,144	41,094	(480,735)	518,489
Redeemable noncontrolling interest	—	4	4,569	—	4,573
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,879,283 outstanding, exclusive of treasury shares	211	—	—	—	211
Additional paid-in capital	435,714	100,306	4,562	(104,868)	435,714
Retained earnings	38,622	91,200	(17,777)	(73,423)	38,622
Treasury shares, at cost, 171,614 shares	(2,855)	—	—	—	(2,855)
Accumulated other comprehensive income, net of tax	—	92	—	—	92
Total equity	471,692	191,598	(13,215)	(178,291)	471,784
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$703,678	$917,746	$32,448	$(659,026)	$994,846

Supplemental Condensed Consolidating Balance Sheet as of December 31, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$7,565	$3,334	$3,471	$—	$14,370
Receivables:
Trade, net of allowance for doubtful accounts of $2,103	39	40,345	8,255	—	48,639
Tax receivables	6,013	72	—	—	6,085
Other	—	3,089	216	—	3,305
Inventories, net	—	25,557	2,437	—	27,994
Prepaid expenses	458	1,411	94	—	1,963
Other current assets	190	1	—	—	191
Total current assets	14,265	73,809	14,473	—	102,547
Property and equipment	—	1,159,441	16,468	—	1,175,909
Accumulated depreciation	—	(316,090)	(603)	—	(316,693)
Net property and equipment	—	843,351	15,865	—	859,216
Equity investments and advances	—	28,898	—	—	28,898
Investments in consolidated subsidiaries	172,335	—	—	(172,335)	—
Intangible assets	—	—	1,158	—	1,158
Deferred income taxes	3,823	—	—	(3,823)	—
Intercompany receivables	515,255	—	—	(515,255)	—
Other assets	2,166	6,999	3,367	—	12,532
Total assets	$707,844	$953,057	$34,863	$(691,413)	$1,004,351
LIABILITIES, REDEEMABLE NONCONTROLLING INTREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$386	$9,635	$1,979	$—	$12,000
Accrued wages and benefits	—	6,875	2,137	—	9,012
Accrued interest	549	13	—	—	562
Current portion of long-term debt	—	1,663	1,615	—	3,278
Accrued other taxes	30	789	1,701	—	2,520
Accrued contingencies	—	—	2,410	—	2,410
Other current liabilities	534	1,311	455	—	2,300
Total current liabilities	1,499	20,286	10,297	—	32,082
Long-term debt	235,134	23,305	5,259	—	263,698
Deferred income taxes	—	232,994	677	(3,823)	229,848
Intercompany payables	—	501,512	13,743	(515,255)	—
Other liabilities	—	1,887	729	—	2,616
Total liabilities	236,633	779,984	30,705	(519,078)	528,244
Redeemable noncontrolling interest	—	4	4,800	—	4,804
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,495,694 outstanding, exclusive of treasury shares	207	—	—	—	207
Additional paid-in capital	433,175	95,543	9,325	(104,868)	433,175
Retained earnings	40,502	77,434	(9,967)	(67,467)	40,502
Treasury shares, at cost, 154,549 shares	(2,673)	—	—	—	(2,673)
Accumulated other comprehensive income, net of tax	—	92	—	—	92
Total equity	471,211	173,069	(642)	(172,335)	471,303
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$707,844	$953,057	$34,863	$(691,413)	$1,004,351

Supplemental Condensed Consolidating Statements of Operations for the Three Months Ended June 30, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$57,392	$17,788	$(11,829)	$63,351
Costs and expenses:
Operating	—	38,760	20,465	(11,829)	47,396
Administrative and general	871	6,875	394	—	8,140
Depreciation	—	12,414	277	—	12,691
Total costs and expenses	871	58,049	21,136	(11,829)	68,227
Gains on asset dispositions, net	—	1,367	—	—	1,367
Operating income (loss)	(871)	710	(3,348)	—	(3,509)
Other income (expense):
Interest income	9	119	275	—	403
Interest expense	(3,841)	(136)	(153)	—	(4,130)
Foreign currency gains (losses), net	(52)	(110)	491	—	329
Gain on debt extinguishment	518	—	—	—	518
Other, net	—	1	45	—	46
Total other income (expense)	(3,366)	(126)	658	—	(2,834)
Income (loss) before income taxes and equity earnings	(4,237)	584	(2,690)	—	(6,343)
Income tax expense (benefit)	(490)	(742)	—	—	(1,232)
Income (loss) before equity earnings	(3,747)	1,326	(2,690)	—	(5,111)
Equity earnings, net of tax	—	601	—	—	601
Equity in earnings (losses) of subsidiaries	5,685	—	—	(5,685)	—
Net income (loss)	1,938	1,927	(2,690)	(5,685)	(4,510)
Net loss attributable to noncontrolling interest in subsidiary	—	6,349	99	—	6,448
Net income (loss) attributable to Era Group Inc.	$1,938	$8,276	$(2,591)	$(5,685)	$1,938

Supplemental Condensed Consolidating Statements of Operations for the Three Months Ended June 30, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$70,550	$431	$(243)	$70,738
Costs and expenses:
Operating	—	39,463	564	(243)	39,784
Administrative and general	1,742	8,885	152	—	10,779
Depreciation	—	11,212	186	—	11,398
Total costs and expenses	1,742	59,560	902	(243)	61,961
Gains on asset dispositions, net	—	2,363	(2,605)	—	(242)
Operating income	(1,742)	13,353	(3,076)	—	8,535
Other income (expense):
Interest income	4	312	1	—	317
Interest expense	(2,756)	(114)	(11)	—	(2,881)
Derivative losses, net	—	(10)	—	—	(10)
Foreign currency gains (losses), net	74	469	—	—	543
Gain on sale of FBO	12,946	—	—	—	12,946
Other, net	—	—	(9)	—	(9)
Total other income (expense)	10,268	657	(19)	—	10,906
Income (loss) before income taxes and equity earnings	8,526	14,010	(3,095)	—	19,441
Income tax expense (benefit)	(2,078)	10,216	—	—	8,138
Income (loss) before equity earnings	10,604	3,794	(3,095)	—	11,303
Equity losses, net of tax	—	(198)	—	—	(198)
Equity in earnings (losses) of subsidiaries	729	—	—	(729)	—
Net income (loss)	11,333	3,596	(3,095)	(729)	11,105
Net loss attributable to noncontrolling interest in subsidiary	—	130	98	—	228
Net income (loss) attributable to Era Group Inc.	$11,333	$3,726	$(2,997)	$(729)	$11,333

Supplemental Condensed Consolidating Statements of Operations for the Six Months Ended June 30, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$116,477	$31,883	$(22,427)	$125,933
Costs and expenses:
Operating	—	75,368	38,762	(22,427)	91,703
Administrative and general	1,919	13,959	1,489	—	17,367
Depreciation	—	24,900	557	—	25,457
Total costs and expenses	1,919	114,227	40,808	(22,427)	134,527
Gains on asset dispositions, net	—	4,280	—	—	4,280
Operating income (loss)	(1,919)	6,530	(8,925)	—	(4,314)
Other income (expense):
Interest income	13	242	449	—	704
Interest expense	(8,184)	(284)	(410)	—	(8,878)
Foreign currency gains (losses), net	17	(224)	817	—	610
Gain on debt extinguishment	518	—	—	—	518
Other, net	—	1	28	—	29
Total other income (expense)	(7,636)	(265)	884	—	(7,017)
Income (loss) before income taxes and equity earnings	(9,555)	6,265	(8,041)	—	(11,331)
Income tax expense (benefit)	(1,719)	(527)	—	—	(2,246)
Income (loss) before equity earnings	(7,836)	6,792	(8,041)	—	(9,085)
Equity earnings, net of tax	—	625	—	—	625
Equity in earnings (losses) of subsidiaries	5,956	—	—	(5,956)	—
Net income (loss)	(1,880)	7,417	(8,041)	(5,956)	(8,460)
Net loss attributable to noncontrolling interest in subsidiary	—	6,349	231	—	6,580
Net income (loss) attributable to Era Group Inc.	$(1,880)	$13,766	$(7,810)	$(5,956)	$(1,880)

Supplemental Condensed Consolidating Statements of Operations for the Six Months Ended June 30, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$138,059	$431	$(337)	$138,153
Costs and expenses:
Operating	—	83,074	652	(337)	83,389
Administrative and general	3,116	17,254	152	—	20,522
Depreciation	—	22,668	332	—	23,000
Total costs and expenses	3,116	122,996	1,136	(337)	126,911
Gains on asset dispositions, net	—	5,751	(2,605)	—	3,146
Operating income	(3,116)	20,814	(3,310)	—	14,388
Other income (expense):
Interest income	9	557	2	—	568
Interest expense	(6,108)	(307)	(11)	—	(6,426)
Derivative losses, net	—	(22)	—	—	(22)
Foreign currency gains (losses), net	616	(3,033)	—	—	(2,417)
Gain on debt extinguishment	264	—	—	—	264
Gain on sale of FBO	12,946	—	—	—	12,946
Other, net	—	—	(9)	—	(9)
Total other income (expense)	7,727	(2,805)	(18)	—	4,904
Income (loss) before income taxes and equity earnings	4,611	18,009	(3,328)	—	19,292
Income tax expense (benefit)	(3,560)	11,643	—	—	8,083
Income (loss) before equity earnings	8,171	6,366	(3,328)	—	11,209
Equity losses, net of tax	—	(343)	—	—	(343)
Equity in earnings (losses) of subsidiaries	3,120	—	—	(3,120)	—
Net income (loss)	11,291	6,023	(3,328)	(3,120)	10,866
Net loss attributable to noncontrolling interest in subsidiary	—	327	98	—	425
Net income (loss) attributable to Era Group Inc.	$11,291	$6,350	$(3,230)	$(3,120)	$11,291

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended June 30, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$1,938	$1,927	$(2,690)	$(5,685)	$(4,510)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—
Income tax benefit	—	—	—	—	—
Total other comprehensive income (loss)	—	—	—	—	—
Comprehensive income (loss)	1,938	1,927	(2,690)	(5,685)	(4,510)
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	6,349	99	—	6,448
Comprehensive income (loss) attributable to Era Group Inc.	$1,938	$8,276	$(2,591)	$(5,685)	$1,938

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended June 30, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$11,333	$3,596	$(3,095)	$(729)	$11,105
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(137)	—	(137)
Income tax benefit	—	—	—	—	—
Total other comprehensive loss	—	—	(137)	—	(137)
Comprehensive income (loss)	11,333	3,596	(3,232)	(729)	10,968
Comprehensive income attributable to noncontrolling interest in subsidiary	—	130	98	—	228
Comprehensive income (loss) attributable to Era Group Inc.	$11,333	$3,726	$(3,134)	$(729)	$11,196

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Six Months Ended June 30, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(1,880)	$7,417	$(8,041)	$(5,956)	$(8,460)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—
Income tax benefit	—	—	—	—	—
Total other comprehensive loss	—	—	—	—	—
Comprehensive income (loss)	(1,880)	7,417	(8,041)	(5,956)	(8,460)
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	6,349	231	—	6,580
Comprehensive income (loss) attributable to Era Group Inc.	$(1,880)	$13,766	$(7,810)	$(5,956)	$(1,880)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Six Months Ended June 30, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$11,291	$6,023	$(3,328)	$(3,120)	$10,866
Other comprehensive loss:
Foreign currency translation adjustments	—	(3)	(137)	—	(140)
Income tax benefit	—	1	—	—	1
Total other comprehensive loss	—	(2)	(137)	—	(139)
Comprehensive income (loss)	11,291	6,021	(3,465)	(3,120)	10,727
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	327	98	—	425
Comprehensive income (loss) attributable to Era Group Inc.	$11,291	$6,348	$(3,367)	$(3,120)	$11,152

Supplemental Condensed Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$28,465	$1,126	$(1,030)	$—	$28,561
Cash flows from investing activities:
Purchases of property and equipment	—	(4,974)	(132)	—	(5,106)
Proceeds from disposition of property and equipment	—	5,910	—	—	5,910
Return of helicopter deposit	—	544	—	—	544
Principal payments on notes due from equity investees	—	357	—	—	357
Principal payments on third party notes receivable	—	136	—	—	136
Net cash provided by (used in) investing activities	—	1,973	(132)	—	1,841
Cash flows from financing activities:
Payments on long-term debt	—	(970)	(1,123)	(7,000)	(9,093)
Proceeds from Revolving Credit Facility	—	—	—	7,000	7,000
Extinguishment of long-term debt	—	—	—	(4,331)	(4,331)
Proceeds from share award plans	—	—	—	477	477
Purchase of treasury shares	—	—	—	(161)	(161)
Borrowings and repayments of intercompany debt	—	(4,015)	—	4,015	—
Net cash used in financing activities	—	(4,985)	(1,123)	—	(6,108)
Effects of exchange rate changes on cash and cash equivalents	—	320	176	—	496
Net increase (decrease) in cash and cash equivalents	28,465	(1,566)	(2,109)	—	24,790
Cash and cash equivalents, beginning of period	7,565	3,334	3,471	—	14,370
Cash and cash equivalents, end of period	$36,030	$1,768	$1,362	$—	$39,160

Supplemental Condensed Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(12,627)	$18,030	$15,324	$—	$20,727
Cash flows from investing activities:
Purchases of property and equipment	—	(39,663)	(11,770)	11,770	(39,663)
Proceeds from disposition of property and equipment	—	20,154	—	(11,770)	8,384
Cash settlements on forward contracts, net	—	—	—	(1,103)	(1,103)
Business acquisitions, net of cash acquired	—	—	(3,165)	—	(3,165)
Proceeds from sale of FBO	—	14,252	—	—	14,252
Principal payments on notes due from equity investees	—	340	—	—	340
Principal payments on third party notes receivable	—	25	—	—	25
Escrow deposits, net	—	(150)	—	(350)	(500)
Escrow deposits on like-kind exchanges, net	—	(6,174)	—	—	(6,174)
Borrowings and repayments of intercompany debt	—	(1,453)	—	1,453	—
Net cash used in investing activities	—	(12,669)	(14,935)	—	(27,604)
Cash flows from financing activities:
Payments on long-term debt	—	(1,296)	(24)	(30,000)	(31,320)
Proceeds from Revolving Credit Facility	—	—	—	25,000	25,000
Extinguishment of long-term debt	—	—	—	(9,297)	(9,297)
Proceeds from share award plans	—	—	—	612	612
Borrowings and repayments of intercompany debt	—	(13,685)	—	13,685	—
Net cash used in financing activities	—	(14,981)	(24)	—	(15,005)
Effects of exchange rate changes on cash and cash equivalents	—	(1,991)	8	—	(1,983)
Net increase (decrease) in cash and cash equivalents	(12,627)	(11,611)	373	—	(23,865)
Cash and cash equivalents, beginning of period	16,481	22,188	2,198	—	40,867
Cash and cash equivalents, end of period	$3,854	$10,577	$2,571	$—	$17,002

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015, included elsewhere herein, and with our annual report on Form 10-K/A for the year ended December 31, 2015.
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

•	the impact of declines in the global economy and financial markets;

•	the impact of fluctuations in foreign currency exchange rates on the Company’s cost to purchase helicopters, spare parts and related services and on asset values;

•	the Company’s credit risk exposure;

•	the Company’s ongoing need to replace aging helicopters;

•	the Company’s reliance on the secondary helicopter market to dispose of older helicopters and related equipment;

•	the Company’s reliance on information technology;

•	the impact of allocation of risk between the Company and its customers;

•	the liability, legal fees and costs in connection with providing emergency response services;

•	risks associated with the Company’s debt structure;

•	the impact of operational and financial difficulties of the Company’s joint ventures and partners;

•	conflict with the other owners of the Company’s non-wholly owned subsidiaries and other equity investees;

•	adverse results of legal proceedings;

•	adverse weather conditions and seasonality;

•	the Company’s ability to obtain insurance coverage and the adequacy and availability of such coverage;

•	the possibility of labor problems;

•	the attraction and retention of qualified personnel;

•	restrictions on the amount of foreign ownership of the Company’s common stock; and

•	various other matters and factors, many of which are beyond the Company’s control.

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
Overview
We are one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the U.S., which is our primary area of operations. Our helicopters are primarily used to transport personnel to, from and between offshore oil and gas production platforms, drilling rigs and other installations. In addition to serving the oil and gas industry, we provide search and rescue, air medical services, utility services and Alaska flightseeing tours, among other activities. We also provide helicopters and related services to third-party helicopter operators. We currently have customers in the U.S., Brazil, Colombia, the Dominican Republic, India, Spain, Suriname and the United Kingdom.
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
Recent Developments
Competitor Bankruptcy
In May 2016, a global competitor filed for Chapter 11 bankruptcy protection and, to date, has rejected leases resulting in the return to lessors of 65 helicopters, including 34 H225 heavy helicopters (one of which was leased from the Company) and 11 AS332 L2 heavy helicopters. This competitor has requested court approval to reject additional leases with respect to an incremental 22 helicopters, including leases with respect to two AS332 L2 helicopters and leases with respect to six helicopters that this competitor is seeking to restructure with court approval. In addition, this competitor seeks to abandon 13 helicopters, including four H225 helicopters, that would result in their transfer to the secured lenders. The return by this competitor of the helicopters subject to rejected leases and the transfer of the abandoned helicopters to the secured lenders could potentially increase the available supply of helicopters. These changes in supply could impact helicopter rates and pricing of helicopters in the secondary market. It is too early to estimate the extent of such an impact on us.
Suspension of H225 and AS332 L2 Operations
In April 2016, an Airbus Helicopters EC225LP (also known as a H225) model helicopter operated by the global competitor referenced above was involved in an accident in Norway. The helicopter was carrying eleven passengers and two crew members at the time of the accident. The accident resulted in thirteen fatalities. The cause of the accident is not yet known and is under investigation by the relevant authorities. The Accident Investigation Board Norway (“AIBN”) published preliminary reports that contained findings from the investigation into the accident in May and June 2016. Pursuant to a safety recommendation published by the AIBN, a number of regulatory authorities issued safety directives suspending operations, with limited exceptions, of all Airbus EC225LP and AS332 L2 model helicopters registered in their jurisdictions, and a number of customers and operators voluntarily suspended operations of those two helicopter models. As of June 30, 2016, we believe there are no H225 or AS332 L2 helicopters operating in offshore oil and gas missions.
We own nine H225 helicopters, including five that are currently located in the U.S., three that are currently located in Brazil and one that was operating in Norway under a lease that was rejected in the Chapter 11 bankruptcy case referenced above.

As of June 30, 2016, the net book value of our H225 helicopters and related inventory of parts and equipment was $164.5 million. During this suspension of H225 helicopter operations, we expect to utilize other heavy and medium helicopters to service our operations.  Although we do not expect the near-term impact of the suspension to be material to our financial condition or results of operations, at this time we cannot anticipate how long the suspension of H225 helicopter operations will last, the market receptivity of the H225 helicopter for future oil and gas operations and the potential impact on residual values of these helicopters.
Fleet Update
The current excess capacity of our medium and heavy helicopters is higher than in the period preceding the current market downturn, which commenced in the latter part of 2014. Our fleet’s excess helicopters include those that are not otherwise under customer contracts, undergoing maintenance, dedicated for charter activity or models subject to operational suspension. Although we take actions to minimize excess capacity, we expect a certain level of excess capacity at any given time in an aviation logistics business as a result of the evolving nature of customers’ needs. Our operating revenues have been negatively impacted as a result of the higher excess capacity, which began during the fourth quarter of 2014 and increased throughout 2015 and into the first half of 2016 primarily as a result of the significant decline in oil and natural gas prices and the related reduction in oil and gas exploration and production activity. Through fleet management initiatives, participation in competitive bids and pursuit of additional opportunities, we are focused on maximizing the utilization of our fleet and reducing the excess capacity in our medium and heavy helicopters. If we are not successful in securing sufficient new projects, we may experience a decline in the near-term utilization of our medium and heavy helicopters which may impact our financial results in 2016 and beyond.
As of June 30, 2016, we had unfunded capital commitments consisting primarily of agreements to purchase helicopters totaling $152.7 million, including seven AW189 heavy helicopters, two S92 heavy helicopters and five AW169 light twin helicopters. The AW189 and S92 helicopters are scheduled to be delivered in 2016 through 2018. Delivery dates for the AW169 helicopters have yet to be determined. In addition, we have outstanding options to purchase up to an additional ten AW189 helicopters and one S92 helicopter. If these options are exercised, the helicopters would be scheduled for delivery beginning in 2017 through 2018. Approximately $125.8 million of these commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability other than aggregate liquidated damages of $3.0 million.

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	(in thousands)%		(in thousands)%		(in thousands)%		(in thousands)%
Operating Revenues:
United States	$43,676	69	$58,458	83	88,396	70	113,917	82
Foreign	19,675	31	12,280	17	37,537	30	24,236	18
Total operating revenues	63,351	100	70,738	100	125,933	100	138,153	100
Costs and Expenses:
Operating:
Personnel	18,717	30	15,975	23	35,852	28	33,311	24
Repairs and maintenance	14,562	23	12,399	17	28,829	23	25,572	18
Insurance and loss reserves	1,680	3	1,991	3	3,071	2	4,124	3
Fuel	3,347	5	2,916	4	6,040	5	6,399	5
Leased-in equipment	250	—	263	—	520	—	492	—
Other	8,840	14	6,240	9	17,391	14	13,491	10
Total operating expenses	47,396	75	39,784	56	91,703	72	83,389	60
Administrative and general	8,140	13	10,779	15	17,367	14	20,522	15
Depreciation and amortization	12,691	20	11,398	16	25,457	20	23,000	17
Total costs and expenses	68,227	108	61,961	87	134,527	106	126,911	92
Gains (losses) on asset dispositions, net	1,367	2	(242)	—	4,280	3	3,146	2
Operating income (loss)	(3,509)	(6)	8,535	13	(4,314)	(3)	14,388	10
Other income (expense):
Interest income	403	1	317	—	704	1	568	1
Interest expense	(4,130)	(6)	(2,881)	(4)	(8,878)	(7)	(6,426)	(5)
Derivative losses, net	—	—	(10)	—	—	—	(22)	—
Foreign currency gains (losses), net	329	—	543	1	610	—	(2,417)	(2)
Gain on debt extinguishment	518	1	—	—	518	—	264	—
Gain on sale of FBO	—	—	12,946	18	—	—	12,946	9
Other, net	46	—	(9)	—	29	—	(9)	—
Total other income (expense)	(2,834)	(4)	10,906	15	(7,017)	(6)	4,904	3
Income (loss) before income taxes and equity earnings	(6,343)	(10)	19,441	28	(11,331)	(9)	19,292	13
Income tax expense (benefit)	(1,232)	(2)	8,138	12	(2,246)	(2)	8,083	5
Income (loss) before equity earnings	(5,111)	(8)	11,303	16	(9,085)	(7)	11,209	8
Equity earnings (losses), net of tax	601	1	(198)	—	625	—	(343)	—
Net income (loss)	(4,510)	(7)	11,105	16	(8,460)	(7)	10,866	8
Net loss attributable to noncontrolling interest in subsidiary	6,448	10	228	—	6,580	5	425	—
Net income (loss) attributable to Era Group Inc.	$1,938	3	$11,333	16	$(1,880)	(2)	$11,291	8

Operating Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	(in thousands)%		(in thousands)%		(in thousands)%		(in thousands)%
Operating revenues:
Oil and gas: (1)
U.S. Gulf of Mexico	$33,312	53	$41,821	59	70,124	56	83,734	61
Alaska	1,273	2	6,009	9	2,205	2	9,810	7
International	16,848	27	47	—	30,902	24	47	—
Total oil and gas	51,433	82	47,877	68	103,231	82	93,591	68
Dry-leasing	2,827	4	12,233	17	6,822	5	24,189	18
Search and rescue	4,590	7	4,989	7	9,481	8	10,227	7
Air medical services	2,007	3	1,914	3	3,905	3	4,281	3
Flightseeing	2,494	4	3,118	4	2,494	2	3,118	2
Fixed base operations (“FBO”)	—	—	614	1	—	—	2,760	2
Eliminations	—	—	(7)	—	—	—	(13)	—
	$63,351	100	$70,738	100	125,933	100	138,153	100
____________________

(1)	Primarily oil and gas services, but also includes revenues from activities such as firefighting and utility support.

Current Quarter compared to Prior Year Quarter
Operating Revenues. Operating revenues were $7.4 million lower in the three months ended June 30, 2016 (the “Current Quarter”) compared to the three months ended June 30, 2015 (the “Prior Year Quarter”).
Operating revenues from oil and gas operations in the U.S. Gulf of Mexico were $8.5 million lower in the Current Quarter. Operating revenues from medium and heavy helicopters were $5.2 million and $2.5 million lower, respectively, due to fewer helicopters on contract and lower average rates. Operating revenues from single engine and light twin helicopters were $0.7 million and $0.4 million lower, respectively, primarily due to lower utilization. Miscellaneous revenues were $0.3 million higher primarily due to a contract termination fee.
Operating revenues from oil and gas operations in Alaska were $4.7 million lower in the Current Quarter. Operating revenues from medium, light twin and single engine helicopters were $3.5 million, $0.6 million and $0.2 million lower, respectively, due to lower utilization. Miscellaneous revenues were $0.5 million lower due to reduced rebillable expenses.
Operating revenues from international oil and gas operations were $16.8 million higher in the Current Quarter. International revenues increased by $14.9 million due to the consolidation of our Brazilian subsidiary, Aeróleo Taxi Aereo S/A (“Aeróleo”), which was effective October 1, 2015, by $1.6 million due to a new contract in Suriname and by $0.3 million due to higher utilization in Colombia.
Revenues from dry-leasing activities were $9.4 million lower in the Current Quarter. Dry-leasing revenues decreased by $7.9 million due to the consolidation of Aeróleo, by $0.7 million due to contracts that ended subsequent to the Prior Year Quarter and by $0.6 million due to the bankruptcy of a customer discussed above.
Operating revenues from search and rescue (“SAR”) activities were $0.4 million lower in the Current Quarter primarily due to fewer subscribers.
Operating revenues from air medical services were $0.1 million higher in the Current Quarter primarily due to increased part sales.
Operating revenues from flightseeing activities were $0.6 million lower in the Current Quarter primarily due to unfavorable weather conditions which resulted in a later start to the flightseeing season and increased flight cancellations.
Operating revenues from FBO activities were $0.6 million lower in the Current Quarter due to the sale of the FBO on May 1, 2015.
Operating Expenses.  Operating expenses were $7.6 million higher in the Current Quarter primarily due to the consolidation of Aeróleo and reduced vendor credits. Personnel costs were $2.7 million higher primarily due to an increase of $3.3 million resulting from the consolidation of Aeróleo, partially offset by a decrease of $0.5 million resulting from reduced headcount in the U.S. Repairs and maintenance expenses were $2.2 million higher primarily due to the absence of a benefit from $1.1 million of PBH buyout credits in the Prior Year Quarter, a $0.7 million increase related to the timing of repairs and a $0.4 million increase related to reduced vendor credits in the Current Quarter. Other operating expenses were $2.6 million higher primarily due to a $3.2 million increase resulting from the consolidation of Aeróleo, partially offset by a $0.6 million decrease in property and other taxes in the U.S.
Administrative and General. Administrative and general expenses were $2.6 million lower in the Current Quarter. Compensation expenses were $1.4 million lower due to a $2.0 million decrease related to reduced headcount and incentive compensation in the U.S., partially offset by an increase of $0.6 million resulting from the consolidation of Aeróleo. Other administrative and general expenses were $0.7 million lower primarily due to the recovery of a previously reserved receivable and $0.4 million lower primarily due to reduced professional service expenses in the Current Quarter.
Depreciation and Amortization. Depreciation and amortization expense was $1.3 million higher in the Current Quarter due to the addition of new helicopters, a base expansion project and additional information technology infrastructure required as a result of the transition of services from SEACOR Holdings Inc. (“SEACOR”).
Gains on Asset Dispositions, Net.  Gains on asset dispositions were $1.6 million higher. In the Current Quarter, we sold or otherwise disposed of two helicopters and related equipment for proceeds of $1.9 million resulting in gains of $1.4 million. In the Prior Year Quarter, we sold or otherwise disposed of five helicopters and related equipment for proceeds of $3.0 million resulting in book losses of $0.2 million.
Operating Income (Loss). Operating loss as a percentage of revenues was 6% in the Current Quarter compared to operating income as a percentage of revenues of 13% in the Prior Year Quarter. Excluding gains on asset dispositions discussed above, operating loss as a percentage of revenues was 8% in the Current Quarter compared to operating income as a percentage of revenues of 13% in the Prior Year Quarter. The decrease in operating income as a percentage of revenues was driven primarily by the decrease in oil and gas revenues in the U.S., the consolidation of Aeróleo, increased repairs and maintenance expenses and increased depreciation due to assets, including helicopters, placed in service subsequent to the Prior Year Quarter.
Interest Expense. Interest expense was $1.2 million higher in the Current Quarter primarily due to decreased capitalized interest of $1.9 million, partially offset by savings of $0.7 million due to the cumulative repurchases of our 7.750% senior unsecured notes (the “7.750% Senior Notes”) subsequent to the Prior Year Quarter.
Gain on Debt Extinguishment. Gain on debt extinguishment was $0.5 million in the Current Quarter due to the repurchase of $5.0 million of our 7.750% Senior Notes. We did not extinguish any debt during the Prior Year Quarter.
Gain on Sale of FBO. The sale of the FBO in the Prior Year Quarter resulted in cash proceeds of $14.3 million and a pre-tax gain of $12.9 million.
Income Tax Expense (Benefit). Income tax benefit was $1.2 million in the Current Quarter compared to expense of $8.1 million in the Prior Year Quarter. The decrease in expense is primarily due to lower pre-tax income and the absence of a nonrecurring charge to deferred taxes recorded in the Prior Year Quarter resulting from the acquisition of Hauser Investments Limited (“Hauser”).
Equity Earnings (Losses), Net of Tax. Equity earnings, net of tax, were $0.6 million in the Current Quarter compared to losses of $0.2 million in the Prior Year Quarter. The increase in equity earnings was primarily due to earnings from our Dart Holding Company Ltd. (“Dart”) joint venture in the Current Quarter.
Net Loss Attributable to Noncontrolling Interest in Subsidiary. During the Current Quarter, we and our partner in Aeróleo each contributed notes payable to us by Aeróleo as a contribution of additional capital into Aeróleo. As a result of this transaction, we reduced total debt by the $6.3 million notes that were contributed by our partner in Aeróleo and recorded a $6.3 million loss attributable to noncontrolling interest in subsidiary.
Current Six Months compared to Prior Six Months
Operating Revenues. Operating revenues were $12.2 million lower in the six months ended June 30, 2016 (the “Current Six Months”) compared to the six months ended June 30, 2015 (the “Prior Six Months”).
Operating revenues from oil and gas operations in the U.S. Gulf of Mexico were $13.6 million lower in the Current Six Months. Operating revenues from medium, single engine and light twin helicopters were $8.9 million, $0.5 million and $0.2 million lower, respectively, primarily due to lower utilization. Operating revenues from heavy helicopters were $3.8 million lower due to fewer helicopters on contract and lower average rates.
Operating revenues from oil and gas operations in Alaska were $7.6 million lower in the Current Six Months. Operating revenues from medium, light twin and single engine helicopters were $5.2 million, $1.5 million and $0.2 million lower, respectively, primarily due to lower utilization. Miscellaneous revenues were $0.7 million lower due to reduced rebillable expenses.
Operating revenues from international oil and gas operations were $30.9 million higher in the Current Six Months. International revenues increased by $29.0 million due to the consolidation of Aeróleo, by $1.6 million due to a new contract in Suriname and by $0.3 million due to higher utilization in Colombia.
Revenues from dry-leasing activities were $17.4 million lower in the Current Six Months. Dry-leasing revenues decreased by $14.1 million due to the consolidation of Aeróleo, by $2.4 million due to contracts that ended subsequent to the Prior Six Months and by $0.6 million due to the bankruptcy of a customer.
Operating revenues from SAR activities were $0.7 million lower in the Current Six Months primarily due to fewer subscribers.
Operating revenues from air medical services were $0.4 million lower in the Current Six Months primarily due to a contract that ended subsequent to the Prior Six Months.
Operating revenues from flightseeing activities were $0.6 million lower in the Current Six Months primarily due to unfavorable weather conditions which resulted in a later start to the flightseeing season and increased flight cancellations.
Operating revenues from FBO activities were $2.8 million lower in the Current Six Months due to the sale of the FBO on May 1, 2015.
Operating Expenses.  Operating expenses were $8.3 million higher in the Current Six Months. Repairs and maintenance expenses were $3.3 million higher primarily due to a $1.5 million increase related to the timing of repairs, a $1.2 million increase related to the absence of a benefit from PBH buyout credits in the Prior Six Months, a $0.3 million increase related to reduced vendor credits in the Current Six Months and a $0.3 million increase resulting from the consolidation of Aeróleo. Other operating expenses were $3.9 million higher due to a $5.5 million increase resulting from the consolidation of Aeróleo, partially offset by a $1.6 million decrease resulting from reduced activity in the U.S. Personnel costs were $2.5 million higher due to an increase of $6.2 million resulting from the consolidation of Aeróleo, partially offset by a decrease of $3.7 million resulting from reduced headcount in the U.S. Insurance and loss reserves were $1.1 million lower primarily due to a reduction in premiums. Fuel expenses were $0.4 million lower due to a $1.7 million decrease in the U.S. due to reduced flight hours and lower average fuel prices and a $1.3 million decrease due to the sale of the FBO, partially offset by an increase of $2.6 million due to the consolidation of Aeróleo.
Administrative and General. Administrative and general expenses were $3.2 million lower in the Current Six Months. Compensation expenses were $1.6 million lower due to a decrease of $2.9 million resulting from reduced headcount and incentive compensation in the U.S., partially offset by an increase of $1.2 million resulting from the consolidation of Aeróleo. Other administrative and general expenses were $0.8 million lower primarily due to the recovery of a previously reserved receivable in the Current Six Months. Shared service charges were $0.6 million lower due to the end of the Amended and Restated Transition Services Agreement with SEACOR.
Depreciation.  Depreciation expense was $2.5 million higher in the Current Six Months due to the addition of new helicopters, a base expansion project and additional information technology infrastructure required as a result of the completion of the transition of services from SEACOR.
Gains on Asset Dispositions, Net.  Gains on asset dispositions were $1.1 million higher in the Current Six Months. During the Current Six Months, we sold or otherwise disposed of a hangar in Alaska, four helicopters and related equipment for total proceeds of $5.9 million resulting in net gains of $4.3 million. During the Prior Six Months, we sold seven helicopters and related equipment for total proceeds of $8.4 million, resulting in net gains of $1.9 million, and a dry-leasing customer exercised a purchase option for three helicopters from which we recognized a gain of $1.2 million.
Operating Income. Operating loss as a percentage of revenues was 3% in the Current Six Months compared to operating income of 10% in the Prior Six Months. Excluding gains on asset dispositions discussed above, operating loss as a percentage of revenues was 7% in the Current Six Months compared to income of 8% in the Prior Six Months. The decrease in operating income as a percentage of revenues was driven primarily by the decrease in oil and gas revenues in the U.S., the consolidation of Aeróleo, increased repairs and maintenance expense, and increased depreciation due to assets, including helicopters, placed in service subsequent to the Prior Six Months.
Interest Expense. Interest expense was $2.5 million higher in the Current Six Months primarily due to decreased capitalized interest of $3.6 million, partially offset by savings of $1.1 million related to the cumulative repurchases of our 7.750% Senior Notes.
Foreign Currency Gains (Losses), Net. Foreign currency gains were $0.6 million in the Current Six Months primarily due to the strengthening of the Brazilian real which resulted in gains on our real-denominated balances. Foreign exchange losses were $2.4 million in the Prior Six Months due to the strengthening of the U.S. dollar which resulted in losses on our euro-denominated balances and realized losses on the settlement of forward currency contracts.
Gain on Debt Extinguishment. Gain on debt extinguishment was $0.5 million in the Current Six Months due to the repurchase of $5.0 million of our 7.750% Senior Notes. Gains on debt extinguishment were $0.3 million in the Prior Six Months due to the repurchase of $9.9 million of our 7.750% Senior Notes.
Gain on Sale of FBO. The sale of the FBO in the Prior Year Quarter resulted in cash proceeds of $14.3 million and a pre-tax gain of $12.9 million.
Income Tax Expense (Benefit). Income tax benefit was $2.2 million in the Current Six Months compared to expense of $8.1 million in the Prior Six Months. The decrease in expense is primarily due to lower pre-tax income and the absence of a nonrecurring charge to deferred taxes recorded in the Prior Six Months resulting from the acquisition of Hauser.
Equity Earnings, Net of Tax. Equity earnings, net of tax, were $0.6 million in the Current Six Months compared to losses of $0.3 million in the Prior Six Months. The increase in equity earnings is primarily due to increased earnings from our Dart joint venture in the Current Six Months.
Net Loss Attributable to Noncontrolling Interest in Subsidiary. During the Current Six Months, we and our partner in Aeróleo each contributed notes payable to us by Aeróleo as a contribution of additional capital into Aeróleo. As a result of this transaction, we reduced total debt by the $6.3 million notes that were contributed by our partner in Aeróleo and recorded a $6.3 million loss attributable to noncontrolling interest in subsidiary.

Fleet Count
The following shows details of our helicopter fleet as of June 30, 2016.

	Owned	Leased-in	Managed	Total	Max. Pass.(1)	Cruise Speed (mph)	Approx. Range (miles)	Average Age(2) (years)
Heavy:
H225	9	—	—	9	19	162	582	6
S92	2	—	—	2	19	175	620	1
AW189	2	—	—	2	16	173	490	1
	13	—	—	13

Medium:
AW139	38	—	—	38	12	173	426	6
S76 C+/C++	5	—	1	6	12	161	348	9
B212	7	—	—	7	11	115	299	37
B412	1	—	—	1	11	138	352	35
	51	—	1	52

Light—twin engine:
A109	7	—	—	7	7	161	405	10
EC135	14	2	1	17	7	138	288	8
EC145	3	—	2	5	9	150	336	8
BK117	—	2	1	3	9	150	336	N/A
BO105	3	—	—	3	4	138	276	27
	27	4	4	35

Light—single engine:
A119	14	—	—	14	7	161	270	9
AS350	28	—	—	28	5	138	361	20
	42	—	—	42
Total Fleet	133	4	5	142				12
____________________

(1)	In typical configuration for our operations.

(2)	Reflects the average age of helicopters that are owned by us.
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
As of June 30, 2016, we had unfunded capital commitments of $152.7 million, consisting primarily of agreements to purchase helicopters, including seven AW189 heavy helicopters, two S92 heavy helicopters and five AW169 light twin helicopters. The AW189 and S92 helicopters are scheduled to be delivered in 2016 through 2018. Delivery dates for the AW169 helicopters have yet to be determined. Of these commitments, $39.4 million are payable in 2016, with the remaining commitments payable through 2018, and $125.8 million of the commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability to us other than aggregate liquidated damages of $3.0 million. In addition, we had outstanding options to purchase up to an additional ten AW189 helicopters and one S92 helicopter. If these options are exercised, the helicopters would be scheduled for delivery beginning in 2017 through 2018.
We expect to finance the remaining acquisition costs for these helicopters through a combination of cash on hand, cash provided by operating activities and borrowings under our Revolving Credit Facility.

Summary of Cash Flows

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$28,561	$20,727
Investing activities	1,841	(27,604)
Financing activities	(6,108)	(15,005)
Effect of exchange rate changes on cash and cash equivalents	496	(1,983)
Net increase (decrease) in cash and cash equivalents	$24,790	$(23,865)
Operating Activities
Cash flows provided by operating activities increased by $7.8 million in the Current Six Months compared to the Prior Six Months. The components of cash flows provided by operating activities during the Current Six Months and Prior Six Months were as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Operating income before depreciation and gains on asset dispositions, net	$16,863	$34,242
Changes in operating assets and liabilities before interest and income taxes	16,982	(9,505)
Interest paid, net of capitalized interest of $0 and $3,631 in 2016 and 2015, respectively	(7,894)	(5,917)
Income taxes	(5)	20
Other	2,615	1,887
Total cash flows provided by operating activities	$28,561	$20,727
Operating income before depreciation and gains on asset dispositions, net was $17.4 million lower in the Current Six Months compared to the Prior Six Months primarily due to a decrease in operating revenues of $12.2 million and an increase in operating expenses of $8.3 million, partially offset by a decrease in administrative and general expenses of $3.2 million. See “Results of Operations” above for an explanation of the primary causes of these variances.
During the Current Six Months, changes in operating assets and liabilities before interest and income taxes provided cash flows of $17.0 million primarily due to a decrease in receivables and an increase in payables and accrued liabilities, partially offset by an increase in prepaid expenses and other assets. During the Prior Six Months, changes in operating assets and liabilities before interest and income taxes used cash flows of $9.5 million primarily due to an increase in receivables and other assets and a decrease in accounts payable and accrued expenses.
Interest paid, net of capitalized interest, was $2.0 million higher as we are no longer capitalizing interest on helicopter deposits in the Current Six Months.
Non-cash expenses consisted primarily of share-based compensation, which was $0.7 million higher in the Current Six Months.
Investing Activities
During the Current Six Months, net cash provided by investing activities was $1.8 million primarily as follows:

•	Proceeds from the disposition of property and equipment were $5.9 million.

•	Capital expenditures were $5.1 million, which consisted primarily of building improvements and the purchase of spare helicopter parts and equipment.

•	Returns of helicopter deposits were $0.5 million.

•	Net principal payments received from equity investees and third parties were $0.5 million.
During the Prior Six Months, net cash used in investing activities was $27.6 million primarily as follows:

•	Capital expenditures were $39.7 million, which consisted primarily of a base expansion project and deposits on future helicopter deliveries.

•	Proceeds from the sale of the FBO were $14.3 million.

•	Proceeds from the disposition of property and equipment were $8.4 million.

•	Deposits into escrow accounts, including for like-kind exchanges, were $6.7 million.

•	Cash outflows for business acquisitions, net of cash acquired, were $3.2 million.

•	Net cash outflows for the settlement of derivative transactions were $1.1 million.

•	Net principal payments received from equity investees and third parties were $0.4 million.
Financing Activities
During the Current Six Months, net cash used in financing activities was $6.1 million primarily as follows:

•	Principal payments on long-term debt were $9.1 million.

•	Proceeds from additional borrowings under our Revolving Credit Facility were $7.0 million.

•	Cash used for the repurchase of a portion of our 7.750% Senior Notes was $4.3 million.

•	Proceeds from share award plans were $0.5 million.

•	Cash used for the repurchase of treasury shares was $0.2 million.
During the Prior Six Months, net cash used in financing activities was $15.0 million primarily as follows:

•	Principal payments on long-term debt were $31.3 million.

•	Proceeds from additional borrowings under our Revolving Credit Facility were $25.0 million.

•	Cash used for the repurchase of a portion of our 7.750% Senior Notes was $9.3 million.

•	Proceeds from share award plans were $0.6 million.
Amended and Restated Senior Secured Revolving Credit Facility
Our Revolving Credit Facility provides us with the ability to borrow up to $300.0 million with a sub-limit of up to $50.0 million for letters of credit and includes an “accordion” feature which, if exercised and subject to agreement by the lenders and the satisfaction of certain conditions, will increase total commitments by up to $100.0 million. Our availability under the Revolving Credit Facility may be limited by the terms of the 7.750% Senior Notes and certain maintenance covenants specified under the Revolving Credit Facility. Based on our operating results through June 30, 2016, we have the ability to borrow an additional $170.4 million under the Revolving Credit Facility.
Senior Notes
On December 7, 2012, we completed an offering of $200.0 million aggregate principal amount of our 7.750% Senior Notes due December 15, 2022. Interest on the notes is payable semi-annually in arrears on June 15 and December 15 of each year. From time to time, we may opportunistically repurchase our 7.750% Senior Notes in open market or privately negotiated transactions on terms we believe to be favorable. During the six months ended June 30, 2016, we repurchased $5.0 million of the 7.750% Senior Notes for total cash of $4.5 million including accrued interest of $0.2 million. During the six months ended June 30, 2015, we repurchased $9.9 million of the 7.750% Senior Notes for total cash of $9.4 million including accrued interest of $0.1 million. As of June 30, 2016, $144.8 million in aggregate principal amount of the 7.750% Senior Notes remains outstanding. We may also redeem the 7.750% Senior Notes at any time and from time to time at a premium as specified in the indenture governing the 7.750% Senior Notes.
Aeróleo Debt
During the six months ended June 30, 2016, we prepaid a $1.0 million loan due to a third party in Brazil. Also during the six months ended June 30, 2016, we and our partner in Aeróleo each contributed notes payable to us by Aeróleo as a contribution of additional capital into Aeróleo. As a result, $6.3 million of debt due to our partner in Aeróleo was recorded in net loss attributable to noncontrolling interest in subsidiary on the accompanying condensed consolidated statements of operations.
Short and Long-Term Liquidity Requirements
We anticipate that we will generate positive cash flows from operating activities and that these cash flows will be adequate to meet our working capital requirements. During the six months ended June 30, 2016, our cash provided by operating activities was $28.6 million. To support our capital expenditure program and/or other liquidity requirements, we may use operating cash flow, cash balances or proceeds from sales of assets, issue debt or equity, borrow under our Revolving Credit Facility or undertake any combination of the foregoing.
Our availability of long-term financing is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, capital expenditures and a reasonable return on investment. Management will continue to closely monitor our liquidity as well as the capital and other financing markets.
Off-Balance Sheet Arrangements
On occasion, we and our partners will guarantee certain obligations on behalf of our joint ventures. As of June 30, 2016, we had no such guarantees in place.
Contingencies
Brazilian Tax Disputes
We are disputing assessments of approximately $7.1 million in taxes, penalties and interest levied by the municipal authorities of Rio de Janeiro (for the period between 2000 to 2005) and Macae (for the period between 2001 to 2006) (collectively, the “Municipal Assessments”). We believe that, based on our interpretation of tax legislation supported by clarifying guidance provided by the Supreme Court of Brazil with respect to the issue in a 2006 ruling, we are in compliance with all applicable tax legislation and plan to defend this claim vigorously at the administrative levels in each jurisdiction. In the event the Municipal Assessments are upheld at the last administrative level, it may be necessary for us to deposit the amounts at issue as security to pursue further appeals. We received a final, unfavorable ruling with respect to a similar assessment levied by the Rio de Janeiro State Treasury for the periods between 1994 to 1998 (the “1998 Assessments”). The 1998 Assessments were upheld without taking into consideration the benefit of the clarifying guidance issued by the Supreme Court following the assertion of the claims. The final adjudication of the 1998 Assessments requires payment of amounts that are within the established accruals, will be paid in multiple installments over time and are not expected to have a material effect on our financial position or results of operations. At June 30, 2016, it is not possible to determine the outcome of the Municipal Assessments, but we do not expect that it would have a material effect on our business, financial position or results of operations. In addition, it is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for any subsequent periods.
We are also disputing challenges raised by the Brazilian tax authorities with respect to certain tax credits applied by Aeróleo between 1995 to 2009. The tax authorities are seeking $2.2 million in additional taxes, interest and penalties. We believe that, based on our interpretation of tax legislation, we are in compliance with all applicable tax legislation and plan to defend this claim vigorously. At June 30, 2016, it is not possible to determine the outcome of this matter, but we do not expect that it would have a material effect on our business, financial position or results of operations.
We are disputing responsibility for $2.5 million of employer social security contributions required to have been remitted by one of our customers relating to the period from 1995 to 1998. Although we may be deemed co-responsible for such remittances under the local regulatory regime, the customer’s payments to us against presented invoices were made net of the specific remittances required to have been made by the customer and at issue in the claim. As such, we plan to defend this claim vigorously. At June 30, 2016, it is not possible to determine the outcome of this matter, but we do not expect that it would have a material effect on our business, financial position or results of operations.
We are disputing certain penalties that are being assessed by the State of Rio de Janeiro in respect of our alleged failure to submit accurate documentation and to fully comply with filing requirements with respect to certain value-added taxes.  We elected to make payment of $0.2 million in installments over time to satisfy a portion of these penalties.  Upon confirming with the asserting authority that the originally proposed penalties of $1.8 million with respect to the balance of the assessments were calculated based on amounts containing a typographical error, the aggregate penalties that remain in dispute total $0.4 million. At June 30, 2016, it is not possible to determine the outcome of this matter, but we do not expect that it would have a material effect on our business, financial position or results of operations.
We are also disputing claims from the Brazilian tax authorities with respect to federal customs taxes levied upon the helicopters leased by us and imported into Brazil under a temporary regime and subject to re-export. In order to dispute such assessments and pursue its available legal remedies within the judicial system, we deposited the amounts at issue into an escrow account that serves as security and with the presiding judge in the matter controlling the release of such funds. We believe that, based on our interpretation of tax legislation and well established aviation industry practice, we are not required to pay such taxes and plan to defend this claim vigorously. At June 30, 2016, it is not possible to determine the outcome of this matter, but we do not expect that it would have a material effect on our business, financial position or results of operations.
Other
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
As of June 30, 2016, we had non-U.S. dollar denominated capital purchase commitments of €112.3 million ($124.4 million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. dollar equivalent of the non-hedged purchase commitment by $12.4 million. As of June 30, 2016, we maintained non-U.S. dollar denominated cash balances of €1.6 million. An adverse change of 10% in the underlying foreign currency exchange rate would reduce net income by $0.1 million. As of June 30, 2016, our Brazilian subsidiary maintained a non-U.S. dollar denominated working capital balance of R$16.2 million ($5.0 million). An adverse change of 10% in the underlying foreign currency exchange rate would reduce our working capital balance by $0.5 million.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2016. Based on their evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, as of June 30, 2016.
During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
We are exposed to credit risks.
We are exposed to credit risk on trade receivables from the unexpected loss in cash and earnings when a customer cannot meet its obligation to us or when the value of security provided declines. Customer credit risk is further enhanced during times of depressed oil prices, like that we are currently experiencing. In addition to collection risk, we are exposed to the risk of potential contractual termination in the event that a customer voluntarily or involuntarily seeks relief from creditors upon becoming insolvent or unable to repay its debts as they become due and the risk of customers seeking to renegotiate contracts on terms more beneficial to the customer. To mitigate trade credit risk, we have developed credit policies and procedures that are designed to monitor and limit exposure to credit risk on our receivables. Such policies include the review, approval and monitoring of new customers, annual credit evaluations and credit limits. However, there can be no assurance that such procedures will effectively limit our credit risk and avoid losses and, if not effective, such credit risks could have a material adverse effect on our business, financial condition and results of operations.
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
We rely on the secondary market to dispose of our older helicopters and related equipment as part of our on-going fleet management activities.
We manage our fleet by evaluating expected demand for helicopter services across global markets, including the type of helicopter needed to meet this demand. As offshore oil and gas drilling and production globally moves to deeper water, more heavy and medium helicopters and newer technology helicopters may be required. As helicopters come off of current contracts or are replaced by newer models, our management evaluates future cash flow potential for such helicopters against our ability to recover our remaining investments in these helicopters through sales into the aftermarket. We are dependent upon the secondary market to dispose of our helicopters and related equipment as our fleet continues to evolve to address changes in demand driven by customer needs. The number of helicopter sales and the amount of gains and losses recorded on these sales is unpredictable. The loss of our ability to dispose of helicopters and related equipment in the secondary market could have a material adverse effect on our business, financial condition and results of operations.
The book value of our owned helicopters as reflected on our balance sheet is based on our practice of depreciating our helicopters over their expected useful life to the expected salvage value to be received for such helicopter at the end of that life.  From time to time, we disclose our net asset value, which is based, in large part, on the fair market value of our helicopters obtained from third party valuation specialists. There is no assurance that either the book value, net asset value or the fair market value of any helicopter represents the amount that we could obtain from an unaffiliated third party in an arm’s length sale of such helicopter, and market factors may impact the need for any impairments of book value, any recorded gains or losses on helicopter sales and our ability to achieve the estimated fair market value of such helicopter.
Any changes in the supply of, or demand for, helicopters could impact the secondary market. Industry conditions, including the global oil and gas market downturn we are currently experiencing, could result in a decline in demand for helicopters in that end market and a corresponding increase in idle helicopters. In May 2016, a global competitor filed for Chapter 11 bankruptcy protection and has received court approval to reject leases resulting in the return to lessors of 65 helicopters. This global competitor has requested approval to reject leases that could result in the return of an additional 22 leased helicopters to lessors and to abandon helicopters that could result in the transfer to its secured lenders of an additional 13 helicopters. In addition, this competitor seeks to restructure the terms of certain of its existing leases, including those leases with respect to six of the 22 leased helicopters that were originally identified for rejection. The rejection and abandonment of these helicopters are expected to increase the number of idle helicopters and could potentially increase the supply of helicopters available for sale. These changes in supply could adversely impact helicopter rates and pricing of helicopters in the secondary market.

In April 2016, an Airbus Helicopters EC225LP (also known as a H225) model helicopter operated by the global competitor referenced above was involved in an accident in Norway. The helicopter was carrying eleven passengers and two crew members at the time of the accident. The accident resulted in thirteen fatalities. The cause of the accident is not yet known and is under investigation by the relevant authorities. The Accident Investigation Board Norway (“AIBN”) published preliminary reports that contained findings from the investigation into the accident in May and June 2016. Pursuant to a safety recommendation published by the AIBN, a number of regulatory authorities issued safety directives suspending operations, with limited exceptions, of all Airbus EC225LP and AS332L2 model helicopters registered in their jurisdictions, and a number of customers and operators voluntarily suspended operations of those two helicopter models. Any extended suspension or grounding of a particular helicopter model, such as the EC225LP and AS332L2, could increase the number of idle helicopters of such model, increase the supply of helicopters of such model available for sale and negatively impact the market value of that helicopter model. As of June 30, 2016, the net book value of our H225 helicopters and related inventory of parts and equipment was $164.5 million. Any negative impact on the demand for helicopters or increase in the supply of helicopters available for sale could impair our ability to dispose of helicopters and related equipment in the secondary market or reduce the amounts that we could obtain therefrom, reduce the market value of our owned helicopter fleet, or affect our ability to effectively manage the size and mix of our fleet, any of which could have a material adverse effect on our business, financial condition and results of operations.
The concentration of certain helicopter models in our fleet could materially adversely affect our business, financial condition or results of operations should any problems specific to these particular models occur.
As of June 30, 2016, two helicopter models - the H225 heavy helicopter model and AW139 medium helicopter model - comprised approximately 57% of the net book value of our helicopter fleet.   If the market demand for either of these models declines, if either of these models experiences technical difficulties or if either of these models is involved in an operational incident, it could cause a diminution in value of the affected model.  In addition, the bankruptcy or shutdown of a helicopter operator or lessor with a large fleet of such helicopter models may result in an oversupply of such model being made available to the market, which could reduce the rates earned by, and/or the value of, such helicopter model.  Due to the high concentration of these models in our fleet, a significant decline in value of any of these models that is other than temporary could result in an impairment to the carrying value of our helicopter fleet. The occurrence of any of these events could materially adversely affect our business, financial condition or results of operations.
For example, the operation of our 9 H225 helicopters is currently suspended following a recent accident involving this helicopter model operated by a competitor.  We cannot anticipate how long the suspension of H225 helicopter operations will last, the market receptivity of the H225 helicopter for future oil and gas operations, the potential impact on residual values of these helicopters or how the suspension may affect the secondary market for this model.   Even if the suspension is lifted, our customers, their employees or the unions to which our customer’s employees belong may refuse to use such model.
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
In certain of our international markets where foreign regulations may require that contracts be awarded to local companies owned or controlled by nationals, we may participate in bids as a subcontractor or vendor to the local bidding company. These third parties may not be able to win these bids for reasons unrelated to us or our safety record, reliability, or equipment. Accordingly, we may lose potential business, which may be significant, for reasons beyond our control.
We compete against a number of helicopter operators, including other major global helicopter operators such as Bristow Group Inc. (“Bristow”) and CHC Group Ltd. In the U.S., we face competition for business in the oil and gas industry from three major operators: Bristow, PHI, Inc. (“PHI”) and Rotorcraft Leasing Company, LLC. In our international markets, we also face competition from local operators in countries where foreign regulations require that contracts be awarded to local companies owned or controlled by nationals or from operators that are more recognized in some of those markets. There can be no assurance that our competitors will not be successful in capturing a share of our present or potential customer base. We also face potential competition from customers that establish their own flight departments and smaller operators with access to capital that can expand their fleets and operate more sophisticated and costly equipment. In providing air medical transport services, we face competition from Air Medical Group Holdings, Air Methods Corporation, PHI and many other operators. In addition, helicopter leasing companies, such as Element Financial Corporation, Lease Corporation International (Aviation) Limited, Macquarie Rotocraft Leasing, Milestone Aviation Group Limited and Waypoint Leasing Limited, provide offerings that compete with, and could capture a share of, our dry-leasing opportunities to third parties. Our competitors, including those that may enter bankruptcy and emerge with a more effective capital structure and lower operating costs, and those helicopter leasing companies that may have a lower cost of capital, may benefit from a competitive advantage permitting them to offer lease rates for helicopters and/or services that are more attractive than those we can be offer. For example, Milestone Aviation Group was acquired in January 2015 by GE Capital Aviation Services, a company with significant resources. We also compete with other providers of search and rescue, utility and flightseeing services in various markets.
If our intangible assets or investments in unconsolidated affiliates become impaired we may be required to record a significant charge to earnings.
We acquire other companies and intangible assets and make investments in unconsolidated affiliates and may not realize all of the economic benefit from those acquisitions or investments which could cause an impairment of our intangible assets or investments in unconsolidated affiliates. We test our indefinite-lived intangibles for impairment at least annually and review our investments in unconsolidated affiliates and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We may be required to record charges in our consolidated financial statements during the period in which any impairment of our intangible assets or investments in unconsolidated affiliates is determined, which could adversely affect our results of operations.
For additional information about our risk factors, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the three months ended June 30, 2016:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	—	$—	—	$22,934,076
May 1, 2016 - May 31, 2016	—	$—	—	$22,934,076
June 1, 2016 - June 30, 2016	—	$—	—	$22,934,076

ITEM 6.	EXHIBITS
The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Era Group Inc. (Registrant)

DATE:	August 2, 2016	By:	/s/ Andrew L. Puhala
Andrew L. Puhala, Senior Vice President, Chief Financial Officer

DATE:	August 2, 2016	By:	/s/ Jennifer Whalen
Jennifer Whalen, Vice President, Chief Accounting Officer

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase