Form 10-Q
period 2016-09-30
ERA GROUP INC.
filed 2016-11-01
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016              or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of October 28, 2016 was 20,940,372. The Registrant has no other class of common stock outstanding.

ERA GROUP INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ERA GROUP INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited, in thousands, except share amounts)

	September 30, 2016	December 31, 2015(1)
ASSETS
Current assets:
Cash and cash equivalents (including $1,680 and $3,192 from VIEs in 2016 and 2015, respectively)	$32,144	$14,370
Receivables:
Trade, net of allowance for doubtful accounts of $1,214 and $2,103 in 2016 and 2015, respectively (including $6,254 and $8,240 from VIEs in 2016 and 2015, respectively)	34,300	48,639
Tax receivables	—	6,085
Other (including $1,008 and $179 from VIEs in 2016 and 2015, respectively)	6,490	3,305
Inventories, net (including $61 and $2,240 from VIEs in 2016 and 2015, respectively)	26,615	27,994
Prepaid expenses (including $129 and $0 from VIEs in 2016 and 2015, respectively)	1,799	1,963
Other current assets	190	191
Total current assets	101,538	102,547
Property and equipment (including $821 and $730 from VIEs in 2016 and 2015, respectively)	1,175,131	1,175,909
Accumulated depreciation (including $67 and $30 from VIEs in 2016 and 2015, respectively)	(347,113)	(316,693)
Property and equipment, net	828,018	859,216
Equity investments and advances	29,595	28,898
Intangible assets	1,141	1,158
Other assets (including $4,210 and $3,367 from VIEs in 2016 and 2015, respectively)	11,177	12,532
Total assets	$971,469	$1,004,351
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (including $1,444 and $1,709 from VIEs in 2016 and 2015, respectively)	$9,132	$12,000
Accrued wages and benefits (including $2,452 and $2,108 from VIEs in 2016 and 2015, respectively)	9,077	9,012
Accrued interest	3,363	562
Accrued income taxes	550	—
Accrued other taxes (including $1,172 and $1,701 from VIEs in 2016 and 2015, respectively)	2,311	2,520
Accrued contingencies (including $1,543 and $2,410 from VIEs in 2016 and 2015, respectively)	1,543	2,410
Current portion of long-term debt (including $0 and $1,524 from VIEs in 2016 and 2015, respectively)	1,539	3,278
Other current liabilities (including $8 and $450 from VIEs in 2016 and 2015, respectively)	2,470	2,300
Total current liabilities	29,985	32,082
Long-term debt (including $0 and $5,259 from VIEs in 2016 and 2015, respectively)	232,655	263,698
Deferred income taxes	227,417	229,848
Other liabilities (including $3,032 and $729 from VIEs in 2016 and 2015, respectively)	4,280	2,616
Total liabilities	494,337	528,244
Commitments and contingencies (see Note 9)
Redeemable noncontrolling interest	4,331	4,804
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,940,372 and 20,495,694 outstanding in 2016 and 2015, respectively, exclusive of treasury shares	211	207
Additional paid-in capital	437,291	433,175
Retained earnings	38,062	40,502
Treasury shares, at cost, 171,614 and 154,549 shares in 2016 and 2015, respectively	(2,855)	(2,673)
Accumulated other comprehensive income, net of tax	92	92
Total equity	472,801	471,303
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$971,469	$1,004,351
____________________

(1)
Adjusted for the adoption of Accounting Standards Update (“ASU”) 2015-03 on January 1, 2016 whereby $2,740 of debt issuance costs previously included in other assets are now included in long-term debt.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating revenues	$65,006	$69,741	$190,939	$207,894
Costs and expenses:
Operating	40,371	43,007	132,074	126,396
Administrative and general	9,504	11,238	26,871	31,760
Depreciation and amortization	12,519	12,186	37,976	35,186
Total costs and expenses	62,394	66,431	196,921	193,342
Gains (losses) on asset dispositions, net	(246)	1,813	4,034	4,959
Operating income (loss)	2,366	5,123	(1,948)	19,511
Other income (expense):
Interest income	466	232	1,170	800
Interest expense	(4,003)	(3,121)	(12,881)	(9,547)
Derivative gains (losses), net	—	8	—	(14)
Foreign currency gains (losses), net	(33)	146	577	(2,271)
Gain (loss) on debt extinguishment	—	(16)	518	248
Gain on sale of FBO (see Note 5)	—	—	—	12,946
Other, net	34	—	63	(9)
Total other income (expense)	(3,536)	(2,751)	(10,553)	2,153
Income (loss) before income taxes and equity earnings	(1,170)	2,372	(12,501)	21,664
Income tax expense (benefit)	69	1,343	(2,177)	9,426
Income (loss) before equity earnings	(1,239)	1,029	(10,324)	12,238
Equity earnings (losses), net of tax	437	(376)	1,062	(719)
Net income (loss)	(802)	653	(9,262)	11,519
Net loss attributable to noncontrolling interest in subsidiary	242	208	6,822	633
Net income (loss) attributable to Era Group Inc.	$(560)	$861	$(2,440)	$12,152

Income (loss) per common share:
Basic	$(0.03)	$0.04	$(0.12)	$0.59
Diluted	$(0.03)	$0.04	$(0.12)	$0.59

Weighted average common shares outstanding:
Basic	20,384,348	20,260,514	20,322,167	20,243,653
Diluted	20,384,348	20,287,069	20,322,167	20,292,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(802)	$653	$(9,262)	$11,519
Other comprehensive income (loss):
Foreign currency translation adjustments	—	136	—	(4)
Income tax benefit	—	—	—	1
Total other comprehensive income (loss)	—	136	—	(3)
Comprehensive income (loss)	(802)	789	(9,262)	11,516
Comprehensive loss attributable to noncontrolling interest in subsidiary	242	208	6,822	633
Comprehensive income (loss) attributable to Era Group Inc.	$(560)	$997	$(2,440)	$12,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE NONCONTROLLING INTEREST AND EQUITY (unaudited, in thousands)

		Era Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Equity
December 31, 2015	$4,804	$207	$433,175	$40,502	$(2,673)	$92	$471,303
Issuance of common stock:
Restricted stock grants	—	3	(3)	—	—	—	—
Employee Stock Purchase Plan	—	1	835	—	—	—	836
Tax deficit from share award plans	—	—	(216)	—	—	—	(216)
Share award amortization	—	—	3,479	—	—	—	3,479
Cancellation of restricted stock	—	—	21	—	(21)	—	—
Purchase of treasury shares	—	—	—	—	(161)	—	(161)
Net loss	—	—	—	(9,262)	—	—	(9,262)
Net loss attributable to redeemable noncontrolling interest	(473)	—	—	473	—	—	473
Contribution of capital from joint venture partner	6,349	—	—	—	—	—	—
Adjustment to carrying value of redeemable noncontrolling interest	(6,349)	—	—	6,349	—	—	6,349
September 30, 2016	$4,331	$211	$437,291	$38,062	$(2,855)	$92	$472,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(9,262)	$11,519
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,976	35,186
Share-based compensation	3,479	2,674
Bad debt expense, net	324	60
Gains on asset dispositions, net	(4,034)	(4,959)
Debt discount amortization	133	191
Amortization of deferred financing costs	684	773
Derivative losses, net	—	14
Foreign currency losses (gains), net	(842)	2,693
Cash settlements on derivative transactions, net	—	(274)
Gain on debt extinguishment, net	(518)	(248)
Gain on sale of FBO	—	(12,946)
Deferred income tax benefit	(2,822)	(5,279)
Equity losses (earnings), net of tax	(1,062)	719
Changes in operating assets and liabilities:
Decrease (increase) in receivables	11,174	(7,500)
Decrease in prepaid expenses and other assets	2,228	2,558
Increase in accounts payable, accrued expenses and other liabilities	9,025	10,662
Net cash provided by operating activities	46,483	35,843
Cash flows from investing activities:
Purchases of property and equipment	(10,712)	(47,260)
Proceeds from disposition of property and equipment	6,138	20,631
Cash settlements on forward contracts, net	—	(1,103)
Return of helicopter deposits	544	—
Business acquisitions, net of cash acquired	—	(3,165)
Proceeds from sale of FBO	—	14,252
Principal payments on notes due from equity investees	539	514
Principal payments on third party notes receivable	212	25
Escrow deposits, net	—	(340)
Escrow deposits on like-kind exchanges, net	—	(1,857)
Net cash used in investing activities	(3,279)	(18,303)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	7,000	35,000
Payments on long-term debt	(29,538)	(52,149)
Extinguishment of long-term debt	(4,331)	(24,335)
Proceeds from share award plans	836	1,096
Tax expense on vested restricted stock	—	(114)
Purchase of treasury shares	(161)	(2,069)
Net cash used in financing activities	(26,194)	(42,571)
Effects of exchange rate changes on cash and cash equivalents	764	(2,028)
Net increase (decrease) in cash and cash equivalents	17,774	(27,059)
Cash and cash equivalents, beginning of period	14,370	40,867
Cash and cash equivalents, end of period	$32,144	$13,808
Supplemental cash flow information:
Cash paid for interest	$8,847	$10,983
Cash paid (refunded) for income taxes	(5,974)	5,990
Supplemental disclosure of non-cash financing activities:
Notes payable contributed to subsidiary	6,349	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICY
The condensed consolidated financial statements include the accounts of Era Group Inc. and its consolidated subsidiaries. Unless the context otherwise indicates, any reference in the Quarterly Report on Form 10-Q to the “Company” refers to Era Group Inc. and its consolidated subsidiaries, and any reference to “Era Group” refers to Era Group Inc. without its subsidiaries. The condensed consolidated financial information for the three and nine months ended September 30, 2016 and 2015 has been prepared by the Company and has not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of September 30, 2016, its results of operations for the three and nine months ended September 30, 2016 and 2015, its comprehensive income for the three and nine months ended September 30, 2016 and 2015, its changes in equity for the nine months ended September 30, 2016, and its cash flows for the nine months ended September 30, 2016 and 2015. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
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
Revenue Recognition. The Company recognizes revenues when they are realized or realizable and earned. Revenues are realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenues that do not meet these criteria are deferred until the criteria are met. The unrecognized revenues and related activity for the periods indicated below were as follows (in thousands):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Balance at beginning of period	$37,084	$31,047
Revenues deferred during the period	12,381	32,531
Revenues recognized during the period	(7,333)	(21,446)
Balance at end of period	$42,132	$42,132
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
Business Combinations. The Company recognizes, with certain exceptions, 100% of the acquisition-date fair value of assets acquired, liabilities assumed, and noncontrolling interests in a business combination when the acquisition constitutes a change in control of the acquired entity. All non-cash consideration, including contingent consideration arrangements and pre-

acquisition loss and gain contingencies, are measured and recorded at their acquisition-date fair value. Any goodwill resulting from the acquisition is measured as the difference between the consideration given and the recognized bases of the identifiable net assets acquired. Subsequent changes to the fair value of contingent consideration arrangements are generally reflected in earnings. Acquisition-related transaction costs are expensed as incurred and any changes in the acquiring entity’s existing income tax valuation allowances and tax uncertainty accruals are recorded as an adjustment to income tax expense.
The operating results of entities acquired are included in the accompanying consolidated statements of income from the date of acquisition. Operating profits and losses of consolidated subsidiaries that are less than 100% owned are allocated to the owners based on their equity interests, or another method if the ownership documents prescribe such a method. Generally, noncontrolling interests are initially valued at fair value with any deficits resulting from accumulated losses of a subsidiary allocated to the Company. Subsequent profits recorded by the subsidiary are allocated to the Company to the extent that any losses attributable to noncontrolling interests were previously allocated to the Company.
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
In August 2014, the FASB issued ASU 2014-15 - Presentation of Financial Statements - Going Concern, which modifies existing guidance on when and how to disclose going-concern uncertainties in the financial statements and requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within a year of the date the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter, and early adoption is permitted. The Company has not adopted ASU 2014-15 and believes such adoption will not have a material impact on its consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-03 - Interest - Imputation of Interest, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct reduction of the carrying amount of that liability. The recognition and measurement guidance for debt issuance costs is not affected by this ASU. In September 2015, the FASB issued ASU 2015-15 - Interest - Imputation of Interest, which amends ASU 2015-03 to allow issuers to continue to recognize debt issuance costs related to line-of-credit arrangements as an asset and amortize that asset over the term of the credit agreement. The Company adopted ASU 2015-03 and ASU 2015-15 effective on January 1, 2016. As of September 30, 2016 and December 31, 2015, the Company had debt issuance costs of $2.5 million and $2.7 million, respectively, exclusive of debt issuance costs associated with its amended and restated senior secured revolving credit facility (the “Revolving Credit Facility”). The adoption of ASU 2015-03 and ASU 2015-15 reduced other assets and long-term debt by these amounts for both condensed consolidated balance sheets presented.
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
In August 2016, the FASB issued ASU 2016-15 - Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in reporting certain transactions on the statement of cash flows by clarifying current GAAP where it may be unclear or does not include adequate explanation. ASU 2016-15 will be effective for annual reporting periods beginning after December 15, 2017 including interim periods within that period. Early adoption is permitted as of the beginning of an interim or annual period provided that all amendments included in ASU 2016-15 are adopted in the same period and applied as of the beginning of the annual period in which the statement is adopted. The Company has not adopted ASU 2016-15 and believes such adoption will not have a material impact on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16 - Income Taxes, which requires entities to recognize income tax consequences of intra-entity transfers of assets, other than inventory, when the transfer occurs rather than when the asset is sold to a third party as is the case under current GAAP. ASU 2016-16 will be effective for annual reporting periods beginning after December 15, 2017 including interim periods within that period. Early adoption is permitted as of the beginning of an annual reporting period for which neither interim nor annual financial statements have been made available. The Company has not adopted ASU 2016-16 and believes such adoption will not have a material impact on its consolidated financial statements.

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
As of September 30, 2016 and December 31, 2015, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis.
The estimated fair values of the Company’s other financial assets and liabilities as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2016
LIABILITIES
Long-term debt, including current portion	$234,194	$—	$213,765	$—

December 31, 2015
LIABILITIES
Long-term debt, including current portion	$266,976	$—	$243,817	$—

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
In 2011, the Company entered into two interest rate swap agreements that matured in December 2015 and called for the Company to pay fixed interest rates of 1.29% and 1.76% on an aggregate notional value equal to the principal balance on the underlying promissory notes and receive a variable interest rate based on LIBOR on these notional values. The general purpose of these interest rate swap agreements was to provide protection against increases in interest rates and higher interest costs for the Company. The interest rate swaps were not renewed upon maturity. The Company recognized gains of $0.1 million and $0.2 million for the three and nine months ended September 30, 2015, respectively, which are included in derivative losses, net on the condensed consolidated statements of operations. The Company had no interest rate swap agreements in place as of September 30, 2016 or December 31, 2015.
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
The Company entered into forward contracts during the second quarter of 2014 to mitigate its exposure to exchange rate fluctuations on euro-denominated aircraft purchase commitments. The Company did not designate these contracts as hedges for accounting purposes. The Company recorded a loss of $0 and $0.3 million on these derivative instruments during the three and nine months ended September 30, 2015, respectively. This loss is recorded in foreign currency gains (losses), net in the condensed consolidated statements of operations. The Company had no open forward contracts as of September 30, 2016 or December 31, 2015.

4.	ESCROW DEPOSITS
From time to time, the Company enters into Qualified Exchange Accommodation Agreements with third parties to meet the like-kind exchange requirements of Section 1031 of the Internal Revenue Code (“IRC”) and the provisions of Revenue Procedure 2000-37. In accordance with these provisions, the Company is permitted to deposit proceeds from the sale of assets into escrow accounts for the purpose of acquiring other assets and qualifying for the temporary deferral of realized taxable gains. Consequently, the Company establishes escrow accounts with financial institutions for the deposit of funds received on sales of equipment, which are designated for replacement property within a specified period of time. As of September 30, 2016 and December 31, 2015, the Company had no deposits in like-kind exchange escrow accounts.
During the nine months ended September 30, 2015, the Company sold one light twin helicopter for cash proceeds of $2.8 million, net of fees. The sale transaction was treated as a tax-free like-kind exchange for tax purposes under Section 1031 of the IRC whereby proceeds are held by a qualified intermediary until qualified assets are delivered. The Company was unable to purchase a qualifying asset prior to the expiration of the 180-day period subsequent to the closing date of the sale. As a result, the proceeds of $2.8 million were returned to the Company during the third quarter of 2015, and the sale was treated as a taxable event.
Also during the nine months ended September 30, 2015, the Company transferred title of one medium helicopter to Hauser Investments Limited (“Hauser”) in connection with its acquisition of Hauser (see Note 5). This transfer was also treated as a tax-free like-kind exchange whereby Hauser deposited $11.8 million into an escrow account with a qualified intermediary for the benefit of the Company. The Company used these funds to purchase a qualifying asset in 2015.

5.	ACQUISITIONS AND DISPOSITIONS
Sicher Helicopters SAS (“Sicher”). On April 9, 2015, the Company contributed $3.2 million in cash for a 75% interest in Hauser, which owns 100% of Sicher, a Colombian entity. In connection with the acquisition, the Company also transferred title of an AW139 medium helicopter to Hauser to be used in Sicher’s operations.
The Company recorded all identifiable assets acquired and liabilities assumed at the estimated acquisition date fair value in accordance with Accounting Standards Codification 805 - Business Combinations (“ASC 805”). This acquisition did not represent a material business combination under ASC 805. The acquisition of the 75% interest in Hauser resulted in the recognition of intangible assets, comprised primarily of a Colombian air operator certificate, of $1.2 million. The fair value of the noncontrolling interest was determined using a discounted cash flow analysis.
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
Capital Expenditures. During the nine months ended September 30, 2016, capital expenditures were $10.7 million and consisted primarily of deposits on future helicopter deliveries, spare helicopter parts, equipment and building improvements. In connection with the deferral of helicopter deliveries, the Company ceased capitalizing interest on helicopter deposits in the fourth quarter of 2015. During the three and nine months ended September 30, 2015, the Company capitalized interest of $1.8 million and $5.4 million, respectively. As of September 30, 2016 and December 31, 2015, construction in progress, which is a component of property and equipment, included capitalized interest of $4.5 million and $4.7 million, respectively. A summary of changes to our operating helicopter fleet is as follows:
Equipment Additions - The Company had no helicopter acquisitions during the nine months ended September 30, 2016. The Company acquired three BO105 light twin helicopters and one AS350 single engine helicopter in connection with the acquisition of Hauser during the nine months ended September 30, 2015.
Equipment Dispositions - During the nine months ended September 30, 2016, the Company sold or otherwise disposed of property and equipment for proceeds of $6.1 million and recognized gains of $4.0 million. During the nine months ended September 30, 2015, the Company sold or otherwise disposed of property and equipment for proceeds of $18.5 million and recognized gains of $3.1 million. Additionally, a dry-leasing customer exercised a purchase option for three helicopters from which the Company recognized a gain of $1.2 million and investments in sales-type leases of $2.3 million. Subsequent to exercising the purchase option, the customer opted for an early buy-out of two of the three sales type leases, resulting in cash proceeds of $2.1 million and additional gains of $0.6 million. The customer opted for an early buy-out of the remaining sales-type lease in the fourth quarter of 2015.
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
The Company’s condensed consolidated balance sheets at September 30, 2016 and December 31, 2015 include assets of Aeróleo totaling $14.1 million and $17.9 million, respectively. The distribution of these assets to Era Group and its subsidiaries other than Aeróleo is subject to restrictions. The Company’s condensed consolidated balance sheets at September 30, 2016 and December 31, 2015 include liabilities of Aeróleo of $9.7 million and $15.9 million, respectively. The creditors for such liabilities do not have recourse to Era Group or its subsidiaries other than Aeróleo.
The Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2016 include operating revenues of $7.5 million and $21.6 million, respectively, and a net loss of $2.4 million and $4.5 million, respectively, as a result of the consolidation of Aeróleo, including the effects of intercompany eliminations. The table below represents the Company’s pro forma results of operations for the three and nine months ended September 30, 2015 assuming the consolidation of Aeróleo began on January 1, 2015 (in thousands):

	Historical Results	Pro Forma Adjustments	Pro Forma Results
Three Months Ended September 30, 2015
Operating revenues	$69,741	$12,932	$82,673
Net income attributable to Era Group Inc.	861	(4)	857

Nine Months Ended September 30, 2015
Operating revenues	$207,894	$35,523	$243,417
Net income attributable to Era Group Inc.	12,152	(4,037)	8,115

7.	INCOME TAXES
During the three months ended September 30, 2016 and 2015, the Company recorded income tax expense of $0.1 million and $1.3 million, respectively, resulting in effective tax rates of (5.9)% and 56.6%, respectively. During the nine months ended September 30, 2016 and 2015, the Company recorded income tax benefit of $2.2 million and expense of $9.4 million, respectively, resulting in effective tax rates of 17.4% and 43.5%, respectively. The decrease in tax rates is primarily due to losses at the Company’s foreign affiliates.
Amounts accrued for interest and penalties associated with unrecognized income tax benefits are included in other expense on the condensed consolidated statements of operations. As of September 30, 2016 and December 31, 2015, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $0.5 million and $0.6 million, respectively.

8.	LONG-TERM DEBT
The Company’s borrowings as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016	December 31, 2015
7.750% Senior Notes (excluding unamortized discount)	$144,828	$149,828
Senior secured revolving credit facility	70,000	90,000
Promissory notes	23,582	24,968
Other	15	9,509
	238,425	274,305
Less: portion due within one year	(1,539)	(3,278)
Less: debt discount, net	(1,758)	(4,589)
Less: unamortized debt issuance costs	(2,473)	(2,740)
Total long-term debt	$232,655	$263,698
7.750% Senior Notes. On December 7, 2012, Era Group issued $200.0 million aggregate principal amount of its 7.750% senior unsecured notes due December 15, 2022 (the “7.750% Senior Notes”) and received net proceeds of $191.9 million. Interest on the 7.750% Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year. During the nine months ended September 30, 2016, the Company repurchased $5.0 million of the 7.750% Senior Notes and recognized a gain on extinguishment of $0.5 million. During the nine months ended September 30, 2015, the Company repurchased $24.9 million of the 7.750% Senior Notes and recognized a gain on extinguishment of $0.2 million.
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
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at Era Group’s election, either a base rate or LIBOR, each as defined, plus an applicable margin. The applicable margin is based on the Company’s ratio of funded debt to EBITDA, as defined, and ranges from 75 to 200 basis points on the base rate margin and 175 to 300 basis points on the LIBOR margin. The applicable margin as of September 30, 2016 was 125 basis points on the base rate margin and 225 basis points on the LIBOR margin. In addition, the Company is required to pay a quarterly commitment fee based on the average unfunded portion of the committed amount at a rate based on the Company’s ratio of funded debt to EBITDA, as defined, that ranges from 37.5 to 50 basis points. As of September 30, 2016, the commitment fee was 50 basis points.
The obligations under the Revolving Credit Facility are secured by a portion of the Company’s helicopter fleet and the Company’s other tangible and intangible assets and are guaranteed by Era Group’s wholly owned U.S. subsidiaries. The Revolving Credit Facility contains various restrictive covenants including interest coverage, total leverage and asset coverage ratios, as well as other customary covenants including certain restrictions on the Company’s ability to enter into certain transactions, including those that could result in the incurrence of additional indebtedness and liens, the making of loans, guarantees or investments, sales of assets, payments of dividends or repurchases of capital stock, and entering into transactions with affiliates.
As of September 30, 2016, Era Group had $70.0 million of outstanding borrowings under the Revolving Credit Facility and issued letters of credit of $1.2 million. In connection with the amendment of the Revolving Credit Facility in 2014, Era Group incurred debt issuance costs of $2.4 million. Such costs are included in other assets on the condensed consolidated balance sheets and are amortized to interest expense in the condensed consolidated statements of operations over the life of the Revolving Credit Facility.
Aeróleo Debt. During the nine months ended September 30, 2016, the Company prepaid a $1.0 million loan issued by Aeróleo due to a third party in Brazil. Also during the nine months ended September 30, 2016, the Company and its partner in Aeróleo each contributed notes payable to them by Aeróleo as a contribution of additional capital into Aeróleo. As a result, $6.3 million of debt due to the Company’s partner in Aeróleo was recorded in net loss attributable to noncontrolling interest in subsidiary on the condensed consolidated statements of operations.
Promissory Notes. During the nine months ended September 30, 2016, the Company made scheduled payments on other long-term debt of $1.4 million. During the third quarter of 2016, these notes were amended to, among other things, provide for cross-collateralization such that the helicopters now secure both promissory notes.

9.	COMMITMENTS AND CONTINGENCIES
Fleet. The Company’s unfunded capital commitments as of September 30, 2016 consisted primarily of agreements to purchase helicopters and totaled $150.3 million, of which $35.6 million is expected to become payable during the remainder of 2016 with the balance payable through 2018. The Company also had $1.3 million of deposits paid on options not yet exercised. The Company may terminate $107.7 million of its total commitments (inclusive of deposits paid on options not yet exercised) without further liability other than aggregate liquidated damages of $2.5 million.
Included in these commitments are orders to purchase seven AW189 heavy helicopters, two S92 heavy helicopters and five AW169 light twin helicopters. The AW189 and S92 helicopters are scheduled to be delivered in 2016 through 2018. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company had outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery beginning in 2017 through 2018.
Brazilian Tax Disputes. The Company is disputing assessments of approximately $7.1 million in taxes, penalties and interest levied by the municipal authorities of Rio de Janeiro (for the period between 2000 to 2005) and Macae (for the period between 2001 to 2006) (collectively, the “Municipal Assessments”). The Company believes that, based on its interpretation of tax legislation supported by clarifying guidance provided by the Supreme Court of Brazil with respect to the issue in a 2006 ruling, it is in compliance with all applicable tax legislation, has paid all applicable taxes, penalties and interest and plans to defend these claims vigorously at the administrative levels in each jurisdiction. In the event the Municipal Assessments are upheld at the last administrative level, it may be necessary for the Company to deposit the amounts at issue as security to pursue further appeals. The Company received a final, unfavorable ruling with respect to a similar assessment levied by the Rio de Janeiro State Treasury for the periods between 1994 to 1998 (the “1998 Assessments”). The 1998 Assessments were upheld without taking into consideration the benefit of the clarifying guidance issued by the Supreme Court following the assertion of the claims. The final adjudication of the 1998 Assessments requires payment of amounts that are within the established accruals, will be paid in multiple installments over time and are not expected to have a material effect on our financial position or results of operations. At September 30, 2016, it is not possible to determine the outcome of the Municipal Assessments, but the Company does not expect that an adverse outcome would have a material effect on its business, financial position or results of operations. In addition, it is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for any subsequent periods.
The Company is also disputing challenges raised by the Brazilian tax authorities with respect to certain tax credits applied by Aeróleo between 1995 to 2009. The tax authorities are seeking $2.2 million in additional taxes, interest and penalties. The Company believes that, based on its interpretation of tax legislation, it is in compliance with all applicable tax legislation and plans to defend this claim vigorously. At September 30, 2016, it is not possible to determine the outcome of this matter, but the

Company does not expect that an adverse outcome would have a material effect on its business, financial position or results of operations.
The Company is disputing responsibility for $2.7 million of employer social security contributions required to have been remitted by one of its customers relating to the period from 1995 to 1998. Although the Company may be deemed co-responsible for such remittances under the local regulatory regime, the customer’s payments to the Company against presented invoices were made net of the specific remittances required to have been made by the customer and at issue in the claim. As such, the Company plans to defend this claim vigorously. At September 30, 2016, it is not possible to determine the outcome of this matter, but the Company does not expect that an adverse outcome would have a material effect on its business, financial position or results of operations.
The Company is disputing certain penalties that are being assessed by the State of Rio de Janeiro in respect of the Company’s alleged failure to submit accurate documentation and to fully comply with filing requirements with respect to certain value-added taxes.  The Company elected to make payment of $0.2 million in installments over time to satisfy a portion of these penalties.  Upon confirming with the asserting authority that the originally proposed penalties of $1.6 million with respect to the balance of the assessments were calculated based on amounts containing a typographical error, the aggregate penalties that remain in dispute total $0.4 million. At September 30, 2016, it is not possible to determine the outcome of this matter.
The Company is also disputing claims from the Brazilian tax authorities with respect to federal customs taxes levied upon the helicopters leased by the Company and imported into Brazil under a temporary regime and subject to re-export. In order to dispute such assessments and pursue its available legal remedies within the judicial system, the Company deposited the amounts at issue into an escrow account that serves as security and with the presiding judge in the matter controlling the release of such funds. The Company believes that, based on its interpretation of tax legislation and well established aviation industry practice, it is not required to pay such taxes and plans to defend this claim vigorously. At September 30, 2016, it is not possible to determine the outcome of this matter, but the Company does not expect that an adverse outcome would have a material effect on its business, financial position or results of operations.
As it relates to the specific cases referred to above, the Company currently anticipates that any administrative fine or penalty ultimately would not have a material effect on its financial position or results of operations. The Company has deposited $7.5 million into escrow accounts controlled by the court with respect to certain of the cases described above and has fully reserved such amounts subject to final determination and the judicial release of such escrow deposits. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intentions and experience.
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
In April 2014, the Company entered into a settlement agreement with Airbus Helicopters (formerly Eurocopter), a division of Airbus Group (formerly European Aeronautic Defense and Space Company), with respect to the extended suspension of operations of H225 heavy helicopters in 2012 and 2013. The settlement agreement provided for certain service and product credit discounts available to the Company to be applied against support services available from Airbus Helicopters covering spare parts, repair and overhaul, service bulletins, technical assistance or other services. During the three and nine months ended September 30, 2016, the Company utilized credits in the amount of $0 and $1.7 million, respectively. During the three and nine months ended September 30, 2015, the Company utilized credits in the amount of $1.4 million and $3.9 million, respectively. As of September 30, 2016, the Company has utilized all credits available under the agreement.

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

Computations of basic and diluted earnings per common share of the Company for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to Era Group Inc.	$(560)	$861	$(2,440)	$12,152
Net income attributable to participating securities	—	13	—	163
Net income (loss) attributable to fully vested common stock	$(560)	$848	$(2,440)	$11,989
Shares:
Weighted average common shares outstanding - basic	20,384,348	20,260,514	20,322,167	20,243,653
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method(1)	—	26,555	—	49,129
Weighted average common shares outstanding - diluted	20,384,348	20,287,069	20,322,167	20,292,782

Earnings (loss) per common share:
Basic	$(0.03)	$0.04	$(0.12)	$0.59
Diluted	$(0.03)	$0.04	$(0.12)	$0.59
____________________

(1)
Excludes weighted average common shares of 290,887 and 331,145 for the three months ended September 30, 2016 and 2015, respectively, and 292,189 and 163,048 for the nine months ended September 30, 2016 and 2015, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.

11.	RELATED PARTY TRANSACTIONS
The Company terminated its Amended and Restated Transition Services Agreement (“TSA”) with SEACOR Holdings Inc. (“SEACOR”) effective June 30, 2015. The Company incurred no costs under the TSA during the three or nine months ended September 30, 2016 and costs of $0 and $0.6 million during the three and nine months ended September 30, 2015, respectively. Such costs are classified as administrative and general expenses in the condensed consolidated statements of operations. As of both September 30, 2016 and December 31, 2015, the Company had a payable due to SEACOR of less than $0.1 million.
The Company purchased products from its Dart Holding Company Ltd. (“Dart”) joint venture totaling $0.5 million during each of the three months ended September 30, 2016 and 2015 and $1.6 million and $1.7 million during the nine months ended September 30, 2016 and 2015, respectively. The Company also has a note receivable from Dart which had balances of $3.3 million and $3.6 million as of September 30, 2016 and December 31, 2015, respectively.
During the three months ended September 30, 2016 and 2015, the Company incurred fees of $0.1 million and $0, respectively, for simulator services from its Era Training Center, LLC (“ETC”) joint venture and provided helicopter, management and other services to ETC totaling less than $0.1 million and $0.1 million, respectively. During the nine months ended September 30, 2016 and 2015, the Company incurred fees of $0.4 million and $0.3 million, respectively, for simulator services from ETC, and provided helicopter, management and other services to ETC totaling $0.2 million and $0.3 million, respectively. The Company also has a note receivable from ETC which had balances of $4.1 million and $4.4 million as of September 30, 2016 and December 31, 2015, respectively.
During the nine months ended September 30, 2016, the Company and its partner in Aeróleo each contributed notes payable to them by Aeróleo as a contribution of additional capital into Aeróleo. In connection with the contributions, the Company recorded $6.3 million to net loss attributable to noncontrolling interest in subsidiary on the condensed consolidated statements of operations, representing the carrying value of the note contributed by its partner in Aeróleo.

12.	SHARE-BASED COMPENSATION
Restricted Stock Awards. The number of shares and weighted average grant price of restricted stock awards during the nine months ended September 30, 2016 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested as of December 31, 2015	311,372	$22.58
Restricted stock awards granted:
Non-employee directors	40,663	$10.59
Employees	302,250	$10.56
Vested	(143,527)	$22.15
Forfeited	(2,120)	$24.23
Non-vested as of September 30, 2016	508,638	$14.59
The total fair value of shares vested during the nine months ended September 30, 2016 and 2015 was $3.2 million and $1.8 million, respectively.
Stock Options. The Company did not grant any stock options during the nine months ended September 30, 2016.
Employee Stock Purchase Plan (“ESPP”). During the nine months ended September 30, 2016, the Company issued 118,830 shares under the ESPP. On September 15, 2016, the ESPP was amended to, among other things, increase the number of shares reserved for issuance under the ESPP. As of September 30, 2016, 461,811 shares remain available for issuance under the ESPP.
Total share-based compensation expense, which includes stock options, restricted stock and the ESPP, was $3.5 million and $2.7 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Supplemental Condensed Consolidating Balance Sheet as of September 30, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$28,692	$1,602	$1,850	$—	$32,144
Receivables:
Trade, net of allowance for doubtful accounts of $1,214	39	27,871	6,390	—	34,300
Other	—	5,362	1,128	—	6,490
Inventories, net	—	26,352	263	—	26,615
Prepaid expenses	439	1,231	129	—	1,799
Other current assets	190	—	—	—	190
Total current assets	29,360	62,418	9,760	—	101,538
Property and equipment	—	1,159,147	15,984	—	1,175,131
Accumulated depreciation	—	(345,877)	(1,236)	—	(347,113)
Property and equipment, net	—	813,270	14,748	—	828,018
Equity investments and advances	—	29,595	—	—	29,595
Investments in consolidated subsidiaries	181,394	—	—	(181,394)	—
Intangible assets	—	—	1,141	—	1,141
Deferred taxes	5,771	—	—	(5,771)	—
Intercompany receivables	469,301	—	—	(469,301)	—
Other assets	1,659	5,308	4,210	—	11,177
Total assets	$687,485	$910,591	$29,859	$(656,466)	$971,469
LIABILITIES, REDEEMABLE NONCONTROLLING INTREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$139	$7,207	$1,786	$—	$9,132
Accrued wages and benefits	—	6,583	2,494	—	9,077
Accrued interest	3,363	—	—	—	3,363
Accrued income taxes	—	536	14	—	550
Accrued other taxes	30	1,109	1,172	—	2,311
Accrued contingencies	—	—	1,543	—	1,543
Current portion of long-term debt	—	1,524	15	—	1,539
Other current liabilities	647	1,789	34	—	2,470
Total current liabilities	4,179	18,748	7,058	—	29,985
Long-term debt	210,597	22,058	—	—	232,655
Deferred income taxes	—	232,510	678	(5,771)	227,417
Intercompany payables	—	436,996	32,305	(469,301)	—
Other liabilities	—	1,246	3,034	—	4,280
Total liabilities	214,776	711,558	43,075	(475,072)	494,337
Redeemable noncontrolling interest	—	4	4,327	—	4,331
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,940,372 outstanding, exclusive of treasury shares	211	—	—	—	211
Additional paid-in capital	437,291	100,306	4,562	(104,868)	437,291
Retained earnings	38,062	98,631	(22,105)	(76,526)	38,062
Treasury shares, at cost, 171,614 shares	(2,855)	—	—	—	(2,855)
Accumulated other comprehensive income, net of tax	—	92	—	—	92
Total equity	472,709	199,029	(17,543)	(181,394)	472,801
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$687,485	$910,591	$29,859	$(656,466)	$971,469

Supplemental Condensed Consolidating Balance Sheet as of December 31, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$7,565	$3,334	$3,471	$—	$14,370
Receivables:
Trade, net of allowance for doubtful accounts of $2,103	39	40,345	8,255	—	48,639
Tax receivables	6,013	72	—	—	6,085
Other	—	3,089	216	—	3,305
Inventories, net	—	25,557	2,437	—	27,994
Prepaid expenses	458	1,411	94	—	1,963
Other current assets	190	1	—	—	191
Total current assets	14,265	73,809	14,473	—	102,547
Property and equipment	—	1,159,441	16,468	—	1,175,909
Accumulated depreciation	—	(316,090)	(603)	—	(316,693)
Net property and equipment	—	843,351	15,865	—	859,216
Equity investments and advances	—	28,898	—	—	28,898
Investments in consolidated subsidiaries	172,335	—	—	(172,335)	—
Intangible assets	—	—	1,158	—	1,158
Deferred income taxes	3,823	—	—	(3,823)	—
Intercompany receivables	515,255	—	—	(515,255)	—
Other assets	2,166	6,999	3,367	—	12,532
Total assets	$707,844	$953,057	$34,863	$(691,413)	$1,004,351
LIABILITIES, REDEEMABLE NONCONTROLLING INTREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$386	$9,635	$1,979	$—	$12,000
Accrued wages and benefits	—	6,875	2,137	—	9,012
Accrued interest	549	13	—	—	562
Current portion of long-term debt	—	1,663	1,615	—	3,278
Accrued other taxes	30	789	1,701	—	2,520
Accrued contingencies	—	—	2,410	—	2,410
Other current liabilities	534	1,311	455	—	2,300
Total current liabilities	1,499	20,286	10,297	—	32,082
Long-term debt	235,134	23,305	5,259	—	263,698
Deferred income taxes	—	232,994	677	(3,823)	229,848
Intercompany payables	—	501,512	13,743	(515,255)	—
Other liabilities	—	1,887	729	—	2,616
Total liabilities	236,633	779,984	30,705	(519,078)	528,244
Redeemable noncontrolling interest	—	4	4,800	—	4,804
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,495,694 outstanding, exclusive of treasury shares	207	—	—	—	207
Additional paid-in capital	433,175	95,543	9,325	(104,868)	433,175
Retained earnings	40,502	77,434	(9,967)	(67,467)	40,502
Treasury shares, at cost, 154,549 shares	(2,673)	—	—	—	(2,673)
Accumulated other comprehensive income, net of tax	—	92	—	—	92
Total equity	471,211	173,069	(642)	(172,335)	471,303
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$707,844	$953,057	$34,863	$(691,413)	$1,004,351

Supplemental Condensed Consolidating Statements of Operations for the Three Months Ended September 30, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$59,130	$15,786	$(9,910)	$65,006
Costs and expenses:
Operating	—	31,759	18,522	(9,910)	40,371
Administrative and general	738	7,274	1,492	—	9,504
Depreciation	—	12,244	275	—	12,519
Total costs and expenses	738	51,277	20,289	(9,910)	62,394
Gains on asset dispositions, net	—	2	(248)	—	(246)
Operating income (loss)	(738)	7,855	(4,751)	—	2,366
Other income (expense):
Interest income	24	116	326	—	466
Interest expense	(3,581)	(387)	(35)	—	(4,003)
Foreign currency gains (losses), net	28	82	(143)	—	(33)
Other, net	—	1	33	—	34
Total other income (expense)	(3,529)	(188)	181	—	(3,536)
Income (loss) before income taxes and equity earnings	(4,267)	7,667	(4,570)	—	(1,170)
Income tax expense (benefit)	(604)	673	—	—	69
Income (loss) before equity earnings	(3,663)	6,994	(4,570)	—	(1,239)
Equity earnings, net of tax	—	437	—	—	437
Equity in earnings (losses) of subsidiaries	3,103	—	—	(3,103)	—
Net income (loss)	(560)	7,431	(4,570)	(3,103)	(802)
Net loss attributable to noncontrolling interest in subsidiary	—	—	242	—	242
Net income (loss) attributable to Era Group Inc.	$(560)	$7,431	$(4,328)	$(3,103)	$(560)

Supplemental Condensed Consolidating Statements of Operations for the Three Months Ended September 30, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$69,491	$655	$(405)	$69,741
Costs and expenses:
Operating	—	42,812	600	(405)	43,007
Administrative and general	1,773	9,329	136	—	11,238
Depreciation	—	11,674	512	—	12,186
Total costs and expenses	1,773	63,815	1,248	(405)	66,431
Gains on asset dispositions, net	—	1,813	—	—	1,813
Operating income	(1,773)	7,489	(593)	—	5,123
Other income (expense):
Interest income	4	228	—	—	232
Interest expense	(2,801)	(298)	(22)	—	(3,121)
Intercompany interest income (expense)	—	165	(165)	—	—
Derivative losses, net	—	8	—	—	8
Foreign currency gains (losses), net	4	75	67	—	146
Gain on debt extinguishment	(16)	—	—	—	(16)
Total other income (expense)	(2,809)	178	(120)	—	(2,751)
Income (loss) before income taxes and equity earnings	(4,582)	7,667	(713)	—	2,372
Income tax expense (benefit)	(2,593)	4,340	(404)	—	1,343
Income (loss) before equity earnings	(1,989)	3,327	(309)	—	1,029
Equity losses, net of tax	—	(376)	—	—	(376)
Equity in earnings (losses) of subsidiaries	2,850	—	—	(2,850)	—
Net income (loss)	861	2,951	(309)	(2,850)	653
Net loss attributable to noncontrolling interest in subsidiary	—	49	159	—	208
Net income (loss) attributable to Era Group Inc.	$861	$3,000	$(150)	$(2,850)	$861

Supplemental Condensed Consolidating Statements of Operations for the Nine Months Ended September 30, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$175,607	$47,669	$(32,337)	$190,939
Costs and expenses:
Operating	—	107,127	57,284	(32,337)	132,074
Administrative and general	2,657	21,233	2,981	—	26,871
Depreciation	—	37,144	832	—	37,976
Total costs and expenses	2,657	165,504	61,097	(32,337)	196,921
Gains on asset dispositions, net	—	4,282	(248)	—	4,034
Operating income (loss)	(2,657)	14,385	(13,676)	—	(1,948)
Other income (expense):
Interest income	37	358	775	—	1,170
Interest expense	(11,765)	(671)	(445)	—	(12,881)
Foreign currency gains (losses), net	45	(142)	674	—	577
Gain on debt extinguishment	518	—	—	—	518
Other, net	—	2	61	—	63
Total other income (expense)	(11,165)	(453)	1,065	—	(10,553)
Income (loss) before income taxes and equity earnings	(13,822)	13,932	(12,611)	—	(12,501)
Income tax expense (benefit)	(2,323)	146	—	—	(2,177)
Income (loss) before equity earnings	(11,499)	13,786	(12,611)	—	(10,324)
Equity earnings, net of tax	—	1,062	—	—	1,062
Equity in earnings (losses) of subsidiaries	9,059	—	—	(9,059)	—
Net income (loss)	(2,440)	14,848	(12,611)	(9,059)	(9,262)
Net loss attributable to noncontrolling interest in subsidiary	—	6,349	473	—	6,822
Net income (loss) attributable to Era Group Inc.	$(2,440)	$21,197	$(12,138)	$(9,059)	$(2,440)

Supplemental Condensed Consolidating Statements of Operations for the Nine Months Ended September 30, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$207,550	$1,087	$(743)	$207,894
Costs and expenses:
Operating	—	125,886	1,253	(743)	126,396
Administrative and general	4,889	26,582	289	—	31,760
Depreciation	—	34,341	845	—	35,186
Total costs and expenses	4,889	186,809	2,387	(743)	193,342
Gains on asset dispositions, net	—	7,564	(2,605)	—	4,959
Operating income	(4,889)	28,305	(3,905)	—	19,511
Other income (expense):
Interest income	12	786	2	—	800
Interest expense	(8,909)	(605)	(33)	—	(9,547)
Intercompany interest income (expense)	—	489	(489)	—	—
Derivative losses, net	—	(14)	—	—	(14)
Foreign currency gains (losses), net	620	(2,958)	67	—	(2,271)
Gain on debt extinguishment	248	—	—	—	248
Gain on sale of FBO	12,946	—	—	—	12,946
Other, net	—	—	(9)	—	(9)
Total other income (expense)	4,917	(2,302)	(462)	—	2,153
Income (loss) before income taxes and equity earnings	28	26,003	(4,367)	—	21,664
Income tax expense (benefit)	12	11,314	(1,900)	—	9,426
Income (loss) before equity earnings	16	14,689	(2,467)	—	12,238
Equity losses, net of tax	—	(719)	—	—	(719)
Equity in earnings (losses) of subsidiaries	12,136	—	—	(12,136)	—
Net income (loss)	12,152	13,970	(2,467)	(12,136)	11,519
Net loss attributable to noncontrolling interest in subsidiary	—	376	257	—	633
Net income (loss) attributable to Era Group Inc.	$12,152	$14,346	$(2,210)	$(12,136)	$12,152

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended September 30, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(560)	$7,431	$(4,570)	$(3,103)	$(802)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—
Income tax benefit	—	—	—	—	—
Total other comprehensive income (loss)	—	—	—	—	—
Comprehensive income (loss)	(560)	7,431	(4,570)	(3,103)	(802)
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	—	242	—	242
Comprehensive income (loss) attributable to Era Group Inc.	$(560)	$7,431	$(4,328)	$(3,103)	$(560)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended September 30, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$861	$2,951	$(309)	$(2,850)	$653
Other comprehensive loss:
Foreign currency translation adjustments	—	(1)	137	—	136
Income tax benefit	—	—	—	—	—
Total other comprehensive loss	—	(1)	137	—	136
Comprehensive income (loss)	861	2,950	(172)	(2,850)	789
Comprehensive income attributable to noncontrolling interest in subsidiary	—	49	159	—	208
Comprehensive income (loss) attributable to Era Group Inc.	$861	$2,999	$(13)	$(2,850)	$997

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Nine Months Ended September 30, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(2,440)	$14,848	$(12,611)	$(9,059)	$(9,262)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—
Income tax benefit	—	—	—	—	—
Total other comprehensive loss	—	—	—	—	—
Comprehensive income (loss)	(2,440)	14,848	(12,611)	(9,059)	(9,262)
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	6,349	473	—	6,822
Comprehensive income (loss) attributable to Era Group Inc.	$(2,440)	$21,197	$(12,138)	$(9,059)	$(2,440)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Nine Months Ended September 30, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$12,152	$13,970	$(2,467)	$(12,136)	$11,519
Other comprehensive loss:
Foreign currency translation adjustments	—	(4)	—	—	(4)
Income tax benefit	—	1	—	—	1
Total other comprehensive loss	—	(3)	—	—	(3)
Comprehensive income (loss)	12,152	13,967	(2,467)	(12,136)	11,516
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	376	257	—	633
Comprehensive income (loss) attributable to Era Group Inc.	$12,152	$14,343	$(2,210)	$(12,136)	$12,149

Supplemental Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$21,127	$26,296	$(940)	$—	$46,483
Cash flows from investing activities:
Purchases of property and equipment	—	(10,537)	(175)	—	(10,712)
Proceeds from disposition of property and equipment	—	5,910	228	—	6,138
Return of helicopter deposit	—	544	—	—	544
Principal payments on notes due from equity investees	—	539	—	—	539
Principal payments on third party notes receivable	—	212	—	—	212
Net cash provided by (used in) investing activities	—	(3,332)	53	—	(3,279)
Cash flows from financing activities:
Payments on long-term debt	—	(1,386)	(1,152)	(27,000)	(29,538)
Proceeds from Revolving Credit Facility	—	—	—	7,000	7,000
Extinguishment of long-term debt	—	—	—	(4,331)	(4,331)
Proceeds from share award plans	—	—	—	836	836
Purchase of treasury shares	—	—	—	(161)	(161)
Borrowings and repayments of intercompany debt	—	(23,656)	—	23,656	—
Net cash used in financing activities	—	(25,042)	(1,152)	—	(26,194)
Effects of exchange rate changes on cash and cash equivalents	—	346	418	—	764
Net increase (decrease) in cash and cash equivalents	21,127	(1,732)	(1,621)	—	17,774
Cash and cash equivalents, beginning of period	7,565	3,334	3,471	—	14,370
Cash and cash equivalents, end of period	$28,692	$1,602	$1,850	$—	$32,144

Supplemental Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(5,604)	$25,718	$15,729	$—	$35,843
Cash flows from investing activities:
Purchases of property and equipment	—	(47,257)	(11,773)	11,770	(47,260)
Proceeds from disposition of property and equipment	—	32,401	—	(11,770)	20,631
Cash settlements on forward contracts, net	—	—	—	(1,103)	(1,103)
Business acquisitions, net of cash acquired	—	—	(3,165)	—	(3,165)
Proceeds from sale of FBO	—	—	—	14,252	14,252
Principal payments on notes due from equity investees	—	514	—	—	514
Principal payments on third party notes receivable	—	25	—	—	25
Escrow deposits, net	—	(150)	—	(190)	(340)
Escrow deposits on like-kind exchanges, net	—	(1,857)	—	—	(1,857)
Borrowings and repayments of intercompany debt	—	12,959	—	(12,959)	—
Net cash used in investing activities	—	(3,365)	(14,938)	—	(18,303)
Cash flows from financing activities:
Payments on long-term debt	—	(2,091)	(58)	(50,000)	(52,149)
Proceeds from Revolving Credit Facility	—	—	—	35,000	35,000
Extinguishment of long-term debt	—	—	—	(24,335)	(24,335)
Proceeds from share award plans	—	—	—	1,096	1,096
Purchase of treasury shares	—	—	—	(2,069)	(2,069)
Tax expense on vested restricted stock	—	—	—	(114)	(114)
Borrowings and repayments of intercompany debt	—	(40,422)	—	40,422	—
Net cash used in financing activities	—	(42,513)	(58)	—	(42,571)
Effects of exchange rate changes on cash and cash equivalents	—	(2,028)	—	—	(2,028)
Net increase (decrease) in cash and cash equivalents	(5,604)	(22,188)	733	—	(27,059)
Cash and cash equivalents, beginning of period	16,481	22,188	2,198	—	40,867
Cash and cash equivalents, end of period	$10,877	$—	$2,931	$—	$13,808

14.	SUBSEQUENT EVENTS
On October 27, 2016, Era Group entered into a Consent and Amendment No. 3 to Amended and Restated Senior Secured Revolving Credit Facility Agreement to its Revolving Credit Facility that, among other things, (a) reduced the aggregate principal amount of revolving loan commitments from $300.0 million to $200.0 million, (b) replaced the total leverage ratio maintenance covenant with a senior secured leverage ratio maintenance covenant defined as the ratio of senior secured debt as of the date of determination to EBITDA for the most recently ended four consecutive fiscal quarters, which ratio may not be greater than 3.00:1.00 for each fiscal quarter ending during the period from September 30, 2016 to March 31, 2017, 3.25:1.00 for the fiscal quarter ending June 30, 2017 and 3.50:1.00 for each fiscal quarter ending thereafter, (c) revised the definition of EBITDA to permit an add-back for non-cash charges and expenses and limit the add-back for cash proceeds received from the sale of assets during the applicable test period to $20 million (provided that, when calculating EBITDA for the purposes of determining the applicable margin under the Revolving Credit Facility, all cash proceeds may be added back), (d) reduced the minimum interest coverage ratio to 1.75:1.00 for each fiscal quarter ending during the period from September 30, 2016 to September 30, 2017 and 1.50:1:00 for each fiscal quarter ending thereafter, (e) increased the minimum asset coverage ratio with respect to the fair market value of our mortgaged helicopters and secured accounts receivable and inventory to 2.00:1.00 and replaced the denominator of total funded debt with committed secured debt, excluding the Company’s promissory notes, (f) included the requirement that we comply with a total leverage ratio of 5.00:1.00 when incurring certain indebtedness or completing acquisitions and (g) added the requirements that the consolidated cash and cash equivalents of the loan parties under the Revolving Credit Facility after giving effect to any advance or letter of credit issuance cannot exceed $40.0 million (excluding cash proceeds from asset sales and equity issuances, cash required for certain capital expenditures and other customary carve-outs, among other items) and any such excess cash and cash equivalents must be applied to repay any outstanding borrowing under the Revolving Credit Facility. For purposes of determining the minimum interest coverage ratio, the add-back for asset sale proceeds is excluded from the EBITDA calculation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015, included elsewhere herein, and with our annual report on Form 10-K/A for the year ended December 31, 2015.
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

It is not possible to predict or identify all such factors. Consequently, the foregoing should not be considered a complete discussion of all potential risks or uncertainties. The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this Quarterly Report on Form 10-Q should be evaluated together with the many uncertainties and risks that affect the Company’s businesses, particularly those discussed in greater detail elsewhere herein and in Part I, Item 1A, “Risk Factors” of Era Group’s Annual Report on Form 10-K/A for the year ended December 31, 2015 and Era Group’s subsequent Quarterly Reports on Form 10-Q and periodic reporting on Form 8-K (if any).
Overview
We are one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the U.S., which is our primary area of operations. Our helicopters are primarily used to transport personnel to, from and between offshore oil and gas production platforms, drilling rigs and other installations. In addition to serving the oil and gas industry, we provide search and rescue, air medical services, utility services and Alaska flightseeing tours, among other activities. We also provide helicopters and related services to third-party helicopter operators. We currently have customers in the U.S., Argentina, Brazil, Colombia, the Dominican Republic, India, Suriname and the United Kingdom.
We charter the majority of our helicopters through master service agreements, subscription agreements, long-term contracts, day-to-day charter arrangements and dry-leases. Master service agreements and subscription agreements typically require a fixed monthly fee plus incremental payments based on hours flown. These agreements have fixed terms ranging from one month to five years and generally may be canceled without penalty upon 30-90 days’ notice. Generally, these contracts do not commit our customers to acquire specific amounts of services or minimum flight hours and permit our customers to decrease the number of helicopters under contract with a corresponding decrease in the fixed monthly payments without penalty. Day-to-day charter arrangements call for either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate with a minimum number of hours to be charged. Dry-leases require a fixed monthly fee for the customer’s right to use the helicopter and, where applicable, a charge based on hours flown as compensation for any maintenance, parts, and/or personnel support that we may provide to the customer. Dry-leases generally run from two to five years but can also be for periods less than one year. Air medical services are provided under contracts with hospitals that typically include a fixed monthly and hourly rate structure. With respect to flightseeing operations, we allocate block space to cruise lines and seats are sold directly to customers.
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
Recent Developments
Competitor Bankruptcy
In May 2016, a global competitor filed for Chapter 11 bankruptcy protection and, to date, has rejected leases resulting in the return to lessors of 71 helicopters, including 34 H225 heavy helicopters (one of which was leased from the Company) and 13 AS332 L2 heavy helicopters. As of October 28, 2016, this competitor has requested court approval to reject additional leases with respect to an incremental 24 helicopters (none of which is leased from us). In addition, this competitor seeks to abandon five helicopters, including four H225 helicopters, that would result in their transfer to the secured lenders. The return by this competitor of the helicopters subject to rejected leases and the transfer of the abandoned helicopters to the secured lenders could potentially increase the available supply of helicopters. These changes in supply could impact helicopter rates and pricing of helicopters in the secondary market. It is too early to estimate the extent of such an impact on us.
Suspension of H225 and AS332 L2 Operations
In April 2016, an Airbus Helicopters H225 (also known as a EC225LP) model helicopter operated by the global competitor referenced above was involved in an accident in Norway. The helicopter was carrying eleven passengers and two crew members at the time of the accident. The accident resulted in thirteen fatalities. The Accident Investigation Board Norway (“AIBN”) published preliminary reports that contained findings from the investigation into the accident in May and June 2016. Pursuant to a safety recommendation published by the AIBN, a number of regulatory authorities issued safety directives suspending operations, with limited exceptions, of all Airbus H225 and AS332 L2 model helicopters registered in their jurisdictions, and a number of customers and operators voluntarily suspended operations of those two helicopter models. On October 7, 2016, the European Aviation Safety Agency issued an Airworthiness Directive which provides for additional maintenance and inspection requirements to allow these helicotpers to return to service. It is unknown at this time if other jurisdictions such as Norway, the United Kingdom and the U.S. will allow the aircraft to return to service. As of October 28, 2016, we believe there are no H225 or AS332 L2 helicopters operating in offshore oil and gas missions.
We own nine H225 helicopters, including five that are currently located in the U.S., three that are currently located in Brazil and one that was operating in Norway under a lease that was rejected in the Chapter 11 bankruptcy case referenced above.

As of September 30, 2016, the net book value of our H225 helicopters and related inventory of parts and equipment was $162.4 million. During this suspension of H225 helicopter operations, we expect to utilize other heavy and medium helicopters to service our operations.  Although we do not expect the near-term impact of the suspension to be material to our financial condition or results of operations, at this time we cannot anticipate how long the suspension of H225 helicopter operations will last, the market receptivity of the H225 helicopter for future oil and gas operations, the potential impact on residual values of these helicopters and the impact a long-term suspension could have on our operating results or financial condition.
Fleet Update
The current excess capacity of our medium and heavy helicopters is higher than in the period preceding the current market downturn, which commenced in the latter part of 2014. Our fleet’s excess helicopters include those that are not otherwise under customer contracts, undergoing maintenance, dedicated for charter activity or models subject to operational suspension. Although we take actions to minimize excess capacity, we expect a certain level of excess capacity at any given time in an aviation logistics business as a result of the evolving nature of customers’ needs. Our operating revenues have been negatively impacted as a result of the higher excess capacity, which began during the fourth quarter of 2014, increased throughout 2015 and persists in 2016 primarily as a result of the significant decline in oil and natural gas prices and the related reduction in oil and gas exploration and production activity. Through fleet management initiatives, participation in competitive bids and pursuit of additional opportunities, we are focused on maximizing the utilization of our fleet and reducing the excess capacity in our medium and heavy helicopters. If we are not successful in securing sufficient new projects, we may experience a decline in the near-term utilization of our medium and heavy helicopters which may impact our financial results in 2016 and thereafter.
As of September 30, 2016, we had unfunded capital commitments consisting primarily of agreements to purchase helicopters totaling $150.3 million, including seven AW189 heavy helicopters, two S92 heavy helicopters and five AW169 light twin helicopters. The AW189 and S92 helicopters are scheduled to be delivered in 2016 through 2018. Delivery dates for the AW169 helicopters have yet to be determined. In addition, we have outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery beginning in 2017 through 2018. Approximately $107.7 million of these commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability other than aggregate liquidated damages of $2.5 million.
We took delivery of one AW189 helicopter in October 2016 and, pursuant to a contractual agreement, expect to take delivery of another AW189 helicopter during the fourth quarter of 2016. After giving effect to these deliveries, our remaining agreements to purchase AW189 helicopters are reduced from seven to five helicopters. We sold two medium helicopters in October and, pursuant to a contractual agreement, expect to sell another medium helicopter during the fourth quarter of 2016.

Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	(in thousands)%		(in thousands)%		(in thousands)%		(in thousands)%
Operating Revenues:
United States	$45,036	69	$57,879	83	133,432	70	171,796	83
Foreign	19,970	31	11,862	17	57,507	30	36,098	17
Total operating revenues	65,006	100	69,741	100	190,939	100	207,894	100
Costs and Expenses:
Operating:
Personnel	17,810	27	16,382	24	53,662	28	49,693	24
Repairs and maintenance	6,938	11	14,732	21	35,767	19	40,304	19
Insurance and loss reserves	1,588	2	1,321	2	4,659	2	5,445	3
Fuel	4,077	6	3,174	5	10,117	5	9,573	5
Leased-in equipment	355	1	234	—	875	1	726	—
Other	9,603	15	7,164	10	26,994	14	20,655	10
Total operating expenses	40,371	62	43,007	62	132,074	69	126,396	61
Administrative and general	9,504	15	11,238	16	26,871	14	31,760	15
Depreciation and amortization	12,519	19	12,186	18	37,976	20	35,186	17
Total costs and expenses	62,394	96	66,431	96	196,921	103	193,342	93
Gains (losses) on asset dispositions, net	(246)	—	1,813	3	4,034	2	4,959	2
Operating income (loss)	2,366	4	5,123	7	(1,948)	(1)	19,511	9
Other income (expense):
Interest income	466	1	232	—	1,170	1	800	—
Interest expense	(4,003)	(6)	(3,121)	(4)	(12,881)	(7)	(9,547)	(4)
Derivative gains (losses), net	—	—	8	—	—	—	(14)	—
Foreign currency gains (losses), net	(33)	—	146	—	577	—	(2,271)	(1)
Gain (loss) on debt extinguishment	—	—	(16)	—	518	—	248	—
Gain on sale of FBO	—	—	—	—	—	—	12,946	6
Other, net	34	—	—	—	63	—	(9)	—
Total other income (expense)	(3,536)	(5)	(2,751)	(4)	(10,553)	(6)	2,153	1
Income (loss) before income taxes and equity earnings	(1,170)	(1)	2,372	3	(12,501)	(7)	21,664	10
Income tax expense (benefit)	69	—	1,343	2	(2,177)	(1)	9,426	5
Income (loss) before equity earnings	(1,239)	(1)	1,029	1	(10,324)	(6)	12,238	5
Equity earnings (losses), net of tax	437	1	(376)	(1)	1,062	1	(719)	—
Net income (loss)	(802)	—	653	—	(9,262)	(5)	11,519	5
Net loss attributable to noncontrolling interest in subsidiary	242	—	208	—	6,822	4	633	—
Net income (loss) attributable to Era Group Inc.	$(560)	—	$861	—	$(2,440)	(1)	$12,152	5

Operating Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	(in thousands)%		(in thousands)%		(in thousands)%		(in thousands)%
Operating revenues:
Oil and gas: (1)
U.S. Gulf of Mexico	$33,638	52	$42,132	60	103,762	55	125,866	61
Alaska	2,323	3	5,429	8	4,528	2	15,239	7
International	17,306	27	60	—	48,208	25	107	—
Total oil and gas	53,267	82	47,621	68	156,498	82	141,212	68
Dry-leasing	2,664	4	11,925	17	9,486	5	36,114	18
Search and rescue	3,877	6	4,418	6	13,358	7	14,645	7
Air medical services	1,977	3	1,854	3	5,882	3	6,135	3
Flightseeing	3,221	5	3,923	6	5,715	3	7,041	3
Fixed base operations (“FBO”)	—	—	—	—	—	—	2,760	1
Eliminations	—	—	—	—	—	—	(13)	—
	$65,006	100	$69,741	100	190,939	100	207,894	100
____________________

(1)	Primarily oil and gas services, but also includes revenues from activities such as firefighting, utility support and unmanned aerial solutions.

Current Quarter compared to Prior Year Quarter
Operating Revenues. Operating revenues were $4.7 million lower in the three months ended September 30, 2016 (the "Current Quarter") compared to the three months ended September 30, 2015 (the "Prior Year Quarter").
Operating revenues from oil and gas operations in the U.S. Gulf of Mexico were $8.5 million lower in the Current Quarter. Operating revenues from medium and heavy helicopters were $4.1 million and $2.0 million lower, respectively, primarily due to lower utilization and lower average rates. Operating revenues from light twin and single engine helicopters were $1.6 million lower and $0.5 million lower, respectively, primarily due to lower utilization. Miscellaneous revenues were $0.3 million lower primarily due to fewer part sales.
Operating revenues from operations in Alaska were $3.1 million lower in the Current Quarter. Operating revenues from medium helicopters were $2.8 million lower due to lower utilization. Operating revenues from single engine helicopters were $0.2 million lower due to reduced fleet count. Miscellaneous revenues were $0.6 million lower due to reduced rebillable expenses. Operating revenues from light twin helicopters were $0.6 million higher due to higher utilization.
Operating revenues from international oil and gas operations were $17.2 million higher in the Current Quarter. International revenues increased by $15.2 million due to the consolidation of our Brazilian subsidiary, Aeróleo Taxi Aero S/A ("Aeróleo"), which was effective October 1, 2015, by $1.9 million due to new contracts in Suriname and by $0.1 million due to higher utilization in Colombia.
Revenues from dry-leasing activities were $9.3 million lower in the Current Quarter. Dry-leasing revenues decreased by $7.3 million due to the consolidation of Aeróleo, by $1.7 million due to contracts that ended subsequent to the Prior Year Quarter and by $0.9 million due to the bankruptcy of a customer. These decreases were partially offset by $0.3 million of revenue from a new, short-term lease and $0.3 million primarily due to increased part sales.
Operating revenues from search and rescue (“SAR”) activities were $0.5 million lower in the Current Quarter primarily due to fewer subscribers.
Operating revenues from air medical services were $0.1 million higher in the Current Quarter primarily due to increased part sales.
Operating revenues from flightseeing activities were $0.7 million lower in the Current Quarter primarily due to unfavorable weather conditions which led to an increased number of weather cancellations and an earlier end to the flightseeing season.
Operating Expenses. Operating expenses were $2.6 million lower in the Current Quarter. Repairs and maintenance expenses were $7.8 million lower due to credits of $5.7 million resulting from the removal of our H225 heavy helicopters from power-by-the-hour ("PBH") programs, an additional reduction in PBH expense of $1.5 million resulting from reduced flight hours and a decrease of $1.9 million due to the timing of repairs, partially offset by an increase of $1.3 million due to the absence of the benefit from certain vendor credits received in the Prior Year Quarter. Personnel costs were $1.4 million higher primarily due to an increase of $3.0 million resulting from the consolidation of Aeroleo, partially offset by a decrease of $1.6 million resulting from reduced headcount in the U.S. Fuel expense was $0.9 million higher primarily due to an increase of $1.9 million resulting from the consolidation of Aeróleo, partially offset by a decrease of $1.1 million resulting from reduced flight hours and average fuel cost in the U.S. Insurance and loss reserves were $0.3 million higher primarily due to the absence of the benefit from credits received in the Prior Year Quarter. Other operating expenses were $2.4 million higher primarily due to $3.3 million of costs resulting from the consolidation of Aeróleo, partially offset by a reduction of $0.8 million in the U.S.
Administrative and General. Administrative and general expenses were $1.7 million lower in the Current Quarter. Compensation expenses were $0.8 million lower due to a $1.5 million decrease related to reduced headcount and incentive compensation in the U.S., partially offset by an increase of $0.6 million resulting from the consolidation of Aeróleo. Professional service expenses were $0.8 million lower.
Depreciation and Amortization. Depreciation and amortization expense was $0.3 million higher in the Current Quarter due to the addition of new heavy helicopters in the fourth quarter of 2015, which more than offset reductions related to the sale of certain medium and light helicopters.
Gains (Losses) on Asset Dispositions, Net.  In the Current Quarter, we sold or otherwise disposed of one helicopter and related equipment for proceeds of $0.2 million resulting in losses of $0.2 million. In the Prior Year Quarter, we sold or otherwise disposed of four helicopters for proceeds of $8.9 million resulting in gains of $0.5 million. In addition, we recognized gains of $0.6 million related to the early buy-out of two helicopter leases by a customer and $0.7 million related to other equipment sales.
Operating Income. Operating income as a percentage of revenues was 4% in the Current Quarter compared to 7% in the Prior Year Quarter. Excluding gains (losses) on asset dispositions, operating income as a percentage of revenues was 4% in the Current Quarter compared to 5% in the Prior Year Quarter. The decrease in operating income as a percentage of revenues was primarily due to the decrease in oil and gas revenues in the U.S. and the increase in depreciation and amortization expense.

Interest Expense. Interest expense was $0.9 million higher in the Current Quarter primarily due to decreased capitalized interest on helicopter deposits of $1.8 million, partially offset by savings of $0.6 million due to the cumulative repurchases of our 7.750% senior unsecured notes due 2022 (the “7.750% Senior Notes”) subsequent to the Prior Year Quarter and $0.2 million due to reduced balances on our Revolving Credit Facility.
Income Tax Expense. Income tax expense was $1.3 million lower in the Current Quarter primarily due to lower taxable income.
Equity Earnings (Losses), Net of Tax. Equity earnings, net of tax, were $0.4 million in the Current Quarter compared to losses of $0.4 million in the Prior Year Quarter. The increase in equity earnings was primarily due to earnings from our Dart Holding Company Ltd. (“Dart”) joint venture in the Current Quarter.
Current Nine Months compared to Prior Nine Months
Operating Revenues. Operating revenues were $17.0 million lower in the nine months ended September 30, 2016 (the "Current Nine Months") compared to the nine months ended September 30, 2015 (the "Prior Nine Months").
Operating revenues from oil and gas operations in the U.S. Gulf of Mexico were $22.1 million lower in the Current Nine Months. Operating revenues from medium, light twin and single engine helicopters were $12.9 million, $1.8 million and $1.1 million lower, respectively, primarily due to lower utilization. Operating revenues from heavy helicopters were $5.8 million lower primarily due to lower utilization and lower average rates. Miscellaneous revenues were $0.3 million lower primarily due to fewer part sales.
Operating revenues from oil and gas operations in Alaska were $10.7 million lower in the Current Nine Months. Operating revenues from medium, light twin and single engine helicopters were $8.0 million, $0.9 million and $0.4 million lower, respectively, primarily due to lower utilization. Miscellaneous revenues were $1.3 million lower due to reduced rebillable expenses.
Operating revenues from international oil and gas operations were $48.1 million higher in the Current Nine Months. International revenues increased by $44.2 million due to the consolidation of Aeróleo, by $3.5 million due to new contracts in Suriname and by $0.4 million due to higher utilization in Colombia.
Revenues from dry-leasing activities were $26.6 million lower in the Current Nine Months. Dry-leasing revenues decreased by $21.4 million due to the consolidation of Aeróleo, by $4.5 million due to contracts that ended subsequent to the Prior Nine Months and by $1.5 million due to the bankruptcy of a customer. These decreases were partially offset by an increase of $0.5 million primarily due to increased part sales and $0.3 million due to a new, short-term lease.
Operating revenues from SAR activities were $1.3 million lower in the Current Nine Months primarily due to fewer subscribers.
Operating revenues from air medical services were $0.3 million lower in the Current Nine Months primarily due to a $0.7 million decrease as a result of a contract that ended in March 2015, partially offset by a $0.5 million increase due to part sales.
Operating revenues from flightseeing activities were $1.3 million lower in the Current Nine Months primarily due to unfavorable weather conditions which led to a shorter flightseeing season and increased flight cancellations.
Operating revenues from our fixed base operations ("FBO") were $2.7 million lower in the Current Nine Months due to the sale of the FBO on May 1, 2015.
Operating Expenses. Operating expenses were $5.7 million higher in the Current Nine Months. Personnel costs were $4.0 million higher primarily due to an increase of $9.3 million resulting from the consolidation of Aeróleo, partially offset by a decrease of $5.3 million resulting from reduced headcount and cost-control initiatives in the U.S. Repairs and maintenance expenses were $4.5 million lower due to a net increase of $4.5 million in PBH buyout credits and a $1.5 million decrease in PBH expense resulting from reduced flight hours, partially offset by net decreases of $1.5 million in other vendor credits. Other operating expenses were $6.3 million higher primarily due to $10.0 million of costs resulting from the consolidation of Aeróleo, partially offset by a reduction of $3.4 million in the U.S.
Administrative and General. Administrative and general expenses were $4.9 million lower in the Current Nine Months. Compensation expenses were $2.4 million lower due to a $4.3 million decrease resulting from reduced headcount and incentive compensation in the U.S., partially offset by an increase of $1.8 million resulting from the consolidation of Aeróleo. Professional service expenses and communication expenses were $0.8 million and $0.5 million lower, respectively, due to reductions of $1.5 million and $0.7 million, respectively, in the U.S., partially offset by an aggregate increase of $0.9 million due to the consolidation of Aeróleo. Shared service expenses were $0.6 million lower due to the end of the Amended and Restated Transition Services Agreement with SEACOR. Other administrative and general expenses were $0.5 million lower primarily due to a $0.8 million recovery of a previously reserved receivable, partially offset by additional bad debt reserves of $0.3 million in the Current Nine Months.

Depreciation and Amortization. Depreciation and amortization expense was $2.8 million higher in the Current Nine Months due to the addition of new heavy helicopters, a base expansion project and additional information technology infrastructure required as a result of the transition of related services from SEACOR.
Gains (Losses) on Asset Dispositions, Net.  Gains on asset dispositions were $0.9 million lower in the Current Nine Months. During the Current Nine Months, we sold or otherwise disposed of a hangar in Alaska, five helicopters and related equipment for total proceeds of $6.1 million resulting in net gains of $4.0 million. During the Prior Nine Months, we sold 14 helicopters and related equipment for total proceeds of $20.6 million resulting in net gains of $5.0 million, including $0.6 million related to the early buy-out of two helicopter leases by a customer.
Operating Income (Loss). Operating loss as a percentage of revenues was 1% in the Current Nine Months compared to operating income of 9% in the Prior Nine Months. Excluding gains on asset sales, operating loss as a percentage of revenues was 3% in the Current Nine Months compared to operating income of 7% in the Prior Nine Months. The decrease in operating income as a percentage of revenues was driven primarily by reduced oil and gas revenues in the U.S., the consolidation of Aeróleo and increased depreciation due to assets, including helicopters, being placed in service.
Interest Income. Interest income was $0.4 million higher in the Current Nine Months due to an increase of $0.8 million resulting from the consolidation of Aeróleo, partially offset by a reduction of $0.4 million resulting from the early buy-out of helicopter leases by a customer.
Interest Expense. Interest expense was $3.3 million higher in the Current Nine Months primarily due to decreased capitalized interest of $5.6 million, partially offset by savings of $2.3 million due to the cumulative repurchases of our 7.750% Senior Notes.
Gain on Debt Extinguishment. Gains on debt extinguishment were $0.5 million in the Current Nine Months due to the repurchase of $5.0 million of our 7.750% Senior Notes. Gains on debt extinguishment were $0.2 million in the Prior Nine Months due to the repurchase of $24.9 million of our 7.750% Senior Notes.
Foreign Currency Gains (Losses), net. Foreign currency gains were $0.6 million in the Current Nine Months primarily due to the strengthening of the Brazilian real resulting in gains on our real-denominated balances. Foreign currency losses were $2.3 million in the Prior Nine Months primarily due to the strengthening of the U.S. dollar resulting in losses on our euro-denominated balances and realized losses on settled forward currency contracts.
Gain on Sale of FBO. The sale of the FBO in the Prior Nine Months resulted in cash proceeds of $14.3 million and a pre-tax gain of $12.9 million.
Income Tax Expense (Benefit). Income tax benefit was $2.2 million in the Current Nine Months compared to expense of $9.4 million in the Prior Nine Months. The decrease in expense is primarily due to lower taxable income in the Current Nine Months and a nonrecurring charge to deferred taxes resulting from the acquisition of Hauser Investments Limited in the Prior Nine Months.
Equity Earnings (Losses), Net of Tax. Equity earnings, net of tax, were $1.1 million in the Current Nine Months compared to losses of $0.7 million in the Prior Nine Months. The increase in equity earnings was primarily due to increased earnings from our Dart joint venture in the Current Nine Months.
Net Loss Attributable to Noncontrolling Interest in Subsidiary. During the Current Nine Months, we and our partner in Aeróleo each contributed notes payable to each of us by Aeróleo as a contribution of additional capital into Aeróleo. As a result of this transaction, we reduced total debt by the $6.3 million of notes that were contributed by our partner in Aeróleo and recorded a $6.3 million loss attributable to noncontrolling interest in subsidiary.

Fleet Count
The following shows details of our helicopter fleet as of September 30, 2016.

	Owned	Leased-in	Managed	Total	Max. Pass.(1)	Cruise Speed (mph)	Approx. Range (miles)	Average Age(2) (years)
Heavy:
H225	9	—	—	9	19	162	582	6
S92	2	—	—	2	19	175	620	1
AW189	2	—	—	2	16	173	490	1
	13	—	—	13

Medium:
AW139	38	—	—	38	12	173	426	7
S76 C+/C++	5	—	1	6	12	161	348	10
B212	7	—	—	7	11	115	299	37
B412	1	—	—	1	11	138	352	35
	51	—	1	52

Light—twin engine:
A109	7	—	—	7	7	161	405	10
EC135	14	2	1	17	7	138	288	8
EC145	3	—	2	5	9	150	336	8
BK117	—	2	1	3	9	150	336	N/A
BO105	3	—	—	3	4	138	276	27
	27	4	4	35

Light—single engine:
A119	14	—	—	14	7	161	270	10
AS350	27	—	—	27	5	138	361	20
	41	—	—	41
Total Fleet	132	4	5	141				12
____________________

(1)	In typical configuration for our operations.

(2)	Reflects the average age of helicopters that are owned by us.
Liquidity and Capital Resources
General
Our ongoing liquidity requirements arise primarily from working capital needs, meeting our capital commitments (including the purchase of helicopters and other equipment) and the repayment of debt obligations. In addition, we may use our liquidity to fund acquisitions, repurchase shares or debt securities or make other investments. Sources of liquidity are cash balances and cash flows from operations and, from time to time, we may obtain additional liquidity through the issuance of equity or debt or through borrowings under the Consent and Amendment No. 3 to Amended and Restated Senior Secured Revolving Credit Facility (the “Revolving Credit Facility”). For more information on recent amendments to our Revolving Credit Facility, see more information below and in Note 14 of the Notes to Condensed Consolidated Financial Statements.
As of September 30, 2016, we had unfunded capital commitments of $150.3 million, consisting primarily of agreements to purchase helicopters, including seven AW189 heavy helicopters, two S92 heavy helicopters and five AW169 light twin helicopters. The AW189 and S92 helicopters are scheduled to be delivered in 2016 through 2018. Delivery dates for the AW169 helicopters have yet to be determined. Of these commitments, $35.6 million are payable in 2016, with the remaining commitments payable through 2018, and $107.7 million of the commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability to us other than aggregate liquidated damages of $2.5 million. In addition, we had outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery beginning in 2017 through 2018.

We took delivery of one AW189 helicopter in October 2016 and, pursuant to a contractual agreement, expect to take delivery of another AW189 helicopter during the fourth quarter of 2016. After giving effect to these deliveries, our remaining agreements to purchase AW189 helicopters are reduced from seven to five helicopters. We sold two medium helicopters in October and, pursuant to a contractual agreement, expect to sell another medium helicopter during the fourth quarter of 2016.
We expect to finance the remaining acquisition costs for these helicopters through a combination of cash on hand, cash provided by operating activities, asset sales and borrowings under our Revolving Credit Facility.
Summary of Cash Flows

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$46,483	$35,843
Investing activities	(3,279)	(18,303)
Financing activities	(26,194)	(42,571)
Effect of exchange rate changes on cash and cash equivalents	764	(2,028)
Net increase (decrease) in cash and cash equivalents	$17,774	$(27,059)
Operating Activities
Cash flows provided by operating activities increased by $10.6 million in the Current Nine Months compared to the Prior Nine Months. The components of cash flows provided by operating activities during the Current Nine Months and Prior Nine Months were as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Operating income before depreciation and gains on asset dispositions, net	$31,994	$49,738
Changes in operating assets and liabilities before interest and income taxes	12,791	(6,152)
Interest paid, net of capitalized interest of $0 and $5,443 in 2016 and 2015, respectively	(8,847)	(5,540)
Income taxes refunded (paid)	5,974	(5,990)
Other	4,571	3,787
Total cash flows provided by operating activities	$46,483	$35,843
Operating income before depreciation and gains on asset dispositions, net was $17.7 million lower in the Current Nine Months compared to the Prior Nine Months primarily due to a decrease in operating revenues of $17.0 million and an increase in operating expenses of $5.7 million, partially offset by a decrease in administrative and general expenses of $4.9 million. See “Results of Operations” above for an explanation of the primary causes of these variances.
During the Current Nine Months, changes in operating assets and liabilities before interest and income taxes provided cash flows of $12.8 million primarily due to a decrease in receivables and prepaid expenses and other assets. During the Prior Nine Months, changes in operating assets and liabilities before interest and income taxes used cash flows of $6.2 million primarily due to an increase in receivables partially offset by an decrease in prepaid expenses and other assets.
Interest paid, net of capitalized interest, was $3.3 million higher as we ceased capitalizing interest on helicopter deposits in December 2015, partially offset by interest savings due to cumulative repurchases of a portion of our 7.750% Senior Notes.
Non-cash expenses consisted primarily of share-based compensation, which was $0.8 million higher in the Current Nine Months.
Investing Activities
During the Current Nine Months, net cash used in investing activities was $3.3 million primarily as follows:

•	Capital expenditures were $10.7 million, which consisted primarily of deposits on future helicopter deliveries and the purchase of spare helicopter parts, equipment and building improvements.

•	Proceeds from the disposition of property and equipment were $6.1 million.

•	Net principal payments received from equity investees and third parties were $0.8 million.

•	Returns of helicopter deposits were $0.5 million.
During the Prior Nine Months, net cash used in investing activities was $18.3 million primarily as follows:

•	Capital expenditures were $47.3 million, which consisted primarily of a base expansion project and deposits on future helicopter deliveries.

•	Proceeds from the disposition of property and equipment were $20.6 million.

•	Proceeds from the sale of the FBO were $14.3 million.

•	Cash outflows for business acquisitions, net of cash acquired, were $3.2 million.

•	Deposits into escrow accounts, including for like-kind exchanges, were $2.2 million.

•	Net cash outflows for the settlement of derivative transactions were $1.1 million.

•	Net principal payments received from equity investees and third parties were $0.5 million.
Financing Activities
During the Current Nine Months, net cash used in financing activities was $26.2 million primarily as follows:

•	Principal payments on long-term debt were $29.5 million.

•	Proceeds from additional borrowings under our Revolving Credit Facility were $7.0 million.

•	Cash used for the repurchase of a portion of our 7.750% Senior Notes was $4.3 million.

•	Proceeds from share award plans were $0.8 million.

•	Cash used for the repurchase of treasury shares was $0.2 million.
During the Prior Nine Months, net cash used in financing activities was $42.6 million primarily as follows:

•	Principal payments on long-term debt were $52.1 million.

•	Proceeds from additional borrowings under our Revolving Credit Facility were $35.0 million.

•	Cash used for the repurchase of a portion of our 7.750% Senior Notes was $24.3 million.

•	Cash used for the repurchase of treasury shares was $2.1 million.

•	Proceeds from share award plans were $1.1 million.
Amendment to Revolving Credit Facility
As of September 30, 2016, our Revolving Credit Facility provided us with the ability to borrow up to $300.0 million, subject to certain conditions. On October 27, 2016, we entered into the Consent and Amendment No. 3 to our Revolving Credit Facility to, among other things, decrease the total amount that can be borrowed thereunder to $200.0 million, with a sub-limit of up to $50.0 million for letters of credit. The Revolving Credit Facility includes an “accordion” feature which, if exercised and subject to agreement by the lenders and the satisfaction of certain conditions, will increase total commitments by up to $100.0 million. Our availability under the Amended Revolving Credit Facility may be limited by the terms of the 7.750% Senior Notes and certain maintenance covenants specified under the Amended Revolving Credit Facility. As of, and based on our operating results through, September 30, 2016, we have the ability to borrow an additional $124.3 million under the Revolving Credit Facility. After giving effect to the Consent and Amendment No. 3 to the Revolving Credit Facility, we had the ability to borrow an additional $128.8 million under the Revolving Credit Facility.
Senior Notes
On December 7, 2012, we completed an offering of $200.0 million aggregate principal amount of our 7.750% Senior Notes due December 15, 2022. Interest on the notes is payable semi-annually in arrears on June 15 and December 15 of each year. From time to time, we may opportunistically repurchase our 7.750% Senior Notes in open market or privately negotiated transactions on terms we believe to be favorable. During the nine months ended September 30, 2016, we repurchased $5.0 million of the 7.750% Senior Notes for total cash of $4.5 million including accrued interest of $0.2 million. During the nine months ended September 30, 2015, we repurchased $24.9 million of the 7.750% Senior Notes for total cash of $24.3 million including accrued interest of $0.4 million. As of September 30, 2016, $144.8 million in aggregate principal amount of the 7.750% Senior Notes remains outstanding. We may also redeem the 7.750% Senior Notes at any time and from time to time at a premium as specified in the indenture governing the 7.750% Senior Notes.

Aeróleo Debt
During the nine months ended September 30, 2016, we prepaid a $1.0 million loan due to a third party in Brazil. Also during the nine months ended September 30, 2016, we and our partner in Aeróleo each contributed notes payable to us by Aeróleo as a contribution of additional capital into Aeróleo. As a result, $6.3 million of debt due to our partner in Aeróleo was recorded in net loss attributable to noncontrolling interest in subsidiary on the accompanying condensed consolidated statements of operations.
Short and Long-Term Liquidity Requirements
We anticipate that we will generate positive cash flows from operating activities and that these cash flows will be adequate to meet our working capital requirements. During the nine months ended September 30, 2016, our cash provided by operating activities was $46.5 million. To support our capital expenditure program and/or other liquidity requirements, we may use operating cash flow, cash balances or proceeds from sales of assets, issue debt or equity, borrow under our Revolving Credit Facility or undertake any combination of the foregoing.
Our availability of long-term financing is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, capital expenditures and a reasonable return on investment. Management will continue to closely monitor our liquidity as well as the capital and other financing markets.
Off-Balance Sheet Arrangements
On occasion, we and our partners will guarantee certain obligations on behalf of our joint ventures. As of September 30, 2016, we had no such guarantees in place.
Contingencies
Brazilian Tax Disputes
We are disputing assessments of approximately $7.1 million in taxes, penalties and interest levied by the municipal authorities of Rio de Janeiro (for the period between 2000 to 2005) and Macae (for the period between 2001 to 2006) (collectively, the “Municipal Assessments”). We believe that, based on our interpretation of tax legislation supported by clarifying guidance provided by the Supreme Court of Brazil with respect to the issue in a 2006 ruling, we are in compliance with all applicable tax legislation and plan to defend this claim vigorously at the administrative levels in each jurisdiction. In the event the Municipal Assessments are upheld at the last administrative level, it may be necessary for us to deposit the amounts at issue as security to pursue further appeals. We received a final, unfavorable ruling with respect to a similar assessment levied by the Rio de Janeiro State Treasury for the periods between 1994 to 1998 (the “1998 Assessments”). The 1998 Assessments were upheld without taking into consideration the benefit of the clarifying guidance issued by the Supreme Court following the assertion of the claims. The final adjudication of the 1998 Assessments requires payment of amounts that are within the established accruals, will be paid in multiple installments over time and are not expected to have a material effect on our financial position or results of operations. At September 30, 2016, it is not possible to determine the outcome of the Municipal Assessments, but we do not expect that an adverse outcome would have a material effect on our business, financial position or results of operations. In addition, it is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for any subsequent periods.
We are also disputing challenges raised by the Brazilian tax authorities with respect to certain tax credits applied by Aeróleo between 1995 to 2009. The tax authorities are seeking $2.2 million in additional taxes, interest and penalties. We believe that, based on our interpretation of tax legislation, we are in compliance with all applicable tax legislation and plan to defend this claim vigorously. At September 30, 2016, it is not possible to determine the outcome of this matter, but we do not expect that an adverse outcome would have a material effect on our business, financial position or results of operations.
We are disputing responsibility for $2.7 million of employer social security contributions required to have been remitted by one of our customers relating to the period from 1995 to 1998. Although we may be deemed co-responsible for such remittances under the local regulatory regime, the customer’s payments to us against presented invoices were made net of the specific remittances required to have been made by the customer and at issue in the claim. As such, we plan to defend this claim vigorously. At September 30, 2016, it is not possible to determine the outcome of this matter, but we do not expect that an adverse outcome would have a material effect on our business, financial position or results of operations.
We are disputing certain penalties that are being assessed by the State of Rio de Janeiro in respect of our alleged failure to submit accurate documentation and to fully comply with filing requirements with respect to certain value-added taxes.  We elected to make payment of $0.2 million in installments over time to satisfy a portion of these penalties.  Upon confirming with the asserting authority that the originally proposed penalties of $1.6 million with respect to the balance of the assessments were calculated based on amounts containing a typographical error, the aggregate penalties that remain in dispute total $0.4 million. At September 30, 2016, it is not possible to determine the outcome of this matter, but we do not expect that an adverse outcome would have a material effect on our business, financial position or results of operations.

We are also disputing claims from the Brazilian tax authorities with respect to federal customs taxes levied upon the helicopters leased by us and imported into Brazil under a temporary regime and subject to re-export. In order to dispute such assessments and pursue its available legal remedies within the judicial system, we deposited the amounts at issue into an escrow account that serves as security and with the presiding judge in the matter controlling the release of such funds. We believe that, based on our interpretation of tax legislation and well established aviation industry practice, we are not required to pay such taxes and plan to defend this claim vigorously. At September 30, 2016, it is not possible to determine the outcome of this matter, but we do not expect that an adverse outcome would have a material effect on our business, financial position or results of operations.
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
As of September 30, 2016, we had non-U.S. dollar denominated capital purchase commitments of €112.3 million ($126.2 million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. dollar equivalent of the non-hedged purchase commitment by $12.6 million. As of September 30, 2016, we maintained non-U.S. dollar denominated cash balances of €1.6 million ($1.8 million) and a receivable balance of €2.4 million ($2.7 million). An adverse change of 10% in the underlying foreign currency exchange rate would reduce net income by $0.1 million and $0.2 million, respectively. As of September 30, 2016, our Brazilian subsidiary maintained a non-U.S. dollar denominated working capital balance of R$11.4 million ($3.5 million). An adverse change of 10% in the underlying foreign currency exchange rate would reduce our working capital balance by $0.3 million.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016. Based on their evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, as of September 30, 2016.
During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Any changes in the supply of, or demand for, helicopters could impact the secondary market. Industry conditions, including the global oil and gas market downturn we are currently experiencing, could result in a decline in demand for helicopters in that end market and a corresponding increase in idle helicopters. In May 2016, a global competitor filed for Chapter 11 bankruptcy protection and has received court approval to reject leases resulting in the return to lessors of 71 helicopters. As of October 28, 2016, this global competitor has requested approval to reject leases that could result in the return of an additional 24 leased helicopters to lessors and to abandon helicopters that could result in the transfer to its secured lenders of an additional five helicopters. In addition, this competitor seeks to restructure the terms of certain of its existing leases. The rejection and abandonment of these helicopters are expected to increase the number of idle helicopters and could potentially increase the supply of helicopters available for sale. These changes in supply could adversely impact helicopter rates and pricing of helicopters in the secondary market.

In April 2016, an Airbus Helicopters H225 (also known as a EC225LP) model helicopter operated by the global competitor referenced above was involved in an accident in Norway. The helicopter was carrying eleven passengers and two crew members at the time of the accident. The accident resulted in thirteen fatalities. The cause of the accident is not yet known and is under investigation by the relevant authorities. The Accident Investigation Board Norway (“AIBN”) published preliminary reports that contained findings from the investigation into the accident in May and June 2016. Pursuant to a safety recommendation published by the AIBN, a number of regulatory authorities issued safety directives suspending operations, with limited exceptions, of all Airbus H225 and AS332L2 model helicopters registered in their jurisdictions, and a number of customers and operators voluntarily suspended operations of those two helicopter models. Any extended suspension or grounding of a particular helicopter model, such as the H225 and AS332L2, could increase the number of idle helicopters of such model, increase the supply of helicopters of such model available for sale and negatively impact the market value of that helicopter model. As of September 30, 2016, the net book value of our H225 helicopters and related inventory of parts and equipment was $162.4 million. Any negative impact on the demand for helicopters or increase in the supply of helicopters available for sale could impair our ability to dispose of helicopters and related equipment in the secondary market or reduce the amounts that we could obtain therefrom, reduce the market value of our owned helicopter fleet, or affect our ability to effectively manage the size and mix of our fleet, any of which could have a material adverse effect on our business, financial condition and results of operations.
The concentration of certain helicopter models in our fleet could materially adversely affect our business, financial condition or results of operations should any problems specific to these particular models occur.
As of September 30, 2016, two helicopter models - the H225 heavy helicopter model and AW139 medium helicopter model - comprised approximately 66% of the net book value of our helicopter fleet.   If the market demand for either of these models declines, if either of these models experiences technical difficulties or if either of these models is involved in an operational incident, it could cause a diminution in value of the affected model.  In addition, the bankruptcy or shutdown of a helicopter operator or lessor with a large fleet of such helicopter models may result in an oversupply of such model being made available to the market, which could reduce the rates earned by, and/or the value of, such helicopter model.  Due to the high concentration of these models in our fleet, a significant decline in value of any of these models that is other than temporary could result in an impairment to the carrying value of our helicopter fleet. The occurrence of any of these events could materially adversely affect our business, financial condition or results of operations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the three months ended September 30, 2016:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2016 - July 31, 2016	—	$—	—	$22,934,076
August 1, 2016 - August 31, 2016	—	$—	—	$22,934,076
September 1, 2016 - September 30, 2016	—	$—	—	$22,934,076

ITEM 6.	EXHIBITS
The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Era Group Inc. (Registrant)

DATE:	November 1, 2016	By:	/s/ Andrew L. Puhala
Andrew L. Puhala, Senior Vice President, Chief Financial Officer

DATE:	November 1, 2016	By:	/s/ Jennifer Whalen
Jennifer Whalen, Vice President, Chief Accounting Officer

EXHIBIT INDEX

10.1	Consent and Amendment No. 2 to Amended and Restated Senior Secured Revolving Credit Facility
10.2	Consent and Amendment No. 3 to Amended and Restated Senior Secured Revolving Credit Facility
31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase