Form 10-K
period 2016-12-31
ERA GROUP INC.
filed 2017-03-09
CIK 1525221

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2016 was $184,016,562. The total number of shares of Common Stock, par value $0.01 per share, outstanding as of March 3, 2017 was 20,933,566. The Registrant has no other class of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2016 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

•	the Company’s reliance on a small number of customers and the reduction of its customer base resulting from bankruptcies or consolidation;

•	risks that the Company’s customers reduce or cancel contracted services or tender processes;

•	cost savings initiatives implemented by the Company’s customers;

•	risks inherent in operating helicopters;

•	the Company’s ability to maintain an acceptable safety record;

•	the impact of increased United States (“U.S.”) and foreign government regulation and legislation, including potential government implemented moratoriums on drilling activities;

•
the impact of a grounding of all or a portion of the Company’s fleet for extended periods of time or indefinitely on the Company’s business, including its operations and ability to service customers, results of operations or financial condition and/or the market value of the affected helicopter(s);

•	the Company’s ability to successfully expand into other geographic and aviation service markets;

•
risks associated with political instability, governmental action, war, acts of terrorism and changes in the economic condition in any foreign country where the Company does business, which may result in expropriation, nationalization, confiscation or deprivation of the Company’s assets or result in claims of a force majeure situation;

•	the impact of declines in the global economy and financial markets;

•	the impact of fluctuations in foreign currency exchange rates on the Company’s asset values and cost to purchase helicopters, spare parts and related services;

•	risks related to investing in new lines of service without realizing the expected benefits;

•	risks of engaging in competitive processes or expending significant resources for strategic opportunities, with no guaranty of recoupment;

•	the Company’s reliance on a small number of helicopter manufacturers and suppliers;

•	the Company’s ongoing need to replace aging helicopters;

•	the Company’s reliance on the secondary helicopter market to dispose of older helicopters;

•	the Company’s reliance on information technology;

•	the impact of allocation of risk between the Company and its customers;

•	the liability, legal fees and costs in connection with providing emergency response services;

•	adverse weather conditions and seasonality;

•	risks associated with the Company’s debt structure;

•	the Company’s counterparty credit risk exposure;

•	the impact of operational and financial difficulties of the Company’s joint ventures and partners and the risks associated with identifying and securing joint venture partners when needed;

•	conflict with the other owners of the Company’s non-wholly owned subsidiaries and other equity investees;

•	adverse results of legal proceedings;

•	the Company’s ability to obtain insurance coverage and the adequacy and availability of such coverage;

•	the Company’s ability to remediate the material weakness in its internal controls over financial reporting described in “Item 9A. Controls and Procedures” of this Annual Report;

•	the possibility of labor problems;

•	the attraction and retention of qualified personnel;

•	restrictions on the amount of foreign ownership of the Company’s common stock; and

•	various other matters and factors, many of which are beyond the Company’s control.
It is not possible to predict or identify all such factors. Consequently, the foregoing should not be considered a complete discussion of all potential risks or uncertainties. The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this Annual Report on Form 10-K should be evaluated together with the many uncertainties that affect the Company’s businesses, particularly those discussed in greater detail in Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS
General
Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us” and the “Company” refer to Era Group Inc. and its consolidated subsidiaries. “Era Group” refers to Era Group Inc., incorporated in 1999 in Delaware. “Common Stock” refers to the common stock, par value $0.01 per share, of Era Group. The Company’s fiscal year ended on December 31, 2016.
We are one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the U.S., which is our primary area of operations. Our helicopters are primarily used to transport personnel to, from and between offshore oil and gas production platforms, drilling rigs and other installations. In the years ended December 31, 2016, 2015 and 2014, approximately 62%, 66% and 67%, respectively, of our total operating revenues were earned in the U.S. Gulf of Mexico. In the same periods, approximately 31%, 21% and 15%, respectively, of total operating revenues were earned in international locations. We currently have customers in Argentina, Brazil, Colombia, the Dominican Republic, India, Suriname and the United Kingdom.
The primary users of our helicopter services are international, independent and major integrated oil and gas exploration, development and production companies. Our customers include Anadarko Petroleum Corporation (“Anadarko”), Petroleo Brasileiro S.A. (“Petrobras”), Williams Strategic Sourcing Company (“Williams”), and the Bureau of Safety and Environmental Enforcement (“BSEE”), a U.S. government agency. In the years ended December 31, 2016, 2015 and 2014, approximately 88%, 78% and 76%, respectively, of our operating revenues were derived from helicopter services, including emergency response search and rescue (“SAR”) services, provided to customers primarily engaged in offshore oil and gas exploration, development and production activities. Accordingly, our results of operations are, to a large extent, tied to the level of offshore exploration, development and production activity by oil and gas companies in the Americas, including the U.S. Gulf of Mexico and Brazil. In addition to serving the oil and gas industry, we provide air medical services, utility services to support firefighting, mining, power line and pipeline survey activities and Alaska flightseeing tours, among other activities. In 2016, we began to provide unmanned aerial solutions (“UAS”) utilizing unmanned aerial vehicles and related sensory technologies for multiple applications such as inspections, surveys, mapping, imagery and construction and engineering to service numerous industries.
In addition to operating helicopters, we also lease helicopters to third parties and foreign affiliates and, in some cases, provide services such as logistical and maintenance support, training and flight and maintenance crews in addition to the helicopters. These third parties and affiliates in turn provide helicopter services to customers in their local markets, many of which include oil and gas exploration, development and production companies. Under these leasing arrangements, operational responsibility is typically assumed by the lessee, eliminating, in large part, the need to incur the investment costs for direct support infrastructure in the location the helicopters are utilized.
In certain countries where we believe it is beneficial to access the local market for offshore helicopter support, we conduct our international operations through subsidiaries, strategic alliances with foreign partners or through entities structured as joint ventures with local shareholders. In Brazil, we hold a 50% economic and 20% voting interest in Aeróleo Taxi Aéreo S/A (“Aeróleo”), a helicopter transport service provider to the offshore oil and gas industry based in Rio de Janeiro, Brazil. Aeróleo is consolidated in our financial statements as it is a variable interest entity of which we are the primary beneficiary. In Colombia, we hold a 75% interest in Sicher Helicopters SAS (“Sicher”), a leading helicopter operator based in Bogota, Colombia with a strong presence in the existing onshore oil and gas market. Sicher is also consolidated in our financial statements.
We provide additional services through joint ventures that complement our core helicopter operating and leasing activities. We hold a 50% interest in our Dart Holding Company Ltd. (“Dart”) joint venture, which is a sales and manufacturing organization based in Canada that engineers and manufactures after-market helicopter parts and accessories for sale to helicopter manufacturers and operators and distributes parts and accessories on behalf of other manufacturers. We also hold a 50% interest in Era Training Center LLC (“Era Training”), a joint venture based in Lake Charles, Louisiana, which provides classroom instruction, flight simulator and other training to our employees and third parties.
Era Group’s principal executive office is located at 818 Town & Country Blvd., Suite 200, Houston, Texas 77024, and its telephone number is (713) 369-4700. Era Group’s website address is www.erahelicopters.com. The reference to Era Group’s website is not intended to incorporate the information on the website into this Annual Report on Form 10-K.
Emerging Growth Company

On January 31, 2013, SEACOR Holdings Inc. (“SEACOR”) completed the spin-off of Era Group, and we are now an independent company with our Common Stock traded on the New York Stock Exchange (“NYSE”) under the symbol “ERA.” We are an “Emerging Growth Company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and obtaining stockholder approval of any golden parachute payments. Unless our public float exceeds $700 million or our annual revenues exceed $1 billion before then, we will cease to be an emerging growth company no later than December 31, 2018.
Segment and Geographic Information
We have determined that our operations comprise a single segment. Helicopters are mobile and versatile assets and, as a result, may be utilized in any of our service lines as business needs dictate. Financial data for geographic areas is reported in Note 13 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
Our Strategy
Our goal is to be the most efficient helicopter operator in the industry and to pursue additional business opportunities that leverage our strengths. Our operational, commercial and capital allocation strategies to achieve this goal are as follows:
Be the preferred provider of helicopter services in the Americas. The primary focus of our business operations is the provision of safe, reliable and efficient helicopter services to our valued customers. We believe our customers consider safety and reliability as the two primary attributes required of their helicopter service providers. We are a founding member of HeliOffshore Ltd. (“HeliOffshore”), a global offshore helicopter industry safety association, and we continue to maintain a leadership role in the organization, which uses cross-industry cooperation as a platform for enhancing the industry’s overall strong safety record by sharing best practices, developing and applying advanced technology and encouraging common global flight standards. Amongst the helicopter service operators who meet their safety and reliability requirements, we believe customers usually make their selection of a provider based on aircraft availability, quality and location of facilities, customer service and pricing. We maintain 22 bases of operations in the Americas to support our customer needs, including a 35-acre super base in Houma, Louisiana that is one of the premier heliports servicing the Gulf of Mexico offering state of the art technology, security screening and passenger processing and comfort to our passengers and employees. We maintain a close partnership with our customers to better enable us to anticipate their needs, to enhance customer service, to better manage our fleet utilization and to inform our capital allocation decisions.
Continue to upgrade our versatile helicopter fleet to enhance fleet utilization and facilitate fleet management. We are one of the largest helicopter operators in the world, operating a diverse and technologically advanced fleet of helicopters. We seek to enhance our fleet through the acquisition of new helicopter models and the installation of newer and safer technologies. An integral part of our fleet strategy is premised upon maintaining well-qualified and well-trained maintenance, ground and flight crews to service our fleet. We regularly review our asset portfolio by assessing market conditions and our customers’ demand for different helicopter models. We buy, sell and lease our equipment in the ordinary course of our business. We believe our strong relationships with the helicopter original equipment manufacturers (“OEMs”) help us maintain an asset base suitable for use within our own operations and for a variety of leasing solutions to other operators. We have ordered and maintain options on a number of new helicopters from the OEMs. During 2016, we took delivery of two AW189 heavy helicopters, and we have orders for two additional S92 heavy helicopters, five additional AW189 helicopters and five AW169 light twin helicopters. These new helicopter models enhance our fleet diversity and better enable us to meet customer needs. In order to maintain the flexibility required to address changing industry and market conditions that impact the supply and demand for our services and our customer needs, we retain the ability to terminate a significant portion of our commitments to purchase new helicopters subject to specified minimal liquidated damages.
Pursue additional leasing opportunities. We believe the various leasing solutions that we offer to other helicopter operators permit us to monetize demand from end markets that we may not otherwise have access to without a further investment in infrastructure and/or operations. There is intense competition in the leasing market with the introduction and expansion of specialized helicopter leasing companies. We believe customers look to us for a variety of leasing solutions because of our fleet diversity, including selection of light, medium and heavy helicopters to meet customer needs, and our ability as an operator to provide related services such as training, maintenance support and temporary ground and flight crews, which differentiates us from the financial leasing companies. During 2016, we began leasing helicopters together with related support services to a new customer providing helicopter transport services in Argentina.

Expand into new and growing geographic markets. We believe there are significant opportunities in markets outside of the U.S., and we selectively seek to access these growth markets. In addition to our 50% economic interest in Aeróleo in Brazil and 75% interest in Sicher in Colombia, we continue to develop relationships in targeted markets that we believe are underserved by larger multinational helicopter operators, may benefit from our unique offering of services and expertise and provide us with opportunities for growth. During 2016, we expanded our footprint with the commencement of operations in Suriname, which, together with our entry into Argentina, has enhanced our position as one of the preferred providers of helicopter services in the Americas with a presence from Alaska to Argentina. As we seek to grow our business, we regularly evaluate new opportunities and entry into new markets through operating contracts, leases, acquisitions, joint venture investments and alliances with other industry participants.
Maximize shareholder value. We proactively manage our fleet as a portfolio of assets, and we plan our capital allocation with a focus on achieving business growth and improving rates of return, taking into careful account our balance sheet, liquidity and risk management. During 2016, we amended our $200.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) to, among other things, revise our maintenance covenants to provide us with additional flexibility. Our goal is to deliver strong returns over time by: improving cash returns through capital and operational efficiency improvements; deploying more capital into opportunities management believes can deliver strong returns for the benefit of our shareholders, including strategic acquisitions or equity investments; and withdrawing capital from areas where returns are deemed inadequate and unable to be sufficiently improved. We continuously evaluate and optimize our fleet utilization, and as helicopters come off of current contracts or are replaced by newer models, we assess our future opportunities for such helicopters against our ability to recover our remaining investments in the secondary helicopter market. When appropriate, we may divest helicopters when such actions provide the highest expected shareholder return and often upgrade our fleet by reinvesting the proceeds in newer helicopters, such as the S92 and AW189 helicopter models. In addition, we pursue opportunities that leverage our fleet’s versatility by shifting assets between markets when circumstances warrant.
We will continue to build upon the expertise, relationships and buying power in our operating businesses to develop other business opportunities and sources of revenue. Leveraging our extensive aviation experience, during 2016, we launched our UAS services and entered into an alliance to provide UAS services with Total Safety U.S., Inc. (“Total Safety”), the world's premier provider of industrial inspection and integrated safety solutions. Our UAS services utilize unmanned aerial and related sensory technologies for multiple applications such as inspections, surveys, mapping, imagery, and construction and engineering to service numerous industries. We offer solutions that are complementary to our helicopter transportation services or that provide significant benefits over traditionally delivered services, including increased safety and enhanced efficiencies through reduced manpower needs.
Equipment and Services
We own and operate three classes of helicopters:

•
Heavy helicopters, which have twin engines and a typical passenger capacity of 16 to 19, are primarily used in support of the deepwater offshore oil and gas industry, frequently in harsh environments or in areas with long distances from shore, such as those in the U.S. Gulf of Mexico, Brazil, Australia and the North Sea. Heavy helicopters are also used to support emergency response SAR operations.

•
Medium helicopters, which have twin engines and a typical passenger capacity of 11 to 12, are primarily used to support the offshore oil and gas industry, emergency response SAR and air medical services, utility services and corporate uses.

•
Light helicopters, which may have single or twin engines and a typical passenger capacity of five to nine, are used to support a wide range of activities, including the shallow water oil and gas industry, air medical and utility services, tourism and corporate uses.

As of December 31, 2016, we owned, leased or managed a total of 136 helicopters, consisting of 13 heavy helicopters, 49 medium helicopters, 33 light twin engine helicopters and 41 light single engine helicopters. We also owned two AW189 helicopters that were delivered during the fourth quarter of 2016 but not placed in service as of December 31, 2016. We had commitments to purchase 12 new helicopters consisting of five AW189 helicopters, two S92 helicopters and five AW169 helicopters. The AW189 and S92 helicopters are scheduled to be delivered in 2017 through 2019. Delivery dates for the AW169 helicopters have not been determined. In addition, we have outstanding options to purchase up to an additional ten AW189 helicopters. If these options were exercised, the helicopters would be delivered in 2019 and 2020.
As of December 31, 2016, 105 of our helicopters were located in the U.S. and 31 were located in foreign jurisdictions.
The following table identifies the types of helicopters that comprise our fleet and the number of those helicopters in our fleet as of December 31, 2016. “Owned” are those helicopters owned by us. “Leased-in” are those helicopters leased-in under operating leases. “Managed” are those helicopters that are owned by non-affiliated entities and operated by us for a fee.

As of December 31, 2016	Owned(1)	Leased-in	Managed	Total	Max. Pass.(2)	Cruise Speed	Approx. Range	Average Age(3)
						(mph)	(miles)	(years)
Heavy:
S92	2	—	—	2	19	175	620	1
H225	9	—	—	9	19	162	582	7
AW189	2	—	—	2	16	173	490	1
	13	—	—	13

Medium:
AW139	36	—	—	36	12	173	426	7
S76 C+/C++	5	—	1	6	12	161	348	10
B212	7	—	—	7	11	115	299	37
	48	—	1	49

Light—twin engine:
A109	7	—	—	7	7	161	405	11
EC135	13	2	1	16	7	138	288	8
EC145	3	—	2	5	9	150	336	8
BK117	—	2	—	2	9	150	336	n/a
BO105	3	—	—	3	4	138	276	27
	26	4	3	33

Light—single engine:
A119	14	—	—	14	7	161	270	10
AS350	27	—	—	27	5	138	361	20
	41	—	—	41
Total Fleet	128	4	4	136				12
_______________

(1)	Excludes two AW189 helicopters that were delivered in 2016 but not yet placed in service as of December 31, 2016.

(2)	In typical configuration for our operations.

(3)	Reflects the average age of helicopters that are owned by us.
The management of our fleet involves a careful evaluation of the expected demand for helicopter services across global markets and the types of helicopters needed to meet this demand. As offshore oil and gas exploration, development and production globally moves to deeper water, more heavy and medium helicopters and newer technology helicopters may be required. Our orders and options to purchase helicopters are primarily for heavy helicopters. These capital commitments reflect our effort to meet customer demand for helicopters suitable for the deepwater market.
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
In the U.S., we provide and operate helicopters under contracts using a Federal Aviation Administration (“FAA”) issued Part 135 Air Operator’s Certificate (“AOC”) for a variety of activities, primarily offshore oil and gas exploration, development and production, emergency response SAR and air medical services, utility services and flightseeing tours. For operating contracts, we are required to provide a complete support package including flight crews, helicopter maintenance and management of flight operations.
In international markets, local regulatory requirements may require us to conduct our international operations using another operator’s AOC through strategic alliances with foreign partners or through non-wholly owned entities with local shareholders. When we lease helicopters to customers that operate them on their AOC, our customers generally handle all the operational support except where our contracts require us to provide limited operational support, which may consist of helicopter maintenance, logistical support and/or training.

Markets
Our current principal markets for our transportation and emergency response SAR services to the offshore oil and gas exploration, development and production industry are in the U.S. Gulf of Mexico, Brazil, Suriname, Colombia and Alaska. In addition, we currently have customers in Argentina, the Dominican Republic, India and the United Kingdom.
Demand for helicopters in support of offshore oil and gas exploration, development and production, both in the U.S. and internationally, is affected by the level of offshore exploration and drilling activities. Activity levels in the offshore oil and gas industry, in turn, are affected by prevailing oil and gas prices, expectations about future prices, price volatility and long-term trends in oil and gas prices. Historically, the prices for oil and gas and, consequently, the level of activity in the offshore oil and gas industry, have been volatile and subject to wide fluctuations in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control, such as:

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
U.S. Markets. We are one of the largest suppliers of helicopter services in the U.S. Gulf of Mexico, which is a major offshore oil and gas exploration, development and production region and one of the largest oil and gas aviation markets in the world. We operate from 11 bases in this region. Our client base in the U.S. Gulf of Mexico consists primarily of international, independent and major integrated oil and gas companies. In addition to the quality and location of our operating bases, our strengths in this region include our advanced proprietary flight-following systems, our maintenance operations and our emergency response SAR services.
We have four operating bases in Alaska, where we provide support for independent and major integrated oil and gas companies along the North Slope, summer flightseeing tours and support for inland utility operations. Despite the remote location of our Alaskan bases, they are strategically located to provide services to our customers. These bases frequently include crew accommodations, hangars and fuel systems, all of which can be otherwise difficult or expensive to secure and maintain in such remote locations.
Our air medical services operations are primarily located in the eastern U.S.
International Markets. We actively market our services globally and currently have customers in Argentina, Brazil, Colombia, the Dominican Republic, India, Suriname and the United Kingdom.
Brazil. Brazil has one of the largest deepwater offshore exploration and production areas in the world. In 2011, we acquired a 50% economic interest and 20% voting interest in Aeróleo. Aeróleo currently operates from a network of four operating bases located strategically in Brazil. Aeróleo’s main customers are Petrobras, CGG do Brasil Participipacoes Ltda. and Statoil Brazil Oleo E Gas Ltda.
Colombia. Sicher provides helicopter services to Colombia’s existing onshore and expanding offshore oil and gas market.
Suriname. We provide helicopter services to seismic and exploration and production companies in support of Suriname’s offshore oil and gas market.
United Kingdom. We lease helicopters and provide logistics and spare parts support to an operator in the United Kingdom serving the offshore oil and gas industry.
India. In India, we lease helicopters and provide logistics and spare parts support to an operator serving the offshore oil and gas industry.
Latin America. In addition to our operations in Brazil, Colombia and Suriname, we lease helicopters and provide logistics and other support to operators in Argentina and the Dominican Republic.
Seasonality
A significant portion of our operating revenues and profits related to oil and gas exploration, development and production activity is dependent on actual flight hours. The fall and winter months have fewer hours of daylight, particularly in Alaska, and flight hours are generally lower at these times. Prolonged periods of adverse weather in the fall and winter months, coupled with the effect of fewer hours of daylight, can adversely impact operating results. In general, the months of December through February in the U.S. Gulf of Mexico and October through April in Alaska have more days of adverse weather conditions than the other months of the year. In the U.S. Gulf of Mexico, June through November is tropical storm season. During a tropical storm, we are unable to operate in the area of the storm. However, flight activity may increase immediately before and after a storm due to the evacuation and return of offshore workers. Our Alaska flightseeing operations are also seasonal with activity occurring only from late May until early September, and our firefighting support activities follow a similar seasonal pattern. There is less seasonality in our dry-leasing and air medical activities.
Customers and Contractual Arrangements
Our principal customers in the markets in which we operate are international, independent and major integrated oil and gas exploration, development and production companies. In the U.S. Gulf of Mexico, we also provide helicopter transportation services to BSEE, and in Alaska, we also provide flightseeing services to cruise line passengers. Our leasing customers are typically other helicopter operators that operate our leased helicopters under their operating certificates and retain the operating risk. These companies in turn provide helicopter transportation services primarily to oil and gas companies. As of December 31, 2016, approximately 5% of our helicopters were utilized in support of these leasing activities. Our air medical customers are typically hospitals to which we provide emergency response helicopter services.
During the year ended December 31, 2016, our top ten customers accounted for 82% of total revenues. During the year ended December 31, 2016, each of Anadarko, Petrobras and BSEE accounted for 10% or more of our total revenues. During the years ended December 31, 2015 and 2014, each of Anadarko and BSEE accounted for 10% or more of our total revenues.
We charter the majority of our helicopters primarily through master service agreements, subscription agreements, day-to-day charter arrangements, fixed-term noncancelable contracts and dry-leases. Master service agreements and subscription agreements typically require a fixed monthly fee plus incremental payments based on flight hours flown. These agreements have fixed terms ranging from one month to five years and generally may be canceled without penalty upon 30-90 days’ notice. Generally, these contracts do not commit our customers to acquire specific amounts of services or minimum flight hours and permit our customers to decrease the number of helicopters under contract with a corresponding decrease in the fixed monthly payments without penalty. Day-to-day charter arrangements require either a rate for each hour flown with a minimum number of hours to be charged or a daily fixed fee plus an hourly rate based on hours flown. Leases generally run from one to five years and may contain early cancellation provisions. Under these leases, we may provide only the equipment or provide additional services such as logistical and maintenance support, training services and flight and maintenance crews. The rate structure, as it applies to our contracts with oil and gas customers, typically contains terms that limit our exposure to changes in fuel costs. Air medical services are provided under contracts with hospitals that typically include a fixed monthly and hourly rate structure. With respect to flightseeing tours, block space on helicopters is allocated to cruise lines and seats are sold directly to customers.
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
We are one of the largest helicopter operators in the world with principal operations in the U.S. Gulf of Mexico, Brazil, Suriname, Colombia and Alaska. In the U.S. Gulf of Mexico, we have many competitors, the three largest being Bristow Group Inc. (“Bristow”), PHI, Inc. (“PHI”) and Rotorcraft Leasing Company LLC. Some oil and gas customers in the U.S. Gulf of Mexico operate their own helicopter fleets in addition to smaller companies that offer services similar to ours. In Alaska, we compete against a large number of relatively small operators. In international markets, we have several major competitors depending on the region. Our primary competitors in Brazil consist of Lider Aviação Holding S.A., OMNI Táxi Aéreo Ltda., and Brazilian Helicopter Services Taxi Aéreo Ltda.
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

Our leasing business competes against financial leasing companies such as Lease Corporation International (Aviation) Limited (“LCI”), Lobo Leasing Limited (“Lobo”), Macquarie Rotocraft Leasing Limited (“Macquarie”), Milestone Aviation Group Limited (“Milestone”) and Waypoint Leasing Limited (“Waypoint”).
Risks of Foreign Operations
We have activities worldwide, and for the years ended December 31, 2016, 2015 and 2014, 31%, 21%, and 15%, respectively, of our operating revenues were derived from foreign activities.
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
In the U.S. we hold the status of an air carrier under the relevant provisions of Title 49 of the United States Transportation Code (“Transportation Code”) and engage in the operating and leasing of helicopters in the U.S. and, as such, we are subject to various statutes and regulations. We are governed principally by the regulations of the United States Department of Transportation (“DOT”), including Part 298 registration as an On-Demand Air Taxi Operator, and the regulations of the FAA applicable to an FAA Part 135 Air Taxi certificate holder. Among other things, the DOT regulates our status as an air carrier, including our U.S. citizenship. The FAA regulates our flight operations and, in this respect, has jurisdiction over our personnel, helicopters, ground facilities and certain technical aspects of our operations. In addition to the FAA, the National Transportation Safety Board is authorized to investigate our helicopter accidents (if any) and to recommend improved safety standards. We are also subject to the Communications Act of 1934, as amended, because of the use of radio facilities in our operations.
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
We are subject to state and local laws and regulations including, but not limited to, significant state regulations for our emergency response SAR and air medical services. In addition, our international operations, primarily helicopter leasing and our joint ventures, are required to comply with the laws and regulations in the jurisdictions in which they conduct business.
Environmental Compliance. Our business is subject to international and U.S. federal, state and local laws and regulations relating to environmental protection and occupational safety and health, including laws that govern the discharge of oil and pollutants into navigable waters. If we fail to comply with these environmental laws and regulations, administrative, civil and criminal penalties may be imposed, and we may become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. We may also be subject to civil claims arising out of a pollution event. These laws and regulations may expose us to strict, joint and several liability for the conduct of or conditions caused by others or for our own acts even though these actions were in compliance with all applicable laws and regulations at the time they were performed. To date, such laws and regulations have not had a material adverse effect on our business, results of operations or financial condition.
These laws include the federal Water Pollution Control Act, also known as the Clean Water Act, which imposes restrictions on the discharge of pollutants to the navigable waters of the U.S. In addition, because our operations generate and, in some cases, involve the transportation of hazardous wastes, we are subject to the federal Resource Conservation and Recovery Act, which regulates the use, generation, transportation, treatment, storage and disposal of hazardous and certain non-hazardous wastes. Under the Comprehensive Environmental Response, Compensation and Liability Act, referred to as CERCLA or the Superfund law, and certain comparable state laws, strict, joint and several liability can be imposed without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner and operator of a contaminated site where a hazardous substance release occurred and any company that transported, disposed of or arranged for the transport or disposal of hazardous substances, even from inactive operations or closed facilities that have been released into the environment. In addition, neighboring landowners or other third parties may file claims for personal injury, property damage and recovery of response cost. We currently own, lease, or operate properties and facilities that, in some cases, have been used for industrial activities for many years. Hazardous substances, wastes, or hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations where such substances have been taken for disposal. In addition, some of these properties have been operated by third parties or by previous owners whose treatment, storage and disposal or release of hazardous substances, wastes, or hydrocarbons was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial activities to prevent future contamination.
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
We manage exposure to losses from the above-described laws and regulations through our efforts to use only well-maintained, well-managed and well-equipped facilities and equipment and our development of safety and environmental programs, including our insurance program. We believe these efforts will be able to accommodate all reasonably foreseeable environmental regulatory changes. There can be no assurance, however, that any future laws, regulations or requirements or that any discharge or emission of pollutants by us will not have a material adverse effect on our business, financial position or our results of operations.
Safety, Industry Hazards and Insurance
The safety of our passengers and the maintenance of a safe working environment for our employees is our number one operational priority. We believe we have a strong safety culture throughout our organization that is sponsored by our President and Chief Executive Officer, who is responsible for setting the tone at the top. We strive to exceed the stringent safety and performance audit standards set by aviation regulatory bodies and our customers.
Our safety department ensures that our operations comply with government regulations, customer safety requirements and safety standards within our organization, base operating procedures are standardized and our employees are properly trained. A key to maintaining our strong safety record is having highly qualified, experienced and well trained employees. We conduct training and develop, implement, monitor and continuously improve our safety programs to promote a safe working environment and minimize hazards.
We target zero accidents and injuries in the workplace. Helicopter operations are potentially hazardous and may result in incidents or accidents. Hazards such as adverse weather conditions, collisions, fire and mechanical failures may result in death or injury to personnel, damage to equipment and other environmental damage.
We have implemented a safety program that includes, among many other features, (i) transition and recurrent training using flight training devices, (ii) an FAA approved flight operational quality assurance program and (iii) health and usage monitoring systems (“HUMS”), which automatically monitor and report on vibrations and other anomalies on key components of certain helicopters in our fleet.
Employees
As of December 31, 2016, we employed 846 individuals, including 226 pilots and 225 mechanics. We consider our relations with our employees to be good. Certain of our employees in Brazil (approximately 30% of our total workforce) are covered by union or other collective bargaining agreements. If we are involved in any disputes over the terms of these collective bargaining agreements and are unable to negotiate acceptable contract terms with the unions that represent our employees, it could result in strikes, work stoppages or other slowdowns, higher labor costs or other conditions that could adversely affect our financial condition and results of operations.

Where You Can Find More Information
We are required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). Unless otherwise stated herein, these filings are not deemed to be incorporated by reference in this report. All of our filings with the SEC will be available once filed, free of charge, on our website, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and any amendments to those reports. These reports and amendments will be available on our website as soon as reasonably practicable after we electronically file the reports or amendments with the SEC. The reference to our website is not intended to incorporate the information on the website into this Annual Report on Form 10-K. Our filings will also be available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information as to the operation of the SEC’s Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information. In addition, our Corporate Governance and other policies, and the Board of Directors’ Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee charters are available, free of charge, on our website or in print for stockholders.

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
In the years ended December 31, 2016, 2015 and 2014, approximately 88%, 78% and 76%, respectively, of our operating revenues were generated by our services, including emergency response SAR services, to companies primarily engaged in offshore oil and gas exploration, development and production activities. Additionally, our leasing customers typically provide services to oil and gas companies in their respective local markets. As a result, demand for our services, and thereby our revenue, profitability and results of operations, are significantly impacted by levels of activity in the offshore oil and gas industry. These levels of activity have historically been volatile and the volatility is likely to continue in future periods. To varying degrees, activity levels in the offshore oil and gas industry are affected by prevailing oil and gas prices, expectations about future prices, price volatility and long-term trends in oil and gas prices. Historically, the prices for oil and gas, and consequently, the levels of activity in the offshore oil and gas exploration, development and production sectors, have been subject to wide fluctuations in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control, such as:

•	general economic conditions;

•	actions of the Organization of Petroleum Exporting Countries and other oil producing countries to control prices or change production levels;

•	the price and availability of alternative fuels;

•	assessments of offshore drilling prospects compared with land-based opportunities that do not generally require our services;

•	the costs of exploration, development and production and delivery of oil and natural gas offshore;

•	expectations about future supply and demand for oil and gas;

•	availability and rates of discovery of new oil and natural gas reserves in offshore areas, as well as on land;

•	federal, state, local and international political conditions, and policies including those with respect to local content requirements and the exploration and development of oil and gas reserves;

•
uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in the Middle East or other geographic areas, or further acts of terrorism in the U.S. or elsewhere;

•	technological advancements affecting exploration, development and production of oil and gas and energy consumption;

•	weather conditions;

•	government regulation, including environmental regulation and drilling regulation, permitting and concessions;

•	regulation of drilling activities and the availability of drilling permits and concessions and environmental regulation; and

•
the ability of oil and natural gas companies to generate funds or otherwise obtain capital required for offshore oil and gas exploration, development and production and their capital expenditures budgets.

Beginning in mid-2014, oil and natural gas prices decreased significantly and remained low, compared to recent historical averages, through 2016. This prolonged, significant downturn in oil and gas prices has adversely affected our revenue, profitability and results of operations. We cannot predict future oil and gas price movements. Any continuation of the lower oil and gas price environment or exacerbation thereof could further depress the level of helicopter activity in support of exploration and, to a lesser extent, production activity, which could have a material adverse effect on our revenue, profitability, financial condition, results of operations, cash flow and prospects. No assurance can be given that the recent decline of oil and gas prices will not continue to adversely affect offshore exploration or production operations, or that our operations will not continue to be adversely affected.
Additionally, the level of activity in offshore oil and gas exploration, development and production is affected by the relative economics of and resultant level of activity in land-based oil and gas exploration, development and production.  In recent years, there has been a significant focus on and increase in production from North American shale reservoirs, which has been facilited by hydraulic fracturing and other technologies.  The availability of more economical oil and gas reserves, including, if applicable, North American shale reservoirs, could have a material adverse effect on our business, financial condition and results of operations.
We are in a cyclical business.
Our industry has historically been cyclical and is affected by the volatility of oil and gas price levels, fluctuations in government programs and spending and general economic conditions. There have been, and in the future may continue to be, periods of high demand followed by periods of low demand for our services. Changes in commodity prices can have a significant effect on demand for our services, and periods of low activity intensify price competition in the industry and could result in our helicopters being idle, or operating at reduced margins, for long periods of time. A prolonged significant downturn in oil and natural gas prices such as the one we are currently experiencing or increased regulation containing onerous compliance requirements is likely to cause a substantial decline in expenditures for exploration, development and production activity, which would result in a decline in demand and lower rates for our services. Similarly, the government agencies with which we do business could face budget cuts or limit spending, which would also result in a decline in demand and lower rates for our services. These changes could adversely affect our business, financial condition and results of operations.
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
We derive a significant portion of our revenues from a limited number of oil and gas exploration, development and production companies and government agencies. Specifically, services provided to Anadarko, Petrobras and BSEE accounted for 24%, 20% and 16% of our revenues, respectively, for the year ended December 31, 2016. The portion of our revenues attributable to any single customer may change over time, depending on the level of activity by any such customer, our ability to meet the customer’s needs and other factors, many of which are beyond our control. The loss or reduction of business from any of our significant customers, if not offset by sales to new or existing customers, could have a material adverse effect on our business, financial condition and results of operations.
Further, to the extent any of our customers or the customers of companies to whom we lease helicopters experience an extended period of operational or financial difficulty, we could face significant counterparty credit risk or such customers could terminate our services generally with the requirement to pay little or no liquidating damages. The occurrence of either of these events could significantly affect our revenues, liquidity, cash flows and results of operations.
Consolidation of and asset sales affecting our customer base could adversely affect demand for our services and reduce our revenues.
Many of our customers are international, independent and major integrated oil and gas exploration, development and production companies. In recent years, these companies have undergone substantial consolidation and engaged in sales of specific assets, and additional consolidation and asset sales are possible. Consolidation results in fewer companies to charter or contract for our services. In the event one of our customers combines with, or sells assets to, a company that is using the services of one of our competitors, the combined or successor company could decide to use the services of that competitor or another provider. Further, merger activity among both major and independent oil and natural gas companies affects exploration, development and production activity as the consolidated companies often put projects on hold while integrating operations. Consolidation may also result in an exploration and development budget for a combined company that is lower than the total budget of both companies before consolidation. Reductions in the budgets of oil and gas companies could adversely affect demand for our services that could result in a material adverse impact on our business, financial condition and results of operations.
Our customers include U.S. government agencies that are dependent on budget appropriations, which may fluctuate and, as a result, limit their ability to use our services.
U.S. government agencies, consisting primarily of BSEE, are among our key customers and accounted for 16% of our revenues for the year ended December 31, 2016. Government agencies receive funding through budget appropriations, which are determined through the political process, and as a result, funding for the agencies with which we do business may fluctuate. In recent years, there has been increased Congressional scrutiny of discretionary program spending by the U.S. government in light of concerns over the size of the national debt and lawmakers have discussed the need to cut or impose caps on discretionary spending, which could result in budget cuts to federal agencies to which we provide services. If any of these agencies, and in particular BSEE, experience reductions in their budgets or if they change their spending priorities, their ability or willingness to spend on helicopter services may decline, and they may substantially reduce or cease using our services, which could have a material adverse effect on our business, financial condition and results of operations.
Our industry is subject to intense competition.
The helicopter industry is highly competitive. Contracting for helicopter services is often done through a competitive bidding process among those operators having an acceptable safety record, demonstrated reliability, requisite equipment for the job and sufficient resources to provide coverage when primary equipment comes out of service for maintenance. Customers typically make their final choice based on aircraft availability, quality and location of facilities, customer service and price. If we are unable to satisfy the criteria to participate in bids or are otherwise unable to compete effectively, our business, financial condition and results of operations could be materially and adversely affected.
In certain of our international markets where foreign regulations may require that contracts be awarded to local companies owned or controlled by nationals, we may participate in bids as a subcontractor or vendor to the local bidding company. These third party local bidding companies may not be able to win these bids for reasons unrelated to us, our safety record, reliability, or equipment. Accordingly, we may lose potential business, which may be significant, for reasons beyond our control.
We compete against a number of helicopter operators, including other major global helicopter operators such as Bristow and CHC Group Ltd. In the U.S., we face competition for business in the oil and gas industry from three major operators: Bristow, PHI and Rotorcraft Leasing Company, LLC. In our international markets, we also face competition from local operators in countries where foreign regulations may require that contracts be awarded to local companies owned or controlled by nationals or from operators that are more recognized in some of those markets. There can be no assurance that our competitors will not be successful in capturing a share of our present or potential customer base. We also face potential competition from customers that establish their own flight departments and smaller operators with access to capital that can expand their fleets and operate more sophisticated and costly equipment. In providing air medical transport services, we face competition from Air Medical Group Holdings, Air Methods Corporation, PHI and many other operators. In addition, helicopter leasing companies, such as LCI, Lobo, Macquarie, Milestone and Waypoint, provide offerings that compete with, and could capture a share of, our leasing opportunities to third parties. Our competitors with lower capital costs, including those that may enter bankruptcy and emerge with a more efficient capital structure and lower operating costs, may benefit from a competitive advantage permitting them to offer lease rates for helicopters and/or services that are more attractive than those we can be offer. For example, Milestone was acquired in January 2015 by GE Capital Aviation Services, a company with significant financial resources and a relatively lower cost of capital. We also compete with other providers of SAR, utility and flightseeing services in various markets.
Certain customer contracts are awarded through competitive processes that may require us to expend significant resources with no guaranty of recoupment.
Certain customers award contracts for chartering or other helicopter services through an aggressive competitive bidding process and intense negotiations. Customers typically make their final choice based on the best price for the required helicopter model that is available within the time frame mandated by their needs. In order to successfully compete in such processes and facilitate timely commencement of operations in compliance with customer requirements, we assume risks associated with the substantial time, money, and effort, including proposal development and marketing activities, required to prepare bids and proposals for contracts that may not be awarded to us or for processes that may be canceled prior to the execution of contracts.

Due to the intense competition in our markets and increasing customer demand for shorter delivery periods, even in cases where customers are not utilizing a competitive bidding process, we might be required to begin implementation of a project before the corresponding order has been finalized. If we do not succeed in winning a bid or securing an opportunity for any reason, we may obtain little or no benefit from the expenditures associated with pursuing such opportunity and may be unable to recoup expended resources on future projects.
Our contracts generally can be terminated or downsized by our customers without penalty.
Many of our operating contracts and charter arrangements contain provisions permitting early termination by the customer for any reason, generally without penalty, and with limited notice requirements. In addition, many of our contracts do not commit our customers to acquire specific amounts of services and permit them to decrease the number of helicopters under contract with a corresponding decrease in the fixed monthly payments without penalty. These contract provisions may facilitate customer requests for rate reductions, pricing concessions and other favorable revisions to negotiated terms that may be available from our competitors, especially during a market downturn such as the one we are currently experiencing. As a result, you should not place undue reliance on the strength of our customer contracts or the terms of those contracts. The termination or modification of contracts by our significant customers or the decrease in such customers’ usage of our helicopter services could have a material adverse effect on our business, financial condition and results of operations.
Our customers may shift risk to us.
We give to and receive from our customers indemnities relating to damages caused or sustained by us in connection with our operations. Our customers’ changing views on risk allocation may cause us to accept greater risk to win new business or may result in our losing business if we are not prepared to assume such risks. To the extent that we accept such additional risk, and seek to insure against it, if possible, our insurance premiums could rise. If we cannot insure against such additional risks or otherwise choose not to do so, we could be exposed to catastrophic losses in the event such risks are realized.
Our fixed operating expenses and long-term customer contracts could adversely affect our business under certain circumstances.
Our profitability is directly related to demand for our services. A significant portion of our operating expenses that are related to crew wages and benefits, insurance and maintenance programs are fixed and must be paid even when our helicopters are not actively servicing customers and generating income. A decrease in our revenues could therefore result in a disproportionate decrease in our earnings, as a substantial portion of our operating expenses would remain unchanged. Similarly, the discontinuation of any rebates, discounts or preferential financing terms offered to us by manufacturers or suppliers would have the effect of increasing our fixed expenses, and without a corresponding increase in our revenues, could negatively impact our results of operations.
Increases in supplier, fuel, labor, insurance, and other costs are typically passed through to our customers through rate increases where possible, including as a component of contract escalation charges. However, certain of our contracts are long-term in nature and may not have escalation or escalation may be tied to an index, which may not increase as rapidly as the associated costs. These escalations may not be sufficient or we may not be able to realize the full benefit therefrom during a market downturn to enable us to recoup increased costs in full thereby resulting in lower margins. There can be no assurance that we will be able to estimate costs accurately or recover increased costs by passing such costs on to our customers. Further, we may not be successful in identifying or securing cost escalations for other costs that may escalate during the applicable customer contract term. During a prolonged market downturn such as the one we are currently experiencing, we may not be able to realize the benefit of any such escalations as a result of customer pricing sensitivities, which could adversely impact the profitability of such contracts. In the event that we are unable to fully recover material costs that escalate during the terms of our customer contracts, the profitability of our customer contracts and our business, financial condition and results of operations could be materially and adversely affected.
Risk Factors Related to Our Operations
Our operations involve a degree of inherent risk that may not be covered by our insurance or may increase our costs.
The operation of helicopters is subject to various risks, including catastrophic disasters, crashes, collisions, adverse weather conditions, mechanical failures or damage to our facilities, which may result in loss of life, personal injury and/or damage to property and equipment and the suspension of, or restriction in, our operations. Our helicopters have been involved in accidents in the past, some of which included loss of life, personal injury and property damage. We, or third parties operating our helicopters, may experience accidents or damage to our assets in the future. These risks could endanger the safety of both our and our customers’ personnel, equipment, cargo and other property, as well as the environment. If any of these events were to occur with equipment that we operate or lease to third parties, we could experience loss of revenue, termination of charter contracts, higher insurance rates and damage to our reputation and customer relationships. In addition, to the extent an accident occurs with a helicopter we operate or by assets supporting our operations, we could be held liable for resulting damages. The occurrence of any such incident could have a material adverse effect on our business, financial condition and results of operations.

In addition, other operators may experience accidents or safety issues with a particular model of helicopter that we operate or lease. Where such an accident or safety issue with a particular model occurs, our customers, their employees or the unions to which our customer’s employees belong may refuse to use such model, a regulatory body may ground that particular model of helicopter or we may be forced to take such model out of service until the cause of the accident or concern is adequately addressed, any of which may result in a reduction of revenues and a loss of customers. While we seek to mitigate the financial impact of these risks and preserve our rights through commercial and other arrangements, such mitigation efforts may not be successful or available in all circumstances and our financial condition and results of operations may fluctuate from period to period as a result of incidents or our mitigation efforts. In addition, the market value of a helicopter model may be permanently reduced if such model were to be considered less desirable for future service, in which case the book value of inventory for such aircraft may be impaired. Most recently, in April 2016, an Airbus Helicopters H225 (also known as an EC225LP) model helicopter operated by another helicopter operator was involved in an accident in Norway. The helicopter was carrying eleven passengers and two crew members at the time of the accident. The accident resulted in thirteen fatalities. The cause of the accident is under investigation by the relevant authorities. The Accident Investigation Board Norway (“AIBN”) published preliminary reports that contained findings from the investigation into the accident in May and June 2016 and February 2017. Pursuant to a safety recommendation published by the AIBN, a number of regulatory authorities issued safety directives suspending operations, with limited exceptions, of all Airbus H225 and AS332L2 model helicopters registered in their jurisdictions, and a number of customers and operators voluntarily suspended operations of those two helicopter models. We own nine H225 helicopters, including five that are currently located in the U.S., three that are currently located in Brazil and one that is currently located in Norway.  All of our H225 helicopters are currently subject to operational suspension. As of December 31, 2016, the net book value of our H225 helicopters and related inventory of parts and equipment was $160.7 million. Any extended suspension or grounding of a particular helicopter model, such as the H225 and AS332L2, could increase the number of idle helicopters of such model, increase the supply of helicopters of such model available for sale and negatively impact the market value of that helicopter model. We cannot anticipate how long the suspension of H225 helicopter operations will last, the market receptivity of the H225 helicopter for future oil and gas operations if the operational suspension is lifted, the potential impact on residual values of these helicopters or how the suspension may affect the secondary market for this model.   Even if the suspension is lifted, our customers, their employees or the unions to which our customers’ employees belong may refuse to use such model. As a result, the impact of a long-term suspension could have material adverse impact on our results of operations or financial condition.
We carry insurance, including hull and liability, liability and war risk, general liability, workers’ compensation and other insurance customary in the industry in which we operate. Our insurance coverage is subject to deductibles and maximum coverage amounts, the aggregate impact of which could be material. Our insurance policies are also subject to compliance with certain conditions, the failure of which could lead to a denial of coverage as to a particular claim or the voiding of a particular insurance policy. We cannot ensure that our existing coverage will be sufficient to protect against all potential liabilities or the total amount of insured claims and liabilities, that we will be able to maintain our existing coverage in the future, or that our existing coverage can be renewed at commercially reasonable rates without a substantial increase in premiums. In addition, future terrorist activity, risks of war, accidents or other events could increase our insurance premiums. Even in cases where insurance covers the costs of repair due to damage to a helicopter, there may be a diminution in the value of the helicopter as result of it being less desirable for future service, which would likely not be covered by insurance. Furthermore, we are not generally insured for loss of profit, loss of use of our helicopters, business interruption or loss of flight hours. The loss, or limited availability, of our liability insurance coverage, inadequate coverage from our liability insurance or substantial increases in future premiums could have a material adverse effect on our business, financial condition, liquidity, cash flows and results of operations. Any material liability not covered by insurance or for which third-party indemnification is not available, would have a material adverse effect on our business, financial condition, liquidity, cash flows and results of operations.
Failure to maintain an acceptable safety record may have an adverse impact on our ability to attract and retain customers.
Our customers consider safety and reliability as two of the primary attributes in selecting a helicopter service provider. We must maintain a record of safety and reliability that is acceptable to, and in certain instances is contractually required by, our customers. In an effort to maintain an appropriate standard, we incur considerable costs to maintain the quality of our safety and training programs and our fleet of helicopters. For example, we have implemented a safety program that includes, among many other features, (i) transition and recurrent training using flight training devices, (ii) an FAA approved flight operational quality assurance program and (iii) HUMS, which automatically monitors and reports on vibrations and other anomalies on key components of certain helicopters in our fleet. In addition, many of our customers regularly conduct audits of our operations and safety programs. We cannot be assured that our safety program or our other efforts will provide an adequate level of safety, an acceptable safety record or satisfactory customer audit results. If we fail to maintain standards of safety and reliability that are satisfactory to our customers, our ability to retain current customers and attract new customers may be adversely affected. Moreover, accidents or similar disasters involving helicopters operated by us or by another helicopter operator could cause significant adverse publicity, impact customer confidence, lead to a reduction in customer contracts or result in the mandatory or voluntary grounding of our helicopters or other interruption of services to our customers, particularly if such accident or disaster were due to a safety fault in a helicopter model in our fleet. Our helicopters have been involved in accidents in the past, some of which have included loss of life and property damage. We may experience similar accidents in the future. Failure to maintain an acceptable safety record may have an adverse effect on our business, financial condition and results of operations.
We may not be able to obtain work on acceptable terms covering some of our new helicopters, and some of our new helicopters may replace existing helicopters already under contract, which could adversely affect the utilization of our existing fleet.
As of December 31, 2016, we had placed orders for 12 new helicopters and have options to purchase an additional 10 helicopters. Many of our new helicopters may not be covered by customer contracts when they are placed into service, and we cannot assure you as to when we will be able to utilize these new helicopters or on what terms. The ability to place new helicopters into service is highly affected by activity in the offshore oil and gas market, which in turn is affected by oil and gas prices. To the extent our helicopters are covered by a customer contract, the typical duration of such contracts is generally too short to recover our full cost of purchasing the helicopter requiring us to seek frequent renewals and subjecting us to the risk that we will be unable to recoup our investment in the helicopter. Once a new helicopter is delivered to us, we generally spend between two and three months to install equipment and configure the helicopter to our specifications before we place it into service. As a result, there can be a significant delay between the delivery date for a new helicopter and when it begins to generate revenues for us. We also expect that some of our customers may request new helicopters in lieu of our existing helicopters, which could adversely affect the utilization of our existing fleet. Our inability to profitably deploy our aircraft could have a material adverse effect on our business, financial condition and results of operation.
The current excess capacity of our heavy helicopters is higher than in recent periods.  Our fleet’s excess helicopters include those that are not otherwise under customer contracts, undergoing maintenance, dedicated for charter activity or subject to operational suspension.  Although we take actions to minimize excess capacity, we expect a certain level of excess capacity at any given time in an aviation logistics business as a result of the evolving nature of customers’ needs.  As a result of the higher excess capacity, there may be some lag time before helicopters that are not under customer contracts are placed with other customers.  If we are not successful in securing sufficient new contracts, we could experience a decline in the near-term utilization of our medium and heavy helicopters that could impact our business, financial condition and results of operations.
Our dependence on a small number of helicopter manufacturers poses a significant risk to our business and prospects.
Although our fleet includes equipment from all four of the major helicopter manufacturers, our current fleet expansion and replacement needs rely on three manufacturers. If any of the manufacturers with whom we contract face production delays due to, for example, natural disasters, labor strikes or unavailability of skilled labor, we may experience a significant delay in the delivery of previously ordered helicopters. During these periods, we may not be able to obtain additional helicopters with acceptable pricing, delivery dates or other terms. Delivery delays or our inability to obtain acceptable helicopters would adversely affect our revenues and profitability and jeopardize our ability to meet the demands of our customers and execute our business strategy. Furthermore, we may be required by regulatory authorities or voluntarily decide to temporarily or permanently remove certain helicopter models from service following certain incidents or accidents, thereby increasing our reliance on other models. The lack of availability of new helicopters resulting from a backlog in orders or unavailability of certain helicopter models for service could result in an increase in prices for certain types of used helicopters.
A shortfall in availability of aircraft components, parts and subsystems required for maintenance and repairs of our helicopters and supplier cost increases could adversely affect us.
In connection with required repairs and maintenance that we perform or are performed by others on our helicopters, we rely on seven key vendors (Leonardo-Finmeccanica Helicopters, Sikorsky Aircraft Corporation, Airbus Helicopters Inc., Bell Helicopter Textron Inc., Pratt and Whitney Canada, Turbomeca USA, Inc. and Honeywell International) for the supply and overhaul of components on our helicopters. Consolidations involving suppliers could further reduce the number of alternative suppliers for us and increase the cost of components. These vendors have historically been the manufacturers of helicopter components and parts, and their factories tend to work at or near full capacity supporting the helicopter production lines for new equipment. This leaves little capacity for the production of parts requirements for maintenance of our helicopters. The tight production schedules, as well as new regulatory requirements, the availability of raw materials or commodities, or the need to upgrade parts or product recalls, can add to backlogs, resulting in key parts being in limited supply or available on an allocation basis. To the extent that these suppliers also supply parts for helicopters used by the U.S. military, parts delivery for our helicopters may be delayed during periods in which there are high levels of military operations. Our inability to perform timely repair and maintenance could result in our helicopters being underutilized and cause us to lose opportunities with existing or potential customers, each of which could have an adverse impact on our results of operations. Furthermore, our operations in remote or foreign locations, where delivery of these components and parts could result in additional costs or take a significant period of time, may also impact our ability to repair and maintain our helicopters. Although every effort is made to mitigate such impact by attempting to store nearby a sufficient amount of key, integral parts, a delay in delivery may pose a risk to our results of operations. In addition, supplier cost increases for critical helicopter components and parts can also adversely impact our results of operations. If we store too few of these parts, we could incur the type of maintenance and repair delays described above. On the other hand, if we store too many parts in remote locations, a portion of them could become unusable or obsolete, causing us to record impairment charges. Cost increases are passed on to our customers through rate increases where possible, including as a component of contract escalation charges. However, certain of our contracts are long-term in nature and may not have escalation or escalation may be tied to an index that may not increase as rapidly as the cost of parts. Further, we may not be able to realize the benefit of such escalation clauses during a market downturn, which could adversely impact the profitability of such contracts. In addition, as many of our helicopters are manufactured by two European-based companies, the cost of spare parts could be impacted by changes in currency exchange rates.
The operation of our fleet requires us to carry spare parts and other inventory to perform scheduled and unscheduled maintenance activity.  Changes in the aircraft model types or the timing of exit from model types of our fleet may result in spare parts and inventory levels in excess of those required to support our fleet over its remaining life.  Additionally, certain spare parts or inventory may become obsolete or dormant as a result of changes in the use of such parts on aircraft and maintenance needs.  These fleet changes or other external factors can result in impairment of spare part or inventory balances where we expect that excess, dormant or obsolete spare parts or inventory will not recover its carrying value through sales to third parties or disposal.
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
We rely on the secondary helicopter market to dispose of our older aircraft and parts as part of our on-going fleet management efforts.
We manage our fleet by evaluating expected demand for helicopter services across global markets and the type of helicopters needed to meet this demand. As offshore oil and gas drilling and production globally moves to deeper water, more heavy and medium aircraft and newer technology aircraft may be required. As helicopters come off of current contracts or are replaced by newer models, our management evaluates our future needs for such helicopters against our ability to recover our remaining investments in these aircraft through sales into the aftermarket. We are dependent upon the secondary helicopter and parts market to dispose of our helicopters as our fleet continues to evolve to address changes in demand driven by customer needs. The number of helicopter sales and the amount of gains and losses recorded on these sales is unpredictable. The loss of our ability to dispose of helicopters and related equipment in the secondary market could have a material adverse effect on our business, financial condition, and results of operations.
The book value of our owned helicopters as reflected on our balance sheet is based on our practice of depreciating our helicopters over their expected useful life to the expected salvage value to be received for such helicopter at the end of that life.  From time to time, we disclose our net asset value, which is based, in large part, on the fair market value of our helicopters derived from a combination of available market data, utilization of estimates, application of significant judgment and assistance of valuation specialists, including values obtained from third party analysts. There is no assurance that either the book value or net asset value of any helicopter represents the amount that we could obtain from an unaffiliated third party in an arm’s length sale of the aircraft, and market factors will impact the need for any write-downs of the book value, any recorded gains or losses on helicopter sales and our ability to realize the estimated fair market value of our fleet.
Any changes in the supply of, or demand for, helicopters could impact the secondary market. Industry conditions, including the global oil and gas market downturn we are currently experiencing, could result in a decline in demand for helicopters in that end market and a corresponding increase in idle helicopters. A global competitor filed for Chapter 11 bankruptcy protection in May 2016, and it has disclosed that, to date, it has obtained court approval to reject leases resulting in the return to lessors of 78 helicopters, to abandon five owned helicopters to its lenders and to restructure the lease and finance terms with respect to numerous other helicopters. This competitor has disclosed that it intends to emerge from bankruptcy with 100 fewer helicopters in its fleet than it had prior to filing for bankruptcy protection. This competitor’s efforts to reduce the size of its fleet are expected to increase the number of idle helicopters and could potentially increase the supply of helicopters available for sale and/or lease. These changes in supply could adversely impact helicopter rates and pricing of helicopters in the secondary market.
Following the April 2016 accident involving an Airbus H225 model helicopter operated by the global competitor referenced above, a number of regulatory authorities issued safety directives suspending operations, with limited exceptions, of all Airbus H225 and AS332L2 model helicopters registered in their jurisdictions, and a number of customers and operators voluntarily suspended operations of those two helicopter models. Any extended suspension or grounding of a particular helicopter model, such as the H225 and AS332L2, could increase the number of idle helicopters of such model, increase the supply of helicopters of such model available for sale, negatively impact the market value of that helicopter model and, under extreme circumstances, make them impossible to sell in whole. As of December 31, 2016, the net book value of our H225 helicopters and related inventory of parts and equipment was $160.7 million. Any negative impact on the demand for helicopters or increase in the supply of helicopters available for sale could impair our ability to dispose of helicopters and related equipment in the secondary market or reduce the amounts that we could obtain therefrom, reduce the market value of our owned helicopter fleet, or affect our ability to effectively manage the size and mix of our fleet, any of which could have a material adverse effect on our business, financial condition and results of operations.
The market value of our helicopter fleet is dependent on a number of external factors.
The fair market value of each of our helicopters is dependent upon a variety of factors, including:

•	general economic and market conditions affecting the oil and gas industry, including the price of oil and gas and the level of oil and gas exploration, development and production;

•	the number of comparable helicopters servicing the market;

•	the types and sizes of comparable helicopters available for sale or lease;

•	the specific age and attributes of the helicopter;

•	demand for the helicopter in different industries; and

•	changes in regulation or competition from other air transport companies and other modes of transportation.
As a result of the prolonged market downturn that we are currently experiencing, the fair market value of our helicopters has declined in recent periods and may decline further in the future. A decline in helicopter values could result in asset impairment charges, breaches of loan covenants or lower proceeds upon helicopter sales, any of which could have a material adverse effect on our business, financial condition or results of operations.
The concentration of certain helicopter models in our fleet could materially adversely affect our business, financial condition or results of operations should any problems specific to these particular models occur.
As of December 31, 2016, two helicopter models - the H225 heavy helicopter model and AW139 medium helicopter model - comprised approximately 63% of the net book value of our helicopter fleet.   If the market demand for either of these models declines, if either of these models experiences technical difficulties or if either of these models is involved in an operational incident, it could cause a diminution in value of the affected model.  In addition, the bankruptcy or shutdown of a helicopter operator or lessor with a large fleet of such helicopter models may result in an oversupply of such model being made available to the market, which could reduce the rates earned by, and/or the value of, such helicopter model.  Due to the high concentration of these models in our fleet, a significant decline in value of any of these models that is other than temporary could result in an impairment to the carrying value of our helicopter fleet. The occurrence of any of these events could materially adversely affect our business, financial condition or results of operations.
For example, the operation of our nine H225 helicopters is currently suspended following a recent accident involving this helicopter model operated by a competitor.  We cannot anticipate how long the suspension of H225 helicopter operations will last, the market receptivity of the H225 helicopter for future oil and gas operations, the potential impact on residual values of these helicopters or how the suspension may affect the secondary market for this model.   Even if the suspension is lifted, our customers, their employees or the unions to which our customer’s employees belong may refuse to use such model.  As a result, the impact of a long-term suspension could have material adverse impact on our results of operations or financial condition.
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
We are highly dependent upon the level of activity in the U.S. Gulf of Mexico which is a mature exploration, development and production region.
For the years ended December 31, 2016, 2015 and 2014, our operating revenues derived from services provided to customers primarily engaged in oil and gas activities in the U.S. Gulf of Mexico represented approximately 62%, 66% and 67%, respectively, of our total operating revenues. The U.S. Gulf of Mexico is a mature exploration, development and production region that has undergone substantial seismic survey and exploration activity for many years. We cannot predict the levels of activity in this area. A large number of oil and gas properties in the region have already been drilled and additional prospects of sufficient size and quality could be more difficult to identify. Generally, the production from these mature oil and gas properties is declining and future production may decline to the point that such properties are no longer economically viable to operate, in which case our services with respect to such properties may no longer be needed. Oil and gas companies may not identify sufficient additional drilling sites to replace those that become depleted. If activity in oil and gas exploration, development and production in the U.S. Gulf of Mexico materially declines, our business, financial condition and results of operations could be materially and adversely affected.
Any significant development impacting deepwater drilling in the U.S. Gulf of Mexico could adversely affect us.
We are highly dependent on offshore oil and gas activities in the U.S. Gulf of Mexico. As a result of the well-publicized sinking of the Deepwater Horizon, a semi-submersible deepwater drilling rig operating in the U.S. Gulf of Mexico after an apparent blowout and fire resulting in a significant flow of hydrocarbons from the BP Plc. Macondo well, the U.S. Department of Interior temporarily imposed a moratorium on offshore drilling operations and issued new rules designed to improve drilling and workplace safety in the U.S. Gulf of Mexico. The Bureau of Ocean Energy Management, BSEE, Office of National Resources Revenue and other regulatory agencies are expected to further issue new safety and environmental guidelines and regulations for drilling in the U.S. Gulf of Mexico and other geographic regions, the result of which may increase the costs and regulatory burden of exploration, development and production, reduce the area of operations for offshore oil and gas activities and result in permitting delays. We are monitoring legislation and regulatory developments; however, it is difficult to predict the ultimate impact of any new guidelines, regulations or legislation. A prolonged suspension of drilling activity or permitting delays in the U.S. Gulf of Mexico and other geographic locations in which we operate, new regulations and/or increased liability for companies operating in the offshore oil and gas sector, whether or not caused by a new incident in any region, could result in reduced demand for our services and may have a material adverse effect on our cash flows, business, financial condition and results of operations.
We are subject to risks associated with our international operations.
We operate and lease helicopters in international markets. During the years ended December 31, 2016, 2015 and 2014, approximately 31%, 21% and 15%, respectively, of our operating revenues were derived from our international operations. Our strategy contemplates growth in our international operations in the future. Our international operations are subject to a number of risks, including:

•	political conditions and events, including embargoes;

•
restrictive actions by U.S. and foreign governments, including those in Argentina, Brazil, Colombia, the Dominican Republic, India, Suriname and the United Kingdom, which could limit our ability to provide services in those countries;

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

Our future growth may be impacted by our ability to expand into markets outside of our existing markets, which include the U.S. Gulf of Mexico, Brazil, Colombia and Alaska.
Our future growth will depend on our ability to expand into markets outside of the U.S. Gulf of Mexico, Brazil, Colombia and Alaska. Expansion of our business depends on our ability to operate in these other regions and may be adversely affected by:

•	local regulations restricting foreign ownership of helicopter operators;

•	requirements to award contracts to local operators; and

•	the number and location of new drilling concessions granted by foreign governments.
We cannot predict the restrictions or requirements that may be imposed in the countries in which we operate or wish to operate. If we are unable to continue to operate or obtain and retain contracts in markets outside of the U.S. Gulf of Mexico, Brazil, Colombia or Alaska, our future business, financial condition and results of operations may be adversely affected and we may not be able to successfully grow our operations outside of these regions.
Our diversification efforts into other aviation services may prove unsuccessful.
Our business has traditionally been significantly dependent upon the level of offshore oil and gas exploration, development and production activity. The prolonged market downturn in the oil and gas industry that we are currently experiencing has negatively impacted our financial results and could continue to negatively impact our financial results in future periods. We consistently look for opportunities to diversify our operations. While diversification into other aviation services is intended to grow the business and offset the cyclical nature of oil and gas activities, we cannot be certain that the associated diversification benefits related to other services that we may offer in the future will be realized.
In order to support or grow our business, we may require additional capital in the future, which may not be available to us.
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
As of December 31, 2016, our indebtedness consisted of $144.8 million aggregate principal amount of our 7.750% senior unsecured notes due 2022 (the “7.750% Senior Notes”), $65.0 million of borrowings outstanding under the Revolving Credit Facility, $23.2 million of aggregate indebtedness outstanding under two promissory notes and $3.4 million of installment payments due to taxing authorities in Brazil. In addition, we had the ability to borrow up to an additional $120.2 million under our Revolving Credit Facility, after taking into account the financial ratios we are required to maintain under the facility as discussed in more detail below.
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
On October 27, 2016, we entered into a third amendment to our Revolving Credit Facility that, among other things, revised our maintenance covenants to provide additional flexibility, reduced the aggregate principal amount of the revolving loan commitments and added a condition to borrowing and a repayment mechanism in connection with excess cash amounts. Our Revolving Credit Facility, as amended, requires that we maintain a maximum senior secured leverage ratio, a minimum interest coverage ratio and a minimum ratio of the sum of the fair market value of mortgaged helicopters, accounts receivable and inventory to total funded and committed debt, each of these ratios as defined in the Revolving Credit Facility. Failure to comply with these covenants is an event of default under the facility, and therefore, our ability to borrow under our Revolving Credit Facility is dependent on and limited by our ability to comply with such covenants. Refer to Note 8 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information.
If we experience reduced operating revenues, our ability to utilize our Revolving Credit Facility may be limited or we may require additional investments in our capital stock to maintain our financial ratio within applicable limits. Any inability to borrow under our Revolving Credit Facility could have a material adverse effect on our ability to make capital expenditures, our results of operations and our liquidity. Further, failure to maintain the financial ratios required under our Revolving Credit Facility would constitute an event of default, allowing the lenders under our Revolving Credit Facility to declare the entire balance of any and all sums payable under the facility immediately due and payable, which in turn would permit the holders of our 7.750% Senior Notes to accelerate maturity of the 7.750% Senior Notes.
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
Upon a “Change of Control Trigger Event” (as defined in the indenture governing our 7.750% Senior Notes), each holder of our 7.750% Senior Notes will have the right to require us to purchase any or all of that holder’s notes at a price of 101% of the principal amount of their notes plus accrued and unpaid interest. If, due to lack of cash, legal or contractual impediments, or otherwise, we fail to discharge these obligations, such failure could constitute an event of default under such notes, which could in turn constitute a default under our other outstanding debt agreements, including our Revolving Credit Facility. Moreover, the existence of these purchase obligations may, in certain circumstances, discourage a sale or takeover of us or the removal of our incumbent directors.
We are exposed to credit risks.
We are exposed to credit risk on trade receivables from the unexpected loss in cash and earnings when a customer cannot meet its obligation to us or when the value of security provided declines. Customer credit risk is further exacerbated during times of depressed oil prices, like that we are currently experiencing. In addition to collection risk, we are exposed to the risk of potential contractual termination in the event that a customer voluntarily or involuntarily seeks relief from creditors upon becoming insolvent or unable to repay its debts as they become due and the risk of customers seeking to renegotiate contracts on terms more beneficial to the customer. To mitigate trade credit risk, we have developed credit policies and procedures that are designed to monitor and limit exposure to credit risk on our receivables. Such policies include the review, approval and monitoring of new customers, annual credit evaluations and credit limits. However, there can be no assurance that such procedures will effectively limit our credit risk and avoid losses, and, if not effective, such credit risks could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, currency fluctuations could result in particular helicopter models becoming less expensive for our competitors, which could lead to excess helicopter capacity and increased competition, in turn jeopardizing both pricing and utilization of our equipment. Such currency fluctuations could also impact residual values for certain helicopters priced in foreign currencies.
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
The financial results of our business are both directly and indirectly dependent upon economic conditions throughout the world, which in turn can be impacted by conditions in the global financial markets. These factors are outside our control and changes in circumstances are difficult to predict. Uncertainty about global economic conditions may lead businesses to postpone spending in response to tighter credit and reductions in income or asset values, which may lead many lenders and institutional investors to reduce, and in some cases, cease to provide, funding to borrowers. Weak economic activity may lead government customers to cut back on services. Factors such as interest rates, availability of credit, inflation rates, economic uncertainty, regulatory and tax changes, trade barriers, commodity prices, currency exchange rates and controls, national and international political circumstances (including wars, terrorist acts or security operations) and the failure of lenders participating in our Revolving Credit Facility to fulfill their commitments and obligations under such facility could have a material adverse effect on our business, financial condition, results of operations and the value of our assets.
As experienced in recent years, a slowdown in economic activity can reduce worldwide demand for energy and result in an extended period of lower oil and natural gas prices. A prolonged reduction in oil and natural gas prices, like that we are currently experiencing, depresses the activity levels of oil and gas companies, which in turn reduces demand for our services. Moreover, weakness in the offshore oil and gas industry adversely impacts the financial position of our customers and the customers of those operators to whom we lease helicopters, which, in turn, may cause them to fail to pay amounts owed to us in a timely manner or at all. Perceptions of a long-term depression of oil and natural gas prices may also further reduce or defer major expenditures by oil and gas companies given the long-term nature of many large-scale development projects. Prolonged weak economic conditions and/or reduced oil and natural gas prices may result in a corresponding decline in the demand for our services and an increase in the volatility of our stock price, which could have a material adverse effect on our business, financial condition and results of operations.
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

All of our employees in Brazil (representing approximately 30% of our employees) are represented under collective bargaining or union agreements. Any disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees under these agreements could result in strikes, work stoppages or other slowdowns by the affected workers. Our U.S. employees are not currently represented by a collective bargaining agreement. However, we cannot assure you that our employees will not unionize in the future. Periodically, certain groups of our employees may consider entering into such an agreement.
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
Since we hold the status of a U.S. air carrier under the regulations of both the U.S. DOT and the FAA and we engage in the operating and leasing of helicopters in the U.S., we are subject to regulations pursuant to the Transportation Code and other statutes (collectively, “Aviation Acts”). The Transportation Code requires that certificates to engage in air transportation be held only by citizens of the U.S. as that term is defined in the relevant section of the Transportation Code. That section requires: (i) that our president and two-thirds of our board of directors and other managing officers be U.S. citizens; (ii) that at least 75% of our outstanding voting stock be owned by U.S. citizens; and (iii) that we must be under the actual control of U.S. citizens. Further, our helicopters operating in the U.S. must generally be registered in the U.S. In order to register such helicopters under the Aviation Acts, we must be owned or controlled by U.S. citizens. Although our amended and restated certificate of incorporation and amended and restated bylaws contain provisions intended to ensure compliance with the provisions of the Aviation Acts, failure to maintain compliance would result in the loss of our air carrier status, prohibit us from operating helicopters in the U.S. and would adversely affect our business, financial condition and results of operations.
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
As a global business, we are subject to complex laws and regulations in the U.S. and other countries in which we operate. These laws and regulations relate to a number of aspects of our business, including import and export controls, the payment of taxes, employment and labor relations, fair competition, data privacy protections, securities regulation, anti-money laundering, anti-corruption, economic sanctions and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may sometimes conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. A failure to comply could also result in significant fines, damages and other criminal sanctions against us, our officers, employees, joint venture partners or strategic partners, prohibitions or additional requirements on the conduct of our business and damage to our reputation. Further, we could be charged with wrongdoing for any violation of such laws and regulations by our agents, local partners or joint ventures, even though such parties may not be subject to the applicable statutes or may not operate under our control. Failure by us or one of our joint ventures or strategic partners to comply with applicable export and trade practice laws could result in civil or criminal penalties and suspension or termination of export privileges. Certain violations of law could also result in suspension or debarment from government contracts. We incur additional legal compliance costs associated with our global regulations and the changes in laws or regulations and related interpretations and other guidance could result in higher expenses and payments. Uncertainty relating to such laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights.
In many foreign countries, particularly those with developing economies, it may be customary for others to engage in business practices that are prohibited by laws such as the FCPA, the U.K. Bribery Act and the BCCA in Brazil, an anti-bribery law that is similar to the FCPA and U.K. Bribery Act. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors, agents and business partners will not take action in violation of our internal policies and applicable law and any such violation could have a material adverse effect on our business, financial condition and results of operations.
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
Environmental laws and regulations change frequently, requiring us to devote a substantial amount of capital and other resources for compliance. In recent years, governments have increasingly focused on climate change, carbon emissions and energy use. Laws and regulations that curb the use of conventional energy, or require the use of renewable fuels or renewable sources of energy-such as wind or solar power, could result in a reduction in demand for hydrocarbon-based fuels such as oil and natural gas. In addition, governments could pass laws, regulations or taxes that increase the cost of fuel, thereby impacting both demand for our services and also our cost of operations. More stringent environmental laws, regulations or enforcement policies could have a material adverse effect on our business, financial condition and results of operations.
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
Brazil. Aeróleo, a Brazilian company 50% owned by us, operates in Brazil. To operate helicopters in Brazil, an operator must be licensed by the National Agency for Civil Aviation. Under applicable Brazilian law, in order to maintain its license, an operator must have Brazilian officers and be “controlled” by nationals of Brazil, meaning that at least 80% of such operator’s voting shares are held by Brazilian nationals. The majority holder of voting shares in Aeróleo is a Brazilian national and therefore Aeróleo is considered “controlled” within the meaning of Brazil licensing requirements. Any change in the national status of the majority shareholder in Aeróleo and/or in the nationality of the officers of this subsidiary could affect the licenses of Aeróleo. Our ability to conduct our helicopter operating business in Brazil is dependent on our ability to maintain Aeróleo’s licenses and AOC. If we are unable to maintain such licenses and AOC, we will be prevented from performing flying operations in Brazil.
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
We are subject to many different forms of taxation including, but not limited to, income tax, withholding tax and payroll-related taxes. Tax law and administration are extremely complex and often require us to make subjective determinations. The tax authorities in the various jurisdictions where we conduct business might not agree with the determinations that are made by us with respect to the application of tax law. Such disagreements could result in lengthy legal disputes and, ultimately, in the payment of substantial funds to the government authorities of foreign and local jurisdictions where we carry on business or provide goods or services, which could have a material adverse effect on our business, financial condition and results of operations.
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
Risk Factors Relating to Our Common Stock
Our stock price may fluctuate significantly.
The trading price of our Common Stock may be volatile and subject to wide price fluctuations in response to various factors, including:

•	market conditions in the broader stock market;

•	commodity prices, including oil and gas prices;

•	actual or anticipated fluctuations in our quarterly financial condition and results of operations;

•	introduction of new equipment or services by us or our competitors;

•	grounding of all or a portion of our fleet;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	sales, or anticipated sales, of large blocks of our stock;

•	additions or departures of key personnel;

•	regulatory or political developments;

•	litigation and governmental investigations; and

•	changing economic conditions.
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
If securities analysts or industry analysts downgrade our Common Stock, publish negative research or reports or fail to publish reports about our business, the price and trading volume of our Common Stock could decline.
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
As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We have elected not to take advantage of such extended transition period. This election is irrevocable pursuant to Section 107 of the JOBS Act. Unless our public float exceeds $700 million or our annual revenues exceed $1 billion before then, Era Group will cease to be an emerging growth company no later than December 31, 2018.
The cost of compliance or failure to comply with the Exchange Act, the Sarbanes-Oxley Act of 2002 and the NYSE requirements may adversely affect our business.
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and certain provisions of the Sarbanes-Oxley Act.  In addition, we are now subject to other reporting and corporate governance requirements, including the requirements of the NYSE, and when we are no longer considered an emerging growth company pursuant to the JOBS Act (which will be no later than December 31, 2018 unless our public float exceeds $700 million or our annual revenues exceed $1 billion before such date), we will become subject to additional requirements under the Sarbanes-Oxley Act, including the requirement to provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal controls over financial reporting. These requirements impose significant compliance obligations upon us and may place a strain on our systems and resources. The Exchange Act requires that we file annual and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. The failure to comply with Section 404 of the Sarbanes-Oxley Act may result in investors losing confidence in the reliability of our financial statements (which may result in a decrease in the trading price of our Common Stock), prevent us from providing the required financial information in a timely manner (which could materially and adversely impact our business, financial condition, the trading price of our Common Stock and our ability to access capital markets, if necessary), prevent us from otherwise complying with the standards applicable to us as an independent, publicly-traded company and subject us to adverse regulatory consequences.
We have identified a material weakness in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, investor confidence in our company and, as a result, the value of our common stock.
We are required to report on the effectiveness of internal controls over financial reporting and include in this Annual Report on Form 10-K management’s assessment of the effectives of such controls. As described in Part II Item 9A “Management’s Report on Internal Control Over Financial Reporting,” in connection with this evaluation, management identified a material weakness in our internal control over financial reporting related to the existence and proper classification of property and equipment. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of such material weakness, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2016.
We are in the process of remediating this material weakness, but our remediation efforts are not complete. There can be no assurance as to when the remediation plan will be fully implemented, whether it will be implemented as currently contemplated and described under Part II Item 9A, or whether the remediation efforts will be successful. As we continue to evaluate and work to improve our internal controls, management may determine to take additional measures to address this material weakness or determine to modify its remediation plan.
Until our remediation plan is fully implemented, our management will continue to devote time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future consolidated financial statements could contain errors that will be undetected. If we are unable to report our results in a timely and accurate manner, we may not be able to comply with the applicable covenants in our financing arrangements and may be required to seek amendments or waivers under these financing arrangements, which could adversely impact our liquidity and financial condition. The existence of a material weakness in the effectiveness of our internal controls could also affect our ability to obtain financing or could increase the cost of any financing we obtain. The identification of the material weakness could also cause investors to lose confidence in the reliability of our financial statements and could result in a decrease in the value of our common stock.
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
Our executive offices are located in Houston, Texas, and we maintain our U.S. Gulf of Mexico regional headquarters in Lake Charles, Louisiana, where we coordinate operations for the entire U.S. Gulf of Mexico, manage the support of our worldwide operations, and house our primary maintenance facility and training center. We maintain additional bases in the U.S. Gulf of Mexico near key offshore development sites as well. We maintain multiple operating bases in Alaska, including two seasonal locations to support flightseeing activity. Additionally, we maintain a regional headquarters in Rio de Janeiro and multiple operating bases in Brazil and a regional headquarters in Bogotá and multiple operating bases in Colombia. The majority of the bases from which we operate are leased. Medical services are typically provided from customer-owned facilities.
Our principal physical properties are helicopters, which are more fully described in Item 1 - “Equipment and Services” above.

ITEM 3.	LEGAL PROCEEDINGS
In the normal course of our business, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining our potential exposure to these matters and has recorded reserves in our financial statements related thereto as appropriate. It is possible that a change in our estimates related to these exposures could occur, but we do not expect any such changes in estimated costs would have a material effect on our consolidated financial position or results of operations. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Contingencies.”

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Officers of Era Group serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of Era Group as of March 3, 2017 were as follows:

Name	Age	Position
Christopher S. Bradshaw	40
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

Shefali A. Shah	45
Senior Vice President, General Counsel and Corporate Secretary since March 2014. Ms. Shah served as our Acting General Counsel and Corporate Secretary from February 2013 through February 2014.  From June 2006 to January 2013, Ms. Shah held several positions with Comverse Technology, Inc., including Senior Vice President, General Counsel and Corporate Secretary. Prior thereto, Ms. Shah was an associate at Weil Gotshal & Manges LLP from September 2002 to May 2006 and Hutchins, Wheeler & Dittmar, P.C. from September 1996 to September 2002.

Andrew L. Puhala	47
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

Stuart Stavley	44
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

Paul White	42
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

Jennifer Whalen	43
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
Market for Our Common Stock
Our Common Stock trades on the NYSE under the trading symbol “ERA.” The table below shows the high and low sale prices for our Common Stock during each quarter in the years ended December 31, 2016 and 2015.

	HIGH	LOW
Year Ended December 31, 2016
Fourth quarter	$17.20	$7.22
Third quarter	10.68	6.92
Second quarter	11.58	7.90
First quarter	11.76	7.03
Year Ended December 31, 2015
Fourth quarter	18.49	9.09
Third quarter	20.59	14.21
Second quarter	24.60	19.05
First quarter	24.35	19.34
On March 3, 2017, the last reported sale price of our Common Stock on the NYSE was $13.56 per share.
Holders of Record
As of March 3, 2017, there were 169 holders of record of our Common Stock.
Dividends
We have not paid cash dividends and do not currently intend to pay cash dividends on our Common Stock. We intend to retain all available funds and any future earnings to reduce debt and fund the development and growth of our business. Our Revolving Credit Facility and 7.750% Senior Notes limit our ability to pay dividends. Future agreements we may enter into, including with respect to any future debt we may incur, may also further limit or restrict our ability to pay dividends. Any future determination to pay dividends will be at the discretion of our Board of Directors and will take into account:

•	restrictions in our Revolving Credit Facility, 7.750% Senior Notes and other debt instruments outstanding at that time;

•	general economic and business conditions;

•	our financial condition and results of operations;

•	our capital requirements and the capital requirements of our subsidiaries;

•	the ability of our operating subsidiaries to pay dividends and make distributions to us; and

•	such other factors as our Board of Directors may deem relevant.

Company Purchases of Equity Securities
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the fourth quarter of 2016:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2016 - October 31, 2016	—	$—	—	$22,934,076
November 1, 2016 - November 30, 2016	—	$—	—	$22,934,076
December 1, 2016 - December 31, 2016	—	$—	—	$22,934,076
_______________

(1)
On August 14, 2014, our Board of Directors authorized the repurchase of up to $25.0 million in value of our Common Stock from time to time at the discretion of a committee of our Board of Directors. As of December 31, 2016, $22.9 million of authority remained unutilized and available for purchases of our Common Stock at the discretion of a committee of our Board of Directors comprised of the Non-Executive Chairman, the Audit Committee Chairman and our President and Chief Executive Officer.

Performance Graph
The following graph shows a comparison from January 31, 2013 through December 31, 2016 of the cumulative total return for our Common Stock, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”), the Standard & Poor’s Oil & Gas Equipment Select Industry Index and our peer group(1). The graph assumes that $100 was invested at the market close on January 31, 2013, the date trading of our Common Stock commenced on the NYSE following the spin-off from SEACOR.
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

	Years Ended December 31,
	2016	2015	2014	2013	2012
Statements of Operations Data:
Operating revenues	$247,228	$281,837	$331,222	$298,959	$272,921
Operating income (loss)	(3,369)	24,294	42,651	46,163	32,051
Net income (loss) attributable to Era Group Inc.	(7,978)	8,705	17,117	18,705	7,787
Earnings (Loss) Per Common Share:
Basic	$(0.39)	$0.42	$0.84	$0.88	$(0.03)
Diluted	$(0.39)	$0.42	$0.84	$0.88	$(0.03)
Statement of Cash Flows Data – provided by (used in):
Operating activities	$58,504	$44,456	$78,286	$64,371	$13,915
Investing activities	(12,774)	(22,807)	(93,872)	(43,459)	(114,765)
Financing activities	(32,986)	(46,026)	26,127	(1,508)	32,634
Effects of exchange rate changes on cash and cash equivalents	(164)	(2,120)	(1,009)	426	599
Capital expenditures	(39,200)	(60,050)	(106,732)	(110,105)	(112,986)
Balance Sheet Data (at period end):
Cash and cash equivalents	$26,950	$14,370	$40,867	$31,335	$11,505
Total assets	955,173	1,004,351	1,017,174	958,583	937,564
Long-term debt, less current portion	230,139	264,479	282,118	279,391	276,948
Total equity	468,417	471,303	460,364	436,061	275,285

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the U.S., which is our primary area of operations. Our helicopters are primarily used to transport personnel to, from and between offshore oil and gas production platforms, drilling rigs and other installations. In the years ended December 31, 2016, 2015 and 2014, approximately 62%, 66% and 67%, respectively, of our total operating revenues were earned in the U.S. Gulf of Mexico. In the year ended December 31, 2016, approximately 31% of total operating revenues were earned in international locations. We currently have customers in Argentina, Brazil, Colombia, the Dominican Republic, India, Suriname and the United Kingdom.
The primary users of our helicopter services are international, independent and major integrated oil and gas exploration, development and production companies, national oil companies and BSEE. In the years ended December 31, 2016, 2015 and 2014, approximately 88%, 78% and 76%, respectively, of our operating revenues were derived from helicopter services, including emergency response SAR services, provided to customers primarily engaged in offshore oil and gas exploration, development and production activities. Additionally, our leasing customers typically provide services oil and gas companies in their respective local markets. As such, our results are tied to the level of activity in the offshore oil and gas industry. In addition to serving the oil and gas industry, we provide air medical services, utility services and Alaska flightseeing tours, among other activities.
As of December 31, 2016, we owned or operated a total of 136 helicopters, consisting of 13 heavy helicopters, 49 medium helicopters, 33 light twin engine helicopters and 41 light single engine helicopters. We also owned two AW189 heavy helicopters that were delivered during the fourth quarter of 2016 but not placed in service as of December 31, 2016. As of December 31, 2016, we had commitments to purchase an additional 12 new helicopters consisting of seven heavy helicopters and five light twin helicopters. The heavy helicopters are scheduled to be delivered in 2017 through 2019, and the delivery dates for the light twin helicopters have not been determined. In addition, we had outstanding options to purchase up to an additional 10 heavy helicopters. If these options were exercised, the helicopters would be scheduled for delivery in 2019 and 2020.
Lines of Service
Offshore Oil and Gas. The offshore oil and gas market is highly cyclical with demand linked to the price of oil and gas, which tends to fluctuate depending on many factors, including global economic activity, levels of inventory and overall demand. In addition to the price of oil and gas, the availability of acreage and local tax incentives or disincentives and requirements for maintaining interests in leases affect activity levels in the oil and gas industry. Price levels for oil and gas by themselves can cause additional fluctuations by inducing changes in consumer behavior.
For the last ten years, we have provided transportation services to government inspectors of offshore installations, drilling rigs and platforms. This contract was renewed in October 2016 and is expected to run through September 2021.
Brazil is among the most important markets for offshore oil and gas exploration, development and production activity world-wide. We participate in this market through our consolidated joint venture, Aeróleo.
We also provide emergency response SAR services in the U.S. Gulf of Mexico.
Dry-Leasing. We enter into lease arrangements for our helicopters with operators primarily located in international markets such as Argentina, the United Kingdom and India. The helicopters are contracted to local helicopter operators, which often prefer to lease helicopters rather than purchase them. Leasing affords us the opportunity to access new markets without significant initial infrastructure investment and generally without ongoing operating risk.
Other Activities and Services. In order to diversify sources of our earnings and cash flow, we deploy a number of helicopters in support of other industries and activities, such as air medical services and flightseeing. In the years ended December 31, 2016, 2015 and 2014, approximately 6%, 7% and 9% of our operating revenues were generated by these other activities and services. We supply helicopters, pilots and mechanics to hospitals and manage helicopters on their behalf. We also provide Alaska summer flightseeing tours and support inland utility operations in Alaska such as firefighting, mining, power line and pipeline survey activities. During 2016, we launched our UAS services and entered into an alliance to provide UAS services with Total Safety, the world's premier provider of industrial inspection and integrated safety solutions.
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
Market Outlook

The offshore oil and gas market is highly cyclical with demand linked to the price of oil and gas. The prices of oil and gas are critical factors in our customers’ investment and spending decisions. The price of crude oil has declined significantly since mid-2014 and remains depressed compared to recent historical averages primarily due to increased global supply of crude oil and a less optimistic forecast of worldwide economic growth. The decline in the price of oil has negatively impacted the cash flow of our customers and has led them to reduce capital and operational expenditures from prior levels, including reductions related to offshore exploration, development and production activities. Although our customers typically base their capital expenditure budgets on their long-term commodity price expectations, many of our customers have significantly reduced capital spending plans and taken measures to reduce costs. We have experienced customer contract cancellations and decreased fleet utilization in the current environment as some of our customers have decreased the number of helicopters on contract or canceled their contract upon limited notice. Moreover, even where such contractual cancellation rights may not exist, our customers have sought to cancel or renegotiate other terms and conditions in our contracts to address their current challenges. In addition, the current adverse economic conditions may increase the ongoing credit risk exposure with respect to the accounts receivable balances owed to us by our customers.
Based on our recent experience and discussions with our customers about their helicopter transport needs, we anticipate continued demand for our services at recently experienced levels as the oil and gas markets recover. We generate a vast majority of our operating revenue from contracts supporting our oil and gas customers’ offshore production operations, which have long-term transportation requirements. Production activities are typically less cyclical than the exploration and development activities because production platforms remain in place over the long-term and are relatively unaffected by economic cycles, as the marginal cost of lifting a barrel of oil once a platform is in operation is low. If there are further declines in the price of oil and gas, or if current price levels are maintained for an extended period, there could be a delay or cancellation of planned offshore projects impacting our operations in future periods.
The remainder of our oil and gas revenue primarily comes from transporting personnel to and from offshore drilling rigs. Deepwater activity continues to be a significant segment of the global offshore oil and gas markets and typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the oil and gas companies using relatively conservative assumptions relating to oil and gas prices. Although these projects are considered to be less susceptible to short-term fluctuations in the price of oil and gas compared to shorter cycle projects, persistently low crude oil prices have caused these companies to reevaluate their future capital expenditures in regards to deepwater projects and have resulted in the rescaling, delay or cancellation of planned offshore projects, which could impact our operations in future periods.
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
Recent Developments
Amendment to the Revolving Credit Facility
On October 27, 2016, we entered into a third amendment to our Revolving Credit Facility that, among other things, revised our maintenance covenants to provide additional flexibility, reduced the aggregate principal amount of the revolving loan commitments to $200.0 million and added a condition to borrowing and a repayment mechanism in connection with excess cash amounts (see “Liquidity and Capital Resources” below).
Competitor Bankruptcy
A global competitor filed for Chapter 11 bankruptcy protection in May 2016, and it has disclosed that, to date, it has obtained court approval to reject leases resulting in the return to lessors of 78 helicopters, to abandon five owned helicopters to its lenders and to restructure the finance and lease terms with respect to numerous other helicopters. This competitor has disclosed that it intends to emerge from bankruptcy with 100 fewer helicopters in its fleet than it had prior to filing for bankruptcy protection, including the elimination of all but two owned H225 helicopters. The significant fleet reduction by this competitor could potentially increase the available supply of helicopters. These changes in supply could impact helicopter rates and pricing of helicopters in the secondary market. We cannot predict the extent of such an impact on us.
Suspension of H225 and AS332 L2 Operations
In April 2016, an Airbus Helicopters H225 (also known as an EC225LP) model helicopter operated by the global competitor referenced above was involved in an accident in Norway. The helicopter was carrying eleven passengers and two crew members. The accident resulted in thirteen fatalities. The Accident Investigation Board Norway (“AIBN”) published preliminary reports that contained findings from the investigation into the accident in May and June 2016 and February 2017. Pursuant to a safety recommendation published by the AIBN, a number of regulatory authorities issued safety directives suspending operations, with limited exceptions, of all Airbus H225 and AS332 L2 model helicopters registered in their jurisdictions, and a number of customers and operators voluntarily suspended operations of those two helicopter models. On October 7, 2016, the European Aviation Safety Agency issued an Airworthiness Directive which provides for additional maintenance and inspection requirements to allow these helicopters to return to service. On December 9, 2016, the Federal Aviation Administration in the United States issued an Alternative Means of Compliance (“AMOC”) which also provides for additional maintenance and inspection requirements to allow these helicopters to return to service in the United States. However, the Civil Aviation Authorities in Norway and the United Kingdom, the major European markets for the H225, have not allowed the helicopters to return to service. Since the accident, we believe that H225 helicopters have only returned to service in oil and gas missions in a few countries in Asia.
We own nine H225 helicopters, including five that are currently located in the U.S., three that are currently located in Brazil and one that was operating in Norway under a lease that was rejected in the Chapter 11 bankruptcy case referenced above. As of December 31, 2016, the net book value of our H225 helicopters and related inventory of parts and equipment was $160.7 million. During this suspension of H225 helicopter operations, we expect to utilize other heavy and medium helicopters to service our operations.  Although we do not expect the near-term impact of the suspension to be material to our financial condition or results of operations, at this time we cannot predict how long the suspension of H225 helicopter operations will last, the market receptivity of the H225 helicopter for future oil and gas operations, the potential impact on residual values of these helicopters and the impact a long-term suspension could have on our operating results or financial condition.
Excess Capacity
The current excess capacity of our heavy helicopters is higher than in recent years.  Our fleet’s excess helicopters include those that are not otherwise under customer contracts, undergoing maintenance, dedicated for charter activity or subject to operational suspension.  Although we take actions to minimize excess capacity, we expect a certain level of excess capacity at any given time in an aviation logistics business as a result of the evolving nature of customers’ needs. Our operating revenues were negatively impacted as a result of the higher excess capacity which continued through the end of 2016. Through fleet management initiatives, participation in competitive bids and pursuit of additional opportunities, we are focused on maximizing the utilization of our fleet and mitigating the excess capacity in our heavy helicopters. If we are not successful in securing sufficient new projects, we may experience a decline in the near-term utilization of our helicopters that may impact our financial results in 2017 and beyond.
Fleet Developments and Capital Commitments
In recent years, we have continued to focus on the modernization of our fleet and the standardization of equipment. Oil and gas companies typically require modern helicopters that offer enhanced safety features and greater performance. In response to this demand, we have transformed our fleet significantly. Since the beginning of 2005, we have added 139 helicopters, disposed of 125 helicopters and reduced the average age of our owned fleet from 17 years to 12 years. We spent $39.2 million, $60.1 million and $106.7 million to acquire helicopters and other equipment in the years ended December 31, 2016, 2015 and 2014, respectively, primarily for heavy and medium helicopters, spare helicopter parts and building improvements.
As of March 1, 2017, we had unfunded commitments of $115.6 million, primarily pursuant to agreements to purchase helicopters, consisting of five AW189 heavy helicopters, two S92 heavy helicopters and five AW169 light twin helicopters. The AW189 helicopters and S92 helicopters are scheduled to be delivered in 2017 through 2019. Delivery dates for the AW169 helicopters have not been determined. Approximately $102.1 million of these commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability other than aggregate liquidated damages of $2.5 million. In addition, we had outstanding options to purchase up to an additional ten AW189 helicopters. If these options were exercised, the helicopters would be delivered in 2019 and 2020.
Components of Revenues and Expenses
We derive our revenues primarily from operating and leasing our equipment, and our profits depend on our cost of capital, the acquisition costs of assets, our operating costs and our reputation.

Operating revenues recorded under U.S. Gulf of Mexico, Alaska and International are primarily generated from offshore oil and gas exploration, development and production activities and, in Alaska, include revenues from utility services. These revenues are typically earned through a combination of fixed monthly fees plus an incremental charge based on flight hours flown. Charter revenues are typically earned through either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate with a minimum number of hours to be charged daily.
Operating revenues recorded under dry-leasing are generated from leases to third-party operators where we are not responsible for the operation of the helicopters. For certain of these leases, we also provide crew training, management expertise, and logistical and maintenance support. Leases typically call for a fixed monthly fee only, but may also include an additional charge based on flight hours flown and/or the level of personnel support. The majority of our dry-leasing revenues have been generated by helicopters deployed internationally.
Operating revenues for emergency response SAR services are earned through a fixed monthly fee plus an incremental charge for flight hours flown, and charter revenues are typically earned through an hourly rate with a minimum number of hours to be charged daily.
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

•
repairs and maintenance (primarily routine activities and hourly charges for power-by-the-hour (“PBH”) maintenance contracts that cover helicopter refurbishments and engine and major component overhauls that are performed in accordance with planned maintenance programs);

•	insurance (including the cost of hull and liability insurance premiums and loss deductibles);

•	fuel;

•	leased-in equipment (includes the cost of leasing helicopters and equipment); and

•	other (primarily base expenses, property, sales and use taxes, communication costs, freight expenses, and other).
We engage a number of third-party vendors to maintain the engines and certain components on some of our helicopter models under PBH maintenance contracts. These programs require us to pay for the maintenance service ratably over the contract period, typically based on actual flight hours. PBH providers generally bill monthly based on hours flown in the prior month, the costs being expensed as incurred. In the event we place a helicopter in a program after a maintenance period has begun, it may be necessary to pay an initial buy-in charge based on hours flown since the previous maintenance event. This buy-in charge is normally recorded as a prepaid expense and amortized as an operating expense over the remaining PBH contract period. If a helicopter is sold or otherwise removed from a program before the scheduled maintenance work is carried out, we may be able to recover part of our payments to the PBH provider, in which case we record a reduction to operating expense. We also incur repairs and maintenance expense through vendor arrangements whereby we obtain repair quotes and authorize service through a repair order process.
Our policy of expensing all repair costs as incurred may result in operating expenses varying substantially when compared with a prior year or prior quarter if a disproportionate number of repairs, refurbishments or overhauls are undertaken. This variation can be exacerbated by the timing of entering or exiting third-party PBH programs and the timing of vendor credits.
For helicopters that we lease to third parties under arrangements whereby the customer assumes operational responsibility, we often provide maintenance and parts support but generally we incur no other material operating costs. In most instances, our leases require clients to procure adequate insurance, but we purchase contingent hull and liability coverage to mitigate the risk of a client’s coverage failing to respond. In some instances, we provide training and other services to support our lease customers.

Results of Operations

	2016		2015		2014
	(in thousands)%		(in thousands)%		(in thousands)%
Operating revenues:
United States	$171,121	69	$222,465	79	$281,869	85
Foreign	76,107	31	59,372	21	49,353	15
Total operating revenues	247,228	100	281,837	100	331,222	100
Costs and expenses:
Operating:
Personnel	69,889	28	68,775	25	74,807	23
Repairs and maintenance	45,875	19	53,603	19	64,072	19
Insurance and loss reserves	6,253	3	6,127	2	9,656	3
Fuel	12,860	5	13,069	5	25,534	8
Leased-in equipment	1,091	—	992	—	1,138	—
Other	33,895	14	28,915	10	29,166	9
Total operating expenses	169,863	69	171,481	61	204,373	62
Administrative and general	36,206	15	42,812	15	43,987	13
Depreciation and amortization	49,315	20	47,337	17	46,312	14
Total costs and expenses	255,384	104	261,630	93	294,672	89
Gains on asset dispositions	4,787	2	5,953	2	6,101	2
Goodwill impairment	—	—	(1,866)	(1)	—	—
Operating income (loss)	(3,369)	(2)	24,294	8	42,651	13
Other income (expense):
Interest income	741	—	1,191	—	540	—
Interest expense	(17,325)	(7)	(13,526)	(5)	(14,778)	(4)
Derivative losses, net	—	—	(18)	—	(944)	—
Foreign currency gains (losses), net	7	—	(2,590)	(1)	(2,377)	(1)
Gain on debt extinguishment	518	—	1,617	1	—	—
Gain on sale of FBO	—	—	12,946	5	—	—
Note receivable impairment	—	—	—	—	(2,457)	(1)
Other, net	69	—	45	—	(4)	—
Total other income (expense)	(15,990)	(7)	(335)	—	(20,020)	(6)
Income (loss) before income tax expense and equity earnings	(19,359)	(9)	23,959	8	22,631	7
Income tax expense (benefit), net	(3,357)	(1)	14,117	5	8,285	3
Income (loss) before equity earnings	(16,002)	(8)	9,842	3	14,346	4
Equity earnings (losses), net of tax	1,092	—	(1,943)	(1)	2,675	1
Net income (loss)	(14,910)	(8)	7,899	2	17,021	5
Net loss attributable to noncontrolling interest in subsidiary	6,932	3	806	—	96	—
Net income (loss) attributable to Era Group Inc.	$(7,978)	(5)	$8,705	2	$17,117	5

Operating Revenues by Service Line. The following table sets forth our operating revenues by service line for the years ended December 31, 2016, 2015 and 2014.

	2016		2015		2014
	(in thousands)%		(in thousands)%		(in thousands)%
Operating revenues
Oil and gas:(1)
U.S. Gulf of Mexico	$135,407	55	$166,234	59	$199,563	60
Alaska	4,592	2	18,548	7	29,982	9
International	63,089	26	18,972	7	3,115	1
Total oil and gas	203,088	83	203,754	73	232,660	70
Dry-leasing	13,205	5	40,757	14	46,645	14
SAR	17,297	7	19,600	7	22,563	7
Air medical services	7,923	3	7,938	3	11,098	3
Flightseeing	5,715	2	7,041	2	6,989	2
FBO(2)	—	—	2,760	1	11,665	4
Eliminations	—	—	(13)	—	(398)	—
Total operating revenues	$247,228	100	$281,837	100	$331,222	100
_______________

(1)	Primarily oil and gas activities, but also includes revenues from utility services such as firefighting.

(2)	We sold our FBO on May 1, 2015.
Year Ended December 31, 2016 compared with Year Ended December 31, 2015
Operating Revenues. Operating revenues were $34.6 million lower in the twelve months ended December 31, 2016 (the “Current Year”) compared to the twelve months ended December 31, 2015 (the “Prior Year”).
Operating revenues from oil and gas operations in the U.S. Gulf of Mexico were $30.8 million lower in the Current Year. Operating revenues from medium helicopters were $16.8 million lower primarily due to lower utilization and lower average rates. Operating revenues from heavy helicopters were $8.1 million lower primarily due to fewer helicopters on contract and lower average rates. Operating revenues from light twin and single engine helicopters were $3.8 million and $1.6 million lower, respectively, primarily due to lower utilization. Miscellaneous revenues were $0.5 million lower primarily due to reduced part sales.
Operating revenues from oil and gas operations in Alaska were $14.0 million lower in the Current Year primarily due to lower utilization.
Operating revenues from international oil and gas operations were $44.1 million higher in the Current Year. International revenues increased by $44.2 million due to the consolidation of Aeróleo effective October 1, 2015, by $4.9 million due to new contracts in Suriname and by $0.9 million due to higher utilization in Colombia. These increases were partially offset by a decrease of $5.9 million in Brazil primarily due to lower utilization during the period in which Aeroleo’s revenues were consolidated in both years.
Revenues from dry-leasing activities were $27.6 million lower in the Current Year. Dry-leasing revenues decreased by $21.4 million due to the consolidation of Aeróleo, by $6.4 million due to contracts that ended and by $1.5 million due to the bankruptcy of a customer. These decreases were partially offset by increases of $1.0 million due to new leases and $0.5 million due to lease return charges.
Operating revenues from SAR activities were $2.3 million lower in the Current Year primarily due to fewer subscribers and reduced charter activity.
Operating revenues from air medical services were consistent with the Prior Year. Revenues decreased by $0.7 million primarily due to a contract that ended in March 2015, partially offset by increases of $0.5 million due to increased part sales and $0.2 million due to increased flight hours.
Operating revenues from flightseeing activities were $1.3 million lower in the Current Year primarily due to unfavorable weather conditions which resulted in a shorter flightseeing season and increased flight cancellations.
Operating revenues from our fixed base operations (“FBO”) were $2.8 million lower in the Current Year due to the sale of the FBO on May 1, 2015.

Operating Expenses. Operating expenses were $1.6 million lower in the Current Year. Repairs and maintenance expenses were $7.7 million lower due to a decrease of $4.7 million related to the timing of repairs, a net increase of $4.5 million in PBH buyout credits and a $3.2 million decrease in PBH expense resulting from reduced flight hours; these decreases were partially offset by a $1.8 million increase related to the correction of immaterial accounting errors, $2.3 million reduction in vendor credits and an increase of $0.7 million due to the consolidation of Aeróleo. Fuel expense was $0.2 million lower due to a reduction of $4.6 million resulting from fewer flight hours in the U.S. and the sale of the FBO on May 1, 2015, partially offset by an increase of $4.3 million due to the consolidation of Aeróleo. Other operating expenses were $5.0 million higher primarily due to the consolidation of Aeróleo. Personnel costs were $1.1 million higher primarily due to an increase of $8.8 million resulting from the consolidation of Aeróleo, partially offset by a decrease of $7.7 million resulting from reduced headcount and cost-control initiatives in the U.S.
Administrative and General. Administrative and general expenses were $6.6 million lower in the Current Year. Compensation expenses were $2.3 million lower primarily due to a $4.2 million decrease resulting from reduced headcount and incentive compensation in the U.S., partially offset by an increase of $1.8 million resulting from the consolidation of Aeróleo. Bad debt expenses were $1.4 million lower primarily due to a $0.8 million bad debt reserve recorded in the Prior Year and a $0.8 million bad debt recovery in the Current Year. Shared service expenses were $0.6 million lower due to the end of the Amended and Restated Transition Services Agreement (“TSA”) with SEACOR in June 2015. Other administrative and general expenses were $2.4 million lower due to decreases of $3.2 million in the U.S. resulting from cost cutting measures and lower professional services fees, partially offset by increases of $0.8 million resulting from the consolidation of Aeróleo.
Depreciation and Amortization. Depreciation and amortization expense was $2.0 million higher in the Current Year due to an increase of $2.4 million resulting from the addition of new heavy helicopters, a base expansion project and additional information technology infrastructure required as a result of the transition of related services previously provided by SEACOR, partially offset by a decrease of $0.2 million resulting from the correction of immaterial accounting errors.
Gains (Losses) on Asset Dispositions, Net.  Gains on asset dispositions were $1.2 million lower in the Current Year. During the Current Year, we sold or otherwise disposed of two hangars in Alaska and nine helicopters for total proceeds of $28.0 million resulting in net gains of $5.0 million, and we disposed of spare parts and other equipment for total proceeds of $0.6 million resulting in net losses of $0.2 million. During the Prior Year, we sold or otherwise disposed of 18 helicopters and other equipment for total consideration of $36.5 million, including cash proceeds of $25.3 million, resulting in net gains of $6.0 million including $0.7 million related to the early buy-out of two helicopter leases by a customer.
Goodwill Impairment. We recorded a goodwill impairment of $1.9 million during the Prior Year resulting from a decline in the price of crude oil and our stock price and a prolonged downturn in the oil and gas market.
Operating Income (Loss). Operating loss as a percentage of revenues was 2% in the Current Year compared to operating income as a percentage of revenues of 8% in the Prior Year. Excluding gains on asset sales, operating loss as a percentage of revenues was 3% in the Current Year compared to operating income as a percentage of revenues of 7% in the Prior Year. The decrease in operating income as a percentage of revenues was primarily due to reduced revenues, the consolidation of Aeróleo and increased depreciation expense.
Interest Income. Interest income was $0.5 million lower in the Current Year primarily due to the early buy-out of helicopter leases by a customer in the Prior Year.
Interest Expense. Interest expense was $3.8 million higher in the Current Year primarily due to decreased capitalized interest of $5.6 million and a $0.5 million write off of previously capitalized financing costs due to the reduction of the total commitment amount of our Revolving Credit Facility, partially offset by savings of $2.3 million due to the cumulative repurchases of our 7.750% Senior Notes.
Foreign Currency Gains (Losses), net. Foreign currency losses were $2.6 million in the Prior Year primarily due to the weakening of the euro resulting in losses on our euro-denominated balances and realized losses on settled forward currency contracts.
Gain on Debt Extinguishment. Gains on debt extinguishment were $0.5 million in the Current Year due to the repurchase of $5.0 million of our 7.750% Senior Notes. Gains on debt extinguishment were $1.6 million in the Prior Year due to the repurchase of $50.2 million of our 7.750% Senior Notes.
Gain on Sale of FBO. The sale of the FBO in the Prior Year resulted in cash proceeds of $14.3 million and a pre-tax gain of $12.9 million.
Income Tax Expense (Benefit). Income tax benefit was $3.4 million in the Current Year compared to expense of $14.1 million in the Prior Year. The decrease in expense was primarily due to a taxable net loss and a $0.5 million benefit resulting from the correction of errors in our prior year tax provision in the Current Year as well as the write-off of a deferred tax asset related to the consolidation of Aeróleo and a nonrecurring charge to deferred taxes related to the transfer of a helicopter to Hauser Investments Limited (“Hauser”) in the Prior Year.
Equity Earnings (Losses), Net of Tax. Equity earnings, net of tax, were $1.1 million in the Current Year compared to losses of $1.9 million in the Prior Year. The increase in equity earnings was primarily due to increased earnings from our Dart joint venture in the Current Year.
Year Ended December 31, 2015 compared with Year Ended December 31, 2014
Operating Revenues. Operating revenues were $49.4 million lower for the year ended December 31, 2015 compared with the year ended December 31, 2014.
Operating revenues from oil and gas operations in the U.S. Gulf of Mexico were $33.3 million lower in 2015 due to an overall decline in the demand for helicopter services. Operating revenues from medium helicopters were $26.5 million lower primarily due to lower utilization and lower average rates. Operating revenues from heavy helicopters were $3.7 million lower primarily due to lower utilization. Operating revenues from single engine helicopters and light twin engine helicopters were $2.0 million and $1.4 million lower, respectively, primarily due to reduced fleet count.
Operating revenues from oil and gas operations in Alaska were $11.4 million lower in 2015. Operating revenues from medium and single engine helicopters were $9.5 million and $0.2 million lower, respectively, primarily due to lower utilization and lower average rates. Operating revenues from light twin helicopters were $1.4 million lower primarily due to lower utilization. Miscellaneous revenues were $0.4 million lower primarily due to reduced rebillable expenses.
Operating revenues from international oil and gas operations were $15.9 million higher due to the consolidation of Aeróleo in the fourth quarter of 2015.
Revenues from dry-leasing activities were $5.9 million lower in 2015 primarily due to decreases of $7.4 million related to contracts that ended, $1.7 million related to the change to accrual basis accounting for recognizing revenue from a customer in India in 2014, $0.7 million related to foreign currency fluctuations and $0.7 million due to a combination of fewer flight hours and lower rates. These decreases were partially offset by increased cash collections of $4.6 million from Aeróleo prior to its consolidation.
Operating revenues from SAR activities were $3.0 million lower in 2015 primarily due to the end of a subscriber contract and reduced flight activity.
Operating revenues from air medical services were $3.2 million lower in 2015 primarily due to contracts that ended during and subsequent to 2014.
Operating revenues from flightseeing activities in 2015 were consistent with 2014.
Operating revenues from FBO activities were $8.9 million lower due to the sale of the FBO on May 1, 2015.
Operating Expenses. Operating expenses were $32.9 million lower in 2015. Fuel expenses were $12.5 million lower primarily due to a $13.7 million decrease related to reduced flight hours, lower average fuel prices and the sale of the FBO, partially offset by an increase of $1.2 million due to the consolidation of Aeróleo. Repairs and maintenance expenses were $10.5 million lower primarily due to decreases of $5.6 million related to the timing of repairs, $3.5 million in PBH expenses related to reduced flight hours and $2.1 million related to vendor credits, partially offset by an increase of $0.7 million due to the consolidation of Aeróleo. Personnel expenses were $6.0 million lower primarily due to a decrease of $9.9 million related to reduced headcount, travel costs and temporary staffing, partially offset by an increase of $3.9 million due to the consolidation of Aeróleo. Insurance and loss reserves were $3.5 million lower primarily due to a decrease of $4.0 million related to lower premiums, good experience credits and reduced activity, partially offset by an increase of $0.5 million due to the consolidation of Aeróleo. Other operating expenses were $0.3 million lower primarily due to reduced rebillable expenses, partially offset by increases related to the consolidation of Aeróleo and maintenance projects at our base locations.
Administrative and General. Administrative and general expenses were $1.2 million lower in 2015. Compensation and employee costs were $4.3 million lower primarily due to a decrease of $5.2 million related to severance expenses from changes in senior management in 2014 and reduced headcount in 2015, partially offset by an increase of $0.9 million related to the consolidation of Aeróleo. Shared service expenses were $2.5 million lower due to a reduction in fees and the termination of the TSA with SEACOR in June 2015. Professional service expenses were $2.4 million higher primarily due to the consolidation of Aeróleo and increased audit and legal fees. Bad debt expense was $1.8 million higher primarily due to unpaid amounts from a customer in Brazil and the absence of a benefit from the recovery of a reserved account receivable in 2014. Information technology and communication expenses were $1.4 million higher due to the transition of such services from SEACOR.
Depreciation and Amortization. Depreciation expense was $1.0 million higher primarily due to the completion of a base expansion project and additional helicopters placed in service.

Gains on Asset Dispositions. Gains on asset dispositions were $0.1 million lower in 2015. During 2015, we sold or otherwise disposed of 18 helicopters and other equipment for total consideration of $36.5 million, including cash proceeds of $25.3 million, resulting in gains of $5.2 million. In addition, we entered into a sales-type lease for two helicopters resulting in gains of $0.7 million. During 2014, we sold three helicopters and other equipment for proceeds of $7.1 million and recognized gains of $6.1 million.
Goodwill Impairment. We recorded a goodwill impairment of $1.9 million during 2015 resulting from a decline in the price of crude oil and our stock price and a prolonged downturn in the oil and gas markets.
Operating Income. Operating income as a percentage of revenues was 8% in 2015 compared to 13% in 2014. Excluding gains on asset dispositions discussed above, operating income as a percentage of revenues was 7% in 2015 compared to 11% in 2014. The decrease in operating income as a percentage of revenues was driven primarily by the decrease in operating revenues and the impairment of goodwill.
Interest Income. Interest income was $0.7 million higher primarily due to the consolidation of Aeróleo and interest earned on sales-type leases.
Interest Expense. Interest expense was $1.3 million lower primarily due to increased capitalized interest and interest savings related to the repurchase of $50.2 million of our 7.750% Senior Notes.
Derivative Losses, net. Derivative losses, net, were less than $0.1 million in 2015. Unrealized derivative losses of $0.9 million in 2014 were primarily due to the revaluation to market of forward currency contracts.
Foreign Currency Gains (Losses), net. Foreign currency losses of $2.6 million in 2015 and $2.4 million in 2014 were primarily due to the strengthening of the U.S. dollar, resulting in losses on our euro denominated balances and realized losses on settled forward currency contracts.
Gain on Debt Extinguishment. Gain on debt extinguishment was $1.6 million in 2015 related to the repurchase of $50.2 million of our 7.750% Senior Notes.
Gain on Sale of FBO. Net cash proceeds from the sale of the FBO were $14.3 million during 2015 resulting in a pre-tax gain of $12.9 million.
Note Receivable Impairment. Note receivable impairments were $2.5 million during 2014 related to a probable loss of a note receivable.
Income Tax Expense. Income tax expense was $5.8 million higher in 2015 primarily due to the write-off of a deferred tax asset related to the consolidation of Aeróleo and a nonrecurring charge to deferred taxes related to the acquisition of and transfer of a helicopter to Hauser.
Equity Earnings (Losses), net of tax. Equity losses, net of tax, were $1.9 million in 2015 compared to equity earnings of $2.7 million in 2014. The difference is primarily due to the sale in 2014 of our 51% interest in Lake Palma, S.L. (“Lake Palma”) for a gain of $1.5 million, net of tax, and the absence of earnings from Lake Palma of $0.5 million. In addition, we recorded losses from Dart of $1.6 million in 2015 compared to earnings of $0.9 million in 2014.
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
On December 7, 2012, we completed the offering of our 7.750% Senior Notes and used the net proceeds from the offering to repay $190.0 million of borrowings outstanding under our prior $200.0 million senior secured revolving credit facility (the “Prior Credit Facility”). On March 31, 2014, we entered into our Revolving Credit Facility through an amendment to the Prior Credit Facility. On October 27, 2016, we entered into a third amendment to our Revolving Credit Facility that, among other things, revised our maintenance covenants to provide additional flexibility, reduced the aggregate principal amount of the revolving loan commitments from $300.0 million to $200.0 million and added a condition to borrowing and a repayment mechanism in connection with excess cash amounts. The Revolving Credit Facility now allows us to borrow up to $200.0 million, with a sub-limit of up to $50.0 million for letters of credit, and includes an “accordion” feature which, if exercised, and subject to agreement by the lenders and the satisfaction of certain conditions, would increase total commitments by up to $100.0 million.
As amended, our Revolving Credit Facility requires that we maintain a senior secured leverage ratio which ratio may not be greater than 3.00:1.00 for each fiscal quarter ending during the period from September 30, 2016 to March 31, 2017, 3.25:1.00 for the fiscal quarter ending June 30, 2017 and 3.50:1.00 for each fiscal quarter ending thereafter, maintain a minimum interest coverage ratio covenant of 1.75:1.00 for each fiscal quarter ending during the period from September 30, 2016 to September 30, 2017 and 1.50:1:00 for each fiscal quarter ending thereafter, and maintain an asset coverage ratio with respect to the fair market value of our mortgaged helicopters and secured accounts receivable and inventory to funded and committed secured debt, with certain carve-outs, of 2.00:1.00, among other items. As of December 31, 2016, we were in compliance with these covenants.
During the year ended December 31, 2016, we repaid $37.0 million previously borrowed under our Revolving Credit Facility using cash flows from operations and proceeds from helicopter and other equipment dispositions. We also borrowed $12.0 million to make progress payments on S92 helicopters and final payments on AW189 helicopters. As of December 31, 2016, the amount of additional borrowings available to us under the Revolving Credit Facility was $120.2 million.
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
As of March 1, 2017, we had unfunded capital commitments of $115.6 million, primarily pursuant to agreements to purchase 12 helicopters. Approximately $16.1 million is payable in 2017, with the remaining commitments payable through 2019. The non-cancellable portion of our helicopter commitments payable in 2017 is $12.0 million. We also had $1.3 million of deposits paid on options not yet exercised. We may terminate $102.1 million of these commitments (inclusive of deposits paid on options not yet exercised) without further liability to us other than aggregate liquidated damages of $2.5 million. In addition, we had outstanding options to purchase up to an additional ten AW189 helicopters. If these options were exercised, the helicopters would be delivered beginning in 2019 through 2020. We expect to finance the remaining acquisition costs through a combination of cash on hand, cash provided by operating activities and borrowings under our Revolving Credit Facility.
Summary of Cash Flows

	2016	2015	2014
	(in thousands)
Cash provided by (used in):
Operating activities	$58,504	$44,456	$78,286
Investing activities	(12,774)	(22,807)	(93,872)
Financing activities	(32,986)	(46,026)	26,127
Effect of exchange rates on cash and cash equivalents	(164)	(2,120)	(1,009)
Net increase (decrease) in cash and cash equivalents	$12,580	$(26,497)	$9,532

Operating Activities
Cash flows provided by operating activities increased by $14.0 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. Cash flows provided by operating activities decreased by $33.8 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. The components of cash flows provided by operating activities during the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
	(in thousands)
Operating income before depreciation and gains on asset dispositions and impairments, net	$41,159	$67,544	$82,862
Changes in operating assets and liabilities before interest and income taxes	21,040	(10,714)	2,149
Cash settlements on derivative transactions, net	—	(356)	(471)
Interest paid, excluding capitalized interest of $46, $6,091 and $4,667 in 2016, 2015 and 2014, respectively	(15,268)	(12,642)	(13,420)
Income taxes refunded (paid)	5,978	(5,960)	(1,825)
Note receivable impairment	—	—	2,457
Other	5,595	6,584	6,534
Total cash flows provided by operating activities	$58,504	$44,456	$78,286
Operating income before depreciation and gains on asset dispositions and impairments, net was $26.4 million lower for the year ended December 31, 2016 compared to the year ended December 31, 2015, due to a $34.6 million decrease in revenues resulting from reduced utilization of our helicopter fleet, dry-leasing contracts that ended during and subsequent to the Prior Year and the sale of the FBO in May 2015. This decrease in revenues was partially offset by a $6.6 million decrease in administrative and general expenses and a $1.6 million decrease in operating expenses primarily due to a reduction in activity and cost-cutting measures.
Operating income before depreciation and gains on asset dispositions and impairments, net was $15.3 million lower for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to a $49.4 million decrease in revenues resulting from reduced utilization of medium helicopters, dry-leasing and air medical contracts that ended during and subsequent to 2014 and the sale of the FBO in May 2015. This decrease in revenues was partially offset by a $32.9 million decrease in operating expenses and a $1.2 million decrease in administrative and general expenses primarily due to a reduction in activity and cost-cutting measures.
Changes in operating assets and liabilities before interest and income taxes resulted in cash inflows of $21.0 million for the year ended December 31, 2016 compared to outflows of $10.7 million for the year ended December 31, 2015, primarily due to a decrease in trade receivables and an increase in accounts payable and other liabilities.
Changes in operating assets and liabilities before interest and income taxes resulted in cash outflows of $10.7 million for the year ended December 31, 2015 compared to inflows of $2.1 million for the year ended December 31, 2014, primarily due to increases in trade receivables and decreases in trade payables.
Interest paid, excluding capitalized interest, was $2.6 million higher for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to the suspension of capitalized interest between November 2015 and December 2016.
Interest paid, excluding capitalized interest, was $0.8 million lower for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to the repurchase of $50.2 million of our 7.750% Senior Notes.
Income taxes refunded were $6.0 million for the year ended December 31, 2016 compared to income taxes paid of $6.0 million for the year ended December 31, 2015. We made estimated tax payments during 2015 as a result of the sale of the FBO and a reduction in tax depreciation that were refunded in 2016.
Income taxes paid were $4.1 million higher for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to estimated tax payments during 2015 as a result of the sale of the FBO and a reduction in tax depreciation as we did not take delivery of new helicopters until late in the year.
Investing Activities
During the year ended December 31, 2016, net cash used in investing activities was $12.8 million primarily as follows:

•	Capital expenditures were $39.2 million, which consisted primarily of helicopter acquisitions and deposits on future helicopter deliveries.

•	Proceeds from the disposition of property and equipment were $28.6 million.

•	Net deposits into escrow accounts, primarily for like-kind exchange transactions, were $3.7 million.

•	Net principal payments on notes due from third-parties and equity investees were $0.9 million.

•	Returns of helicopter deposits were $0.5 million.
During the year ended December 31, 2015, net cash used in investing activities was $22.8 million primarily as follows:

•	Capital expenditures were $60.1 million, which consisted primarily of helicopter acquisitions, deposits on future helicopter deliveries and a base expansion project.

•	Proceeds from the disposition of property and equipment were $25.3 million.

•	Proceeds from the sale of the FBO were $14.3 million.

•	Cash paid for business acquisitions, net of cash acquired, was $1.7 million.

•	Cash settlements on forward contracts were $1.1 million.

•	Net principal payments on notes due from third-parties and equity investees were $0.7 million.
During the year ended December 31, 2014, net cash used in investing activities was $93.9 million primarily as follows:

•	Capital expenditures were $106.7 million, which consisted primarily of helicopter acquisitions, deposits on future helicopter deliveries and a base expansion project.

•	Proceeds from the disposition of property and equipment were $7.1 million.

•	Proceeds from the sale of interest in equity investees were $6.4 million.

•	Cash settlements on forward contracts were $1.5 million.

•	Net principal payments on notes due from third-parties and equity investees were $1.1 million.
Financing Activities
During the year ended December 31, 2016, net cash used in financing activities was $33.0 million primarily as follows:

•	Net principal payments on long-term debt were $40.4 million.

•	Borrowings under our Revolving Credit Facility were $12.0 million.

•	Cash used for the repurchase of a portion of our 7.750% Senior Notes was $4.3 million.

•	Issuance costs related to the amendment to our Revolving Credit Facility were $0.9 million.

•	Proceeds from share-based award plans were $0.8 million.

•	Cash used for the repurchase of treasury shares was $0.2 million.
During the year ended December 31, 2015, net cash used in financing activities was $46.0 million primarily as follows:

•	Borrowings under our Revolving Credit Facility were $60.0 million.

•	Net principal payments on short and long-term debt were $57.9 million.

•	Cash used for the repurchase of a portion of our 7.750% Senior Notes was $46.9 million.

•	Cash used for the repurchase of treasury shares was $2.1 million.

•	Proceeds from share-based award plans were $1.1 million.
During the year ended December 31, 2014, net cash provided by financing activities was $26.1 million primarily as follows:

•	Borrowings under our Revolving Credit Facility were $30.0 million.

•	Net principal payments on long-term debt were $2.9 million.

•	Issuance costs related to our Revolving Credit Facility were $2.4 million.

•	Proceeds from share-based award plans were $1.5 million.

Amended and Restated Senior Secured Revolving Credit Facility
On March 31, 2014, we entered into the Revolving Credit Facility through an amendment to the Prior Credit Facility. On October 27, 2016, we entered into a third amendment to our Revolving Credit Facility that, among other things, revised our maintenance covenants to provide additional flexibility, reduced the aggregate principal amount of the revolving loan commitments to $200.0 million and added a condition to borrowing and a repayment mechanism in connection with excess cash amounts. As amended, the Revolving Credit Facility provides us with the ability to borrow up to $200.0 million with a sub-limit of up to $50.0 million for letters of credit and includes an “accordion” feature which, if exercised, and subject to agreement by the lenders and the satisfaction of certain conditions, would increase total commitments by up to $100.0 million. Our availability under the Revolving Credit Facility may be limited by the terms of the 7.750% Senior Notes. Advances under the Revolving Credit Facility at the closing were used to refinance indebtedness incurred under the Prior Credit Facility. The Revolving Credit Facility matures in March 2019.
As of December 31, 2016, we had $65.0 million outstanding under our Revolving Credit Facility, which bears interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 225 basis points. In addition, we are required to pay a quarterly commitment fee based on our ratio of funded debt to EBITDA, as defined. As of December 31, 2016, the commitment fee was 50.0 basis points. For additional information about the terms of the Revolving Credit Facility, see Note 8 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
7.750% Senior Notes
On December 7, 2012, we completed an offering of $200.0 million aggregate principal amount of 7.750% senior unsecured notes due December 15, 2022. The net proceeds of the offering were used to repay $190.0 million of borrowings outstanding under our Prior Credit Facility. Interest on the notes is payable semi-annually in arrears on each June 15 and December 15 of each year. We may redeem the notes at any time and from time to time at a premium as specified in the indenture governing the notes. In 2015, we repurchased $50.2 million of the 7.750% Senior Notes for total cash consideration of $47.9 million, including accrued interest of $1.0 million. In 2016, we purchased an additional $5.0 million of the 7.750% Senior Notes for total cash of $4.5 million, including accrued interest of $0.2 million. For additional information about the terms of the 7.750% Senior Notes, see Note 8 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Promissory Notes
On December 23, 2010, the Company entered into a promissory note for $27.0 million to purchase a heavy helicopter. Upon maturity of the note on December 20, 2015, the Company refinanced the then outstanding balance of $19.0 million. The new note is secured by a helicopter and bears interest at the one-month LIBOR rate plus 181 basis points. The interest rate resets monthly and at December 31, 2016 was 2.47%. The note requires monthly principal and interest payments of $0.1 million with a final payment of $12.8 million due in December 2020.
On November 24, 2010, the Company entered into a promissory note for $11.7 million to purchase a medium helicopter. Upon maturity of the note on December 1, 2015, the Company refinanced the then outstanding balance of $5.9 million. The new note is secured by a helicopter and bears interest at the one-month LIBOR rate plus 181 basis points. The interest rate resets monthly and at December 31, 2016 was 2.43%. The note requires monthly principal and interest payments of less than $0.1 million with a final payment of $4.0 million due in December 2020.
During 2016, the notes were amended to, among other things, provide for cross-collateralization such that each helicopter now secures both promissory notes.
Aeróleo Debt
Our former partner in Aeróleo transferred its interests in Aeróleo to our new partner on October 1, 2015. In connection with the transfer, our former partner assigned two existing notes receivable from Aeróleo to our new partner. One note had a balance of $5.5 million on October 1, 2015 and is payable in U.S. dollars. The other note had a balance of $2.7 million on October 1, 2015 and is payable in Brazilian reals. Both notes bore interest at 6.0% per annum and called for 60 equal monthly payments of principal and accrued interest to begin on October 1, 2016. In June 2016, we and our partner in Aeróleo each contributed notes payable to us by Aeróleo, including these two notes, as a contribution of additional capital. As a result, $6.3 million of debt due to the Company’s partner in Aeróleo was recorded in net loss attributable to noncontrolling interest in subsidiaries on the accompanying consolidated statements of operations.
In addition, on October 1, 2015, Aeróleo had an existing loan from a third party with a balance of $1.4 million. The note was payable in Brazilian reals, bore interest at a rate of 19.0% per annum and called for equal monthly payments of principal and interest with the final payment due in September 2016. In June, 2016, the Company prepaid principal and interest of $1.5 million to settle the note in full.

We have also settled certain tax disputes in Brazil totaling $3.4 million and have agreed to make installment payments on the amounts due to the applicable taxing authorities. The installments are payable in Brazilian reals and bear interest at a rate equal to the overnight rate as published by the Central Bank of Brazil. Such amounts will be paid over the next 36 to 84 months.
Short and Long-Term Liquidity Requirements
We anticipate that we will generate positive cash flows from operations and that these cash flows will be adequate to meet our working capital requirements. During the year ended December 31, 2016, our cash provided by operations was $58.5 million. To support our capital expenditure program and/or other liquidity requirements, we may use any combination of operating cash flow, cash balances or proceeds from sales of assets, issue debt or equity, or borrow under our Revolving Credit Facility. As of December 31, 2016, we had the ability to borrow an additional $120.2 million under the Revolving Credit Facility, subject to our compliance with the financial ratios discussed above.
Our availability of long-term liquidity is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, debt service, capital expenditures and a reasonable return on investment. Management will continue to closely monitor our liquidity and the credit markets.
Off-Balance Sheet Arrangements
On occasion, we and our partners will guarantee certain obligations on behalf of our joint ventures. As of December 31, 2016, we had no such guarantees in place. As of December 31, 2016, we had standby letters of credit totaling $1.2 million.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations and other commercial commitments and their aggregate maturities as of December 31, 2016 (in thousands):

		Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual obligations:
Long-term debt(1)	$335,335	$16,914	$96,822	$42,398	$179,201
Capital purchase obligations(2)	114,508	59,211	$55,297	$—	—
Operating leases(3)	14,403	1,966	$2,149	$1,250	9,038
Purchase obligations(4)	2,574	2,574	$—	$—	—
	$466,820	$80,665	$154,268	$43,648	$188,239
_______________

(1)
Maturities of our borrowings, interest payments pursuant to such borrowings and a capital commitment fee on our Revolving Credit Facility are based on contractual terms. Interest amounts represent the expected cash payments for interest on our long-term debt based on the interest rates in place and amounts outstanding as of December 31, 2016. Installment payments on settled tax disputes in Brazil include interest calculated using rates in effect as of December 31, 2016.

(2)
Capital purchase obligations as of December 31, 2016 represent commitments for the purchase of 12 new helicopters, consisting of five AW169 light twin helicopters, five AW189 heavy helicopters and two S92 heavy helicopters. Of the total unfunded capital commitments, $101.0 million may be terminated without further liability other than liquidated damages of $2.5 million in the aggregate. These commitments are not recorded as liabilities on our consolidated balance sheet as we had not yet received the goods or taken title to the property.

(3)	Operating leases primarily include leases of facilities and helicopters that have a remaining term in excess of one year.

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
Contingencies
Brazilian Tax Disputes
We are disputing assessments of approximately $7.2 million in taxes, penalties and interest levied by the municipal authorities of Rio de Janeiro (for the period between 2000 to 2005) and Macaé (for the period between 2001 to 2006) (collectively, the “Municipal Assessments”). We believe that, based on our interpretation of tax legislation supported by clarifying guidance provided by the Supreme Court of Brazil with respect to the issue in a 2006 ruling, we are in compliance with all applicable tax legislation, have paid all applicable taxes, penalties and interest and plan to defend these claims vigorously at the administrative levels in each jurisdiction. In the event the Municipal Assessments are upheld at the last administrative level, it may be necessary for us to deposit the amounts at issue as security to pursue further appeals. In 2015, we received a final, unfavorable ruling with respect to a similar assessment levied by the Rio de Janeiro State Treasury for the periods between 1994 to 1998 (the “1998

Assessments”). The 1998 Assessments were upheld without taking into consideration the benefit of the clarifying guidance issued by the Supreme Court following the assertion of the claims. The final adjudication of the 1998 Assessments requires payment of amounts that are within the established accruals, will be paid in multiple installments over time and are not expected to have a material effect on our financial position or results of operations. At December 31, 2016, it is not possible to determine the outcome of the Municipal Assessments, but we do not expect that the outcome would have a material effect on our business, financial position or results of operations. In addition, it is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for any subsequent periods.
We are also disputing challenges raised by the Brazilian tax authorities with respect to certain tax credits applied by Aeróleo between 1995 to 2009. The tax authorities are seeking $2.2 million in additional taxes, interest and penalties. We believe that, based on our interpretation of tax legislation, we are in compliance with all applicable tax legislation and plan to defend this claim vigorously. At December 31, 2016, it is not possible to determine the outcome of this matter, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
We are disputing responsibility for $2.7 million of employer social security contributions required to have been remitted by one of our customers relating to the period from 1995 to 1998. Although we may be deemed co-responsible for such remittances under the local regulatory regime, the customer’s payments to us against presented invoices were made net of the specific remittances required to have been made by the customer and at issue in the claim. As such, we plan to defend this claim vigorously. At December 31, 2016, it is not possible to determine the outcome of this matter, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
We are disputing certain penalties that are being assessed by the State of Rio de Janeiro in respect of our alleged failure to submit accurate documentation and to fully comply with filing requirements with respect to certain value-added taxes.  We elected to make payment of $0.2 million in installments over time to satisfy a portion of these penalties.  Upon confirming with the asserting authority that the originally proposed penalties of $1.6 million with respect to the balance of the assessments were calculated based on amounts containing a typographical error, the aggregate penalties that remain in dispute total $0.4 million. At December 31, 2016, it is not possible to determine the outcome of this matter, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
We are disputing the imposition of $0.8 million in fines levied by the Brazilian customs authorities. These fines relate to our alleged failure to comply with certain deadlines under the temporary regime pursuant to which we import helicopters into Brazil. In order to dispute such fines and pursue our legal remedies within the judicial system, we deposited certain amounts at issue as security into an escrow account with the presiding judge in the matters who controls the release of such funds pending the outcome. We believe our documentation evidences our timely compliance with the relevant deadlines. As such, we plan to defend this case vigorously. At December 31, 2016, it is not possible to determine the outcome of these matters, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
We are disputing fines of $0.3 million sought by taxing authorities in Brazil following the final adjudication to disallow certain tax credits we applied to offset certain social tax liabilities.  The fine is calculated as 50% of the incremental tax liability resulting from the disallowance of the tax credits and has been applied without taking into account the circumstances relating to the disallowance of such tax credits.  The constitutionality of such fines is under review by the Supreme Court in Brazil.  There are a number of cases in which taxpayers have received favorable rulings due to the lack of constitutionality of the law.  As such, we plan to defend this claim vigorously.  At December 31, 2016, it is not possible to determine the outcome, but we do not expect that it would have a material adverse impact on our business, financial position or results of operations.
We are disputing contingent fees of $0.5 million sought by our former tax consultant that have been calculated based on unrealized tax savings attributed to the consultant’s suggested tax strategies. Our contention is that fees are due only upon realized tax savings. At December 31, 2016, it is not possible to determine the outcome of these matters, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
In the normal course of business, we become involved in various employment-related litigation matters.   At December 31, 2016, it is not possible to determine the outcome of several of these claims wherein an aggregate of $0.1 million above our established accrual is being sought from us.  We do not expect that the outcome with respect to such claims would have a material adverse effect on our business, financial position or results of operations.
We are also disputing claims from the Brazilian tax authorities with respect to federal customs taxes levied upon the helicopters imported into Brazil under a temporary regime and subject to re-export. In order to dispute such assessments and pursue our available legal remedies within the judicial system, we deposited the amounts at issue as security into an escrow account with the presiding judge in the matter controlling the release of such funds. We believe that, based on our interpretation of tax legislation and well established aviation industry practice, we are not required to pay such taxes and plan to defend this claim vigorously. At December 31, 2016, it is not possible to determine the outcome of this matter, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.

On November 21, 2016, we filed a lawsuit in the District Court of Dallas County, Texas against Airbus Helicopters, Inc. and Airbus Helicopters S.A.S. (collectively, “Airbus”) alleging breaches of various contracts between us, fraudulent inducement and unjust enrichment in connection with the sale by Airbus of H225 model helicopters to us.  We seek compensation for our monetary damages in an amount to be determined.  We cannot predict the ultimate outcome of the litigation, and we may spend significant resources pursuing our legal remedies against Airbus.
In the normal course of our business, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. In addition, from time to time, we are involved in tax and other disputes with various government agencies. Management has used estimates in determining our potential exposure to these matters and has recorded reserves in our financial statements related thereto as appropriate. It is possible that a change in our estimates related to these exposures could occur, but we do not expect such changes in estimated costs would have a material effect on our business, consolidated financial position or results of operations. As it relates to the specific cases referred to above, we currently anticipate that any administrative fine or penalty ultimately would not have a material effect on our financial position or results of operations. We have deposited $8.3 million into escrow accounts controlled by the court with respect to certain of the cases described above and have fully reserved such amounts subject to final determination and the judicial release of such escrow deposits. These estimates are based on our assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intentions and experience.
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
Property and Equipment. Our net property and equipment represented 86.0% of our total assets as of December 31, 2016. We determine the carrying value of these assets based on our property and equipment accounting policies, which incorporate our estimates, assumptions, and judgments relative to capitalized costs, useful lives and salvage values of our assets.
Our property and equipment accounting policies are also designed to depreciate our assets over their estimated useful lives. The assumptions and judgments we use in determining the estimated useful lives and residual values of our helicopters and other equipment reflect both historical experience and expectations regarding future operations, utilization and performance of our assets. The use of different estimates, assumptions and judgments in the establishment of property and equipment accounting policies, especially those involving the useful lives and residual values of our helicopters, would likely result in materially different net book values of our assets and results of operations.
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
We review our property and equipment for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If an impairment is indicated for the asset group classified as held and used, an impairment evaluation will be performed. Asset impairment evaluations are based on estimated undiscounted cash flows over the remaining useful life for the assets being evaluated. If the sum of the expected future cash flows is less than the carrying amount of the asset group, we would be required to recognize an impairment loss. When determining fair value, we utilize various assumptions, including projections of future cash flows. A change in these underlying assumptions could cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such event, we would then be required to record a corresponding charge, which would reduce our earnings. We continue to evaluate our estimates and assumptions and believe that our assumptions, which include an estimate of future cash flows based upon the anticipated performance of the underlying assets, are appropriate.
Supply and demand are the key drivers of helicopter idle time and our ability to contract our helicopters at economical rates. During periods of oversupply, it is not uncommon for us to have helicopters idled for extended periods of time, which could be an indication that an asset group may be impaired. In most instances, and over their useful lives, our helicopters could be used interchangeably. Due to the mobility of helicopters, we may move them from a weak geographic market to a stronger geographic market if an adequate opportunity arises to do so. As such, our helicopters are considered to be interchangeable within classes or asset groups and accordingly, our impairment evaluation is made for the asset group.
Allowance for Doubtful Accounts. We establish allowances for doubtful accounts on a case-by-case basis when we believe the payment of amounts owed to us is unlikely to occur. In establishing these allowances, we consider a number of factors, including our historical experience and changes in our client’s financial position. Such estimates involve significant judgment by management.
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
Intangible Assets. We record purchased intangible assets at their respective fair values on the date acquired. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets with indefinite lives are tested for impairment on an annual basis, or more frequently when indicators of impairment are present between annual impairment tests. The impairment analysis uses a discounted future cash flow approach to determine fair value and incorporates, among other things, projected utilization of our fleet, future oil prices and contract rates. These estimates are reviewed each time we test indefinite lived intangible assets for impairment and are typically developed as part of our routine business planning and forecasting process. While we believe our estimates and assumptions are reasonable, variations from those estimates could produce materially different results.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements that will, or could possibly, have an effect on our financial condition and results of operations, see Note 1 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-09 - Compensation - Stock Compensation, which simplifies several aspects of accounting for share-based payment transactions including income tax consequences, classification on the statement of cash flows and treatment of forfeitures. The main differences between current GAAP and ASU 2016-09 are (i) tax consequences from changes in fair value of equity awards between the grant date and vesting date will be charged to income tax expense and reported in the operating section of the statement of cash flows in the period in which the award vests and (ii) entities will have the option to estimate award forfeitures as prescribed under current GAAP or record forfeitures as an adjustment to expense as they occur. We adopted ASU 2016-09 on January 1, 2017, and we have elected to record forfeitures of equity awards as an adjustment to expense as they occur and in the period in which they occur. We believe such adoption and election will not have a material impact on our consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2016, we had non-U.S. dollar denominated capital purchase commitments of €94.7 million ($99.7 million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. dollar equivalent of the non-hedged purchase commitment by $10.0 million.
As of December 31, 2016, we maintained cash balances of €0.2 million ($0.2 million). An adverse change of 10% in the underlying foreign currency exchange rate would reduce net income by approximately $12,000.
We had $65.0 million of LIBOR-based variable rate borrowings under our Revolving Credit Facility as of December 31, 2016. The average borrowing rate under the facility at December 31, 2016 was 3.01%. A 10% increase in LIBOR would result in additional annual interest expense of approximately $32,000, net of tax.
As of December 31, 2016, excluding debt outstanding under our Revolving Credit Facility, we had $23.2 million of variable rate debt outstanding. These instruments bear a variable interest rate that resets monthly and is computed as the one-month LIBOR rate at the date of each reset plus 181 basis points. As of December 31, 2016, the weighted average interest rate on these borrowings was 2.46%. A 10% increase in the underlying LIBOR would raise the rate to 2.53%, resulting in additional annual interest expense of approximately $10,000, net of tax.
As of December 31, 2016, we maintained a non-U.S. dollar denominated working capital balance of R$11.5 million ($3.5 million). An adverse change of 10% in the underlying foreign currency exchange rate would reduce our working capital balance by $0.3 million. As of December 31, 2016, we maintained a non-U.S. dollar denominated working capital balance of COP$718.7 million ($0.2 million). An adverse change of 10% in the underlying foreign currency exchange rate would reduce our working capital balance by less than $0.1 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and related notes required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page 61 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under Securities Exchange Commission (“SEC”) rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2016 solely because of the existence of the material weakness in our internal control over financial reporting described below under “Management’s Report on Internal Control Over Financial Reporting.”

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).
Management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2016 based on the updated framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation surrounding our financial controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and a conclusion on this evaluation. There are inherent limitations in the effectiveness of any system of internal control over financial reporting - including the possibility of the circumvention or overriding of controls.
Based on management’s evaluation, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016, because we did not have effective controls over the existence and proper classification of property and equipment in order to prevent or detect a material misstatement.
Material Weakness in Internal Control Over Financial Reporting
In connection with its evaluation of the internal control over financial reporting management identified the following deficiencies which collectively represent a material weakness in internal controls over financial reporting as of December 31, 2016:

•
Review controls over accounting policies for the classification of property and equipment were not sufficiently designed to ensure compliance with GAAP, specifically related to the classification of certain parts that are used to service helicopters undergoing maintenance as property and equipment or inventory;

•	Our review controls were not designed or operating effectively to ensure proper classification of property and equipment additions; and

•	Our internal controls were not designed to properly reconcile physical counts of property and equipment to our underlying accounting records.
While these issues did not individually or collectively result in a material misstatement on our consolidated financial statements, they did collectively represent a material weakness in internal control over financial reporting as of December 31, 2016 and resulted in the correction of errors in our fourth quarter 2016 financial results. See Note 15 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Remediation Process
In order to remediate this material weakness in internal control, management is in the process of implementing additional controls, including a more detailed property and equipment capitalization policy, training and educating the applicable accounting and operational employees on the new policy, implementing improved controls over the classification and recording of property and equipment and implementing improved reconciliation controls. Specifically, these measures will include: (i) further detailing, formalizing and documenting the procedures surrounding the classification of property and equipment in order to ensure consistent application of our policies; (ii) expanding management’s review of the related classification process; and (iii) expanding, formalizing and documenting additional analysis to be performed on our fixed asset register, including monthly, quarterly and annual reconciliations of the register. While we believe the remediation measures described above will remediate this material weakness going forward, the implementation of these controls is ongoing, and as we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address this material weakness or determine to modify the remediation steps described above.
We currently do not have an expected timetable for the execution and completion of the remediation but believe the remediation measures will strengthen our internal control over financial reporting and remediate the material weakness identified.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2016, there were no changes in our internal control over financial reporting other than the material weakness identified above. Subsequent to December 31, 2016, we implemented the changes noted under “Remediation Process” above in order to address the material weakness identified in our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our 2017 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2016 and which is incorporated herein by reference. Information about our executive officers can be found after Item 4 in Part I of this Annual Report on Form 10-K

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be presented in our 2017 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2016 and which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our 2017 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2016 and which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our 2017 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2016 and which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be presented in our 2017 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2016 and which is incorporated herein by reference.

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
Amendment No. 1, dated September 15, 2016, to the Era Group Inc. 2013 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 filed with the SEC on November 2, 2016 (File No. 001-35701)).

10.13	*
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

10.14	*
Amendment No. 1, dated May 18, 2015 to the Amended and Restated Credit Agreement dated March 31, 2014 by and among Era Group Inc. and its subsidiaries a security party thereto, Suntrust Bank, as Administrative Agent, and the lenders signatories thereto (incorporated herein by reference to Exhibit 10.13 of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015 filed with the SEC on February 29, 2016 (File No. 001-35701).

10.15	*
Amendment No. 2, dated March 4, 2016 to the Amended and Restated Credit Agreement dated March 31, 2014 by and among Era Group Inc. and its subsidiaries a security party thereto, Suntrust Bank, as Administrative Agent, and the lenders signatories thereto (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 1, 2016 (File No. 001-35701).

10.16	*
Amendment No. 3, dated October 27, 2016 to the Amended and Restated Credit Agreement dated March 31, 2014 by and among Era Group Inc. and its subsidiaries a security party thereto, Suntrust Bank, as Administrative Agent, and the lenders signatories thereto (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 1, 2016 (File No. 001-35701).

10.17	* +
Era Group Inc. Senior Executive Severance Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 5, 2015 (File No. 001-35701).

10.18	* +	Christopher Bradshaw Letter Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2015 (File No. 001-35701).
10.19	* +	Shefali Shah Letter Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2015 (File No. 001-35701).
10.20	* +	Andrew Puhala Letter Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2015 (File No. 001-35701).
10.21	* +	Stuart Stavley Letter Agreement (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2015 (File No. 001-35701).
10.22	* +	Paul White Letter Agreement (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2015 (File No. 001-35701).
10.23	*
Promissory note for a $5,933,188 secured note between Era Helicopters, LLC, U.S. Bank Equipment Finance, a division of U.S. Bank National Association (incorporated herein by reference to Exhibit 10.21 of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015 filed with the SEC on February 29, 2016 (File No. 001-35701).

10.24	*
Promissory note for a $19,035,000 secured note between Era Helicopters, LLC, U.S. Bank Equipment Finance, a division of U.S. Bank National Association (incorporated herein by reference to Exhibit 10.22 of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015 filed with the SEC on February 29, 2016 (File No. 001-35701).

10.25	* +
Form of Time-based Restricted Stock Agreement pursuant to the Era Group Inc. 2012 Share Incentive Plan (incorporated herein by reference to Exhibit 10.23 of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015 filed with the SEC on February 29, 2016 (File No. 001-35701).

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

Era Group Inc.

	By:	/s/ Andrew L. Puhala
Andrew L. Puhala, Senior Vice President, Chief Financial Officer

	Date:	March 8, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title		Date

/s/ Christopher S. Bradshaw	President, Chief Executive Officer and Director		March 8, 2017
Christopher S. Bradshaw	(Principal Executive Officer)

/s/ Andrew L. Puhala	Senior Vice President, Chief Financial Officer		March 8, 2017
Andrew L. Puhala	(Principal Financial Officer)

/s/ Jennifer D. Whalen	Vice President and Chief Accounting Officer		March 8, 2017
Jennifer D. Whalen	(Principal Accounting Officer)

/s/ Charles Fabrikant	Chairman of the Board and Director		March 8, 2017
Charles Fabrikant

/s/ Blaine V. Fogg	Director		March 8, 2017
Blaine V. Fogg

/s/ Steven Webster	Director		March 8, 2017
Steven Webster

/s/ Ann Fairbanks	Director		March 8, 2017
Ann Fairbanks

/s/ Christopher P. Papouras	Director		March 8, 2017
Christopher P. Papouras

/s/ Yueping Sun	Director		March 8, 2017
Yueping Sun

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Era Group Inc.
We have audited the accompanying consolidated balance sheets of Era Group Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2016 and 2015 consolidated financial statements of Dart Holding Company Ltd., a corporation in which the Company has a 50% interest. In the consolidated financial statements, the Company’s investment in and advances to Dart Holding Company Ltd. is stated at $24.8 million and $23.9 million as of December 31, 2016 and 2015, respectively, and the Company’s equity in the net income (loss) of Dart Holding Company Ltd. is stated at $1.3 million and ($1.6 million) for the two years in the period ended December 31, 2016. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Dart Holding Company Ltd., is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Era Group Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Houston, Texas
March 8, 2017

KPMG LLP    Telephone     (514) 840-2100
600 de Maisonneuve Blvd. West    Fax    (514) 840-2187
Suite 1500, Tour KPMG    Internet    www.kpmg.ca
Montréal (Québec) H3A 0A3
Canada

INDEPENDENT AUDITORS’ REPORT OF REGISTERED
PUBLIC ACCOUNTING FIRM
To the Directors of Dart Holding Company Ltd.
We have audited the accompanying consolidated balance sheets of Dart Holding Company Ltd. as of December 31, 2016 and 2015, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
Auditors’ Responsibility
We conducted our audit in accordance with Canadian generally accepted auditing standards and in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

KPMG LLP is a Canadian limited liability partnership and a member firm of the KPMG network of independent member firms affiliated with KPMG International Cooperative
("KPMG International"), a Swiss entity.
KPMG Canada provides services to KPMG LLP.

Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dart Holding Company Ltd. as of December 31, 2016 and 2015, and its consolidated results of operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chartered Professional Accountants,
Licensed Public Accountants
February 27, 2017
Montréal, Canada

ERA GROUP INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents (including $1,448 and $3,192 from VIEs in 2016 and 2015, respectively)	$26,950	$14,370
Receivables:
Trade, net of allowance for doubtful accounts of $1,219 and $2,103 in 2016 and 2015, respectively (including $5,989 and $8,240 from VIEs in 2016 and 2015, respectively)	32,470	48,639
Tax receivables (including $3,448 and $0 from VIEs in 2016 and 2015, respectively)	3,461	6,085
Other (including $1,019 and $179 from VIEs in 2016 and 2015, respectively)	2,716	3,305
Inventories, net (including $46 and $2,240 from VIEs in 2016 and 2015, respectively)	25,417	27,994
Prepaid expenses (including $158 and $0 from VIEs in 2016 and 2015, respectively)	1,579	1,963
Escrow deposits	3,777	191
Total current assets	96,370	102,547
Property and equipment:
Helicopters	947,804	970,095
Machinery, equipment and spares (including $504 and $568 from VIEs in 2016 and 2015, respectively)	50,579	76,490
Construction in progress	88,971	60,333
Buildings and leasehold improvements (including $89 and $50 from VIEs in 2016 and 2015, respectively)	44,177	45,861
Furniture, fixtures, vehicles and other (including $251 and $112 from VIEs in 2016 and 2015, respectively)	22,497	23,130
Property and equipment, at cost	1,154,028	1,175,909
Accumulated depreciation (including $98 and $30 from VIEs in 2016 and 2015, respectively)	(332,219)	(316,693)
Property and equipment, net	821,809	859,216
Equity investments and advances	29,266	28,898
Intangible assets	1,137	1,158
Other assets (including $48 and $3,367 from VIEs in 2016 and 2015, respectively)	6,591	12,532
Total assets	$955,173	$1,004,351
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (including $1,788 and $1,709 from VIEs in 2016 and 2015, respectively)	$8,876	$12,000
Accrued wages and benefits (including $2,009 and $2,108 from VIEs in 2016 and 2015, respectively)	8,507	9,012
Accrued interest	529	562
Accrued income taxes	666	—
Current portion of long-term debt (including $615 and $1,632 from VIEs in 2016 and 2015, respectively)	2,139	3,386
Accrued other taxes (including $773 and $1,593 from VIEs in 2016 and 2015, respectively)	1,447	2,412
Accrued contingencies (including $1,237 and $2,358 from VIEs in 2016 and 2015, respectively)	1,237	2,358
Other current liabilities (including $8 and $450 from VIEs in 2016 and 2015, respectively)	2,222	2,300
Total current liabilities	25,623	32,030
Long-term debt (including $2,767 and $6,040 from VIEs in 2016 and 2015, respectively)	230,139	264,479
Deferred income taxes	225,472	229,848
Other liabilities	1,301	1,887
Total liabilities	482,535	528,244
Commitments and contingencies (see Note 12)
Redeemable noncontrolling interest	4,221	4,804
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,936,636 and 20,495,694 outstanding in 2016 and 2015, respectively, exclusive of treasury shares	211	207
Additional paid-in capital	438,489	433,175
Retained earnings	32,524	40,502
Treasury shares, at cost, 175,350 and 154,549 shares in 2016 and 2015, respectively	(2,899)	(2,673)
Accumulated other comprehensive income, net of tax	92	92
Total equity	468,417	471,303
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$955,173	$1,004,351

The accompanying notes are an integral part of these consolidated financial statements.

ERA GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Operating revenues	$247,228	$281,837	$331,222
Costs and expenses:
Operating	169,863	171,481	204,373
Administrative and general	36,206	42,812	43,987
Depreciation and amortization	49,315	47,337	46,312
Total costs and expenses	255,384	261,630	294,672
Gains on asset dispositions	4,787	5,953	6,101
Goodwill impairment	—	(1,866)	—
Operating income (loss)	(3,369)	24,294	42,651
Other income (expense):
Interest income	741	1,191	540
Interest expense	(17,325)	(13,526)	(14,778)
Derivative losses, net	—	(18)	(944)
Foreign currency gains (losses), net	7	(2,590)	(2,377)
Gain on debt extinguishment	518	1,617	—
Gain on sale of FBO	—	12,946	—
Note receivable impairment	—	—	(2,457)
Other, net	69	45	(4)
Total other income (expense)	(15,990)	(335)	(20,020)
Income (loss) before income tax expense and equity earnings	(19,359)	23,959	22,631
Income tax expense (benefit):
Current	1,235	(83)	1,235
Deferred	(4,592)	14,200	7,050
Total income tax expense (benefit)	(3,357)	14,117	8,285
Income (loss) before equity earnings	(16,002)	9,842	14,346
Equity earnings (losses), net of tax	1,092	(1,943)	2,675
Net income (loss)	(14,910)	7,899	17,021
Net loss attributable to noncontrolling interest in subsidiaries	6,932	806	96
Net income (loss) attributable to Era Group Inc.	$(7,978)	$8,705	$17,117

Earnings (loss) per common share:
Basic	$(0.39)	$0.42	$0.84
Diluted	$(0.39)	$0.42	$0.84

Weighted average common shares outstanding:
Basic	20,350,066	20,228,370	20,073,378
Diluted	20,350,066	20,270,756	20,139,581

The accompanying notes are an integral part of these consolidated financial statements.

ERA GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$(14,910)	$7,899	$17,021
Other comprehensive loss:
Foreign currency translation adjustments	—	(4)	(123)
Income tax benefit	—	1	42
Total other comprehensive loss	—	(3)	(81)
Comprehensive income (loss)	(14,910)	7,896	16,940
Comprehensive loss attributable to noncontrolling interest in subsidiaries	6,932	806	96
Comprehensive income (loss) attributable to Era Group Inc.	$(7,978)	$8,702	$17,036

The accompanying notes are an integral part of these consolidated financial statements.

ERA GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

		Era Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-in Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total Equity
December 31, 2013	—	202	421,310	14,680	(113)	176	(194)	436,061
Issuance of common stock:
Restricted stock grants	—	2	(2)	—	—	—	—	—
Exercise of stock options	—	—	320	—	—	—	—	320
Employee Stock Purchase Plan	—	—	1,138	—	—	—	—	1,138
Tax benefit from share award plans	—	—	313	—	—	—	—	313
Share award amortization	—	—	5,769	—	—	—	—	5,769
Cancellation of restricted stock	—	—	261	—	(438)	—	—	(177)
Net income (loss)	—	—	—	17,117	—	—	(96)	17,021
Currency translation adjustments, net of tax	—	—	—	—	—	(81)	—	(81)
December 31, 2014	—	204	429,109	31,797	(551)	95	(290)	460,364
Issuance of common stock:
Restricted stock grants	—	2	(2)	—	—	—	—	—
Employee Stock Purchase Plan	—	1	1,095	—	—	—	—	1,096
Tax benefit from share award plans	—	—	(127)	—	—	—	—	(127)
Share award amortization	—	—	3,723	—	—	—	—	3,723
Cancellation of restricted stock	—	—	43	—	(43)	—	—	—
Purchase of treasury shares	—	—	—	—	(2,079)	—	—	(2,079)
Acquisition of subsidiary with noncontrolling interest	5,234	—	(666)	—	—	—	666	—
Net income (loss)	(430)	—	—	8,705	—	—	(376)	8,329
Currency translation adjustments, net of tax	—	—	—	—	—	(3)	—	(3)
December 31, 2015	4,804	207	433,175	40,502	(2,673)	92	—	471,303
Issuance of common stock:
Restricted stock grants	—	3	(3)	—	—	—	—	—
Employee Stock Purchase Plan	—	1	835	—	—	—	—	836
Tax deficit from share award plans	—	—	(216)	—	—	—	—	(216)
Share award amortization	—	—	4,633	—	—	—	—	4,633
Cancellation of restricted stock	—	—	65	—	(65)	—	—	—
Purchase of treasury shares	—	—	—	—	(161)	—	—	(161)
Net income (loss)	(583)	—	—	(14,327)	—	—	—	(14,327)
Contribution of capital from joint venture partner	6,349	—	—	—	—	—	—	—
Adjustment to carrying value of redeemable noncontrolling interest	(6,349)	—	—	6,349	—	—	—	6,349
December 31, 2016	$4,221	$211	$438,489	$32,524	$(2,899)	$92	$—	$468,417

The accompanying notes are an integral part of these consolidated financial statements

ERA GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(14,910)	$7,899	$17,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,315	47,337	46,312
Share-based compensation	4,633	3,723	5,769
Bad debt expense, net	441	1,058	215
Gains on asset dispositions, net	(4,787)	(5,953)	(6,101)
Debt discount amortization	189	246	251
Amortization of deferred financing costs	1,486	1,025	931
Derivative losses, net	—	18	944
Foreign currency gains (losses), net	(96)	3,030	1,089
Cash settlements on derivative transactions, net	—	(356)	(471)
Gains on debt extinguishment	(518)	(1,617)	—
Gain on sale of FBO	—	(12,946)	—
Goodwill impairment	—	1,866	—
Note receivable impairment	—	—	2,457
Deferred income tax expense	(4,592)	14,200	7,050
Equity losses (earnings), net of tax	(1,092)	1,943	(1,157)
Gain on sale of interest in equity investees	—	—	(1,518)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	13,516	(9,079)	6,228
Decrease in prepaid expenses and other assets	9,058	6,328	802
Increase (decrease) in accounts payable, accrued expenses and other liabilities	5,861	(14,266)	(1,536)
Net cash provided by operating activities	58,504	44,456	78,286
Cash flows from investing activities:
Purchases of property and equipment	(39,200)	(60,050)	(106,732)
Proceeds from disposition of property and equipment	28,609	25,328	7,051
Cash settlements on forward contracts, net	—	(1,103)	(1,545)
Return of helicopter deposits	544	—	—
Business acquisitions, net of cash acquired	—	(1,747)	—
Investments in and advances to equity investees	—	(36)	(125)
Proceeds from sale of FBO	—	14,252	—
Proceeds from sale of interest in equity investees	—	—	6,381
Principal payments on notes due from equity investees	723	688	638
Principal payments on third party notes receivable	208	52	460
Escrow deposits	(3,658)	(191)	—
Net cash used in investing activities	(12,774)	(22,807)	(93,872)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	12,000	60,000	30,000
Long-term debt issuance costs	(886)	(71)	(2,446)
Payments on long-term debt	(40,444)	(57,925)	(2,885)
Extinguishment of long-term debt	(4,331)	(46,920)	—
Proceeds and tax benefits from share award plans	836	1,096	1,458
Tax expense on vested restricted stock	—	(127)	—
Purchase of treasury shares	(161)	(2,079)	—
Net cash provided by (used in) financing activities	(32,986)	(46,026)	26,127
Effects of exchange rate changes on cash and cash equivalents	(164)	(2,120)	(1,009)
Net increase (decrease) in cash and cash equivalents	12,580	(26,497)	9,532
Cash and cash equivalents, beginning of year	14,370	40,867	31,335
Cash and cash equivalents, end of year	$26,950	$14,370	$40,867

The accompanying notes are an integral part of these consolidated financial statements.

ERA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES
Nature of Operations. Era Group Inc. (“Era Group”) and its consolidated subsidiaries (collectively referred to as the “Company”) is one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the United States (“U.S.”), which is its primary area of operation. The Company is primarily engaged in transportation services to the offshore oil and gas exploration, development and production industry. Its major customers are international, independent and major integrated oil and gas companies and U.S. government agencies. In addition to serving the oil and gas industry, the Company provides air medical services, utility services including support of firefighting activities, flightseeing tours in Alaska and emergency response search and rescue services. The Company operates a Federal Aviation Administration (“FAA”) approved maintenance repair station in Lake Charles, Louisiana. The Company has an interest in Dart Holding Company Ltd. (“Dart”), a sales and manufacturing organization based in Canada that engineers, manufactures and distributes after-market helicopter parts and accessories, and has an interest in a training center based in Lake Charles, Louisiana that provides instruction, flight simulator and other training services.
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
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, among other items, those related to allowance for doubtful accounts, useful lives of property and equipment, inventories, income tax provisions, impairments, fair values used in purchase price allocations and certain accrued and contingent liabilities. Actual results could differ from those estimates and those differences may be material.
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
The Company charters the majority of its helicopters through master service agreements, subscription agreements, day-to-day charter arrangements, fixed-term noncancelable contracts and dry-leases. Master service agreements and subscription agreements typically require a fixed monthly fee plus incremental payments based on hours flown. These agreements have fixed terms ranging from one month to five years and generally may be canceled by providing 30-90 days’ notice. Day-to-day charter arrangements call for either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate with a minimum number of hours to be charged daily. Leases require a fixed monthly fee for the customer’s right to use the helicopter and, where applicable, a charge based on hours flown as compensation for any maintenance, parts, and/or personnel support that the Company may provide to the customer. Leases generally run from two to five years and may contain early cancellation provisions. Air medical services are provided under contracts with hospitals that typically include a fixed monthly and hourly rate structure. With respect to flightseeing operations, the Company allocates block space to cruise lines, and seats are sold directly to customers. The Company also operated a fixed base operation (“FBO”) at Ted Stevens Anchorage International Airport that sold fuel on an ad-hoc basis and leased storage space. The FBO was sold on May 1, 2015 (see Note 4).

As of September 30, 2015, deferred revenues included $42.1 million related to dry-lease revenues for certain helicopters leased by the Company to Aeróleo Taxi Aéreo S/A (“Aeróleo”), its Brazilian joint venture (see Note 5). The deferral originated from difficulties experienced by Aeróleo following one of its customer’s cancellation of certain contract awards for a number of AW139 medium helicopters under dry-lease from the Company. On October 1, 2015, the Company’s former partner in Aeróleo transfered its 50% economic and 80% voting interest to a third party, and, as a result of the new shareholders’ agreement, the Company began consolidating the results of Aeróleo in its consolidated financial statements due to Aeróleo’s status as a VIE and the Company’s status as the primary beneficiary. As a result, future collections on the previously deferred revenues will not be recorded as revenue. Instead, they will be recorded as a settlement of an intercompany receivable which is eliminated in consolidation.
Deferred revenues and related activity during the years ended December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Balance at beginning of period	$31,047	$24,243
Revenues deferred during period	32,531	32,142
Revenues recognized during period	(21,446)	(25,338)
Elimination due to consolidation	(42,132)	—
Balance at end of period	$—	$31,047
Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of overnight investments.
Trade Receivables. Customers are primarily international, independent and major integrated exploration, development and production companies, hospitals, international helicopter operators and U.S. government agencies. Customers are typically granted credit on a short-term basis, and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted. Allowance for doubtful accounts for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	2016	2015	2014
Balance at beginning of period	$2,103	$1,955	$3,101
Additional allowances charged to expense	441	1,058	254
Additional allowance due to consolidation	—	577	—
Recovery of previously reserved accounts	(1,086)	(124)	(1,324)
Write-offs	(474)	(1,354)	(76)
Foreign currency adjustments	235	(9)	—
Balance at end of period	$1,219	$2,103	$1,955
Derivative Instruments. The Company accounts for derivative positions at fair value in the accompanying consolidated balance sheets. Unrealized gains and losses on derivatives not designated as hedges are reported in the accompanying consolidated statements of operations as derivative losses, net.
Concentrations of Credit Risk. The Company is exposed to concentrations of credit risk relating to its receivables due from customers in the industries described above. The Company does not generally require collateral or other security to support its outstanding receivables. The Company minimizes its credit risk relating to receivables by performing ongoing credit evaluations. The Company is also exposed to concentrations of credit risk associated with cash and cash equivalents. The Company minimizes its credit risk relating to these positions by monitoring the financial condition of the financial institutions and counterparties involved and by primarily conducting business with large, well-established financial institutions and diversifying its counterparties. The Company’s two largest customers comprised 46% and 43% of net trade receivables as of December 31, 2016 and 2015, respectively.
Inventories. Inventories are stated at the lower of average cost or market value and consist primarily of spare parts and fuel. The Company establishes an allowance to accrue for the retirement of the cost of spare parts expected to be on hand at the end of a fleet’s life over the service lives of the related equipment, taking into account the estimated salvage value of the parts. The following table is a roll forward of the allowance related to obsolete and excess inventory for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Balance at beginning of period	$4,821	$5,091	$5,169
Increases (decreases) to allowance	(809)	(270)	(78)
Balance at end of period	$4,012	$4,821	$5,091
Property and Equipment. Property and equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to helicopters, the estimated useful life is typically based upon a newly built asset being placed into service and represents the point at which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older assets that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life. The Company reviews the estimated useful lives and salvage values of its property and equipment on an ongoing basis for any changes in estimates. There were no such changes during the years ended December 31, 2016, 2015 and 2014.
As of December 31, 2016, the estimated useful life (in years) of the Company’s categories of new property and equipment was as follows:

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
The Company engages a number of third-party vendors to maintain the engines and certain components on some of its helicopter models under programs known as power-by-hour (“PBH”) maintenance contracts. These programs require the Company to pay for the maintenance service ratably over the contract period, typically based on actual flight hours. PBH providers generally bill monthly based on hours flown in the prior month, and the costs are expensed as incurred. In the event the Company places a helicopter in a program after a maintenance period has begun, it may be necessary to pay an initial buy-in charge based on hours flown since the previous maintenance event. The buy-in charge is normally recorded as a prepaid expense and amortized as an operating expense over the remaining PBH contract period. If a helicopter is sold or otherwise removed from a program before the scheduled maintenance work is carried out, the Company may be able to recover part of its payments to the PBH provider, in which case the Company records a reduction to operating expense.
The Company also incurs repairs and maintenance expense through vendor arrangements whereby the Company obtains repair quotes and authorizes service through a repair order process.  Under these arrangements, the Company records the repairs and maintenance cost as the work is completed.  As a result, the timing of repairs and maintenance may result in operating expenses varying substantially when compared with a prior year or prior quarter if a disproportionate number of repairs, refurbishments or overhauls for components not covered under PBH arrangements are performed during a period.
Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. The Company capitalized interest of less than $0.1 million, $6.1 million and $4.7 million during the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, construction in progress, which is a component of property and equipment, included capitalized interest of $4.5 million and $4.7 million, respectively.
Impairment of Long-Lived Assets. The Company performs an impairment analysis on long-lived assets used in operations when indicators of impairment are present. The Company’s helicopters are evaluated for impairment on an aggregate basis. If the carrying value of the assets is not recoverable, as determined by the estimated undiscounted cash flows, the carrying value of the assets is reduced to fair value. Generally, fair value is determined using valuation techniques, such as expected discounted cash flows or appraisals, as appropriate. For the years ended December 31, 2016, 2015 and 2014, the Company recognized no impairment charges.
Impairment of Equity Investees. The Company performs regular reviews of each investee’s financial condition, the business outlook for its products and services, and its present and projected results and cash flows. When an investee has experienced consistent declines in financial performance or difficulties in raising capital to continue operations, and when the Company expects the decline to be other-than-temporary, the investment is written down to fair value. Actual results may vary from estimates due to the uncertainty regarding the projected financial performance of investees, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investees in which the Company has investments. For the years ended December 31, 2016, 2015 and 2014, the Company did not recognize any impairment charges.
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
On December 31, 2015, the Company performed an interim impairment test after noting several events and circumstances that led to the determination that it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying value, including a decline in the price of crude oil and the Company’s stock price and a prolonged downturn in the oil and gas market. The Company recorded a goodwill impairment of $1.9 million for the year ended December 31, 2015 to write down the entire goodwill balance. The Company’s estimate included the use of significant unobservable inputs, representative of Level 3 measurements, including the assumptions related to future performance as described in the preceding paragraph. The Company did not have any goodwill during the year ended December 31, 2016, and the Company did not recognize any goodwill impairments during the year ended December 31, 2014.
Intangible Assets. Intangible assets with indefinite lives are recorded during purchase price accounting in a business combination. The Company performs an annual impairment test of indefinite lived intangible assets and interim tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value to the book value. To determine its fair value, the Company uses a discounted future cash flow approach that uses estimates including, among others, projected utilization of our fleet and contract rates. These estimates are reviewed each time the Company tests indefinite lived assets for impairment. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. Intangible assets with finite useful lives are amortized over their respective estimated useful lives. As of December 31, 2016, the Company had indefinite lived intangible assets of $1.1 million and intangible assets with finite lives of $0.1 million.
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
Deferred Financing Costs. Deferred financing costs incurred in connection with the issuance of debt are amortized over the life of the related debt using the effective interest rate method for term loans and straight line method for revolving credit facilities. Amortization expense for deferred financing costs totaled $1.5 million, $1.0 million and $0.9 million during the years ended December 31, 2016, 2015 and 2014, respectively, including the write-off of $0.5 million of debt issuance costs in connection with an amendment to the Company’s amended and restated senior secured revolving credit facility (the “Revolving Credit Facility”). Such amortization expense is included in interest expense in the consolidated statements of operations.
Income Taxes. Era Group and its majority-owned U.S. subsidiaries file a consolidated U.S. federal tax return. Era Group’s foreign consolidated subsidiaries each file tax returns in their applicable jurisdictions. Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the book and tax basis differences of assets and liabilities reported in the accompanying consolidated financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which they are expected to be settled or realized. Interest and penalties relating to uncertain tax positions are recognized in interest expense and administrative and general expense, respectively, in the accompanying consolidated statements of operations. The Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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
Savings Plan. The Company provides a defined contribution plan (the “Savings Plan”) for its eligible U.S.-based employees. The Savings Plan provides for qualified, non-elective Company contributions in an amount equal to 3% of each employee’s eligible pay plus an amount equal to 100% of an employee’s first 3% of wages invested in the Savings Plan and immediate and full vesting in the Company’s contributions. The Savings Plan is subject to annual review by the Board of Directors of Era Group. The Company’s Savings Plan costs were $2.8 million, $3.2 million and $3.6 million, respectively for the years ended December 31, 2016, 2015 and 2014.
Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 - Revenue From Contracts With Customers, which will base revenue recognition on the contract between a vendor and customer and will require reporting entities to allocate the transaction price to various performance obligations in a contract and recognize revenues when those performance obligations are satisfied. In March 2016, the FASB issued ASU 2016-08 - Revenue from Contracts With Customers, in April 2016, the FASB issued ASU 2016-10 - Revenue from Contracts With Customers, and in May 2016, the FASB issued ASU 2016-12 - Revenue from Contracts With Customers, all of which provide guidance on the application of certain principles in ASU 2014-09. Each of ASU 2014-09, 2016-08, 2016-10 and 2016-12 will be effective for annual reporting periods beginning after December 15, 2017 and any interim periods within that period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 and any interim periods within that period. The Company intends to adopt each of ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 in 2018 using the modified retrospective application and is still evaluating the potential impact of such adoption on its consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15 - Presentation of Financial Statements - Going Concern, which modifies existing guidance on when and how to disclose going-concern uncertainties in the financial statements and requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within a year of the date the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter, and early adoption is permitted. The Company has adopted ASU 2014-15, and such adoption did not have an impact on its consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-03 - Interest - Imputation of Interest, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct reduction of the carrying amount of that liability. The recognition and measurement guidance for debt issuance costs is not affected by this ASU. In September 2015, the FASB issued ASU 2015-15 - Interest - Imputation of Interest, which amends ASU 2015-03 to allow issuers to continue to recognize debt issuance costs related to line-of-credit arrangements as an asset and amortize that asset over the term of the credit agreement. The Company adopted ASU 2015-03 and ASU 2015-15 effective on January 1, 2016. As of December 31, 2016 and 2015, the Company had debt issuance costs of $2.4 million and $2.7 million, respectively, exclusive of debt issuance costs associated with its Revolving Credit Facility. The adoption of ASU 2015-03 and ASU 2015-15 reduced other assets and long-term debt by these amounts for both condensed consolidated balance sheets presented.
In July 2015, the FASB issued ASU 2015-11 - Inventory, which is intended to simplify the way reporting entities account for inventory by requiring it to be valued at the lower of cost and net realizable value unless that entity uses the last-in, first-out or the retail inventory valuation method. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016 and any interim periods within that period, and early adoption is permitted as of the beginning of an interim or annual reporting period. The Company has not adopted ASU 2015-11 and believes such adoption will not have a material impact on its consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13 - Financial Instruments - Credit Losses, which amends the guidance for recording credit losses related to financial assets and net investments in leases by allowing issuers to recognize expected losses prior to meeting the threshhold of probable. ASU 2016-13 will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within that period. Early adoption is permitted for annual reporting periods beginning after December 15, 2018, including interim periods within that period. The Company is still evaluating the potential impact of the adoption of ASU 2016-13 on its consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-01 - Business Combinations: Clarifying the Definition of a Business, which narrows the reach of the definition of a business to exclude transactions that are more akin to asset acquisitions or dispositions. ASU 2017-01 will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that period. Early adoption is permitted provided that any transactions affected by the adoption have not been previously disclosed under current GAAP. The Company has not adopted ASU 2017-01 and believes such adoption will not have a material impact on its consolidated financial statements.

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
The estimated fair value of the Company’s other financial assets and liabilities as of December 31, 2016 and 2015 were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2016
LIABILITIES
Long-term debt, including current portion	$232,278	$—	$221,808	$—
December 31, 2015
LIABILITIES
Long-term debt, including current portion	$267,865	$—	$244,706	$—
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
During 2011, the Company entered into two interest rate swap agreements calling for the Company to pay fixed interest rates of 1.29% and 1.76% on an aggregate notional value equal to the balance of its promissory notes (see Note 8) and receive a variable interest rate based on the London Interbank Offered Rate (“LIBOR”) on these notional values. The interest rate swaps matured in December 2015 and were not renewed. The Company recognized gains of less than $0.1 million and $0.3 million on these derivative instruments for the year ended December 31, 2015 and 2014, respectively, which are included in derivative losses, net on its consolidated statements of operations.
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
The Company entered into forward contracts during 2014 to mitigate its exposure to exchange rate fluctuations on euro-denominated helicopter purchase commitments. The Company did not designate these contracts as hedges for accounting purposes, and the contracts were settled in 2015. The Company recorded a loss of $0.3 million on these derivative instruments during the year ended December 31, 2015. These losses are recorded in foreign currency gains (losses), net, in the consolidated statements of operations. The Company recorded an unrealized loss of $0.8 million on these derivative instruments during the year ended December 31, 2014. These losses are recorded in derivative losses, net, in the consolidated statements of operations. The Company had no open forward contracts as of December 31, 2016.

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
The consolidated statements of operations for the years ended December 31, 2016 and 2015, include operating revenues of $29.3 million and $13.4 million, respectively, and net loss of $4.4 million and $1.5 million, respectively, as a result of the consolidation of Aeróleo including the effects of intercompany eliminations beginning with the date of consolidation. The table below represents the Company’s pro forma results of operations assuming the consolidation of Aeróleo took place on January 1, 2015 (unaudited, in thousands):

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
FBO. On May 1, 2015, the Company sold its FBO business at Ted Stevens Anchorage International Airport to Piedmont Hawthorne Aviation, LLC. Pursuant to a membership interests purchase agreement, Piedmont Hawthorne Aviation, LLC acquired 100% of Era Group’s wholly-owned subsidiary, Era FBO LLC, for cash proceeds of $14.3 million. The Company recognized a pre-tax gain of $12.9 million on the sale.
Capital Expenditures. The Company’s capital expenditures were $39.2 million, $60.1 million and $106.7 million in 2016, 2015 and 2014, respectively, and consisted primarily of helicopter acquisitions and deposits on future helicopter deliveries, spare helicopter parts, equipment and building improvements. The Company records helicopter acquisitions in property and equipment and places helicopters in service once completion work has been finalized and the helicopters are ready for use. The Company sold or otherwise disposed of property and equipment for cash proceeds of $28.6 million, $25.3 million and $7.1 million in 2016, 2015 and 2014, respectively. A summary of changes to our owned helicopter fleet during the years ended December 31, 2016, 2015 and 2014 were as follows:

Equipment Additions	2016	2015	2014
	(1)	(2)
Light helicopters - single engine	—	1	—
Light helicopters - twin engine	—	3	—
Medium helicopters	—	—	4
Heavy helicopters	2	4	—
	2	8	4

_______________

(1)	Includes two heavy helicopters that were not yet placed in service as of December 31, 2016.

(2)	Includes three light-twin helicopters and one single engine helicopter acquired in connection with the acquisition of Hauser.

Equipment Dispositions	2016	2015	2014
		(1)
Light helicopters - single engine	2	10	—
Light helicopters - twin engine	1	3	—
Medium helicopters	6	7	3
Heavy helicopters	—	—	—
	9	20	3
_______________

(1)	Includes two single engine helicopters disposed in sales-type leases.

5.	VARIABLE INTEREST ENTITIES AND EQUITY INVESTMENTS AND ADVANCES
Equity investments and advances as of December 31, 2016 and 2015 were as follows (in thousands):

	Ownership	2016	2015
Dart	50%	$24,782	$23,892
Era Training Center	50%	4,484	4,996
Heli-Union Era Australia	47%	—	10
		$29,266	$28,898
The Company owns a 50% interest in Aeróleo, which is a VIE. Pursuant to a new shareholders’ agreement entered into on October 1, 2015 (see Note 4), the Company is the primary beneficiary, and Aeróleo is now a consolidated entity. The Company also owned a 50% interest in Era do Brazil, a VIE, prior to October 1, 2015. As the primary beneficiary, the Company has been consolidating this entity since September 30, 2012. On October 1, 2015, the Company acquired the remaining 50% interest, and Era do Brazil is now a wholly-owned subsidiary.
Combined Condensed Financial Statements
Summarized financial information for the Company’s equity investments and advances in Dart as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 was as follows (in thousands):

	2016	2015
Current assets	$28,442	$22,567
Non-current assets	29,475	30,716
Current liabilities	6,737	4,225
Non-current liabilities	8,315	8,850

	2016	2015	2014
Operating revenues	$40,930	$33,190	$40,174
Costs and expenses:
Operating and administrative	32,878	32,869	31,755
Depreciation and amortization	3,161	4,224	4,129
Total costs and expenses	36,039	37,093	35,884
Operating income	$4,891	$(3,903)	$4,290
Net income	$2,657	$(3,150)	$2,172

Summarized financial information for the Company’s equity investments and advances in all other investees as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 was as follows (in thousands):

	2016	2015
Current assets	$535	$703
Non-current assets	4,641	5,159
Current liabilities	653	597
Non-current liabilities	3,652	3,984

	2016	2015	2014
Operating revenues	$694	$622	$2,737
Costs and expenses:
Operating and administrative	338	685	750
Depreciation and amortization	519	740	2,370
Total costs and expenses	857	1,425	3,120
Operating income	$(163)	$(803)	$(383)
Net income (loss)	$(409)	$(1,064)	$(749)
As of December 31, 2016 and 2015, cumulative undistributed net earnings of equity investees included in the Company’s consolidated retained earnings were $1.1 million and $0.1 million, respectively.
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
As a result of liquidity issues related to the contract suspensions by one of Aeróleo’s customers, Petroleo Brasileiro S.A. (“Petrobras”), Aeróleo is unable to adequately finance its activities without additional financial support, making it a VIE. Prior to October 1, 2015, the Company determined it was not the primary beneficiary as its 20% voting interest did not allow it to direct the activities that most significantly affect Aeróleo’s economic performance. As a result of the new shareholders agreement following the partner’s transfer of interests, the Company determined that it now has control over the activities that most significantly affect Aeróleo’s economic performance and is the VIE’s primary beneficiary. Accordingly, Aeróleo’s results are consolidated in the Company’s financial statements beginning on October 1, 2015.
For the years ended December 31, 2015 and 2014, the Company recognized $21.4 million and $16.7 million, respectively, of operating revenues from Aeróleo, and $42.1 million was outstanding as of September 30, 2015 (See Note 1).
The Company’s consolidated balance sheets at December 31, 2016 and 2015, include assets of Aeróleo totaling $12.9 million and $17.9 million, respectively. The distribution of these assets to Era Group and its subsidiaries other than Aeróleo is subject to restrictions. In addition, the Company’s consolidated balance sheets include liabilities of $9.2 million and $15.9 million, respectively. The creditors for such liabilities do not have recourse to Era Group or its subsidiaries other than Aeróleo.
Era do Brazil. On July 1, 2011, the Company and its partner each contributed $4.8 million in cash to Era do Brazil, a 50-50 joint venture. Era do Brazil is a highly leveraged entity with all its outstanding debt due to the Company, which made it a VIE.  As the primary beneficiary, the Company consolidated Era do Brazil in its financial statements effective September 30, 2012. In connection with the Aeróleo transaction on October 1, 2015, the Company acquired, for nominal consideration, the remaining 50% ownership interest in Era do Brazil making it a wholly-owned subsidiary.
Joint Ventures
Dart. Era DHS LLC, a wholly owned subsidiary of the Company, acquired 49% of the capital stock of Dart Helicopter Services LLC (“Dart Helicopters”), a sales, marketing and parts manufacturing organization based in North America that engineers and manufactures after-market parts and equipment for sale to helicopter manufacturers and operators. During 2009, the Company provided a $0.3 million loan to Dart Helicopters with a maturity of June 2012 at an annual interest rate of 5.0%, which was payable quarterly with principal due at maturity. On February 28, 2011, the Company made an additional investment of $5.0 million in Dart Helicopters, and on July 31, 2011, contributed its ownership in Dart Helicopters to Dart in exchange for a 50% economic and voting interest in Dart and a note receivable of $5.1 million. The note receivable had a balance of $3.2 million at December 31, 2016 and bears interest at a rate of 4.0% per annum, requires quarterly principal and interest payments and matures on July 31, 2023. During the years ended December 31, 2016, 2015 and 2014, the Company purchased $1.9 million, $2.1 million and $3.6 million, respectively, of products from Dart.
Era Training Center. Era Training Center LLC (“Era Training Center”) operates flight training devices and provides training services to the Company and third-party customers. During the years ended December 31, 2016, 2015 and 2014, the Company provided helicopter, management and other services to the joint venture totaling $0.2 million, $0.4 million and $0.4 million, respectively, and incurred $0.6 million, $0.5 million and $0.7 million, respectively, for simulator fees. Era Training Center has a $4.0 million note with the Company secured by two flight simulators which bears interest at 6.0% per annum and requires quarterly payments of $0.1 million until January 2026.
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
From time to time, the Company enters into Qualified Exchange Accommodation Agreements with a third party to meet the like-kind exchange requirements of Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”) and the provisions of Revenue Procedure 2000-37. In accordance with these provisions, the Company is permitted to deposit proceeds from the sale of assets into escrow accounts for the purpose of acquiring other assets and qualifying for the temporary deferral of taxable gains realized. Consequently, the Company establishes escrow accounts with financial institutions for the deposit of funds received on sale of equipment, which were designated for replacement property within a specified period of time. As of December 31, 2016 and 2015, the Company had $3.8 million and $0, respectively, deposited in like-kind exchange escrow accounts.
During the year ended December 31, 2016, the Company sold two AW139 medium helicopters for total cash proceeds of $18.2 million, net of fees. The sale transactions were treated as tax-free like-kind exchanges, and the proceeds were deposited with a qualified intermediary to be held until a qualifying asset was delivered. The Company used $7.4 million of the proceeds to purchase a AW189 heavy helicopter in December 2016, which completed the first like-kind exchange transaction. The Company identified an asset for the second like-kind exchange transaction and withdrew $7.0 million to make a progress payment on a S92 heavy helicopter in December 2016. The Company intends to complete the second like-kind exchange during the second quarter of 2017.
During the year ended December 31, 2015, the Company sold one EC135 light twin helicopter for cash proceeds of $2.8 million, net of fees. The sale proceeds were deposited with a qualified intermediary to be held until a qualifying asset was delivered, however the Company was unable to purchase a qualifying asset prior to the expiration of the 180-day period subsequent to the closing date of the sale. As a result, the proceeds of $2.8 million were returned to the Company, and the sale was treated as a taxable event. Also during 2015, the Company transferred title of one AW139 helicopter to Hauser in connection with its acquisition of Hauser (see Note 4). This transfer was also treated as a tax-free like-kind exchange whereby Hauser deposited $11.8 million into an escrow account with a qualified intermediary for the benefit of the Company. The Company used the proceeds to purchase a S92 heavy helicopter in December 2015.
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
For financial reporting purposes, income (loss) before income taxes and equity earnings for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	2016	2015	2014
U.S.	$(12,913)	$27,699	$22,631
Foreign	(6,446)	(3,740)	—
Total	$(19,359)	$23,959	$22,631
The components of income tax expense (benefit) for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands):

	2016	2015	2014
Current:
Federal	$17	$(70)	$—
State	5	63	15
Foreign	1,213	(76)	1,220
Total current	1,235	(83)	1,235
Deferred:
Federal	(5,060)	13,977	6,870
State	479	364	180
Foreign	(11)	(141)	—
Total deferred	(4,592)	14,200	7,050
Income tax expense	$(3,357)	$14,117	$8,285
The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the years ended December 31, 2016, 2015 and 2014:

Provision (benefit):	2016	2015	2014
Statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	18.5%	(0.1)%	0.8%
State valuation allowance	(21.0)%	1.8%	0.1%
Transfer of asset to Hauser	—%	4.0%	—%
Write-off of deferred tax asset upon consolidation of Aeróleo	—%	16.0%	—%
Foreign valuation allowance	(14.1)%	—%	—%
Other	(1.1)%	2.2%	0.7%
	17.3%	58.9%	36.6%
The components of net deferred income tax liabilities as of December 31, 2016 and 2015 were as follows (in thousands):

	2016	2015
Deferred tax liabilities:
Property and equipment	$242,977	$232,835
Buy-in on maintenance contracts	1,443	1,990
Other	—	1,692
Total deferred tax liabilities	244,420	236,517
Deferred tax assets:
Equipment leases	224	355
Tax loss carryforwards	34,674	18,964
Stock compensation	2,131	—
Reserves	1,452	—
Other	2,042	—
Valuation allowance	(21,575)	(12,650)
Total deferred tax assets	18,948	6,669
Net deferred tax liabilities	$225,472	$229,848
As of December 31, 2016 and 2015, the Company had federal net operating loss (“NOL”) carryforwards of $4.6 million and $0, respectively, state income tax NOL carryforwards of $355.2 million and $125.2 million, respectively, in various states and $40.9 million and $34.2 million, respectively, in foreign jurisdictions. The Company also had foreign tax credits in the amount of $0.6 million and $0 as of December 31, 2016 and 2015, respectively. The state NOL carryforwards will expire from 2024 to 2036, and the foreign NOL carryforwards have unlimited carryforward periods. Federal NOL carryforwards will expire in 2036. The foreign tax credits will expire in 2026.
After considering all available evidence in assessing the need for the valuation allowance, the Company believes that it is more likely than not the benefit from foreign and some state deferred tax assets will not be realized. As of December 31, 2016, the Company has provided a valuation allowance of $8.0 million on the state deferred tax assets. The Company has provided a valuation allowance of $13.6 million with respect to the foreign deferred tax assets, included in the table above, made up of $13.1 million related to Aeróleo and $0.5 million related to Sicher. If the assumptions change and the Company determines it will be able to realize those deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets would be recorded in the income tax provision in the period in which such adjustments are identified.
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
The effects of a tax position are recognized in the period in which it is determined that it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. We remain subject to examination for U.S. federal and major state tax jurisdictions for tax years after 2013 and in Brazil for 2012 and subsequent years.
Pursuant to a new shareholders’ agreement entered into on October 1, 2015 with the Company’s new partner in Aeróleo (see Note 4), the Company is the primary beneficiary, and Aeróleo is now a consolidated entity. The Company has analyzed filing positions of Aeróleo in Brazil where it is required to file income tax returns for all open tax years (2012 to 2016).
A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	2016	2015
Unrecognized tax benefits at the beginning of the year	$648	$—
Reductions due to settlements with taxing authorities	(570)	—
Increases due to tax positions taken during the current year	183	—
Increases due to the consolidation of Aeróleo	—	648
Unrecognized tax benefits at the end of the year	$261	$648

Amounts accrued for interest and penalties associated with unrecognized income tax benefits are included in other expense on the Consolidated Statements of Operations. As of December 31, 2016, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $0.2 million. While amounts could change in the next twelve months, the Company does not anticipate it having a material impact on its financial statements.
8.    LONG-TERM DEBT
The Company’s borrowings as of December 31, 2016 and 2015 were as follows (in thousands):

	2016	2015
7.750% Senior Notes (excluding unamortized discount)	$144,828	$149,828
Senior secured revolving credit facility	65,000	90,000
Promissory notes	23,166	24,968
Other (excluding unamortized discount)	3,382	10,398
Total principal balance on borrowings	236,376	275,194
Portion due with one year	(2,139)	(3,386)
Unamortized debt issuance costs	(2,395)	(2,740)
Unamortized discount	(1,703)	(4,589)
Long-term debt	$230,139	$264,479
The Company’s scheduled long-term debt maturities as of December 31, 2016 were as follows (in thousands):

Total Due
2017	$2,139
2018	2,278
2019	67,247
2020	18,842
2021	402
Years subsequent to 2021	145,468
$236,376
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
Era Group’s payment obligations under the 7.750% Senior Notes are fully and unconditionally guaranteed by all of its wholly owned existing U.S. subsidiaries that are guarantors under the Revolving Credit Facility”. The net proceeds of the offering were used to repay $190.0 million of borrowings outstanding under the Company’s prior, $200.0 million senior secured revolving credit facility (the “Prior Credit Facility”).
During the year ended December 31, 2016, the Company repurchased a total of $5.0 million of the 7.750% Senior Notes at a price of 86.63 of par for total cash of $4.5 million, including accrued interest of $0.2 million. The Company recognized net gains of $0.5 million on the repurchases. During the year ended December 31, 2015, the Company repurchased a total of $50.2 million of the 7.750% Senior Notes at prices ranging from 79.00 to 97.50 of par for total cash of $47.9 million including accrued interest of $1.0 million. The Company recognized net gains of $1.6 million on the repurchases.

Revolving Credit Facility. On March 31, 2014, Era Group entered into the Revolving Credit Facility through an amendment to the Prior Credit Facility. Advances under the Revolving Credit Facility at the closing were used to refinance indebtedness incurred under the Prior Credit Facility. On October 27, 2016, the Company entered into the Consent and Amendment No. 3 to the Company’s Revolving Credit Facility that, among other things, revised our maintenance covenants to provide additional flexibility, reduced the aggregate principal amount of the revolving loan commitments and added a condition to borrowing and a repayment mechanism in connection with excess cash amounts.
The Revolving Credit Facility provides the Company with the ability to borrow up to $200.0 million with a sub-limit of up to $50.0 million for letters of credit and includes an “accordion” feature which, if exercised and subject to agreement by the lenders and the satisfaction of certain conditions, would increase total commitments by up to $100.0 million. Availability under the Revolving Credit Facility may be limited by the terms of the 7.750% Senior Notes. The Revolving Credit Facility matures in March 2019.
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at Era Group’s election, either a base rate or LIBOR, each as defined, plus an applicable margin. The applicable margin is based on the Company’s ratio of funded debt to EBITDA, as defined, and ranges from 75 to 200 basis points on the base rate margin and 175 to 300 basis points on the LIBOR margin. The applicable margin as of December 31, 2016 was 125 basis points on the “base rate” margin and 225 basis points on the LIBOR margin. In addition, Era Group is required to pay a quarterly commitment fee based on the average unfunded portion of the committed amount at a rate based on the Company’s ratio of funded debt to EBITDA, as defined, that ranges from 37.5 to 50 basis points. As of December 31, 2016, the commitment fee was 50 basis points.
The obligations under the Revolving Credit Facility are secured by a portion of the Company’s helicopter fleet and other tangible assets and are guaranteed by Era Group’s wholly owned U.S. subsidiaries. The Revolving Credit Facility contains various restrictive covenants including that we maintain a maximum senior secured leverage ratio, as defined, a minimum interest coverage ratio and a minimum ratio of the sum of the fair market value of mortgaged helicopters, accounts receivable and inventory to funded and committed secured debt as well as other customary covenants including certain restrictions on the Company’s ability to enter into certain transactions, including those that could result in the incurrence of additional indebtedness and liens, the making of loans, guarantees or investments, sales of assets, payments of dividends or repurchases of capital stock, and entering into transactions with affiliates.
As of December 31, 2016, Era Group had $65.0 million of outstanding borrowings under the Revolving Credit Facility, and the remaining availability was $120.2 million, net of issued letters of credit of $1.2 million. The availability under the Revolving Credit Facility is subject to the Company’s ability to maintain compliance with the financial ratios discussed above. In connection with the amendment to the Prior Credit Facility and the entry into the Revolving Credit Facility, Era Group incurred debt issuance costs of $2.4 million. In connection with Amendment No. 3 to the Revolving Credit Facility, which reduced the total commitment amount of the facility to $200.0 million, Era Group wrote off previously incurred debt issuance costs of $0.5 million and incurred additional debt issuance costs of $0.9 million. The additional debt issuance costs are included in other assets on the consolidated balance sheets and are amortized to interest expense in the consolidated statements of operations over the life of the Revolving Credit Facility.
Promissory Notes. On December 23, 2010, the Company entered into a promissory note for $27.0 million to purchase a heavy helicopter. Upon maturity of the note on December 20, 2015, the Company refinanced the then outstanding balance of $19.0 million. The new note is secured by a helicopter and bears interest at the one-month LIBOR rate plus 181 basis points. The interest rate resets monthly and at December 31, 2016 was 2.47%. The note requires monthly principal and interest payments of $0.1 million with a final payment of $12.8 million due in December 2020.
On November 24, 2010, the Company entered into a promissory note for $11.7 million to purchase a medium helicopter. Upon maturity of the note on December 1, 2015, the Company refinanced the then outstanding balance of $5.9 million. The new note is secured by a helicopter and bears interest at the one-month LIBOR rate plus 181 basis points. The interest rate resets monthly and at December 31, 2016 was 2.43%. The note requires monthly principal and interest payments of less than $0.1 million with a final payment of $4.0 million due in December 2020.
In connection with the refinancing, the Company paid a total of $0.1 million in debt issuance costs in 2015. During 2016, the notes were amended to, among other things, provide for cross-collateralization such that each helicopter now secures both promissory notes.
Aeróleo Debt. In connection with the transfer of partnership interests discussed in Note 5, the Company’s former partner assigned two existing notes receivable from Aeróleo totaling $8.3 million to the Company’s new partner. In June 2016, the Company and its partner in Aeróleo each contributed notes payable to them by Aeróleo, including these two notes, as a contribution of additional capital into Aeróleo. As a result, $6.3 million of debt due to the Company’s partner in Aeróleo was recorded in net loss attributable to noncontrolling interest in subsidiaries on the consolidated statements of operations.

In addition, on October 1, 2015, Aeróleo had an existing loan from a third party with a balance of $1.4 million. The note was payable in Brazilian reals, bore interest at a rate of 19.0% per annum and called for equal monthly payments of principal and interest with the final payment due in September 2016. In June 2016, the Company prepaid principal and interest of $1.5 million to settle the note in full.
The Company has also settled certain tax disputes in Brazil totaling $3.4 million and has agreed to make installment payments on the amounts due to the applicable taxing authorities. The installments are payable in Brazilian reals and bear interest at a rate equal to the overnight rate as published by the Central Bank of Brazil. Such amounts are included in the schedule of long-term debt maturities noted above.

9.	EARNINGS PER SHARE
Basic earnings per common share of the Company are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share of the Company are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the if-converted method and/or treasury method. Dilutive securities for this purpose assumes all common shares have been issued and outstanding during the relevant periods pursuant to the exercise of outstanding stock options.
Computations of basic and diluted earnings per common share for the years ended December 31, 2016, 2015 and 2014 were as follows (in thousands, except share and per share data):

	2016	2015	2014
Net income (loss) attributable to Era Group Inc.	$(7,978)	$8,705	$17,117
Net income attributable to participating securities	$—	$121	$207
Net income (loss) attributable to fully vested common stock	$(7,978)	$8,584	$16,910
Shares:
Weighted average number of common shares outstanding—basic	20,350,066	20,228,370	20,073,378
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method(1)	—	42,386	66,203
Weighted average number of common shares outstanding—diluted	20,350,066	20,270,756	20,139,581
Earnings per common share:
Basic	$(0.39)	$0.42	$0.84
Diluted	$(0.39)	$0.42	$0.84
_______________

(1)
Excludes weighted average common shares of 294,273, 209,446 and 35,260 for the years ended December 31, 2016, 2015 and 2014, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.

10.	SHARE-BASED COMPENSATION
Share Incentive Plans. In 2013, the Company adopted the Era Group Inc. 2012 Incentive Plan (“2012 Plan”) under which a maximum of 4,000,000 shares of the Company’s common stock are reserved for issuance.  Awards granted under the 2012 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other share-based awards (payable in cash or common stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. Era Group’s board of directors determines, for each award, whether to issue new shares or shares from the Company’s treasury account. As of December 31, 2016 and 2015, 2,747,662 and 3,071,335 shares, respectively, remained available for grant under the 2012 Plan.
In 2013, the Company adopted the Era Group Inc. 2013 Employee Stock Purchase Plan (“ESPP”) under which the Company may offer up to a maximum of 300,000 shares of the Company’s common stock for purchase by eligible employees at a price equal to 85% of the lesser of (i) the fair market value of Common Stock on the first day of the offering period or (ii) the fair market value of Common Stock on the last day of the offering period. Common Stock is made available for purchase under the ESPP for six-month offering periods. The ESPP is intended to comply with Section 423 of the Code, but is not intended to be subject to Section 401(a) of the Code or the Employee Retirement Income Security Act of 1974. The Board of Directors of the Company may amend or terminate the ESPP at any time; however, no increase in the number of shares of Common Stock reserved for issuance under the ESPP may be made without stockholder approval. In 2016, the Board of Directors authorized an additional 400,000 to be reserved for issuance under the ESPP, however this increase is subject to stockholder approval, which the Company intends to seek at its annual meeting in 2017. The ESPP has a term of ten years. As of December 31, 2016 and

2015, 461,811 and 180,641 shares, respectively, remained available for issuance under the ESPP. During the year ended December 31, 2016, the Company issued 118,830 shares under the ESPP.
Total share-based compensation expense, which includes stock options, restricted stock and ESPP purchases, was $4.6 million, $3.7 million and $5.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. A portion of the restricted stock awards are performance-based. As of December 31, 2016, the Company had approximately $4.1 million in total unrecognized compensation costs, and the weighted average period over which it is expected to be recognized is 1.6 years.
Restricted Stock Awards. During the year ended December 31, 2016, the number of shares and the weighted average grant price of restricted stock award transactions were as follows:

	2016
	Number of Shares	Weighted Average Grant Price
Non-vested as of December 31, 2015	311,372	$22.58
Restricted stock awards granted:
Non-employee directors	40,663	$10.59
Employees	302,250	$10.56
Vested	(145,022)	$22.08
Forfeited	(5,856)	$17.21
Non-vested as of December 31, 2016	503,407	$14.60
During the years ended December 31, 2016, 2015 and 2014, the Company awarded 342,913, 193,668 and 127,050 shares, respectively, of restricted stock at a weighted average grant date fair value of $10.56, $20.82 and $29.23, respectively. The total fair value of shares vested during the years ended December 31, 2016, 2015 and 2014, determined using the closing price on the grant date, was $3.2 million, $1.9 million and $4.1 million, respectively, including $1.6 million related to the accelerated vesting of shares during 2014 for the Company’s former Chief Executive Officer.
Stock Option Grants. During the year ended December 31, 2016, the number of shares, the weighted average grant date fair value and the weighted average exercise price on stock option transactions were as follows:

	Non-vested Options		Vested/Exercisable Options		Total Options
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2015	128,750	$7.90	168,398	$17.53	297,148	$19.27
Granted	—	$—	—	$—	—	$—
Vested	(58,750)	$7.85	58,750	$21.40	—	$—
Exercised	—	$—	—	$—	—	$—
Expired	—	$—	(13,384)	$13.59	(13,384)	$13.59
Forfeited	—	$—	—	$—	—	$—
Outstanding as of December 31, 2016	70,000	$7.94	213,764	$18.84	283,764	$19.54
The Company did not grant any options during the year ended December 31, 2016. During the years ended December 31, 2015 and 2014, the weighted average grant date fair value of stock options granted was $6.69 and $10.86, respectively. There were no stock options exercised during the years ended December 31, 2016 or 2015. During the year ended December 31, 2014, the aggregate intrinsic value of exercised stock options was $0.2 million. As of December 31, 2016, the weighted average remaining contractual term for total outstanding stock options and vested/exercisable stock options was 5.7 years and 5.0 years, respectively. As of December 31, 2016, the aggregate intrinsic value of total outstanding stock options and vested/exercisable stock options outstanding was $0.2 million.
The Company uses a Black-Scholes option pricing model to estimate the fair value of stock options. The following table shows the assumptions used to compute the share-based compensation expense for stock options granted during the year ended December 31, 2015:

2015
Risk free interest rate	1.48%
Expected life (years)	5
Volatility	35.27%
Dividend yield	—%
Weighted average exercise price of options granted (per option)	$20.13
Weighted average grant-date fair value of options granted (per option)	$6.69

11.	RELATED PARTY TRANSACTIONS
During each of the years ended December 31, 2015 and 2014, the Company provided less than $0.1 million of aviation services to SEACOR under flight charter arrangements. Such amounts are recorded in operating revenues on the consolidated statements of operations. The Company did not provide any such services to SEACOR during the year ended December 31, 2016.
Prior to the Spin-off, as part of a consolidated group, certain costs and expenses of the Company were borne by SEACOR and charged to the Company. In conjunction with the Spin-off, the Company entered into an Amended and Restated Transition Services Agreement with SEACOR. Subsequent to January 31, 2013 and through the termination of the Amended and Restated Transition Services Agreement on June 30, 2015, these costs were classified in administrative and general expenses in the consolidated statements of operations. Such costs totaled $0.6 million and $3.0 million during the years ended December 31, 2015 and 2014, respectively. Additionally, the Company leases office space from SEACOR. During the years ended December 31, 2016, 2015 and 2014, the Company paid $0.4 million, $0.4 million and $0.5 million, respectively, to SEACOR for rent and utilities, which are included in administrative and general expenses on the consolidated statements of operations.
During the years ended December 31, 2016, 2015 and 2014, the Company purchased products from Dart totaling $1.9 million, $2.1 million and $3.6 million, respectively, and had a note receivable from Dart with a balance of $3.2 million and $3.6 million at December 31, 2016 and 2015, respectively. Purchases from Dart are included in operating expenses on the consolidated statements of income, and the note receivable is included in equity investments and advances on the consolidated balance sheets.
During the years ended December 31, 2016, 2015 and 2014, the Company provided helicopter, management and other services to Era Training Center totaling $0.2 million, $0.4 million and $0.4 million, respectively, and incurred $0.6 million, $0.5 million and $0.7 million, respectively, for simulator fees. Revenues from Era Training Center are recorded in operating revenues, and expenses incurred are recorded in operating expenses on the consolidated statements of operations. At December 31, 2016 and 2015, the Company had a note receivable from Era Training Center with a balance of $4.0 million and $4.4 million, respectively, which is recorded in equity investments and advances on the consolidated balance sheets.
In June 2016, the Company and its partner in Aeróleo each contributed notes payable to them by Aeróleo as a contribution of additional capital into Aeróleo. See further discussion in Note 8.

12.	COMMITMENTS AND CONTINGENCIES
The Company’s unfunded capital commitments as of December 31, 2016 consisted primarily of agreements to purchase helicopters and totaled $114.5 million, of which $59.2 million is payable in 2017 with the balance payable through 2018. The non-cancellable portion of helicopter commitments payable in 2017 is $12.0 million. The Company also had $1.3 million of deposits paid on options not yet exercised. The Company may terminate $101.0 million of its total commitments, inclusive of deposits paid on options not yet exercised, without further liability other than liquidated damages of $2.5 million in the aggregate.
Brazilian Tax Disputes
The Company is disputing assessments of approximately $7.2 million in taxes, penalties and interest levied by the municipal authorities of Rio de Janeiro (for the period between 2000 to 2005) and Macaé (for the period between 2001 to 2006) (collectively, the “Municipal Assessments”). The Company believes that, based on its interpretation of tax legislation supported by clarifying guidance provided by the Supreme Court of Brazil with respect to the issue in a 2006 ruling, it is in compliance with all applicable tax legislation, has paid all applicable taxes, penalties and interest and plans to defend these claims vigorously at the administrative levels in each jurisdiction. In the event the Municipal Assessments are upheld at the last administrative level, it may be necessary for the Company to deposit the amounts at issue as security to pursue further appeals. In 2015, the Company received a final, unfavorable ruling with respect to a similar assessment levied by the Rio de Janeiro State Treasury for the periods between 1994 to 1998 (the “1998 Assessments”). The 1998 Assessments were upheld without taking into consideration the benefit of the clarifying guidance issued by the Supreme Court following the assertion of the claims. The final adjudication of the 1998 Assessments requires payment of amounts that are within the established accruals, will be paid in multiple installments over time and are not expected to have a material effect on the Company’s financial position or results of operations. At December 31, 2016, it is not possible to determine the outcome of the Municipal Assessments, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations. In addition, it is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for any subsequent periods.
The Company is also disputing challenges raised by the Brazilian tax authorities with respect to certain tax credits applied by Aeróleo between 1995 to 2009. The tax authorities are seeking $2.2 million in additional taxes, interest and penalties. The Company believes that, based on its interpretation of tax legislation, it is in compliance with all applicable tax legislation and plans to defend this claim vigorously. At December 31, 2016, it is not possible to determine the outcome of this matter, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
The Company is disputing responsibility for $2.7 million of employer social security contributions required to have been remitted by one of its customers relating to the period from 1995 to 1998. Although the Company may be deemed co-responsible for such remittances under the local regulatory regime, the customer’s payments to the Company against presented invoices were made net of the specific remittances required to have been made by the customer and at issue in the claim. As such, the Company plans to defend this claim vigorously. At December 31, 2016, it is not possible to determine the outcome of this matter, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
The Company is disputing certain penalties that are being assessed by the State of Rio de Janeiro in respect of the Company’s alleged failure to submit accurate documentation and to fully comply with filing requirements with respect to certain value-added taxes.  The Company elected to make payment of $0.2 million in installments over time to satisfy a portion of these penalties.  Upon confirming with the asserting authority that the originally proposed penalties of $1.6 million with respect to the balance of the assessments were calculated based on amounts containing a typographical error, the aggregate penalties that remain in dispute total $0.4 million. At December 31, 2016, it is not possible to determine the outcome of this matter, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
The Company is disputing the imposition of $0.8 million in fines levied by the Brazilian customs authorities. These fines relate to the Company’s alleged failure to comply with certain deadlines under the temporary regime pursuant to which it imports helicopters into Brazil. In order to dispute such fines and pursue its legal remedies within the judicial system, the Company deposited certain amounts at issue as security into an escrow account with the presiding judge in the matters who controls the release of such funds pending the outcome. The Company believes its documentation evidences its timely compliance with the relevant deadlines. As such, the Company plans to defend these claims vigorously. At December 31, 2016, it is not possible to determine the outcome of these matters, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
The Company is disputing fines of $0.3 million sought by taxing authorities in Brazil following the final adjudication to disallow certain tax credits applied by the Company to offset certain social tax liabilities.  The fine is calculated as 50% of the incremental tax liability resulting from the disallowance of the tax credits and has been applied without taking into account the circumstances relating to the disallowance of such tax credits.  The constitutionality of such fines is under review by the Supreme Court in Brazil.  There are a number of cases in which taxpayers have received favorable rulings due to the lack of constitutionality of the law.  As such, the Company plans to defend this claim vigorously.  At December 31, 2016, it is not possible to determine the outcome, but the Company does not expect that it would have a material adverse impact on its business, financial position or results of operations.
The Company is disputing contingent fees of $0.5 million sought by its former tax consultant that have been calculated based on unrealized tax savings attributed to the consultant’s suggested tax strategies. The Company contends that fees are due only upon realized tax savings. At December 31, 2016, it is not possible to determine the outcome of these matters, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
In the normal course of business, the Company may become involved in various employment-related litigation matters.   At December 31, 2016, it is not possible to determine the outcome of several of these claims wherein an aggregate of $0.1 million above the Company’s established accrual is being sought.  The Company does not expect that the outcome with respect to such claims would have a material adverse effect on its business, financial position or results of operations.
The Company is also disputing claims from the Brazilian tax authorities with respect to federal customs taxes levied upon the helicopters leased by the Company and imported into Brazil under a temporary regime and subject to re-export. In order to dispute such assessments and pursue its available legal remedies within the judicial system, the Company deposited the amounts at issue as security into an escrow account that serves as security and with the presiding judge in the matters controlling the release of such funds. The Company believes that, based on its and interpretation of tax legislation and well established aviation industry practice, it is not required to pay such taxes and plans to defend these claims vigorously. At December 31, 2016, it is not possible to determine the outcome of this matter, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
As it relates to the specific cases referred to above, the Company currently anticipates that any administrative fine or penalty ultimately would not have a material effect on its financial position or results of operations. The Company has deposited $8.3 million into escrow accounts controlled by the court with respect to certain of the cases described above and has fully reserved such amounts subject to final determination and the judicial release of such escrow deposits. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intentions and experience.

Settlements
In April 2014, the Company entered into a settlement agreement with Airbus Helicopters (formerly Eurocopter), a division of Airbus Group (formerly European Aeronautic Defense and Space Company), with respect to the extended suspension of operations of H225 heavy helicopters in 2012 and 2013. The settlement agreement provided for certain service and product credit discounts available to the Company to be applied against support services available from Airbus Helicopters covering spare parts, repair and overhaul, service bulletins, technical assistance or other services. During the years ended December 31, 2016, 2015 and 2014, the Company utilized credits in the amount of $1.7 million, $5.0 million and $4.4 million, respectively. As of December 31, 2016, the Company has utilized all credits available under the agreement.
Minimum Lease Payments
As of December 31, 2016, the Company leased four helicopters and certain facilities and equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and related rental fees are charged to expense over the lease terms. The leases generally contain purchase and lease renewal options or rights of first refusal with respect to sale or lease of the equipment. The lease terms range in duration from one to ten years. Total rental expense for the Company’s operating leases for the years ended December 31, 2016, 2015 and 2014 was $5.7 million, $4.5 million and $4.4 million, respectively. The Company’s scheduled minimum lease payments under operating leases that have a remaining term in excess of one year as of December 31, 2016 were as follows (in thousands):

Minimum Payments
2017	$1,966
2018	1,305
2019	844
2020	734
2021	516
Years subsequent to 2021	9,038

13.	SEGMENT INFORMATION, MAJOR CUSTOMERS AND GEOGRAPHICAL DATA
The Company has determined that its operations comprise a single segment. Helicopters are highly mobile and may be utilized in any of the Company’s service lines as business needs dictate.
For the year ended December 31, 2016, Anadarko Petroleum Corporation (“Anadarko”), Petrobras and the U.S. government accounted for 24%, 20% and 16%, respectively, of the Company’s operating revenues. For the year ended December 31, 2015, Anadarko and the U.S. government accounted for 27% and 13%, respectively, of the Company’s operating revenues. For the year ended December 31, 2014, Anadarko and the U.S. government accounted for 26% and 10%, respectively, of the Company’s operating revenues. For the years ended December 31, 2016, 2015 and 2014, approximately 31%, 21% and 15%, respectively, of the Company’s operating revenues were derived from foreign operations. The Company’s foreign revenues are primarily derived from oil and gas operations in Brazil, Colombia and Suriname as well as leasing activities.
The following represents the Company’s operating revenues by geographical region in which services are provided for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Operating revenues:
United States	$171,121	$222,465	$281,869
Latin America and the Caribbean	64,007	40,420	20,524
Europe	5,924	10,582	17,914
Asia	6,176	8,370	10,915
	$247,228	$281,837	$331,222
The Company’s long-lived assets are primarily its property and equipment employed in various geographical regions of the world. The following represents the Company’s property and equipment, net of accumulated depreciation, based upon the assets’ physical locations as of December 31, 2016 and 2015 (in thousands):

	2016	2015
Property and equipment, net:
United States	$578,900	$643,492
Latin America and the Caribbean	147,828	139,293
Europe(1)	76,575	51,037
Asia	18,506	25,394
	$821,809	$859,216
The Company’s Brazilian operations include 250 employees, representing approximately 30% of the Company’s total workforce, that are covered under collective bargaining agreements, none of which expire within the next year.  Any disputes with its employees over the terms of the collective bargaining agreements could result in strikes or other work stoppages, higher labor costs or other conditions that may have a material adverse effect on the Company’s financial condition or results of operations.

14.	SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS
Supplemental cash flow information for the years ended December 31, 2016, 2015 and 2014 was as follows (in thousands):

	2016	2015	2014
Income taxes paid, net of refunds	$(5,978)	$5,960	$1,825
Interest paid to others, excluding capitalized interest	15,268	12,642	13,420
Schedule of non-cash investing and financing activities:
Contribution of notes payable as additional capital into Aeróleo	6,349	—	—
Settlement of accrued contingent liabilities through installment obligations	2,486	—	—
Company financed sale of equipment and parts	—	1,248	—

15.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Selected financial information for interim quarterly periods is presented below (in thousands, except per share data). Earnings (loss) per common share are computed independently for each of the quarters presented, and the sum of the quarterly earnings (loss) per share may not necessarily equal the total for the year:

	Three Months Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31(1)
2016
Operating revenues	$62,582	$63,351	$65,006	$56,289
Operating income (loss)	$(805)	$(3,509)	$2,366	$(1,421)
Net loss	$(3,950)	$(4,510)	$(802)	$(5,648)
Net income (loss) attributable to common shares	$(3,818)	$1,938	$(560)	$(5,538)
Earnings (loss) per common share - basic	$(0.19)	$0.09	$(0.03)	$(0.27)
Earnings (loss) per common share - diluted	$(0.19)	$0.09	$(0.03)	$(0.27)

2015
Operating revenues	$67,415	$70,738	$69,741	$73,943
Operating income	$5,853	$8,535	$5,123	$4,783
Net income (loss)	$(239)	$11,105	$653	$(3,620)
Net income attributable to common shares	$(42)	$11,333	$861	$(3,447)
Earnings (loss) per common share - basic	$—	$0.55	$0.04	$(0.17)
Earnings (loss) per common share - diluted	$—	$0.55	$0.04	$(0.17)
_______________

(1)
The fourth quarter of 2016 includes adjustments that were immaterial to the fiscal year ended December 31, 2016 and to prior periods. The impact of the corrections made in the fourth quarter 2016 was a $1.7 million decrease in operating income, including a $2.0 million increase in operating expense, a $0.5 million decrease in depreciation and amortization expense and a $0.3 million decrease in gains on asset dispositions, a $1.0 million increase in net loss and net loss attributable to common shares and a $0.05 increase in loss per common share.

16.	GUARANTORS OF SECURITIES
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

Supplemental Condensed Consolidating Balance Sheet as of December 31, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$25,474	$—	$1,476	$—	$26,950
Receivables:
Trade, net of allowance for doubtful accounts of $2,103	39	26,118	6,313	—	32,470
Tax receivables	9	4	3,448	—	3,461
Other	—	1,658	1,058	—	2,716
Inventories, net	—	25,156	261	—	25,417
Prepaid expenses	359	976	244	—	1,579
Escrow deposits	—	3,777	—	—	3,777
Total current assets	25,881	57,689	12,800	—	96,370
Property and equipment	—	1,138,020	16,008	—	1,154,028
Accumulated depreciation	—	(330,735)	(1,484)	—	(332,219)
Net property and equipment	—	807,285	14,524	—	821,809
Equity investments and advances	—	29,266	—	—	29,266
Investments in consolidated subsidiaries	174,830	—	—	(174,830)	—
Intangible assets	—	—	1,137	—	1,137
Deferred income taxes	12,262	—	—	(12,262)	—
Intercompany receivables	460,623	—	—	(460,623)	—
Other assets	1,820	4,723	48	—	6,591
Total assets	$675,416	$898,963	$28,509	$(647,715)	$955,173
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$322	$6,273	$2,281	$—	$8,876
Accrued wages and benefits	—	6,446	2,061	—	8,507
Accrued interest	529	—	—	—	529
Accrued income taxes	—	653	13	—	666
Current portion of long-term debt	—	1,524	615	—	2,139
Accrued other taxes	29	645	773	—	1,447
Accrued contingencies	—	—	1,237	—	1,237
Other current liabilities	481	1,525	216	—	2,222
Total current liabilities	1,361	17,066	7,196	—	25,623
Long-term debt	205,730	21,642	2,767	—	230,139
Deferred income taxes	—	237,067	667	(12,262)	225,472
Intercompany payables	—	426,410	34,213	(460,623)	—
Other liabilities	—	1,301	—	—	1,301
Total liabilities	207,091	703,486	44,843	(472,885)	482,535
Redeemable noncontrolling interest	—	4	4,217	—	4,221
Equity:
Era Group Inc. stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,936,636 outstanding, exclusive of treasury shares	211	—	—	—	211
Additional paid-in capital	438,489	100,306	4,562	(104,868)	438,489
Retained earnings	32,524	95,075	(25,113)	(69,962)	32,524
Treasury shares, at cost, 175,350 shares	(2,899)	—	—	—	(2,899)
Accumulated other comprehensive income, net of tax	—	92	—	—	92
Total equity	468,325	195,473	(20,551)	(174,830)	468,417
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$675,416	$898,963	$28,509	$(647,715)	$955,173

Supplemental Condensed Consolidating Balance Sheet as of December 31, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$7,565	$3,334	$3,471	$—	$14,370
Receivables:
Trade, net of allowance for doubtful accounts of $2,103	39	40,345	8,255	—	48,639
Tax receivables	6,013	72	—	—	6,085
Other	—	3,089	216	—	3,305
Inventories, net	—	25,557	2,437	—	27,994
Prepaid expenses	458	1,411	94	—	1,963
Escrow deposits	190	1	—		191
Total current assets	14,265	73,809	14,473	—	102,547
Property and equipment	—	1,159,441	16,468	—	1,175,909
Accumulated depreciation	—	(316,090)	(603)	—	(316,693)
Net property and equipment	—	843,351	15,865	—	859,216
Equity investments and advances	—	28,898	—	—	28,898
Investments in consolidated subsidiaries	172,335	—	—	(172,335)	—
Intangible assets	—	—	1,158	—	1,158
Deferred income taxes	3,823	—	—	(3,823)	—
Intercompany receivables	515,255	—	—	(515,255)	—
Other assets	2,166	6,999	3,367	—	12,532
Total assets	$707,844	$953,057	$34,863	$(691,413)	$1,004,351
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$386	$9,635	$1,979	$—	$12,000
Accrued wages and benefits	—	6,875	2,137	—	9,012
Accrued interest	549	13	—	—	562
Current portion of long-term debt	—	1,663	1,723	—	3,386
Accrued other taxes	30	789	1,593	—	2,412
Accrued contingencies	—	—	2,358	—	2,358
Other current liabilities	534	1,311	455	—	2,300
Total current liabilities	1,499	20,286	10,245	—	32,030
Long-term debt	235,134	23,305	6,040	—	264,479
Deferred income taxes	—	232,994	677	(3,823)	229,848
Intercompany payables	—	501,512	13,743	(515,255)	—
Other liabilities	—	1,887	—	—	1,887
Total liabilities	236,633	779,984	30,705	(519,078)	528,244
Redeemable noncontrolling interest	—	4	4,800	—	4,804
Equity:
Era Group Inc. stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,495,694 outstanding, exclusive of treasury shares	207	—	—	—	207
Additional paid-in capital	433,175	95,543	9,325	(104,868)	433,175
Retained earnings	40,502	77,434	(9,967)	(67,467)	40,502
Treasury shares, at cost, 154,549 shares	(2,673)	—	—	—	(2,673)
Accumulated other comprehensive income, net of tax	—	92	—	—	92
Total equity	471,211	173,069	(642)	(172,335)	471,303
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$707,844	$953,057	$34,863	$(691,413)	$1,004,351

Supplemental Condensed Consolidating Statements of Operations for the Year Ended December 31, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$225,773	$61,514	$(40,059)	$247,228
Costs and expenses:
Operating	—	138,350	71,572	(40,059)	169,863
Administrative and general	3,744	27,834	4,628	—	36,206
Depreciation	—	48,248	1,067	—	49,315
Total costs and expenses	3,744	214,432	77,267	(40,059)	255,384
Gains on asset dispositions, net	—	5,035	(248)	—	4,787
Operating income (loss)	(3,744)	16,376	(16,001)	—	(3,369)
Other income (expense):
Interest income	56	472	213	—	741
Interest expense	(16,033)	(809)	(483)	—	(17,325)
Derivative losses, net	—	—	—	—	—
Foreign currency gains, net	(77)	(879)	963	—	7
Gain on debt extinguishment	518	—	—	—	518
Other, net	—	11	58	—	69
Total other income (expense)	(15,536)	(1,205)	751	—	(15,990)
Income (loss) before income taxes and equity earnings	(19,280)	15,171	(15,250)	—	(19,359)
Income tax expense (benefit)	(8,807)	4,971	479	—	(3,357)
Income (loss) before equity earnings	(10,473)	10,200	(15,729)	—	(16,002)
Equity earnings, net of tax	—	1,092	—	—	1,092
Equity in earnings (losses) of subsidiaries	2,495	—	—	(2,495)	—
Net income (loss)	(7,978)	11,292	(15,729)	(2,495)	(14,910)
Net loss attributable to non-controlling interest in subsidiary	—	6,349	583	—	6,932
Net income (loss) attributable to Era Group Inc.	$(7,978)	$17,641	$(15,146)	$(2,495)	$(7,978)

Supplemental Condensed Consolidating Statements of Operations for the Year Ended December 31, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$262,898	$18,952	$(13)	$281,837
Costs and expenses:
Operating	—	149,702	21,792	(13)	171,481
Administrative and general	6,484	33,326	3,002	—	42,812
Depreciation	—	46,722	615	—	47,337
Total costs and expenses	6,484	229,750	25,409	(13)	261,630
Gains on asset dispositions, net	—	8,582	(2,629)	—	5,953
Goodwill impairment	—	(352)	(1,514)		(1,866)
Operating income	(6,484)	41,378	(10,600)	—	24,294
Other income (expense):
Interest income	16	900	275	—	1,191
Interest expense	(12,479)	(773)	(274)	—	(13,526)
Derivative losses, net	—	(18)	—	—	(18)
Foreign currency gains (losses), net	569	(3,119)	(40)	—	(2,590)
Gain on debt extinguishment	1,617	—	—	—	1,617
Gain on sale of FBO	12,946	—	—	—	12,946
Other, net	(3)	63	(15)	—	45
Total other income (expense)	2,666	(2,947)	(54)	—	(335)
Income (loss) before income taxes and equity earnings	(3,818)	38,431	(10,654)	—	23,959
Income tax expense (benefit)	(3,368)	17,625	(140)	—	14,117
Income (loss) before equity earnings	(450)	20,806	(10,514)	—	9,842
Equity earnings, net of tax	—	(1,943)	—	—	(1,943)
Equity in earnings (losses) of subsidiaries	9,155	—	—	(9,155)	—
Net income (loss)	8,705	18,863	(10,514)	(9,155)	7,899
Net income attributable to non-controlling interest in subsidiary	—	376	430	—	806
Net income (loss) attributable to Era Group Inc.	$8,705	$19,239	$(10,084)	$(9,155)	$8,705

Supplemental Condensed Consolidating Statements of Operations for the Year Ended December 31, 2014

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$330,393	$1,227	$(398)	$331,222
Costs and expenses:
Operating	—	204,271	213	(111)	204,373
Administrative and general	7,132	37,139	3	(287)	43,987
Depreciation	—	45,772	540	—	46,312
Total costs and expenses	7,132	287,182	756	(398)	294,672
Gains on asset dispositions, net	—	6,101	—	—	6,101
Operating income (loss)	(7,132)	49,312	471	—	42,651
Other income (expense):
Interest income	75	460	5	—	540
Interest expense	(13,957)	(821)	—	—	(14,778)
Derivative losses, net	(785)	(159)	—	—	(944)
Foreign currency gains (losses), net	2,163	(4,540)	—	—	(2,377)
Note receivable impairment	(2,457)	—	—	—	(2,457)
Other, net	10	(14)	—	—	(4)
Total other income (expense)	(14,951)	(5,074)	5	—	(20,020)
Income (loss) before income taxes and equity earnings	(22,083)	44,238	476	—	22,631
Income tax expense (benefit)	(8,081)	16,192	174	—	8,285
Income (loss) before equity earnings	(14,002)	28,046	302	—	14,346
Equity losses, net of tax	—	2,675	—	—	2,675
Equity in earnings (losses) of subsidiaries	31,119	—	—	(31,119)	—
Net income (loss)	17,117	30,721	302	(31,119)	17,021
Net loss attributable to non-controlling interest in subsidiary	—	96	—	—	96
Net income (loss) attributable to Era Group Inc.	$17,117	$30,817	$302	$(31,119)	$17,117

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Year Ended December 31, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(7,978)	$11,292	$(15,729)	$(2,495)	$(14,910)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—
Income tax benefit	—	—	—	—	—
Total other comprehensive income (loss)	—	—	—	—	—
Comprehensive income (loss)	(7,978)	11,292	(15,729)	(2,495)	(14,910)
Comprehensive loss attributable to non-controlling interest in subsidiary	—	6,349	583	—	6,932
Comprehensive income (loss) attributable to Era Group Inc.	$(7,978)	$17,641	$(15,146)	$(2,495)	$(7,978)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Year Ended December 31, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$8,705	$18,863	$(10,514)	$(9,155)	$7,899
Other comprehensive loss:
Foreign currency translation adjustments	—	(4)	—	—	(4)
Income tax benefit	—	1	—	—	1
Total other comprehensive loss	—	(3)	—	—	(3)
Comprehensive income (loss)	8,705	18,860	(10,514)	(9,155)	7,896
Comprehensive loss attributable to non-controlling interest in subsidiary	—	376	430	—	806
Comprehensive income (loss) attributable to Era Group Inc.	$8,705	$19,236	$(10,084)	$(9,155)	$8,702

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Year Ended December 31, 2014

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$17,117	$30,721	$302	$(31,119)	$17,021
Other comprehensive loss:
Foreign currency translation adjustments	—	(123)	—	—	(123)
Income tax benefit	—	42	—	—	42
Total other comprehensive loss	—	(81)	—	—	(81)
Comprehensive income (loss)	17,117	30,640	302	(31,119)	16,940
Comprehensive loss attributable to non-controlling interest in subsidiary	—	96	—	—	96
Comprehensive income (loss) attributable to Era Group Inc.	$17,117	$30,736	$302	$(31,119)	$17,036

Supplemental Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$17,909	$41,239	$(644)	$—	$58,504
Cash flows from investing activities:
Purchases of property and equipment	—	(39,020)	(180)	—	(39,200)
Proceeds from disposition of property and equipment	—	28,381	228	—	28,609
Return of helicopter deposits	—	544	—	—	544
Principal payments on notes due from equity investees	—	723	—	—	723
Principal payments on third party notes receivable	—	208	—	—	208
Escrow deposits, net	—	(3,848)	—	190	(3,658)
Repayment of intercompany debt	—	190	—	(190)	—
Net cash used in investing activities	—	(12,822)	48	—	(12,774)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	—	—	—	12,000	12,000
Long-term debt issuance costs	—	—	—	(886)	(886)
Payments on long-term debt	—	(1,803)	(1,641)	(37,000)	(40,444)
Extinguishment of long-term debt	—	—	—	(4,331)	(4,331)
Proceeds from share award plans	—	—	—	836	836
Purchase of treasury shares	—	—	—	(161)	(161)
Repayment of intercompany debt	—	(29,542)	—	29,542	—
Net cash used in financing activities	—	(31,345)	(1,641)	—	(32,986)
Effects of exchange rate changes on cash and cash equivalents	—	(406)	242	—	(164)
Net increase (decrease) in cash and cash equivalents	17,909	(3,334)	(1,995)	—	12,580
Cash and cash equivalents, beginning of period	7,565	3,334	3,471	—	14,370
Cash and cash equivalents, end of period	$25,474	$—	$1,476	$—	$26,950

Supplemental Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(8,916)	$38,111	$15,261	$—	$44,456
Cash flows from investing activities:
Purchases of property and equipment	—	(60,046)	(11,774)	11,770	(60,050)
Proceeds from disposition of property and equipment	—	37,098	—	(11,770)	25,328
Cash settlements on forward contracts, net	—	(1,103)	—	—	(1,103)
Business acquisitions, net of cash acquired	—	—	(1,747)		(1,747)
Investments in and advances to equity investees	—	(36)	—	—	(36)
Proceeds from sale of FBO	—	—	—	14,252	14,252
Principal payments on notes due from equity investees	—	688	—	—	688
Principal payments on third party notes receivable	—	52	—	—	52
Escrow deposits, net	—	(1)	—	(190)	(191)
Repayment of intercompany debt	—	14,062	—	(14,062)	—
Net cash used in investing activities	—	(9,286)	(13,521)	—	(22,807)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	—	—	—	60,000	60,000
Long-term debt issuance costs	—	(71)	—	—	(71)
Payments on long-term debt	—	(2,458)	(467)	(55,000)	(57,925)
Extinguishment of long-term debt	—	—	—	(46,920)	(46,920)
Proceeds from share award plans	—	—	—	1,096	1,096
Tax expense on vested restricted stock	—	—	—	(127)	(127)
Purchase of treasury shares	—	—	—	(2,079)	(2,079)
Repayment of intercompany debt	—	(43,030)	—	43,030	—
Net cash provided by financing activities	—	(45,559)	(467)	—	(46,026)
Effects of exchange rate changes on cash and cash equivalents	—	(2,120)	—	—	(2,120)
Net increase (decrease) in cash and cash equivalents	(8,916)	(18,854)	1,273	—	(26,497)
Cash and cash equivalents, beginning of period	16,481	22,188	2,198	—	40,867
Cash and cash equivalents, end of period	$7,565	$3,334	$3,471	$—	$14,370

Supplemental Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2014

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$(8,154)	$85,539	$901	$—	$78,286
Cash flows from investing activities:
Purchases of property and equipment	—	(106,732)	—	—	(106,732)
Proceeds from disposition of property and equipment	—	7,051	—	—	7,051
Cash settlements on forward contracts, net	—	(1,545)	—	—	(1,545)
Investments in and advances to equity investees	—	(125)	—	—	(125)
Proceeds from sale of interest in equity investees	—	6,381	—	—	6,381
Principal payments on notes due from equity investees	—	638	—	—	638
Principal payments on third party notes receivable	—	460	—	—	460
Net cash used in investing activities	—	(93,872)	—	—	(93,872)
Cash flows from financing activities:
Payments on long-term debt	—	(2,885)	—	—	(2,885)
Proceeds from Revolving Credit Facility	—	—	—	30,000	30,000
Long-term debt issuance costs	—	—	—	(2,446)	(2,446)
Proceeds and tax benefits from share award plans	—	—	—	1,458	1,458
Repayment of intercompany debt	—	29,012	—	(29,012)	—
Net cash used in financing activities	—	26,127	—	—	26,127
Effects of exchange rate changes on cash and cash equivalents	—	(1,009)	—	—	(1,009)
Net increase (decrease) in cash and cash equivalents	(8,154)	16,785	901	—	9,532
Cash and cash equivalents, beginning of period	24,635	5,403	1,297	—	31,335
Cash and cash equivalents, end of period	$16,481	$22,188	$2,198	$—	$40,867