Form 10-Q
period 2017-03-31
ERA GROUP INC.
filed 2017-05-02
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017              or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of April 28, 2017 was 21,270,272. The Registrant has no other class of common stock outstanding.

ERA GROUP INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ERA GROUP INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (including $1,340 and $1,448 from VIEs in 2017 and 2016, respectively)	$26,339	$26,950
Receivables:
Trade, net of allowance for doubtful accounts of $1,295 and $1,219 in 2017 and 2016, respectively (including $7,495 and $5,989 from VIEs in 2017 and 2016, respectively)	34,840	32,470
Tax receivables (including $3,154 and $3,448 from VIEs in 2017 and 2016, respectively)	3,166	3,461
Other (including $827 and $1,019 from VIEs in 2017 and 2016, respectively)	2,396	2,716
Inventories, net (including $18 and $46 from VIEs in 2017 and 2016, respectively)	25,232	25,417
Prepaid expenses (including $55 and $158 from VIEs in 2017 and 2016, respectively)	2,535	1,579
Escrow deposits	3,779	3,777
Total current assets	98,287	96,370
Property and equipment (including $941 and $844 from VIEs in 2017 and 2016, respectively)	1,154,835	1,154,028
Accumulated depreciation (including $146 and $98 from VIEs in 2017 and 2016, respectively)	(343,659)	(332,219)
Property and equipment, net	811,176	821,809
Equity investments and advances	29,727	29,266
Intangible assets	1,133	1,137
Other assets (including $64 and $48 from VIEs in 2017 and 2016, respectively)	6,096	6,591
Total assets	$946,419	$955,173
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (including $2,165 and $1,788 from VIEs in 2017 and 2016, respectively)	$9,032	$8,876
Accrued wages and benefits (including $1,639 and $2,009 from VIEs in 2017 and 2016, respectively)	6,881	8,507
Accrued interest	3,365	529
Accrued income taxes	689	666
Accrued other taxes (including $631 and $773 from VIEs in 2017 and 2016, respectively)	1,447	1,447
Accrued contingencies (including $1,189 and $1,237 from VIEs in 2017 and 2016, respectively)	1,189	1,237
Current portion of long-term debt (including $675 and $615 from VIEs in 2017 and 2016, respectively)	2,199	2,139
Other current liabilities (including $9 and $8 from VIEs in 2017 and 2016, respectively)	2,846	2,222
Total current liabilities	27,648	25,623
Long-term debt (including $2,853 and $2,767 from VIEs in 2017 and 2016, respectively)	225,946	230,139
Deferred income taxes	223,442	225,472
Other liabilities	924	1,301
Total liabilities	477,960	482,535
Commitments and contingencies (see Note 8)
Redeemable noncontrolling interest	4,054	4,221
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,270,272 and 20,936,636 outstanding in 2017 and 2016, respectively, exclusive of treasury shares	215	211
Additional paid-in capital	440,164	438,489
Retained earnings	26,904	32,524
Treasury shares, at cost, 179,730 and 175,350 shares in 2017 and 2016, respectively	(2,968)	(2,899)
Accumulated other comprehensive income, net of tax	90	92
Total equity	464,405	468,417
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$946,419	$955,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Operating revenues	$54,527	$62,582
Costs and expenses:
Operating	37,757	44,307
Administrative and general	10,381	9,227
Depreciation and amortization	11,554	12,766
Total costs and expenses	59,692	66,300
Gains on asset dispositions, net	109	2,913
Operating loss	(5,056)	(805)
Other income (expense):
Interest income	250	301
Interest expense	(3,589)	(4,748)
Foreign currency gains, net	28	281
Other, net	12	(17)
Total other income (expense)	(3,299)	(4,183)
Loss before income taxes and equity earnings	(8,355)	(4,988)
Income tax benefit	(2,103)	(1,014)
Loss before equity earnings	(6,252)	(3,974)
Equity earnings, net of tax	465	24
Net loss	(5,787)	(3,950)
Net loss attributable to noncontrolling interest in subsidiary	167	132
Net loss attributable to Era Group Inc.	$(5,620)	$(3,818)

Loss per common share, basic and diluted	$(0.27)	$(0.19)

Weighted average common shares outstanding, basic and diluted	20,509,463	20,219,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(5,787)	$(3,950)
Other comprehensive loss:
Foreign currency translation adjustments	(2)	—
Income tax benefit	—	—
Total other comprehensive loss	(2)	—
Comprehensive loss	(5,789)	(3,950)
Comprehensive loss attributable to noncontrolling interest in subsidiary	167	132
Comprehensive loss attributable to Era Group Inc.	$(5,622)	$(3,818)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE NONCONTROLLING INTEREST AND EQUITY (unaudited, in thousands)

		Era Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Equity
December 31, 2016	$4,221	$211	$438,489	$32,524	$(2,899)	$92	$468,417
Issuance of common stock:
Restricted stock grants	—	3	(3)	—	—	—	—
Employee Stock Purchase Plan	—	1	462	—	—	—	463
Share award amortization	—	—	1,198	—	—	—	1,198
Cancellation of restricted stock	—	—	18	—	(18)	—	—
Purchase of treasury shares	—	—	—	—	(51)	—	(51)
Net loss	—	—	—	(5,787)	—	—	(5,787)
Net loss attributable to redeemable noncontrolling interest	(167)	—	—	167	—	—	167
Currency translation adjustments, net of tax		—	—	—	—	(2)	(2)
March 31, 2017	$4,054	$215	$440,164	$26,904	$(2,968)	$90	$464,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,787)	$(3,950)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,554	12,766
Share-based compensation	1,198	1,012
Bad debt expense, net	38	—
Gains on asset dispositions, net	(109)	(2,913)
Debt discount amortization	57	25
Amortization of deferred financing costs	282	195
Foreign currency gains, net	(76)	(585)
Deferred income tax benefit	(2,099)	(1,348)
Equity earnings, net of tax	(465)	(24)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	(1,700)	11,636
Decrease in prepaid expenses and other assets	(537)	(1,573)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,897	(448)
Net cash provided by operating activities	4,253	14,793
Cash flows from investing activities:
Purchases of property and equipment	(1,005)	(2,145)
Proceeds from disposition of property and equipment	126	3,980
Return of helicopter deposits	—	544
Investments in and advances to equity investees	(114)	—
Principal payments on notes due from equity investees	185	177
Principal payments on third party notes receivable	56	46
Net cash provided by (used in) investing activities	(752)	2,602
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	2,000	7,000
Payments on long-term debt	(6,581)	(8,651)
Proceeds from share award plans	463	477
Purchase of treasury shares	(51)	(161)
Net cash used in financing activities	(4,169)	(1,335)
Effects of exchange rate changes on cash and cash equivalents	57	373
Net increase (decrease) in cash and cash equivalents	(611)	16,433
Cash and cash equivalents, beginning of period	26,950	14,370
Cash and cash equivalents, end of period	$26,339	$30,803
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $432 and $0 in 2017 and 2016, respectively	$413	$1,129
Cash paid for income taxes	—	5

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICY
The condensed consolidated financial statements include the accounts of Era Group Inc. and its consolidated subsidiaries. Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the “Company” refers to Era Group Inc. and its consolidated subsidiaries, and any reference to “Era Group” refers to Era Group Inc. without its subsidiaries. The condensed consolidated financial information for the three months ended March 31, 2017 and 2016 has been prepared by the Company and has not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of March 31, 2017, its results of operations for the three months ended March 31, 2017 and 2016, its comprehensive income for the three months ended March 31, 2017 and 2016, its changes in equity for the three months ended March 31, 2017, and its cash flows for the three months ended March 31, 2017 and 2016. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
Revenue Recognition. The Company recognizes revenues when they are realized or realizable and earned. Revenues are realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenues that do not meet these criteria are deferred until the criteria are met. The Company did not defer any revenue during the three months ended March 31, 2017.
Receivables. Customers are primarily international, independent and major integrated oil and gas exploration, development and production companies, hospitals, international helicopter operators and the U.S. government. Customers are typically granted credit on a short-term basis, and related credit risks are considered minimal. The Company routinely reviews its receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material.
New Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 - Revenue From Contracts With Customers, which will base revenue recognition on the contract between a vendor and customer and will require reporting entities to allocate the transaction price to various performance obligations in a contract and recognize revenues when those performance obligations are satisfied. In March 2016, the FASB issued ASU 2016-08 - Revenue from Contracts With Customers, in April 2016, the FASB issued ASU 2016-10 - Revenue from Contracts With Customers, in May 2016, the FASB issued ASU 2016-12 - Revenue from Contracts With Customers, and in December 2016, the FASB issued ASU 2016-20 - Technical Corrections and Improvements to Topic 606, Revenue from Contracts With Customers, all of which provide guidance on the application of certain principles in ASU 2014-09. Each of ASU 2014-09, 2016-08, 2016-10 and 2016-12 will be effective for annual reporting periods beginning after December 15, 2017 and any interim periods within that period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 and any interim periods within that period. The Company intends to adopt each of ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 in 2018 using the modified retrospective application and is currently evaluating its customer contracts to determine the potential impact of such adoption on its consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11 - Inventory, which is intended to simplify the way reporting entities account for inventory by requiring it to be valued at the lower of cost or net realizable value unless that entity uses the last-in, first-out or the retail inventory valuation method. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016 and any interim periods within that period, and early adoption is permitted as of the beginning of an interim or annual reporting period. The Company adopted ASU 2015-11 effective January 1, 2017, and such adoption did not have a material impact on its consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-07 - Investments - Equity Method and Joint Ventures, which eliminates the requirement to retroactively apply the equity method of accounting for an investment when an increase in the level of ownership or degree of influence causes the investment to qualify for equity method treatment and instead requires the entity to add the cost (if any) of acquiring the additional ownership or degree of influence to the current basis of the investment and apply equity method accounting as of the date the investment qualifies for such treatment. The Company adopted ASU 2016-07 effective January 1, 2017 and such adoption did not have an impact on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09 - Compensation - Stock Compensation, which simplifies several aspects of accounting for share-based payment transactions including income tax consequences, classification on the statement of cash flows and treatment of forfeitures. The main differences between current GAAP and ASU 2016-09 are (i) tax consequences from changes in fair value of equity awards between the grant date and vesting date will be charged to income tax expense and reported in the operating section of the statement of cash flows in the period in which the award vests and (ii) entities will have the option to estimate award forfeitures as previously prescribed under GAAP or record forfeitures as an adjustment to expense as they occur. The Company adopted ASU 2016-09 effective January 1, 2017 and has elected to record forfeitures of equity awards as an adjustment to expense as they occur and in the period in which they occur. Such adoption and election did not have a material impact on the Company’s consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-01 - Business Combinations: Clarifying the Definition of a Business, which narrows the reach of the definition of a business to exclude transactions that are more akin to asset acquisitions or dispositions. ASU 2017-01 will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that period. Early adoption is permitted provided that any transactions affected by the adoption have not been previously disclosed under current GAAP. The Company adopted ASU 2017-01 effective January 1, 2017, and such adoption did not have a material impact on its consolidated financial statements.

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

As of March 31, 2017 and December 31, 2016, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis.
The estimated fair values of the Company’s other financial assets and liabilities as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2017
LIABILITIES
Long-term debt, including current portion	$228,145	$—	$224,975	$—

December 31, 2016
LIABILITIES
Long-term debt, including current portion	$232,278	$—	$221,808	$—
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
From time to time, the Company enters into Qualified Exchange Accommodation Agreements with third parties to meet the like-kind exchange requirements of Section 1031 of the Internal Revenue Code (“IRC”) and the provisions of Revenue Procedure 2000-37. In accordance with these provisions, the Company is permitted to deposit proceeds from the sale of assets into escrow accounts for the purpose of acquiring other assets and qualifying for the temporary deferral of realized taxable gains. Consequently, the Company establishes escrow accounts with financial institutions for the deposit of funds received on sales of equipment, which are designated for replacement property within a specified period of time. As of March 31, 2017 and December 31, 2016, the Company had $3.8 million deposited in a like-kind exchange escrow account. The Company has identified a qualifying asset and intends to use the funds to complete a like-kind exchange transaction in the second quarter of 2017.

4.	ACQUISITIONS AND DISPOSITIONS
Capital Expenditures. During the three months ended March 31, 2017, capital expenditures were $1.0 million and consisted primarily of spare helicopter parts and capitalized interest. In connection with the deferral of helicopter deliveries, the Company ceased capitalizing interest on helicopter deposits in the fourth quarter of 2015. The Company resumed capitalizing interest in the fourth quarter of 2016. During the three months ended March 31, 2017 and 2016, the Company capitalized interest of $0.4 million and $0, respectively. As of March 31, 2017 and December 31, 2016, construction in progress, which is a component of property and equipment, included capitalized interest of $4.9 million and $4.5 million, respectively. A summary of changes to our operating helicopter fleet is as follows:
Equipment Additions - The Company had no helicopter acquisitions during the three months ended March 31, 2017 or 2016. The Company took delivery of two AW189 heavy helicopters during the fourth quarter of 2016, but these helicopters were not placed in service as of March 31, 2017. The Company places helicopters in service once completion work has been finalized and the helicopters are ready for use.
Equipment Dispositions - During the three months ended March 31, 2017, the Company sold or otherwise disposed of property and equipment for proceeds of $0.1 million and recognized gains of $0.1 million. During the three months ended March 31, 2016, the Company sold or otherwise disposed of property and equipment for proceeds of $4.0 million and recognized gains of $2.9 million.

5.	VARIABLE INTEREST ENTITIES
Aeróleo. The Company acquired a 50% economic and 20% voting interest in Aeróleo in 2011. As a result of liquidity issues experienced by Aeróleo, it is unable to adequately finance its activities without additional financial support from the Company, making it a VIE. The Company has the ability to direct the activities that most significantly affect Aeróleo’s financial performance, making the Company the primary beneficiary. As a result, the Company consolidates Aeróleo’s financial results.

The Company’s condensed consolidated balance sheets at March 31, 2017 and December 31, 2016 include assets of Aeróleo totaling $13.7 million and $12.9 million, respectively. The distribution of these assets to Era Group and its subsidiaries other than Aeróleo is subject to restrictions. The Company’s condensed consolidated balance sheets at March 31, 2017 and December 31, 2016 each include liabilities of Aeróleo of $9.2 million. The creditors for such liabilities do not have recourse to Era Group or its subsidiaries other than Aeróleo.
The Company’s condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 include operating revenues of $10.2 million and $7.6 million, respectively, and net income of $0.9 million and net loss of $0.7 million, respectively, as a result of the consolidation of Aeróleo, including the effects of intercompany eliminations.

6.	INCOME TAXES
During the three months ended March 31, 2017 and 2016, the Company recorded income tax benefit of $2.1 million and $1.0 million, respectively, resulting in effective tax rates of 25.2% and 20.3%, respectively. The increase in effective tax rates is primarily due to the recognition of tax benefits associated with the Company’s foreign affiliates.
During the three months ended March 31, 2017 and 2016, there were no new uncertain tax positions identified.
Amounts accrued for interest and penalties associated with unrecognized income tax benefits are included in other expense on the condensed consolidated statements of operations. As of March 31, 2017 and December 31, 2016, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $0.2 million.

7.	LONG-TERM DEBT
The Company’s borrowings as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017	December 31, 2016
7.750% Senior Notes (excluding unamortized discount)	$144,828	$144,828
Senior secured revolving credit facility	61,000	65,000
Promissory notes	22,751	23,166
Other	3,528	3,382
	232,107	236,376
Less: portion due within one year	(2,199)	(2,139)
Less: debt discount, net	(1,646)	(1,703)
Less: unamortized debt issuance costs	(2,316)	(2,395)
Total long-term debt	$225,946	$230,139
7.750% Senior Notes. On December 7, 2012, Era Group issued $200.0 million aggregate principal amount of its 7.750% senior unsecured notes due December 15, 2022 (the “7.750% Senior Notes”) and received net proceeds of $191.9 million. Interest on the 7.750% Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year.
Revolving Credit Facility. On March 31, 2014, Era Group entered into the amended and restated senior secured revolving credit facility (the “Revolving Credit Facility”), and on October 27, 2016, the Company entered into the Consent and Amendment No. 3 to the Revolving Credit Facility. The Revolving Credit Facility provides Era Group with the ability to borrow up to $200.0 million, with a sub-limit of up to $50.0 million for letters of credit, and matures in March 2019. Subject to the satisfaction of certain conditions precedent and the agreement by the lenders, the Revolving Credit Facility includes an “accordion” feature which, if exercised, will increase total commitments by up to $100.0 million. Era Group’s availability under the Revolving Credit Facility may be limited by the terms of the 7.750% Senior Notes.
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at Era Group’s election, either a base rate or LIBOR, each as defined in the Revolving Credit Facility, plus an applicable margin. The applicable margin is based on the Company’s ratio of funded debt to EBITDA, as defined in the Revolving Credit Facility, and ranges from 75 to 200 basis points on the base rate margin and 175 to 300 basis points on the LIBOR margin. The applicable margin as of March 31, 2017 was 125 basis points on the base rate margin and 225 basis points on the LIBOR margin. In addition, the Company is required to pay a quarterly commitment fee based on the average unfunded portion of the committed amount at a rate based on the Company’s ratio of funded debt to EBITDA, as defined, that ranges from 37.5 to 50 basis points. As of March 31, 2017, the commitment fee was 50 basis points.

The obligations under the Revolving Credit Facility are secured by a portion of the Company’s helicopter fleet and the Company’s other tangible and intangible assets and are guaranteed by Era Group’s wholly owned U.S. subsidiaries. The Revolving Credit Facility contains various restrictive covenants including an interest coverage ratio, a senior secured leverage ratio and an asset coverage ratio, each as defined in the Revolving Credit Facility, as well as other customary covenants including certain restrictions on the Company’s ability to enter into certain transactions, including those that could result in the incurrence of additional indebtedness and liens, the making of loans, guarantees or investments, sales of assets, payments of dividends or repurchases of capital stock, and entering into transactions with affiliates.
As of March 31, 2017, Era Group had $61.0 million of outstanding borrowings under the Revolving Credit Facility and issued letters of credit of $1.3 million. In connection with the amendment of the Revolving Credit Facility in 2014, Era Group incurred debt issuance costs of $2.4 million. In connection with Amendment No. 3 to the Revolving Credit Facility entered into in 2016, which reduced the total commitment amount to $200.0 million, the Company wrote off previously incurred debt issuance costs of $0.5 million and incurred additional debt issuance costs of $0.9 million. Such costs are included in other assets on the condensed consolidated balance sheets and are amortized to interest expense in the condensed consolidated statements of operations over the life of the Revolving Credit Facility.
Aeróleo Debt. During the three months ended March 31, 2017 and 2016, the Company settled certain tax disputes in Brazil totaling $0.2 million and $2.0 million, respectively. Such amounts are included in other debt in the table above and bear interest at a rate equal to the overnight rate as published by the Central Bank of Brazil. Also during the three months ended March 31, 2016, the Company prepaid a $1.0 million loan to a third party in Brazil.
Promissory Notes. During the three months ended March 31, 2017 and 2016, the Company made scheduled payments on other long-term debt of $0.4 million and $0.6 million, respectively.

8.	COMMITMENTS AND CONTINGENCIES
Fleet. The Company’s unfunded capital commitments as of March 31, 2017 consisted primarily of agreements to purchase helicopters and totaled $117.0 million, of which $16.2 million is expected to become payable during the remainder of 2017 with the balance payable through 2019. The Company also had $1.3 million of deposits paid on options not yet exercised. The Company may terminate $103.5 million of its total commitments (inclusive of deposits paid on options not yet exercised) without further liability other than aggregate liquidated damages of $2.5 million.
Included in these commitments are orders to purchase five AW189 heavy helicopters, two S92 heavy helicopters and five AW169 light twin helicopters. The AW189 and S92 helicopters are scheduled to be delivered in 2017 through 2019. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company had outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery beginning in 2019 through 2020.
Brazilian Tax Disputes. The Company is disputing assessments of approximately $7.4 million in unaccrued taxes, penalties and interest levied by the municipal authorities of Rio de Janeiro (for the period between 2000 to 2005) and Macaé (for the period between 2001 to 2006) (collectively, the “Municipal Assessments”). The Company believes that, based on its interpretation of tax legislation supported by clarifying guidance provided by the Supreme Court of Brazil with respect to the issue in a 2006 ruling, it is in compliance with all applicable tax legislation, has paid all applicable taxes, penalties and interest and plans to defend these claims vigorously at the administrative levels in each jurisdiction. In the event the Municipal Assessments are upheld at the last administrative level, it may be necessary for the Company to deposit the amounts at issue as security to pursue further appeals. In 2015, the Company received a final, unfavorable ruling with respect to a similar assessment levied by the Rio de Janeiro State Treasury for the periods between 1994 to 1998 (the “1998 Assessments”). The 1998 Assessments were upheld without taking into consideration the benefit of the clarifying guidance issued by the Supreme Court following the assertion of the claims. The final adjudication of the 1998 Assessments requires payment of amounts that are within the established accruals, will be paid in multiple installments over time and are not expected to have a material effect on the Company’s financial position or results of operations. At March 31, 2017, it is not possible to determine the outcomes of the Municipal Assessments, but the Company does not expect that the outcomes would have a material adverse effect on its business, financial position or results of operations. In addition, it is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for any subsequent periods.
The Company is also disputing challenges raised by the Brazilian tax authorities with respect to certain tax credits applied by Aeróleo between 1995 to 2009. The tax authorities are seeking $2.4 million in additional taxes, interest and penalties. The Company believes that, based on its interpretation of tax legislation, it is in compliance with all applicable tax legislation and plans to defend this claim vigorously. At March 31, 2017, it is not possible to determine the outcome of this matter, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.

The Company is disputing responsibility for $2.9 million of employer social security contributions required to have been remitted by one of its customers relating to the period from 1995 to 1998. Although the Company may be deemed co-responsible for such remittances under the local regulatory regime, the customer’s payments to the Company against presented invoices were made net of the specific remittances required to have been made by the customer and at issue in the claim. As such, the Company plans to defend this claim vigorously. At March 31, 2017, it is not possible to determine the outcome of this matter, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
The Company is disputing certain penalties that are being assessed by the State of Rio de Janeiro in respect of the Company’s alleged failure to submit accurate documentation and to fully comply with filing requirements with respect to certain value-added taxes.  The Company elected to make payment of $0.2 million in installments over time to satisfy a portion of these penalties.  Upon confirming with the asserting authority that the originally proposed penalties of $1.6 million with respect to the balance of the assessments were calculated based on amounts containing a typographical error, the aggregate penalties that remain in dispute total $0.4 million. At March 31, 2017, it is not possible to determine the outcome of this matter, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
The Company is disputing the imposition of $0.9 million in fines levied by the Brazilian customs authorities. These fines relate to the Company’s alleged failure to comply with certain deadlines under the temporary regime pursuant to which it imports helicopters into Brazil. In order to dispute such fines and pursue its legal remedies within the judicial system, the Company deposited certain amounts at issue as security into an escrow account with the presiding judge in the matters who controls the release of such funds pending the outcome. The Company believes its documentation evidences its timely compliance with the relevant deadlines. As such, the Company plans to defend these claims vigorously. At March 31, 2017, it is not possible to determine the outcome of these matters, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
The Company is disputing fines of $0.3 million sought by taxing authorities in Brazil following the final adjudication to disallow certain tax credits applied by the Company to offset certain social tax liabilities.  The fine is calculated as 50% of the incremental tax liability resulting from the disallowance of the tax credits and has been applied without taking into account the circumstances relating to the disallowance of such tax credits.  The constitutionality of such fines is under review by the Supreme Court in Brazil.  There are a number of cases in which taxpayers have received favorable rulings due to the unconstitutionality of the law.  As such, the Company plans to defend this claim vigorously.  At March 31, 2017, it is not possible to determine the outcome, but the Company does not expect that it would have a material adverse impact on its business, financial position or results of operations.
The Company is disputing contingent fees of $0.5 million sought by its former tax consultant that have been calculated based on unrealized tax savings attributed to the consultant’s suggested tax strategies. The Company contends that fees are due only upon realized tax savings. At March 31, 2017, it is not possible to determine the outcome of these matters, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
In the normal course of business, the Company may become involved in various employment-related litigation matters.   At March 31, 2017, it is not possible to determine the outcome of several claims wherein claimants are seeking judgments that are, in the aggregate, $0.1 million above the Company’s established accruals.  The Company does not expect that the outcome with respect to such claims would have a material adverse effect on its business, financial position or results of operations.
The Company is also disputing claims from the Brazilian tax authorities with respect to federal customs taxes levied upon the helicopters leased by the Company and imported into Brazil under a temporary regime and subject to re-export. In order to dispute such assessments and pursue its available legal remedies within the judicial system, the Company deposited the amounts at issue as security into an escrow account that serves as security and with the presiding judge in the matters controlling the release of such funds. The Company believes that, based on its interpretation of tax legislation and well established aviation industry practice, it is not required to pay such taxes and plans to defend these claims vigorously. At March 31, 2017, it is not possible to determine the outcome of this matter, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
As it relates to the specific cases referred to above, the Company currently anticipates that any administrative fine or penalty ultimately would not have a material effect on its financial position or results of operations. The Company has deposited $8.9 million into escrow accounts controlled by the court with respect to certain of the cases described above and has fully reserved such amounts subject to final determination and the judicial release of such escrow deposits. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intentions and experience.
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
In April 2014, the Company entered into a settlement agreement with Airbus Helicopters (formerly Eurocopter), a division of Airbus Group (formerly European Aeronautic Defense and Space Company), with respect to the extended suspension of operations of H225 heavy helicopters in 2012 and 2013. The settlement agreement provided for certain service and product credit discounts available to the Company to be applied against support services available from Airbus Helicopters covering spare parts, repair and overhaul, service bulletins, technical assistance or other services. During the three months ended March 31, 2017 and 2016, the Company utilized credits in the amount of $0 and $1.2 million, respectively. As of March 31, 2017, the Company has utilized all credits available under the agreement.

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
Computations of basic and diluted earnings per common share of the Company for the three months ended March 31, 2017 and 2016 were as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2017	2016
Net income (loss) attributable to Era Group Inc.	$(5,620)	$(3,818)
Net income attributable to participating securities	—	—
Net income (loss) attributable to fully vested common stock	$(5,620)	$(3,818)
Shares:
Weighted average common shares outstanding - basic	20,509,463	20,219,937
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method(1)	—	—
Weighted average common shares outstanding - diluted	20,509,463	20,219,937
Loss per common share, basic and diluted	$(0.27)	$(0.19)
____________________

(1)
Excludes weighted average common shares of 284,546 and 347,242 for the three months ended March 31, 2017 and 2016, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.

10.	RELATED PARTY TRANSACTIONS
The Company leases office space from SEACOR Holdings Inc. (“SEACOR”), and during each of the three months ended March 31, 2017 and 2016, the Company incurred $0.1 million in rent and utilities, which is included in administrative and general expense in the condensed consolidated statements of operations. As of both March 31, 2017 and December 31, 2016, the Company had a payable due to SEACOR of less than $0.1 million.
The Company purchased products from its Dart Holding Company Ltd. (“Dart”) joint venture totaling $0.1 million and $0.5 million during the three months ended March 31, 2017 and 2016, respectively. The Company also has a note receivable from Dart which had balances of $3.1 million and $3.2 million as of March 31, 2017 and December 31, 2016, respectively.
During each of the three months ended March 31, 2017 and 2016, the Company incurred fees of $0.2 million for simulator services from its Era Training Center, LLC (“ETC”) joint venture and provided helicopter, management and other services to ETC of $0.1 million. The Company also has a note receivable from ETC which had a balance of $4.0 million as of both March 31, 2017 and December 31, 2016.

11.	SHARE-BASED COMPENSATION
Restricted Stock Awards. The number of shares and weighted average grant price of restricted stock awards during the three months ended March 31, 2017 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested as of December 31, 2016	503,407	$14.60
Restricted stock awards granted:
Non-employee directors	30,853	$11.67
Employees	232,000	$11.67
Vested	(277,002)	$14.72
Forfeited	(1,362)	$14.12
Non-vested as of March 31, 2017	487,896	$12.95
The total fair value of shares vested during the three months ended March 31, 2017 and 2016 was $4.1 million and $2.9 million, respectively.
Stock Options. The Company did not grant any stock options during the three months ended March 31, 2017.
Employee Stock Purchase Plan (“ESPP”). During the three months ended March 31, 2017, the Company issued 75,162 shares under the ESPP. On September 15, 2016, the ESPP was amended to, among other things, increase the number of shares reserved for issuance under the ESPP. As of March 31, 2017, 386,650 shares remain available for issuance under the ESPP.
Total share-based compensation expense, which includes stock options, restricted stock and the ESPP, was $1.2 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively.

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

Supplemental Condensed Consolidating Balance Sheet as of March 31, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$24,835	$—	$1,504	$—	$26,339
Receivables:
Trade, net of allowance for doubtful accounts of $1,295	39	27,094	7,707	—	34,840
Tax receivable	9	3	3,154	—	3,166
Other	—	1,523	873	—	2,396
Inventories, net	—	24,898	334	—	25,232
Prepaid expenses	667	1,732	136	—	2,535
Escrow deposits	—	3,779	—	—	3,779
Total current assets	25,550	59,029	13,708	—	98,287
Property and equipment	—	1,138,773	16,062	—	1,154,835
Accumulated depreciation	—	(341,925)	(1,734)	—	(343,659)
Property and equipment, net	—	796,848	14,328	—	811,176
Equity investments and advances	—	29,727	—	—	29,727
Investments in consolidated subsidiaries	172,394	—	—	(172,394)	—
Intangible assets	—	—	1,133	—	1,133
Deferred taxes	14,137	—	—	(14,137)	—
Intercompany receivables	457,486	—	—	(457,486)	—
Other assets	1,617	4,414	65	—	6,096
Total assets	$671,184	$890,018	$29,234	$(644,017)	$946,419
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$616	$5,717	$2,699	$—	$9,032
Accrued wages and benefits	—	5,197	1,684	—	6,881
Accrued interest	3,365	—	—	—	3,365
Accrued income taxes	—	656	33	—	689
Accrued other taxes	66	749	632	—	1,447
Accrued contingencies	—	—	1,189	—	1,189
Current portion of long-term debt	—	1,524	675	—	2,199
Other current liabilities	956	1,544	346	—	2,846
Total current liabilities	5,003	15,387	7,258	—	27,648
Long-term debt	201,866	21,227	2,853	—	225,946
Deferred income taxes	—	237,118	461	(14,137)	223,442
Intercompany payables	—	418,914	38,572	(457,486)	—
Other liabilities	—	924	—	—	924
Total liabilities	206,869	693,570	49,144	(471,623)	477,960
Redeemable noncontrolling interest	—	4	4,050	—	4,054
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,270,272 outstanding, exclusive of treasury shares	215	—	—	—	215
Additional paid-in capital	440,164	100,306	4,562	(104,868)	440,164
Retained earnings	26,904	96,048	(28,522)	(67,526)	26,904
Treasury shares, at cost, 179,730 shares	(2,968)	—	—	—	(2,968)
Accumulated other comprehensive income, net of tax	—	90	—	—	90
Total equity	464,315	196,444	(23,960)	(172,394)	464,405
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$671,184	$890,018	$29,234	$(644,017)	$946,419

Supplemental Condensed Consolidating Balance Sheet as of December 31, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$25,474	$—	$1,476	$—	$26,950
Receivables:
Trade, net of allowance for doubtful accounts of $1,219	39	26,118	6,313	—	32,470
Tax receivables	9	4	3,448	—	3,461
Other	—	1,658	1,058	—	2,716
Inventories, net	—	25,156	261	—	25,417
Prepaid expenses	359	976	244	—	1,579
Escrow deposits	—	3,777	—	—	3,777
Total current assets	25,881	57,689	12,800	—	96,370
Property and equipment	—	1,138,020	16,008	—	1,154,028
Accumulated depreciation	—	(330,735)	(1,484)	—	(332,219)
Net property and equipment	—	807,285	14,524	—	821,809
Equity investments and advances	—	29,266	—	—	29,266
Investments in consolidated subsidiaries	174,830	—	—	(174,830)	—
Intangible assets	—	—	1,137	—	1,137
Deferred income taxes	12,262	—	—	(12,262)	—
Intercompany receivables	460,623	—	—	(460,623)	—
Other assets	1,820	4,723	48	—	6,591
Total assets	$675,416	$898,963	$28,509	$(647,715)	$955,173
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$322	$6,273	$2,281	$—	$8,876
Accrued wages and benefits	—	6,446	2,061	—	8,507
Accrued interest	529	—	—	—	529
Accrued income taxes	—	653	13	—	666
Current portion of long-term debt	—	1,524	615	—	2,139
Accrued other taxes	29	645	773	—	1,447
Accrued contingencies	—	—	1,237	—	1,237
Other current liabilities	481	1,525	216	—	2,222
Total current liabilities	1,361	17,066	7,196	—	25,623
Long-term debt	205,730	21,642	2,767	—	230,139
Deferred income taxes	—	237,067	667	(12,262)	225,472
Intercompany payables	—	426,410	34,213	(460,623)	—
Other liabilities	—	1,301	—	—	1,301
Total liabilities	207,091	703,486	44,843	(472,885)	482,535
Redeemable noncontrolling interest	—	4	4,217	—	4,221
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,936,636 shares outstanding, exclusive of treasury shares	211	—	—	—	211
Additional paid-in capital	438,489	100,306	4,562	(104,868)	438,489
Retained earnings	32,524	95,075	(25,113)	(69,962)	32,524
Treasury shares, at cost, 154,549 shares	(2,899)	—	—	—	(2,899)
Accumulated other comprehensive income, net of tax	—	92	—	—	92
Total equity	468,325	195,473	(20,551)	(174,830)	468,417
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$675,416	$898,963	$28,509	$(647,715)	$955,173

Supplemental Condensed Consolidating Statements of Operations for the Three Months Ended March 31, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$48,033	$15,400	$(8,906)	$54,527
Costs and expenses:
Operating	—	29,113	17,550	(8,906)	37,757
Administrative and general	1,865	7,038	1,478	—	10,381
Depreciation	—	11,320	234	—	11,554
Total costs and expenses	1,865	47,471	19,262	(8,906)	59,692
Gains on asset dispositions, net	—	109	—	—	109
Operating income (loss)	(1,865)	671	(3,862)	—	(5,056)
Other income (expense):
Interest income	21	111	118	—	250
Interest expense	(3,241)	(298)	(50)	—	(3,589)
Foreign currency gains (losses), net	25	8	(5)	—	28
Other, net	—	—	12	—	12
Total other income (expense)	(3,195)	(179)	75	—	(3,299)
Income (loss) before income taxes and equity earnings	(5,060)	492	(3,787)	—	(8,355)
Income tax expense (benefit)	(1,876)	(16)	(211)	—	(2,103)
Income (loss) before equity earnings	(3,184)	508	(3,576)	—	(6,252)
Equity earnings, net of tax	—	465	—	—	465
Equity in earnings (losses) of subsidiaries	(2,436)	—	—	2,436	—
Net income (loss)	(5,620)	973	(3,576)	2,436	(5,787)
Net loss attributable to noncontrolling interest in subsidiary	—	—	167	—	167
Net income (loss) attributable to Era Group Inc.	$(5,620)	$973	$(3,409)	$2,436	$(5,620)

Supplemental Condensed Consolidating Statements of Operations for the Three Months Ended March 31, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$48,487	$14,095	$—	$62,582
Costs and expenses:
Operating	—	26,010	18,297	—	44,307
Administrative and general	1,048	7,084	1,095	—	9,227
Depreciation	—	12,486	280	—	12,766
Total costs and expenses	1,048	45,580	19,672	—	66,300
Gains on asset dispositions, net	—	2,913	—	—	2,913
Operating income	(1,048)	5,820	(5,577)	—	(805)
Other income (expense):
Interest income	4	123	174	—	301
Interest expense	(4,343)	(148)	(257)	—	(4,748)
Foreign currency gains (losses), net	69	(109)	321	—	281
Other, net	—	—	(17)	—	(17)
Total other income (expense)	(4,270)	(134)	221	—	(4,183)
Income (loss) before income taxes and equity earnings	(5,318)	5,686	(5,356)	—	(4,988)
Income tax expense (benefit)	(1,229)	215	—	—	(1,014)
Income (loss) before equity earnings	(4,089)	5,471	(5,356)	—	(3,974)
Equity losses, net of tax	—	24	—	—	24
Equity in earnings (losses) of subsidiaries	271	—	—	(271)	—
Net income (loss)	(3,818)	5,495	(5,356)	(271)	(3,950)
Net loss attributable to noncontrolling interest in subsidiary	—	—	132	—	132
Net income (loss) attributable to Era Group Inc.	$(3,818)	$5,495	$(5,224)	$(271)	$(3,818)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended March 31, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(5,620)	$973	$(3,576)	$2,436	$(5,787)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(2)	—	—	(2)
Income tax benefit	—	—	—	—	—
Total other comprehensive income (loss)	—	(2)	—	—	(2)
Comprehensive income (loss)	(5,620)	971	(3,576)	2,436	(5,789)
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	—	167	—	167
Comprehensive income (loss) attributable to Era Group Inc.	$(5,620)	$971	$(3,409)	$2,436	$(5,622)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended March 31, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(3,818)	$5,495	$(5,356)	$(271)	$(3,950)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—
Income tax benefit	—	—	—	—	—
Total other comprehensive loss	—	—	—	—	—
Comprehensive income (loss)	(3,818)	5,495	(5,356)	(271)	(3,950)
Comprehensive income attributable to noncontrolling interest in subsidiary	—	—	132	—	132
Comprehensive income (loss) attributable to Era Group Inc.	$(3,818)	$5,495	$(5,224)	$(271)	$(3,818)

Supplemental Condensed Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(639)	$4,718	$174	$—	$4,253
Cash flows from investing activities:
Purchases of property and equipment	—	(971)	(34)	—	(1,005)
Proceeds from disposition of property and equipment	—	126	—	—	126
Investments in and advances to equity method investees	—	(114)	—	—	(114)
Principal payments on notes due from equity investees	—	185	—	—	185
Principal payments on third party notes receivable	—	56	—	—	56
Net cash provided by (used in) investing activities	—	(718)	(34)	—	(752)
Cash flows from financing activities:
Payments on long-term debt	—	(415)	(166)	(6,000)	(6,581)
Proceeds from Revolving Credit Facility	—	—	—	2,000	2,000
Proceeds from share award plans	—	—	—	463	463
Purchase of treasury shares	—	—	—	(51)	(51)
Borrowings and repayments of intercompany debt	—	(3,588)	—	3,588	—
Net cash used in financing activities	—	(4,003)	(166)	—	(4,169)
Effects of exchange rate changes on cash and cash equivalents	—	3	54	—	57
Net increase (decrease) in cash and cash equivalents	(639)	—	28	—	(611)
Cash and cash equivalents, beginning of period	25,474	—	1,476	—	26,950
Cash and cash equivalents, end of period	$24,835	$—	$1,504	$—	$26,339

Supplemental Condensed Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$19,154	$(3,220)	$(1,491)	$350	$14,793
Cash flows from investing activities:
Purchases of property and equipment	—	(2,090)	(55)	—	(2,145)
Proceeds from disposition of property and equipment	—	3,980	—	—	3,980
Return of helicopter deposit	—	544	—	—	544
Principal payments on notes due from equity investees	—	177	—	—	177
Principal payments on third party notes receivable	—	46	—	—	46
Net cash used in investing activities	—	2,657	(55)	—	2,602
Cash flows from financing activities:
Payments on long-term debt	—	(555)	(1,096)	(7,000)	(8,651)
Proceeds from Revolving Credit Facility	—	—	—	7,000	7,000
Proceeds from share award plans	—	—	—	477	477
Purchase of treasury shares	—	—	—	(161)	(161)
Borrowings and repayments of intercompany debt	—	316	350	(666)	—
Net cash used in financing activities	—	(239)	(746)	(350)	(1,335)
Effects of exchange rate changes on cash and cash equivalents	—	368	5	—	373
Net increase (decrease) in cash and cash equivalents	19,154	(434)	(2,287)	—	16,433
Cash and cash equivalents, beginning of period	7,565	3,334	3,471	—	14,370
Cash and cash equivalents, end of period	$26,719	$2,900	$1,184	$—	$30,803

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016, included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2016.
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

•	the impact of declines in the global economy and financial markets;

•	the impact of fluctuations in foreign currency exchange rates on the Company’s asset values and cost to purchase helicopters, spare parts and related services;

•	risks related to investing in new lines of service without realizing the expected benefits;

•	risks of engaging in competitive processes or expending significant resources for strategic opportunities, with no guaranty of recoupment;

•	the Company’s reliance on a small number of helicopter manufacturers and suppliers;

•	the Company’s ongoing need to replace aging helicopters;

•	the Company’s reliance on the secondary helicopter market to dispose of older helicopters;

•	the Company’s reliance on information technology;

•	the impact of allocation of risk between the Company and its customers;

•	the liability, legal fees and costs in connection with providing emergency response services;

•	adverse weather conditions and seasonality;

•	risks associated with the Company’s debt structure;

•	the Company’s counterparty credit risk exposure;

•	the impact of operational and financial difficulties of the Company’s joint ventures and partners and the risks associated with identifying and securing joint venture partners when needed;

•	conflict with the other owners of the Company’s non-wholly owned subsidiaries and other equity investees;

•	adverse results of legal proceedings;

•	the Company’s ability to obtain insurance coverage and the adequacy and availability of such coverage;

•	the Company’s ability to remediate the material weakness in its internal controls over financial reporting described in its Annual Report on Form 10-K for the year ended December 31, 2016;

•	the possibility of labor problems;

•	the attraction and retention of qualified personnel;

•	restrictions on the amount of foreign ownership of the Company’s common stock; and

•	various other matters and factors, many of which are beyond the Company’s control.
It is not possible to predict or identify all such factors. Consequently, the foregoing should not be considered a complete discussion of all potential risks or uncertainties. The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this Quarterly Report on Form 10-Q should be evaluated together with the many uncertainties and risks that affect the Company’s businesses, particularly those discussed in greater detail elsewhere herein and in Part I, Item 1A, “Risk Factors” of Era Group’s Annual Report on Form 10-K for the year ended December 31, 2016 and Era Group’s subsequent Quarterly Reports on Form 10-Q and periodic reporting on Form 8-K (if any).
Overview
We are one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the U.S., which is our primary area of operations. Our helicopters are primarily used to transport personnel to, from and between offshore oil and gas production platforms, drilling rigs and other installations. In addition to serving the oil and gas industry, we provide emergency response services, including search and rescue and air medical capabilities, utility services and Alaska flightseeing tours, among other activities. We also provide helicopters and related services to third-party helicopter operators. We currently have customers in the U.S., Argentina, Brazil, Colombia, the Dominican Republic, India, Suriname and the United Kingdom.
We charter the majority of our helicopters through master service agreements, subscription agreements, long-term contracts, day-to-day charter arrangements and dry-leases. Master service agreements and subscription agreements typically require a fixed monthly fee plus incremental payments based on hours flown. These agreements have fixed terms ranging from one month to five years and generally may be canceled without penalty upon 30-90 days’ notice. Generally, these contracts do not commit our customers to acquire specific amounts of services or minimum flight hours and permit our customers to decrease the number of helicopters under contract with a corresponding decrease in the fixed monthly payments without penalty. Day-to-day charter arrangements call for either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate with a minimum number of hours to be charged. Dry-leases require a fixed monthly fee for the customer’s right to use the helicopter and, where applicable, a charge based on hours flown as compensation for any maintenance, parts, and/or personnel support that we may provide to the customer. Dry-leases generally run from two to five years but can also run for periods less than one year. Air medical services are provided under contracts with hospitals that typically include a fixed monthly and hourly rate structure. With respect to flightseeing operations, we allocate block space to cruise lines and seats are sold directly to customers.
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
Recent Developments
Competitor Emergence from Bankruptcy
In May 2016, a global competitor filed for Chapter 11 bankruptcy protection, and this competitor concluded its court-supervised financial restructuring process upon effectiveness of its court-confirmed plan in March 2017. As part of the restructuring, the competitor reduced its fleet from 230 helicopters to 137 helicopters by rejecting numerous leases resulting in the return of the leased helicopters to the lessors, including 34 H225 heavy helicopters (one of which was leased from the Company) and 13 AS332 L2 heavy helicopters, and abandoning certain helicopters, including four H225 helicopters, for transfer to its secured lenders. This return of helicopters to the lessors and the secured lenders could potentially increase the available supply of helicopters. These changes in supply could impact helicopter rates and pricing of helicopters in the secondary market. We cannot predict what, if any, impact the increase in supply of available helicopters will have on our results of operations or financial condition.
Suspension of H225 and AS332 L2 Operations
In April 2016, an Airbus Helicopters H225 (also known as an EC225LP) model helicopter operated by the global competitor referenced above was involved in an accident in Norway. The helicopter was carrying eleven passengers and two crew members. The accident resulted in thirteen fatalities. The Accident Investigation Board Norway (“AIBN”) published preliminary reports that contained findings from the investigation into the accident in May and June 2016. Pursuant to a safety recommendation published by the AIBN, a number of regulatory authorities issued safety directives suspending operations, with limited exceptions, of all Airbus H225 and AS332 L2 model helicopters registered in their jurisdictions, and a number of customers and operators voluntarily suspended operations of those two helicopter models. On October 7, 2016, the European Aviation Safety Agency issued an Airworthiness Directive which provides for additional maintenance and inspection requirements to allow these helicopters to return to service. On December 9, 2016, the Federal Aviation Administration in the United States issued an Alternative Means of Compliance (“AMOC”) which also provides for additional maintenance and inspection requirements to allow these helicopters to return to service in the United States. However, the civil aviation authorities in Norway and the United Kingdom, the major European markets for the H225, have not allowed the helicopters to return to service. In February and April 2017, the AIBN published additional preliminary reports that updated and expanded findings from the investigation into the accident. Since the accident, we believe that H225 helicopters have only returned to service in oil and gas missions in a few countries in Asia.
We own nine H225 helicopters, including five that are currently located in the U.S., three that are currently located in Brazil and one that was operating in Norway under a lease that was rejected in the Chapter 11 restructuring process referenced above. As of March 31, 2017, the net book value of our H225 helicopters and related inventory of parts and equipment was $158.6 million. During this suspension of H225 helicopter operations, we expect to utilize other heavy and medium helicopters to service our operations.  Although we do not expect the near-term impact of the suspension to be material to our financial condition or results of operations, at this time we cannot anticipate how long the suspension of H225 helicopter operations will last, the market receptivity of the H225 helicopter for future oil and gas operations, the potential impact on residual values of these helicopters and the impact a long-term suspension could have on our operating results or financial condition.
Fleet Update
The current excess capacity of our heavy helicopters is higher than in the years prior to the oil and gas market downturn that began in late 2014. Our fleet’s excess helicopters include those that are not otherwise under customer contracts, undergoing maintenance, dedicated for charter activity or subject to operational suspension. Although we take actions to minimize excess capacity, we expect a certain level of excess capacity at any given time in an aviation logistics business as a result of the evolving nature of customers’ needs. Our operating revenues were negatively impacted as a result of the higher excess capacity which continued through the end of 2016 and into the first quarter of 2017. Through fleet management initiatives, participation in competitive bids and pursuit of additional opportunities, we are focused on maximizing the utilization of our fleet and mitigating the excess capacity in our heavy helicopters. If we are not successful in securing sufficient new projects, we may experience a decline in the near-term utilization of our helicopters that may impact our financial results throughout the remainder of 2017 and beyond.
As of March 31, 2017, we had unfunded capital commitments consisting primarily of agreements to purchase helicopters totaling $117.0 million, including five AW189 heavy helicopters, two S92 heavy helicopters and five AW169 light twin helicopters. The AW189 and S92 helicopters are scheduled to be delivered in 2017 through 2019. Delivery dates for the AW169 helicopters have yet to be determined. In addition, we have outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery beginning in 2019 through 2020. Approximately $103.5 million of these commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability other than aggregate liquidated damages of $2.5 million.
In April 2017, we took delivery of and placed in service one of the S92 helicopters referenced in the above paragraph for a final payment of $2.8 million. Also in April, we sold one B212 medium helicopter and a hangar in Alaska for aggregate proceeds of $4.6 million. These proceeds will be used to help fund capital commitments due in the second quarter of 2017.

Results of Operations

	Three Months Ended March 31,
	2017		2016
	(in thousands)%		(in thousands)%
Operating Revenues:
United States	$34,201	63	$44,720	71
Foreign	20,326	37	17,862	29
Total operating revenues	54,527	100	62,582	100
Costs and Expenses:
Operating:
Personnel	15,414	28	17,135	27
Repairs and maintenance	10,091	18	14,267	23
Insurance and loss reserves	1,108	2	1,391	2
Fuel	2,829	5	2,693	4
Leased-in equipment	299	1	270	1
Other	8,016	15	8,551	14
Total operating expenses	37,757	69	44,307	71
Administrative and general	10,381	19	9,227	15
Depreciation and amortization	11,554	21	12,766	20
Total costs and expenses	59,692	109	66,300	106
Gains on asset dispositions, net	109	—	2,913	5
Operating loss	(5,056)	(9)	(805)	(1)
Other income (expense):
Interest income	250	—	301	1
Interest expense	(3,589)	(6)	(4,748)	(8)
Foreign currency gains, net	28	—	281	—
Other, net	12	—	(17)	—
Total other income (expense)	(3,299)	(6)	(4,183)	(7)
Loss before income taxes and equity earnings	(8,355)	(15)	(4,988)	(8)
Income tax benefit	(2,103)	(4)	(1,014)	(2)
Loss before equity earnings	(6,252)	(11)	(3,974)	(6)
Equity earnings, net of tax	465	1	24	—
Net loss	(5,787)	(10)	(3,950)	(6)
Net loss attributable to noncontrolling interest in subsidiary	167	—	132	—
Net loss attributable to Era Group Inc.	$(5,620)	(10)	$(3,818)	(6)

Operating Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017		2016
	(in thousands)%		(in thousands)%
Operating revenues:
Oil and gas: (1)
U.S.	$30,341	56	$37,744	60
International	17,167	31	14,054	23
Total oil and gas	47,508	87	51,798	83
Dry-leasing	3,279	6	3,995	6
Emergency response services(2)	3,740	7	6,789	11
	$54,527	100	$62,582	100
____________________

(1)	Primarily oil and gas activities, but also includes revenues from utility services such as firefighting.

(2)	Includes search and rescue and air medical services.

Current Quarter compared to Prior Year Quarter
Operating Revenues. Operating revenues were $8.1 million lower in the three months ended March 31, 2017 (the “Current Quarter”) compared to the three months ended March 31, 2016 (the “Prior Year Quarter”).
Operating revenues from U.S. oil and gas operations were $7.4 million lower in the Current Quarter. Operating revenues from light twin, medium, heavy and single engine helicopters were $2.9 million, $1.7 million, $1.5 million and $1.2 million lower, respectively, primarily due to lower utilization.
Operating revenues from international oil and gas operations were $3.1 million higher in the Current Quarter. Operating revenues increased by $1.8 million in Suriname due to a new contract, $1.2 million in Brazil primarily due to the strengthening of the Brazilian real relative to the U.S. dollar, and $0.2 million in Colombia due to higher utilization.
Revenues from dry-leasing activities were $0.7 million lower in the Current Quarter primarily due to a reduction of $1.8 million related to leases that ended subsequent to the Prior Year Quarter, partially offset by an increase of $1.1 million related to new leases that commenced subsequent to the Prior Year Quarter.
Operating revenues from emergency response services were $3.0 million lower in the Current Quarter primarily due to a $2.3 million reduction as a result of fewer search and rescue (“SAR”) subscribers and a $0.7 million reduction as a result of the end of air medical contracts during the Current Quarter.
Operating Expenses. Operating expenses were $6.6 million lower in the Current Quarter. Repairs and maintenance expenses were $4.2 million lower primarily due to a $3.6 million decrease related to the timing of repairs and a $1.5 million decrease related to lower power-by-the-hour (“PBH”) expense as a result of fewer flight hours, partially offset by a net reduction in vendor credits of $1.0 million. Personnel costs were $1.7 million lower primarily due to a reduction in headcount in the U.S., partially offset by severance expenses in Brazil in the Current Quarter. Insurance and loss reserves were $0.3 million lower primarily due to a reduction in premiums. Other operating expenses were $0.5 million lower in the Current Quarter primarily due to reduced activity in the U.S. and a reduction in taxes.
Administrative and General. Administrative and general expenses were $1.2 million higher in the Current Quarter primarily due to an increase in professional services fees.
Depreciation and Amortization. Depreciation and amortization expense was $1.2 million lower in the Current Quarter primarily due to certain assets becoming fully depreciated and asset dispositions subsequent to the Prior Year Quarter.
Gains on Asset Dispositions, Net.  In the Current Quarter we sold non-aircraft assets for gains of $0.1 million. In the Prior Year Quarter, we sold or otherwise disposed of a hangar in Alaska, two helicopters and related equipment for proceeds of $4.0 million resulting in gains of $2.9 million.
Operating Income (Loss). Operating loss as a percentage of revenues was 9% in the Current Quarter compared to 1% in the Prior Year Quarter. Excluding gains on asset dispositions, operating loss as a percentage of revenues was 9% in the Current Quarter compared to 6% in the Prior Year Quarter. The increase in operating loss as a percentage of revenues in the Current Quarter was primarily due to increased administrative and general expenses related to higher professional service fees.
Interest Expense. Interest expense was $1.2 million lower in the Current Quarter primarily due to lower outstanding debt balances and the resumption of the capitalization of interest on certain helicopter deposits in the Current Quarter compared to the expensing of previously capitalized interest in the Prior Year Quarter due to the refund of helicopter deposits.
Foreign Currency Gains (Losses), net. Foreign currency gains were de minimis in the Current Quarter. Foreign currency gains were $0.3 million in the Prior Year Quarter due to strengthening of the Brazilian real.
Income Tax Benefit. Income tax benefit was $1.1 million higher in the Current Quarter primarily due to a higher pre-tax loss.
Equity Earnings, Net of Tax. Equity earnings, net of tax, were $0.4 million higher in the Current Quarter primarily due to improved performance from our Dart Holding Company Ltd. (“Dart”) joint venture.

Fleet Count
The following shows details of our helicopter fleet as of March 31, 2017.

	Owned(1)	Leased-in	Managed	Total	Max. Pass.(2)	Cruise Speed (mph)	Approx. Range (miles)	Average Age(3) (years)
Heavy:
S92	2	—	—	2	19	175	620	1
H225	9	—	—	9	19	162	582	7
AW189	2	—	—	2	16	173	490	1
	13	—	—	13

Medium:
AW139	36	—	—	36	12	173	426	7
S76 C+/C++	5	—	—	5	12	161	348	10
B212	7	—	—	7	11	115	299	37
	48	—	—	48

Light—twin engine:
A109	7	—	—	7	7	161	405	11
EC135	13	2	—	15	7	138	288	9
EC145	3	—	1	4	9	150	336	8
BK117	—	2	—	2	9	150	336	N/A
BO105	3	—	—	3	4	138	276	28
	26	4	1	31

Light—single engine:
A119	14	—	—	14	7	161	270	10
AS350	27	—	—	27	5	138	361	20
	41	—	—	41
Total Fleet	128	4	1	133				13
____________________

(1)	Excludes two AW189 helicopters that were delivered but not yet placed in service as of March 31, 2017.

(2)	In typical configuration for our operations.

(3)	Reflects the average age of helicopters that are owned by us.
Liquidity and Capital Resources
General
Our ongoing liquidity requirements arise primarily from working capital needs, meeting our capital commitments (including the purchase of helicopters and other equipment) and the repayment of debt obligations. In addition, we may use our liquidity to fund acquisitions, repurchase shares or debt securities or make other investments. Sources of liquidity are cash balances and cash flows from operations and, from time to time, we may obtain additional liquidity through the issuance of equity or debt or through borrowings under the amended and restated senior secured revolving credit facility (the “Revolving Credit Facility”).
As of March 31, 2017, we had unfunded capital commitments of $117.0 million, consisting primarily of agreements to purchase helicopters, including five AW189 heavy helicopters, two S92 heavy helicopters and five AW169 light twin helicopters. The AW189 and S92 helicopters are scheduled to be delivered in 2017 through 2019. Delivery dates for the AW169 helicopters have yet to be determined. Of these commitments, $16.2 million are payable in 2017, with the remaining commitments payable through 2019, and $103.5 million of the commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability to us other than aggregate liquidated damages of $2.5 million. In addition, we had outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery beginning in 2019 through 2020.
We expect to finance the remaining acquisition costs for these helicopters through a combination of cash on hand, cash provided by operating activities, asset sales and borrowings under our Revolving Credit Facility.

Summary of Cash Flows

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$4,253	$14,793
Investing activities	(752)	2,602
Financing activities	(4,169)	(1,335)
Effect of exchange rate changes on cash and cash equivalents	57	373
Net increase (decrease) in cash and cash equivalents	$(611)	$16,433
Operating Activities
Cash flows provided by operating activities decreased by $10.5 million in the Current Quarter compared to the Prior Year Quarter. The components of cash flows provided by operating activities during the Current Quarter and Prior Year Quarter were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Operating income before depreciation and gains on asset dispositions, net	$6,389	$9,048
Changes in operating assets and liabilities before interest and income taxes	(3,177)	6,141
Interest paid, net of capitalized interest of $432 and $0 in 2017 and 2016, respectively	(413)	(1,129)
Income taxes refunded (paid)	—	(5)
Other	1,454	738
Total cash flows provided by operating activities	$4,253	$14,793
Operating income before depreciation and gains on asset dispositions, net was $2.7 million lower in the Current Quarter compared to the Prior Year Quarter primarily due to a decrease in operating revenues of $8.1 million and an increase in administrative and general expenses of $1.2 million, partially offset by a decrease in operating expenses of $6.6 million. See “Results of Operations” above for an explanation of the primary causes of these variances.
During the Current Quarter, changes in operating assets and liabilities before interest and income taxes used cash flows of $3.2 million primarily due to an increase in receivables and a decrease in accrued wages and benefits. During the Prior Year Quarter, changes in operating assets and liabilities before interest and income taxes provided cash flows of $6.1 million primarily due to a decrease in receivables partially offset by an increase in other assets and a decrease in accounts payable, accrued expenses and other liabilities.
Interest paid, net of capitalized interest, was $0.7 million lower primarily due to the resumption of capitalizing interest on certain pending helicopter deliveries and a lower outstanding balance and commitment amount on our Revolving Credit Facility.
Net non-cash expenses increased by $0.7 million compared to the Prior Year Quarter.
Investing Activities
During the Current Quarter, net cash used in investing activities was $0.8 million primarily as follows:

•	Capital expenditures were $1.0 million, which consisted primarily of spare helicopter parts and capitalized interest.

•	Net principal payments received from equity investees and third parties were $0.2 million.

•	Proceeds from the disposition of property and equipment were $0.1 million.

•	Investments in and advances to equity method investees were $0.1 million.
During the Prior Year Quarter, net cash provided by investing activities was $2.6 million primarily as follows:

•	Proceeds from the disposition of property and equipment were $4.0 million.

•	Capital expenditures were $2.1 million, which consisted primarily of spare helicopter parts, equipment and building improvements.

•	Returns on helicopter deposits were $0.5 million.

•	Net principal payments received from equity investees and third parties were $0.2 million.
Financing Activities
During the Current Quarter, net cash used in financing activities was $4.2 million primarily as follows:

•	Principal payments on long-term debt, including our Revolving Credit Facility, were $6.6 million.

•	Proceeds from additional borrowings under our Revolving Credit Facility were $2.0 million.

•	Proceeds from share award plans were $0.5 million.
During the Prior Year Quarter, net cash used in financing activities was $1.3 million primarily as follows:

•	Principal payments on long-term debt, including our Revolving Credit Facility, were $8.7 million.

•	Proceeds from additional borrowings under our Revolving Credit Facility were $7.0 million.

•	Proceeds from share award plans were $0.5 million.

•	Cash used for the repurchase of treasury shares was $0.2 million.
Revolving Credit Facility
As of March 31, 2017, our Revolving Credit Facility provided us with the ability to borrow up to $200.0 million, with a sub-limit of up to $50.0 million for letters of credit. The Revolving Credit Facility includes an “accordion” feature which, if exercised and subject to agreement by the lenders and the satisfaction of certain conditions, will increase total commitments by up to $100.0 million. Our availability under the Revolving Credit Facility may be limited by the terms of the 7.750% Senior Notes and certain maintenance covenants specified under the Revolving Credit Facility. As of, and based on our operating results through March 31, 2017, $61.0 million was outstanding under the Revolving Credit Facility, and we have the ability to borrow an additional $117.4 million under the Revolving Credit Facility.
Senior Notes
On December 7, 2012, we completed an offering of $200.0 million aggregate principal amount of our 7.750% Senior Notes due December 15, 2022. Interest on the notes is payable semi-annually in arrears on June 15 and December 15 of each year. From time to time, we may opportunistically repurchase our 7.750% Senior Notes in open market or privately negotiated transactions on terms we believe to be favorable. As of March 31, 2017, $144.8 million in aggregate principal amount of the 7.750% Senior Notes remains outstanding. We may also redeem the 7.750% Senior Notes at any time and from time to time at a premium as specified in the indenture governing the 7.750% Senior Notes.
Promissory Notes
In December 2010, we entered into two promissory notes to purchase a heavy and a medium helicopter. We refinanced the notes upon their maturity in December 2015. The notes bear interest at the one-month LIBOR rate plus 181 basis points and require monthly principal and interest payments of $0.1 million with final payments totaling $16.8 million due in December 2020.
Aeróleo Debt
During the three months ended March 31, 2017 and 2016, we settled certain tax disputes in Brazil totaling $0.2 million and $2.0 million, respectively. As of March 31, 2017 and December 31, 2016, we had installments totaling $3.5 million and $3.4 million, respectively, that were due to applicable taxing authorities. Such amounts bear interest at a rate equal to the overnight rate as published by the Central Bank of Brazil.
Also during the three months ended March 31, 2016, we prepaid a $1.0 million loan due to a third party in Brazil.
For additional information about our long-term debt, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Amended and Restated Senior Secured Revolving Credit Facility”, “-7.750% Senior Notes”, “-Promissory Notes”, and “-Aeróleo Debt” contained in our Annual Report on Form 10-K for the year ended December 31, 2016.
Short and Long-Term Liquidity Requirements
We anticipate that we will generate positive cash flows from operating activities and that these cash flows will be adequate to meet our working capital requirements. During the three months ended March 31, 2017, our cash provided by operating activities was $4.3 million. To support our capital expenditure program and/or other liquidity requirements, we may use operating cash flow, cash balances or proceeds from sales of assets, issue debt or equity, borrow under our Revolving Credit Facility or undertake any combination of the foregoing.
Our availability of long-term financing is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, capital expenditures and a reasonable return on investment. Management will continue to closely monitor our liquidity as well as the capital and other financing markets.
Off-Balance Sheet Arrangements
On occasion, we and our partners will guarantee certain obligations on behalf of our joint ventures. As of March 31, 2017, we had no such guarantees in place.
Contingencies
Brazilian Tax Disputes
We are disputing assessments of approximately $7.4 million in unaccrued taxes, penalties and interest levied by the municipal authorities of Rio de Janeiro (for the period between 2000 to 2005) and Macaé (for the period between 2001 to 2006) (collectively, the “Municipal Assessments”). We believe that, based on our interpretation of tax legislation supported by clarifying guidance provided by the Supreme Court of Brazil with respect to the issue in a 2006 ruling, we are in compliance with all applicable tax legislation, have paid all applicable taxes, penalties and interest and plan to defend these claims vigorously at the administrative levels in each jurisdiction. In the event the Municipal Assessments are upheld at the last administrative level, it may be necessary for us to deposit the amounts at issue as security to pursue further appeals. In 2015, we received a final, unfavorable ruling with respect to a similar assessment levied by the Rio de Janeiro State Treasury for the periods between 1994 to 1998 (the “1998 Assessments”). The 1998 Assessments were upheld without taking into consideration the benefit of the clarifying guidance issued by the Supreme Court following the assertion of the claims. The final adjudication of the 1998 Assessments requires payment of amounts that are within the established accruals, will be paid in multiple installments over time and are not expected to have a material effect on our financial position or results of operations. At March 31, 2017, it is not possible to determine the outcomes of the Municipal Assessments, but we do not expect that the outcomes would have a material effect on our business, financial position or results of operations. In addition, it is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for any subsequent periods.
We are also disputing challenges raised by the Brazilian tax authorities with respect to certain tax credits applied by Aeróleo between 1995 to 2009. The tax authorities are seeking $2.4 million in additional taxes, interest and penalties. We believe that, based on our interpretation of tax legislation, we are in compliance with all applicable tax legislation and plan to defend this claim vigorously. At March 31, 2017, it is not possible to determine the outcome of this matter, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
We are disputing responsibility for $2.9 million of employer social security contributions required to have been remitted by one of our customers relating to the period from 1995 to 1998. Although we may be deemed co-responsible for such remittances under the local regulatory regime, the customer’s payments to us against presented invoices were made net of the specific remittances required to have been made by the customer and at issue in the claim. As such, we plan to defend this claim vigorously. At March 31, 2017, it is not possible to determine the outcome of this matter, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
We are disputing certain penalties that are being assessed by the State of Rio de Janeiro in respect of our alleged failure to submit accurate documentation and to fully comply with filing requirements with respect to certain value-added taxes.  We elected to make payment of $0.2 million in installments over time to satisfy a portion of these penalties.  Upon confirming with the asserting authority that the originally proposed penalties of $1.6 million with respect to the balance of the assessments were calculated based on amounts containing a typographical error, the aggregate penalties that remain in dispute total $0.4 million. At March 31, 2017, it is not possible to determine the outcome of this matter, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
We are disputing the imposition of $0.9 million in fines levied by the Brazilian customs authorities. These fines relate to our alleged failure to comply with certain deadlines under the temporary regime pursuant to which we import helicopters into Brazil. In order to dispute such fines and pursue our legal remedies within the judicial system, we deposited certain amounts at issue as security into an escrow account with the presiding judge in the matters who controls the release of such funds pending the outcome. We believe our documentation evidences our timely compliance with the relevant deadlines. As such, we plan to defend this case vigorously. At March 31, 2017, it is not possible to determine the outcome of these matters, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
We are disputing fines of $0.3 million sought by taxing authorities in Brazil following the final adjudication to disallow certain tax credits we applied to offset certain social tax liabilities.  The fine is calculated as 50% of the incremental tax liability resulting from the disallowance of the tax credits and has been applied without taking into account the circumstances relating to the disallowance of such tax credits.  The constitutionality of such fines is under review by the Supreme Court in Brazil.  There are a number of cases in which taxpayers have received favorable rulings due to the unconstitutionality of the law.  As such, we plan to defend this claim vigorously.  At March 31, 2017, it is not possible to determine the outcome, but we do not expect that it would have a material adverse impact on our business, financial position or results of operations.
We are disputing contingent fees of $0.5 million sought by our former tax consultant that have been calculated based on unrealized tax savings attributed to the consultant’s suggested tax strategies. Our contention is that fees are due only upon realized tax savings. At March 31, 2017, it is not possible to determine the outcome of these matters, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
In the normal course of business, we become involved in various employment-related litigation matters.   At March 31, 2017, it is not possible to determine the outcome of several claims wherein claimants are seeking amounts that, in the aggregate, are $0.1 million above our established accruals.  We do not expect that the outcome with respect to such claims would have a material adverse effect on our business, financial position or results of operations.
We are also disputing claims from the Brazilian tax authorities with respect to federal customs taxes levied upon the helicopters leased by us and imported into Brazil under a temporary regime and subject to re-export. In order to dispute such assessments and pursue our available legal remedies within the judicial system, we deposited the amounts at issue into an escrow account that serves as security and with the presiding judge in the matter controlling the release of such funds. We believe that, based on our interpretation of tax legislation and well established aviation industry practice, we are not required to pay such taxes and plan to defend this claim vigorously. At March 31, 2017, it is not possible to determine the outcome of this matter, but we do not expect that an adverse outcome would have a material effect on our business, financial position or results of operations.
As it relates to the specific cases referred to above, we currently anticipate that any administrative fine or penalty ultimately would not have a material effect on our financial position or results of operations. We have deposited $8.9 million into escrow accounts controlled by the court with respect to certain of the cases described above and have fully reserved such amounts subject to final determination and the judicial release of such escrow deposits. These estimates are based on our assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intentions and experience.
Other
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
For additional information about our contractual obligations and commercial commitments, refer to “Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments” contained in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes since such date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For additional information about our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2016. There has been no material change in our exposure to market risk during the Current Quarter, except as described below.
As of March 31, 2017, we had non-U.S. dollar denominated capital purchase commitments of €95.7 million ($102.2 million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. dollar equivalent of the non-hedged purchase commitment by $10.2 million. As of March 31, 2017, our Brazilian subsidiary maintained a non-U.S. dollar denominated working capital balance of R$20.5 million ($6.5 million). An adverse change of 10% in the underlying foreign currency exchange rate would reduce our working capital balance by $0.6 million.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2017. Based on their evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, as of March 31, 2017 solely because of the existence of the material weakness in internal controls over financial reporting described below.
Material Weakness in Internal Control Over Financial Reporting
In connection with its evaluation of the internal control over financial reporting for the year ended December 31, 2016, management identified the following deficiencies which collectively represent a material weakness in our internal controls over financial reporting:

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
While these issues did not result in any material misstatements on our consolidated financial statements, they did collectively represent a material weakness in internal control over financial reporting.
Remediation Process
Management is in the process of remediating the material weakness and has begun to implement additional controls, including a more detailed property and equipment capitalization policy, training and educating the applicable accounting and operational employees on the new policy, implementing improved controls over the classification and recording of property and equipment and implementing improved reconciliation controls. Specifically, these measures include: (i) further detailing, formalizing and documenting the procedures surrounding the classification of property and equipment in order to ensure consistent application of our policies; (ii) expanding management’s review of the related classification process; and (iii) expanding, formalizing and documenting additional analysis to be performed on our fixed asset register, including monthly, quarterly and annual reconciliations of the register. While we believe the remediation measures described above will remediate this material weakness going forward, the implementation of these controls is ongoing, and as we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address this material weakness or determine to modify the remediation steps described above.
We expect the remediation and testing of the additional controls noted above to be completed by the end of 2017 and believe the remediation measures will strengthen our internal control over financial reporting and remediate the material weakness identified.
Changes in Internal Controls Over Financial Reporting
During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting other than the controls to address the material weakness identified above.

PART II—OTHER INFORMATION

ITEM 1A.     RISK FACTORS
For additional information about our risk factors, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to this Item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the three months ended March 31, 2017:

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	3,018	$17.17	—	$22,934,076
February 1, 2017 - February 28, 2017	—	$—	—	$22,934,076
March 1, 2017 - March 31, 2017	—	$—	—	$22,934,076
____________________

(1)
Represents the purchase of shares of Common Stock by the Company to fund the attendant statutory minimum tax withholding cash obligations in connection with the vesting of restricted stock awards during a period when the employee holder was in possession of material, non-public information and unable to access the public markets to timely monetize the vesting shares.

ITEM 6.	EXHIBITS
The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Era Group Inc. (Registrant)

DATE:	May 2, 2017	By:	/s/ Andrew L. Puhala
Andrew L. Puhala, Senior Vice President, Chief Financial Officer

DATE:	May 2, 2017	By:	/s/ Jennifer Whalen
Jennifer Whalen, Vice President, Chief Accounting Officer

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase