Form 10-Q
period 2017-06-30
ERA GROUP INC.
filed 2017-08-08
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017              or

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
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of August 4, 2017 was 21,279,467. The Registrant has no other class of common stock outstanding.

ERA GROUP INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ERA GROUP INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (including $1,430 and $1,448 from VIEs in 2017 and 2016, respectively)	$28,878	$26,950
Receivables:
Trade, net of allowance for doubtful accounts of $1,249 and $1,219 in 2017 and 2016, respectively (including $4,788 and $5,989 from VIEs in 2017 and 2016, respectively)	32,824	32,470
Tax receivables (including $2,984 and $3,448 from VIEs in 2017 and 2016, respectively)	3,000	3,461
Other (including $881 and $1,019 from VIEs in 2017 and 2016, respectively)	3,172	2,716
Inventories, net (including $22 and $46 from VIEs in 2017 and 2016, respectively)	24,296	25,417
Prepaid expenses (including $95 and $158 from VIEs in 2017 and 2016, respectively)	2,518	1,579
Escrow deposits	—	3,777
Total current assets	94,688	96,370
Property and equipment (including $952 and $844 from VIEs in 2017 and 2016, respectively)	1,164,048	1,154,028
Accumulated depreciation (including $198 and $98 from VIEs in 2017 and 2016, respectively)	(353,830)	(332,219)
Property and equipment, net	810,218	821,809
Equity investments and advances	29,852	29,266
Intangible assets	1,129	1,137
Other assets (including $61 and $48 from VIEs in 2017 and 2016, respectively)	5,593	6,591
Total assets	$941,480	$955,173
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (including $1,976 and $1,788 from VIEs in 2017 and 2016, respectively)	$12,884	$8,876
Accrued wages and benefits (including $1,754 and $2,009 from VIEs in 2017 and 2016, respectively)	8,708	8,507
Accrued interest	527	529
Accrued income taxes	291	666
Accrued other taxes (including $505 and $773 from VIEs in 2017 and 2016, respectively)	1,145	1,447
Accrued contingencies (including $1,334 and $1,237 from VIEs in 2017 and 2016, respectively)	1,334	1,237
Current portion of long-term debt (including $638 and $615 from VIEs in 2017 and 2016, respectively)	2,161	2,139
Other current liabilities (including $8 from VIEs in 2017 and 2016)	2,590	2,222
Total current liabilities	29,640	25,623
Long-term debt (including $2,538 and $2,767 from VIEs in 2017 and 2016, respectively)	221,354	230,139
Deferred income taxes	222,724	225,472
Other liabilities	944	1,301
Total liabilities	474,662	482,535
Commitments and contingencies (see Note 8)
Redeemable noncontrolling interest	3,769	4,221
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,279,467 and 20,936,636 outstanding in 2017 and 2016, respectively, exclusive of treasury shares	215	211
Additional paid-in capital	441,595	438,489
Retained earnings	24,117	32,524
Treasury shares, at cost, 179,730 and 175,350 shares in 2017 and 2016, respectively	(2,968)	(2,899)
Accumulated other comprehensive income, net of tax	90	92
Total equity	463,049	468,417
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$941,480	$955,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating revenues	$57,878	$63,351	$112,405	$125,933
Costs and expenses:
Operating	41,335	47,396	79,092	91,703
Administrative and general	9,902	8,140	20,283	17,367
Depreciation and amortization	11,978	12,691	23,532	25,457
Total costs and expenses	63,215	68,227	122,907	134,527
Gains on asset dispositions, net	5,061	1,367	5,170	4,280
Operating loss	(276)	(3,509)	(5,332)	(4,314)
Other income (expense):
Interest income	185	403	435	704
Interest expense	(3,934)	(4,130)	(7,523)	(8,878)
Foreign currency gains (losses), net	(136)	329	(108)	610
Gain on debt extinguishment	—	518	—	518
Other, net	(8)	46	4	29
Total other income (expense)	(3,893)	(2,834)	(7,192)	(7,017)
Loss before income taxes and equity earnings	(4,169)	(6,343)	(12,524)	(11,331)
Income tax benefit	(726)	(1,232)	(2,829)	(2,246)
Loss before equity earnings	(3,443)	(5,111)	(9,695)	(9,085)
Equity earnings, net of tax	371	601	836	625
Net loss	(3,072)	(4,510)	(8,859)	(8,460)
Net loss attributable to noncontrolling interest in subsidiary	285	6,448	452	6,580
Net income (loss) attributable to Era Group Inc.	$(2,787)	$1,938	$(8,407)	$(1,880)

Income (loss) per common share:
Basic	$(0.13)	$0.09	$(0.41)	$(0.09)
Diluted	$(0.13)	$0.09	$(0.41)	$(0.09)

Weighted average common shares outstanding:
Basic	20,789,537	20,361,533	20,650,274	20,290,735
Diluted	20,789,537	20,364,382	20,650,274	20,290,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(3,072)	$(4,510)	$(8,859)	$(8,460)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(2)	—
Income tax benefit	—	—	—	—
Total other comprehensive loss	—	—	(2)	—
Comprehensive loss	(3,072)	(4,510)	(8,861)	(8,460)
Comprehensive loss attributable to noncontrolling interest in subsidiary	285	6,448	452	6,580
Comprehensive income (loss) attributable to Era Group Inc.	$(2,787)	$1,938	$(8,409)	$(1,880)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE NONCONTROLLING INTEREST AND EQUITY (unaudited, in thousands)

		Era Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Equity
December 31, 2016	$4,221	$211	$438,489	$32,524	$(2,899)	$92	$468,417
Issuance of common stock:
Restricted stock grants	—	3	(3)	—	—	—	—
Employee Stock Purchase Plan	—	1	462	—	—	—	463
Share award amortization	—	—	2,629	—	—	—	2,629
Cancellation of restricted stock	—	—	18	—	(18)	—	—
Purchase of treasury shares	—	—	—	—	(51)	—	(51)
Net loss	—	—	—	(8,859)	—	—	(8,859)
Net loss attributable to redeemable noncontrolling interest	(452)	—	—	452	—	—	452
Currency translation adjustments, net of tax		—	—	—	—	(2)	(2)
June 30, 2017	$3,769	$215	$441,595	$24,117	$(2,968)	$90	$463,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(8,859)	$(8,460)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,532	25,457
Share-based compensation	2,629	2,261
Bad debt expense, net	44	123
Gains on asset dispositions, net	(5,170)	(4,280)
Debt discount amortization	115	79
Amortization of deferred financing costs	565	439
Foreign currency losses (gains), net	58	(912)
Gain on debt extinguishment, net	—	(518)
Deferred income tax benefit	(2,747)	(2,492)
Equity earnings, net of tax	(836)	(625)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	(302)	11,833
Decrease (increase) in prepaid expenses and other assets	681	(993)
Increase in accounts payable, accrued expenses and other liabilities	3,664	6,649
Net cash provided by operating activities	13,374	28,561
Cash flows from investing activities:
Purchases of property and equipment	(12,524)	(5,106)
Proceeds from disposition of property and equipment	5,689	5,910
Return of helicopter deposits	—	544
Investments in and advances to equity investees	(126)	—
Principal payments on notes due from equity investees	375	357
Principal payments on third party notes receivable	94	136
Escrow deposits on like-kind exchanges, net	3,777	—
Net cash provided by (used in) investing activities	(2,715)	1,841
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	9,000	7,000
Payments on long-term debt	(18,162)	(9,093)
Extinguishment of long-term debt	—	(4,331)
Proceeds from share award plans	463	477
Purchase of treasury shares	(51)	(161)
Net cash used in financing activities	(8,750)	(6,108)
Effects of exchange rate changes on cash and cash equivalents	19	496
Net increase in cash and cash equivalents	1,928	24,790
Cash and cash equivalents, beginning of period	26,950	14,370
Cash and cash equivalents, end of period	$28,878	$39,160
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $451 and $0 in 2017 and 2016, respectively	$6,844	$7,894
Cash paid for income taxes	173	5
Supplemental disclosure of non-cash financing activities:
Notes payable contributed to subsidiary	—	6,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICY
The condensed consolidated financial statements include the accounts of Era Group Inc. and its consolidated subsidiaries. Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the “Company” refers to Era Group Inc. and its consolidated subsidiaries, and any reference to “Era Group” refers to Era Group Inc. without its subsidiaries. The condensed consolidated financial information for the three and six months ended June 30, 2017 and 2016 has been prepared by the Company and has not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of June 30, 2017, its results of operations for the three and six months ended June 30, 2017 and 2016, its comprehensive income for the three and six months ended June 30, 2017 and 2016, its changes in equity for the six months ended June 30, 2017, and its cash flows for the six months ended June 30, 2017 and 2016. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
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
Revenue Recognition. The Company recognizes revenues when they are realized or realizable and earned. Revenues are realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenues that do not meet these criteria are deferred until the criteria are met. The Company did not defer any revenue during the six months ended June 30, 2017 and 2016.
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
In May 2017, the FASB issued ASU 2017-09 - Compensation - Stock Compensation: Scope of Modification Accounting, which is designed to reduce diversity in practice and complexity when accounting for changes in the terms of a share-based payment award. ASU 2017-09 will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that period, and early adoption is permitted for any interim period for which financial statements have not yet been issued. The Company has not adopted ASU 2017-09 and believes such adoption will not have a material impact on its consolidated financial statements.

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

As of June 30, 2017 and December 31, 2016, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis.
The estimated fair values of the Company’s other financial assets and liabilities as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2017
LIABILITIES
Long-term debt, including current portion	$223,515	$—	$212,389	$—

December 31, 2016
LIABILITIES
Long-term debt, including current portion	$232,278	$—	$221,808	$—
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
From time to time, the Company enters into Qualified Exchange Accommodation Agreements with third parties to meet the like-kind exchange requirements of Section 1031 of the Internal Revenue Code and the provisions of Revenue Procedure 2000-37. In accordance with these provisions, the Company is permitted to deposit proceeds from the sale of assets into escrow accounts for the purpose of acquiring other assets and qualifying for the temporary deferral of realized taxable gains. Consequently, the Company establishes escrow accounts with financial institutions for the deposit of funds received on sales of equipment, which are designated for replacement property within a specified period of time. As of December 31, 2016, the Company had $3.8 million deposited in a like-kind exchange escrow account. During the second quarter of 2017, the Company used $2.8 million of the balance to make a final payment on a S92 heavy helicopter which completed the like-kind exchange transaction, and the remaining $1.0 million was returned to the Company.

4.	ACQUISITIONS AND DISPOSITIONS
Capital Expenditures. During the six months ended June 30, 2017, capital expenditures were $12.5 million and consisted primarily of helicopter acquisitions, deposits on future helicopter deliveries, spare helicopter parts and capitalized interest. In connection with the deferral of helicopter deliveries, the Company ceased capitalizing interest on helicopter deposits in the fourth quarter of 2015. The Company resumed capitalizing interest on deposits for certain helicopters in the fourth quarter of 2016. During the three months ended June 30, 2017 and 2016, the Company capitalized interest of less than $0.1 million and $0, respectively. During the six months ended June 30, 2017 and 2016, the Company capitalized interest of $0.5 million and $0, respectively. As of June 30, 2017 and December 31, 2016, construction in progress, which is a component of property and equipment, included capitalized interest of $1.8 million and $4.5 million, respectively. A summary of changes to our operating helicopter fleet is as follows:
Equipment Additions - During the six months ended June 30, 2017, the Company placed two AW189 heavy helicopters and one S92 heavy helicopter into service. The Company had no helicopter acquisitions during the six months ended June 30, 2016. The Company places helicopters in service once completion work has been finalized and the helicopters are ready for use.
Equipment Dispositions - During the six months ended June 30, 2017, the Company sold or otherwise disposed of two helicopters and other property and equipment for proceeds of $5.7 million and recognized gains of $5.2 million. During the six months ended June 30, 2016, the Company sold or otherwise disposed of property and equipment for proceeds of $5.9 million and recognized gains of $4.3 million.

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

The Company’s condensed consolidated balance sheets at June 30, 2017 and December 31, 2016 include assets of Aeróleo totaling $11.0 million and $12.9 million, respectively. The distribution of these assets to Era Group and its subsidiaries other than Aeróleo is subject to restrictions. The Company’s condensed consolidated balance sheets at June 30, 2017 and December 31, 2016 include liabilities of Aeróleo of $8.8 million and $9.2 million, respectively. The creditors for such liabilities do not have recourse to Era Group or its subsidiaries other than Aeróleo.
The Company’s condensed consolidated statements of operations for the three months ended June 30, 2017 and 2016 include operating revenues of $7.0 million and $6.5 million, respectively, and net loss of $2.6 million and $1.4 million, respectively, as a result of the consolidation of Aeróleo, including the effects of intercompany eliminations. The Company’s condensed consolidated statements of operations for the six months ended June 30, 2017 and 2016 include operating revenues of $17.2 million and $14.0 million, respectively, and net loss of $1.6 million and $2.1 million, respectively, as a result of the consolidation of Aeróleo, including the effects of intercompany eliminations.

6.	INCOME TAXES
During the three months ended June 30, 2017 and 2016, the Company recorded income tax benefit of $0.7 million and $1.2 million, respectively, resulting in effective tax rates of 17.4% and 19.4%, respectively. The decrease in effective tax rates is primarily due to not recognizing certain tax benefits associated with the Company’s foreign affiliates. During the six months ended June 30, 2017 and 2016, the Company recorded income tax benefit of $2.8 million and $2.2 million, respectively, resulting in effective tax rates of 22.6% and 19.8%, respectively. The increase in effective tax rates is primarily due to the release of deferred state tax liabilities related to jurisdictions in which the Company’s air medical contracts ended.
During the six months ended June 30, 2017 and 2016, there were no new uncertain tax positions identified. The Company’s 2015 federal income tax return is currently under examination by the Internal Revenue Service.
Amounts accrued for interest and penalties associated with unrecognized income tax benefits are included in other expense on the condensed consolidated statements of operations. As of June 30, 2017 and December 31, 2016, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $0.3 million.

7.	LONG-TERM DEBT
The Company’s borrowings as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30, 2017	December 31, 2016
7.750% Senior Notes (excluding unamortized discount)	$144,828	$144,828
Senior secured revolving credit facility	57,000	65,000
Promissory notes	22,334	23,166
Other	3,175	3,382
	227,337	236,376
Less: portion due within one year	(2,161)	(2,139)
Less: debt discount, net	(1,588)	(1,703)
Less: unamortized debt issuance costs	(2,234)	(2,395)
Total long-term debt	$221,354	$230,139
7.750% Senior Notes. On December 7, 2012, Era Group issued $200.0 million aggregate principal amount of its 7.750% senior unsecured notes due December 15, 2022 (the “7.750% Senior Notes”) and received net proceeds of $191.9 million. Interest on the 7.750% Senior Notes is payable semi-annually in arrears on June 15th and December 15th of each year.
Revolving Credit Facility. On March 31, 2014, Era Group entered into the amended and restated senior secured revolving credit facility (the “Amended and Restated Revolving Credit Facility”), and on October 27, 2016, the Company entered into the Consent and Amendment No. 3 to the Amended and Restated Revolving Credit Facility (the “Amendment No. 3” and the Amended and Restated Revolving Credit Facility, as amended, is referred to herein as the “Revolving Credit Facility”). The Revolving Credit Facility provides Era Group with the ability to borrow up to $200.0 million, with a sub-limit of up to $50.0 million for letters of credit, and matures in March 2019. Subject to the satisfaction of certain conditions precedent and the agreement by the lenders, the Revolving Credit Facility includes an “accordion” feature which, if exercised, will increase total commitments by up to $100.0 million. Era Group’s availability under the Revolving Credit Facility may be limited by the terms of the 7.750% Senior Notes.
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at Era Group’s election, either a base rate or LIBOR, each as defined in the Revolving Credit Facility, plus an applicable margin. The applicable margin is based on the Company’s ratio of funded debt to EBITDA, as defined in the Revolving Credit Facility, and ranges from 75 to 200 basis points on the base rate margin and 175 to 300 basis points on the LIBOR margin. The applicable margin as of June 30, 2017 was 125 basis points on the base rate margin and 225 basis points on the LIBOR margin. In addition, the Company is required to pay a quarterly commitment fee based on the average unfunded portion of the committed amount at a rate based on the Company’s ratio of funded debt to EBITDA, as defined in the Revolving Credit Facility, that ranges from 37.5 to 50 basis points. As of June 30, 2017, the commitment fee was 50 basis points.
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
As of June 30, 2017, Era Group had $57.0 million of outstanding borrowings under the Revolving Credit Facility and issued letters of credit of $1.3 million. In connection with the amendment of the Revolving Credit Facility in 2014, Era Group incurred debt issuance costs of $2.4 million. In connection with Amendment No. 3 entered into in 2016, which reduced the total commitment amount to $200.0 million, the Company wrote off previously incurred debt issuance costs of $0.5 million and incurred additional debt issuance costs of $0.9 million. Such costs are included in other assets on the condensed consolidated balance sheets and are amortized to interest expense in the condensed consolidated statements of operations over the life of the Revolving Credit Facility.
Aeróleo Debt. During the six months ended June 30, 2017 and 2016, the Company settled certain tax disputes in Brazil totaling $0.2 million and $2.5 million, respectively. Such amounts are included in other debt in the table above and bear interest at a rate equal to the overnight rate as published by the Central Bank of Brazil. During the six months ended June 30, 2016, the Company prepaid a $1.0 million loan to a third party in Brazil.
Promissory Notes. During the six months ended June 30, 2017 and 2016, the Company made scheduled payments on other long-term debt of $0.8 million and $1.0 million, respectively.

8.	COMMITMENTS AND CONTINGENCIES
Fleet. The Company’s unfunded capital commitments as of June 30, 2017 consisted primarily of agreements to purchase helicopters and totaled $114.8 million, of which $7.2 million is expected to become payable during the remainder of 2017 with the balance payable through 2019. The Company also had $1.3 million of deposits paid on options not yet exercised. The Company may terminate $110.6 million of its total commitments (inclusive of deposits paid on options not yet exercised) without further liability other than aggregate liquidated damages of $2.6 million.
Included in these commitments are orders to purchase five AW189 heavy helicopters, one S92 heavy helicopter and five AW169 light twin helicopters. The AW189 and S92 helicopters are scheduled to be delivered in 2018 and 2019. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company had outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery beginning in 2019 through 2020.
Brazilian Tax Disputes. The Company is disputing assessments of approximately $7.2 million in unaccrued taxes, penalties and interest levied by the municipal authorities of Rio de Janeiro (for the period between 2000 to 2005) and Macaé (for the period between 2001 to 2006) (collectively, the “Municipal Assessments”). The Company believes that, based on its interpretation of tax legislation supported by clarifying guidance provided by the Supreme Court of Brazil with respect to the issue in a 2006 ruling, it is in compliance with all applicable tax legislation, has paid all applicable taxes, penalties and interest and plans to defend these claims vigorously at the administrative levels in each jurisdiction. In the event the Municipal Assessments are upheld at the last administrative level, it may be necessary for the Company to deposit the amounts at issue as security to pursue further appeals. In 2015, the Company received a final, unfavorable ruling with respect to a similar assessment levied by the Rio de Janeiro State Treasury for the periods between 1994 to 1998 (the “1998 Assessments”). The 1998 Assessments were upheld without taking into consideration the benefit of the clarifying guidance issued by the Supreme Court following the assertion of the claims. The final adjudication of the 1998 Assessments requires payment of amounts that are within the established accruals, will be paid in multiple installments over time and are not expected to have a material effect on the Company’s financial position or results of operations. At June 30, 2017, it is not possible to determine the outcomes of the Municipal Assessments, but the Company does not expect that the outcomes would have a material adverse effect on its business, financial position or results of operations. In addition, it is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for any subsequent periods.

The Company is also disputing challenges raised by the Brazilian tax authorities with respect to certain tax credits applied by Aeróleo between 1995 to 2009. The tax authorities are seeking $2.3 million in additional taxes, interest and penalties. The Company believes that, based on its interpretation of tax legislation, it is in compliance with all applicable tax legislation and plans to defend this claim vigorously. At June 30, 2017, it is not possible to determine the outcome of this matter, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
The Company is disputing responsibility for $2.9 million of employer social security contributions required to have been remitted by one of its customers relating to the period from 1995 to 1998. Although the Company may be deemed co-responsible for such remittances under the local regulatory regime, the customer’s payments to the Company against presented invoices were made net of the specific remittances required to have been made by the customer and at issue in the claim. As such, the Company plans to defend this claim vigorously. At June 30, 2017, it is not possible to determine the outcome of this matter, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
The Company is disputing certain penalties that are being assessed by the State of Rio de Janeiro in respect of the Company’s alleged failure to submit accurate documentation and to fully comply with filing requirements with respect to certain value-added taxes.  The Company elected to make payment of $0.2 million in installments over time to satisfy a portion of these penalties.  Upon confirming with the asserting authority that the originally proposed penalties of $1.6 million with respect to the balance of the assessments were calculated based on amounts containing a typographical error, the aggregate penalties that remain in dispute total $0.4 million. At June 30, 2017, it is not possible to determine the outcome of this matter, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
The Company is disputing the imposition of $0.9 million in fines levied by the Brazilian customs authorities. These fines relate to the Company’s alleged failure to comply with certain deadlines under the temporary regime pursuant to which it imports helicopters into Brazil. In order to dispute such fines and pursue its legal remedies within the judicial system, the Company deposited certain amounts at issue as security into an escrow account with the presiding judge in the matters who controls the release of such funds pending the outcome. The Company believes its documentation evidences its timely compliance with the relevant deadlines. As such, the Company plans to defend these claims vigorously. At June 30, 2017, it is not possible to determine the outcome of these matters, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
The Company is disputing fines of $0.3 million sought by taxing authorities in Brazil following the final adjudication to disallow certain tax credits applied by the Company to offset certain social tax liabilities.  The fine is calculated as 50% of the incremental tax liability resulting from the disallowance of the tax credits and has been applied without taking into account the circumstances relating to the disallowance of such tax credits.  The constitutionality of such fines is under review by the Supreme Court in Brazil.  There are a number of cases in which taxpayers have received favorable rulings due to the unconstitutionality of the law.  As such, the Company plans to defend this claim vigorously.  At June 30, 2017, it is not possible to determine the outcome, but the Company does not expect that it would have a material adverse impact on its business, financial position or results of operations.
The Company is disputing contingent fees of $0.5 million sought by its former tax consultant that have been calculated based on unrealized tax savings attributed to the consultant’s suggested tax strategies. The Company contends that fees are due only upon realized tax savings. At June 30, 2017, it is not possible to determine the outcome of these matters, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
In the normal course of business, the Company may become involved in various employment-related litigation matters.   At June 30, 2017, it is not possible to determine the outcome of several claims wherein claimants are seeking judgments that are, in the aggregate, $0.1 million above the Company’s established accruals.  The Company does not expect that the outcome with respect to such claims would have a material adverse effect on its business, financial position or results of operations.
The Company is also disputing claims from the Brazilian tax authorities with respect to federal customs taxes levied upon the helicopters leased by the Company and imported into Brazil under a temporary regime and subject to re-export. In order to dispute such assessments and pursue its available legal remedies within the judicial system, the Company deposited the amounts at issue as security into an escrow account that serves as security and with the presiding judge in the matters controlling the release of such funds. The Company believes that, based on its interpretation of tax legislation and well established aviation industry practice, it is not required to pay such taxes and plans to defend these claims vigorously. At June 30, 2017, it is not possible to determine the outcome of this matter, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
As it relates to the specific cases referred to above, the Company currently anticipates that any administrative fine or penalty ultimately would not have a material effect on its financial position or results of operations. The Company has deposited $9.3 million into escrow accounts controlled by the court with respect to certain of the cases described above and has fully reserved such amounts subject to final determination and the judicial release of such escrow deposits. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intentions and experience.
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
In April 2014, the Company entered into a settlement agreement with Airbus Helicopters (formerly Eurocopter), a division of Airbus Group (formerly European Aeronautic Defense and Space Company), with respect to the extended suspension of operations of H225 heavy helicopters in 2012 and 2013. The settlement agreement provided for certain service and product credit discounts available to the Company to be applied against support services available from Airbus Helicopters covering spare parts, repair and overhaul, service bulletins, technical assistance or other services. During the six months ended June 30, 2016, the Company utilized credits in the amount of $1.7 million. As of September 30, 2016, the Company had utilized all credits available under the agreement.

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
Computations of basic and diluted earnings per common share of the Company for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to Era Group Inc.	$(2,787)	$1,938	$(8,407)	$(1,880)
Net income attributable to participating securities	—	48	—	—
Net income (loss) attributable to fully vested common stock	$(2,787)	$1,890	$(8,407)	$(1,880)
Shares:
Weighted average common shares outstanding - basic	20,789,537	20,361,533	20,650,274	20,290,735
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method(1)	—	2,849	—	—
Weighted average common shares outstanding - diluted	20,789,537	20,364,382	20,650,274	20,290,735
Income (loss) per common share:
Basic	$(0.13)	$0.09	$(0.41)	$(0.09)
Diluted	$(0.13)	$0.09	$(0.41)	$(0.09)
____________________

(1)
Excludes weighted average common shares of 275,851 and 283,764 for the three months ended June 30, 2017 and 2016, respectively, and 280,199 and 292,840 for the six months ended June 30, 2017 and 2016, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.

10.	RELATED PARTY TRANSACTIONS
The Company leases office space from SEACOR Holdings Inc. (“SEACOR”). During each of the three months ended June 30, 2017 and 2016, the Company incurred $0.1 million in rent and utilities, and during each of the six months ended June 30, 2017 and 2016, the Company incurred $0.2 million in rent and utilities. Such costs are included in administrative and general expense in the condensed consolidated statements of operations. As of both June 30, 2017 and December 31, 2016, the Company had a payable due to SEACOR of less than $0.1 million.
The Company purchased products from its Dart Holding Company Ltd. (“Dart”) joint venture totaling $0.2 million and $0.6 million during the three months ended June 30, 2017 and 2016, respectively. The Company purchased products from Dart totaling $0.3 million and $1.1 million during the six months ended June 30, 2017 and 2016, respectively. The Company also has a note receivable from Dart which had balances of $3.0 million and $3.2 million as of June 30, 2017 and December 31, 2016, respectively.
During the three months ended June 30, 2017 and 2016, the Company incurred fees of $0.1 million and $0.2 million, respectively, for simulator services from its Era Training Center, LLC (“ETC”) joint venture, and during each of the three months ended June 30, 2017 and 2016, the Company provided helicopter, management and other services to ETC of less than $0.1 million. During the six months ended June 30, 2017 and 2016, the Company incurred fees of $0.4 million and $0.3 million, respectively, for simulator services from ETC, and the Company provided helicopter, management and other services to ETC of $0.1 million and $0.2 million, respectively. The Company also has a note receivable from ETC which had a balance of $3.9 million and $4.0 million as of June 30, 2017 and December 31, 2016, respectively.
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
Restricted Stock Awards. The number of shares and weighted average grant price of restricted stock awards during the six months ended June 30, 2017 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested as of December 31, 2016	503,407	$14.60
Restricted stock awards granted:
Non-employee directors	30,853	$11.67
Employees	241,195	$11.55
Vested	(322,420)	$14.42
Forfeited	(1,362)	$14.12
Non-vested as of June 30, 2017	451,673	$12.90
The total fair value of shares vested during the six months ended June 30, 2017 and 2016, determined using the closing price on the grant date, was $4.6 million and $3.0 million, respectively.
Stock Options. The Company did not grant any stock options during the six months ended June 30, 2017.
Employee Stock Purchase Plan (“ESPP”). During the six months ended June 30, 2017, the Company issued 75,162 shares under the ESPP. On September 15, 2016, the ESPP was amended to, among other things, increase the number of shares reserved for issuance under the ESPP. As of June 30, 2017, 386,650 shares remain available for issuance under the ESPP.
Total share-based compensation expense, which includes stock options, restricted stock and the ESPP, was $2.6 million and $2.3 million for the six months ended June 30, 2017 and 2016, respectively.

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

Supplemental Condensed Consolidating Balance Sheet as of June 30, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$27,441	$—	$1,437	$—	$28,878
Receivables:
Trade, net of allowance for doubtful accounts of $1,249	—	27,553	5,271	—	32,824
Tax receivable	9	7	2,984	—	3,000
Other	—	2,213	959	—	3,172
Inventories, net	—	24,019	277	—	24,296
Prepaid expenses	516	1,809	193	—	2,518
Escrow deposits	—	—	—	—	—
Total current assets	27,966	55,601	11,121	—	94,688
Property and equipment	—	1,147,968	16,080	—	1,164,048
Accumulated depreciation	—	(351,829)	(2,001)	—	(353,830)
Property and equipment, net	—	796,139	14,079	—	810,218
Equity investments and advances	—	29,852	—	—	29,852
Investments in consolidated subsidiaries	172,974	—	—	(172,974)	—
Intangible assets	—	—	1,129	—	1,129
Deferred taxes	15,445	—	—	(15,445)	—
Intercompany receivables	444,558	—	—	(444,558)	—
Other assets	1,415	4,116	62	—	5,593
Total assets	$662,358	$885,708	$26,391	$(632,977)	$941,480
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$174	$10,347	$2,363	$—	$12,884
Accrued wages and benefits	—	6,905	1,803	—	8,708
Accrued interest	527	—	—	—	527
Accrued income taxes	—	259	32	—	291
Accrued other taxes	9	631	505	—	1,145
Accrued contingencies	—	—	1,334	—	1,334
Current portion of long-term debt	—	1,523	638	—	2,161
Other current liabilities	684	1,492	414	—	2,590
Total current liabilities	1,394	21,157	7,089	—	29,640
Long-term debt	198,005	20,811	2,538	—	221,354
Deferred income taxes	—	237,289	880	(15,445)	222,724
Intercompany payables	—	404,139	40,419	(444,558)	—
Other liabilities	—	944	—	—	944
Total liabilities	199,399	684,340	50,926	(460,003)	474,662
Redeemable noncontrolling interest	—	4	3,765	—	3,769
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,270,272 outstanding, exclusive of treasury shares	215	—	—	—	215
Additional paid-in capital	441,595	100,306	4,562	(104,868)	441,595
Retained earnings	24,117	100,968	(32,862)	(68,106)	24,117
Treasury shares, at cost, 179,730 shares	(2,968)	—	—	—	(2,968)
Accumulated other comprehensive income, net of tax	—	90	—	—	90
Total equity	462,959	201,364	(28,300)	(172,974)	463,049
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$662,358	$885,708	$26,391	$(632,977)	$941,480

Supplemental Condensed Consolidating Balance Sheet as of December 31, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$25,474	$—	$1,476	$—	$26,950
Receivables:
Trade, net of allowance for doubtful accounts of $1,219	39	26,118	6,313	—	32,470
Tax receivables	9	4	3,448	—	3,461
Other	—	1,658	1,058	—	2,716
Inventories, net	—	25,156	261	—	25,417
Prepaid expenses	359	976	244	—	1,579
Escrow deposits	—	3,777	—	—	3,777
Total current assets	25,881	57,689	12,800	—	96,370
Property and equipment	—	1,138,020	16,008	—	1,154,028
Accumulated depreciation	—	(330,735)	(1,484)	—	(332,219)
Net property and equipment	—	807,285	14,524	—	821,809
Equity investments and advances	—	29,266	—	—	29,266
Investments in consolidated subsidiaries	174,830	—	—	(174,830)	—
Intangible assets	—	—	1,137	—	1,137
Deferred income taxes	12,262	—	—	(12,262)	—
Intercompany receivables	460,623	—	—	(460,623)	—
Other assets	1,820	4,723	48	—	6,591
Total assets	$675,416	$898,963	$28,509	$(647,715)	$955,173
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$322	$6,273	$2,281	$—	$8,876
Accrued wages and benefits	—	6,446	2,061	—	8,507
Accrued interest	529	—	—	—	529
Accrued income taxes	—	653	13	—	666
Current portion of long-term debt	—	1,524	615	—	2,139
Accrued other taxes	29	645	773	—	1,447
Accrued contingencies	—	—	1,237	—	1,237
Other current liabilities	481	1,525	216	—	2,222
Total current liabilities	1,361	17,066	7,196	—	25,623
Long-term debt	205,730	21,642	2,767	—	230,139
Deferred income taxes	—	237,067	667	(12,262)	225,472
Intercompany payables	—	426,410	34,213	(460,623)	—
Other liabilities	—	1,301	—	—	1,301
Total liabilities	207,091	703,486	44,843	(472,885)	482,535
Redeemable noncontrolling interest	—	4	4,217	—	4,221
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,936,636 shares outstanding, exclusive of treasury shares	211	—	—	—	211
Additional paid-in capital	438,489	100,306	4,562	(104,868)	438,489
Retained earnings	32,524	95,075	(25,113)	(69,962)	32,524
Treasury shares, at cost, 175,350 shares	(2,899)	—	—	—	(2,899)
Accumulated other comprehensive income, net of tax	—	92	—	—	92
Total equity	468,325	195,473	(20,551)	(174,830)	468,417
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$675,416	$898,963	$28,509	$(647,715)	$955,173

Supplemental Condensed Consolidating Statements of Operations for the Three Months Ended June 30, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$51,598	$14,003	$(7,723)	$57,878
Costs and expenses:
Operating	—	33,178	15,880	(7,723)	41,335
Administrative and general	1,110	7,304	1,488	—	9,902
Depreciation	—	11,727	251	—	11,978
Total costs and expenses	1,110	52,209	17,619	(7,723)	63,215
Gains on asset dispositions, net	—	5,061	—	—	5,061
Operating income (loss)	(1,110)	4,450	(3,616)	—	(276)
Other income (expense):
Interest income	28	107	50	—	185
Interest expense	(3,721)	(159)	(54)	—	(3,934)
Foreign currency gains (losses), net	129	160	(425)	—	(136)
Other, net	—	1	(9)	—	(8)
Total other income (expense)	(3,564)	109	(438)	—	(3,893)
Income (loss) before income taxes and equity earnings	(4,674)	4,559	(4,054)	—	(4,169)
Income tax expense (benefit)	(1,307)	10	571	—	(726)
Income (loss) before equity earnings	(3,367)	4,549	(4,625)	—	(3,443)
Equity earnings, net of tax	—	371	—	—	371
Equity in earnings (losses) of subsidiaries	580	—	—	(580)	—
Net income (loss)	(2,787)	4,920	(4,625)	(580)	(3,072)
Net loss attributable to noncontrolling interest in subsidiary	—	—	285	—	285
Net income (loss) attributable to Era Group Inc.	$(2,787)	$4,920	$(4,340)	$(580)	$(2,787)

Supplemental Condensed Consolidating Statements of Operations for the Three Months Ended June 30, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$57,392	$17,788	$(11,829)	$63,351
Costs and expenses:
Operating	—	38,760	20,465	(11,829)	47,396
Administrative and general	871	6,875	394	—	8,140
Depreciation	—	12,414	277	—	12,691
Total costs and expenses	871	58,049	21,136	(11,829)	68,227
Gains on asset dispositions, net	—	1,367	—	—	1,367
Operating income	(871)	710	(3,348)	—	(3,509)
Other income (expense):
Interest income	9	119	275	—	403
Interest expense	(3,841)	(136)	(153)	—	(4,130)
Foreign currency gains (losses), net	(52)	(110)	491	—	329
Gain on debt extinguishment	518	—	—	—	518
Other, net	—	1	45	—	46
Total other income (expense)	(3,366)	(126)	658	—	(2,834)
Income (loss) before income taxes and equity earnings	(4,237)	584	(2,690)	—	(6,343)
Income tax benefit	(490)	(742)	—	—	(1,232)
Income (loss) before equity earnings	(3,747)	1,326	(2,690)	—	(5,111)
Equity losses, net of tax	—	601	—	—	601
Equity in earnings (losses) of subsidiaries	5,685	—	—	(5,685)	—
Net income (loss)	1,938	1,927	(2,690)	(5,685)	(4,510)
Net loss attributable to noncontrolling interest in subsidiary	—	6,349	99	—	6,448
Net income (loss) attributable to Era Group Inc.	$1,938	$8,276	$(2,591)	$(5,685)	$1,938

Supplemental Condensed Consolidating Statements of Operations for the Six Months Ended June 30, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$99,631	$29,403	$(16,629)	$112,405
Costs and expenses:
Operating	—	62,291	33,430	(16,629)	79,092
Administrative and general	2,975	14,342	2,966	—	20,283
Depreciation	—	23,047	485	—	23,532
Total costs and expenses	2,975	99,680	36,881	(16,629)	122,907
Gains on asset dispositions, net	—	5,170	—	—	5,170
Operating income (loss)	(2,975)	5,121	(7,478)	—	(5,332)
Other income (expense):
Interest income	49	218	168	—	435
Interest expense	(6,962)	(457)	(104)	—	(7,523)
Foreign currency gains (losses), net	154	168	(430)	—	(108)
Other, net	—	1	3	—	4
Total other income (expense)	(6,759)	(70)	(363)	—	(7,192)
Income (loss) before income taxes and equity earnings	(9,734)	5,051	(7,841)	—	(12,524)
Income tax expense (benefit)	(3,183)	(6)	360	—	(2,829)
Income (loss) before equity earnings	(6,551)	5,057	(8,201)	—	(9,695)
Equity earnings, net of tax	—	836	—	—	836
Equity in earnings (losses) of subsidiaries	(1,856)	—	—	1,856	—
Net income (loss)	(8,407)	5,893	(8,201)	1,856	(8,859)
Net loss attributable to noncontrolling interest in subsidiary	—	—	452	—	452
Net income (loss) attributable to Era Group Inc.	$(8,407)	$5,893	$(7,749)	$1,856	$(8,407)

Supplemental Condensed Consolidating Statements of Operations for the Six Months Ended June 30, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$116,477	$31,883	$(22,427)	$125,933
Costs and expenses:
Operating	—	75,368	38,762	(22,427)	91,703
Administrative and general	1,919	13,959	1,489	—	17,367
Depreciation	—	24,900	557	—	25,457
Total costs and expenses	1,919	114,227	40,808	(22,427)	134,527
Gains on asset dispositions, net	—	4,280	—	—	4,280
Operating income	(1,919)	6,530	(8,925)	—	(4,314)
Other income (expense):
Interest income	13	242	449	—	704
Interest expense	(8,184)	(284)	(410)	—	(8,878)
Foreign currency gains (losses), net	17	(224)	817	—	610
Gain on debt extinguishment	518	—	—	—	518
Other, net	—	1	28	—	29
Total other income (expense)	(7,636)	(265)	884	—	(7,017)
Income (loss) before income taxes and equity earnings	(9,555)	6,265	(8,041)	—	(11,331)
Income tax benefit	(1,719)	(527)	—	—	(2,246)
Income (loss) before equity earnings	(7,836)	6,792	(8,041)	—	(9,085)
Equity losses, net of tax	—	625	—	—	625
Equity in earnings (losses) of subsidiaries	5,956	—	—	(5,956)	—
Net income (loss)	(1,880)	7,417	(8,041)	(5,956)	(8,460)
Net loss attributable to noncontrolling interest in subsidiary	—	6,349	231	—	6,580
Net income (loss) attributable to Era Group Inc.	$(1,880)	$13,766	$(7,810)	$(5,956)	$(1,880)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended June 30, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(2,787)	$4,920	$(4,625)	$(580)	$(3,072)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—
Income tax benefit	—	—	—	—	—
Total other comprehensive income (loss)	—	—	—	—	—
Comprehensive income (loss)	(2,787)	4,920	(4,625)	(580)	(3,072)
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	—	285	—	285
Comprehensive income (loss) attributable to Era Group Inc.	$(2,787)	$4,920	$(4,340)	$(580)	$(2,787)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended June 30, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$1,938	$1,927	$(2,690)	$(5,685)	$(4,510)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—
Income tax benefit	—	—	—	—	—
Total other comprehensive loss	—	—	—	—	—
Comprehensive income (loss)	1,938	1,927	(2,690)	(5,685)	(4,510)
Comprehensive income attributable to noncontrolling interest in subsidiary	—	6,349	99	—	6,448
Comprehensive income (loss) attributable to Era Group Inc.	$1,938	$8,276	$(2,591)	$(5,685)	$1,938

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Six Months Ended June 30, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(8,407)	$5,893	$(8,201)	$1,856	$(8,859)
Other comprehensive loss:
Foreign currency translation adjustments	—	(2)	—	—	(2)
Income tax benefit	—	—	—	—	—
Total other comprehensive loss	—	(2)	—	—	(2)
Comprehensive income (loss)	(8,407)	5,891	(8,201)	1,856	(8,861)
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	—	452	—	452
Comprehensive income (loss) attributable to Era Group Inc.	$(8,407)	$5,891	$(7,749)	$1,856	$(8,409)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Six Months Ended June 30, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(1,880)	$7,417	$(8,041)	$(5,956)	$(8,460)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—
Income tax benefit	—	—	—	—	—
Total other comprehensive loss	—	—	—	—	—
Comprehensive income (loss)	(1,880)	7,417	(8,041)	(5,956)	(8,460)
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	6,349	231	—	6,580
Comprehensive income (loss) attributable to Era Group Inc.	$(1,880)	$13,766	$(7,810)	$(5,956)	$(1,880)

Supplemental Condensed Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$1,967	$11,086	$321	$—	$13,374
Cash flows from investing activities:
Purchases of property and equipment	—	(12,490)	(34)	—	(12,524)
Proceeds from disposition of property and equipment	—	5,689	—	—	5,689
Investments in and advances to equity method investees	—	(126)	—	—	(126)
Principal payments on notes due from equity investees	—	375	—	—	375
Principal payments on third party notes receivable	—	94	—	—	94
Escrow deposits on like-kind exchanges, net	—	3,777	—	—	3,777
Net cash provided by (used in) investing activities	—	(2,681)	(34)	—	(2,715)
Cash flows from financing activities:
Payments on long-term debt	—	(832)	(330)	(17,000)	(18,162)
Proceeds from Revolving Credit Facility	—	—	—	9,000	9,000
Proceeds from share award plans	—	—	—	463	463
Purchase of treasury shares	—	—	—	(51)	(51)
Borrowings and repayments of intercompany debt	—	(7,588)	—	7,588	—
Net cash used in financing activities	—	(8,420)	(330)	—	(8,750)
Effects of exchange rate changes on cash and cash equivalents	—	15	4	—	19
Net increase (decrease) in cash and cash equivalents	1,967	—	(39)	—	1,928
Cash and cash equivalents, beginning of period	25,474	—	1,476	—	26,950
Cash and cash equivalents, end of period	$27,441	$—	$1,437	$—	$28,878

Supplemental Condensed Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$28,465	$1,126	$(1,030)	$—	$28,561
Cash flows from investing activities:
Purchases of property and equipment	—	(4,974)	(132)	—	(5,106)
Proceeds from disposition of property and equipment	—	5,910	—	—	5,910
Return of helicopter deposit	—	544	—	—	544
Principal payments on notes due from equity investees	—	357	—	—	357
Principal payments on third party notes receivable	—	136	—	—	136
Net cash used in investing activities	—	1,973	(132)	—	1,841
Cash flows from financing activities:
Payments on long-term debt	—	(970)	(1,123)	(7,000)	(9,093)
Proceeds from Revolving Credit Facility	—	—	—	7,000	7,000
Extinguishment of long-term debt	—	—	—	(4,331)	(4,331)
Proceeds from share award plans	—	—	—	477	477
Purchase of treasury shares	—	—	—	(161)	(161)
Borrowings and repayments of intercompany debt	—	(4,015)	—	4,015	—
Net cash used in financing activities	—	(4,985)	(1,123)	—	(6,108)
Effects of exchange rate changes on cash and cash equivalents	—	320	176	—	496
Net increase (decrease) in cash and cash equivalents	28,465	(1,566)	(2,109)	—	24,790
Cash and cash equivalents, beginning of period	7,565	3,334	3,471	—	14,370
Cash and cash equivalents, end of period	$36,030	$1,768	$1,362	$—	$39,160

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016, included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2016.
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

•	the impact of declines in the global economy and financial markets;

•	the impact of fluctuations in foreign currency exchange rates on the Company’s asset values and cost to purchase helicopters, spare parts and related services;

•	risks related to investing in new lines of service without realizing the expected benefits;

•	risks of engaging in competitive processes or expending significant resources for strategic opportunities, with no guaranty of recoupment;

•	the Company’s reliance on a small number of helicopter manufacturers and suppliers;

•	the Company’s ongoing need to replace aging helicopters;

•	the Company’s reliance on the secondary helicopter market to dispose of older helicopters;

•	the Company’s reliance on information technology;

•	the impact of allocation of risk between the Company and its customers;

•	the liability, legal fees and costs in connection with providing emergency response services;

•	adverse weather conditions and seasonality;

•	risks associated with the Company’s debt structure;

•	the Company’s counterparty credit risk exposure;

•	the impact of operational and financial difficulties of the Company’s joint ventures and partners and the risks associated with identifying and securing joint venture partners when needed;

•	conflict with the other owners of the Company’s non-wholly owned subsidiaries and other equity investees;

•	adverse results of legal proceedings;

•	the Company’s ability to obtain insurance coverage and the adequacy and availability of such coverage;

•	the Company’s ability to remediate the material weakness in its internal controls over financial reporting described herein and in its Annual Report on Form 10-K for the year ended December 31, 2016;

•	the possibility of labor problems;

•	the attraction and retention of qualified personnel;

•	restrictions on the amount of foreign ownership of the Company’s common stock; and

•	various other matters and factors, many of which are beyond the Company’s control.
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
Overview
We are one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the U.S., which is our primary area of operations. Our helicopters are primarily used to transport personnel to, from and between offshore oil and gas production platforms, drilling rigs and other installations. In addition to serving the oil and gas industry, we provide emergency response services, including search and rescue and air medical capabilities, utility services and Alaska flightseeing tours, among other activities. We also provide helicopters and related services to third-party helicopter operators. We currently have customers in the U.S., Argentina, Brazil, Colombia, the Dominican Republic, India and Suriname.
We charter the majority of our helicopters through master service agreements, subscription agreements, long-term contracts, day-to-day charter arrangements and dry-leases. Master service agreements and subscription agreements typically require a fixed monthly fee plus incremental payments based on hours flown. These agreements have fixed terms ranging from one month to five years and generally may be canceled without penalty upon 30-90 days’ notice. Generally, these contracts do not commit our customers to acquire specific amounts of services or minimum flight hours and permit our customers to decrease the number of helicopters under contract with a corresponding decrease in the fixed monthly payments without penalty. Day-to-day charter arrangements call for either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate with a minimum number of hours to be charged. Dry-leases require a fixed monthly fee for the customer’s right to use the helicopter and, where applicable, a charge based on hours flown as compensation for any maintenance, parts, and/or personnel support that we may provide to the customer. Dry-leases have fixed terms from several months to five years and, in limited circumstances, may be canceled without penalty upon written notice. Emergency response services consist of services provided under contracts with hospitals or under a subscription basis directly with the end users. With respect to flightseeing operations, we allocate block space to cruise lines and seats are sold directly to customers.
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
Recent Developments
In April 2016, an Airbus Helicopters H225 (also known as an EC225LP) model helicopter operated by a global competitor was involved in an accident in Norway. The helicopter was carrying eleven passengers and two crew members. The accident resulted in thirteen fatalities. The Accident Investigation Board Norway (“AIBN”) published preliminary reports that contained findings from the investigation into the accident in May and June 2016. Pursuant to a safety recommendation published by the AIBN, a number of regulatory authorities issued safety directives suspending operations, with limited exceptions, of all Airbus H225 and AS332 L2 model helicopters registered in their jurisdictions, and a number of customers and operators voluntarily suspended operations of those two helicopter models. On October 7, 2016, the European Aviation Safety Agency (EASA) issued an Airworthiness Directive which provides for additional maintenance and inspection requirements to allow these helicopters to return to service. On December 9, 2016, the Federal Aviation Administration in the United States issued an Alternative Means of Compliance (“AMOC”) that also provides for additional maintenance and inspection requirements to allow these helicopters to return to service in the United States. In February and April 2017, the AIBN published additional preliminary reports that updated and expanded findings from the investigation into the accident. The AIBN’s investigation remains ongoing. On July 7, 2017, the civil aviation authorities in each of Norway and the United Kingdom, the major European markets for H225 helicopters, announced plans to remove the restrictions on the operations of Airbus H225 and AS332 L2 model helicopters subject to the implementation of modifications and enhanced safety measures developed by Airbus and the execution of a plan of checks, modifications and inspections. On July 20, 2017, the civil aviation authorities in each of Norway and the United Kingdom published directives that set forth the requirements with respect to the return to service of these helicopter models. Prior to a return to service, an operator must comply with an EASA directive issued on June 23, 2017 that requires the replacement of, and prescribes reduced service limits and inspections with respect to, identified parts and the installation of, and prescribes maintenance protocols with respect to, a new EASA-approved full flow magnetic plug device to support the inspection of the main gearbox oil system particle detection. In addition, an operator must develop a return to service plan for the applicable helicopter model that must be approved by the relevant regulatory authority. Such a plan would need to include a detailed safety case, outlining specific maintenance processes, tooling and training requirements.
Since the accident, we believe that H225 helicopters have only returned to service in oil and gas missions in a few countries in Asia. Any broad-based return to service of the Airbus H225 and AS332 L2 helicopter models for future oil and gas operations will be impacted by market receptivity, which will be dependent upon the confidence in the safety case relating to the operations of these helicopter models amongst oil and gas customers and the labor unions representing their employees. We will not operate the H225 helicopters in our fleet unless and until we can develop a detailed safety case that demonstrates the H225 model helicopter can be operated safely.
We own nine H225 helicopters, including five that are currently located in the U.S., three that are currently located in Brazil and one that is currently located in Norway. As of June 30, 2017, the net book value of our H225 helicopters and related inventory of parts and equipment was $156.5 million. During this suspension of H225 helicopter operations, we have and expect to continue to utilize other heavy and medium helicopters to service our operations.  Although we do not expect the near-term impact of the suspension to be material to our financial condition or results of operations, at this time we cannot anticipate how long the suspension of H225 helicopter operations will last, the market receptivity of the H225 helicopter for future oil and gas operations, the potential impact on residual values of these helicopters and the impact a long-term suspension could have on our operating results or financial condition.

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	(in thousands)%		(in thousands)%		(in thousands)%		(in thousands)%
Operating Revenues:
United States	$37,202	64	$43,676	69	$71,403	64	$88,396	70
Foreign	20,676	36	19,675	31	41,002	36	37,537	30
Total operating revenues	57,878	100	63,351	100	112,405	100	125,933	100
Costs and Expenses:
Operating:
Personnel	15,685	27	18,717	30	31,099	28	35,852	28
Repairs and maintenance	13,922	24	14,562	23	24,013	21	28,829	23
Insurance and loss reserves	1,312	2	1,680	3	2,420	2	3,071	2
Fuel	2,832	5	3,347	5	5,661	5	6,040	5
Leased-in equipment	275	—	250	—	574	1	520	—
Other	7,309	13	8,840	14	15,325	14	17,391	14
Total operating expenses	41,335	71	47,396	75	79,092	71	91,703	72
Administrative and general	9,902	17	8,140	13	20,283	18	17,367	14
Depreciation and amortization	11,978	21	12,691	20	23,532	21	25,457	20
Total costs and expenses	63,215	109	68,227	108	122,907	110	134,527	106
Gains on asset dispositions, net	5,061	9	1,367	2	5,170	5	4,280	3
Operating loss	(276)	—	(3,509)	(6)	(5,332)	(5)	(4,314)	(3)
Other income (expense):
Interest income	185	—	403	1	435	—	704	1
Interest expense	(3,934)	(7)	(4,130)	(6)	(7,523)	(7)	(8,878)	(7)
Foreign currency gains (losses), net	(136)	—	329	—	(108)	—	610	—
Gain on debt extinguishment	—	—	518	1	—	—	518	—
Other, net	(8)	—	46	—	4	—	29	—
Total other income (expense)	(3,893)	(7)	(2,834)	(4)	(7,192)	(7)	(7,017)	(6)
Loss before income taxes and equity earnings	(4,169)	(7)	(6,343)	(10)	(12,524)	(12)	(11,331)	(9)
Income tax benefit	(726)	(1)	(1,232)	(2)	(2,829)	(3)	(2,246)	(2)
Loss before equity earnings	(3,443)	(6)	(5,111)	(8)	(9,695)	(9)	(9,085)	(7)
Equity earnings, net of tax	371	1	601	1	836	1	625	—
Net loss	(3,072)	(5)	(4,510)	(7)	(8,859)	(8)	(8,460)	(7)
Net loss attributable to noncontrolling interest in subsidiary	285	—	6,448	10	452	—	6,580	5
Net income (loss) attributable to Era Group Inc.	$(2,787)	(5)	$1,938	3	$(8,407)	(8)	$(1,880)	(2)

Operating Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	(in thousands)%		(in thousands)%		(in thousands)%		(in thousands)%
Operating revenues:
Oil and gas: (1)
U.S.	$32,081	55	$34,585	55	$62,422	55	$72,329	58
International	14,284	25	16,848	27	31,451	28	30,902	24
Total oil and gas	46,365	80	51,433	82	93,873	83	103,231	82
Dry-leasing	6,606	11	2,827	4	9,885	9	6,822	5
Emergency response services(2)	2,771	5	6,597	10	6,511	6	13,386	11
Flightseeing	2,136	4	2,494	4	2,136	2	2,494	2
	$57,878	100	$63,351	100	$112,405	100	$125,933	100
____________________

(1)	Primarily oil and gas activities, but also includes revenues from utility services such as firefighting.

(2)	Includes search and rescue and air medical services.

Current Quarter compared to Prior Year Quarter
Operating Revenues. Operating revenues were $5.5 million lower in the three months ended June 30, 2017 (the “Current Quarter”) compared to the three months ended June 30, 2016 (the “Prior Year Quarter”).
Operating revenues from U.S. oil and gas operations were $2.5 million lower in the Current Quarter. Operating revenues from light twin and single engine helicopters were $2.7 million and $2.0 million lower, respectively, primarily due to lower utilization. Operating revenues from medium helicopters were $2.6 million higher primarily due to higher utilization and higher average rates. Operating revenues from heavy helicopters were $0.1 million higher primarily due to higher average rates. Miscellaneous revenues were $0.6 million lower primarily due to the recognition of a contract termination fee in the Prior Year Quarter.
Operating revenues from international oil and gas operations were $2.6 million lower in the Current Quarter. Operating revenues in Suriname decreased by $1.3 million primarily due to the end of short-term contracts. Operating revenues in Brazil decreased by $1.2 million primarily due to lower utilization and lower average rates, partially offset by the strengthening of the Brazilian real relative to the U.S. dollar.
Revenues from dry-leasing activities were $3.8 million higher in the Current Quarter primarily due to $3.7 million of lease return charges on helicopters returned to the Company upon the conclusion of lease contracts.
Operating revenues from emergency response services were $3.8 million lower in the Current Quarter primarily due to a $2.1 million reduction as a result of fewer search and rescue (“SAR”) subscribers and decreased SAR flight hours and a $1.7 million reduction as a result of the end of air medical contracts subsequent to the Prior Year Quarter.
Operating revenues from flightseeing operations were $0.4 million lower in the Current Quarter primarily due to lower utilization.
Operating Expenses. Operating expenses were $6.1 million lower in the Current Quarter. Personnel costs were $3.0 million lower primarily due to a reduction in headcount. Repairs and maintenance expenses were $0.6 million lower primarily due to a $1.8 million decrease in power-by-the-hour (“PBH”) expense as a result of fewer flight hours and the utilization of PBH credits, partially offset by an increase of $0.4 million related to the timing of repairs and a net reduction in vendor credits of $0.8 million. Fuel expense was $0.5 million lower primarily due to fewer flight hours. Insurance and loss reserves were $0.4 million lower primarily due to a reduction in premiums. Other operating expenses were $1.5 million lower primarily due to reduced activity in the U.S.
Administrative and General. Administrative and general expenses were $1.8 million higher in the Current Quarter primarily due to higher professional services fees of $0.9 million, the recognition of a bad debt recovery in Brazil of $0.8 million in the Prior Year Quarter and higher personnel expenses of $0.3 million primarily due to severance expenses related to changes in senior management in the Current Quarter.
Depreciation and Amortization. Depreciation and amortization expense was $0.7 million lower in the Current Quarter primarily due to certain assets becoming fully depreciated and asset dispositions subsequent to the Prior Year Quarter, partially offset by new helicopters placed in service in the Current Quarter.
Gains on Asset Dispositions, Net.  In the Current Quarter, we sold or otherwise disposed of a hangar in Alaska, two helicopters and capital parts for proceeds of $5.6 million, resulting in gains of $5.1 million. In the Prior Year Quarter, we sold or otherwise disposed of two helicopters and related equipment for proceeds of $1.9 million, resulting in gains of $1.4 million.
Operating Income (Loss). Operating loss as a percentage of revenues was 0% in the Current Quarter compared to 6% in the Prior Year Quarter. Excluding gains on asset dispositions, operating loss as a percentage of revenues was 9% in the Current Quarter compared to 8% in the Prior Year Quarter. The increase in operating loss as a percentage of revenues in the Current Quarter was primarily due to increased administrative and general expenses as described above.
Foreign Currency Gains (Losses), net. Foreign currency losses were $0.1 million in the Current Quarter compared to foreign currency gains of $0.3 million in the Prior Year Quarter.
Gain on Debt Extinguishment. Gain on debt extinguishment was $0.5 million in the Prior Year Quarter due to the repurchase of $5.0 million of our 7.750% Senior Notes.
Income Tax Benefit. Income tax benefit was $0.5 million lower in the Current Quarter primarily due to a lower pre-tax loss, partially offset by the release of deferred state tax liabilities related to jurisdictions in which the Company’s air medical contracts ended.
Equity Earnings, Net of Tax. Equity earnings, net of tax, were $0.2 million lower in the Current Quarter primarily due to lower earnings at our Dart Holding Company Ltd. (“Dart”) joint venture.

Net Loss Attributable to Noncontrolling Interest in Subsidiary. During the Prior Year Quarter, we and our partner in Aeróleo each contributed notes payable to us by Aeroleo as a contribution of additional capital into Aeroleo. As a result of this transaction, we reduced total debt by the $6.3 million notes that were contributed by our partner in Aeroleo and recorded a $6.3 million loss attributable to noncontrolling interest in subsidiary.
Current Six Months compared to Prior Six Months
Operating Revenues. Operating revenues were $13.5 million lower in the six months ended June 30, 2017 (the “Current Six Months”) compared to the six months ended June 30, 2016 (the “Prior Six Months”).
Operating revenues from oil and gas operations in the U.S. were $9.9 million lower in the Current Six Months. Operating revenues from light twin, single engine and heavy helicopters were $5.6 million, $3.2 million and $1.3 million lower, respectively, primarily due to lower utilization. Operating revenues from medium helicopters were $0.9 million higher primarily due to higher utilization and higher average rates. Miscellaneous revenues were $0.8 million lower primarily due to the recognition of a contract termination fee in the Prior Six Months.
Operating revenues from international oil and gas operations were $0.5 million higher in the Current Six Months primarily due to higher average rates in Suriname. Operating revenues in Brazil decreased due to lower utilization and lower average rates, but this was offset by the strengthening of the Brazilian real relative to the U.S. dollar.
Revenues from dry-leasing activities were $3.1 million higher in the Current Six Months primarily due to $3.7 million of lease return charges on helicopters returned to the Company upon the conclusion of lease contracts, partially offset by leases that ended subsequent to the Prior Six Months.
Operating revenues from emergency response services were $6.9 million lower in the Current Six Months primarily due to a $4.4 million reduction as a result of fewer SAR subscribers and decreased SAR flight hours and a $2.4 million reduction as a result of the end of air medical contracts during the Current Six Months.
Operating revenues from flightseeing activities were $0.4 million lower in the Current Six Months primarily due to lower utilization.
Operating Expenses. Operating expenses were $12.6 million lower in the Current Six Months. Repairs and maintenance expenses were $4.8 million lower primarily due to a $3.5 million decrease related to lower PBH expense as a result of fewer flight hours and a $3.2 million decrease related to the timing of repairs. These decreases were partially offset by a net reduction in vendor credits of $2.0 million. Personnel costs were $4.8 million lower primarily due to a reduction in headcount in the U.S., partially offset by severance expenses in Brazil in the Current Six Months. Insurance and loss reserves were $0.7 million lower primarily due to a reduction in premiums. Fuel expense was $0.4 million lower primarily due to reduced flight hours. Other operating expenses were $2.1 million lower primarily due to reduced activity in the U.S.
Administrative and General. Administrative and general expenses were $2.9 million higher in the Current Six Months primarily due to increases of $2.1 million in professional services fees, $0.5 million in compensation and employee costs primarily due to severance expenses related to changes in senior management, and $0.8 million due to the recognition of a bad debt recovery in Brazil in the Prior Six Months. These increases were partially offset by an aggregate decrease of $0.5 million in information technology, office and facilities and other general and administrative costs.
Depreciation and Amortization. Depreciation and amortization expense was $1.9 million lower in the Current Six Months primarily due to certain assets becoming fully depreciated and asset dispositions subsequent to the Prior Six Months, partially offset by new helicopters placed in service in the Current Six Months.
Gains on Asset Dispositions, Net.  In the Current Six Months, we sold or otherwise disposed of a hangar in Alaska, two helicopters, capital parts and non-aircraft assets for gains of $5.2 million. In the Prior Six Months, we sold or otherwise disposed of a hangar in Alaska, four helicopters and related equipment for gains of $4.3 million.
Operating Income (Loss). Operating loss as a percentage of revenues was 5% in the Current Six Months compared to 3% in the Prior Six Months. Excluding gains on asset dispositions, operating loss as a percentage of revenues was 9% in the Current Six Months compared to 7% in the Prior Six Months. The increase in operating loss as a percentage of revenues in the Current Six Months was primarily due to increased administrative and general expenses as described above.
Interest Expense. Interest expense was $1.4 million lower in the Current Six Months primarily due to lower outstanding debt balances and the resumption of the capitalization of interest on certain helicopter deposits in the Current Six Months compared to the expensing of previously capitalized interest in the Prior Six Months due to the refund of helicopter deposits.
Foreign Currency Gains (Losses), net. Foreign currency losses were $0.1 million in the Current Six Months. Foreign currency gains were $0.6 million in the Prior Six Months primarily due to strengthening of the Brazilian real.

Gain on Debt Extinguishment. Gain on debt extinguishment was $0.5 million in the Prior Six Months due to the repurchase of $5.0 million of our 7.750% Senior Notes.
Income Tax Benefit. Income tax benefit was $0.6 million higher in the Current Six Months primarily due to the release of deferred state tax liabilities related to jurisdictions in which the Company’s air medical contracts ended.
Net Loss Attributable to Noncontrolling Interest in Subsidiary. During the Prior Six Months, we and our partner in Aeróleo each contributed notes payable to us by Aeroleo as a contribution of additional capital into Aeroleo. As a result of this transaction, we reduced total debt by the $6.3 million notes that were contributed by our partner in Aeroleo and recorded a $6.3 million loss attributable to noncontrolling interest in subsidiary.
Fleet Count
The following shows details of our helicopter fleet as of June 30, 2017.

	Owned	Leased-in	Total	Max. Pass.(1)	Cruise Speed (mph)	Approx. Range (miles)	Average Age(2) (years)
Heavy:
S92	3	—	3	19	175	620	1
H225	9	—	9	19	162	582	7
AW189	4	—	4	16	173	490	1
	16	—	16

Medium:
AW139	36	—	36	12	173	426	7
S76 C+/C++	5	—	5	12	161	348	10
B212	6	—	6	11	115	299	38
	47	—	47

Light—twin engine:
A109	7	—	7	7	161	405	11
EC135	13	2	15	7	138	288	9
EC145	3	—	3	9	150	336	9
BK117	—	2	2	9	150	336	N/A
BO105	3	—	3	4	138	276	28
	26	4	30

Light—single engine:
A119	14	—	14	7	161	270	10
AS350	26	—	26	5	138	361	21
	40	—	40
Total Fleet	129	4	133				12
____________________

(1)	In typical configuration for our operations.

(2)	Reflects the average age of helicopters that are owned by us.
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
As of June 30, 2017, we had unfunded capital commitments of $114.8 million, consisting primarily of agreements to purchase helicopters, including five AW189 heavy helicopters, one S92 heavy helicopter and five AW169 light twin helicopters.

The AW189 and S92 helicopters are scheduled to be delivered in 2018 and 2019. Delivery dates for the AW169 helicopters have yet to be determined. Of these commitments, $7.2 million are payable in 2017, with the remaining commitments payable through 2019, and $110.6 million of the commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability to us other than aggregate liquidated damages of $2.6 million. In addition, we had outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery beginning in 2019 through 2020.
We expect to finance the remaining acquisition costs for these helicopters through a combination of cash on hand, cash provided by operating activities, asset sales and borrowings under our Revolving Credit Facility.
Summary of Cash Flows

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$13,374	$28,561
Investing activities	(2,715)	1,841
Financing activities	(8,750)	(6,108)
Effect of exchange rate changes on cash and cash equivalents	19	496
Net increase (decrease) in cash and cash equivalents	$1,928	$24,790
Operating Activities
Cash flows provided by operating activities decreased by $15.2 million in the Current Six Months compared to the Prior Six Months. The components of cash flows provided by operating activities during the Current Six Months and Prior Six Months were as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Operating income before depreciation and gains on asset dispositions, net	$13,030	$16,863
Changes in operating assets and liabilities before interest and income taxes	4,299	16,982
Interest paid, net of capitalized interest of $451 and $0 in 2017 and 2016, respectively	(6,844)	(7,894)
Income taxes paid	(173)	(5)
Other	3,062	2,615
Total cash flows provided by operating activities	$13,374	$28,561
Operating income before depreciation and gains on asset dispositions, net was $3.8 million lower in the Current Six Months compared to the Prior Six Months primarily due to a decrease in operating revenues of $13.5 million and an increase in administrative and general expenses of $2.9 million, partially offset by a decrease in operating expenses of $12.6 million. See “Results of Operations” above for an explanation of the primary causes of these variances.
During the Current Six Months, changes in operating assets and liabilities before interest and income taxes provided cash flows of $4.3 million primarily due to an increase in accounts payable and accrued expenses. During the Prior Six Months, changes in operating assets and liabilities before interest and income taxes provided cash flows of $17.0 million primarily due to a decrease in receivables and an increase in payables and accrued liabilities, partially offset by an increase in prepaid expenses and other assets.
Interest paid, net of capitalized interest, was $1.1 million lower primarily due to the resumption of the capitalization of interest on certain pending helicopter deliveries and a lower outstanding balance and commitment amount on our Revolving Credit Facility.
Net non-cash expenses increased by $0.4 million compared to the Prior Six Months primarily due to an increase in equity award amortization.
Investing Activities
During the Current Six Months, net cash used in investing activities was $2.7 million primarily as follows:

•	Capital expenditures were $12.5 million, which consisted primarily of helicopter acquisitions, deposits on future helicopter deliveries, spare helicopter parts and capitalized interest.

•	Proceeds from the disposition of property and equipment were $5.7 million.

•	Proceeds from escrow deposits were $3.8 million.

•	Net principal payments received from equity investees and third parties were $0.5 million.

•	Investments in and advances to equity method investees were $0.1 million.
During the Prior Six Months, net cash provided by investing activities was $1.8 million primarily as follows:

•	Proceeds from the disposition of property and equipment were $5.9 million.

•	Capital expenditures were $5.1 million, which consisted primarily of spare helicopter parts, equipment and building improvements.

•	Return of helicopter deposits were $0.5 million.

•	Net principal payments received from equity investees and third parties were $0.5 million.
Financing Activities
During the Current Six Months, net cash used in financing activities was $8.8 million primarily as follows:

•	Principal payments on long-term debt, including our Revolving Credit Facility, were $18.2 million.

•	Proceeds from additional borrowings under our Revolving Credit Facility were $9.0 million.

•	Proceeds from share award plans were $0.5 million.
During the Prior Six Months, net cash used in financing activities was $6.1 million primarily as follows:

•	Principal payments on long-term debt, including our Revolving Credit Facility, were $9.1 million.

•	Proceeds from additional borrowings under our Revolving Credit Facility were $7.0 million.

•	Cash used for the repurchase of a portion of our 7.750% Senior Notes was $4.3 million

•	Proceeds from share award plans were $0.5 million.

•	Cash used for the repurchase of treasury shares was $0.2 million.
Revolving Credit Facility
As of June 30, 2017, our Revolving Credit Facility provided us with the ability to borrow up to $200.0 million, with a sub-limit of up to $50.0 million for letters of credit. The Revolving Credit Facility includes an “accordion” feature which, if exercised and subject to agreement by the lenders and the satisfaction of certain conditions, will increase total commitments by up to $100.0 million. Our availability under the Revolving Credit Facility may be limited by the terms of the 7.750% Senior Notes and certain maintenance covenants specified under the Revolving Credit Facility. As of June 30, 2017, $57.0 million was outstanding under the Revolving Credit Facility, and based on our operating results through June 30, 2017, we have the ability to borrow an additional $134.0 million under the Revolving Credit Facility.
Senior Notes
On December 7, 2012, we completed an offering of $200.0 million aggregate principal amount of our 7.750% Senior Notes due December 15, 2022. Interest on the notes is payable semi-annually in arrears on June 15th and December 15th of each year. From time to time, we may opportunistically repurchase our 7.750% Senior Notes in open market or privately negotiated transactions on terms we believe to be favorable. As of June 30, 2017, $144.8 million in aggregate principal amount of the 7.750% Senior Notes remains outstanding. We may also redeem the 7.750% Senior Notes at any time and from time to time at a premium as specified in the indenture governing the 7.750% Senior Notes.
Promissory Notes
In December 2010, we entered into two promissory notes to purchase a heavy and a medium helicopter. We refinanced the notes upon their maturity in December 2015. The notes bear interest at the one-month LIBOR rate plus 181 basis points and require monthly principal and interest payments of $0.1 million with final payments totaling $16.8 million due in December 2020.
Aeróleo Debt
During the six months ended June 30, 2017 and 2016, we settled certain tax disputes in Brazil totaling $0.2 million and $2.5 million, respectively. As of June 30, 2017 and December 31, 2016, we had installments totaling $3.2 million and $3.4 million, respectively, that were due to applicable taxing authorities. Such amounts bear interest at a rate equal to the overnight rate as published by the Central Bank of Brazil.
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
Short and Long-Term Liquidity Requirements
We anticipate that we will generate positive cash flows from operating activities and that these cash flows will be adequate to meet our working capital requirements. During the six months ended June 30, 2017, our cash provided by operating activities was $13.4 million. To support our capital expenditure program and/or other liquidity requirements, we may use operating cash flow, cash balances or proceeds from sales of assets, issue debt or equity, borrow under our Revolving Credit Facility or undertake any combination of the foregoing.
Our availability of long-term financing is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, capital expenditures and a reasonable return on investment. Management will continue to closely monitor our liquidity as well as the capital and other financing markets.
Off-Balance Sheet Arrangements
On occasion, we and our partners will guarantee certain obligations on behalf of our joint ventures. As of June 30, 2017, we had no such guarantees in place.
Contingencies
Brazilian Tax Disputes
We are disputing assessments of approximately $7.2 million in unaccrued taxes, penalties and interest levied by the municipal authorities of Rio de Janeiro (for the period between 2000 to 2005) and Macaé (for the period between 2001 to 2006) (collectively, the “Municipal Assessments”). We believe that, based on our interpretation of tax legislation supported by clarifying guidance provided by the Supreme Court of Brazil with respect to the issue in a 2006 ruling, we are in compliance with all applicable tax legislation, have paid all applicable taxes, penalties and interest and plan to defend these claims vigorously at the administrative levels in each jurisdiction. In the event the Municipal Assessments are upheld at the last administrative level, it may be necessary for us to deposit the amounts at issue as security to pursue further appeals. In 2015, we received a final, unfavorable ruling with respect to a similar assessment levied by the Rio de Janeiro State Treasury for the periods between 1994 to 1998 (the “1998 Assessments”). The 1998 Assessments were upheld without taking into consideration the benefit of the clarifying guidance issued by the Supreme Court following the assertion of the claims. The final adjudication of the 1998 Assessments requires payment of amounts that are within the established accruals, will be paid in multiple installments over time and are not expected to have a material effect on our financial position or results of operations. At June 30, 2017, it is not possible to determine the outcomes of the Municipal Assessments, but we do not expect that the outcomes would have a material effect on our business, financial position or results of operations. In addition, it is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for any subsequent periods.
We are also disputing challenges raised by the Brazilian tax authorities with respect to certain tax credits applied by Aeróleo between 1995 to 2009. The tax authorities are seeking $2.3 million in additional taxes, interest and penalties. We believe that, based on our interpretation of tax legislation, we are in compliance with all applicable tax legislation and plan to defend this claim vigorously. At June 30, 2017, it is not possible to determine the outcome of this matter, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
We are disputing responsibility for $2.9 million of employer social security contributions required to have been remitted by one of our customers relating to the period from 1995 to 1998. Although we may be deemed co-responsible for such remittances under the local regulatory regime, the customer’s payments to us against presented invoices were made net of the specific remittances required to have been made by the customer and at issue in the claim. As such, we plan to defend this claim vigorously. At June 30, 2017, it is not possible to determine the outcome of this matter, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
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

At June 30, 2017, it is not possible to determine the outcome of this matter, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
We are disputing the imposition of $0.9 million in fines levied by the Brazilian customs authorities. These fines relate to our alleged failure to comply with certain deadlines under the temporary regime pursuant to which we import helicopters into Brazil. In order to dispute such fines and pursue our legal remedies within the judicial system, we deposited certain amounts at issue as security into an escrow account with the presiding judge in the matters who controls the release of such funds pending the outcome. We believe our documentation evidences our timely compliance with the relevant deadlines. As such, we plan to defend this case vigorously. At June 30, 2017, it is not possible to determine the outcome of these matters, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
We are disputing fines of $0.3 million sought by taxing authorities in Brazil following the final adjudication to disallow certain tax credits we applied to offset certain social tax liabilities.  The fine is calculated as 50% of the incremental tax liability resulting from the disallowance of the tax credits and has been applied without taking into account the circumstances relating to the disallowance of such tax credits.  The constitutionality of such fines is under review by the Supreme Court in Brazil.  There are a number of cases in which taxpayers have received favorable rulings due to the unconstitutionality of the law.  As such, we plan to defend this claim vigorously.  At June 30, 2017, it is not possible to determine the outcome, but we do not expect that it would have a material adverse impact on our business, financial position or results of operations.
We are disputing contingent fees of $0.5 million sought by our former tax consultant that have been calculated based on unrealized tax savings attributed to the consultant’s suggested tax strategies. Our contention is that fees are due only upon realized tax savings. At June 30, 2017, it is not possible to determine the outcome of these matters, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
In the normal course of business, we become involved in various employment-related litigation matters.   At June 30, 2017, it is not possible to determine the outcome of several claims wherein claimants are seeking amounts that, in the aggregate, are $0.1 million above our established accruals.  We do not expect that the outcome with respect to such claims would have a material adverse effect on our business, financial position or results of operations.
We are also disputing claims from the Brazilian tax authorities with respect to federal customs taxes levied upon the helicopters leased by us and imported into Brazil under a temporary regime and subject to re-export. In order to dispute such assessments and pursue our available legal remedies within the judicial system, we deposited the amounts at issue into an escrow account that serves as security and with the presiding judge in the matter controlling the release of such funds. We believe that, based on our interpretation of tax legislation and well established aviation industry practice, we are not required to pay such taxes and plan to defend this claim vigorously. At June 30, 2017, it is not possible to determine the outcome of this matter, but we do not expect that an adverse outcome would have a material effect on our business, financial position or results of operations.
As it relates to the specific cases referred to above, we currently anticipate that any administrative fine or penalty ultimately would not have a material effect on our financial position or results of operations. We have deposited $9.3 million into escrow accounts controlled by the court with respect to certain of the cases described above and have fully reserved such amounts subject to final determination and the judicial release of such escrow deposits. These estimates are based on our assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intentions and experience.
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
As of June 30, 2017, we had non-U.S. dollar denominated capital purchase commitments of €95.7 million ($109.3million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. dollar equivalent of the non-hedged purchase commitment by $10.9 million. As of June 30, 2017, our Brazilian subsidiary maintained a non-U.S. dollar denominated working capital balance of R$15.1 million ($4.6 million). An adverse change of 10% in the underlying foreign currency exchange rate would reduce our working capital balance by $0.4 million.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2017. Based on their evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, as of June 30, 2017 solely because of the existence of the material weakness in internal controls over financial reporting described below.
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
Changes in Internal Controls Over Financial Reporting
During the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting other than the controls to address the material weakness identified above.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the three months ended June 30, 2017:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	—	$—	—	$22,934,076
May 1, 2017 - May 31, 2017	—	$—	—	$22,934,076
June 1, 2017 - June 30, 2017	—	$—	—	$22,934,076

ITEM 6.	EXHIBITS
The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Era Group Inc. (Registrant)

DATE:	August 8, 2017	By:	/s/ Jennifer D. Whalen
Jennifer D. Whalen, Vice President, Acting Chief Financial Officer

EXHIBIT INDEX

10.1	Separation and Consulting Agreement by and between Andrew L. Puhala and Era Helicopters, LLC
31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase