Form 10-Q
period 2017-09-30
ERA GROUP INC.
filed 2017-11-09
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017              or

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
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of November 3, 2017 was 21,328,653. The Registrant has no other class of common stock outstanding.

ERA GROUP INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ERA GROUP INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (including $1,275 and $1,448 from VIEs in 2017 and 2016, respectively)	$26,896	$26,950
Receivables:
Trade, net of allowance for doubtful accounts of $1,227 and $1,219 in 2017 and 2016, respectively (including $6,155 and $5,989 from VIEs in 2017 and 2016, respectively)	38,608	32,470
Tax receivables (including $2,795 and $3,448 from VIEs in 2017 and 2016, respectively)	2,811	3,461
Other (including $823 and $1,019 from VIEs in 2017 and 2016, respectively)	2,486	2,716
Inventories, net (including $38 and $46 from VIEs in 2017 and 2016, respectively)	21,985	25,417
Prepaid expenses (including $34 and $158 from VIEs in 2017 and 2016, respectively)	2,439	1,579
Escrow deposits	—	3,777
Total current assets	95,225	96,370
Property and equipment (including $869 and $844 from VIEs in 2017 and 2016, respectively)	983,798	1,154,028
Accumulated depreciation (including $216 and $98 from VIEs in 2017 and 2016, respectively)	(299,294)	(332,219)
Property and equipment, net	684,504	821,809
Equity investments and advances	29,894	29,266
Intangible assets	1,126	1,137
Other assets (including $68 and $48 from VIEs in 2017 and 2016, respectively)	5,021	6,591
Total assets	$815,770	$955,173
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (including $2,233 and $1,788 from VIEs in 2017 and 2016, respectively)	$15,326	$8,876
Accrued wages and benefits (including $2,034 and $2,009 from VIEs in 2017 and 2016, respectively)	8,350	8,507
Accrued interest	3,325	529
Accrued income taxes	38	666
Accrued other taxes (including $528 and $773 from VIEs in 2017 and 2016, respectively)	2,098	1,447
Accrued contingencies (including $1,288 and $1,237 from VIEs in 2017 and 2016, respectively)	1,288	1,237
Current portion of long-term debt (including $667 and $615 from VIEs in 2017 and 2016, respectively)	2,191	2,139
Other current liabilities (including $9 and $8 from VIEs in 2017 and 2016, respectively)	2,406	2,222
Total current liabilities	35,022	25,623
Long-term debt (including $2,483 and $2,767 from VIEs in 2017 and 2016, respectively)	215,025	230,139
Deferred income taxes	177,704	225,472
Other liabilities	1,069	1,301
Total liabilities	428,820	482,535
Commitments and contingencies (see Note 9)
Redeemable noncontrolling interest	4,002	4,221
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,328,653 and 20,936,636 outstanding in 2017 and 2016, respectively, exclusive of treasury shares	215	211
Additional paid-in capital	442,948	438,489
Retained earnings	(57,331)	32,524
Treasury shares, at cost, 180,430 and 175,350 shares in 2017 and 2016, respectively	(2,974)	(2,899)
Accumulated other comprehensive income, net of tax	90	92
Total equity	382,948	468,417
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$815,770	$955,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating revenues	$61,385	$65,006	$173,790	$190,939
Costs and expenses:
Operating	43,987	40,371	123,079	132,074
Administrative and general	10,928	9,504	31,211	26,871
Depreciation and amortization	12,103	12,519	35,635	37,976
Total costs and expenses	67,018	62,394	189,925	196,921
Gains (losses) on asset dispositions, net	(122)	(246)	5,048	4,034
Loss on impairment	(117,018)	—	(117,018)	—
Operating income (loss)	(122,773)	2,366	(128,105)	(1,948)
Other income (expense):
Interest income	206	466	641	1,170
Interest expense	(4,097)	(4,003)	(11,620)	(12,881)
Foreign currency gains (losses), net	12	(33)	(96)	577
Gain on debt extinguishment	—	—	—	518
Other, net	(33)	34	(29)	63
Total other income (expense)	(3,912)	(3,536)	(11,104)	(10,553)
Loss before income taxes and equity earnings	(126,685)	(1,170)	(139,209)	(12,501)
Income tax expense (benefit)	(45,237)	69	(48,066)	(2,177)
Loss before equity earnings	(81,448)	(1,239)	(91,143)	(10,324)
Equity earnings, net of tax	233	437	1,069	1,062
Net loss	(81,215)	(802)	(90,074)	(9,262)
Net loss (income) attributable to noncontrolling interest in subsidiary	(233)	242	219	6,822
Net loss attributable to Era Group Inc.	$(81,448)	$(560)	$(89,855)	$(2,440)

Loss per common share, basic and diluted:	$(3.91)	$(0.03)	$(4.34)	$(0.12)

Weighted average common shares outstanding, basic and diluted:	20,844,376	20,384,348	20,715,686	20,322,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(81,215)	$(802)	$(90,074)	$(9,262)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(2)	—
Income tax benefit	—	—	—	—
Total other comprehensive loss	—	—	(2)	—
Comprehensive loss	(81,215)	(802)	(90,076)	(9,262)
Comprehensive loss (income) attributable to noncontrolling interest in subsidiary	(233)	242	219	6,822
Comprehensive loss attributable to Era Group Inc.	$(81,448)	$(560)	$(89,857)	$(2,440)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE NONCONTROLLING INTEREST AND EQUITY (unaudited, in thousands)

		Era Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Equity
December 31, 2016	$4,221	$211	$438,489	$32,524	$(2,899)	$92	$468,417
Issuance of common stock:
Restricted stock grants	—	3	(3)	—	—	—	—
Employee Stock Purchase Plan	—	1	835	—	—	—	836
Share award amortization	—	—	3,604	—	—	—	3,604
Cancellation of restricted stock	—	—	23	—	(23)	—	—
Purchase of treasury shares	—	—	—	—	(52)	—	(52)
Net loss	—	—	—	(90,074)	—	—	(90,074)
Net loss attributable to redeemable noncontrolling interest	(219)	—	—	219	—	—	219
Currency translation adjustments, net of tax		—	—	—	—	(2)	(2)
September 30, 2017	$4,002	$215	$442,948	$(57,331)	$(2,974)	$90	$382,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(90,074)	$(9,262)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,635	37,976
Share-based compensation	3,604	3,479
Bad debt expense, net	47	324
Gains on asset dispositions, net	(5,048)	(4,034)
Debt discount amortization	174	133
Amortization of deferred financing costs	850	684
Foreign currency losses (gains), net	47	(842)
Gain on debt extinguishment, net	—	(518)
Loss on impairment	117,018	—
Deferred income tax benefit	(48,057)	(2,822)
Equity earnings, net of tax	(1,069)	(1,062)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	(5,107)	11,174
Decrease in prepaid expenses and other assets	828	2,228
Increase in accounts payable, accrued expenses and other liabilities	9,080	9,025
Net cash provided by operating activities	17,928	46,483
Cash flows from investing activities:
Purchases of property and equipment	(13,121)	(10,712)
Proceeds from disposition of property and equipment	5,690	6,138
Return of helicopter deposits	—	544
Investments in and advances to equity investees	(126)	—
Principal payments on notes due from equity investees	564	539
Principal payments on third party notes receivable	94	212
Escrow deposits on like-kind exchanges, net	3,777	—
Net cash used in investing activities	(3,122)	(3,279)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	9,000	7,000
Payments on long-term debt	(24,745)	(29,538)
Extinguishment of long-term debt	—	(4,331)
Proceeds from share award plans	836	836
Purchase of treasury shares	(52)	(161)
Net cash used in financing activities	(14,961)	(26,194)
Effects of exchange rate changes on cash and cash equivalents	101	764
Net increase (decrease) in cash and cash equivalents	(54)	17,774
Cash and cash equivalents, beginning of period	26,950	14,370
Cash and cash equivalents, end of period	$26,896	$32,144
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $451 and $0 in 2017 and 2016, respectively	$7,798	$8,847
Cash paid (refunded) for income taxes	427	(5,974)
Supplemental disclosure of non-cash financing activities:
Notes payable contributed to subsidiary	—	6,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICY
The condensed consolidated financial statements include the accounts of Era Group Inc. and its consolidated subsidiaries. Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the “Company” refers to Era Group Inc. and its consolidated subsidiaries, and any reference to “Era Group” refers to Era Group Inc. without its subsidiaries. The condensed consolidated financial information for the three and nine months ended September 30, 2017 and 2016 has been prepared by the Company and has not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of September 30, 2017, its results of operations for the three and nine months ended September 30, 2017 and 2016, its comprehensive income for the three and nine months ended September 30, 2017 and 2016, its changes in equity for the nine months ended September 30, 2017, and its cash flows for the nine months ended September 30, 2017 and 2016. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
During the three months ended September 30, 2017, the Company identified and corrected adjustments which increased operating expense by $0.2 million, administrative and general expense by $0.7 million, loss on impairment by $0.3 million and income tax benefit by $0.9 million. The adjustments relate to the years ended December 31, 2016, 2015 and 2014 and prior years and the three months ended March 31, 2017 and June 30, 2017 and were immaterial individually and in the aggregate to each of the prior periods. The effect of correcting the errors in the current year is also expected to be immaterial to the 2017 annual financial statements. The Company does not believe the adjustments are material to its consolidated financial statements.
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
Revenue Recognition. The Company recognizes revenues when they are realized or realizable and earned. Revenues are realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenues that do not meet these criteria are deferred until the criteria are met. The Company did not defer any revenue during the nine months ended September 30, 2017 and 2016.
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
New Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 - Revenue From Contracts With Customers, which will base revenue recognition on the contract between a vendor and customer and will require reporting entities to allocate the transaction price to various performance obligations in a contract and recognize revenues when those performance obligations are satisfied. In March 2016, the FASB issued ASU 2016-08 - Revenue from Contracts With Customers, in April 2016, the FASB issued ASU 2016-10 - Revenue from Contracts With Customers, in May 2016, the FASB issued ASU 2016-12 - Revenue from Contracts With Customers, in December 2016, the FASB issued ASU 2016-20 - Technical Corrections and Improvements to Topic 606, Revenue from Contracts With Customers, all of which provide guidance on the application of certain principles in ASU 2014-09. Each of ASU 2014-09, 2016-08, 2016-10 and 2016-12 will be effective for annual reporting periods beginning after December 15, 2017 and any interim periods within that period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 and any interim periods within that period. The Company intends to adopt each of ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 in 2018 using the modified retrospective application. The Company has reviewed its contracts with customers and evaluated its performance obligations under each contract and does not expect the adoption of these updates to have a material impact on its consolidated financial statements.
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

In September 2017, the FASB issued ASU 2017-13 - Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, which clarifies the adoption date of Topics 606 and 842 for public business entities that would not otherwise meet the definition of a public business entity except for the inclusion of its financial statements in another public entity’s filings. It states that such entities are not required to comply with the adoption dates for public entities. The Company’s joint venture investments do not intend to adopt Topics 606 and 842 with public business entities; this is not expected to have a material impact on the Company’s consolidated financial statements.

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
As of September 30, 2017 and December 31, 2016, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis.
The estimated fair values of the Company’s other financial assets and liabilities as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2017
LIABILITIES
Long-term debt, including current portion	$217,216	$—	$207,328	$—

December 31, 2016
LIABILITIES
Long-term debt, including current portion	$232,278	$—	$221,808	$—
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
Capital Expenditures. During the nine months ended September 30, 2017, capital expenditures were $13.1 million and consisted primarily of helicopter acquisitions, deposits on future helicopter deliveries, spare helicopter parts and capitalized interest. In connection with the deferral of helicopter deliveries, the Company ceased capitalizing interest on helicopter deposits in the fourth quarter of 2015. The Company resumed capitalizing interest on deposits for certain helicopters in the fourth quarter of 2016. The Company did not capitalize any interest during the three months ended September 30, 2017 and 2016. During the nine months ended September 30, 2017 and 2016, the Company capitalized interest of $0.5 million and $0, respectively. As of September 30, 2017 and December 31, 2016, construction in progress, which is a component of property and equipment, included capitalized interest of $1.8 million and $4.5 million, respectively. A summary of changes to our operating helicopter fleet is as follows:
Equipment Additions - During the nine months ended September 30, 2017, the Company placed two AW189 heavy helicopters and one S92 heavy helicopter into service. The Company had no helicopter acquisitions during the nine months ended

September 30, 2016. The Company places helicopters in service once completion work has been finalized and the helicopters are ready for use.
Equipment Dispositions - During the nine months ended September 30, 2017, the Company sold or otherwise disposed of two helicopters and other property and equipment for proceeds of $5.7 million and recognized gains of $5.0 million. During the nine months ended September 30, 2016, the Company sold or otherwise disposed of property and equipment for proceeds of $6.1 million and recognized gains of $4.0 million.

5.	IMPAIRMENT OF LONG-LIVED ASSETS
In April 2016, an Airbus Helicopters H225 model helicopter (also known as an EC225LP) operated by a global competitor was involved in an accident in Norway resulting in thirteen fatalities. The Accident Investigation Board Norway (“AIBN”) published preliminary reports that contained findings from the investigation into the accident in May and June 2016. Pursuant to a safety recommendation published by the AIBN, a number of regulatory authorities issued safety directives suspending operations, with limited exceptions, of all Airbus H225 and AS332 L2 model helicopters registered in their jurisdictions, and a number of customers and operators voluntarily suspended operations of those two helicopter models. On October 7, 2016, the European Aviation Safety Agency (“EASA”) issued an Airworthiness Directive which provides for additional maintenance and inspection requirements to allow these helicopters to return to service. On December 9, 2016, the Federal Aviation Administration in the United States issued an Alternative Means of Compliance (“AMOC”) that also provides for additional maintenance and inspection requirements to allow these helicopters to return to service in the United States. In February and April 2017, the AIBN published additional preliminary reports that updated and expanded findings from the investigation into the accident. On July 7, 2017, the civil aviation authorities in each of Norway and the United Kingdom, the major European markets for H225 helicopters, announced plans to remove the restrictions on the operations of Airbus H225 and AS332 L2 model helicopters subject to the implementation of modifications and enhanced safety measures developed by Airbus and the execution of a plan of checks, modifications and inspections. On July 20, 2017, the civil aviation authorities in each of Norway and the United Kingdom published directives that set forth the requirements with respect to the return to service of these helicopter models. Prior to a return to service, an operator must develop a return to service plan for the applicable helicopter model that must be approved by the relevant regulatory authority. Such a plan would need to include a detailed safety case, outlining specific maintenance processes, tooling and training requirements. In addition, these directives mandate that an operator must comply with an EASA directive issued on June 23, 2017 that requires the replacement of, and prescribes reduced service limits and inspections with respect to, identified parts and the installation of, and prescribes maintenance protocols with respect to, a new EASA-approved full flow magnetic plug device to support the inspection of the main gearbox oil system particle detection.
These and other events led the Company to conclude that the cash flows associated with its H225 heavy helicopters are largely independent from the cash flows associated with the remainder of the fleet and should be evaluated separately for impairment. The Company performed an impairment analysis on the H225 helicopters, capital parts and related inventory and determined that the projected undiscounted cash flows over the remaining useful life were less than the carrying amount. In determining the fair value, the Company used a cost approach, which begins with the replacement cost of a new asset and adjusts for age and functional and economic obsolescence. The inputs used in the Company’s fair value estimate were from Level 3 of the fair value hierarchy discussed in Note 2 above. The Company determined that the book value exceeded the fair value and recorded a $117 million impairment charge in the three months ended September 30, 2017.

6.	VARIABLE INTEREST ENTITIES
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
The Company’s condensed consolidated balance sheets at September 30, 2017 and December 31, 2016 include assets of Aeróleo totaling $11.8 million and $12.9 million, respectively. The distribution of these assets to Era Group and its subsidiaries other than Aeróleo is subject to restrictions. The Company’s condensed consolidated balance sheets at September 30, 2017 and December 31, 2016 each include liabilities of Aeróleo of $9.2 million. The creditors for such liabilities do not have recourse to Era Group or its subsidiaries other than Aeróleo.
The Company’s condensed consolidated statements of operations for the three months ended September 30, 2017 and 2016 include operating revenues of $9.3 million and $7.5 million, respectively, and net income of $0.4 million and net loss of $2.4 million, respectively, as a result of the consolidation of Aeróleo, including the effects of intercompany eliminations. The

Company’s condensed consolidated statements of operations for the nine months ended September 30, 2017 and 2016 include operating revenues of $26.5 million and $21.6 million, respectively, and net loss of $1.3 million and $4.5 million, respectively, as a result of the consolidation of Aeróleo, including the effects of intercompany eliminations.

7.	INCOME TAXES
During the three months ended September 30, 2017 and 2016, the Company recorded income tax benefit of $45.2 million and expense of $0.1 million, respectively, resulting in effective tax rates of 35.7% and (5.9)%, respectively. The increase in effective tax rates is primarily due to the impairment charge related to the Company’s H225 helicopters and smaller losses in the Company’s foreign affiliates in which certain tax benefits are not recognized. During the nine months ended September 30, 2017 and 2016, the Company recorded income tax benefit of $48.1 million and $2.2 million, respectively, resulting in effective tax rates of 34.5% and 17.4%, respectively. The increase in effective tax rates is primarily due to the impairment charge related to the Company’s H225 helicopters, the release of deferred state tax liabilities related to jurisdictions in which the Company’s air medical contracts ended and smaller losses in the Company’s foreign affiliates in which certain tax benefits are not recognized.
During the nine months ended September 30, 2017 and 2016, there were no new uncertain tax positions identified. The Company’s 2015 federal income tax return is currently under examination by the Internal Revenue Service.
Amounts accrued for interest and penalties associated with unrecognized income tax benefits are included in other expense on the condensed consolidated statements of operations. As of September 30, 2017 and December 31, 2016, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $0.3 million.

8.	LONG-TERM DEBT
The Company’s borrowings as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017	December 31, 2016
7.750% Senior Notes (excluding unamortized discount)	$144,828	$144,828
Senior secured revolving credit facility	51,000	65,000
Promissory notes	21,919	23,166
Other	3,150	3,382
	220,897	236,376
Less: portion due within one year	(2,191)	(2,139)
Less: debt discount, net	(1,529)	(1,703)
Less: unamortized debt issuance costs	(2,152)	(2,395)
Total long-term debt	$215,025	$230,139
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
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at Era Group’s election, either a base rate or LIBOR, each as defined in the Revolving Credit Facility, plus an applicable margin. The applicable margin is based on the Company’s ratio of funded debt to EBITDA, as defined in the Revolving Credit Facility, and ranges from 75 to 200 basis points on the base rate margin and 175 to 300 basis points on the LIBOR margin. The applicable margin as of September 30, 2017 was 125 basis points on the base rate margin and 225 basis points on the LIBOR margin. In addition, the Company is required to pay a quarterly commitment fee based on the average unfunded portion of the committed amount at a rate based on the Company’s ratio of funded debt to EBITDA, as defined in the Revolving Credit Facility, that ranges from 37.5 to 50 basis points. As of September 30, 2017, the commitment fee was 50 basis points.

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
As of September 30, 2017, Era Group had $51.0 million of outstanding borrowings under the Revolving Credit Facility and issued letters of credit of $1.3 million. In connection with the amendment of the Revolving Credit Facility in 2014, Era Group incurred debt issuance costs of $2.4 million. In connection with Amendment No. 3 entered into in 2016, which reduced the total commitment amount to $200.0 million, the Company wrote off previously incurred debt issuance costs of $0.5 million and incurred additional debt issuance costs of $0.9 million. Such costs are included in other assets on the condensed consolidated balance sheets and are amortized to interest expense in the condensed consolidated statements of operations over the life of the Revolving Credit Facility.
Aeróleo Debt. During the nine months ended September 30, 2017 and 2016, the Company settled certain tax disputes in Brazil totaling $0.2 million and $2.5 million, respectively. Such amounts are included in other debt in the table above and bear interest at a rate equal to the overnight rate as published by the Central Bank of Brazil. During the nine months ended September 30, 2016, the Company prepaid a $1.0 million loan to a third party in Brazil.
On October 31, 2017, the Company made an election to settle certain existing and disputed Brazilian tax obligations included in other debt in the table above pursuant to a recently introduced Tax Regularization Settlement Special Program (known as Programa Especial de Regularização Tributária or “PERT”) with a combination of cash payments totaling 24% of the aggregate obligation and utilization of accumulated net operating losses.  The cash payments will be made in monthly installments through August 2019.  The settlement is not expected to have a negative impact on the Company’s financial statements.
Promissory Notes. During the nine months ended September 30, 2017 and 2016, the Company made scheduled payments on other long-term debt of $1.2 million and $1.4 million, respectively.

9.	COMMITMENTS AND CONTINGENCIES
Fleet. The Company’s unfunded capital commitments as of September 30, 2017 consisted primarily of agreements to purchase helicopters and totaled $118.6 million, of which $7.4 million is expected to become payable during the remainder of 2017 with the balance payable through 2019. The noncancellable portion of the Company’s commitments payable during the remainder of 2017 is $2.8 million. The Company also had $1.3 million of deposits paid on options not yet exercised. The Company may terminate $114.3 million of its total commitments (inclusive of deposits paid on options not yet exercised) without further liability other than aggregate liquidated damages of $2.6 million.
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
Brazilian Tax Disputes. The Company is disputing assessments of approximately $7.4 million in unaccrued taxes, penalties and interest levied by the municipal authorities of Rio de Janeiro (for the period between 2000 to 2005) and Macaé (for the period between 2001 to 2006) (collectively, the “Municipal Assessments”). The Company believes that, based on its interpretation of tax legislation supported by clarifying guidance provided by the Supreme Court of Brazil with respect to the issue in a 2006 ruling, it is in compliance with all applicable tax legislation, has paid all applicable taxes, penalties and interest and plans to defend these claims vigorously at the administrative levels in each jurisdiction. In the event the Municipal Assessments are upheld at the last administrative level, it may be necessary for the Company to deposit the amounts at issue as security to pursue further appeals. In 2015, the Company received a final, unfavorable ruling with respect to a similar assessment levied by the Rio de Janeiro State Treasury for the periods between 1994 to 1998 (the “1998 Assessments”). The 1998 Assessments were upheld without taking into consideration the benefit of the clarifying guidance issued by the Supreme Court following the assertion of the claims. The final adjudication of the 1998 Assessments requires payment of amounts that are within the established accruals, will be paid in multiple installments over time and are not expected to have a material effect on the Company’s financial position or results of operations. At September 30, 2017, it is not possible to determine the outcomes of the Municipal Assessments, but the Company does not expect that the outcomes would have a material adverse effect on its business, financial position or results of operations. In addition, it is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for any subsequent periods.

The Company is also disputing challenges raised by the Brazilian tax authorities with respect to certain tax credits applied by Aeróleo between 1995 to 2009. The tax authorities are seeking $2.5 million in additional taxes, interest and penalties. The Company believes that, based on its interpretation of tax legislation, it is in compliance with all applicable tax legislation and plans to defend this claim vigorously. At September 30, 2017, it is not possible to determine the outcome of this matter, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations. On October 31, 2017, the Company made an election to settle certain existing and disputed Brazilian tax obligations included in other debt in the table above pursuant to the recently introduced PERT with a combination of cash payments totaling 24% of the aggregate obligation and utilization of accumulated net operating losses.  The cash payments will be made in monthly installments through August 2019.  See Note 7.
The Company is disputing responsibility for $3.0 million of employer social security contributions required to have been remitted by one of its customers relating to the period from 1995 to 1998. Although the Company may be deemed co-responsible for such remittances under the local regulatory regime, the customer’s payments to the Company against presented invoices were made net of the specific remittances required to have been made by the customer and at issue in the claim. As such, the Company plans to defend this claim vigorously. At September 30, 2017, it is not possible to determine the outcome of this matter, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
The Company is disputing certain penalties that are being assessed by the State of Rio de Janeiro in respect of the Company’s alleged failure to submit accurate documentation and to fully comply with filing requirements with respect to certain value-added taxes.  The Company elected to make payment of $0.2 million in installments over time to satisfy a portion of these penalties.  Upon confirming with the asserting authority that the originally proposed penalties of $1.6 million with respect to the balance of the assessments were calculated based on amounts containing a typographical error, the aggregate penalties that remain in dispute total $0.4 million. At September 30, 2017, it is not possible to determine the outcome of this matter, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
The Company is disputing the imposition of $1.0 million in fines levied by the Brazilian customs authorities. These fines relate to the Company’s alleged failure to comply with certain deadlines under the temporary regime pursuant to which it imports helicopters into Brazil. In order to dispute such fines and pursue its legal remedies within the judicial system, the Company deposited certain amounts at issue as security into an escrow account with the presiding judge in the matters who controls the release of such funds pending the outcome. The Company believes its documentation evidences its timely compliance with the relevant deadlines. As such, the Company plans to defend these claims vigorously. At September 30, 2017, it is not possible to determine the outcome of these matters, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
The Company is disputing fines of $0.3 million sought by taxing authorities in Brazil following the final adjudication to disallow certain tax credits applied by the Company to offset certain social tax liabilities.  The fine is calculated as 50% of the incremental tax liability resulting from the disallowance of the tax credits and has been applied without taking into account the circumstances relating to the disallowance of such tax credits.  The constitutionality of such fines is under review by the Supreme Court in Brazil.  There are a number of cases in which taxpayers have received favorable rulings due to the unconstitutionality of the law.  As such, the Company plans to defend this claim vigorously.  At September 30, 2017, it is not possible to determine the outcome, but the Company does not expect that it would have a material adverse impact on its business, financial position or results of operations.
The Company is disputing contingent fees of $0.5 million sought by its former tax consultant that have been calculated based on unrealized tax savings attributed to the consultant’s suggested tax strategies. The Company contends that fees are due only upon realized tax savings. At September 30, 2017, it is not possible to determine the outcome of these matters, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
In the normal course of business, the Company may become involved in various employment-related litigation matters.   At September 30, 2017, it is not possible to determine the outcome of several claims wherein claimants are seeking judgments that are, in the aggregate, $0.1 million above the Company’s established accruals.  The Company does not expect that the outcome with respect to such claims would have a material adverse effect on its business, financial position or results of operations.
The Company is also disputing claims from the Brazilian tax authorities with respect to federal customs taxes levied upon the helicopters leased by the Company and imported into Brazil under a temporary regime and subject to re-export. In order to dispute such assessments and pursue its available legal remedies within the judicial system, the Company deposited the amounts at issue as security into an escrow account that serves as security and with the presiding judge in the matters controlling the release of such funds. The Company believes that, based on its interpretation of tax legislation and well established aviation industry practice, it is not required to pay such taxes and plans to defend these claims vigorously. At September 30, 2017, it is not possible to determine the outcome of this matter, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
As it relates to the specific cases referred to above, the Company currently anticipates that any administrative fine or penalty ultimately would not have a material effect on its financial position or results of operations. The Company has deposited $10.2 million into escrow accounts controlled by the court with respect to certain of the cases described above and has fully reserved such amounts subject to final determination and the judicial release of such escrow deposits. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intentions and experience.
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
In April 2014, the Company entered into a settlement agreement with Airbus Helicopters (formerly Eurocopter), a division of Airbus Group (formerly European Aeronautic Defense and Space Company), with respect to the extended suspension of operations of H225 heavy helicopters in 2012 and 2013. The settlement agreement provided for certain service and product credit discounts available to the Company to be applied against support services available from Airbus Helicopters covering spare parts, repair and overhaul, service bulletins, technical assistance or other services. During the nine months ended September 30, 2016, the Company utilized credits in the amount of $1.7 million. As of September 30, 2016, the Company had utilized all credits available under the agreement.

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
Computations of basic and diluted earnings per common share of the Company for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss attributable to Era Group Inc.	$(81,448)	$(560)	$(89,855)	$(2,440)
Net income attributable to participating securities	—	—	—	—
Net income (loss) attributable to fully vested common stock	$(81,448)	$(560)	$(89,855)	$(2,440)
Shares:
Weighted average common shares outstanding - basic	20,844,376	20,384,348	20,715,686	20,322,167
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method(1)	—	—	—	—
Weighted average common shares outstanding - diluted	20,844,376	20,384,348	20,715,686	20,322,167
Loss per common share, basic and diluted:	$(3.91)	$(0.03)	$(4.34)	$(0.12)
____________________

(1)
Excludes weighted average common shares of 275,824 and 290,887 for the three months ended September 30, 2017 and 2016, respectively, and 278,740 and 292,189 for the nine months ended September 30, 2017 and 2016, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.

11.	RELATED PARTY TRANSACTIONS
The Company leases office space from SEACOR Holdings Inc. (“SEACOR”). During each of the three months ended September 30, 2017 and 2016, the Company incurred $0.1 million in rent and utilities, and during each of the nine months ended September 30, 2017 and 2016, the Company incurred $0.3 million in rent and utilities. Such costs are included in administrative and general expense in the condensed consolidated statements of operations. As of both September 30, 2017 and December 31, 2016, the Company had a payable due to SEACOR of less than $0.1 million.
The Company purchased products from its Dart Holding Company Ltd. (“Dart”) joint venture totaling $0.1 million and $0.5 million during the three months ended September 30, 2017 and 2016, respectively. The Company purchased products from Dart totaling $0.4 million and $1.6 million during the nine months ended September 30, 2017 and 2016, respectively. The Company also has a note receivable from Dart which had balances of $2.9 million and $3.2 million as of September 30, 2017 and December 31, 2016, respectively.
During each of the three months ended September 30, 2017 and 2016, the Company incurred fees of $0.1 million for simulator services from its Era Training Center, LLC (“ETC”) joint venture, and during each of the three months ended September 30, 2017 and 2016, the Company provided helicopter, management and other services to ETC of less than $0.1 million. During the nine months ended September 30, 2017 and 2016, the Company incurred fees of $0.5 million and $0.4 million, respectively, for simulator services from ETC, and during each of the nine months ended September 30, 2017 and 2016, the Company provided helicopter, management and other services to ETC of $0.2 million. The Company also has a note receivable from ETC which had a balance of $3.8 million and $4.0 million as of September 30, 2017 and December 31, 2016, respectively.
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
Restricted Stock Awards. The number of shares and weighted average grant price of restricted stock awards during the nine months ended September 30, 2017 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested as of December 31, 2016	503,407	$14.60
Restricted stock awards granted:
Non-employee directors	30,853	$11.67
Employees	241,195	$11.55
Vested	(323,420)	$14.40
Forfeited	(2,062)	$13.29
Non-vested as of September 30, 2017	449,973	$12.92
The total fair value of shares vested during the nine months ended September 30, 2017 and 2016, determined using the closing price on the grant date, was $4.7 million and $3.2 million, respectively.
Stock Options. The Company did not grant any stock options during the nine months ended September 30, 2017.
Employee Stock Purchase Plan (“ESPP”). During the nine months ended September 30, 2017, the Company issued 125,049 shares under the ESPP. On September 15, 2016, the ESPP was amended to, among other things, increase the number of shares reserved for issuance under the ESPP. As of September 30, 2017, 336,763 shares remain available for issuance under the ESPP.
Total share-based compensation expense, which includes stock options, restricted stock and the ESPP, was $3.6 million and $3.5 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Supplemental Condensed Consolidating Balance Sheet as of September 30, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$25,234	$—	$1,662	$—	$26,896
Receivables:
Trade, net of allowance for doubtful accounts of $1,227	—	30,794	7,814	—	38,608
Tax receivable	9	7	2,795	—	2,811
Other	—	1,602	884	—	2,486
Inventories, net	—	21,676	309	—	21,985
Prepaid expenses	397	1,904	138	—	2,439
Escrow deposits	—	—	—	—	—
Total current assets	25,640	55,983	13,602	—	95,225
Property and equipment	—	967,801	15,997	—	983,798
Accumulated depreciation	—	(297,096)	(2,198)	—	(299,294)
Property and equipment, net	—	670,705	13,799	—	684,504
Equity investments and advances	—	29,894	—	—	29,894
Investments in consolidated subsidiaries	95,442	—	—	(95,442)	—
Intangible assets	—	—	1,126	—	1,126
Deferred taxes	17,558	—	—	(17,558)	—
Intercompany receivables	439,952	—	—	(439,952)	—
Other assets	1,213	3,740	68	—	5,021
Total assets	$579,805	$760,322	$28,595	$(552,952)	$815,770
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$562	$12,034	$2,730	$—	$15,326
Accrued wages and benefits	—	6,241	2,109	—	8,350
Accrued interest	3,325	—	—	—	3,325
Accrued income taxes	—	—	38	—	38
Accrued other taxes	214	1,356	528	—	2,098
Accrued contingencies	—	—	1,288	—	1,288
Current portion of long-term debt	—	1,524	667	—	2,191
Other current liabilities	699	1,665	42	—	2,406
Total current liabilities	4,800	22,820	7,402	—	35,022
Long-term debt	192,147	20,395	2,483	—	215,025
Deferred income taxes	—	194,012	1,250	(17,558)	177,704
Intercompany payables	—	396,905	43,047	(439,952)	—
Other liabilities	—	1,069	—	—	1,069
Total liabilities	196,947	635,201	54,182	(457,510)	428,820
Redeemable noncontrolling interest	—	4	3,998	—	4,002
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,328,653 outstanding, exclusive of treasury shares	215	—	—	—	215
Additional paid-in capital	442,948	100,306	4,562	(104,868)	442,948
Retained earnings	(57,331)	24,721	(34,147)	9,426	(57,331)
Treasury shares, at cost, 180,430 shares	(2,974)	—	—	—	(2,974)
Accumulated other comprehensive income, net of tax	—	90	—	—	90
Total equity	382,858	125,117	(29,585)	(95,442)	382,948
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$579,805	$760,322	$28,595	$(552,952)	$815,770

Supplemental Condensed Consolidating Balance Sheet as of December 31, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$25,474	$—	$1,476	$—	$26,950
Receivables:
Trade, net of allowance for doubtful accounts of $1,219	39	26,118	6,313	—	32,470
Tax receivables	9	4	3,448	—	3,461
Other	—	1,658	1,058	—	2,716
Inventories, net	—	25,156	261	—	25,417
Prepaid expenses	359	976	244	—	1,579
Escrow deposits	—	3,777	—	—	3,777
Total current assets	25,881	57,689	12,800	—	96,370
Property and equipment	—	1,138,020	16,008	—	1,154,028
Accumulated depreciation	—	(330,735)	(1,484)	—	(332,219)
Net property and equipment	—	807,285	14,524	—	821,809
Equity investments and advances	—	29,266	—	—	29,266
Investments in consolidated subsidiaries	174,830	—	—	(174,830)	—
Intangible assets	—	—	1,137	—	1,137
Deferred income taxes	12,262	—	—	(12,262)	—
Intercompany receivables	460,623	—	—	(460,623)	—
Other assets	1,820	4,723	48	—	6,591
Total assets	$675,416	$898,963	$28,509	$(647,715)	$955,173
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$322	$6,273	$2,281	$—	$8,876
Accrued wages and benefits	—	6,446	2,061	—	8,507
Accrued interest	529	—	—	—	529
Accrued income taxes	—	653	13	—	666
Current portion of long-term debt	—	1,524	615	—	2,139
Accrued other taxes	29	645	773	—	1,447
Accrued contingencies	—	—	1,237	—	1,237
Other current liabilities	481	1,525	216	—	2,222
Total current liabilities	1,361	17,066	7,196	—	25,623
Long-term debt	205,730	21,642	2,767	—	230,139
Deferred income taxes	—	237,067	667	(12,262)	225,472
Intercompany payables	—	426,410	34,213	(460,623)	—
Other liabilities	—	1,301	—	—	1,301
Total liabilities	207,091	703,486	44,843	(472,885)	482,535
Redeemable noncontrolling interest	—	4	4,217	—	4,221
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,936,636 shares outstanding, exclusive of treasury shares	211	—	—	—	211
Additional paid-in capital	438,489	100,306	4,562	(104,868)	438,489
Retained earnings	32,524	95,075	(25,113)	(69,962)	32,524
Treasury shares, at cost, 175,350 shares	(2,899)	—	—	—	(2,899)
Accumulated other comprehensive income, net of tax	—	92	—	—	92
Total equity	468,325	195,473	(20,551)	(174,830)	468,417
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$675,416	$898,963	$28,509	$(647,715)	$955,173

Supplemental Condensed Consolidating Statements of Operations for the Three Months Ended September 30, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$51,919	$16,729	$(7,263)	$61,385
Costs and expenses:
Operating	—	35,826	15,424	(7,263)	43,987
Administrative and general	2,305	7,306	1,317	—	10,928
Depreciation	—	11,851	252	—	12,103
Total costs and expenses	2,305	54,983	16,993	(7,263)	67,018
Gains on asset dispositions, net	—	(122)	—	—	(122)
Loss on impairment	—	(116,586)	(432)	—	(117,018)
Operating loss	(2,305)	(119,772)	(696)	—	(122,773)
Other income (expense):
Interest income	47	102	57	—	206
Interest expense	(3,838)	(170)	(89)	—	(4,097)
Foreign currency gains (losses), net	66	85	(139)	—	12
Other, net	—	(1)	(32)	—	(33)
Total other income (expense)	(3,725)	16	(203)	—	(3,912)
Loss before income taxes and equity earnings	(6,030)	(119,756)	(899)	—	(126,685)
Income tax expense (benefit)	(2,114)	(43,276)	153	—	(45,237)
Loss before equity earnings	(3,916)	(76,480)	(1,052)	—	(81,448)
Equity earnings, net of tax	—	233	—	—	233
Equity in earnings (losses) of subsidiaries	(77,532)	—	—	77,532	—
Net income (loss)	(81,448)	(76,247)	(1,052)	77,532	(81,215)
Net loss attributable to noncontrolling interest in subsidiary	—	—	(233)	—	(233)
Net income (loss) attributable to Era Group Inc.	$(81,448)	$(76,247)	$(1,285)	$77,532	$(81,448)

Supplemental Condensed Consolidating Statements of Operations for the Three Months Ended September 30, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$59,130	$15,786	$(9,910)	$65,006
Costs and expenses:
Operating	—	31,759	18,522	(9,910)	40,371
Administrative and general	738	7,274	1,492	—	9,504
Depreciation	—	12,244	275	—	12,519
Total costs and expenses	738	51,277	20,289	(9,910)	62,394
Gains on asset dispositions, net	—	2	(248)	—	(246)
Operating income (loss)	(738)	7,855	(4,751)	—	2,366
Other income (expense):
Interest income	24	116	326	—	466
Interest expense	(3,581)	(387)	(35)	—	(4,003)
Foreign currency gains (losses), net	28	82	(143)	—	(33)
Other, net	—	1	33	—	34
Total other income (expense)	(3,529)	(188)	181	—	(3,536)
Income (loss) before income taxes and equity earnings	(4,267)	7,667	(4,570)	—	(1,170)
Income tax expense (benefit)	(604)	673	—	—	69
Income (loss) before equity earnings	(3,663)	6,994	(4,570)	—	(1,239)
Equity earnings, net of tax	—	437	—	—	437
Equity in earnings (losses) of subsidiaries	3,103	—	—	(3,103)	—
Net income (loss)	(560)	7,431	(4,570)	(3,103)	(802)
Net loss attributable to noncontrolling interest in subsidiary	—	—	242	—	242
Net income (loss) attributable to Era Group Inc.	$(560)	$7,431	$(4,328)	$(3,103)	$(560)

Supplemental Condensed Consolidating Statements of Operations for the Nine Months Ended September 30, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$151,550	$46,132	$(23,892)	$173,790
Costs and expenses:
Operating	—	98,117	48,854	(23,892)	123,079
Administrative and general	5,280	21,648	4,283	—	31,211
Depreciation	—	34,898	737	—	35,635
Total costs and expenses	5,280	154,663	53,874	(23,892)	189,925
Gains on asset dispositions, net	—	5,048	—	—	5,048
Loss on impairment	—	(116,586)	(432)	—	(117,018)
Operating income (loss)	(5,280)	(114,651)	(8,174)	—	(128,105)
Other income (expense):
Interest income	96	320	225	—	641
Interest expense	(10,800)	(627)	(193)	—	(11,620)
Foreign currency gains (losses), net	220	253	(569)	—	(96)
Other, net	—	—	(29)	—	(29)
Total other income (expense)	(10,484)	(54)	(566)	—	(11,104)
Income (loss) before income taxes and equity earnings	(15,764)	(114,705)	(8,740)	—	(139,209)
Income tax expense (benefit)	(5,297)	(43,282)	513	—	(48,066)
Income (loss) before equity earnings	(10,467)	(71,423)	(9,253)	—	(91,143)
Equity earnings, net of tax	—	1,069	—	—	1,069
Equity in earnings (losses) of subsidiaries	(79,388)	—	—	79,388	—
Net income (loss)	(89,855)	(70,354)	(9,253)	79,388	(90,074)
Net loss attributable to noncontrolling interest in subsidiary	—	—	219	—	219
Net income (loss) attributable to Era Group Inc.	$(89,855)	$(70,354)	$(9,034)	$79,388	$(89,855)

Supplemental Condensed Consolidating Statements of Operations for the Nine Months Ended September 30, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$175,607	$47,669	$(32,337)	$190,939
Costs and expenses:
Operating	—	107,127	57,284	(32,337)	132,074
Administrative and general	2,657	21,233	2,981	—	26,871
Depreciation	—	37,144	832	—	37,976
Total costs and expenses	2,657	165,504	61,097	(32,337)	196,921
Gains on asset dispositions, net	—	4,282	(248)	—	4,034
Operating income (loss)	(2,657)	14,385	(13,676)	—	(1,948)
Other income (expense):
Interest income	37	358	775	—	1,170
Interest expense	(11,765)	(671)	(445)	—	(12,881)
Foreign currency gains (losses), net	45	(142)	674	—	577
Gain on debt extinguishment	518	—	—	—	518
Other, net	—	2	61	—	63
Total other income (expense)	(11,165)	(453)	1,065	—	(10,553)
Income (loss) before income taxes and equity earnings	(13,822)	13,932	(12,611)	—	(12,501)
Income tax benefit	(2,323)	146	—	—	(2,177)
Income (loss) before equity earnings	(11,499)	13,786	(12,611)	—	(10,324)
Equity earnings, net of tax	—	1,062	—	—	1,062
Equity in earnings (losses) of subsidiaries	9,059	—	—	(9,059)	—
Net income (loss)	(2,440)	14,848	(12,611)	(9,059)	(9,262)
Net loss attributable to noncontrolling interest in subsidiary	—	6,349	473	—	6,822
Net income (loss) attributable to Era Group Inc.	$(2,440)	$21,197	$(12,138)	$(9,059)	$(2,440)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended September 30, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(81,448)	$(76,247)	$(1,052)	$77,532	$(81,215)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—
Income tax benefit	—	—	—	—	—
Total other comprehensive income (loss)	—	—	—	—	—
Comprehensive income (loss)	(81,448)	(76,247)	(1,052)	77,532	(81,215)
Comprehensive income attributable to noncontrolling interest in subsidiary	—	—	(233)	—	(233)
Comprehensive income (loss) attributable to Era Group Inc.	$(81,448)	$(76,247)	$(1,285)	$77,532	$(81,448)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended September 30, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(560)	$7,431	$(4,570)	$(3,103)	$(802)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—
Income tax benefit	—	—	—	—	—
Total other comprehensive loss	—	—	—	—	—
Comprehensive income (loss)	(560)	7,431	(4,570)	(3,103)	(802)
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	—	242	—	242
Comprehensive income (loss) attributable to Era Group Inc.	$(560)	$7,431	$(4,328)	$(3,103)	$(560)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Nine Months Ended September 30, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(89,855)	$(70,354)	$(9,253)	$79,388	$(90,074)
Other comprehensive loss:
Foreign currency translation adjustments	—	(2)	—	—	(2)
Income tax benefit	—	—	—	—	—
Total other comprehensive loss	—	(2)	—	—	(2)
Comprehensive income (loss)	(89,855)	(70,356)	(9,253)	79,388	(90,076)
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	—	219	—	219
Comprehensive income (loss) attributable to Era Group Inc.	$(89,855)	$(70,356)	$(9,034)	$79,388	$(89,857)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Nine Months Ended September 30, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(2,440)	$14,848	$(12,611)	$(9,059)	$(9,262)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—
Income tax benefit	—	—	—	—	—
Total other comprehensive loss	—	—	—	—	—
Comprehensive income (loss)	(2,440)	14,848	(12,611)	(9,059)	(9,262)
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	6,349	473	—	6,822
Comprehensive income (loss) attributable to Era Group Inc.	$(2,440)	$21,197	$(12,138)	$(9,059)	$(2,440)

Supplemental Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(267)	$17,477	$718	$—	$17,928
Cash flows from investing activities:
Purchases of property and equipment	—	(13,013)	(108)	—	(13,121)
Proceeds from disposition of property and equipment	—	5,690	—	—	5,690
Investments in and advances to equity method investees	—	(126)	—	—	(126)
Principal payments on notes due from equity investees	—	564	—	—	564
Principal payments on third party notes receivable	—	94	—	—	94
Escrow deposits on like-kind exchanges, net	—	3,777	—	—	3,777
Net cash used in investing activities	—	(3,014)	(108)	—	(3,122)
Cash flows from financing activities:
Payments on long-term debt	—	(1,247)	(498)	(23,000)	(24,745)
Proceeds from Revolving Credit Facility	—	—	—	9,000	9,000
Proceeds from share award plans	—	—	—	836	836
Purchase of treasury shares	—	—	—	(52)	(52)
Borrowings and repayments of intercompany debt	—	(13,216)	—	13,216	—
Net cash used in financing activities	—	(14,463)	(498)	—	(14,961)
Effects of exchange rate changes on cash and cash equivalents	27	—	74	—	101
Net increase (decrease) in cash and cash equivalents	(240)	—	186	—	(54)
Cash and cash equivalents, beginning of period	25,474	—	1,476	—	26,950
Cash and cash equivalents, end of period	$25,234	$—	$1,662	$—	$26,896

Supplemental Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$21,127	$26,296	$(940)	$—	$46,483
Cash flows from investing activities:
Purchases of property and equipment	—	(10,537)	(175)	—	(10,712)
Proceeds from disposition of property and equipment	—	5,910	228	—	6,138
Return of helicopter deposit	—	544	—	—	544
Principal payments on notes due from equity investees	—	539	—	—	539
Principal payments on third party notes receivable	—	212	—	—	212
Net cash provided by (used in) investing activities	—	(3,332)	53	—	(3,279)
Cash flows from financing activities:
Payments on long-term debt	—	(1,386)	(1,152)	(27,000)	(29,538)
Proceeds from Revolving Credit Facility	—	—	—	7,000	7,000
Extinguishment of long-term debt	—	—	—	(4,331)	(4,331)
Proceeds from share award plans	—	—	—	836	836
Purchase of treasury shares	—	—	—	(161)	(161)
Borrowings and repayments of intercompany debt	—	(23,656)	—	23,656	—
Net cash used in financing activities	—	(25,042)	(1,152)	—	(26,194)
Effects of exchange rate changes on cash and cash equivalents	—	346	418	—	764
Net increase (decrease) in cash and cash equivalents	21,127	(1,732)	(1,621)	—	17,774
Cash and cash equivalents, beginning of period	7,565	3,334	3,471	—	14,370
Cash and cash equivalents, end of period	$28,692	$1,602	$1,850	$—	$32,144

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016, included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2016.
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

•	the impact of declines in the global economy and financial markets;

•	the impact of fluctuations in foreign currency exchange rates on the Company’s asset values and cost to purchase helicopters, spare parts and related services;

•	risks related to investing in new lines of service without realizing the expected benefits;

•	risks of engaging in competitive processes or expending significant resources for strategic opportunities, with no guaranty of recoupment;

•	the Company’s reliance on a small number of helicopter manufacturers and suppliers;

•	the Company’s ongoing need to replace aging helicopters;

•	the Company’s reliance on the secondary helicopter market to dispose of older helicopters;

•	the Company’s reliance on information technology;

•	the impact of allocation of risk between the Company and its customers;

•	the liability, legal fees and costs in connection with providing emergency response services;

•	adverse weather conditions and seasonality;

•	risks associated with the Company’s debt structure;

•	the Company’s counterparty credit risk exposure;

•	the impact of operational and financial difficulties of the Company’s joint ventures and partners and the risks associated with identifying and securing joint venture partners when needed;

•	conflict with the other owners of the Company’s non-wholly owned subsidiaries and other equity investees;

•	adverse results of legal proceedings, including the risks related to the Company’s ability to recover damages from the manufacturer of the H225 model helicopter;

•	the incurrence of significant costs in connection with the Company’s pursuit of legal remedies, including those against the manufacturer of the H225 model helicopter;

•	the Company’s ability to obtain insurance coverage and the adequacy and availability of such coverage;

•	the Company’s ability to remediate the material weaknesses it has identified in its internal controls over financial reporting described herein and in its Annual Report on Form 10-K for the year ended December 31, 2016;

•	the possibility of labor problems;

•	the attraction and retention of qualified personnel;

•	restrictions on the amount of foreign ownership of the Company’s common stock; and

•	various other matters and factors, many of which are beyond the Company’s control.
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
Overview
We are one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the U.S., which is our primary area of operations. Our helicopters are primarily used to transport personnel to, from and between offshore oil and gas production platforms, drilling rigs and other installations. In addition to serving the oil and gas industry, we provide emergency response services, including search and rescue and air medical capabilities, utility services, VIP transport and Alaska flightseeing tours, among other activities. We also provide helicopters and related services to third-party helicopter operators. We currently have customers in the U.S., Argentina, Brazil, Colombia, the Dominican Republic, India and Suriname.
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
Recent Developments
H225 Helicopters
In April 2016, an Airbus Helicopters H225 model helicopter (also known as an EC225LP) operated by a global competitor was involved in an accident in Norway. The helicopter was carrying eleven passengers and two crew members. The accident resulted in thirteen fatalities. The Accident Investigation Board Norway (“AIBN”) published preliminary reports that contained findings from the investigation into the accident in May and June 2016. Pursuant to a safety recommendation published by the AIBN, a number of regulatory authorities issued safety directives suspending operations, with limited exceptions, of all Airbus H225 and AS332 L2 model helicopters registered in their jurisdictions, and a number of customers and operators voluntarily suspended operations of those two helicopter models. On October 7, 2016, the European Aviation Safety Agency (EASA) issued an Airworthiness Directive which provides for additional maintenance and inspection requirements to allow these helicopters to return to service. On December 9, 2016, the Federal Aviation Administration in the United States issued an Alternative Means of Compliance (“AMOC”) that also provides for additional maintenance and inspection requirements to allow these helicopters to return to service in the United States. In February and April 2017, the AIBN published additional preliminary reports that updated and expanded findings from the investigation into the accident. The AIBN’s investigation remains ongoing. On July 7, 2017, the civil aviation authorities in each of Norway and the United Kingdom, the major European markets for H225 helicopters, announced plans to remove the restrictions on the operations of Airbus H225 and AS332 L2 model helicopters subject to the implementation of modifications and enhanced safety measures developed by Airbus and the execution of a plan of checks, modifications and inspections. On July 20, 2017, the civil aviation authorities in each of Norway and the United Kingdom published directives that set forth the requirements with respect to the return to service of these helicopter models. Prior to a return to service, an operator must develop a return to service plan for the applicable helicopter model that must be approved by the relevant regulatory authority. Such a plan would need to include a detailed safety case, outlining specific maintenance processes, tooling and training requirements. In addition, these directives mandate that an operator must comply with an EASA directive issued on June 23, 2017 that requires the replacement of, and prescribes reduced service limits and inspections with respect to, identified parts and the installation of, and prescribes maintenance protocols with respect to, a new EASA-approved full flow magnetic plug device to support the inspection of the main gearbox oil system particle detection.
Since the accident, we believe that H225 helicopters have only returned to service in oil and gas missions in a few countries in Asia. Any broad-based return to service of the Airbus H225 and AS332 L2 helicopter models for future oil and gas operations will be impacted by market receptivity, which will be dependent upon the confidence in the safety case relating to the operation of these helicopter models amongst oil and gas customers and the labor unions representing their employees. We will not operate the H225 helicopters in our fleet unless and until we can develop a detailed safety case that demonstrates the H225 model helicopter can be operated safely. During the third quarter of 2017, we determined that we cannot develop such a case and will not operate the H225 helicopters in our operations as planned when the helicopters were purchased. For this reason, we have determined that the H225 helicopters should be evaluated separately for the purposes of impairment analysis from the remainder of our helicopter fleet. While we continue to market these helicopters for lease or sale, for the reasons noted above we performed an impairment analysis on the H225 helicopters.  Based on the results of the analysis, we determined that the book value of our H225 helicopters, capital parts and related inventory exceeded the fair value and recorded a $117 million impairment charge during the three months ended September 30, 2017. See “Critical Accounting Policies” below.
Brazil Tax Settlement Program
A recently introduced Tax Regularization Settlement Special Program (known as Programa Especial de Regularização Tributária or PERT) permitted Brazilian taxpayers to make an election by November 14, 2017 to settle certain federal tax debts under prescribed constructs, including, amongst others, a combination of cash and offset of accumulated net operating losses.  Under PERT, taxpayers may elect to settle unpaid tax obligations, including those that are being disputed.  On October 31, 2017, we elected to participate in PERT to settle certain eligible existing and disputed Brazilian tax obligations.  These tax obligations consist of tax obligations resulting from previously settled tax disputes that are reflected in other debt on our balance sheet as well as additional tax, interests and penalties sought by taxing authorities that we were disputing. Pursuant to the settlement, these tax obligations are expected to be settled with cash payments totaling 24% of the aggregate tax obligations and the balance settled by offset against Aeróleo’s accumulated net operating losses.  The cash payments will be made in monthly installments through August 2019.

Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	(in thousands)%		(in thousands)%		(in thousands)%		(in thousands)%
Operating Revenues:
United States	$42,474	69	$45,036	69	$113,877	66	$133,432	70
Foreign	18,911	31	19,970	31	59,913	34	57,507	30
Total operating revenues	61,385	100	65,006	100	173,790	100	190,939	100
Costs and Expenses:
Operating:
Personnel	16,096	26	17,810	27	47,195	27	53,662	28
Repairs and maintenance	15,296	25	6,938	11	39,309	23	35,767	19
Insurance and loss reserves	1,303	2	1,588	2	3,723	2	4,659	2
Fuel	3,219	5	4,077	6	8,880	5	10,117	5
Leased-in equipment	272	—	355	1	846	—	875	1
Other	7,801	13	9,603	15	23,126	13	26,994	14
Total operating expenses	43,987	71	40,371	62	123,079	70	132,074	69
Administrative and general	10,928	18	9,504	15	31,211	18	26,871	14
Depreciation and amortization	12,103	20	12,519	19	35,635	21	37,976	20
Total costs and expenses	67,018	109	62,394	96	189,925	109	196,921	103
Gains (losses) on asset dispositions, net	(122)	—	(246)	—	5,048	3	4,034	2
Loss on impairment	(117,018)	(191)	—	—	(117,018)	(67)	—	—
Operating income (loss)	(122,773)	(200)	2,366	4	(128,105)	(73)	(1,948)	(1)
Other income (expense):
Interest income	206	—	466	1	641	—	1,170	1
Interest expense	(4,097)	(7)	(4,003)	(6)	(11,620)	(7)	(12,881)	(7)
Foreign currency gains (losses), net	12	—	(33)	—	(96)	—	577	—
Gain on debt extinguishment	—	—	—	—	—	—	518	—
Other, net	(33)	—	34	—	(29)	—	63	—
Total other income (expense)	(3,912)	(7)	(3,536)	(5)	(11,104)	(7)	(10,553)	(6)
Loss before income taxes and equity earnings	(126,685)	(207)	(1,170)	(1)	(139,209)	(80)	(12,501)	(7)
Income tax expense (benefit)	(45,237)	(74)	69	—	(48,066)	(28)	(2,177)	(1)
Loss before equity earnings	(81,448)	(133)	(1,239)	(1)	(91,143)	(52)	(10,324)	(6)
Equity earnings, net of tax	233	—	437	1	1,069	1	1,062	1
Net loss	(81,215)	(133)	(802)	—	(90,074)	(51)	(9,262)	(5)
Net loss (income) attributable to noncontrolling interest in subsidiary	(233)	—	242	—	219	—	6,822	4
Net loss attributable to Era Group Inc.	$(81,448)	(133)	$(560)	—	$(89,855)	(51)	$(2,440)	(1)

Operating Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	(in thousands)%		(in thousands)%		(in thousands)%		(in thousands)%
Operating revenues:
Oil and gas: (1)
U.S.	$36,578	60	$35,961	55	$99,000	57	$108,290	57
International	16,764	27	17,306	27	48,215	28	48,208	25
Total oil and gas	53,342	87	53,267	82	147,215	85	156,498	82
Dry-leasing	2,558	4	2,664	4	12,443	7	9,486	5
Emergency response services(2)	2,550	4	5,854	9	9,061	5	19,240	10
Flightseeing	2,935	5	3,221	5	5,071	3	5,715	3
	$61,385	100	$65,006	100	$173,790	100	$190,939	100
____________________

(1)	Primarily oil and gas activities, but also includes revenues from utility services, such as firefighting, and VIP transport.

(2)	Includes search and rescue and air medical services.

Current Quarter compared to Prior Year Quarter
Operating Revenues. Operating revenues were $3.6 million lower in the three months ended September 30, 2017 (the “Current Quarter”) compared to the three months ended September 30, 2016 (the “Prior Year Quarter”).
Operating revenues from U.S. oil and gas operations were $0.6 million higher in the Current Quarter. Operating revenues from medium and heavy helicopters were $2.4 million and $2.1 million higher, respectively, primarily due to higher utilization. Operating revenues from light twin and single engine helicopters were $2.1 million and $1.6 million lower, respectively, primarily due to lower utilization.
Operating revenues from international oil and gas operations were $0.5 million lower in the Current Quarter. Operating revenues in Suriname decreased by $1.9 million primarily due to the end of contracts, and operating revenues in Brazil decreased by $0.8 million primarily due to lower utilization. These decreases were partially offset by an increase of $2.2 million in Colombia due to a new short-term contract and higher utilization.
Operating revenues from emergency response services were $3.3 million lower in the Current Quarter primarily due to a $1.9 million reduction as a result of the end of air medical contracts subsequent to the Prior Year Quarter and a $1.4 million reduction as a result of fewer search and rescue (“SAR”) subscribers.
Revenues from dry-leasing activities were $0.1 million lower in the Current Quarter.
Operating revenues from flightseeing activities were $0.3 million lower in the Current Quarter primarily due to lower utilization.
Operating Expenses. Operating expenses were $3.6 million higher in the Current Quarter. Repairs and maintenance expenses were $8.4 million higher primarily due to a $4.9 million increase in power-by-the-hour (“PBH”) expense and a $3.5 million increase related to the timing of repairs. The increase in PBH expense was primarily due to the recognition of $5.7 million of credits in the Prior Year Quarter related to the removal of our H225 heavy helicopters from PBH programs, partially offset by the recognition of $0.7 million of credits in the Current Quarter. Personnel costs were $1.7 million lower primarily due to a reduction in headcount. Fuel expense was $0.9 million lower primarily due to fewer flight hours. Insurance and loss reserves were $0.3 million lower primarily due to a reduction in premiums. Other operating expenses were $1.8 million lower primarily due to reduced activity.
Administrative and General. Administrative and general expenses were $1.4 million higher in the Current Quarter primarily due to a $2.0 million increase in professional services fees and a $0.7 million increase in other taxes resulting from the correction of immaterial errors. This increase was partially offset by a $0.7 million decrease in personnel expenses primarily due to a reduction in headcount and compensation and a $0.7 million decrease in other general and administrative expenses.
Depreciation and Amortization. Depreciation and amortization expense was $0.4 million lower in the Current Quarter primarily due to certain assets becoming fully depreciated and asset dispositions subsequent to the Prior Year Quarter, partially offset by new heavy helicopters placed in service since the Prior Year Quarter.
Loss on Impairment. We recorded a loss on impairment of $117 million in the Current Quarter primarily related to our H225 helicopters.
Operating Income (Loss). Operating loss as a percentage of revenues was 200% in the Current Quarter compared to operating income as a percentage of revenues of 4% in the Prior Year Quarter. The increase in operating loss as a percentage of revenues in the Current Quarter was primarily due to the loss on impairment and increased repairs and maintenance expenses and professional services fees, as described above.
Income Tax Expense (Benefit). Income tax benefit was $45.2 million in the Current Quarter compared to an income tax expense of $0.1 million in the Prior Year Quarter. The income tax benefit was primarily due to the impairment of our H225 helicopters, capital parts and inventory in the Current Quarter.
Net Loss (Income) Attributable to Noncontrolling Interest in Subsidiary. Net income attributable to noncontrolling interest in subsidiary was $0.2 million in the Current Quarter compared to net loss attributable to noncontrolling interest in subsidiary of $0.2 million in the Prior Year Quarter. The increase was due to an increase in income in Colombia resulting from a new short-term contract and increased utilization.
Current Nine Months compared to Prior Nine Months
Operating Revenues. Operating revenues were $17.1 million lower in the nine months ended September 30, 2017 (the “Current Nine Months”) compared to the nine months ended September 30, 2016 (the “Prior Nine Months”).
Operating revenues from oil and gas operations in the U.S. were $9.3 million lower in the Current Nine Months. Operating revenues from light twin and single engine helicopters were $7.7 million and $4.7 million lower, respectively, primarily due to lower utilization. Operating revenues from medium and heavy helicopters were $3.4 million and $0.7 million higher, respectively, primarily due to higher utilization. Miscellaneous revenues were $0.8 million lower primarily due to the recognition of a contract termination fee in the Prior Nine Months.
Operating revenues from international oil and gas operations were comparable to the Prior Nine Months. Operating revenues in Colombia increased by $2.3 million primarily due to a new short-term contract and higher utilization. This increase was offset by a $1.4 million decrease in Suriname primarily due to lower utilization and a $0.8 million decrease in Brazil primarily due to lower utilization and lower average rates, partially offset by the strengthening of the Brazilian real relative to the U.S. dollar.
Operating revenues from emergency response services were $10.2 million lower in the Current Nine Months primarily due to a $5.8 million reduction as a result of fewer SAR subscribers and decreased SAR flight hours and a $4.3 million reduction as a result of the end of air medical contracts during the Current Nine Months.
Revenues from dry-leasing activities were $3.0 million higher in the Current Nine Months primarily due to $3.7 million of lease return charges on two helicopters returned to the Company upon the conclusion of lease contracts, partially offset by leases that ended subsequent to the Prior Nine Months.
Operating revenues from flightseeing activities were $0.6 million lower in the Current Nine Months primarily due to lower utilization.
Operating Expenses. Operating expenses were $9.0 million lower in the Current Nine Months. Personnel costs were $6.5 million lower primarily due to a reduction in headcount, partially offset by severance expenses in the Current Nine Months. Fuel expense was $1.2 million lower primarily due to reduced flight hours. Insurance and loss reserves were $0.9 million lower primarily due to a reduction in premiums. Other operating expenses were $3.9 million lower primarily due to reduced activity. These decreases were partially offset by an increase in repairs and maintenance expense of $3.5 million primarily due to a $1.4 million increase in PBH expense, a net reduction in vendor credits of $2.1 million and a $0.2 million increase related to the timing of repairs. The increase in PBH expense was primarily due to the recognition of $5.7 million of credits in the Prior Nine Months related to the removal of our H225 heavy helicopters from PBH programs, partially offset by the recognition of credits and fewer flight hours in the Current Nine Months.
Administrative and General. Administrative and general expenses were $4.3 million higher in the Current Nine Months primarily due to increases of $4.1 million in professional services fees, $0.6 million in other taxes due to the correction of immaterial errors and $0.5 million due to the recognition of a bad debt recovery in Brazil in the Prior Nine Months. These increases were partially offset by an aggregate decrease of $1.0 million in other general and administrative costs.
Depreciation and Amortization. Depreciation and amortization expense was $2.3 million lower in the Current Nine Months primarily due to certain assets becoming fully depreciated and asset dispositions subsequent to the Prior Nine Months, partially offset by new heavy helicopters placed in service in the Current Nine Months.
Gains on Asset Dispositions, Net.  In the Current Nine Months, we sold or otherwise disposed of a hangar in Alaska, two helicopters, capital parts and non-aircraft assets for gains of $5.0 million. In the Prior Nine Months, we sold or otherwise disposed of a hangar in Alaska, five helicopters and related equipment for gains of $4.0 million.
Loss on Impairment. We recorded a loss on impairment of $117 million in the Current Nine Months primarily related to our H225 helicopters.
Operating Income (Loss). Operating loss as a percentage of revenues was 73% in the Current Nine Months compared to 1% in the Prior Nine Months. Excluding gains on asset dispositions, operating loss as a percentage of revenues was 77% in the Current Nine Months compared to 3% in the Prior Nine Months. The increase in operating loss as a percentage of revenues in the Current Nine Months was primarily due to the loss on impairment and increased professional services fees and repairs and maintenance expenses, as described above.
Interest Income. Interest income was $0.5 million lower in the Current Nine Months primarily due to the reclassification of interest on tax deposits in Brazil.
Interest Expense. Interest expense was $1.3 million lower in the Current Nine Months primarily due to lower outstanding debt balances and the resumption of the capitalization of interest on certain helicopter deposits in the Current Nine Months compared to the expensing of previously capitalized interest in the Prior Nine Months due to the refund of helicopter deposits.
Foreign Currency Gains (Losses), Net. Foreign currency losses were $0.1 million in the Current Nine Months. Foreign currency gains were $0.6 million in the Prior Nine Months primarily due to strengthening of the Brazilian real.
Gain on Debt Extinguishment. Gain on debt extinguishment was $0.5 million in the Prior Nine Months due to the repurchase of $5.0 million of our 7.750% Senior Notes.

Income Tax Benefit. Income tax benefit was $45.9 million higher in the Current Nine Months primarily due to the impairment of our H225 helicopters, capital parts and inventory.
Net Loss Attributable to Noncontrolling Interest in Subsidiary. During the Prior Nine Months, we and our partner in Aeróleo each contributed notes payable to us by Aeroleo as a contribution of additional capital into Aeroleo. As a result of this transaction, we reduced total debt by the $6.3 million notes that were contributed by our partner in Aeroleo and recorded a $6.3 million loss attributable to noncontrolling interest in subsidiary.
Fleet Count
The following shows details of our helicopter fleet as of September 30, 2017.

	Owned	Leased-in	Total	Max. Pass.(1)	Cruise Speed (mph)	Approx. Range (miles)	Average Age(2) (years)
Heavy:
S92	3	—	3	19	175	620	2
H225	9	—	9	19	162	582	7
AW189	4	—	4	16	173	490	1
	16	—	16

Medium:
AW139	36	—	36	12	173	426	8
S76 C+/C++	5	—	5	12	161	348	11
B212	6	—	6	11	115	299	38
	47	—	47

Light—twin engine:
A109	7	—	7	7	161	405	11
EC135	13	2	15	7	138	288	9
EC145	3	—	3	9	150	336	9
BK117	—	2	2	9	150	336	N/A
BO105	3	—	3	4	138	276	28
	26	4	30

Light—single engine:
A119	14	—	14	7	161	270	11
AS350	26	—	26	5	138	361	21
	40	—	40
Total Fleet	129	4	133				13
____________________

(1)	In typical configuration for our operations.

(2)	Reflects the average age of helicopters that are owned by us.
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
As of September 30, 2017, we had unfunded capital commitments of $118.6 million, consisting primarily of agreements to purchase helicopters, including five AW189 heavy helicopters, one S92 heavy helicopter and five AW169 light twin helicopters.

The AW189 and S92 helicopters are scheduled to be delivered in 2018 and 2019. Delivery dates for the AW169 helicopters have yet to be determined. Of these commitments, $7.4 million are payable in 2017, with the remaining commitments payable through 2019, and $114.3 million of the commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability to us other than aggregate liquidated damages of $2.6 million. In addition, we had outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery beginning in 2019 through 2020.
We expect to finance the remaining acquisition costs for these helicopters through a combination of cash on hand, cash provided by operating activities, asset sales and borrowings under our Revolving Credit Facility.
Summary of Cash Flows

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$17,928	$46,483
Investing activities	(3,122)	(3,279)
Financing activities	(14,961)	(26,194)
Effect of exchange rate changes on cash and cash equivalents	101	764
Net increase (decrease) in cash and cash equivalents	$(54)	$17,774
Operating Activities
Cash flows provided by operating activities decreased by $28.6 million in the Current Nine Months compared to the Prior Nine Months. The components of cash flows provided by operating activities during the Current Nine Months and Prior Nine Months were as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Operating income before depreciation, gains on asset dispositions and impairment, net	$19,500	$31,994
Changes in operating assets and liabilities before interest and income taxes	2,440	12,791
Interest paid, net of capitalized interest of $451 and $0 in 2017 and 2016, respectively	(7,798)	(8,847)
Income taxes refunded (paid)	(427)	5,974
Other	4,213	4,571
Total cash flows provided by operating activities	$17,928	$46,483
Operating income before depreciation and gains on asset dispositions, net was $12.5 million lower in the Current Nine Months compared to the Prior Nine Months primarily due to a decrease in operating revenues of $17.1 million and an increase in administrative and general expenses of $4.3 million, partially offset by a decrease in operating expenses of $9.0 million. See “Results of Operations” above for an explanation of the primary causes of these variances.
During the Current Nine Months, changes in operating assets and liabilities before interest and income taxes provided cash flows of $2.4 million primarily due to an increase in accounts payable and accrued expenses partially offset by an increase in receivables. During the Prior Nine Months, changes in operating assets and liabilities before interest and income taxes provided cash flows of $12.8 million primarily due to a decrease in receivables and prepaid expenses and other assets.
Interest paid, net of capitalized interest, was $1.0 million lower primarily due to the resumption of the capitalization of interest on certain pending helicopter deliveries and a lower outstanding balance and commitment amount on our Revolving Credit Facility.
Net non-cash expenses decreased by $0.4 million compared to the Prior Nine Months primarily due to a decrease in interest income and equity award amortization.
Investing Activities
During the Current Nine Months, net cash used in investing activities was $3.1 million primarily as follows:

•	Capital expenditures were $13.1 million, which consisted primarily of helicopter acquisitions, deposits on future helicopter deliveries, spare helicopter parts and capitalized interest.

•	Proceeds from the disposition of property and equipment were $5.7 million.

•	Proceeds from escrow deposits were $3.8 million.

•	Net principal payments received from equity investees and third parties were $0.7 million.

•	Investments in and advances to equity method investees were $0.1 million.
During the Prior Nine Months, net cash used in investing activities was $3.3 million primarily as follows:

•	Capital expenditures were $10.7 million, which consisted primarily of deposits on future helicopter deliveries, spare helicopter parts, equipment and building improvements.

•	Proceeds from the disposition of property and equipment were $6.1 million.

•	Net principal payments received from equity investees and third parties were $0.8 million.

•	Return of helicopter deposits were $0.5 million.
Financing Activities
During the Current Nine Months, net cash used in financing activities was $15.0 million primarily as follows:

•	Principal payments on long-term debt, including our Revolving Credit Facility, were $24.7 million.

•	Proceeds from additional borrowings under our Revolving Credit Facility were $9.0 million.

•	Proceeds from share award plans were $0.8 million.
During the Prior Nine Months, net cash used in financing activities was $26.2 million primarily as follows:

•	Principal payments on long-term debt, including our Revolving Credit Facility, were $29.5 million.

•	Proceeds from additional borrowings under our Revolving Credit Facility were $7.0 million.

•	Cash used for the repurchase of a portion of our 7.750% Senior Notes was $4.3 million

•	Proceeds from share award plans were $0.8 million.

•	Cash used for the repurchase of treasury shares was $0.2 million.
Revolving Credit Facility
As of September 30, 2017, our Revolving Credit Facility provided us with the ability to borrow up to $200.0 million, with a sub-limit of up to $50.0 million for letters of credit. The Revolving Credit Facility includes an “accordion” feature which, if exercised and subject to agreement by the lenders and the satisfaction of certain conditions, will increase total commitments by up to $100.0 million. Our availability under the Revolving Credit Facility may be limited by certain maintenance covenants specified under the Revolving Credit Facility. As of September 30, 2017, $51.0 million was outstanding under the Revolving Credit Facility, and based on our operating results through September 30, 2017, we have the ability to borrow an additional $124.6 million under the Revolving Credit Facility.
Senior Notes
On December 7, 2012, we completed an offering of $200.0 million aggregate principal amount of our 7.750% Senior Notes due December 15, 2022. Interest on the notes is payable semi-annually in arrears on June 15th and December 15th of each year. From time to time, we may opportunistically repurchase our 7.750% Senior Notes in open market or privately negotiated transactions on terms we believe to be favorable. As of September 30, 2017, $144.8 million in aggregate principal amount of the 7.750% Senior Notes remains outstanding. We may also redeem the 7.750% Senior Notes at any time and from time to time at a premium as specified in the indenture governing the 7.750% Senior Notes.
Promissory Notes
In December 2010, we entered into two promissory notes to purchase a heavy and a medium helicopter. We refinanced the notes upon their maturity in December 2015. The notes bear interest at the one-month LIBOR rate plus 181 basis points and require monthly principal and interest payments of $0.2 million with final payments totaling $16.8 million due in December 2020.
Aeróleo Debt
During the nine months ended September 30, 2017 and 2016, we settled certain tax disputes in Brazil totaling $0.2 million and $2.5 million, respectively. As of September 30, 2017 and December 31, 2016, we had installments totaling $3.2 million and

$3.4 million, respectively, that were due to applicable taxing authorities. Such amounts bear interest at a rate equal to the overnight rate as published by the Central Bank of Brazil.
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
Short and Long-Term Liquidity Requirements
We anticipate that we will generate positive cash flows from operating activities and that these cash flows will be adequate to meet our working capital requirements. During the nine months ended September 30, 2017, our cash provided by operating activities was $17.9 million. To support our capital expenditure program and/or other liquidity requirements, we may use operating cash flow, cash balances or proceeds from sales of assets, issue debt or equity, borrow under our Revolving Credit Facility or undertake any combination of the foregoing.
Our availability of long-term financing is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, capital expenditures and a reasonable return on investment. Management will continue to closely monitor our liquidity as well as the capital and other financing markets.
Off-Balance Sheet Arrangements
On occasion, we and our partners will guarantee certain obligations on behalf of our joint ventures. As of September 30, 2017, we had no such guarantees in place.
Contingencies
Brazilian Tax Disputes
We are disputing assessments of approximately $7.4 million in unaccrued taxes, penalties and interest levied by the municipal authorities of Rio de Janeiro (for the period between 2000 to 2005) and Macaé (for the period between 2001 to 2006) (collectively, the “Municipal Assessments”). We believe that, based on our interpretation of tax legislation supported by clarifying guidance provided by the Supreme Court of Brazil with respect to the issue in a 2006 ruling, we are in compliance with all applicable tax legislation, have paid all applicable taxes, penalties and interest and plan to defend these claims vigorously at the administrative levels in each jurisdiction. In the event the Municipal Assessments are upheld at the last administrative level, it may be necessary for us to deposit the amounts at issue as security to pursue further appeals. In 2015, we received a final, unfavorable ruling with respect to a similar assessment levied by the Rio de Janeiro State Treasury for the periods between 1994 to 1998 (the “1998 Assessments”). The 1998 Assessments were upheld without taking into consideration the benefit of the clarifying guidance issued by the Supreme Court following the assertion of the claims. The final adjudication of the 1998 Assessments requires payment of amounts that are within the established accruals, will be paid in multiple installments over time and are not expected to have a material effect on our financial position or results of operations. At September 30, 2017, it is not possible to determine the outcomes of the Municipal Assessments, but we do not expect that the outcomes would have a material effect on our business, financial position or results of operations. In addition, it is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for any subsequent periods.
We are also disputing challenges raised by the Brazilian tax authorities with respect to certain tax credits applied by Aeróleo between 1995 to 2009. The tax authorities are seeking $2.5 million in additional taxes, interest and penalties. We believe that, based on our interpretation of tax legislation, we are in compliance with all applicable tax legislation and plan to defend this claim vigorously. At September 30, 2017, it is not possible to determine the outcome of this matter, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
We are disputing responsibility for $3.0 million of employer social security contributions required to have been remitted by one of our customers relating to the period from 1995 to 1998. Although we may be deemed co-responsible for such remittances under the local regulatory regime, the customer’s payments to us against presented invoices were made net of the specific remittances required to have been made by the customer and at issue in the claim. As such, we plan to defend this claim vigorously. At September 30, 2017, it is not possible to determine the outcome of this matter, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
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

At September 30, 2017, it is not possible to determine the outcome of this matter, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
We are disputing the imposition of $1.0 million in fines levied by the Brazilian customs authorities. These fines relate to our alleged failure to comply with certain deadlines under the temporary regime pursuant to which we import helicopters into Brazil. In order to dispute such fines and pursue our legal remedies within the judicial system, we deposited certain amounts at issue as security into an escrow account with the presiding judge in the matters who controls the release of such funds pending the outcome. We believe our documentation evidences our timely compliance with the relevant deadlines. As such, we plan to defend this case vigorously. At September 30, 2017, it is not possible to determine the outcome of these matters, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
We are disputing fines of $0.3 million sought by taxing authorities in Brazil following the final adjudication to disallow certain tax credits we applied to offset certain social tax liabilities.  The fine is calculated as 50% of the incremental tax liability resulting from the disallowance of the tax credits and has been applied without taking into account the circumstances relating to the disallowance of such tax credits.  The constitutionality of such fines is under review by the Supreme Court in Brazil.  There are a number of cases in which taxpayers have received favorable rulings due to the unconstitutionality of the law.  As such, we plan to defend this claim vigorously.  At September 30, 2017, it is not possible to determine the outcome, but we do not expect that it would have a material adverse impact on our business, financial position or results of operations.
We are disputing contingent fees of $0.5 million sought by our former tax consultant that have been calculated based on unrealized tax savings attributed to the consultant’s suggested tax strategies. Our contention is that fees are due only upon realized tax savings. At September 30, 2017, it is not possible to determine the outcome of these matters, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
In the normal course of business, we become involved in various employment-related litigation matters.   At September 30, 2017, it is not possible to determine the outcome of several claims wherein claimants are seeking amounts that, in the aggregate, are $0.1 million above our established accruals.  We do not expect that the outcome with respect to such claims would have a material adverse effect on our business, financial position or results of operations.
We are also disputing claims from the Brazilian tax authorities with respect to federal customs taxes levied upon the helicopters leased by us and imported into Brazil under a temporary regime and subject to re-export. In order to dispute such assessments and pursue our available legal remedies within the judicial system, we deposited the amounts at issue into an escrow account that serves as security and with the presiding judge in the matter controlling the release of such funds. We believe that, based on our interpretation of tax legislation and well established aviation industry practice, we are not required to pay such taxes and plan to defend this claim vigorously. At September 30, 2017, it is not possible to determine the outcome of this matter, but we do not expect that an adverse outcome would have a material effect on our business, financial position or results of operations.
As it relates to the specific cases referred to above, we currently anticipate that any administrative fine or penalty ultimately would not have a material effect on our financial position or results of operations. We have deposited $10.2 million into escrow accounts controlled by the court with respect to certain of the cases described above and have fully reserved such amounts subject to final determination and the judicial release of such escrow deposits. These estimates are based on our assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intentions and experience.
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

Critical Accounting Policies
The preparation of our financial statements is in conformity with U.S. generally accepted accounting principles (“GAAP”). In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, whereas, in other circumstances, GAAP requires us to make estimates, judgments and assumptions that we believe are reasonable based upon information available. We base our estimates and judgments on historical experience, professional advice and various other sources that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. In addition to the policies discussed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016, the following involves a high degree of judgment and complexity.
Impairment of Long-Lived Assets. We review our property and equipment for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If an impairment is indicated for the asset group classified as held and used, an impairment evaluation will be performed. Asset impairment evaluations are based on estimated undiscounted cash flows over the remaining useful life for the assets being evaluated. If the sum of the expected future cash flows is less than the carrying amount of the asset group, we would be required to recognize an impairment loss equal to the amount by which the fair value exceeds the carrying amount.
An impairment analysis includes the use of various assumptions including projections of future cash flows, weighted average cost of capital and strategic plans for future usage of the assets. A change in these underlying assumptions could cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such event, we would then be required to record a corresponding charge, which would reduce our earnings. We continue to evaluate our estimates and assumptions and believe that our assumptions, which may include an estimate of future cash flows based upon the anticipated performance of the underlying assets, are appropriate.
During the third quarter of 2017, we reviewed our H225 helicopters, capital parts and related inventory for impairment separately from the remainder of our fleet as we have noted events that led us to conclude that the cash flows associated with these helicopters are largely independent from the cash flows associated with our other helicopter models. In determining the fair value, we used a cost approach, which begins with the replacement cost of a new asset and adjusts for age and functional and economic obsolescence. Such analysis indicated an impairment of $117 million, which we recorded during the three months ended September 30, 2017. There were no triggering events related to our remaining helicopter fleet during the quarter.

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
As of September 30, 2017, we had non-U.S. dollar denominated capital purchase commitments of €95.7 million ($113.0 million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. dollar equivalent of the non-hedged purchase commitment by $11.3 million. As of September 30, 2017, our Brazilian subsidiary maintained a non-U.S. dollar denominated working capital balance of R$15.9 million ($5.0 million). An adverse change of 10% in the underlying foreign currency exchange rate would reduce our working capital balance by $0.5 million.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2017. Based on their evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, as of September 30, 2017 solely because of the existence of the material weakness in internal controls over financial reporting described below.
Material Weaknesses in Internal Control Over Financial Reporting
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
In addition to the material weakness described above, management identified an additional material weakness in connection with the preparation of the Company’s unaudited financial statements for the quarter ended September 30, 2017. This material weakness relates to a deficiency in the design and operation of controls over preparation and review of the Company’s calculation of its tax provisions (income and other). This material weakness did not result in any material misstatements of our consolidated financial statements.
Management is still evaluating the specific actions it will take to remediate this material weakness but expects that its remediation plan to address the material weakness will include enhancing the precision of the review and reconciliation controls over each significant component of the income tax and other tax accrual processes.
We expect the implementation of the additional controls to be completed by the end of 2017 and believe those remediation efforts will strengthen our internal control over financial reporting and remediate the material weaknesses identified by management.
Changes in Internal Controls Over Financial Reporting
During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting other than the controls to address the material weaknesses identified above.

PART II—OTHER INFORMATION

ITEM 1A.     RISK FACTORS
We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, investor confidence in our company and, as a result, the value of our common stock.
As described in Part II Item 4 “Controls and Procedures,” management has identified material weaknesses in our internal control over financial reporting related to the existence and proper classification of property and equipment and our calculation and accounting for tax provisions. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of such material weaknesses, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of September 30, 2017.
We are in the process of remediating these material weaknesses, but our remediation efforts are not complete. There can be no assurance as to when the remediation plan will be fully implemented or whether the remediation efforts will be successful.
Until our remediation plan is fully implemented, our management will continue to devote time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plans are inadequate, our future consolidated financial statements could contain errors that will be undetected. The existence of a material weakness in the effectiveness of our internal controls could also affect our ability to obtain financing or could increase the cost of any financing we obtain. The identification of the material weakness could also cause investors to lose confidence in the reliability of our financial statements and could result in a decrease in the value of our common stock.
For additional information about our risk factors, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. Other than as indicated above, there have been no material changes to this Item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the three months ended September 30, 2017:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	—	$—	—	$22,934,076
August 1, 2017 - August 31, 2017	—	$—	—	$22,934,076
September 1, 2017 - September 30, 2017	—	$—	—	$22,934,076

ITEM 6.	EXHIBITS

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Era Group Inc. (Registrant)

DATE:	November 9, 2017	By:	/s/ Jennifer D. Whalen
Jennifer D. Whalen, Vice President, Acting Chief Financial Officer