Form 10-K
period 2017-12-31
ERA GROUP INC.
filed 2018-03-09
CIK 1525221

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2017 was $187,657,092. The total number of shares of Common Stock, par value $0.01 per share, outstanding as of March 5, 2018 was 21,319,150. The Registrant has no other class of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2017 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

•	the Company’s reliance on a limited number of customers and the reduction of its customer base as a result of bankruptcies or consolidation;

•	risks that the Company’s customers reduce or cancel contracted services or tender processes or obtain comparable services through other forms of transportation;

•	the Company’s dependence on U.S. government agency contracts that are subject to budget appropriations;

•	cost savings initiatives implemented by the Company’s customers;

•	risks inherent in operating helicopters;

•	the Company’s ability to maintain an acceptable safety record and level of reliability;

•	the impact of increased United States (“U.S.”) and foreign government regulation and legislation, including potential government implemented moratoriums on drilling activities;

•
the impact of a grounding of all or a portion of the Company’s fleet for extended periods of time or indefinitely on the Company’s business, including its operations and ability to service customers, results of operations or financial condition and/or the market value of the affected helicopters;

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

•	the impact of declines in the global economy and financial markets;

•	the impact of fluctuations in foreign currency exchange rates on the Company’s asset values and cost to purchase helicopters, spare parts and related services;

•	risks related to investing in new lines of aviation service without realizing the expected benefits;

•	risks of engaging in competitive processes or expending significant resources for strategic opportunities, with no guaranty of recoupment;

•	the Company’s reliance on a limited number of helicopter manufacturers and suppliers;

•	the Company’s ongoing need to replace aging helicopters;

•	the Company’s reliance on the secondary helicopter market to dispose of used helicopters and parts;

•	the Company’s reliance on information technology;

•	the impact of allocation of risk between the Company and its customers;

•	the liability, legal fees and costs in connection with providing emergency response services;

•	adverse weather conditions and seasonality;

•	risks associated with the Company’s debt structure;

•	the Company’s counterparty credit risk exposure;

•	the impact of operational and financial difficulties of the Company’s joint ventures and partners and the risks associated with identifying and securing joint venture partners when needed;

•	conflict with the other owners of the Company’s non-wholly owned subsidiaries and other equity investees;

•	adverse results of legal proceedings;

•	risks associated with significant increases in fuel costs;

•	the Company’s ability to obtain insurance coverage and the adequacy and availability of such coverage;

•	the Company’s ability to remediate the material weakness in its internal controls over financial reporting described in “Item 9A. Controls and Procedures” of this Annual Report;

•	the possibility of labor problems;

•	the attraction and retention of qualified personnel;

•	restrictions on the amount of foreign ownership of the Company’s common stock; and

•	various other matters and factors, many of which are beyond the Company’s control.

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
General
Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us” and the “Company” refer to Era Group Inc. and its consolidated subsidiaries. “Era Group” refers to Era Group Inc., incorporated in 1999 in Delaware. “Common Stock” refers to the common stock, par value $0.01 per share, of Era Group. The Company’s fiscal year ended on December 31, 2017.
We are one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the U.S., which is our primary area of operations. Our helicopters are primarily used to transport personnel to, from and between offshore oil and gas production platforms, drilling rigs and other installations. In the years ended December 31, 2017, 2016 and 2015, approximately 62%, 62% and 66%, respectively, of our total operating revenues were earned in the U.S. Gulf of Mexico. In the same periods, approximately 34%, 31% and 21%, respectively, of total operating revenues were earned in international locations. We currently have customers in Argentina, Brazil, Colombia, the Dominican Republic, India and Suriname.
The primary users of our helicopter services are international, independent and major integrated oil and gas exploration, development and production companies. Our customers include Anadarko Petroleum Corporation (“Anadarko”), Petroleo Brasileiro S.A. (“Petrobras”) and the Bureau of Safety and Environmental Enforcement (“BSEE”), a U.S. government agency. In the years ended December 31, 2017, 2016 and 2015, approximately 91%, 88% and 78%, respectively, of our operating revenues were derived from helicopter services, including emergency response services, provided to customers primarily engaged in offshore oil and gas exploration, development and production activities and U.S. government agencies that oversee these activities. Accordingly, our results of operations are, to a large extent, tied to the level of offshore exploration, development and production activity by oil and gas companies in the Americas, including the U.S. Gulf of Mexico and Brazil. In addition to serving the oil and gas industry, we provide utility services to support firefighting, mining, power line and pipeline survey activities, among other activities.
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
In certain countries where we believe it is beneficial to access the local market for offshore helicopter support, we conduct our operations through subsidiaries, strategic alliances with foreign partners or through entities structured as joint ventures with local shareholders. In Brazil, we hold a 50% economic and 20% voting interest in Aeróleo Taxi Aéreo S/A (“Aeróleo”), a helicopter transport service provider to the offshore oil and gas industry based in Rio de Janeiro, Brazil. Aeróleo is consolidated in our financial statements as it is a variable interest entity of which we are the primary beneficiary. In Colombia, we hold a 75% interest in Sicher Helicopters SAS (“Sicher”), a leading helicopter operator based in Bogota, Colombia with a strong presence in the existing onshore oil and gas market. Sicher is also consolidated in our financial statements.
We provide additional services through joint ventures that complement our core helicopter operating and leasing activities. We hold a 50% interest in our Dart Holding Company Ltd. (“Dart”) joint venture, which is a sales and manufacturing organization based in Canada that engineers and manufactures after-market helicopter parts and accessories for sale to helicopter manufacturers and operators and distributes parts and accessories on behalf of other manufacturers. We also hold a 50% interest in Era Training Center LLC (“Era Training”), a joint venture based in Lake Charles, Louisiana, which provides classroom instruction, flight simulator and other training to our employees.
Era Group’s principal executive office is located at 818 Town & Country Blvd., Suite 200, Houston, Texas 77024, and its telephone number is (713) 369-4700. Era Group’s website address is www.erahelicopters.com. The reference to Era Group’s website is not intended to incorporate the information on the website into this Annual Report on Form 10-K.
Emerging Growth Company
On January 31, 2013, SEACOR Holdings Inc. (“SEACOR”) completed the spin-off of Era Group (the “Spin-off”), and we are now an independent company with our Common Stock traded on the New York Stock Exchange (“NYSE”) under the symbol “ERA.” We are an “Emerging Growth Company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and obtaining stockholder approval of any golden parachute payments. Unless our public float exceeds $700 million or our annual revenues exceed $1 billion before then, we will cease to be an emerging growth company no later than December 31, 2018.
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
Be the preferred provider of helicopter services in the Americas. The primary focus of our business operations is the provision of safe, reliable and efficient helicopter services to our valued customers. We believe our customers consider safety and reliability as the two primary attributes required of their helicopter service providers. We are a founding member of HeliOffshore Ltd. (“HeliOffshore”), a global offshore helicopter industry safety association, and we continue to maintain a leadership role in the organization, which uses cross-industry cooperation as a platform for enhancing the industry’s overall strong safety record by sharing best practices, developing and applying advanced technology and encouraging common global flight standards. Amongst the helicopter service operators who meet their safety and reliability requirements, we believe customers usually make their selection of a provider based on aircraft availability, quality and location of facilities, customer service and pricing. We maintain 19 bases of operations in the Americas to support our customer needs, including a 35-acre super base in Houma, Louisiana that is one of the premier heliports servicing the Gulf of Mexico offering state of the art technology, security screening and passenger processing and comfort to our passengers and employees. We maintain a close partnership with our customers to better enable us to anticipate their needs, enhance customer service, better manage our fleet utilization and inform our capital allocation decisions.
Continue to upgrade our versatile helicopter fleet to enhance fleet utilization and facilitate fleet management. We are one of the largest helicopter operators in the world, operating a diverse and technologically advanced fleet of helicopters. We seek to enhance our fleet through the acquisition of new helicopter models and the installation of newer and safer technologies. An integral part of our fleet strategy is premised upon maintaining well-qualified and well-trained maintenance, ground and flight crews to service our fleet. We regularly review our asset portfolio by assessing market conditions and our customers’ demand for different helicopter models. We buy, sell and lease our equipment in the ordinary course of our business. We believe our strong relationships with the helicopter original equipment manufacturers (“OEMs”) help us maintain an asset base suitable for use within our own operations and for a variety of leasing solutions to other operators. We have ordered and maintain options on a number of new helicopters from the OEMs. During 2017, we took delivery of one new S92 heavy helicopter. As of December 31, 2017, we have orders to take delivery of one S92 helicopter, five heavy AW189 helicopters and five AW169 light twin helicopters. These new helicopter models enhance our fleet diversity and better enable us to meet customers’ needs. In order to maintain the flexibility required to address changing industry and market conditions that impact the supply and demand for our services and our customer needs, we retain the ability to terminate a significant portion of our commitments to purchase new helicopters subject to specified minimal liquidated damages.
Pursue additional leasing opportunities. We believe the various leasing solutions that we offer to other helicopter operators permit us to monetize demand from end markets that we may not otherwise have access to without a further investment in infrastructure and/or operations. There is intense competition in the leasing market with the introduction and expansion of specialized helicopter leasing companies. We believe customers look to us for a variety of leasing solutions because of our fleet diversity, including selection of light, medium and heavy helicopters to meet customer needs, and our ability as an operator to provide related services such as training, maintenance support and temporary ground and flight crews, which differentiates us from the financial leasing companies. During 2017, we began leasing helicopters and providing related support services to a new customer that provides helicopter emergency medical services in the U.S.
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
Equipment and Services
We own and operate three classes of helicopters:

•
Heavy helicopters, which have twin engines and a typical passenger capacity of 16 to 19, are primarily used in support of the deepwater offshore oil and gas industry, frequently in harsh environments or in areas with long distances from shore, such as those in the U.S. Gulf of Mexico, Brazil, Australia and the North Sea. Heavy helicopters are also used to support emergency response search and rescue (“SAR”) operations.

•
Medium helicopters, which have twin engines and a typical passenger capacity of 11 to 12, are primarily used to support the offshore oil and gas industry, emergency response services, utility services and corporate uses.

•
Light helicopters, which may have single or twin engines and a typical passenger capacity of five to nine, are used to support a wide range of activities, including the shallow water oil and gas industry, utility services, tourism and corporate uses.

As of December 31, 2017, we owned or leased a total of 132 helicopters, consisting of 16 heavy helicopters, 47 medium helicopters, 29 light twin engine helicopters and 40 light single engine helicopters. We had commitments to purchase 11 new helicopters consisting of one S92 helicopter, five AW189 helicopters, and five AW169 helicopters. The S92 and AW189 helicopters are scheduled to be delivered in 2018 through 2019. Delivery dates for the AW169 helicopters have not been determined. In addition, we have outstanding options to purchase up to an additional ten AW189 helicopters. If these options were exercised, the helicopters would be delivered in 2019 and 2020.
As of December 31, 2017, 105 of our helicopters were located in the U.S. and 27 were located in foreign jurisdictions.
The following table identifies the types of helicopters that comprise our fleet and the number of those helicopters in our fleet as of December 31, 2017. “Owned” are those helicopters owned by us. “Leased-in” are those helicopters leased-in under operating leases.

As of December 31, 2017	Owned	Leased-in	Total	Max. Pass.(1)	Cruise Speed	Approx. Range	Average Age(2)
					(mph)	(miles)	(years)
Heavy:
S92	3	—	3	19	175	620	2
H225	9	—	9	19	162	582	8
AW189	4	—	4	16	173	490	1
	16	—	16

Medium:
AW139	36	—	36	12	173	426	8
S76 C+/C++	5	—	5	12	161	348	11
B212	6	—	6	11	115	299	39
	47	—	47

Light—twin engine:
A109	7	—	7	7	161	405	12
EC135	13	2	15	7	138	288	9
EC145	2	—	2	9	150	336	9
BK117	—	2	2	9	150	336	n/a
BO105	3	—	3	4	138	276	28
	25	4	29

Light—single engine:
A119	14	—	14	7	161	270	11
AS350	26	—	26	5	138	361	21
	40	—	40
Total Fleet	128	4	132				13
_______________

(1)	In typical configuration for our operations.

(2)	Reflects the average age of helicopters that are owned by us.
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
In the U.S., we provide and operate helicopters under contracts using a Federal Aviation Administration (“FAA”) issued Part 135 Air Operator’s Certificate (“AOC”) for a variety of activities, primarily offshore oil and gas exploration, development and production, emergency response services, utility services and until recently provided flightseeing tours. For operating contracts, we are required to provide a complete support package including flight crews, helicopter maintenance and management of flight operations.
In international markets, local regulatory requirements may require us to conduct our operations using another operator’s AOC through strategic alliances with foreign partners or through non-wholly owned entities with local shareholders. When we lease helicopters to customers that operate them on their AOC, our customers generally handle all the operational support except where our contracts require us to provide limited operational support, which may consist of helicopter maintenance, logistical support, personnel and/or training.

Markets
Our current principal markets for our transportation and emergency response services to the offshore oil and gas exploration, development and production industry are in the U.S. Gulf of Mexico, Brazil, Suriname, Colombia and Alaska. In addition, we currently have customers in Argentina, the Dominican Republic and India.
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
U.S. Markets. We are one of the largest suppliers of helicopter services in the U.S. Gulf of Mexico, which is a major offshore oil and gas exploration, development and production region and one of the largest oil and gas aviation markets in the world. We operate from 11 bases in this region. Our client base in the U.S. Gulf of Mexico consists primarily of international, independent and major integrated oil and gas companies and the U.S. government. In addition to the quality and location of our operating bases, our strengths in this region include our advanced proprietary flight-following systems, our maintenance operations and our emergency response services.
We have two operating bases in Alaska, where we provide support for independent and major integrated oil and gas companies along the North Slope, and support for inland utility operations. Despite the remote location of our Alaskan bases, they are strategically located to provide services to our customers. These bases frequently include crew accommodations, hangars and fuel systems, all of which can be otherwise difficult or expensive to secure and maintain in such remote locations.
International Markets. We actively market our services globally and currently have customers in Argentina, Brazil, Colombia, the Dominican Republic, Suriname and India.
Brazil. Brazil has one of the largest deepwater offshore exploration, development and production areas in the world. In 2011, we acquired a 50% economic interest and 20% voting interest in Aeróleo. Aeróleo currently operates from a network of four operating bases located strategically in Brazil. Aeróleo’s main customer is Petrobras.
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
Seasonality
A significant portion of our operating revenues and profits related to oil and gas exploration, development and production activity is dependent on actual flight hours. The fall and winter months have fewer hours of daylight, particularly in Alaska, and flight hours are generally lower at these times. Prolonged periods of adverse weather in the fall and winter months, coupled with the effect of fewer hours of daylight, can adversely impact operating results. In general, the months of December through February in the U.S. Gulf of Mexico and October through April in Alaska have more days of adverse weather conditions than the other months of the year. In the U.S. Gulf of Mexico, June through November is tropical storm season. During a tropical storm, we are unable to operate in the area of the storm. However, flight activity may increase immediately before and after a storm due to the evacuation and return of offshore workers. Our Alaska flightseeing operations were also seasonal with activity occuring only from late May until early September, and our firefighting support activities follow a similar seasonal pattern. There is less seasonality in our dry-leasing and emergency response services.
Customers and Contractual Arrangements
Our principal customers in the markets in which we operate are international, independent and major integrated oil and gas exploration, development and production companies. In the U.S. Gulf of Mexico, we also provide helicopter transportation services to BSEE and, in Alaska, until recently we provided flightseeing services to cruise line passengers. Our leasing customers are typically other helicopter operators that operate our leased helicopters under their AOCs and retain the operating risk. These companies in turn provide helicopter transportation services primarily to oil and gas companies. As of December 31, 2017, approximately 4% of our helicopters were utilized in support of these leasing activities.
During the year ended December 31, 2017, our top ten customers accounted for 84% of total revenues. During the years ended December 31, 2017 and December 31, 2016, each of Anadarko, Petrobras and BSEE accounted for 10% or more of our total revenues. During the year ended December 31, 2015, each of Anadarko and BSEE accounted for 10% or more of our total revenues.
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
Risks of Foreign Operations
We have activities worldwide, and for the years ended December 31, 2017, 2016 and 2015, 34%, 31%, and 21%, respectively, of our operating revenues were derived from foreign activities.
Foreign operations are subject to inherent risks, which, if they materialize, could have a material adverse effect on our financial position and our results of operations. See Item 1A. Risk Factors - “We are subject to political, economic and regulatory risks associated with our international operations” for more information.

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
In Colombia, the Civil Aviation Authority, Aerocivil, is the governmental entity which regulates the Air transportation in the country. Operators must be approved by this entity and regulated under the RAC (Colombian Aviation Regulations). Operators must have an Operations Certificate issued by the Aerocivil complying with all the regulatory matters and subject to frequent revisions and monitoring. Sicher operates under its Operations Certificate, issued since August 2008, and additionally is the only helicopter company in the country certified and operating under FAA regulations which allows it to operate U.S. registered helicopters.
We are subject to state and local laws and regulations including, but not limited to, significant state regulations for our emergency response services. In addition, our international operations, primarily helicopter leasing and our joint ventures, are required to comply with the laws and regulations in the jurisdictions in which they conduct business.
Environmental Compliance. Our business is subject to international and U.S. federal, state and local laws and regulations relating to environmental protection and occupational safety and health, including laws and regulations that govern the discharge of oil and pollutants into navigable waters. If we fail to comply with these environmental laws and regulations, administrative, civil and criminal penalties may be imposed, and we may become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. We may also be subject to civil claims arising out of a pollution event. These laws and regulations may expose us to strict, joint and several liability for the conduct of or conditions caused by others or for our own acts even though these actions were in compliance with all applicable laws and regulations at the time they were performed. To date, such laws and regulations have not had a material adverse effect on our business, financial condition and results of operations.
These laws include the federal Water Pollution Control Act, also known as the Clean Water Act, which imposes restrictions on the discharge of pollutants to the navigable waters of the U.S. In addition, because our operations generate and, in some cases, involve the transportation of hazardous wastes, we are subject to the federal Resource Conservation and Recovery Act, which regulates the use, generation, transportation, treatment, storage and disposal of certain hazardous and non-hazardous wastes. Under the Comprehensive Environmental Response, Compensation and Liability Act, referred to as CERCLA or the Superfund law, and certain comparable state laws, strict, joint and several liability can be imposed without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner and operator of a contaminated site where a hazardous substance release occurred and any company that transported, disposed of or arranged for the transport or disposal of hazardous substances, even from inactive operations or closed facilities that have been released into the environment. In addition, neighboring landowners or other third parties may file claims for personal injury, property damage and recovery of response cost. We own, lease, or operate properties and facilities that, in some cases, have been used for industrial activities for many years. Hazardous substances, wastes, or hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations where such substances have been taken for disposal. In addition, some of these properties have been operated by third parties or by previous owners whose treatment, storage and disposal or release of such substances was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial activities to prevent future contamination.
In addition, our customers in the oil and gas exploration, development and production industry are affected by environmental laws and regulations that restrict their activities and may result in reduced demand for our services.
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
We manage exposure to losses from the above-described laws and regulations through our efforts to use only well-maintained, well-managed and well-equipped facilities and equipment and our development of safety and environmental programs, including our insurance program. We believe these efforts will be able to accommodate all reasonably foreseeable environmental regulatory changes. There can be no assurance, however, that any future laws, regulations or requirements or that any discharge or emission of pollutants by us will not have a material adverse effect on our business, financial position and our results of operations.
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
We have implemented a safety program that includes, among many other features, (i) transition and recurrent training using full-motion flight simulators and other flight training devices, (ii) an FAA approved flight operational quality assurance program and (iii) health and usage monitoring systems (“HUMS”), which automatically monitor and report on vibrations and other anomalies on key components of certain helicopters in our fleet.
Employees
As of December 31, 2017, we employed 747 individuals, including 213 pilots and 204 mechanics. We consider our relations with our employees to be good. Certain of our employees in Brazil (approximately 28% of our total workforce) are covered by union or other collective bargaining agreements. If we are involved in any disputes over the terms of these collective bargaining agreements and are unable to negotiate acceptable contract terms with the unions that represent our employees, it could result in strikes, work stoppages or other slowdowns, higher labor costs or other conditions that could materially adversely affect our business, financial condition and results of operations.

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
In the years ended December 31, 2017, 2016 and 2015, approximately 91%, 88% and 78%, respectively, of our operating revenues were generated by our services, including emergency response services, to companies primarily engaged in offshore oil and gas exploration, development and production activities. Additionally, our leasing customers typically provide services to oil and gas companies in their respective local markets. As a result, demand for our services and utilization of our fleet, and thereby our revenue, profitability and results of operations, are significantly impacted by levels of activity in the offshore oil and gas industry. These levels of activity have historically been volatile, and the volatility is likely to continue in future periods. To varying degrees, activity levels in the offshore oil and gas industry are affected by prevailing oil and gas prices, expectations about future prices, price volatility and long-term trends in oil and gas prices. Historically, the prices for oil and gas, and consequently, the levels of activity in the offshore oil and gas exploration, development and production sectors, have been subject to wide fluctuations in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control, such as:

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

Beginning in mid-2014, oil and natural gas prices decreased significantly and remained low, compared to recent historical averages, through 2017. This prolonged, significant downturn in oil and gas prices reduced the demand for our services and utilization of our fleet, which has adversely affected our business, financial condition and results of operations. We cannot predict future oil and gas price movements. Any continuation of the lower oil and gas price environment or exacerbation thereof could further depress the level of helicopter activity in support of exploration and, to a lesser extent, production activity, which could have a material adverse effect on our business, financial condition, and results of operations. No assurance can be given that the recent decline of oil and gas prices will not continue to adversely affect offshore exploration or production operations, or that our operations will not continue to be adversely affected.
Additionally, the level of activity in offshore oil and gas exploration, development and production is affected by the relative economics of and resultant level of activity in land-based oil and gas exploration, development and production.  In recent years, there has been a significant focus on and increase in production from North American shale reservoirs, which has been facilitated by hydraulic fracturing and other technologies.  The availability of more economical oil and gas reserves, including, if applicable, North American shale reservoirs, could have a material adverse effect on our business, financial condition and results of operations.
The offshore helicopter services industry is cyclical.
The offshore helicopter services industry has historically been cyclical and is affected by the volatility of oil and gas price levels, fluctuations in government programs and spending and general economic conditions. There have been, and in the future may continue to be, periods of high demand followed by periods of low demand for our services. Changes in commodity prices can have a significant effect on demand for our services, and periods of low activity intensify price competition in the industry and could result in our helicopters being idle, or operating at reduced margins, for long periods of time. A prolonged significant downturn in oil and natural gas prices, such as the one we are currently experiencing, or increased regulation containing onerous compliance requirements is likely to cause a substantial decline in expenditures for exploration, development and production activity, which could result in a decline in demand and lower rates for our services. Similarly, the government agencies with which we do business could face budget cuts or limit spending, which would also result in a decline in demand and lower rates for our services. These changes could materially adversely affect our business, financial condition and results of operations.
The implementation by our customers of cost-saving measures could reduce the demand for our services.
Companies in the oil and gas exploration and production industry are continually seeking to implement measures aimed at cost savings, especially during times of depressed oil and gas pricing such as the one we are currently experiencing. In addition to curtailing exploration and development activities, measures taken by our customers to improve efficiencies and reduce costs may include reducing headcount, finding less expensive means for moving personnel offshore, changing rotations for personnel working offshore, pooling helicopter services among operators and requesting rate reductions or pricing concessions. Such measures are some, but not all, of the possible cost-saving initiatives that could result in reduced demand for, or pricing of, our helicopter transport services. In addition, customers may choose to establish their own helicopter operations or utilize other transportation alternatives, such as marine transport. The continued implementation of these kinds of cost-saving measures could reduce the demand or prevailing prices for our services and have a material adverse effect on our business, financial condition and results of operations.
We rely on a limited number of customers for a significant share of our revenues, the loss of any of which could materially adversely affect our business, financial condition and results of operations.
We derive a significant portion of our revenues from a limited number of oil and gas exploration, development and production companies and government agencies. Specifically, services provided to Anadarko, Petrobras and U.S. government agencies accounted for 28%, 22% and 16% of our revenues, respectively, for the year ended December 31, 2017. The portion of our revenues attributable to any single customer may change over time, depending on the level of activity by any such customer, our ability to meet the customer’s needs and other factors, many of which are beyond our control. The loss or reduction of business from any of our significant customers, if not offset by sales to new or existing customers, could have a material adverse effect on our business, financial condition and results of operations.
Further, to the extent any of our customers or the customers of companies to whom we lease helicopters experience an extended period of operational or financial difficulty, we could face significant counterparty credit risk or such customers could terminate our services generally with the requirement to pay little or no liquidating damages. The occurrence of either of these events could materially adversely affect our business, financial condition and results of operations.

Consolidation of and asset sales affecting our customer base could materially adversely affect demand for our services and reduce our revenues.
Many of our customers are international, independent and major integrated oil and gas exploration, development and production companies. In recent years, these companies have undergone substantial consolidation and engaged in sales of specific assets, and additional consolidation and asset sales are possible. In addition, since 2014 a number of oil and gas exploration, development and production companies have filed for bankruptcy or similar protections in other jurisdictions and have restructured by acquiring, selling or otherwise disposing of assets resulting in further industry consolidation. Consolidation results in fewer companies to charter or contract for our services. In the event one of our customers combines with, or sells assets to, a company that is using the services of one of our competitors, the combined or successor company could decide to use the services of that competitor or another provider. Further, merger activity among both major and independent oil and natural gas companies affects exploration, development and production activity as the consolidated companies often put projects on hold while integrating operations. Consolidation may also result in an exploration and development budget for a combined company that is lower than the total budget of both companies before consolidation. Reductions in the budgets of oil and gas companies could adversely affect demand for our services that could result in a material adverse effect on our business, financial condition and results of operations.
Our customers include U.S. government agencies that are dependent on budget appropriations, which may fluctuate and, as a result, limit their ability to use our services.
U.S. government agencies, consisting primarily of BSEE, are among our key customers and accounted for 16% of our revenues for the year ended December 31, 2017. Government agencies receive funding through budget appropriations, which are determined through the political process, and as a result, funding for the agencies with which we do business may fluctuate. In recent years, there has been increased Congressional scrutiny of discretionary program spending by the U.S. government in light of concerns over the size of the national debt and lawmakers have discussed the need to cut or impose caps on discretionary spending, which could result in budget cuts to federal agencies to which we provide services. If any of these agencies, and in particular BSEE, experience reductions in their budgets or if they change their spending priorities, their ability or willingness to spend on helicopter services may decline, and they may substantially reduce or cease using our services, which could have a material adverse effect on our business, financial condition and results of operations.
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
We compete against a number of helicopter operators, including other major global helicopter operators such as Bristow and CHC Group Ltd. In the U.S., we face competition for business in the oil and gas industry from three major operators: Bristow, PHI and Rotorcraft Leasing Company, LLC. In our international markets, we also face competition from local operators in countries where foreign regulations may require that contracts be awarded to local companies owned or controlled by nationals or from operators that are more recognized in some of those markets. There can be no assurance that our competitors will not be successful in capturing a share of our present or potential customer base. We also face potential competition from customers that establish their own flight departments and smaller operators with access to capital that can expand their fleets and operate more sophisticated and costly equipment. In addition, helicopter leasing companies, such as LCI, Lobo, Macquarie, Milestone and Waypoint, provide offerings that compete with, and could capture a share of, our leasing opportunities to third parties. Our competitors with lower capital costs, including those that may enter bankruptcy and emerge with a more efficient capital structure and lower operating costs, may benefit from a competitive advantage permitting them to offer lease rates for helicopters and/or services that are more attractive than those we can offer. For example, Milestone was acquired in January 2015 by GE Capital Aviation Services, a company with significant financial resources and a relatively lower cost of capital. We also compete with other providers of emergency response and utility services in various markets.
Certain customer contracts are awarded through competitive processes that may require us to expend significant resources with no guaranty of recoupment.

Certain customers award contracts helicopter services through an aggressive competitive bidding process and intense negotiations. Customers typically make their final choice based on the best price for the required helicopter model that is available within the time frame mandated by their needs. In order to successfully compete in such processes and facilitate timely commencement of operations in compliance with customer requirements, we may invest substantial time, money, and effort, including proposal development and marketing activities, required to prepare bids and proposals for contracts that may not be awarded to us or for processes that may be canceled prior to the execution of contracts.
Due to the intense competition in our markets and increasing customer demand for shorter delivery periods, even in cases where customers are not utilizing a competitive bidding process, we might be required to begin implementation of a project before the corresponding contract has been finalized. If we do not succeed in winning a bid or securing an opportunity for any reason, we may obtain little or no benefit from the expenditures associated with pursuing such opportunity and may be unable to recoup expended resources on future projects.
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
Our customers may be able to obtain services comparable to ours through other forms of transportation.
In certain markets, oil and gas companies have elected to transport personnel and equipment to and from offshore locations through the use of marine transportation vessels, especially when such offshore locations are close to shore. Technological improvements that increase the speed, comfort or efficiency of these vessels could reduce the demand for our oil and gas flight transportation services.
Our customers may shift risk to us.
We give to and receive from our customers indemnities relating to liabilities caused or assumed by us in connection with our operations. Our customers’ changing views on risk allocation may cause us to accept greater risk to win new business or may result in our losing business if we are not prepared to assume such risks. To the extent that we accept such additional risk, and seek to insure against it, if possible, our insurance premiums could rise. If we cannot insure against such additional risks or otherwise choose not to do so, we could be exposed to catastrophic losses in the event such risks are realized that could have a materially adverse effect on our business, financial condition and results of operations.
Our fixed operating expenses and long-term customer contracts could adversely affect our business, financial condition and results of operations under certain circumstances.
Our profitability is directly related to demand for our services. A significant portion of our operating expenses that are related to crew wages and benefits, insurance and maintenance programs are fixed and must be paid even when our helicopters are not actively servicing customers and generating income. A decrease in our revenues could therefore result in a disproportionate decrease in our earnings, as a substantial portion of our operating expenses would remain unchanged. Similarly, the discontinuation of any rebates, discounts or preferential financing terms offered to us by manufacturers or suppliers would have the effect of increasing our fixed expenses, and without a corresponding increase in our revenues, could have a material adverse effect on our business, financial condition and results of operations.
Increases in supplier, fuel, labor, insurance, and other costs are typically passed through to our customers through rate increases where possible, including as a component of contract escalation charges. However, certain of our contracts are long-term in nature and may not have escalation provisions or escalation may be tied to an index, which may not commensurate with the associated costs. These escalations may not be sufficient or we may not be able to realize the full benefit therefrom during a market downturn to enable us to recoup increased costs in full thereby resulting in lower margins. There can be no assurance that we will be able to estimate costs accurately or recover increased costs by passing such costs on to our customers. Further, we may not be successful in identifying or securing cost escalations for other costs that may escalate during the applicable customer contract term. During a prolonged market downturn such as the one we are currently experiencing, we may not be able to realize the benefit of any such escalations as a result of customer pricing sensitivities, which could adversely affect the profitability of such contracts. In the event that we are unable to fully recover material costs that escalate during the terms of our customer contracts, the profitability of our customer contracts and our business, financial condition and results of operations could be materially adversely affected.

Risk Factors Related to Our Operations
Our operations involve a degree of inherent risk that may not be adequately covered by our insurance and may increase our costs and limit our ability to obtain insurance on commercially reasonable terms or at all.
The operation of helicopters is subject to various risks, including catastrophic disasters, crashes, collisions, adverse weather conditions, mechanical failures or damage to our facilities, which may result in loss of life, personal injury to employees and third parties, damage to property or equipment owned by us or others, loss of revenues, termination of customer contracts, fines, penalties, suspension of operations, restrictions on conducting business, increased insurance costs, and damage to our reputation and customer relationships. Our helicopters have been involved in accidents in the past, some of which included loss of life, personal injury and property damage. We, or third parties operating our helicopters, may experience accidents or damage to our assets in the future. These risks could endanger the safety of both our and our customers’ personnel, equipment, cargo and other property, as well as the environment. If any of these events were to occur with equipment that we operate or lease to third parties, we could experience loss of revenue, termination of charter contracts, higher insurance rates and damage to our reputation and customer relationships. In addition, to the extent an accident occurs with a helicopter we operate or by assets supporting our operations, we could be held liable for resulting damages. The occurrence of any such incident could have a material adverse effect on our business, financial condition and results of operations.
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
We carry insurance, including hull and liability, liability and war risk, general liability, workers’ compensation and other insurance customary in the industry in which we operate. Our insurance coverage is subject to deductibles and maximum coverage amounts, the aggregate impact of which could be material. Our insurance policies are also subject to compliance with certain conditions, the failure of which could lead to a denial of coverage as to a particular claim or the voiding of a particular insurance policy. We cannot ensure that our existing coverage will be sufficient to protect against all potential liabilities or the total amount of insured claims and liabilities, that we will be able to maintain our existing coverage in the future, or that our existing coverage can be renewed at commercially reasonable rates without a substantial increase in premium. In addition, future terrorist activity, risk of war, accidents or other events could increase our insurance premiums. Even in cases where insurance covers the costs of repair due to damage to a helicopter, there may be a diminution in the value of the helicopter as result of it being less desirable for future service, which would likely not be covered by insurance. Furthermore, we are not generally insured for loss of profit, loss of use of helicopters, business interruption or loss of flight hours. The loss, or limited availability, of our liability insurance coverage, inadequate coverage from our liability insurance or substantial increases in future premiums could have a material adverse effect on our business, financial condition, and results of operations. Any material liability not covered by insurance or for which third-party indemnification is not available, would have a material adverse effect on our business, financial condition and results of operations.
We do not anticipate operating our Airbus H225 helicopters and may not recover amounts invested in such helicopters.
In April 2016, an Airbus Helicopters H225 (also known as an EC225LP) model helicopter operated by a global competitor was involved in an accident in Norway resulting in thirteen fatalities. The root cause of the accident is still under investigation, but preliminary reports published by the Accident Investigation Board Norway (“AIBN”) contain findings linking the accident to a design flaw. Following the crash, a number of regulatory authorities issued safety directives grounding, with limited exceptions, all Airbus H225 and AS332 L2 model helicopters registered in their jurisdictions. A number of customers and operators also voluntarily suspended operations of those two helicopter models. On October 7, 2016, the European Aviation Safety Agency (“EASA”) issued an Airworthiness Directive that allowed H225 and AS332 L2 helicopters to return to service, subject to significant additional maintenance and inspection requirements. On December 9, 2016, the Federal Aviation Administration in the United States issued an Alternative Means of Compliance (“AMOC”) that allowed these helicopters to return to service in the United States, subject to significant additional maintenance and inspection requirements. On July 20, 2017, the civil aviation authorities in each of Norway and the United Kingdom, the major European markets for H225 helicopters, published directives that set forth their requirements with respect to the return to service of these helicopter models, subject to significant additional maintenance and inspection requirements. Prior to a return to service, an operator must develop a return to service plan for the applicable helicopter model that must be approved by the relevant regulatory authority. Such a plan would need to include a detailed safety case, outlining specific maintenance processes and tooling and training requirements. In addition, these directives mandate that an operator must comply with an EASA directive issued on June 23, 2017 that requires the replacement of, and prescribes reduced service limits and inspections with respect to, certain identified parts. EASA also requires the installation of a new EASA-approved full flow magnetic plug device and imposes maintenance protocols to support the inspection of the main gearbox oil system particle detection. Even though H225s are no longer grounded by the regulatory authorities, our customers, their employees, and the unions to which our customers’ employees belong largely lack confidence in the H225 helicopter. As a result, we believe a full return to service for the H225 helicopter in offshore oil and gas operations is unlikely. We will not operate the H225 helicopters in our fleet unless and until we can develop a detailed safety case that demonstrates the H225 model helicopter can be operated safely. During the third quarter of 2017, we determined that we cannot develop such a case and that a broad-based return to service is improbable. We therefore cannot operate the H225 helicopters in our operations as we had planned at the time the helicopters were purchased.
These developments led the Company to conclude that the cash flows associated with its H225 heavy helicopters are largely independent from the cash flows associated with the remainder of the fleet and should be evaluated separately for impairment. The Company performed an impairment analysis on its H225 helicopters, capital parts, and related inventory. The inputs used in the Company’s fair value estimate were from Level 3 of the fair value hierarchy discussed in Note 2 to the Company’s audited consolidated financial statements included in this Annual Report on Form 10-K. The Company determined that the book value exceeded the fair value and recorded a $117 million impairment charge in the three months ended September 30, 2017. As of December 31, 2017, the net book value of our H225 helicopters and related inventory of parts and equipment (after the impairment charge) was $37.8 million, although no assurance can be given that if we were to choose to monetize our investment in the H225s we will be able to recover an amount that approximates the net book value of the assets or that we will be able to make any recovery at all.
In addition, we have filed suit against Airbus Helicopters, Inc. and Airbus Helicopter S.A.S. (collectively, “Airbus”) through which we are seeking damages from Airbus for breach of contract, fraudulent inducement and unjust enrichment. In pursuing this litigation we may expend significant resources, including cash. However, no assurance can be given that we will be successful in recovering any damages from Airbus in connection with this suit or any suit related to the H225s we may file against them in the future.
Failure to maintain an acceptable safety record and level of reliability may have an adverse impact on our ability to attract and retain customers.
Our customers consider safety and reliability as two of the primary attributes in selecting a helicopter service provider. We must maintain a record of safety and reliability that is acceptable to, and in certain instances is contractually required by, our customers. In an effort to maintain an appropriate standard, we incur considerable costs to maintain the quality of our safety and training programs and our fleet of helicopters. For example, we have implemented a safety program that includes, among many other features, (i) transition and recurrent training using full-motion flight simulators and other flight training devices, (ii) an FAA approved flight operational quality assurance program and (iii) HUMS, which automatically monitors and reports on vibrations and other anomalies on key components of certain helicopters in our fleet. In addition, many of our customers regularly conduct audits of our operations and safety programs. We cannot be assured that our safety program or our other efforts will provide an adequate level of safety, an acceptable safety record or satisfactory customer audit results. If we fail to maintain standards of safety and reliability that are satisfactory to our customers, our ability to retain current customers and attract new customers may be adversely affected. Moreover, accidents or similar disasters involving helicopters operated by us or by another helicopter operator could cause significant negative publicity, impact customer confidence, result in a loss of customer contracts or result in the mandatory or voluntary grounding of our helicopters or other interruption of services to our customers, particularly if such accident or disaster were due to a safety fault in a helicopter model in our fleet. Our helicopters have been involved in accidents in the past, some of which have included loss of life and property damage. We may experience similar accidents in the future. Failure to maintain an acceptable safety record may have an adverse effect on our business, financial condition and results of operations.
We may not be able to obtain work on acceptable terms covering some of our new helicopters, and some of our new helicopters may replace existing helicopters already under contract, which could adversely affect the utilization of our existing fleet.
As of December 31, 2017, we had placed orders for 11 new helicopters and have options to purchase an additional 10 helicopters. Many of our new helicopters may not be covered by customer contracts when they are placed into service, and we cannot assure you as to when we will be able to utilize these new helicopters or on what terms. The ability to place new helicopters into service is highly dependent on the level of activity in the offshore oil and gas market, which in turn is affected by oil and gas prices. To the extent our helicopters are covered by a customer contract, the typical duration of such contracts is generally too short to recover our full cost of purchasing the helicopter, requiring us to seek frequent renewals and subjecting us to the risk that we will be unable to recoup our investment in the helicopter. Once a new helicopter is delivered to us, we generally spend between one and three months installing equipment and configuring the helicopter to our specifications before we place it into service. As a result, there can be a significant delay between the delivery date for a new helicopter and when it begins to generate revenues for us. We also expect that some of our customers may request new helicopters in lieu of our existing helicopters, which could adversely affect the utilization of our existing fleet. Our inability to profitably deploy our aircraft could have a material adverse effect on our business, financial condition and results of operation.
Our fleet’s excess helicopters include those that are not otherwise under customer contracts, undergoing maintenance, dedicated for charter activity or subject to operational suspension or other restrictions.  Although we take actions to minimize excess capacity, we expect a certain level of excess capacity at any given time in an aviation logistics business as a result of the evolving nature of customers’ needs.  In general, there may be some lag time before helicopters that are not under customer contracts are placed with other customers.  If we are not successful in securing sufficient new contracts, we could experience a decline in the near-term utilization of our helicopters that could have a material adverse effect on our business, financial condition and results of operations.
Our dependence on a small number of helicopter manufacturers poses a significant risk to our business and prospects.
Although our fleet includes equipment from all four of the major helicopter manufacturers, our current fleet expansion and replacement needs rely on three manufacturers. If any of the manufacturers with whom we contract face production delays due to, for example, natural disasters, labor strikes or unavailability of skilled labor, we may experience a significant delay in the delivery of previously ordered helicopters. During these periods, we may not be able to obtain additional helicopters with acceptable pricing, delivery dates or other terms. Delivery delays or our inability to obtain acceptable helicopters or parts and components could adversely affect our business, financial condition and results of operations and jeopardize our ability to meet the demands of our customers and execute our business strategy. Furthermore, we may be required by regulatory authorities or voluntarily decide to temporarily or permanently remove certain helicopter models from service following certain incidents or accidents, thereby increasing our reliance on other models. The lack of availability of new helicopters resulting from a backlog in orders or unavailability of certain helicopter models for service could result in an increase in prices for certain types of used helicopters.
A shortfall in availability of aircraft components, parts and subsystems required for maintenance and repairs of our helicopters could adversely affect us.
In connection with required repairs and maintenance that we perform or are performed by others on our helicopters, we rely on eight key vendors (Leonardo-Finmeccanica Helicopters, Sikorsky Aircraft Corporation, Airbus Helicopters Inc., Bell Helicopter Textron Inc., Pratt and Whitney Canada, Safran Helicopters Engines, GE Aviation and Honeywell International) for the supply and overhaul of components on our helicopters. Consolidations involving suppliers could further reduce the number of alternative suppliers for us and increase the cost of components. These vendors have historically been the manufacturers of helicopter components and parts, and their factories tend to work at or near full capacity supporting the helicopter production lines for new equipment. This leaves little capacity for the production of parts requirements for maintenance of our helicopters. The tight production schedules, as well as new regulatory requirements, the availability of raw materials or commodities, or the need to upgrade parts or product recalls, can add to backlogs, resulting in key parts being in limited supply or available on an allocation basis. To the extent that these suppliers also supply parts for helicopters used by the U.S. military, parts delivery for our helicopters may be delayed during periods in which there are high levels of military operations. Our inability to perform timely repair and maintenance could result in our helicopters being underutilized and cause us to lose opportunities with existing or potential customers, each of which could have an adverse impact on our business, financial condition and results of operations. Furthermore, our operations in remote or foreign locations, where delivery of these components and parts could result in additional costs or take a significant period of time, may also impact our ability to repair and maintain our helicopters. Although every effort is made to mitigate such impact by attempting to store nearby a sufficient amount of key, integral parts, a delay in delivery may pose a risk to our results of operations. In addition, supplier cost increases for critical helicopter components and parts may also adversely impact our results of operations. If we store too few of these parts, we could incur the type of maintenance and repair delays described above. On the other hand, if we store too many parts in remote locations, a portion of them could become unusable or obsolete, causing us to record impairment charges. In addition, as many of our helicopters are manufactured by two European-based companies, the cost of spare parts could be impacted by changes in currency exchange rates.
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
We rely on the secondary helicopter market to dispose of our used aircraft and parts as part of our on-going fleet management efforts.
We manage our fleet by evaluating expected demand for helicopter services across global markets and the type of helicopters needed to meet this demand. As offshore oil and gas drilling and production globally moves to deeper water, more heavy and medium aircraft and newer technology aircraft may be required. As helicopters come off of current contracts or are replaced by newer models, our management evaluates our future needs for such helicopters against our ability to recover our remaining investments in these aircraft through secondary market sales. We are dependent upon the secondary helicopter and parts market to dispose of our helicopters as our fleet continues to evolve to address changes in demand driven by customer needs. The number of helicopter sales and the amount of gains and losses recorded on these sales is unpredictable. The loss of our ability to dispose of helicopters and related equipment in the secondary market could have a material adverse effect on our business, financial condition, and results of operations.
The book value of our owned helicopters as reflected on our balance sheet is based on our practice of depreciating our helicopters over their expected useful life to the expected salvage value to be received for such helicopter at the end of that life.  From time to time, we disclose our net asset value, which is based, in large part, on the fair market value of our helicopters derived from a combination of available market data, estimates, application of significant judgment and assistance of valuation specialists, including values obtained from third party analysts. There is no assurance that either the book value or net asset value of any helicopter represents the amount that we could obtain from an unaffiliated third party in an arm’s length sale of the aircraft, and market factors will impact the need for any write-downs of the book value, any recorded gains or losses on helicopter sales and our ability to realize the estimated fair market value of our fleet.
Any changes in the supply of, or demand for, helicopters could impact the secondary market. There may be limited or no demand for certain types of used helicopters, especially older medium or heavy helicopters. Industry conditions, including the global oil and gas market downturn we are currently experiencing, could result in a decline in demand for helicopters in that end market and a corresponding increase in idle helicopters. A global competitor filed for Chapter 11 bankruptcy protection in May 2016, and it has returned approximately 80 helicopters to lessors as part of its restructuring, resulting in an increased supply of helicopters available for sale and/or lease. This change in supply has adversely impacted helicopter rates and pricing of our helicopters and could undermine our ability to dispose of our helicopters in the secondary market.
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
The concentration of certain helicopter models in our fleet could materially adversely affect our business, financial condition and results of operations should any problems specific to these particular models occur.
As of December 31, 2017, the AW139 medium helicopter model, comprised approximately 50% of the net book value of our helicopter fleet.   If the market demand for this model declines, if this model experiences technical difficulties or if this model is involved in an operational incident, it could cause a diminution in value of the affected model.  In addition, the bankruptcy or shutdown of a helicopter operator or lessor with a large fleet of such helicopter models may result in an oversupply of such model being made available to the market, which could reduce the rates earned by, and/or the value of, such helicopter model.  Due to the high concentration of this model in our fleet, a significant decline in value of this model that is other than temporary could result in an impairment to the carrying value of our helicopter fleet. The occurrence of any of these events could materially adversely affect our business, financial condition or results of operations.
We derive revenue from non-wholly owned entities. If we are unable to maintain good relations with the other owners of such non-wholly owned entities, our business, financial condition and results of operations could be materially adversely affected.
Local regulatory requirements may require us to conduct our international operations using another operator’s AOC through non-wholly owned entities with local shareholders or through strategic alliances with foreign partners. We have in the past, and may in the future continue to, derive significant amounts of revenue from these entities. We depend to some extent upon good relations with our local partners that are shareholders in these entities to ensure profitable operations of our non-wholly owned entities. These shareholders may have interests that are not always aligned with ours and may not be required to provide any funding that these entities may require or may disagree with us as to the proper timing of cash distributions to us and our shareholder partners. Furthermore, certain shareholders’ agreements with local shareholders contain call arrangements that allow the local shareholder to elect to purchase our shares and/or require us to bear all of the losses of such entities. The calls are exercisable in certain circumstances, including liquidation and events of default. In the event shareholder disputes arise or we lose our interest in our non-wholly owned entities and/or find other local partners, it could negatively impact our revenues and profit sharing from such entities, and have a material adverse effect on our business, financial condition and results of operations.
We are highly dependent upon the level of activity in the U.S. Gulf of Mexico which is a mature exploration, development and production region.
For the years ended December 31, 2017, 2016 and 2015, our operating revenues derived from services provided to customers primarily engaged in oil and gas activities in the U.S. Gulf of Mexico represented approximately 62%, 62% and 66%, respectively, of our total operating revenues. The U.S. Gulf of Mexico is a mature exploration, development and production region that has undergone substantial seismic survey and exploration activity for many years. We cannot predict the levels of activity in this area. A large number of oil and gas properties in the region have already been drilled, and additional prospects of sufficient size and quality could be more difficult to identify. Generally, the production from these mature oil and gas properties is declining and future production may decline to the point that such properties are no longer economically viable to operate, in which case our services with respect to such properties may no longer be needed. Oil and gas companies may not identify sufficient additional drilling sites to replace those that become depleted. If activity in oil and gas exploration, development and production in the U.S. Gulf of Mexico materially declines, our business, financial condition and results of operations could be materially and adversely affected.
Any significant development impacting deepwater drilling in the U.S. Gulf of Mexico could materially adversely affect us.
We are highly dependent on offshore oil and gas activities in the U.S. Gulf of Mexico. As a result of the well-publicized sinking of the Deepwater Horizon, a semi-submersible deepwater drilling rig operating in the U.S. Gulf of Mexico after an apparent blowout and fire resulting in a significant flow of hydrocarbons from the BP Plc. Macondo well, the U.S. Department of Interior temporarily imposed a moratorium on offshore drilling operations and issued new rules designed to improve drilling and workplace safety in the U.S. Gulf of Mexico. The Bureau of Ocean Energy Management, BSEE, Office of National Resources Revenue and other regulatory agencies may issue new safety and environmental guidelines and regulations for drilling in the U.S. Gulf of Mexico and other geographic regions, the result of which may increase the costs and regulatory burden of exploration, development and production, reduce the area of operations for offshore oil and gas activities and result in permitting delays. We are monitoring legislation and regulatory developments; however, it is difficult to predict the ultimate impact of any new guidelines, regulations or legislation. A prolonged suspension of drilling activity or permitting delays in the U.S. Gulf of Mexico and other geographic locations in which we operate, new regulations and/or increased liability for companies operating in the offshore oil and gas sector, whether or not caused by a new incident in any region, could result in reduced demand for our services and could have a material adverse effect on our business, financial condition and results of operations.
We are subject to political, economic and regulatory risks associated with our international operations.
We operate and lease helicopters in international markets. During the years ended December 31, 2017, 2016 and 2015, approximately 34%, 31% and 21%, respectively, of our operating revenues were derived from our international operations. Our strategy contemplates growth in our international operations in the future. Our international operations are subject to a number of risks, including:

•	political conditions and events, including embargoes;

•
uncertainties concerning import and export restrictions, including the risk of fines or penalties assessed for violating export restrictions by the Office of Foreign Assets Controls of the U.S. Department of Treasury;

•
restrictive actions by U.S. and foreign governments, including those in Argentina, Brazil, Colombia, the Dominican Republic, India and Suriname, which could limit our ability to provide services in those countries;

•	the imposition of withholding or other taxes on foreign income, tariffs or restrictions on foreign trade and investment;

•	adverse tax consequences;

•	limitations on repatriation of earnings or currency exchange controls and import/export quotas;

•	nationalization, expropriation, asset seizure, blockades and blacklisting;

•	limitations in the availability, amount or terms of insurance coverage;

•	loss of contract rights and inability to adequately enforce contracts;

•	the lack of well-developed legal systems in some countries that could make it difficult for us to enforce contractual rights;

•	political, social and economic instability, war and civil disturbances or other risks that may limit or disrupt markets, such as terrorist attacks, piracy and kidnapping;

•	fluctuations in currency exchange rates, hard currency shortages and controls on currency exchange that affect demand for our services and our profitability;

•
potential noncompliance with a wide variety of laws and regulations, such as the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), and similar non-U.S. laws and regulations, including the U.K. Bribery Act 2010 (the “UKBA”) and Brazil’s Clean Companies Act (the “BCCA”);

•	labor strikes;

•	changes in general economic conditions;

•	adverse changes in foreign laws or regulatory requirements, including those with respect to flight operations and environmental protections; and

•	challenges in staffing and managing widespread operations, including logistical and communication challenges.
If we are unable to adequately address these risks, it may impact our ability to operate in certain international markets and our business, financial condition and results of operations could be materially adversely affected.
Our future growth may be impacted by our ability to expand into markets outside of our existing markets, which include the U.S. Gulf of Mexico, Brazil, Colombia, Suriname and Alaska.
Our future growth will depend on our ability to expand into markets outside of the U.S. Gulf of Mexico, Brazil, Colombia, Suriname and Alaska. Expansion of our business depends on our ability to operate in these other regions and may be adversely affected by:

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
Our business has traditionally been significantly dependent upon the level of offshore oil and gas exploration, development and production activity. The prolonged market downturn in the oil and gas industry that we are currently experiencing has adversely affected, our financial condition and results of operations and could continue to negatively impact our financial results in future periods. We consistently look for opportunities to diversify our operations. While diversification into other aviation services is intended to grow the business and offset the cyclical nature of oil and gas activities, we cannot be certain that the associated diversification benefits related to other services that we may offer in the future will be realized.
In order to support or grow our business, we may require additional capital in the future that may not be available to us.
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
As of December 31, 2017, our indebtedness consisted of $144.8 million aggregate principal amount of our 7.750% senior unsecured notes due 2022 (the “7.750% Senior Notes”), $39.0 million of borrowings outstanding under the Revolving Credit Facility, $21.6 million of aggregate indebtedness outstanding under two promissory notes and $3.0 million of installment payments due to taxing authorities in Brazil. In addition, we had the ability to borrow up to an additional $75.8 million under our Revolving Credit Facility, after taking into account the financial ratios we are required to maintain under the facility as discussed in more detail below.
The agreements governing our Revolving Credit Facility and the indenture governing our 7.750% Senior Notes contain various covenants that limit our ability to, among other things:

•	make investments;

•	incur or guarantee additional indebtedness;

•	incur liens or pledge the assets of certain of our subsidiaries;

•	pay dividends or make investments;

•	keep excess cash amounts;

•	maintain a maximum senior secured leverage ratio;

•	maintain a minimum interest coverage ratio;

•	maintain a minimum ratio of the sum of their fair market value of mortgaged helicopters, accounts receivable and inventory to total funded and committed debt;

•	enter into transactions with affiliates; and

•	enter into certain sales of all or substantially all of our assets, mergers and consolidations.
Failure to comply with these covenants is an event of default under the facility, and therefore, our ability to borrow under our Revolving Credit Facility is dependent on and limited by our ability to comply with such covenants. Refer to Note 8 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information.
On March 7, 2018, we entered into a Consent and Amendment No. 4 to the Amended and Restated Senior Secured Revolving Credit Facility Agreement that, among other things, (a) reduced the aggregate principal amount of revolving loan commitments from $200.0 million to $125.0 million, (b) extended the agreement’s maturity date until March 31, 2021, (c) revised the definition of EBITDA to permit an add-back for ongoing litigation expenses related to the H225 helicopters, and (d) adjusted the covenant requirement to maintain an interest coverage ratio of not less than 1.75:1:00 and a senior secured leverage ratio of not more than 3.25:100. Refer to Note 8 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information.
If we experience reduced operating revenues, our ability to utilize our Revolving Credit Facility may be limited or we may require additional investments in our capital stock to maintain our financial ratio within applicable limits. Any inability to borrow under our Revolving Credit Facility could have a material adverse effect on our ability to make capital expenditures and our business, financial condition and results of operations. Further, failure to maintain the financial ratios required under our Revolving Credit Facility would constitute an event of default, allowing the lenders under our Revolving Credit Facility to declare the entire balance of any and all sums payable under the facility immediately due and payable, which in turn would permit the holders of our 7.750% Senior Notes to accelerate maturity of the 7.750% Senior Notes.
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

Credit rating agencies continually review our corporate ratings and ratings for our public debt securities. Credit rating agencies also evaluate the industries in which we and our affiliates operate as a whole and may change their credit rating for us based on their overall view of such industries. In March 2016, Moody’s conducted a review of oilfield services companies in the United States and downgraded our corporate family rating to B3 from B1, with a negative outlook which is where it remains today. There can be no assurance that any rating assigned to our currently outstanding public debt securities will remain in effect for any given period of time or that any such ratings will not be lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances so warrant.
A further downgrade of our credit ratings could, among other things:

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
We are exposed to credit risks.
We are exposed to credit risk on trade receivables and the unexpected loss of cash and earnings when a customer cannot meet its obligation to us or when the value of security provided declines. Customer credit risk is exacerbated during times of depressed oil prices, like that we are currently experiencing. In addition to collection risk, we are exposed to the risk of potential contractual termination in the event that a customer voluntarily or involuntarily seeks relief from creditors upon becoming insolvent or unable to repay its debts as they become due and the risk of customers seeking to renegotiate contracts on terms more beneficial to the customer. To mitigate trade credit risk, we have developed credit policies and procedures that are designed to monitor and limit exposure to credit risk on our receivables. Such policies include the review, approval and monitoring of new customers, annual credit evaluations and credit limits. However, there can be no assurance that such procedures will effectively limit our credit risk and avoid losses, and, if not effective, such credit risks could have a material adverse effect on our business, financial condition and results of operations.
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
We are exposed to currency fluctuations and exchange rate risks. A significant portion of our unfunded capital purchase obligations are denominated in foreign currencies and, although some of these risks may be hedged, fluctuations could significantly impact our cost of purchase and, as a result, our business, financial condition and results of operation. We purchase some of our helicopters and helicopter parts from foreign manufacturers and maintain operations in foreign countries, which results in portions of our revenues and expenses being denominated in foreign currencies. We attempt to minimize our exposure to currency exchange risk by contracting the majority of our services in U.S. dollars. As a result, a strong U.S. dollar may increase the local cost of our services that are provided under the U.S. dollar denominated contracts, which may reduce demand for our services in foreign countries. Generally, we do not enter into hedging transactions to protect against exchange risks related to our gross revenue or operating expenses.
In addition, currency fluctuations could result in particular helicopter models becoming less expensive for our competitors, which could lead to excess helicopter capacity and increased competition, in turn jeopardizing both pricing and utilization of our equipment. Such currency fluctuations could also impact residual values for certain helicopters priced in foreign currencies.

Because we maintain our financial statements in U.S. dollars, our financial results are vulnerable to fluctuations in the exchange rate between the U.S. dollar and foreign currencies, primarily the euro and the Brazilian real. Changes in exchange rates could materially adversely affect our business, financial condition or results of operations.
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
The financial results of our business are both directly and indirectly dependent upon economic conditions throughout the world, which in turn can be impacted by conditions in the global financial markets. These factors are outside our control and changes in circumstances are difficult to predict. Uncertainty about global economic conditions may lead businesses to postpone spending in response to tighter credit and reductions in income or asset values, which may lead many lenders and institutional investors to reduce, and in some cases, cease to provide, funding to borrowers. Weak economic activity may lead government customers to cut back on services. Factors such as interest rates, availability of credit, inflation rates, economic uncertainty, regulatory and tax changes, trade barriers, commodity prices, currency exchange rates and controls, national and international political circumstances (including wars, terrorist acts or security operations) and the failure of lenders participating in our Revolving Credit Facility to fulfill their commitments and obligations under such facility could have a material adverse effect on our business, financial condition and results of operations.
A slowdown in economic activity can reduce worldwide demand for energy and result in an extended period of lower oil and natural gas prices. A prolonged reduction in oil and natural gas prices may depress the activity levels of oil and gas companies, which could adversely impact the financial position of our customers and the customers of those operators to whom we lease helicopters. As a result, there could be a corresponding decline in demand for our services, an increase in the volatility of our stock price and an inability of our customers to pay amounts owed to us in a timely manner or at all. Perceptions of a long-term depression of oil and natural gas prices may also further reduce or defer major expenditures by oil and gas companies given the long-term nature of many large-scale development projects. These conditions could have a material adverse effect on our business, financial condition and results of operations.
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
Our operations in the U.S. Gulf of Mexico may also be adversely affected by weather. Tropical storm season runs from June through November. Tropical storms and hurricanes limit our ability to operate our helicopters in the proximity of a storm, reduce oil and gas exploration, development and production activity, could result in the incurrence of additional expenses to secure equipment and facilities and may require us to evacuate our aircraft, personnel and equipment out of the path of a storm. In addition, a significant portion of our facilities are located along the coast of the U.S. Gulf of Mexico and extreme weather may cause substantial damage to such properties. Despite our efforts to prepare for storms and secure our equipment, we may suffer damage to our helicopters or our facilities, which may impact our ability to provide our services. Any negative impact as a result of adverse weather conditions or the seasonality of our operations may materially affect our business, financial condition and results of operations.
We may undertake one or more significant corporate transactions that may not achieve their intended results, may result in unforeseeable risks to our business and may materially adversely affect our business, financial condition and results of operations.
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
Our failure to attract and retain qualified personnel could have an adverse effect on our business, financial condition and results of operations.
Loss of the services of key management personnel at our corporate and regional headquarters without being able to attract personnel of equal ability could have a material adverse effect on our business, financial condition and results of operations. Further, Title 49 of the Transportation Code and other statutes require that our President and two-thirds of our board of directors and other managing officers be U.S. citizens which limits the potential pool of new candidates. The skills, experience and industry contacts of our senior management significantly benefit our operations and administration. The failure to attract, retain and properly motivate the members of our senior management team and other key employees, or to find suitable replacements for them in the event of death, ill health or their desire to pursue other professional opportunities, could have a material adverse effect on business, financial condition and results of operations.
Our ability to attract and retain qualified pilots, mechanics and other highly trained personnel is likewise an important factor in determining our future success. For example, many of our customers require pilots with very high levels of flight experience. In addition, the maintenance of our helicopters requires mechanics that are trained and experienced in servicing particular makes and models of helicopters. The market for these highly trained personnel is competitive and we cannot be certain that we will be successful in attracting and retaining qualified personnel in the future. Some of our pilots, mechanics and other highly trained personnel, as well as those of our competitors, are members of the U.S. military reserves who have been, or could be, called to active duty. If significant numbers of such personnel are called to active duty, it would reduce the supply of such workers and likely increase our labor costs.
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
All of our employees in Brazil (representing approximately 28% of our employees) are represented under collective bargaining or union agreements. Any disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees under these agreements could result in strikes, work stoppages or other slowdowns by the affected workers. Our U.S. employees are not currently represented by a collective bargaining agreement. However, we cannot assure you that our employees will not unionize in the future. Periodically, certain groups of our employees may consider entering into such an agreement.
If our unionized workers engage in a strike, work stoppage or other slowdown, other employees elect to become unionized, existing labor agreements are renegotiated, or future labor agreements contain terms that are unfavorable to us, we could experience a disruption of our operations or higher ongoing labor costs, which could materially adversely affect our business, financial condition and results of operations.
Adverse results of legal proceedings could have a material adverse effect on us.
We are subject to, and may in the future be subject to a variety of legal proceedings and claims that arise out of the ordinary conduct of our business. Results of legal proceedings cannot be predicted with certainty. Irrespective of their merits, legal proceedings may be both lengthy and disruptive to our operations and may cause significant expenditure and diversion of management attention. We may face significant monetary damages or injunctive relief that could have a material adverse effect on our business, financial condition and results of operations should we not prevail in certain matters.
Negative publicity may materially adversely affect us.
Media coverage and public statements that insinuate improper actions by us or relate to accidents or other issues involving the safety of our helicopters or operations, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation or governmental investigations by regulators. Specifically, accidents involving any aircraft operated by us or another operator could cause material adverse publicity affecting us or our industry generally and could lead to the perception that our aircraft are not safe or reliable.

Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs and divert resources. Further, negative publicity may have an adverse impact on our reputation, our customer relationships and the morale of our employees, which could materially adversely affect our business, financial condition and results of operations.
Failure to develop or implement new technologies could materially adversely affect our business, financial condition and results of operations.
Many of the helicopters that we operate, and the demand for such helicopters, are subject to changing technology, introductions and enhancements of models of helicopters and services and shifting customer demands, including technology preferences. Our future growth and financial performance will depend in part upon our ability to develop, market and integrate new services and to accommodate the latest technological advances and client preferences. In addition, the introduction of new services or technologies, such as unmanned aerial vehicles, that compete with our services could result in our revenues decreasing over time. If we are unable to upgrade our operations or fleet with the latest technological advances in a timely manner, or at all, our business, financial condition and results of operations could suffer. Furthermore, any disruption to computers, communication systems or other technical equipment used by us and our fleet could significantly impair our ability to operate our business efficiently and could have a material adverse effect on our business, financial condition and results of operations.
We rely on information technology, and if we are unable to protect against service interruptions, system failures, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted and our business could be materially adversely affected.
We rely on information technology networks and systems to process, transmit and store electronic and financial information; to capture knowledge of our business; to coordinate our business across our operation bases and to communicate with our employees and externally with customers, suppliers, partners and other third parties. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns, hardware or software failures, power outages, computer viruses, cyber attacks, telecommunication failures, user errors, lack of support or catastrophic events and we may experience such damages, interruptions, malfunctions or security breaches in the future. Our systems may also be older generations of software which are unable to perform as effectively as, and fail to communicate well with, newer systems.
Our information technology systems are becoming increasingly integrated. If our information technology systems were to suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience business disruptions, which would have a material adverse effect on our business, financial condition and results of operations and on the ability of management to align and optimize technology to implement business strategies. In addition, cyber attacks could lead to potential unauthorized access and disclosure of confidential information, including the Personally Identifiable Information of our customers and employees. Cyber attacks could also lead to data loss and corruption. There is no assurance that we will not experience these service interruptions or cyber attacks in the future. Further, as the frequency, scope and sophistication of cyber attacks continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyber attacks. A security breach may also lead to potential claims from third parties or employees.
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
Since we hold the status of a U.S. air carrier under the regulations of both the U.S. DOT and the FAA and we engage in the operating and leasing of helicopters in the U.S., we are subject to regulations pursuant to the Transportation Code and other statutes (collectively, “Aviation Acts”). The Transportation Code requires that certificates to engage in air transportation be held only by citizens of the U.S. as that term is defined in the relevant section of the Transportation Code. That section requires: (i) that our president and two-thirds of our board of directors and other managing officers be U.S. citizens; (ii) that at least 75% of our outstanding voting stock be owned by U.S. citizens; and (iii) that we must be under the actual control of U.S. citizens. Further, our helicopters operating in the U.S. must generally be registered in the U.S. In order to register such helicopters under the Aviation Acts, we must be owned or controlled by U.S. citizens. Although our amended and restated certificate of incorporation and amended and restated bylaws contain provisions intended to ensure compliance with the provisions of the Aviation Acts, failure to maintain compliance would result in the loss of our air carrier status prohibiting us from operating helicopters in the U.S. during any period in which we did not comply with these regulations, and would thereby adversely affect our business, financial condition and results of operations.
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
We currently derive a significant portion of our revenues from services we provide in the U.S. Gulf of Mexico in support of offshore oil and gas exploration, development and production activity. As such, we are subject to the U.S. government’s exercise of authority under the provisions of the Outer Continental Shelf Lands Act. The Outer Continental Shelf Lands Act restricts the availability of offshore oil and gas leases by requiring certain lease conditions, such as the implementation of safety and environmental protections, the preparation of spill contingency plans and air quality standards for certain pollutants, the violation of any of which could result in a potential court injunction curtailing operations and lease cancellations. The Outer Continental Shelf Lands Act also requires that all pipelines operating on or across the outer continental shelf provide open and nondiscriminatory access to shippers. These provisions could adversely impact exploration and production activity in the U.S. Gulf of Mexico. If activity in oil and gas exploration, development and production in the U.S. Gulf of Mexico declines, our business, financial condition and results of operations could be materially adversely affected.
We are subject to tax and other legal compliance risks, including anti-corruption statutes, the violation of which may materially adversely affect our business, financial condition and results of operations.
As a global business, we are subject to complex laws and regulations in the U.S. and other countries in which we operate. These laws and regulations relate to a number of aspects of our business, including import and export controls, the payment of taxes, employment and labor relations, fair competition, data privacy protections, securities regulation, anti-money laundering, anti-corruption, economic sanctions and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may sometimes conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. A failure to comply could also result in significant fines, damages and other criminal sanctions against us, our officers, employees, joint venture partners or strategic partners, prohibitions or additional requirements on the conduct of our business and damage to our reputation. Further, we could be charged with wrongdoing for any violation of such laws and regulations by our agents, local partners or joint ventures, even though such parties may not be subject to the applicable statutes or may not operate under our control. Failure by us or one of our agents, joint ventures or strategic partners to comply with applicable export and trade practice laws could result in civil or criminal penalties and suspension or termination of export privileges. Certain violations of law could also result in suspension or debarment from government contracts. We incur additional legal compliance costs associated with our global regulations and the changes in laws or regulations and related interpretations and other guidance could result in higher expenses and payments. Uncertainty relating to such laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights.
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
Environmental regulation and liabilities, including new or developing laws and regulations, may increase our costs of operations and materially adversely affect us.

Our operations are subject to international and U.S. federal, state and local environmental laws and regulations, including those that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage, recycling and disposal of toxic and hazardous wastes. The nature of our business requires that we use, store and dispose of materials that are subject to environmental regulation. Environmental laws and regulations change frequently, which makes it difficult for us to predict their cost or impact on our future operations. Liabilities associated with environmental matters could have a material adverse effect on our business, financial condition and results of operations. Further, we could be exposed to strict, joint and several liability for cleanup costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Any failure by us to comply with applicable environmental laws and regulations may result in governmental authorities taking action against us that could adversely impact our operations and financial condition. Such actions may include the:

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
Environmental laws and regulations change frequently, requiring us to devote a substantial amount of capital and other resources for compliance. In recent years, governments have increasingly focused on climate change, carbon emissions and energy use. Laws and regulations that curb the use of conventional energy, or require the use of renewable fuels or renewable sources of energy-such as wind or solar power, could result in a reduction in demand for hydrocarbon-based fuels such as oil and natural gas. In addition, governments could pass laws, regulations or taxes that increase the cost of such fuels, thereby decreasing demand for our services and also increasing the costs of our operations. More stringent environmental laws, regulations or enforcement policies could have a material adverse effect on our business, financial condition and results of operations.
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
Our future effective tax rates could be adversely affected by changes in tax laws, both domestically and internationally, or the interpretation or application thereof.  From time to time, the U.S. Congress and foreign, state and local governments consider legislation that could increase our effective tax rate or the effective tax rates of our consolidated affiliates. We cannot determine whether, or in what form, legislation will ultimately be enacted or what the impact of any such legislation would have on our profitability. If these or other changes to tax laws are enacted that increase our effective tax rate, such changes could have a material adverse effect on our business, financial condition and results of operation.
Our future effective tax rates could also be materially adversely affected by changes in the valuation of our deferred tax assets and liabilities, changes in the mix of earnings in countries with differing statutory tax rates, the ultimate repatriation of earnings from foreign subsidiaries to the U.S., or by changes in tax treaties, regulations, accounting principles or interpretations thereof in one or more countries in which we operate. In addition, we are subject to the potential examination of our income tax returns by the Internal Revenue Service (the “IRS”) and other tax authorities where we file tax returns. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that such examinations will not have a material adverse effect on our business, financial condition and results of operations.
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
Recently enacted tax reform legislation, informally known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), adopted significant changes to the Internal Revenue Code (the “Code”), including, among other things, significantly reducing the statutory corporate U.S. federal income tax rate, imposing limitations on the ability to deduct interest expense and net operating losses and making changes to the way a U.S. multinational’s foreign operations are taxed, including a one-time mandatory tax on deferred foreign earnings and the imposition of the “base erosion anti-abuse tax.” Because the Tax Act was adopted in December 2017, we have made estimates of the effects of the Tax Act on our financial results and condition that we believe are reasonable and have recorded provisional amounts in our financial statements as of December 31, 2017. However, we may make adjustments to the provisional amounts as we continue to assess the impact the Tax Act will have on us and such adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made.

Risk Factors Relating to Our Common Stock
Our stock price may fluctuate significantly.
The trading price of our Common Stock may be volatile and subject to wide price fluctuations in response to various factors, including:

•	market conditions in the broader stock market;

•	commodity prices, including oil and gas prices and the perceived level of off-shore oil and gas activities;

•	actual or anticipated fluctuations in our quarterly financial condition and results of operations;

•	introduction of new equipment or services by us or our competitors;

•	grounding of all or a portion of our fleet;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	sales, or anticipated sales, of large blocks of our stock;

•	additions or departures of key personnel;

•	regulatory or political developments;

•	litigation and governmental investigations; and

•	changing economic conditions.
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
Our amended and restated certificate of incorporation provides that persons or entities that are not “citizens of the U.S.” (as defined in the Federal Aviation Act of 1958) shall not collectively own or control more than 24.9% of the voting power of our outstanding capital stock (the “Permitted Foreign Ownership Percentage”) and that, if at any time persons that are not citizens of the U.S. nevertheless collectively own or control more than the Permitted Foreign Ownership Percentage, the voting rights of our outstanding voting capital stock in excess of the Permitted Foreign Ownership Percentage owned by stockholders who are not citizens of the U.S. shall automatically be reduced. These voting rights will be reduced pro rata among the holders of voting shares who are not citizens of the U.S. to equal the Permitted Foreign Ownership Percentage based on the number of votes to which the underlying voting securities are entitled. Shares held by persons who are not citizens of the U.S. may lose their associated voting rights and be redeemed as a result of these provisions. These restrictions may also have a material adverse impact on the liquidity or market value of our Common Stock because stockholders may be unable to transfer our Common Stock to persons who are not citizens of the U.S.
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
The cost of compliance or failure to comply with the Exchange Act, the Sarbanes-Oxley Act of 2002 and the NYSE requirements may materially adversely affect our business, financial condition and results of operations.
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and certain provisions of the Sarbanes-Oxley Act as well as the reporting and corporate governance requirements of the NYSE. When we are no longer considered an emerging growth company pursuant to the JOBS Act (which will be no later than December 31, 2018 unless our public float exceeds $700 million or our annual revenues exceed $1 billion before such date), we will become subject to additional requirements under the Sarbanes-Oxley Act, including the requirement to provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal controls over financial reporting. These requirements impose significant compliance obligations upon us and may place a strain on our systems and resources. The Exchange Act requires that we file annual and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. The failure to comply with Section 404 of the Sarbanes-Oxley Act may result in investors losing confidence in the reliability of our financial statements (which may result in a decrease in the trading price of our Common Stock), prevent us from providing the required financial information in a timely manner (which could materially adversely affect our business, financial condition, results of operations, the trading price of our Common Stock and our ability to access capital markets, if necessary), prevent us from otherwise complying with the standards applicable to us as an independent, publicly-traded company and subject us to adverse regulatory consequences.
We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, investor confidence in our Company and, as a result, the value of our Common Stock.
We are required to report on the effectiveness of our internal controls over financial reporting and include in our Annual Reports on Form 10-K management’s assessment of the effectiveness of such controls. In connection with management’s assessment of our internal control over financial reporting for the year ended December 31, 2016, as well as the preparation of our Quarterly Report for the quarterly period ended September 30, 2017, management identified certain material weaknesses in our internal controls. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As described in Part II Item 9A “Management’s Report on Internal Control Over Financial Reporting,” our material weakness related to fixed assets controls initially identified in fiscal 2016 has been remediated. However, in our assessment of our internal controls for the year ended December 31, 2017, management identified a material weakness in our internal control over financial reporting related to review controls over the monthly calculation and accrual of interest relating to tax installment agreements entered into by Aeróleo, our subsidiary in Brazil. Additionally, a material weakness was identified in the third quarter of 2017 related to income tax and the tax accrual process which is still in process of being remediated. As a result of such material weaknesses, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2017. We are in the process of remediating these material weaknesses, but our remediation efforts are not complete. As we continue to evaluate and work to improve our internal controls, management may determine to take additional measures to address these material weaknesses or determine to modify its remediation plan.

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
Our amended and restated certificate of incorporation and amended and restated bylaws include certain provisions that could have the effect of discouraging, delaying or preventing a change of control of our Company or changes in our management. Such provisions include, among other things:

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

These provisions in our amended and restated certificate of incorporation and bylaws may discourage, delay or prevent a transaction involving a change in control of our Company that is in the best interest of our stockholders. Even in the absence of a takeover attempt, the existence of these provisions may materially adversely affect the prevailing market price of our Common Stock if they are viewed as discouraging future takeover attempts.
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
Our executive offices are located in Houston, Texas, and we maintain our U.S. Gulf of Mexico regional headquarters in Lake Charles, Louisiana, where we coordinate operations for the entire U.S. Gulf of Mexico, manage the support of our worldwide operations, and house our primary maintenance facility and training center. We maintain additional bases in the U.S. Gulf of Mexico near key offshore development sites as well. We maintain multiple operating bases in Alaska. Additionally, we maintain a regional headquarters in Rio de Janeiro and multiple operating bases in Brazil and a regional headquarters in Bogotá and multiple operating bases in Colombia. The majority of the bases from which we operate are leased.
Our principal physical properties are helicopters, which are more fully described in Item 1, - “Business - Equipment and Services” above.

ITEM 3.	LEGAL PROCEEDINGS
In the normal course of our business, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining our potential exposure to these matters and has recorded reserves in our financial statements related thereto as appropriate. It is possible that a change in our estimates related to these exposures could occur, but we do not expect any such changes in estimated costs would have a material effect on our consolidated financial position or results of operations. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies for a discussion of certain legal proceedings that we are a party to and Note 12 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Officers of Era Group serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of Era Group as of March 5, 2018 were as follows:

Name	Age	Position
Christopher Bradshaw	41
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

Stuart Stavley	45
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

Paul White	43
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

Jennifer Whalen	44
Senior Vice President, Chief Financial Officer since February 2018. From June 2017 to February 2018, Ms. Whalen served as the Company’s Vice President, Acting Chief Financial Officer, from August 2013 to June 2017, served as Vice President and Chief Accounting Officer, and from April 2012 to August 2013, served as the Company’s Controller. From August 2007 to March 2012, Ms. Whalen served in several capacities at nLIGHT Photonics Corporation, including as Director of Accounting. Prior to these roles, Ms. Whalen served as the Manager of Accounting at InFocus Corporation for just over two years. Ms. Whalen started her career in the assurance practice with PricewaterhouseCoopers LLP.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock
Our Common Stock trades on the NYSE under the trading symbol “ERA.” The table below shows the high and low sale prices for our Common Stock during each quarter in the years ended December 31, 2017 and 2016.

	HIGH	LOW
Year Ended December 31, 2017
Fourth quarter	$11.74	$9.23
Third quarter	11.52	8.10
Second quarter	13.83	8.00
First quarter	17.73	11.07
Year Ended December 31, 2016
Fourth quarter	17.20	7.22
Third quarter	10.68	6.92
Second quarter	11.58	7.90
First quarter	11.76	7.03
On March 5, 2018, the last reported sale price of our Common Stock on the NYSE was $9.43 per share.
Holders of Record
As of March 5, 2018, there were 159 holders of record of our Common Stock.
Dividends
We have not paid cash dividends and do not currently intend to pay cash dividends on our Common Stock. We intend to retain all available funds and any future earnings to reduce debt and fund the development and growth of our business. Our Revolving Credit Facility and 7.750% Senior Notes limit our ability to pay dividends. Future agreements we may enter into, including with respect to any future debt we may incur, may also further limit or restrict our ability to pay dividends. Any future determination to pay dividends will be at the discretion of our Board of Directors and will take into account:

•	restrictions in our Revolving Credit Facility, 7.750% Senior Notes and other debt instruments outstanding at that time;

•	general economic and business conditions;

•	our financial condition and results of operations;

•	our capital requirements and the capital requirements of our subsidiaries;

•	the ability of our operating subsidiaries to pay dividends and make distributions to us;

•	the requirements of Delaware and other applicable law related to the payment of dividends; and

•	such other factors as our Board of Directors may deem relevant.

Company Purchases of Equity Securities
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the fourth quarter of 2017:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2017 - October 31, 2017	—	$—	—	$22,934,076
November 1, 2017 - November 30, 2017	—	$—	—	$22,934,076
December 1, 2017 - December 31, 2017	—	$—	—	$22,934,076
_______________

(1)
On August 14, 2014, our Board of Directors authorized the repurchase of up to $25.0 million in value of our Common Stock from time to time at the discretion of a committee of our Board of Directors. As of December 31, 2017, $22.9 million of authority remained unutilized and available for purchases of our Common Stock at the discretion of a committee of our Board of Directors comprised of the Non-Executive Chairman, the Audit Committee Chairman and our President and Chief Executive Officer.

Performance Graph
The following graph shows a comparison from January 31, 2013 through December 31, 2017 of the cumulative total return for our Common Stock, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”), the Standard & Poor’s Oil & Gas Equipment Select Industry Index and our peer group(1). The graph assumes that $100 was invested at the market close on January 31, 2013, the date trading of our Common Stock commenced on the NYSE following the Spin-off from SEACOR.
_______________

(1)	Index of Bristow Group Inc. and PHI Inc.

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

	Years Ended December 31,
	2017	2016	2015	2014	2013
Statements of Operations Data:
Operating revenues	$231,321	$247,228	$281,837	$331,222	$298,959
Operating income (loss)	(136,464)	(3,369)	24,294	42,651	46,163
Net income (loss) attributable to Era Group Inc.	(28,161)	(7,978)	8,705	17,117	18,705
Earnings (Loss) Per Common Share:
Basic	$(1.36)	$(0.39)	$0.42	$0.84	$0.88
Diluted	$(1.36)	$(0.39)	$0.42	$0.84	$0.88
Statement of Cash Flows Data – provided by (used in):
Operating activities	$20,096	$58,504	$44,456	$78,286	$64,371
Investing activities	(6,047)	(12,774)	(22,807)	(93,872)	(43,459)
Financing activities	(27,497)	(32,986)	(46,026)	26,127	(1,508)
Effects of exchange rate changes on cash and cash equivalents	81	(164)	(2,120)	(1,009)	426
Capital expenditures	(16,770)	(39,200)	(60,050)	(106,732)	(110,105)
Balance Sheet Data (at period end):
Cash and cash equivalents	$13,583	$26,950	$14,370	$40,867	$31,335
Total assets	792,097	955,173	1,004,351	1,017,174	958,583
Long-term debt, less current portion	202,174	230,139	264,479	282,118	279,391
Total equity	445,681	468,417	471,303	460,364	436,061

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2017, 2016 and 2015. You should read this discussion and analysis together with our Consolidated Financial Statements and related notes and the other financial information included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Item 1.A. Risk Factors” and elsewhere in this Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.
Overview
We are one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the U.S., which is our primary area of operations. Our helicopters are primarily used to transport personnel to, from and between offshore oil and gas production platforms, drilling rigs and other installations. In the years ended December 31, 2017, 2016 and 2015, approximately 62%, 62% and 66%, respectively, of our total operating revenues were earned in the U.S. Gulf of Mexico. In the years ended December 31, 2017, 2016 and 2015, approximately 34%, 31% and 21% of total operating revenues were earned in international locations. We currently have customers in Argentina, Brazil, Colombia, the Dominican Republic, India and Suriname.
The primary users of our helicopter services are international, independent and major integrated oil and gas exploration, development and production companies, national oil companies and BSEE. In the years ended December 31, 2017, 2016 and 2015, approximately 91%, 88% and 78%, respectively, of our operating revenues were derived from helicopter services, including emergency response services, provided to customers primarily engaged in offshore oil and gas exploration, development and production activities. Additionally, our leasing customers typically provide services to oil and gas companies in their respective local markets. As such, our results are tied to the level of activity in the offshore oil and gas industry. In addition to serving the oil and gas industry, we provide emergency response services, utility services and, until recently, Alaska flightseeing tours, among other activities.
As of December 31, 2017, we owned or operated a total of 132 helicopters, consisting of 16 heavy helicopters, 47 medium helicopters, 29 light twin engine helicopters and 40 light single engine helicopters. As of December 31, 2017, we had commitments to purchase an additional 11 new helicopters consisting of six heavy helicopters and five light twin helicopters. The heavy helicopters are scheduled to be delivered in 2018 and 2019, and the delivery dates for the light twin helicopters have not been determined. In addition, we had outstanding options to purchase up to an additional 10 heavy helicopters. If these options were exercised, the helicopters would be scheduled for delivery in 2019 and 2020.
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
For the last 11 years, we have provided transportation services to government inspectors of offshore installations, drilling rigs and platforms. This contract was renewed in October 2016 for a term of one year with four one-year options to extend, and is expected to run through September 2021.
Brazil is among the most important markets for offshore oil and gas exploration, development and production activity world-wide. We participate in this market through our consolidated joint venture, Aeróleo.
We also provide emergency response services in the U.S. Gulf of Mexico.
Dry-Leasing. We enter into lease arrangements for our helicopters with operators primarily located in international markets such as Argentina and India. The helicopters are contracted to local helicopter operators, which often prefer to lease helicopters rather than purchase them. Leasing affords us the opportunity to access new markets without significant initial infrastructure investment and generally without ongoing operating risk.

Other Activities and Services. In order to diversify sources of our earnings and cash flow, we deploy a number of helicopters in support of other industries and activities, such as emergency response services and until recently flightseeing tours. In the years ended December 31, 2017, 2016 and 2015, approximately 3%, 6% and 7% of our operating revenues were generated by these other activities and services. We also provide inland utility in Alaska such as firefighting, mining, power line and pipeline survey activities.
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
Market Outlook
The offshore oil and gas market is highly cyclical with demand linked to the price of oil and gas. The prices of oil and gas are critical factors in our customers’ investment and spending decisions. The price of crude oil declined significantly beginning mid- 2014, which negatively impacted the cash flow of our customers and has led them to reduce capital and operational expenditures from prior levels, including reductions related to offshore exploration, development and production activities. We experienced customer contract cancellations and decreased fleet utilization as some of our customers decreased the number of helicopters on contract or canceled their contract upon limited notice. While the price of crude oil has now recovered to more favorable levels, our customers’ spending on offshore exploration, development and production activities remains depressed, though we have experienced an increase in customer activity since mid-2017. Based on our recent experience and discussions with our customers about their helicopter transport needs, we anticipate demand for our services will continue to improve as the oil and gas markets recover, although no assurance can be given that this will be the case.
We generate a vast majority of our operating revenue from contracts supporting our oil and gas customers’ offshore production operations, which have long-term transportation requirements. Production activities are typically less cyclical than the exploration and development activities because production platforms remain in place over the long-term and are relatively unaffected by economic cycles, as the marginal cost of lifting a barrel of oil once a platform is in operation is low. If there are additional declines in the price of oil and gas, there could be a delay or cancellation of planned offshore projects impacting our operations in future periods.
The remainder of our oil and gas revenues primarily comes from transporting personnel to and from offshore drilling rigs. Deepwater activity continues to be a significant segment of the global offshore oil and gas markets and typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the oil and gas companies using relatively conservative assumptions relating to oil and gas prices. Although these projects are considered to be less susceptible to short-term fluctuations in the price of oil and gas compared to shorter cycle projects, persistently low crude oil prices over the last three years caused these companies to reevaluate their future capital expenditures in regards to deepwater projects and resulted in the rescaling, delay or cancellation of planned offshore projects, which could could continue to impact our operations in future periods.
We are exposed to foreign currency exchange risk primarily through our euro-denominated capital commitments and our Brazilian operations, where we receive a portion of our revenues and incur expenses in the Brazilian real. Two of the large helicopter OEMs are headquartered in Europe and price many of their helicopters in euros. Fluctuations in the value of the U.S. dollar against the euro affects the amount of our unfunded commitments in U.S. dollar terms. Although the strength of the U.S. dollar has made the acquisition of euro-denominated helicopter models less expensive for us in recent years, the weakness of the euro also makes such acquisitions less expensive for our competitors and potential competitors, which could lead to excess helicopter capacity and increased competition and jeopardize both pricing and utilization of our equipment. Fluctuations in the value of the euro could also destabilize residual values for certain euro-denominated helicopters. Recently, the euro has begun to strengthen relative to the U.S. dollar.
We believe that we are well positioned to address the near term challenges. Our liquidity levels provide a stable foundation in the current market environment and will permit us to, together with operational efficiency improvements benefitting us and our customers, maintain and improve our customer relationships and competitive position.
Recent Developments
Amendment to the Revolving Credit Facility
On March 7, 2018, Era Group entered into a Consent and Amendment No. 4 to the Amended and Restated Senior Secured Revolving Credit Facility Agreement that, among other things, (a) reduced the aggregate principal amount of revolving loan commitments from $200.0 million to $125.0 million, (b) extended the agreement’s maturity until March 31, 2021, (c) revised the definition of EBITDA to permit an add-back for ongoing litigation expenses related to the H225 helicopters, and (d) adjusted the covenant requirement to maintain an interest coverage ratio of not less than 1.75:1:00 and a senior secured leverage ratio of not more than 3.25:100 (see “Liquidity and Capital Resources” below).

Sale of Alaska Flightseeing Assets
On February 23, 2018, the Company sold all of its flightseeing assets in Alaska, which consisted of eight AS350 single engine helicopters, two operating facilities, and related property and equipment for $10.0 million. As a result, the Company will not conduct flightseeing operations in 2018.

U.S. Tax Reform
The U.S. government recently enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code that resulted in a significant reduction in the Company’s U.S. net deferred tax liabilities as of December 31, 2017. The Tax Act also establishes new regulations that will affect 2018 and after, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%. Refer to Note 7 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information.

Cessation of H225 Operations
In April 2016, an Airbus Helicopters H225 (also known as an EC225LP) model helicopter operated by a global competitor was involved in an accident in Norway. The helicopter was carrying eleven passengers and two crew members, who were all killed in the accident. The root cause of the accident is still under investigation, but preliminary reports published by AIBN contain findings linking the accident to a design flaw. Following the crash, a number of regulatory authorities issued safety directives grounding, with limited exceptions, all Airbus H225 and AS332 L2 model helicopters registered in their jurisdictions. A number of customers and operators voluntarily suspended operations of those two helicopter models.  On October 7, 2016, the EASA issued an Airworthiness Directive that allowed H225 and AS332L2 helicopters to return to service, subject to significant additional maintenance and inspection requirements.  On December 9, 2016, the Federal Aviation Administration in the United States issued an AMOC that allowed these helicopters to return to service, subject to significant additional maintenance and inspection requirements to allow these helicopters to return to service in the United States.  On July 20, 2017, the civil aviation authorities in each of Norway and the United Kingdom, the major European markets for the H225 helicopters, published directives that set forth their requirements with respect to the return to service of these helicopter models, subject to significant additional maintenance and inspection requirements. Prior to a return to service, an operator must develop a return to service plan for the applicable helicopter model that must be approved by the relevant regulatory authority. Such a plan would need to include a detailed safety case, outlining specific maintenance processes and tooling and training requirements. In addition, these directives mandate that an operator must comply with an EASA directive issued on June 23, 2017 that requires the replacement of, and prescribes reduced service limits and inspections with respect to, certain identified parts. EASA also requires the installation of a new EASA-approved full flow magnetic plug device and imposes maintenance protocols to support the inspection of the main gearbox oil system particle detection.

Even though H225 helicopters are no longer suspended by the regulatory authorities, there is not confidence amongst our customers, their employees, and the unions to which our customers’ employees belong in a detailed safety case that would justify a return to service of the H225 model helicopters. As a result, we believe a full return to service for the H225 helicopters in offshore oil and gas operations is unlikely.

We will not operate the H225 helicopters in our fleet unless and until we can develop a detailed safety case that demonstrates the H225 model helicopter can be operated safely. During the third quarter of 2017, we determined that we cannot develop such a case and that a broad-based return to service is improbable. We therefore cannot operate the H225 helicopters in our operations as we had planned at the time the helicopters were purchased.

We own nine H225 helicopters, including five currently located in the U.S., three currently located in Brazil, and one currently located in Norway.  Since the accident, we have utilized other heavy and medium helicopters to service our operations. These developments led us to conclude that the cash flows associated with our H225 helicopters are largely independent from the cash flows associated with the remainder of our fleet and should be evaluated separately for impairment. We have performed an impairment analysis on our H225 helicopters, capital parts, and related inventory and determined that the projected undiscounted cash flows over the remaining useful life were less than the carrying amount. We determined that the book value exceeded the fair value and recorded a $117 million impairment charge in the three months ended September 30, 2017.

As of December 31, 2017, the net book value of our H225 helicopters and related inventory of parts and equipment was $37.8 million.

Airbus Lawsuit
On November 21, 2016, we filed a lawsuit in the District Court of Dallas County, Texas against Airbus alleging breaches of various contracts between us, fraudulent inducement and unjust enrichment in connection with the sale by Airbus of H225 model helicopters to us.  We seek compensation for our monetary damages in an amount to be determined.  We cannot predict the ultimate outcome of the litigation, and we may spend significant resources pursuing our legal remedies against Airbus.

Tax Special Regularization Program

During the fourth quarter of 2017, our Brazil subsidiary elected to enter certain settled and open tax claims in the Tax Special Regularization Program (the “PERT Program”) pursuant to Brazil Provisional Measure No. 783 issued on May 31, 2017. The PERT Program allows for the partial settement of debts, both income tax debts and non-income-based tax debts, due by April 30, 2017 to Brazil’s Federal Revenue Service with the use of tax credits, including income tax loss carryforwards. A $3.5 million income tax benefit was recorded during the fourth quarter attributable to utilization of income tax loss carryforwards under the PERT Program offset by the accrual of additional operating expense associated with certain indirect tax claims enrolled into the PERT program.
Fleet Developments and Capital Commitments
We focus on the modernization of our fleet and the standardization of equipment. Oil and gas companies typically require modern helicopters that offer enhanced safety features and greater performance. In response to this demand, we have transformed our fleet significantly. Since the beginning of 2005, we have added 147 helicopters, disposed of 128 helicopters and reduced the average age of our owned fleet from 17 years to 13 years. We spent $16.8 million, $39.2 million and $60.1 million to acquire helicopters and other equipment in the years ended December 31, 2017, 2016 and 2015, respectively, primarily for heavy and medium helicopters, spare helicopter parts and facility improvements.
As of March 5, 2018, we had unfunded commitments of $85.9 million, primarily pursuant to agreements to purchase eight helicopters, consisting of three AW189 heavy helicopters and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered in 2018 through 2019. Delivery dates for the AW169 helicopters have not been determined. In addition, we had outstanding options to purchase up to an additional ten AW189 helicopters. If these options were exercised, the helicopters would be delivered in 2019 and 2020. Approximately $87.2 million of these commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability other than aggregate liquidated damages of $2.2 million.
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
Operating revenues for emergency response services are earned through a fixed monthly fee plus an incremental charge for flight hours flown, and charter revenues are typically earned through an hourly rate with a minimum number of hours to be charged daily.
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

Results of Operations

	2017		2016		2015
	(in thousands)%		(in thousands)%		(in thousands)%
Operating revenues:
United States	$152,187	66	$171,121	69	$222,465	79
Foreign	79,134	34	76,107	31	59,372	21
Total operating revenues	231,321	100	247,228	100	281,837	100
Costs and expenses:
Operating:
Personnel	62,380	27	69,889	28	68,775	25
Repairs and maintenance	54,325	23	45,875	19	53,603	19
Insurance and loss reserves	4,594	2	6,253	3	6,127	2
Fuel	12,386	5	12,860	5	13,069	5
Leased-in equipment	1,107	—	1,091	—	992	—
Other	32,654	14	33,895	14	28,915	10
Total operating expenses	167,446	71	169,863	69	171,481	61
Administrative and general	42,092	18	36,206	15	42,812	15
Depreciation and amortization	45,736	20	49,315	20	47,337	17
Total costs and expenses	255,274	109	255,384	104	261,630	93
Gains on asset dispositions	4,507	2	4,787	2	5,953	2
Loss on impairment	(117,018)	(51)	—	—	(1,866)	(1)
Operating income (loss)	(136,464)	(58)	(3,369)	(2)	24,294	8
Other income (expense):
Interest income	760	—	741	—	1,191	—
Interest expense	(16,763)	(7)	(17,325)	(7)	(13,526)	(5)
Derivative losses, net	—	—	—	—	(18)	—
Foreign currency gains (losses), net	(226)	—	7	—	(2,590)	(1)
Gain on debt extinguishment	—	—	518	—	1,617	1
Gain on sale of FBO	—	—	—	—	12,946	5
Other, net	(12)	—	69	—	45	—
Total other income (expense)	(16,241)	(7)	(15,990)	(7)	(335)	—
Income (loss) before income tax expense and equity earnings	(152,705)	(65)	(19,359)	(9)	23,959	8
Income tax expense (benefit), net	(122,665)	(53)	(3,357)	(1)	14,117	5
Income (loss) before equity earnings	(30,040)	(12)	(16,002)	(8)	9,842	3
Equity earnings (losses), net of tax	1,425	1	1,092	—	(1,943)	(1)
Net income (loss)	(28,615)	(11)	(14,910)	(8)	7,899	2
Net loss attributable to noncontrolling interest in subsidiary	454	—	6,932	3	806	—
Net income (loss) attributable to Era Group Inc.	$(28,161)	(11)	$(7,978)	(5)	$8,705	2

Operating Revenues by Service Line. The following table sets forth our operating revenues by service line for the years ended December 31, 2017, 2016 and 2015.

	2017		2016		2015
	(in thousands)%		(in thousands)%		(in thousands)%
Operating revenues
Oil and gas:(1)
U.S.	$134,085	58	$139,999	57	$184,782	66
International	64,369	28	63,089	26	18,972	7
Total oil and gas	198,454	86	203,088	83	203,754	73
Dry-leasing	16,049	7	13,205	5	40,757	14
Emergency response	11,747	5	25,220	10	27,538	10
Flightseeing	5,071	2	5,715	2	7,041	2
FBO(2)	—	—	—	—	2,760	1
Eliminations	—	—	—	—	(13)	—
Total operating revenues	$231,321	100	$247,228	100	$281,837	100
_______________

(1)	Primarily oil and gas activities, but also includes revenues from utility services such as firefighting.

(2)	We sold our FBO on May 1, 2015.
Year Ended December 31, 2017 compared with Year Ended December 31, 2016
Operating Revenues. Operating revenues were $15.9 million lower in the twelve months ended December 31, 2017 (the “Current Year”) compared to the twelve months ended December 31, 2016 (the “Prior Year”).
Operating revenues from oil and gas operations in the U.S. were $5.9 million lower in the Current Year. Operating revenues from light twin and single engine helicopters were $8.7 million and $6.2 million lower, respectively, primarily due to lower utilization. Operating revenues from medium and heavy helicopters were $7.2 million and $2.7 million higher, respectively, primarily due to higher utilization. Miscellaneous revenues were $0.8 million lower primarily due to the recognition of a contract termination fee in the Prior Year.
Operating revenues from international oil and gas operations were $1.3 million higher. Operating revenues in Colombia increased by $1.7 million primarily due to a short-term contract and higher utilization. Operating revenues in Brazil increased by $0.6 million primarily due to the strengthening of the Brazilian real relative to the U.S. dollar, partially offset by lower utilization. These increases were partially offset by a $1.0 million decrease in Suriname primarily due to lower utilization.
Operating revenues from emergency response services were $13.5 million lower in the Current Year primarily due to a $5.6 million decrease as a result of fewer SAR subscribers and fewer SAR flight hours and a $7.9 million decrease as a result of the end of air medical contracts during the Current Year.
Revenues from dry-leasing activities were $2.8 million higher in the Current Year primarily due to $4.0 million of lease return charges on helicopters returned to the Company upon the conclusion of lease contracts, partially offset by leases that ended subsequent to the Prior Year.
Operating revenues from flightseeing activities were $0.6 million lower in the Current Year primarily due to lower utilization.
Operating Expenses. Operating expenses were $2.4 million lower in the Current Year. Personnel costs were $7.5 million lower primarily due to a reduction in headcount. Insurance and loss reserves were $1.7 million lower primarily due to a reduction in premiums. Fuel expense was $0.5 million lower primarily due to reduced flight hours. Other operating expenses were $1.2 million lower primarily due to reduced activity, partially offset by indirect tax expense of $2.0 million related to the PERT Program in Brazil in the Current Year. These decreases were partially offset by an increase in repairs and maintenance expense of $8.5 million primarily due to a $2.3 million increase in power-by-the-hour (“PBH”) expense, a net reduction in vendor credits of $2.4 million and a $3.8 million increase related to the timing of repairs. The increased PBH expense was primarily due to the recognition of $7.1 million of credits in the Prior Year related to the removal of helicopters from PBH programs, partially offset by the recognition of credits and fewer flight hours in the Current Year.
Administrative and General. Administrative and general expenses were $5.9 million higher in the Current Year primarily due to increases of $6.3 million in professional services fees and $0.7 million due to the recognition of a bad debt recovery in Brazil in the Prior Year. These increases were partially offset by a decrease of $0.8 million in compensation and employee costs as a result of lower headcount and a decrease of $0.3 million in other administrative and general costs.

Depreciation and Amortization. Depreciation and amortization expense was $3.6 million lower in the Current Year primarily due to certain assets becoming fully depreciated and asset dispositions subsequent to the Prior Year and a decrease in depreciation on the Company’s H225 helicopters following their impairment during the Current Year, partially offset by new heavy helicopters placed in service.
Gains on Asset Dispositions, Net.  In the Current Year, we sold or otherwise disposed of a hangar in Alaska, three helicopters, capital parts and other assets for gains of $4.5 million. In the Prior Year, we sold or otherwise disposed of two hangars in Alaska, nine helicopters and related equipment for gains of $4.8 million.
Loss on Impairment. We recorded a loss on impairment of $117.0 million in the Current Year related to a decline in the value of our H225 helicopters.
Operating Income (Loss). Operating loss as a percentage of revenues was 58% in the Current Year compared to 2% in the Prior Year. Excluding gains on asset dispositions, operating loss as a percentage of revenues was 61% in the Current Year compared to 3% in the Prior Year. The increase in operating loss as a percentage of revenues in the Current Year was primarily due to the loss on impairment and increased professional services fees and repairs and maintenance expenses as described above.
Interest Expense. Interest expense was $0.6 million lower in the Current Year primarily due to lower outstanding debt balances and the resumption of the capitalization of interest on certain helicopter deposits in the Current Year compared to the expensing of interest on these deposits in the Prior Year due to the refund of helicopter deposits. This was partially offset by $0.8 million of additional accrued interest resulting from the correction of immaterial accounting errors.
Gain on Debt Extinguishment. Gain on debt extinguishment was $0.5 million in the Prior Year due to the repurchase of $5.0 million of our 7.750% Senior Notes.
Income Tax Benefit. Income tax benefit was $119.3 million higher in the Current Year primarily due to approximately $70.0 million related to the impact of the Tax Act, as well as the tax impact of the impairment of our H225 helicopters, capital parts and inventory during the Current Year.
Equity Earnings. Equity earnings, net of tax, were $0.3 million higher in the Current Year primarily due to higher earnings at our Dart Holding Company Ltd. (“Dart”) joint venture.
Year Ended December 31, 2016 compared with Year Ended December 31, 2015
Operating Revenues. Operating revenues were $34.6 million lower in the twelve months ended December 31, 2016 compared to the twelve months ended December 31, 2015.
Operating revenues from oil and gas operations in the U.S. Gulf of Mexico were $30.8 million lower in 2016. Operating revenues from medium helicopters were $16.8 million lower primarily due to lower utilization and lower average rates. Operating revenues from heavy helicopters were $8.1 million lower primarily due to fewer helicopters on contract and lower average rates. Operating revenues from light twin and single engine helicopters were $3.8 million and $1.6 million lower, respectively, primarily due to lower utilization. Miscellaneous revenues were $0.5 million lower primarily due to reduced part sales.
Operating revenues from oil and gas operations in Alaska were $14.0 million lower in 2016 primarily due to lower utilization.
Operating revenues from international oil and gas operations were $44.1 million higher in 2016. International revenues increased by $44.2 million due to the consolidation of Aeróleo effective October 1, 2015, by $4.9 million due to new contracts in Suriname and by $0.9 million due to higher utilization in Colombia. These increases were partially offset by a decrease of $5.9 million in Brazil primarily due to lower utilization during the period in which Aeroleo’s revenues were consolidated in both years.
Revenues from dry-leasing activities were $27.6 million lower in 2016. Dry-leasing revenues decreased by $21.4 million due to the consolidation of Aeróleo, by $6.4 million due to contracts that ended and by $1.5 million due to the bankruptcy of a customer. These decreases were partially offset by increases of $1.0 million due to new leases and $0.5 million due to lease return charges.
Operating revenues from SAR activities were $2.3 million lower in 2016 primarily due to fewer subscribers and reduced charter activity.
Operating revenues from air medical services were consistent with 2015. Revenues decreased by $0.7 million primarily due to a contract that ended in March 2015, partially offset by increases of $0.5 million due to increased part sales and $0.2 million due to increased flight hours.
Operating revenues from flightseeing activities were $1.3 million lower in 2016 primarily due to unfavorable weather conditions which resulted in a shorter flightseeing season and increased flight cancellations.

Operating revenues from our fixed base operations (“FBO”) were $2.8 million lower in 2016 due to the sale of the FBO on May 1, 2015.
Operating Expenses. Operating expenses were $1.6 million lower in 2016. Repairs and maintenance expenses were $7.7 million lower due to a decrease of $4.7 million related to the timing of repairs, a net increase of $4.5 million in PBH buyout credits and a $3.2 million decrease in PBH expense resulting from reduced flight hours; these decreases were partially offset by a $1.8 million increase related to the correction of immaterial accounting errors, $2.3 million reduction in vendor credits and an increase of $0.7 million due to the consolidation of Aeróleo. Fuel expense was $0.2 million lower due to a reduction of $4.6 million resulting from fewer flight hours in the U.S. and the sale of the FBO on May 1, 2015, partially offset by an increase of $4.3 million due to the consolidation of Aeróleo. Other operating expenses were $5.0 million higher primarily due to the consolidation of Aeróleo. Personnel costs were $1.1 million higher primarily due to an increase of $8.8 million resulting from the consolidation of Aeróleo, partially offset by a decrease of $7.7 million resulting from reduced headcount and cost-control initiatives in the U.S.
Administrative and General. Administrative and general expenses were $6.6 million lower in 2016. Compensation expenses were $2.3 million lower primarily due to a $4.2 million decrease resulting from reduced headcount and incentive compensation in the U.S., partially offset by an increase of $1.8 million resulting from the consolidation of Aeróleo. Bad debt expenses were $1.4 million lower primarily due to a $0.8 million bad debt reserve recorded in 2015 and a $0.8 million bad debt recovery in 2016. Shared service expenses were $0.6 million lower due to the end of the Amended and Restated Transition Services Agreement (“TSA”) with SEACOR in June 2015. Other administrative and general expenses were $2.4 million lower due to decreases of $3.2 million in the U.S. resulting from cost cutting measures and lower professional services fees, partially offset by increases of $0.8 million resulting from the consolidation of Aeróleo.
Depreciation and Amortization. Depreciation and amortization expense was $2.0 million higher in 2016 due to an increase of $2.4 million resulting from the addition of new heavy helicopters, a base expansion project and additional information technology infrastructure required as a result of the transition of related services previously provided by SEACOR, partially offset by a decrease of $0.2 million resulting from the correction of immaterial accounting errors.
Gains (Losses) on Asset Dispositions, Net.  Gains on asset dispositions were $1.2 million lower in 2016. During the Current Year, we sold or otherwise disposed of two hangars in Alaska and nine helicopters for total proceeds of $28.0 million resulting in net gains of $5.0 million, and we disposed of spare parts and other equipment for total proceeds of $0.6 million resulting in net losses of $0.2 million. During 2015, we sold or otherwise disposed of 18 helicopters and other equipment for total consideration of $36.5 million, including cash proceeds of $25.3 million, resulting in net gains of $6.0 million including $0.7 million related to the early buy-out of two helicopter leases by a customer.
Goodwill Impairment. We recorded a goodwill impairment of $1.9 million during 2015 resulting from a decline in the price of crude oil and our stock price and a prolonged downturn in the oil and gas market.
Operating Income (Loss). Operating loss as a percentage of revenues was 2% in 2016 compared to operating income as a percentage of revenues of 8% in 2015. Excluding gains on asset sales, operating loss as a percentage of revenues was 3% in 2016 compared to operating income as a percentage of revenues of 7% in 2015. The decrease in operating income as a percentage of revenues was primarily due to reduced revenues, the consolidation of Aeróleo and increased depreciation expense.
Interest Income. Interest income was $0.5 million lower in 2016 primarily due to the early buy-out of helicopter leases by a customer in 2015.
Interest Expense. Interest expense was $3.8 million higher in 2016 primarily due to decreased capitalized interest of $5.6 million and a $0.5 million write off of previously capitalized financing costs due to the reduction of the total commitment amount of our Revolving Credit Facility, partially offset by savings of $2.3 million due to the cumulative repurchases of our 7.750% Senior Notes.
Foreign Currency Gains (Losses), net. Foreign currency losses were $2.6 million in 2015 primarily due to the weakening of the euro resulting in losses on our euro-denominated balances and realized losses on settled forward currency contracts.
Gain on Debt Extinguishment. Gains on debt extinguishment were $0.5 million in 2016 due to the repurchase of $5.0 million of our 7.750% Senior Notes. Gains on debt extinguishment were $1.6 million in 2015 due to the repurchase of $50.2 million of our 7.750% Senior Notes.
Gain on Sale of FBO. The sale of the FBO in 2015 resulted in cash proceeds of $14.3 million and a pre-tax gain of $12.9 million.
Income Tax Expense (Benefit). Income tax benefit was $3.4 million in 2016 compared to expense of $14.1 million in 2015. The decrease in expense was primarily due to a taxable net loss and a $0.5 million benefit resulting from the correction of errors in our prior year tax provision in 2016 as well as the write-off of a deferred tax asset related to the consolidation of Aeróleo and a nonrecurring charge to deferred taxes related to the transfer of a helicopter to Hauser Investments Limited (“Hauser”) in the Prior Year.
Equity Earnings (Losses), Net of Tax. Equity earnings, net of tax, were $1.1 million in 2016 compared to losses of $1.9 million in 2015. The increase in equity earnings was primarily due to increased earnings from our Dart joint venture in 2016.
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
On December 7, 2012, we completed the offering of our 7.750% Senior Notes and used the net proceeds from the offering to repay $190.0 million of borrowings outstanding under our prior $200.0 million senior secured revolving credit facility (the “Prior Credit Facility”). On March 31, 2014, we entered into our current Revolving Credit Facility through an amendment to the Prior Credit Facility. On March 7, 2018, we entered into a Consent and Amendment No. 4 to the Amended and Restated Senior Secured Revolving Credit Facility Agreement that, among other things, (a) reduced the aggregate principal amount of revolving loan commitments from $200.0 million to $125.0 million, (b) extended the agreement’s maturity until March 31, 2021, (c) revised the definition of EBITDA to permit an add-back for ongoing litigation expenses related to the H225 helicopters, and (d) adjusted the covenant requirement to maintain an interest coverage ratio of not less than 1.75:1:00 and a senior secured leverage ratio of not more than 3.25:100.
Our Revolving Credit Facility entered into on March 7, 2018, requires that we maintain a senior secured leverage ratio which ratio may not be greater than 3.25:1.00 at the end of each fiscal quarter, maintain a minimum interest coverage ratio covenant of 1.75:1.00 at the end of each fiscal quarter, and maintain an asset coverage ratio with respect to the fair market value of our mortgaged helicopters and secured accounts receivable and inventory to funded and committed secured debt, with certain carve-outs, of 2.00:1.00, among other items.
During the year ended December 31, 2017, we repaid $43.0 million previously borrowed under our Revolving Credit Facility using cash flows from operations and proceeds from helicopter and other equipment dispositions. We also borrowed $17.0 million to make final payments on S92 helicopters. As of December 31, 2017, the amount of additional borrowings available to us under the Revolving Credit Facility was $75.8 million.
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
As of March 5, 2018, we had unfunded capital commitments of $85.9 million, primarily pursuant to agreements to purchase eight helicopters. Approximately $35.9 million is payable in 2018, with the remaining commitments payable through 2019. We also had $1.3 million of deposits paid on options not yet exercised. We may terminate $87.2 million of these commitments (inclusive of deposits paid on options not yet exercised) without further liability to us other than aggregate liquidated damages of $2.2 million. In addition, we had outstanding options to purchase up to an additional ten AW189 helicopters. If these options were exercised, the helicopters would be delivered beginning in 2019 through 2020. We expect to finance the remaining acquisition costs through a combination of cash on hand, cash provided by operating activities and borrowings under our Revolving Credit Facility.

Summary of Cash Flows

	2017	2016	2015
	(in thousands)
Cash provided by (used in):
Operating activities	$20,096	$58,504	$44,456
Investing activities	(6,047)	(12,774)	(22,807)
Financing activities	(27,497)	(32,986)	(46,026)
Effect of exchange rates on cash and cash equivalents	81	(164)	(2,120)
Net increase (decrease) in cash and cash equivalents	$(13,367)	$12,580	$(26,497)
Operating Activities
Cash flows provided by operating activities decreased by $38.4 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. Cash flows provided by operating activities increased by $14.0 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. The components of cash flows provided by operating activities during the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
	(in thousands)
Operating income before depreciation and gains on asset dispositions and impairments, net	$21,493	$41,159	$67,544
Changes in operating assets and liabilities before interest and income taxes	8,795	21,040	(10,714)
Cash settlements on derivative transactions, net	—	—	(356)
Interest paid, excluding capitalized interest of $497, $46 and $6,091 in 2017, 2016 and 2015, respectively	(15,315)	(15,268)	(12,642)
Income taxes refunded (paid)	(426)	5,978	(5,960)
Other	5,549	5,595	6,584
Total cash flows provided by operating activities	$20,096	$58,504	$44,456
Operating income before depreciation and gains on asset dispositions and impairments, net was $19.7 million lower for the year ended December 31, 2017 compared to the year ended December 31, 2016, due to a $15.9 million decrease in revenues resulting from reduced utilization of our helicopter fleet and dry-leasing contracts that ended during and subsequent to 2016 and a $5.9 million increase in administrative and general expenses. This decrease in revenues and increase in G&A was partially offset by a $2.4 million decrease in operating expenses primarily due to a reduction in activity and cost-cutting measures.
Operating income before depreciation and gains on asset dispositions and impairments, net was $26.4 million lower for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to a $34.6 million decrease in revenues resulting from reduced utilization of medium helicopters, dry-leasing contracts that ended during and subsequent to 2015 and the sale of the FBO in May 2015. This decrease in revenues was partially offset by a $6.6 million decrease in administrative and general expenses and a $1.6 million decrease in operating expenses primarily due to a reduction in activity and cost-cutting measures.
Changes in operating assets and liabilities before interest and income taxes resulted in cash inflows of $8.8 million for the year ended December 31, 2017 compared to inflows of $21.0 million for the year ended December 31, 2016, primarily due to a decrease in trade receivables and other assets.
Changes in operating assets and liabilities before interest and income taxes resulted in cash outflows of $21.0 million for the year ended December 31, 2016 compared to outflows of $10.7 million for the year ended December 31, 2015, primarily due to decrease in trade receivables and an increase in trade payables and other liabilities.
Interest paid, excluding capitalized interest, was $2.6 million higher for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to the suspension of capitalized interest between November 2015 and December 2016.
Income taxes paid were $0.4 million as a result of operations in Suriname for the year ended December 31, 2017 compared to income taxes refunded of $6.0 million for the year ended December 31, 2016.
Income taxes refunded were $6.0 million for the year ended December 31, 2016 compared to income taxes paid of $6.0 million for the year ended December 31, 2015. We made estimated tax payments during 2015 as a result of the sale of the FBO and a reduction in tax depreciation that were refunded in 2016.

Investing Activities
During the year ended December 31, 2017, net cash used in investing activities was $6.0 million primarily as follows:

•	Capital expenditures were $16.8 million, which consisted primarily of helicopter acquisitions and deposits on future helicopter deliveries.

•	Proceeds from the disposition of property and equipment were $9.4 million.

•	Net deposits into escrow accounts, primarily for like-kind exchange transactions, were $0.5 million.

•	Net principal payments on notes due from third-parties and equity investees were $0.9 million.
During the year ended December 31, 2016, net cash used in investing activities was $12.8 million primarily as follows:

•	Capital expenditures were $39.2 million, which consisted primarily of helicopter acquisitions, deposits on future helicopter deliveries and a base expansion project.

•	Proceeds from the disposition of property and equipment were $28.6 million.

•	Net deposits into escrow accounts, primarily for like-kind exchange transactions, were $3.7 million.

•	Net principal payments on notes due from third-parties and equity investees were $0.9 million.

•	Returns of helicopter deposits were $0.5 million.
During the year ended December 31, 2015, net cash used in investing activities was $22.8 million primarily as follows:

•	Capital expenditures were $60.1 million, which consisted primarily of helicopter acquisitions, deposits on future helicopter deliveries and a base expansion project.

•	Proceeds from the disposition of property and equipment were $25.3 million.

•	Proceeds from the sale of the FBO were $14.3 million.

•	Cash paid for business acquisitions, net of cash acquired, was $1.7 million.

•	Cash settlements on forward contracts were $1.1 million.

•	Net principal payments on notes due from third-parties and equity investees were $0.7 million.
Financing Activities
During the year ended December 31, 2017, net cash used in financing activities was $27.5 million primarily as follows:

•	Net principal payments on long-term debt were $45.3 million.

•	Borrowings under our Revolving Credit Facility were $17.0 million.

•	Proceeds from share-based award plans were $0.8 million.
During the year ended December 31, 2016, net cash used in financing activities was $33.0 million primarily as follows:

•	Net principal payments on short and long-term debt were $40.4 million.

•	Borrowings under our Revolving Credit Facility were $12.0 million.

•	Cash used for the repurchase of a portion of our 7.750% Senior Notes was $4.3 million.

•	Issuance costs related to the amendment to our Revolving Credit Facility were $0.9 million.

•	Proceeds from share-based award plans were $0.8 million.

•	Cash used for the repurchase of treasury shares was $0.2 million.
During the year ended December 31, 2015, net cash used in financing activities was $46.0 million primarily as follows:

•	Borrowings under our Revolving Credit Facility were $60.0 million.

•	Net principal payments on long-term debt were $57.9 million.

•	Cash used for the repurchase of a portion of our 7.750% Senior Notes was $46.9 million

•	Cash used for the repurchase of treasury shares was $2.1 million.

•	Proceeds from share-based award plans were $1.1 million.

Amended and Restated Senior Secured Revolving Credit Facility
On March 31, 2014, we entered into the Revolving Credit Facility through an amendment to the Prior Credit Facility. On March 7, 2018, Era Group entered into a Consent and Amendment No. 4 to the Amended and Restated Senior Secured Revolving Credit Facility Agreement that, among other things, (a) reduced the aggregate principal amount of revolving loan commitments from $200.0 million to $125.0 million, (b) extended the agreement’s maturity until March 31, 2021, (c) revised the definition of EBITDA to permit an add-back for ongoing litigation expenses related to the H225 helicopters, and (d) adjusted the covenant requirement to maintain an interest coverage ratio of not less than 1.75:1:00 and a senior secured leverage ratio of not more than 3.25:100. Advances under the Revolving Credit Facility at the closing were used to refinance indebtedness incurred under the Prior Credit Facility. The Revolving Credit Facility matures in March 2021.
As of December 31, 2017, we had $39.0 million outstanding under our Revolving Credit Facility, which bears interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 300 basis points. In addition, we are required to pay a quarterly commitment fee based on our ratio of funded debt to EBITDA, as defined. As of December 31, 2017, the commitment fee was 50.0 basis points. For additional information about the terms of the Revolving Credit Facility, see Note 8 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
7.750% Senior Notes
On December 7, 2012, we completed an offering of $200.0 million aggregate principal amount of 7.750% Senior Notes. Interest on the notes is payable semi-annually in arrears on each June 15 and December 15 of each year. We may redeem the notes at any time and from time to time at a premium as specified in the indenture governing the notes. In 2015, we repurchased $50.2 million of the 7.750% Senior Notes for total cash consideration of $47.9 million, including accrued interest of $1.0 million. In 2016, we purchased an additional $5.0 million of the 7.750% Senior Notes for total cash of $4.5 million, including accrued interest of $0.2 million. We did not make additional purchases in 2017. As of December 31, 2017, $144.8 million of aggregate principal amount of the 7.750% Senior Notes remained outstanding. For additional information about the terms of the 7.750% Senior Notes, see Note 8 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Promissory Notes
On December 23, 2010, the Company entered into a promissory note for $27.0 million to purchase a heavy helicopter. Upon maturity of the note on December 20, 2015, the Company refinanced the then outstanding balance of $19.0 million. The new note is secured by a helicopter and bears interest at the one-month LIBOR rate plus 181 basis points. The interest rate resets monthly and at December 31, 2017 was 2.47%. The note requires monthly principal and interest payments of $0.1 million with a final payment of $12.8 million due in December 2020.
On November 24, 2010, the Company entered into a promissory note for $11.7 million to purchase a medium helicopter. Upon maturity of the note on December 1, 2015, the Company refinanced the then outstanding balance of $5.9 million. The new note is secured by a helicopter and bears interest at the one-month LIBOR rate plus 181 basis points. The interest rate resets monthly and at December 31, 2017 was 2.43%. The note requires monthly principal and interest payments of less than $0.1 million with a final payment of $4.0 million due in December 2020.
During 2016, the notes were amended to, among other things, provide for cross-collateralization such that each helicopter now secures both promissory notes.
Aeróleo Debt
Our former partner in Aeróleo transferred its interests in Aeróleo to our new partner on October 1, 2015. In connection with the transfer, our former partner assigned two existing notes receivable from Aeróleo to our new partner. One note had a balance of $5.5 million on October 1, 2015 and was payable in U.S. dollars. The other note had a balance of $2.7 million on October 1, 2015 and was payable in Brazilian reals. Both notes bore interest at 6.0% per annum and called for 60 equal monthly payments of principal and accrued interest to begin on October 1, 2016. In June 2016, we and our partner in Aeróleo each contributed notes payable to us by Aeróleo, including these two notes, as a contribution of additional capital. As a result, $6.3 million of debt due to the Company’s partner in Aeróleo was recorded in net loss attributable to noncontrolling interest in subsidiaries on the accompanying consolidated statements of operations.
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
We have also settled certain tax disputes in Brazil totaling $3.0 million and have agreed to make installment payments on the amounts due to the applicable taxing authorities. The installments are payable in Brazilian reals and bear interest at a rate equal to the overnight rate as published by the Central Bank of Brazil. Such amounts will be paid over the next 19 to 63 months as of December 31, 2017.
During the fourth quarter of 2017, our Brazil subsidiary elected to enter certain settled and open tax claims in the Tax Special Regularization Program (the “PERT Program”) pursuant to Brazil Provisional Measure No. 783 issued on May 31, 2017. The PERT Program allows for the partial settling of debts, both income tax debts and non-income-based tax debts, due by April 30, 2017 to Brazil’s Federal Revenue Service with the use of tax credits, including income tax loss carryforwards. A $3.5 million income tax benefit was recorded during the fourth quarter attributable to utilization of income tax loss carryforwards under the PERT Program offset by the accrual of additional operating expense associated with certain indirect tax claims enrolled into the PERT program.
Short and Long-Term Liquidity Requirements
We anticipate that we will generate positive cash flows from operations and that these cash flows will be adequate to meet our working capital requirements. During the year ended December 31, 2017, our cash provided by operations was $20.1 million. To support our capital expenditure program and/or other liquidity requirements, we may use any combination of operating cash flow, cash balances or proceeds from sales of assets, issue debt or equity, or borrowings under our Revolving Credit Facility. As of December 31, 2017, we had the ability to borrow an additional $75.8 million under the Revolving Credit Facility, subject to our compliance with the financial ratios discussed above.
Our availability of long-term liquidity is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, debt service, capital expenditures and a reasonable return on investment. Management will continue to closely monitor our liquidity and the credit markets.
Off-Balance Sheet Arrangements
On occasion, we and our partners will guarantee certain obligations on behalf of our joint ventures. As of December 31, 2017, we had no such guarantees in place. As of December 31, 2017, we had standby letters of credit totaling $1.3 million.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations and other commercial commitments and their aggregate maturities as of December 31, 2017 (in thousands):

		Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual obligations:
Long-term debt(1)	$270,055	$16,902	$86,602	$166,478	$73
Capital purchase obligations(2)	117,697	106,443	$11,254	$—	—
Operating leases(3)	14,995	1,172	$2,280	$1,299	10,244
Purchase obligations(4)	5,478	5,478	$—	$—	—
	$408,225	$129,995	$100,136	$167,777	$10,317
_______________

(1)
Maturities of our borrowings, interest payments pursuant to such borrowings and a capital commitment fee on our Revolving Credit Facility are based on contractual terms. Interest amounts represent the expected cash payments for interest on our long-term debt based on the interest rates in place and amounts outstanding as of December 31, 2017. Installment payments on settled tax disputes in Brazil include interest calculated using rates in effect as of December 31, 2017.

(2)
Capital purchase obligations as of December 31, 2017 represent commitments for the purchase of 11 new helicopters, consisting of five AW169 light twin helicopters, five AW189 heavy helicopters and one S92 heavy helicopters. Of the total unfunded capital commitments, $116.2 million may be terminated without further liability other than liquidated damages of $2.6 million in the aggregate. These commitments are not recorded as liabilities on our consolidated balance sheet as we had not yet received the goods or taken title to the property.

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

Contingencies
Brazilian Tax Disputes
We are disputing assessments of approximately $7.1 million in taxes, penalties and interest levied by the municipal authorities of Rio de Janeiro (for the period between 2000 to 2005) and Macaé (for the period between 2001 to 2006) (collectively, the “Municipal Assessments”). We believe that, based on our interpretation of tax legislation supported by clarifying guidance provided by the Supreme Court of Brazil with respect to the issue in a 2006 ruling, we are in compliance with all applicable tax legislation, have paid all applicable taxes, penalties and interest and plan to defend these claims vigorously at the administrative levels in each jurisdiction. In the event the Municipal Assessments are upheld at the last administrative level, it may be necessary for us to deposit the amounts at issue as security to pursue further appeals. In 2015, we received a final, unfavorable ruling with respect to a similar assessment levied by the Rio de Janeiro State Treasury for the periods between 1994 to 1998 (the “1998 Assessments”). The 1998 Assessments were upheld without taking into consideration the benefit of the clarifying guidance issued by the Supreme Court following the assertion of the claims. The final adjudication of the 1998 Assessments requires payment of amounts that are within the established accruals, will be paid in multiple installments over time and are not expected to have a material effect on our financial position or results of operations. At December 31, 2017, it is not possible to determine the outcome of the Municipal Assessments, but we do not expect that the outcome would have a material effect on our business, financial position or results of operations. In addition, it is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for any subsequent periods.
We are disputing responsibility for $3.0 million of employer social security contributions required to have been remitted by one of our customers relating to the period from 1995 to 1998. Although we may be deemed co-responsible for such remittances under the local regulatory regime, the customer’s payments to us against presented invoices were made net of the specific remittances required to have been made by the customer and at issue in the claim. As such, we plan to defend this claim vigorously. At December 31, 2017, it is not possible to determine the outcome of this matter, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
We are disputing certain penalties that are being assessed by the State of Rio de Janeiro in respect of our alleged failure to submit accurate documentation and to fully comply with filing requirements with respect to certain value-added taxes.  We elected to make payment of $0.2 million in installments over time to satisfy a portion of these penalties.  Upon confirming with the asserting authority that the originally proposed penalties of $1.6 million with respect to the balance of the assessments were calculated based on amounts containing a typographical error, the aggregate penalties that remain in dispute total $0.4 million. At December 31, 2017, it is not possible to determine the outcome of this matter, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
We are disputing the imposition of $1.0 million in fines levied by the Brazilian customs authorities. These fines relate to our alleged failure to comply with certain deadlines under the temporary regime pursuant to which we import helicopters into Brazil. In order to dispute such fines and pursue our legal remedies within the judicial system, we deposited certain amounts at issue as security into an escrow account with the presiding judge in the matters who controls the release of such funds pending the outcome. We believe our documentation evidences our timely compliance with the relevant deadlines. As such, we plan to defend this case vigorously. At December 31, 2017, it is not possible to determine the outcome of these matters, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
We are disputing fines of $0.3 million sought by taxing authorities in Brazil following the final adjudication to disallow certain tax credits we applied to offset certain social tax liabilities.  The fine is calculated as 50% of the incremental tax liability resulting from the disallowance of the tax credits and has been applied without taking into account the circumstances relating to the disallowance of such tax credits.  The constitutionality of such fines is under review by the Supreme Court in Brazil.  There are a number of cases in which taxpayers have received favorable rulings due to the lack of constitutionality of the law.  As such, we plan to defend this claim vigorously.  At December 31, 2017, it is not possible to determine the outcome, but we do not expect that it would have a material adverse impact on our business, financial position or results of operations.
We are disputing contingent fees of $0.6 million sought by our former tax consultant that have been calculated based on unrealized tax savings attributed to the consultant’s suggested tax strategies. Our contention is that fees are due only upon realized tax savings. At December 31, 2017, it is not possible to determine the outcome of these matters, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
In the normal course of business, we become involved in various employment-related litigation matters.   At December 31, 2017, it is not possible to determine the outcome of several of these claims wherein an aggregate of $0.1 million above our established accrual is being sought from us.  We do not expect that the outcome with respect to such claims would have a material adverse effect on our business, financial position or results of operations.
We are also disputing claims from the Brazilian tax authorities with respect to federal customs taxes levied upon the helicopters imported into Brazil under a temporary regime and subject to re-export. In order to dispute such assessments and pursue our available legal remedies within the judicial system, we deposited the amounts at issue as security into an escrow account with the presiding judge in the matter controlling the release of such funds. We believe that, based on our interpretation of tax legislation and well established aviation industry practice, we are not required to pay such taxes and plan to defend this claim vigorously. At December 31, 2017, it is not possible to determine the outcome of this matter, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
In the normal course of our business, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. In addition, from time to time, we are involved in tax and other disputes with various government agencies. Management has used estimates in determining our potential exposure to these matters and has recorded reserves in our financial statements related thereto as appropriate. It is possible that a change in our estimates related to these exposures could occur, but we do not expect such changes in estimated costs would have a material effect on our business, consolidated financial position or results of operations. As it relates to the specific cases referred to above, we currently anticipate that any administrative fine or penalty ultimately would not have a material effect on our business, financial position or results of operations. We have deposited $10.3 million into escrow accounts controlled by the court with respect to certain of the cases described above and have fully reserved such amounts subject to final determination and the judicial release of such escrow deposits. These estimates are based on our assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intentions and experience.
Airbus Lawsuit
On November 21, 2016, we filed a lawsuit in the District Court of Dallas County, Texas against Airbus alleging breaches of various contracts between us, fraudulent inducement and unjust enrichment in connection with Airbus’ marketing and sale of H225 model helicopters to us.  On October 26, 2017, we added claims against Airbus for fraud and negligent misrepresentation, and on December 28, 2017, we amended our complaint to seek damages attributable to the impact of Airbus’ unlawful acts on the value of an H225 that we purchased from another helicopter operator. We seek compensation for our monetary damages in an amount to be determined.  We cannot predict the ultimate outcome of the litigation, and we may spend significant resources pursuing our legal remedies against Airbus.
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
Property and Equipment. Our net property and equipment represented 85.1% of our total assets as of December 31, 2017. We determine the carrying value of these assets based on our property and equipment accounting policies, which incorporate our estimates, assumptions, and judgments relative to capitalized costs, useful lives and salvage values of our assets.
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
We recognize foreign tax credits available to us to offset the U.S. income taxes due on income earned from foreign sources. These credits are limited by the total income tax on our U.S. income tax return as well as by the ratio of foreign source income in each statutory category to total income. In estimating the amount of foreign tax credits that are realizable, we estimate future taxable income in each statutory category. These estimates are subject to change based on changes in the market conditions in each statutory category and the timing of certain deductions available to us in each statutory category. We periodically reassess these estimates and record changes to the amount of realizable foreign tax credits based on these revised estimates.
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
Impairment of Long-Lived Assets. We review our property and equipment for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Our long-lived assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which, for us, is generally at the fleet group level. In the third quarter of 2017, we determined that we will not utilize the H225 helicopters in our operations and concluded that the cash flows associated with our H225 heavy helicopters are largely independent from the cash flows associated with the remainder of the fleet. As such, we determined our H225 heavy helicopters should be evaluated as a separate asset group for impairment. If an impairment is indicated for an asset group classified as held and used, an impairment evaluation will be performed. Asset impairment evaluations are based on estimated undiscounted cash flows over the remaining useful life for the assets being evaluated. If the sum of the expected future cash flows is less than the carrying amount of the asset group, we would be required to recognize an impairment loss. When determining fair value, we utilize various assumptions, including projections of future cash flows. A change in these underlying assumptions could cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such event, we would then be required to record a corresponding charge, which would reduce our earnings. We continue to evaluate our estimates and assumptions and believe that our assumptions, which include an estimate of future cash flows based upon the anticipated performance of the underlying assets, are appropriate.

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
As of December 31, 2017, we had non-U.S. dollar denominated capital purchase commitments of €95.7 million ($114.9 million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. dollar equivalent of the non-hedged purchase commitment by $11.5 million.
We had $39.0 million of LIBOR-based variable rate borrowings under our Revolving Credit Facility as of December 31, 2017. The average borrowing rate under the facility at December 31, 2017 was 3.78%. A 10% increase in LIBOR would result in additional annual interest expense of approximately $57,000, net of tax.
As of December 31, 2017, excluding debt outstanding under our Revolving Credit Facility, we had $21.6 million of variable rate debt outstanding. These instruments bear a variable interest rate that resets monthly and is computed as the one-month LIBOR rate at the date of each reset plus 181 basis points. As of December 31, 2017, the weighted average interest rate on these borrowings was 2.26%. A 10% increase in the underlying LIBOR would raise the rate to 2.30%, resulting in additional annual interest expense of approximately $6,300, net of tax.
As of December 31, 2017, we maintained a non-U.S. dollar denominated working capital balance of R$20.4 million ($6.2 million). An adverse change of 10% in the underlying foreign currency exchange rate would reduce our working capital balance by $0.5 million. As of December 31, 2017, we maintained a non-U.S. dollar denominated working capital balance of COP$2,751 million ($0.9 million). An adverse change of 10% in the underlying foreign currency exchange rate would reduce our working capital balance by less than $0.1 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and related notes required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page 62 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under Securities Exchange Commission (“SEC”) rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31,

2017 solely because of the existence of the material weaknesses in our internal control over financial reporting described below under “Management’s Report on Internal Control Over Financial Reporting.”
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).
Management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2017 based on the updated framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation surrounding our financial controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and a conclusion on this evaluation. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of the circumvention or overriding of controls.
Based on management’s evaluation, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017, because of the material weaknesses related to the accrual of interest and income tax and tax accrual process described below.
Material Weaknesses in Internal Control Over Financial Reporting
In connection with our evaluation of the effectiveness of our internal control over financial reporting as of December 31 , 2017, management determined that review controls over the accrual of interest relating to tax installment agreements entered into by Aeróleo, our subsidiary in Brazil, were not designed effectively to ensure the accuracy of the accrual of variable interest.
While this deficiency in controls did not result in a material misstatement of our 2017 consolidated financial statements, we determined this deficiency represents a material weakness in internal control over financial reporting as of December 31, 2017 and resulted in the correction of errors in our fourth quarter 2017 financial results. See Note 15 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Management also identified a material weakness in the third and fourth quarters of 2017 related to the design and operation of controls over preparation and review of the Company’s calculation of its tax provisions (income and other).
Remediation Process
In order to remediate these material weaknesses in internal control, management is in the process of implementing additional controls. These new controls will include validation of monthly interest accruals on tax installments including review of the terms of any new installment arrangements. We expect the implementation of the additional controls to be completed by the end of first quarter 2018 and believe those remediation efforts will strengthen our internal control over financial reporting and remediate the material weaknesses identified by management.
Management is in the process of remediating the material weakness related to the design and operation of controls over the preparation and review of the Company’s calculation by enhancing the precision of the review and reconciliation controls over each significant component of the income tax and other tax accrual processes. Management is in the process of remediating the material weakness related to the design and operation of controls over the preparation and review of the Company’s calculation of its tax provision. We expected these new controls will be implemented in the first quarter of 2018.
Remediation of Previously Reported Material Weakness
In connection with its evaluation of the internal control over financial reporting for the year ended December 31, 2016, management identified a material weakness in our internal control over financial reporting related to the existence and proper classification of property and equipment.
During 2017, management enhanced its internal control over financial reporting to address these previously identified material weaknesses by implementing additional controls, including a more detailed property and equipment capitalization policy, training and educating the applicable accounting and operational employees on the new policy, implementing improved controls over the classification and recording of property and equipment and implementing improved reconciliation controls. Specifically, these measures included: (i) further detailing, formalizing and documenting the procedures surrounding the classification of property and equipment in order to ensure consistent application of our policies; (ii) expanding management’s review of the related classification process; and (iii) expanding, formalizing and documenting additional analysis to be performed on our fixed asset register, including monthly, quarterly and annual reconciliations of the register.
Accordingly, management concluded this material weakness was remediated as of December 31, 2017.
Changes in Internal Control Over Financial Reporting

Except as noted above under “Remediation of Prior Material Weaknesses,” there were no changes in our internal control procedures over financial reporting during the quarter ended December 31, 2017. Subsequent to December 31, 2017, we began implementing the changes noted under “Management’s Report on Internal Control Over Financial Reporting-Remediation Process” above in order to address the material weakness identified in our internal controls over financial reporting for the year ended December 31, 2017.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our 2018 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2017 and which is incorporated herein by reference. Information about our executive officers can be found after Item 4 in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be presented in our 2018 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2017 and which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our 2018 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2017 and which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our 2018 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2017 and which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be presented in our 2018 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2017 and which is incorporated herein by reference.

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

10.2	* +
Era Group Inc. 2012 Share Incentive Plan. (incorporated herein by reference to Exhibit 10.4 of the Company’s Registration Statement on Form 10 filed with the SEC on October 12, 2012, as amended (File No. 001-35701)).

10.3	* +
Form of Stock Option Grant Agreement pursuant to the Era Group Inc. 2012 Share Incentive Plan. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2013, as amended (File No. 001-35701)).

10.4	* +
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

10.6	* +
Form of Non-Employee Director Restricted Stock Award Agreement pursuant to the Era Group Inc. 2012 Share Incentive Plan (incorporated herein by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 15, 2013 (File No. 001-35701)).

10.7	* +
Form of Time-based Restricted Stock Agreement pursuant to the Era Group Inc. 2012 Share Incentive Plan (incorporated herein by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 11, 2015 (File No. 001-35701)).

10.8	* +
Form of Indemnification Agreement between Era Group Inc. and individual officers and directors. (incorporated herein by reference to Exhibit 10.10 of the Company’s Registration Statement on Form 10 filed with the SEC on October 12, 2012, as amended (File No. 001-35701)).

10.9	* +
Era Group Inc. Management Incentive Plan (incorporated herein by reference to Exhibit 10.11 of the Company’s Amendment No. 1 to Registration Statement on Form 10 filed with the SEC on December 18, 2012, as amended (File No. 001-35701)).

10.10	* +
Era Group Inc. 2013 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed with the SEC on March 8, 2013 (File No. 333-187166))

10.11	*
Amendment No. 1, dated September 15, 2016, to the Era Group Inc. 2013 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 filed with the SEC on November 2, 2016 (File No. 001-35701)).

10.12	*
Amended and Restated Credit Agreement dated March 31, 2014 for a $300,000,000 Senior Secured Revolving Credit Facility by and among Era Group Inc., Suntrust Robinson Humphrey, Inc., Wells Fargo Securities, LLC, Suntrust Bank, Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Deutsche Bank AG New York Branch, Regions Bank and other financial institutions identified on Schedule A thereto (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on May 6, 2014 (File No. 001-35701))

10.13	*
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

10.14	*
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

10.15	*
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

10.16
Amendment No. 4, dated March 7, 2018 to the Amended and  Restated Credit Agreement dated March 31, 2014 by and among Era Group Inc. and its subsidiaries a security party thereto, Suntrust Bank, as Administrative Agent, and the lenders signatories thereto.

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

Era Group Inc.

	By:	/s/ Jennifer Whalen
Jennifer Whalen, Senior Vice President, Chief Financial Officer

	Date:	March 8, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title		Date

/s/ Christopher S. Bradshaw	President, Chief Executive Officer and Director		March 8, 2018
Christopher S. Bradshaw	(Principal Executive Officer)

/s/ Jennifer D. Whalen	Senior Vice President and Chief Financial Officer		March 8, 2018
Jennifer D. Whalen	(Principal Accounting Officer)

/s/ Charles Fabrikant	Chairman of the Board and Director		March 8, 2018
Charles Fabrikant

	Director		March 8, 2018
Blaine V. Fogg

/s/ Steven Webster	Director		March 8, 2018
Steven Webster

/s/ Ann Fairbanks	Director		March 8, 2018
Ann Fairbanks

/s/ Christopher P. Papouras	Director		March 8, 2018
Christopher P. Papouras

/s/ Yueping Sun	Director		March 8, 2018
Yueping Sun

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Era Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Era Group Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively, referred to as the “financial statements”). In our opinion, based on our audits and the report of other auditors, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We did not audit the 2016 and 2015 financial statements of Dart Holding Company Ltd., a corporation in which the Company has a 50% interest. In the consolidated financial statements, the Company’s investment in and advances to Dart Holding Company Ltd. is stated at $24.8 million as of December 31, 2016, and the Company’s equity in the net income (loss) of Dart Holding Company Ltd. is stated at $1.3 million in 2016 and ($1.6 million) in 2015. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Dart Holding Company Ltd., is based solely on the report of the other auditors.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

/s/Ernst & Young LLP

We have served as the Company’s auditor since 2007.

Houston, Texas
March 8, 2018

KPMG LLP    Telephone     (514) 840-2100
600 de Maisonneuve Blvd. West    Fax    (514) 840-2187
Suite 1500, Tour KPMG    Internet    www.kpmg.ca
Montréal (Québec) H3A 0A3
Canada

INDEPENDENT AUDITORS’ REPORT OF REGISTERED
PUBLIC ACCOUNTING FIRM

To the Directors of Dart Holding Company Ltd.
We have audited the consolidated balance sheets of Dart Holding Company Ltd. as of December 31, 2016 and 2015, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
KPMG Canada provides services to KPMG LLP.

ERA GROUP INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents (including $1,699 and $1,448 from VIEs in 2017 and 2016, respectively)	$13,583	$26,950
Receivables:
Trade, net of allowance for doubtful accounts of $1,196 and $1,219 in 2017 and 2016, respectively (including $5,854 and $5,989 from VIEs in 2017 and 2016, respectively)	38,964	32,470
Tax receivables (including $2,828 and $3,448 from VIEs in 2017 and 2016, respectively)	2,829	3,461
Other (including $257 and $1,019 from VIEs in 2017 and 2016, respectively)	1,623	2,716
Inventories, net (including $39 and $46 from VIEs in 2017 and 2016, respectively)	21,112	25,417
Prepaid expenses (including $40 and $158 from VIEs in 2017 and 2016, respectively)	1,203	1,579
Escrow deposits	3,250	3,777
Total current assets	82,564	96,370
Property and equipment:
Helicopters	824,122	947,804
Machinery, equipment and spares (including $1,512 and $504 from VIEs in 2017 and 2016, respectively)	41,375	50,579
Construction in progress	37,605	88,971
Buildings and leasehold improvements (including $89 from VIEs in both 2017 and 2016)	43,839	44,177
Furniture, fixtures, vehicles and other (including $350 and $251 from VIEs in 2017 and 2016, respectively)	26,001	22,497
Property and equipment, at cost	972,942	1,154,028
Accumulated depreciation (including $487 and $98 from VIEs in 2017 and 2016, respectively)	(299,028)	(332,219)
Property and equipment, net	673,914	821,809
Equity investments and advances	30,056	29,266
Intangible assets	1,122	1,137
Other assets (including $61 and $48 from VIEs in 2017 and 2016, respectively)	4,441	6,591
Total assets	$792,097	$955,173
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (including $1,807 and $1,788 from VIEs in 2017 and 2016, respectively)	$16,421	$8,876
Accrued wages and benefits (including $1,397 and $2,009 from VIEs in 2017 and 2016, respectively)	8,264	8,507
Accrued interest	606	529
Accrued income taxes	28	666
Current portion of long-term debt (including $1,073 and $615 from VIEs in 2017 and 2016, respectively)	2,736	2,139
Accrued other taxes (including $600 and $773 from VIEs in 2017 and 2016, respectively)	1,810	1,447
Accrued contingencies (including $858 and $1,237 from VIEs in 2017 and 2016, respectively)	859	1,237
Other current liabilities (including $8 from VIEs in both 2017 and 2016)	1,720	2,222
Total current liabilities	32,444	25,623
Long-term debt (including $1,903 and $2,767 from VIEs in 2017 and 2016, respectively)	202,174	230,139
Deferred income taxes	106,598	225,472
Other liabilities	1,434	1,301
Total liabilities	342,650	482,535
Commitments and contingencies (see Note 12)
Redeemable noncontrolling interest	3,766	4,221
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,319,150 and 20,936,636 outstanding in 2017 and 2016, respectively, exclusive of treasury shares	215	211
Additional paid-in capital	443,944	438,489
Retained earnings	4,363	32,524
Treasury shares, at cost, 215,141 and 173,350 shares in 2017 and 2016, respectively	(2,951)	(2,899)
Accumulated other comprehensive income, net of tax	110	92
Total equity	445,681	468,417
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$792,097	$955,173

The accompanying notes are an integral part of these consolidated financial statements.

ERA GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Operating revenues	$231,321	$247,228	$281,837
Costs and expenses:
Operating	167,446	169,863	171,481
Administrative and general	42,092	36,206	42,812
Depreciation and amortization	45,736	49,315	47,337
Total costs and expenses	255,274	255,384	261,630
Gains on asset dispositions	4,507	4,787	5,953
Loss on impairment	(117,018)	—	(1,866)
Operating income (loss)	(136,464)	(3,369)	24,294
Other income (expense):
Interest income	760	741	1,191
Interest expense	(16,763)	(17,325)	(13,526)
Derivative losses, net	—	—	(18)
Foreign currency gains (losses), net	(226)	7	(2,590)
Gain on debt extinguishment	—	518	1,617
Gain on sale of FBO	—	—	12,946
Other, net	(12)	69	45
Total other income (expense)	(16,241)	(15,990)	(335)
Income (loss) before income tax expense and equity earnings	(152,705)	(19,359)	23,959
Income tax expense (benefit):
Current	(3,523)	1,235	(83)
Deferred	(119,142)	(4,592)	14,200
Total income tax expense (benefit)	(122,665)	(3,357)	14,117
Income (loss) before equity earnings	(30,040)	(16,002)	9,842
Equity earnings (losses), net of tax	1,425	1,092	(1,943)
Net income (loss)	(28,615)	(14,910)	7,899
Net loss attributable to noncontrolling interest in subsidiaries	454	6,932	806
Net income (loss) attributable to Era Group Inc.	$(28,161)	$(7,978)	$8,705

Earnings (loss) per common share:
Basic	$(1.36)	$(0.39)	$0.42
Diluted	$(1.36)	$(0.39)	$0.42

Weighted average common shares outstanding:
Basic	20,760,530	20,350,066	20,228,370
Diluted	20,760,530	20,350,066	20,270,756

The accompanying notes are an integral part of these consolidated financial statements.

ERA GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$(28,615)	$(14,910)	$7,899
Other comprehensive loss:
Foreign currency translation adjustments	18	—	(4)
Income tax benefit	—	—	1
Total other comprehensive loss	18	—	(3)
Comprehensive income (loss)	(28,597)	(14,910)	7,896
Comprehensive loss attributable to noncontrolling interest in subsidiaries	454	6,932	806
Comprehensive income (loss) attributable to Era Group Inc.	$(28,143)	$(7,978)	$8,702

The accompanying notes are an integral part of these consolidated financial statements.

ERA GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

		Era Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-in Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total Equity
December 31, 2014	$—	$204	$429,109	$31,797	$(551)	$95	$(290)	$460,364
Issuance of common stock:
Restricted stock grants	—	2	(2)	—	—	—	—	—
Employee Stock Purchase Plan	—	1	1,095	—	—	—	—	1,096
Tax benefit from share award plans	—	—	(127)	—	—	—	—	(127)
Share award amortization	—	—	3,723	—	—	—	—	3,723
Cancellation of restricted stock	—	—	43	—	(43)	—	—	—
Purchase of treasury shares	—	—	—	—	(2,079)	—	—	(2,079)
Acquisition of subsidiary with noncontrolling interest	5,234	—	(666)	—	—	—	666	—
Net income (loss)	(430)	—	—	8,705	—	—	(376)	8,329
Currency translation adjustments, net of tax	—	—	—	—	—	(3)	—	(3)
December 31, 2015	4,804	207	433,175	40,502	(2,673)	92	—	471,303
Issuance of common stock:
Restricted stock grants	—	3	(3)	—	—	—	—	—
Employee Stock Purchase Plan	—	1	835	—	—	—	—	836
Tax benefit from share award plans	—	—	(216)	—	—	—	—	(216)
Share award amortization	—	—	4,633	—	—	—	—	4,633
Cancellation of restricted stock	—	—	65	—	(65)	—	—	—
Purchase of treasury shares	—	—	—	—	(161)	—	—	(161)
Acquisition of subsidiary with noncontrolling interest	—	—	—	—	—	—	—	—
Net income (loss)	(583)	—	—	(14,327)	—	—	—	(14,327)
Contribution of capital from joint venture partner	6,349	—	—	—	—	—	—	—
Adjustment to carrying value of redeemable noncontrolling interest	(6,349)	—	—	6,349	—	—	—	6,349
December 31, 2016	4,221	211	438,489	32,524	(2,899)	92	—	468,417
Issuance of common stock:
Restricted stock grants	—	3	(3)	—	—	—	—	—
Employee Stock Purchase Plan	—	1	835	—	—	—	—	836
Tax deficit from share award plans	—	—	—	—	—	—	—	—
Share award amortization	—	—	4,671	—	—	—	—	4,671
Cancellation of stock options	—	—	(48)	—	—	—	—	(48)
Purchase of treasury shares	—	—	—	—	(52)	—	—	(52)
Net income (loss)	(454)	—	—	(28,161)	—	—	—	(28,161)
Currency translation adjustments, net of tax	—	—	—	—	—	18	—	18
December 31, 2017	$3,766	$215	$443,944	$4,363	$(2,951)	$110	$—	$445,681

The accompanying notes are an integral part of these consolidated financial statements

ERA GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$(28,615)	$(14,910)	$7,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,736	49,315	47,337
Share-based compensation	4,623	4,633	3,723
Bad debt expense, net	144	441	1,058
Gains on asset dispositions, net	(4,507)	(4,787)	(5,953)
Debt discount amortization	234	189	246
Amortization of deferred financing costs	1,136	1,486	1,025
Derivative losses, net	—	—	18
Foreign currency (gains) losses, net	190	(96)	3,030
Cash settlements on derivative transactions, net	—	—	(356)
Gains on debt extinguishment	—	(518)	(1,617)
Gain on sale of FBO	—	—	(12,946)
Impairment loss	117,018	—	1,866
Deferred income tax expense (benefit)	(119,142)	(4,592)	14,200
Equity losses (earnings), net of tax	(1,425)	(1,092)	1,943
Changes in operating assets and liabilities:
Decrease (increase) in receivables	(4,889)	13,516	(9,079)
Decrease in prepaid expenses and other assets	3,320	9,058	6,328
Increase (decrease) in accounts payable, accrued expenses and other liabilities	6,273	5,861	(14,266)
Net cash provided by operating activities	20,096	58,504	44,456
Cash flows from investing activities:
Purchases of property and equipment	(16,770)	(39,200)	(60,050)
Proceeds from disposition of property and equipment	9,392	28,609	25,328
Cash settlements on forward contracts, net	—	—	(1,103)
Return of helicopter deposits	—	544	—
Business acquisitions, net of cash acquired	—	—	(1,747)
Investments in and advances to equity investees	(126)	—	(36)
Proceeds from sale of FBO	—	—	14,252
Principal payments on notes due from equity investees	761	723	688
Principal payments on third party notes receivable	169	208	52
Escrow deposits	527	(3,658)	(191)
Net cash used in investing activities	(6,047)	(12,774)	(22,807)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	17,000	12,000	60,000
Long-term debt issuance costs	—	(886)	(71)
Payments on long-term debt	(45,281)	(40,444)	(57,925)
Extinguishment of long-term debt	—	(4,331)	(46,920)
Proceeds and tax benefits from share award plans	836	836	1,096
Tax expense on vested restricted stock	—	—	(127)
Purchase of treasury shares	(52)	(161)	(2,079)
Net cash used in financing activities	(27,497)	(32,986)	(46,026)
Effects of exchange rate changes on cash and cash equivalents	81	(164)	(2,120)
Net increase (decrease) in cash and cash equivalents	(13,367)	12,580	(26,497)
Cash and cash equivalents, beginning of year	26,950	14,370	40,867
Cash and cash equivalents, end of year	$13,583	$26,950	$14,370

The accompanying notes are an integral part of these consolidated financial statements.

ERA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES
Nature of Operations. Era Group Inc. (“Era Group”) and its consolidated subsidiaries (collectively referred to as the “Company”) is one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the United States (“U.S.”), which is its primary area of operation. The Company is primarily engaged in transportation services to the offshore oil and gas exploration, development and production industry. Its major customers are international, independent and major integrated oil and gas companies and U.S. government agencies. In addition to serving the oil and gas industry, the Company provides emergency response services, utility services including support of firefighting activities and flightseeing tours in Alaska. The Company operates a Federal Aviation Administration (“FAA”) approved maintenance repair station in Lake Charles, Louisiana. The Company has an interest in Dart Holding Company Ltd. (“Dart”), a sales and manufacturing organization based in Canada that engineers, manufactures and distributes after-market helicopter parts and accessories, and has an interest in a training center based in Lake Charles, Louisiana that provides instruction, flight simulator and other training services.
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
Revenue Recognition. The Company recognizes revenues when they are realized or realizable and earned. Revenues are realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenues that do not meet these criteria are deferred until the criteria are met. The Company did not defer any revenue during the years ended December 31, 2017 and 2016.
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

Deferred revenues and related activity during the year ended December 31, 2015 were as follows (in thousands):

2015
Balance at beginning of period	$31,047
Revenues deferred during period	32,531
Revenues recognized during period	(21,446)
Elimination due to consolidation	(42,132)
Balance at end of period	$—
Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of overnight investments.
Trade Receivables. Customers are primarily international, independent and major integrated exploration, development and production companies, international helicopter operators and U.S. government agencies. Customers are typically granted credit on a short-term basis, and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted. Allowance for doubtful accounts for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	2017	2016	2015
Balance at beginning of period	$1,219	$2,103	$1,955
Additional allowances charged to expense	144	441	1,058
Additional allowance due to consolidation	—	—	577
Recovery of previously reserved accounts	(82)	(1,086)	(124)
Write-offs	(68)	(474)	(1,354)
Foreign currency adjustments	(17)	235	(9)
Balance at end of period	$1,196	$1,219	$2,103
Derivative Instruments. The Company accounts for derivative positions at fair value in the accompanying consolidated balance sheets. Unrealized gains and losses on derivatives not designated as hedges are reported in the accompanying consolidated statements of operations as derivative losses, net.
Concentrations of Credit Risk. The Company is exposed to concentrations of credit risk relating to its receivables due from customers in the industries described above. The Company does not generally require collateral or other security to support its outstanding receivables. The Company minimizes its credit risk relating to receivables by performing ongoing credit evaluations. The Company is also exposed to concentrations of credit risk associated with cash and cash equivalents. The Company minimizes its credit risk relating to these positions by monitoring the financial condition of the financial institutions and counterparties involved and by primarily conducting business with large, well-established financial institutions and diversifying its counterparties. The Company’s two largest customers comprised 46% of net trade receivables as of December 31, 2017 and 2016.
Inventories. Inventories are stated at the lower of average cost or net realizable value value and consist primarily of spare parts and fuel. The Company establishes an allowance to accrue for the retirement of the cost of spare parts expected to be on hand at the end of a fleet’s life over the service lives of the related equipment, taking into account the estimated salvage value of the parts. The following table is a roll forward of the allowance related to obsolete and excess inventory for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Balance at beginning of period	$4,012	$4,821	$5,091
Additional allowances, net (1)	(273)	(809)	(270)
Balance at end of period	$3,739	$4,012	$4,821
(1) Includes $119 elimination of H225 inventory reserve.
Property and Equipment. Property and equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to helicopters, the estimated useful life is typically based upon a newly built asset being placed into service and represents the point at which it is typically not justifiable for the

Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older assets that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life. The Company reviews the estimated useful lives and salvage values of its property and equipment on an ongoing basis for any changes in estimates. There were no such changes during the years ended December 31, 2017, 2016 and 2015.
As of December 31, 2017, the estimated useful life (in years) of the Company’s categories of new property and equipment was as follows:

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
Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. The Company capitalized interest of $0.5 million, less than $0.1 million and $6.1 million during the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, construction in progress, which is a component of property and equipment, included capitalized interest of $1.9 million and $4.5 million, respectively.
Impairment of Long-Lived Assets. The Company performs an impairment analysis on long-lived assets used in operations when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company’s long-lived assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which is generally at the fleet group level. If an impairment is indicated for the asset group classified as held and used, an impairment evaluation will be performed. Asset impairment evaluations are based on estimated undiscounted cash flows over the remaining useful life for the assets being evaluated. If the sum of the expected future cash flows is less than the carrying amount of the asset group, the Company would be required to recognize an impairment loss. During 2017, the Company concluded that the cash flows associated with its H225 heavy helicopters are largely independent from the cash flows associated with the remainder of the fleet and should be evaluated separately for impairment. The Company performed an impairment analysis on the H225 helicopters, capital parts and related inventory and determined that the projected undiscounted cash flows over the remaining useful life were less than the carrying amount. In determining the fair value, the Company used a cost approach, which begins with the replacement cost of a new asset and adjusts for age and functional and economic obsolescence. The inputs used in the Company’s fair value estimate were from Level 3 of the fair value hierarchy discussed in Note 2. The Company recorded a $117 million impairment charge on its H225 helicopters as of December 31, 2017.
Impairment of Equity Investees. The Company performs regular reviews of each investee’s financial condition, the business outlook for its products and services, and its present and projected results and cash flows. When an investee has experienced consistent declines in financial performance or difficulties in raising capital to continue operations, and when the Company expects the decline to be other-than-temporary, the investment is written down to fair value. Actual results may vary from estimates due to the uncertainty regarding the projected financial performance of investees, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investees in which the Company has investments. For the years ended December 31, 2017, 2016 and 2015, the Company did not recognize any impairment charges.
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
Intangible Assets. Intangible assets with indefinite lives are recorded during purchase price accounting in a business combination. The Company performs an annual impairment test of indefinite lived intangible assets and interim tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value to the book value. To determine its fair value, the Company uses a discounted future cash flow approach that uses estimates including, among others, projected utilization of our fleet and contract rates. These estimates are reviewed each time the Company tests indefinite lived assets for impairment. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. Intangible assets with finite useful lives are amortized over their respective estimated useful lives. As of December 31, 2017, the Company had indefinite lived intangible assets of $1.1 million and intangible assets with finite lives of $0.1 million.
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
Deferred Financing Costs. Deferred financing costs incurred in connection with the issuance of debt are amortized over the life of the related debt using the effective interest rate method for term loans and straight line method for revolving credit facilities. Amortization expense for deferred financing costs totaled $1.1 million, $1.5 million and $1.0 million during the years ended December 31, 2017, 2016 and 2015, respectively, including the write-off of $0.5 million of debt issuance costs in 2016 in connection with an amendment to the Company’s amended and restated senior secured revolving credit facility (the “Revolving Credit Facility”). Such amortization expense is included in interest expense in the consolidated statements of operations.
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
Foreign Currency Transactions. The functional currency for each of the Company’s foreign entities is the U.S. dollar. From time to time, the Company enters into transactions denominated in currencies other than its functional currency. Gains and losses resulting from changes in currency exchange rates between the functional currency and the currency in which a transaction is denominated are included in foreign currency gains (losses), net in the accompanying consolidated statements of operations in the period which the currency exchange rates change.
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
Savings Plan. The Company provides a defined contribution plan (the “Savings Plan”) for its eligible U.S.-based employees. The Savings Plan provides for qualified, non-elective Company contributions in an amount equal to 3% of each employee’s eligible pay plus an amount equal to 100% of an employee’s first 3% of wages invested in the Savings Plan and immediate and full vesting in the Company’s contributions. The Savings Plan is subject to annual review by the Board of Directors of Era Group. The Company’s Savings Plan costs were $2.4 million, $2.8 million and $3.2 million, respectively, for the years ended December 31, 2017, 2016 and 2015.
Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 - Revenue From Contracts With Customers, which will base revenue recognition on the contract between a vendor and customer and will require reporting entities to allocate the transaction price to various performance obligations in a contract and recognize revenues when those performance obligations are satisfied. In March 2016, the FASB issued ASU 2016-08 - Revenue from Contracts With Customers, in April 2016, the FASB issued ASU 2016-10 - Revenue from Contracts With Customers, in May 2016, the FASB issued ASU 2016-12 - Revenue from Contracts With Customers, in December 2016, the FASB issued ASU 2016-20 - Technical Corrections and Improvements to Topic 606, Revenue from Contracts With Customers, all of which provide guidance on the application of certain principles in ASU 2014-09. ASU 2014-09, as amended, will be effective for annual reporting periods beginning after December 15, 2017 and any interim periods within that period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 and any interim periods within that period. The Company will adopt ASU 2014-09, as amended, effective January 1, 2018 using the modified retrospective approach. The Company has reviewed its contracts with customers and evaluated its performance obligations under each contract and does not expect the adoption of this new standard to have a material impact on its consolidated financial statements.
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
The estimated fair value of the Company’s other financial assets and liabilities as of December 31, 2017 and 2016 were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2017
LIABILITIES
Long-term debt, including current portion	$204,910	$—	$203,938	$—
December 31, 2016
LIABILITIES
Long-term debt, including current portion	$232,278	$—	$221,808	$—
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
During 2011, the Company entered into two interest rate swap agreements calling for the Company to pay fixed interest rates of 1.29% and 1.76% on an aggregate notional value equal to the balance of its promissory notes (see Note 8) and receive a variable interest rate based on the London Interbank Offered Rate (“LIBOR”) on these notional values. The interest rate swaps matured in December 2015 and were not renewed. The Company recognized gains of less than $0.1 million on these derivative instruments for the year ended December 31, 2015, which are included in derivative losses, net on its consolidated statements of operations.

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
Aeróleo. On October 1, 2015, the Company’s partner in Aeróleo transfered its 50% economic and 80% voting interest in Aeróleo to a third party (see Note 5). The resulting consolidation of Aeróleo was accounted for as a business acquisition in accordance with ASC 805. In connection with the transfer, the Company entered into a shareholders’ agreement with its new partner that includes, among other things, a put/call option arrangement which gives the Company the right to purchase at any time, and the new partner the right to put to the Company after two years, the new partner’s interest in Aeróleo.
The Company recorded all identifiable assets acquired and liabilities assumed at the estimated acquisition date fair value in accordance with ASC 805 - Business Combinations. The consolidation resulted in an immaterial gain on consolidation.
The consolidated statements of operations for the years ended December 31, 2017 and 2016, include operating revenues of $35.8 million and $29.3 million, respectively, and net loss of $3.6 million and $4.4 million, respectively, as a result of the consolidation of Aeróleo including the effects of intercompany eliminations beginning with the date of consolidation. The table below represents the Company’s pro forma results of operations assuming the consolidation of Aeróleo took place on January 1, 2015 (unaudited, in thousands):

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
Capital Expenditures. The Company’s capital expenditures were $16.8 million, $39.2 million and $60.1 million in 2017, 2016 and 2015, respectively, and consisted primarily of helicopter acquisitions and deposits on future helicopter deliveries, spare helicopter parts, equipment and building improvements. The Company records helicopter acquisitions in property and equipment and places helicopters in service once completion work has been finalized and the helicopters are ready for use. The Company sold or otherwise disposed of property and equipment for cash proceeds of $9.4 million, $28.6 million and $25.3 million in 2017, 2016 and 2015, respectively. A summary of changes to our owned helicopter fleet during the years ended December 31, 2017, 2016 and 2015 were as follows:

Equipment Additions	2017	2016	2015
		(1)	(2)
Light helicopters - single engine	—	—	1
Light helicopters - twin engine	—	—	3
Medium helicopters	—	—	—
Heavy helicopters	1	2	4
	1	2	8
_______________

(1)	Includes two heavy helicopters that were not yet placed in service as of December 31, 2016.

(2)	Includes three light-twin helicopters and one single engine helicopter acquired in connection with the acquisition of Hauser.

Equipment Dispositions	2017	2016	2015
			(1)
Light helicopters - single engine	1	2	10
Light helicopters - twin engine	1	1	3
Medium helicopters	1	6	7
Heavy helicopters	—	—	—
	3	9	20
_______________

(1)	Includes two single engine helicopters disposed in sales-type leases.

Disposition. On February 23, 2018, the Company sold all of its flightseeing assets in Alaska, which consisted of eight light single engine helicopters, two operating facilities, and related property and equipment for cash proceeds of $10.0 million.

5.	VARIABLE INTEREST ENTITIES AND EQUITY INVESTMENTS AND ADVANCES
Equity investments and advances as of December 31, 2017 and 2016 were as follows (in thousands):

	Ownership	2017	2016
Dart	50%	$26,128	$24,782
Era Training Center	50%	3,928	4,484
		$30,056	$29,266
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
As of December 31, 2017 and 2016, cumulative undistributed net earnings of equity investees included in the Company’s consolidated retained earnings were $2.9 million and $1.1 million, respectively.
VIEs
Aeróleo. On July 1, 2011, the Company acquired a 50% economic interest and a 20% voting interest in Aeróleo, a Brazilian entity that provides helicopter transport services to the Brazilian offshore oil and gas industry, for $4.8 million in cash.

The Company and its partner also each loaned Aeróleo $6.0 million at an interest rate of 6.0% per annum. On October 1, 2015, the Company’s partner completed a transfer of its 50% economic and 80% voting interest in Aeróleo to a third party. In connection with the transfer, the Company entered into a shareholders’ agreement with its new partner that requires supermajority shareholder and/or board approval with respect to specified, significant actions, and a put/call option arrangement which gives the Company the right to purchase at any time, and the new partner the right to put to the Company after two years, the new partner’s interest in Aeróleo.
Aeróleo is unable to adequately finance its activities without additional financial support, making it a VIE. Prior to October 1, 2015, the Company determined it was not the primary beneficiary as its 20% voting interest did not allow it to direct the activities that most significantly affect Aeróleo’s economic performance. As a result of the new shareholders’ agreement following the partner’s transfer of interests, the Company determined that it now has control over the activities that most significantly affect Aeróleo’s economic performance and is the VIE’s primary beneficiary. Accordingly, Aeróleo’s results are consolidated in the Company’s financial statements beginning on October 1, 2015.
For the year ended December 31, 2015, the Company recognized $21.4 million of operating revenues from Aeróleo, and $42.1 million was outstanding as of September 30, 2015 (See Note 1).
The Company’s consolidated balance sheets at December 31, 2017 and 2016, include assets of Aeróleo totaling $11.5 million and $12.9 million, respectively. The distribution of these assets to Era Group and its subsidiaries other than Aeróleo is subject to restrictions. In addition, the Company’s consolidated balance sheets include liabilities of Aeróleo of $7.6 million and $9.2 million, respectively. The creditors for such liabilities do not have recourse to Era Group or its subsidiaries other than Aeróleo.
Era do Brazil. On July 1, 2011, the Company and its partner each contributed $4.8 million in cash to Era do Brazil, a 50-50 joint venture. Era do Brazil was a highly leveraged entity with all its outstanding debt due to the Company, which made it a VIE.  As the primary beneficiary, the Company consolidated Era do Brazil in its financial statements effective September 30, 2012. In connection with the Aeróleo transaction on October 1, 2015, the Company acquired, for nominal consideration, the remaining 50% ownership interest in Era do Brazil making it a wholly-owned subsidiary.
Combined Condensed Financial Statements
Summarized financial information for the Company’s equity investments and advances in Dart as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands):

	2017	2016
Current assets	$29,336	$28,442
Non-current assets	29,899	29,475
Current liabilities	6,671	6,737
Non-current liabilities	6,096	8,315

	2017	2016	2015
Operating revenues	$42,891	$40,930	$33,190
Costs and expenses:
Operating and administrative	35,983	32,878	32,869
Depreciation and amortization	1,603	3,161	4,224
Total costs and expenses	37,586	36,039	37,093
Operating income	$5,305	$4,891	$(3,903)
Net income	$3,603	$2,657	$(3,150)
Summarized financial information for the Company’s equity investments and advances in all other investees as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands):

	2017	2016
Current assets	$257	$535
Non-current assets	4,138	4,641
Current liabilities	654	653
Non-current liabilities	3,298	3,652

	2017	2016	2015
Operating revenues	$581	$694	$622
Costs and expenses:
Operating and administrative	367	338	685
Depreciation and amortization	503	519	740
Total costs and expenses	870	857	1,425
Operating income	$(289)	$(163)	$(803)
Net income (loss)	$(527)	$(409)	$(1,064)
Joint Ventures
Dart. Era DHS LLC, a wholly owned subsidiary of the Company, acquired 49% of the capital stock of Dart Helicopter Services LLC (“Dart Helicopters”), a sales, marketing and parts manufacturing organization based in North America that engineers and manufactures after-market parts and equipment for sale to helicopter manufacturers and operators. During 2009, the Company provided a $0.3 million loan to Dart Helicopters with a maturity of June 2012 at an annual interest rate of 5.0%, which was payable quarterly with principal due at maturity. On February 28, 2011, the Company made an additional investment of $5.0 million in Dart Helicopters, and on July 31, 2011, contributed its ownership in Dart Helicopters to Dart in exchange for a 50% economic and voting interest in Dart and a note receivable of $5.1 million. The note receivable had a balance of $2.8 million at December 31, 2017 and bears interest at a rate of 4.0% per annum, requires quarterly principal and interest payments and matures on July 31, 2023. During the years ended December 31, 2017, 2016 and 2015, the Company purchased $2.0 million, $1.9 million and $2.1 million, respectively, of products and services from Dart.
Era Training Center. Era Training Center LLC (“Era Training Center”) operates flight training devices and provides training services to the Company and third-party customers. During the years ended December 31, 2017, 2016 and 2015, the Company provided helicopter, management and other services to the joint venture totaling $0.2 million, $0.2 million and $0.4 million, respectively, and incurred $0.5 million, $0.6 million and $0.5 million, respectively, for simulator fees. Era Training Center has a $3.7 million note with the Company secured by two flight training devices which bears interest at 6.0% per annum and requires quarterly payments of $0.1 million until January 2026.

6.	ESCROW DEPOSITS
From time to time, the Company enters into Qualified Exchange Accommodation Agreements with a third party to meet the like-kind exchange requirements of Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”) and the provisions of Revenue Procedure 2000-37. In accordance with these provisions, the Company is permitted to deposit proceeds from the sale of assets into escrow accounts for the purpose of acquiring other assets and qualifying for the temporary deferral of taxable gains realized. Consequently, the Company establishes escrow accounts with financial institutions for the deposit of funds received on sale of equipment, which were designated for replacement property within a specified period of time. As of December 31, 2017 and 2016, the Company had $3.3 million and $3.8 million, respectively, deposited in like-kind exchange escrow accounts.
During the year ended December 31, 2017, the Company sold one light twin helicopter for total cash proceeds of $3.2 million, net of fees. The sale transaction was treated as a tax-free like-kind exchange, and the proceeds were deposited with a qualified intermediary to be held until a qualifying asset was delivered.
During the year ended December 31, 2016, the Company sold two medium helicopters for total cash proceeds of $18.2 million, net of fees. The sale transaction was treated as tax-free like-kind exchanges, and the proceeds were deposited with a qualified intermediary to be held until a qualifying asset was delivered. The Company used $7.4 million of the proceeds to purchase a AW189 heavy helicopter in December 2016, which completed the first like-kind exchange transaction. The Company identified an asset for the second like-kind exchange transaction and withdrew $7.0 million to make a progress payment on a S92 heavy helicopter in December 2016.

7.	INCOME TAXES
For financial reporting purposes, income (loss) before income taxes and equity earnings for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	2017	2016	2015
U.S.	$(148,248)	$(12,913)	$27,699
Foreign	(4,457)	(6,446)	(3,740)
Total	$(152,705)	$(19,359)	$23,959
The components of income tax expense (benefit) for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	2017	2016	2015
Current:
Federal	$—	$17	$(70)
State	7	5	63
Foreign	(3,530)	1,213	(76)
Total current	(3,523)	1,235	(83)
Deferred:
Federal	(121,359)	(5,060)	13,977
State	1,923	479	364
Foreign	294	(11)	(141)
Total deferred	(119,142)	(4,592)	14,200
Income tax expense	$(122,665)	$(3,357)	$14,117
The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the years ended December 31, 2017, 2016 and 2015:

Provision (benefit):	2017	2016	2015
Statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	5.3%	18.5%	(0.1)%
State valuation allowance	(6.6)%	(21.0)%	1.8%
Transfer of asset to Hauser	—%	—%	4.0%
Write-off of deferred tax asset upon consolidation of Aeróleo	—%	—%	16.0%
Foreign valuation allowance	(1.0)%	(14.1)%	—%
Brazilian PERT Program	2.2%	—%	—%
Other	(0.6)%	(1.1)%	2.2%
Tax Act	46.0%	—%	—%
	80.3%	17.3%	58.9%
The components of net deferred income tax liabilities as of December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
Deferred tax liabilities:
Property and equipment	$126,595	$242,977
Buy-in on maintenance contracts	655	1,443
Total deferred tax liabilities	127,250	244,420
Deferred tax assets:
Equipment leases	47	224
Tax loss carryforwards	52,293	34,674
Stock compensation	843	2,131
Reserves	897	1,452
Other	1,539	2,042
Valuation allowance	(34,967)	(21,575)
Total deferred tax assets	20,652	18,948
Net deferred tax liabilities	$106,598	$225,472
As of December 31, 2017 and 2016, the Company had federal net operating loss (“NOL”) carryforwards of $38.3 million and $4.8 million, respectively, state income tax NOL carryforwards of $411.3 million and $355.2 million, respectively, in various states and foreign NOL carryforwards of $58.5 million and $40.9 million, respectively, in various foreign jurisdictions. As of December 31, 2017 and 2016 the Company also had foreign tax credits in the amounts of $1.5 million and $0.6 million, respectively. The Company’s federal NOL carryforwards expire from 2036 to 2037. The Company’s state NOL carryforwards expire from 2024 to 2037, and the foreign NOL carryforwards have unlimited carryforward periods. The Company’s foreign tax credits expire from 2026 to 2027.
After considering all available evidence in assessing the need for the valuation allowance, the Company believes that it is more likely than not the benefit from foreign and some state deferred tax assets will not be realized. As of December 31, 2017, the Company has provided a valuation allowance of $18.1 million on the state deferred tax assets. The Company has provided a valuation allowance of $17.0 million with respect to the foreign deferred tax assets included in the table above, made up of $16.0 million related to Aeróleo and $1.0 million related to Sicher. If the assumptions change and the Company determines it will be able to realize those deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets would be recorded in the income tax provision in the period in which such adjustments are identified.
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
The effects of a tax position are recognized in the period in which it is determined that it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. We remain subject to examination for U.S. federal and multiple state tax jurisdictions for tax years after 2013 and in Brazil for 2013 and subsequent years.
Pursuant to a shareholders’ agreement entered into on October 1, 2015 with the Company’s partner in Aeróleo (see Note 4), the Company is the primary beneficiary, and Aeróleo became a consolidated entity. The Company has analyzed filing positions of Aeróleo in Brazil where it is required to file income tax returns for all open tax years (2013 to 2017).
A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	2017	2016	2015
Unrecognized tax benefits at the beginning of the year	$261	$648	$—
Reductions due to settlements with taxing authorities	(250)	(570)	—
Increases due to tax positions taken during the current year	—	183	—
Increases due to the consolidation of Aeróleo	—	—	648
Unrecognized tax benefits at the end of the year	$11	$261	$648

A reconciliation of the beginning and ending amount of the valuation allowance is as follows (in thousands):

	2017	2016	2015
Valuation allowance at the beginning of the year	$21,575	$12,650	$806
Increases to state valuation allowance	10,010	6,768	434
Increases due to consolidation of Aeróleo	—	—	11,285
Increases due to foreign valuation allowances	7,578	2,157	125
Decrease due to Brazilian PERT Program	(4,196)	—	—
Valuation allowance at the end of the period	$34,967	$21,575	$12,650
Amounts accrued for interest and penalties associated with unrecognized income tax benefits are included in other expense on the Consolidated Statements of Operations. As of December 31, 2017, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $0.1 million. While amounts could change in the next twelve months, the Company does not anticipate such changes having a material impact on its financial statements.
During the fourth quarter of 2017, Aeroleo elected to enter certain settled and open tax claims in the Tax Special Regularization Program (the “PERT Program”) pursuant to Brazil Provisional Measure No. 783 issued on May 31, 2017. The PERT Program allows for the partial settling of debts, both income tax debts and non-income-based tax debts, due by April 30, 2017 to Brazil’s Federal Revenue Service with the use of tax credits, including income tax loss carryforwards. A utilization of $3.5 million income tax benefit was recorded during the fourth quarter attributable to income tax loss carryforwards under the PERT Program partially offset by the accrual of operating expense associated with certain indirect tax claims enrolled into the PERT program.
On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law and the new legislation contains several key tax provisions that affect the Company, including a one-time mandatory transition tax on accumulated foreign earnings and profits and a reduction of the U.S federal corporate income tax rate from 35% to 21% effective January 1, 2018, among others. The Company is required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax and revaluing our U.S. deferred tax assets and liabilities to the new effective rate. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows a company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the Tax Act; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transitional tax and recorded a provisional benefit of approximately $70.0 million and no amount due for the transitional tax. The Company considers the accounting for the transition tax, deferred tax revaluations, and other items to be incomplete due to the forthcoming guidance and its ongoing analysis of final year-end data and tax positions. The Company continues to evaluate the newly enacted global intangible low-taxed income (GILTI) provisions which could subject its foreign earnings to a minimum level of tax. Because of the complexities of the new legislation, the Company has not elected an accounting policy for GILTI at this time. Recent FASB guidance indicates that accounting for GILTI either as part of deferred taxes or as a period cost are both applicable methods. Once further information is gathered and interpretation and analysis of the tax legislation evolves, the Company will make an appropriate accounting election. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

8.    LONG-TERM DEBT
The Company’s borrowings as of December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016
7.750% Senior Notes (excluding unamortized discount)	$144,828	$144,828
Senior secured revolving credit facility	39,000	65,000
Promissory notes	21,642	23,166
Other	2,976	3,382
Total principal balance on borrowings	208,446	236,376
Portion due with one year	(2,736)	(2,139)
Unamortized debt issuance costs	(2,067)	(2,395)
Unamortized discount	(1,469)	(1,703)
Long-term debt	$202,174	$230,139
The Company’s scheduled long-term debt maturities as of December 31, 2017 were as follows (in thousands):

Total Due
2018	$2,736
2019	41,443
2020	18,696
2021	355
2022	145,143
Years subsequent to 2022	73
$208,446
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
Era Group’s payment obligations under the 7.750% Senior Notes are fully and unconditionally guaranteed by all of its wholly owned existing U.S. subsidiaries that are guarantors under the Revolving Credit Facility. The net proceeds of the offering were used to repay $190.0 million of borrowings outstanding under the Company’s prior, $200.0 million senior secured revolving credit facility (the “Prior Credit Facility”).
During the year ended December 31, 2016, the Company repurchased a total of $5.0 million of the 7.750% Senior Notes at a price of 86.63 of par for total cash of $4.5 million, including accrued interest of $0.2 million. The Company recognized gains of $0.5 million on the repurchases. The Company did not repurchase any of its 7.75% Senior Notes during the year-ended 2017.
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
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at Era Group’s election, either a base rate or LIBOR, each as defined, plus an applicable margin. The applicable margin is based on the Company’s ratio of funded debt to EBITDA, as defined, and ranges from 75 to 200 basis points on the base rate margin and 175 to 300 basis points on the LIBOR margin. The applicable margin as of December 31, 2017 was 200 basis points on the “base rate” margin and 300 basis points on the LIBOR margin. In addition, Era Group is required to pay a quarterly commitment fee based on the average unfunded portion of the committed amount at a rate based on the Company’s ratio of funded debt to EBITDA, as defined, that ranges from 37.5 to 50 basis points. As of December 31, 2017, the commitment fee was 50 basis points.
The obligations under the Revolving Credit Facility are secured by a portion of the Company’s helicopter fleet and other tangible assets and are guaranteed by Era Group’s wholly owned U.S. subsidiaries. The Revolving Credit Facility contains various restrictive covenants including that we maintain a maximum senior secured leverage ratio, as defined, a minimum interest coverage ratio and a minimum ratio of the sum of the fair market value of mortgaged helicopters, accounts receivable and inventory to committed amounts under the Revolving Credit Facility as well as other customary covenants including certain restrictions on the Company’s ability to enter into certain transactions, including those that could result in the incurrence of additional indebtedness and liens, the making of loans, guarantees or investments, sales of assets, payments of dividends or repurchases of capital stock, and entering into transactions with affiliates. As of December 31, 2017, we are in compliance with all debt covenants.
As of December 31, 2017, Era Group had $39.0 million of outstanding borrowings under the Revolving Credit Facility, and the remaining availability was $75.8 million based on the borrowing base of such date, net of issued letters of credit of $1.3 million. The availability under the Revolving Credit Facility is subject to the Company’s ability to maintain compliance with the financial ratios discussed above. In connection with Amendment No. 3 to the Revolving Credit Facility, which reduced the total commitment amount of the facility to $200.0 million, Era Group wrote off previously incurred debt issuance costs of $0.5 million and incurred additional debt issuance costs of $0.9 million in 2016. The additional debt issuance costs are included in other assets on the consolidated balance sheets and are amortized to interest expense in the consolidated statements of operations over the life of the Revolving Credit Facility.
On March 7, 2018, Era Group entered into a Consent and Amendment No. 4 to the Amended and Restated Senior Secured Revolving Credit Facility Agreement that, among other things, (a) reduced the aggregate principal amount of revolving loan commitments from $200.0 million to $125.0 million, (b) extended the agreement’s maturity until March 31, 2021, (c) revised the definition of EBITDA to permit an add-back for ongoing litigation expenses related to the H225 helicopters, and (d) adjusted the covenant requirement to maintain an interest coverage ratio of not less than 1.75:1:00 and a senior secured leverage ratio of not more than 3.25:100. The applicable margin is based on the Company’s ratio of funded debt to EBITDA, and has increased by 50 basis points at each tier from the previous amendment.

Promissory Notes. On December 23, 2010, the Company entered into a promissory note for $27.0 million to purchase a heavy helicopter. Upon maturity of the note on December 20, 2015, the Company refinanced the then outstanding balance of $19.0 million. The new note is secured by a helicopter and bears interest at the one-month LIBOR rate plus 181 basis points. The interest rate resets monthly and at December 31, 2017 was 2.47%. The note requires monthly principal and interest payments of $0.1 million with a final payment of $12.8 million due in December 2020.
On November 24, 2010, the Company entered into a promissory note for $11.7 million to purchase a medium helicopter. Upon maturity of the note on December 1, 2015, the Company refinanced the then outstanding balance of $5.9 million. The new note is secured by a helicopter and bears interest at the one-month LIBOR rate plus 181 basis points. The interest rate resets monthly and at December 31, 2017 was 2.43%. The note requires monthly principal and interest payments of less than $0.1 million with a final payment of $4.0 million due in December 2020.
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

The Company has also settled certain tax disputes in Brazil totaling $3.0 million under the PERT Program and has agreed to make installment payments on the amounts due to the applicable taxing authorities. The installments are payable in Brazilian reals and bear interest at a rate equal to the overnight rate as published by the Central Bank of Brazil and will be paid over the next 19 to 63 months as of December 31, 2017. Such amounts are included in the schedule of long-term debt maturities noted above.

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
Computations of basic and diluted earnings per common share for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands, except share and per share data):

	2017	2016	2015
Net income (loss) attributable to Era Group Inc.	$(28,161)	$(7,978)	$8,705
Net income attributable to participating securities	$—	$—	$121
Net income (loss) attributable to fully vested common stock	$(28,161)	$(7,978)	$8,584
Shares:
Weighted average number of common shares outstanding—basic	20,760,530	20,350,066	20,228,370
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method(1)		—	42,386
Weighted average number of common shares outstanding—diluted	20,760,530	20,350,066	20,270,756
Earnings per common share:
Basic	$(1.36)	$(0.39)	$0.42
Diluted	$(1.36)	$(0.39)	$0.42
_______________

(1)
Excludes weighted average common shares of 273,255, 294,273 and 209,446 for the years ended December 31, 2017, 2016 and 2015, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.

10.	SHARE-BASED COMPENSATION
Share Incentive Plans. In 2013, the Company adopted the Era Group Inc. 2012 Incentive Plan (“2012 Plan”) under which a maximum of 4,000,000 shares of the Company’s common stock are reserved for issuance.  Awards granted under the 2012 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other share-based awards (payable in cash or common stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. Era Group’s board of directors determines, for each award, whether to issue new shares or shares from the Company’s treasury account. As of December 31, 2017 and 2016, 2,525,563 and 2,747,662 shares, respectively, remained available for grant under the 2012 Plan.
In 2013, the Company adopted the Era Group Inc. 2013 Employee Stock Purchase Plan (“ESPP”) under which the Company may offer up to a maximum of 300,000 shares of the Company’s common stock for purchase by eligible employees at a price equal to 85% of the lesser of (i) the fair market value of Common Stock on the first day of the offering period or (ii) the fair market value of Common Stock on the last day of the offering period. Common Stock is made available for purchase under the ESPP for six-month offering periods. The ESPP is intended to comply with Section 423 of the Code but is not intended to be subject to Section 401(a) of the Code or the Employee Retirement Income Security Act of 1974. The Board of Directors of the Company may amend or terminate the ESPP at any time; however, no increase in the number of shares of Common Stock reserved for issuance under the ESPP may be made without stockholder approval. In 2016, the Board of Directors authorized an additional 400,000 to be reserved for issuance under the ESPP, which was approved by the stockholders of the Company at the Company’s annual meeting in 2017. The ESPP has a term of ten years. As of December 31, 2017 and 2016, 336,763 and 461,811 shares, respectively, remained available for issuance under the ESPP. During the year ended December 31, 2017, the Company issued 125,102 shares under the ESPP.
Total share-based compensation expense, which includes stock options, restricted stock and ESPP purchases, was $4.6 million, $4.6 million and $3.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. A portion of the restricted stock awards are performance-based. As of December 31, 2017, the Company had approximately $2.8 million in total unrecognized compensation costs, and the weighted average period over which it is expected to be recognized is 1.7 years.
Restricted Stock Awards. During the year ended December 31, 2017, the number of shares and the weighted average grant price of restricted stock award transactions were as follows:

	2017
	Number of Shares	Weighted Average Grant Price
Non-vested as of December 31, 2016	503,407	$14.60
Restricted stock awards granted:
Non-employee directors	30,853	$11.67
Employees	266,403	$11.44
Vested	(381,017)	$14.36
Forfeited	(36,773)	$11.46
Non-vested as of December 31, 2017	382,873	$12.68
During the years ended December 31, 2017, 2016 and 2015, the Company awarded 297,256, 342,913 and 193,668 shares, respectively, of restricted stock at a weighted average grant date fair value of $11.44, $10.56 and $20.82, respectively. The total fair value of shares vested during the years ended December 31, 2017, 2016 and 2015, determined using the closing price on the grant date, was $5.5 million, $3.2 million and $1.9 million, respectively.
Stock Option Grants. During the year ended December 31, 2017, the number of shares, the weighted average grant date fair value and the weighted average exercise price on stock option transactions were as follows:

	Non-vested Options		Vested/Exercisable Options		Total Options
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2016	70,000	$7.94	213,764	$18.84	283,764	$19.54
Granted
Vested	(48,750)	$7.84	48,750	$20.84
Exercised
Expired			(13,384)	$16.74	(13,384)	$16.74
Forfeited	(6,250)	$10.86	(18,750)	$29.24	(25,000)	$29.24
Outstanding as of December 31, 2017	15,000	$7.04	230,380	$18.54	245,380	$18.71
The Company did not grant any options during the years ended December 31, 2017 and December 31, 2016.

11.	RELATED PARTY TRANSACTIONS
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
During the year ended December 31, 2015, the Company provided less than $0.1 million of aviation services to SEACOR under flight charter arrangements. Such amounts are recorded in operating revenues on the consolidated statements of operations. The Company did not provide any such services to SEACOR during the years ended December 31, 2017 and 2016.
Prior to the Spin-off, as part of a consolidated group, certain costs and expenses of the Company were borne by SEACOR and charged to the Company. In conjunction with the Spin-off, the Company entered into an Amended and Restated Transition Services Agreement with SEACOR. Subsequent to January 31, 2013 and through the termination of the Amended and Restated Transition Services Agreement on June 30, 2015, these costs were classified in administrative and general expenses in the consolidated statements of operations. Such costs totaled $0.6 million and $3.0 million during the years ended December 31,

2016 and 2015, respectively. Additionally, the Company leases office space from SEACOR. For each of the years ended December 31, 2017, 2016 and 2015, the Company paid $0.4 million to SEACOR for rent and utilities, which are included in administrative and general expenses on the consolidated statements of operations.
During the years ended December 31, 2017, 2016 and 2015, the Company purchased products and services from Dart totaling $2.0 million, $1.9 million and $2.1 million, respectively, and had a note receivable from Dart with a balance of $2.8 million and $3.2 million at December 31, 2017 and 2016, respectively. Purchases from Dart are included in operating expenses on the consolidated statements of income, and the note receivable is included in equity investments and advances on the consolidated balance sheets.
During the years ended December 31, 2017, 2016 and 2015, the Company provided helicopter, management and other services to Era Training Center totaling $0.2 million, $0.2 million and $0.4 million, respectively, and incurred $0.5 million, $0.6 million and $0.5 million, respectively, for flight training device fees. Revenues from Era Training Center are recorded in operating revenues, and expenses incurred are recorded in operating expenses on the consolidated statements of operations. At December 31, 2017 and 2016, the Company had a note receivable from Era Training Center with a balance of $3.7 million and $4.0 million, respectively, which is recorded in equity investments and advances on the consolidated balance sheets.
In June 2016, the Company and its partner in Aeróleo each contributed notes payable to them by Aeróleo as a contribution of additional capital into Aeróleo. See further discussion in Note 8.

12.	COMMITMENTS AND CONTINGENCIES
The Company’s unfunded capital commitments as of December 31, 2017 consisted primarily of agreements to purchase helicopters and totaled $117.7 million, of which $106.4 million is payable in 2018 with the balance payable through 2019. The non-cancellable portion of helicopter commitments payable in 2018 was $2.8 million. The Company also had $1.3 million of deposits paid on options not yet exercised. The Company may terminate $116.2 million of its total commitments, inclusive of deposits paid on options not yet exercised, without further liability other than liquidated damages of $2.6 million in the aggregate.
Brazilian Tax Disputes
The Company is disputing assessments of approximately $7.1 million in taxes, penalties and interest levied by the municipal authorities of Rio de Janeiro (for the period between 2000 to 2005) and Macaé (for the period between 2001 to 2006) (collectively, the “Municipal Assessments”). The Company believes that, based on its interpretation of tax legislation supported by clarifying guidance provided by the Supreme Court of Brazil with respect to the issue in a 2006 ruling, it is in compliance with all applicable tax legislation, has paid all applicable taxes, penalties and interest and plans to defend these claims vigorously at the administrative levels in each jurisdiction. In the event the Municipal Assessments are upheld at the last administrative level, it may be necessary for the Company to deposit the amounts at issue as security to pursue further appeals. In 2015, the Company received a final, unfavorable ruling with respect to a similar assessment levied by the Rio de Janeiro State Treasury for the periods between 1994 to 1998 (the “1998 Assessments”). The 1998 Assessments were upheld without taking into consideration the benefit of the clarifying guidance issued by the Supreme Court following the assertion of the claims. The final adjudication of the 1998 Assessments requires payment of amounts that are within the established accruals, will be paid in multiple installments over time and are not expected to have a material effect on the Company’s financial position or results of operations. At December 31, 2017, it is not possible to determine the outcome of the Municipal Assessments, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations. In addition, it is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for any subsequent periods.
The Company is disputing responsibility for $3.0 million of employer social security contributions required to have been remitted by one of its customers relating to the period from 1995 to 1998. Although the Company may be deemed co-responsible for such remittances under the local regulatory regime, the customer’s payments to the Company against presented invoices were made net of the specific remittances required to have been made by the customer and at issue in the claim. As such, the Company plans to defend this claim vigorously. At December 31, 2017, it is not possible to determine the outcome of this matter, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
The Company is disputing certain penalties that are being assessed by the State of Rio de Janeiro in respect of the Company’s alleged failure to submit accurate documentation and to fully comply with filing requirements with respect to certain value-added taxes.  The Company elected to make payment of $0.2 million in installments over time to satisfy a portion of these penalties.  Upon confirming with the asserting authority that the originally proposed penalties of $1.6 million with respect to the balance of the assessments were calculated based on amounts containing a typographical error, the aggregate penalties that remain in dispute total $0.4 million. At December 31, 2017, it is not possible to determine the outcome of this matter, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.

The Company is disputing the imposition of $1.0 million in fines levied by the Brazilian customs authorities. These fines relate to the Company’s alleged failure to comply with certain deadlines under the temporary regime pursuant to which it imports helicopters into Brazil. In order to dispute such fines and pursue its legal remedies within the judicial system, the Company deposited certain amounts at issue as security into an escrow account with the presiding judge in the matters who controls the release of such funds pending the outcome. The Company believes its documentation evidences its timely compliance with the relevant deadlines. As such, the Company plans to defend these claims vigorously. At December 31, 2017, it is not possible to determine the outcome of these matters, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
The Company is disputing fines of $0.3 million sought by taxing authorities in Brazil following the final adjudication to disallow certain tax credits applied by the Company to offset certain social tax liabilities.  The fine is calculated as 50% of the incremental tax liability resulting from the disallowance of the tax credits and has been applied without taking into account the circumstances relating to the disallowance of such tax credits.  The constitutionality of such fines is under review by the Supreme Court in Brazil.  There are a number of cases in which taxpayers have received favorable rulings due to the lack of constitutionality of the law.  As such, the Company plans to defend this claim vigorously.  At December 31, 2017, it is not possible to determine the outcome, but the Company does not expect that it would have a material adverse impact on its business, financial position or results of operations.
The Company is disputing contingent fees of $0.6 million sought by its former tax consultant that have been calculated based on unrealized tax savings attributed to the consultant’s suggested tax strategies. The Company contends that fees are due only upon realized tax savings. At December 31, 2017, it is not possible to determine the outcome of these matters, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
In the normal course of business, the Company may become involved in various employment-related litigation matters. At December 31, 2017, it is not possible to determine the outcome of several of these claims wherein an aggregate of $0.1 million above the Company’s established accrual is being sought.  The Company does not expect that the outcome with respect to such claims would have a material adverse effect on its business, financial position or results of operations.
The Company is also disputing claims from the Brazilian tax authorities with respect to federal customs taxes levied upon the helicopters leased by the Company and imported into Brazil under a temporary regime and subject to re-export. In order to dispute such assessments and pursue its available legal remedies within the judicial system, the Company deposited the amounts at issue as security into an escrow account that serves as security and with the presiding judge in the matters controlling the release of such funds. The Company believes that, based on its and interpretation of tax legislation and well established aviation industry practice, it is not required to pay such taxes and plans to defend these claims vigorously. At December 31, 2017, it is not possible to determine the outcome of this matter, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
As it relates to the specific cases referred to above, the Company currently anticipates that any administrative fine or penalty ultimately would not have a material effect on its financial position or results of operations. The Company has deposited $10.3 million into escrow accounts controlled by the court with respect to certain of the cases described above and has fully reserved such amounts subject to final determination and the judicial release of such escrow deposits. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intentions and experience.
Other
On November 21, 2016, we filed a lawsuit in the District Court of Dallas County, Texas against Airbus Helicopters, Inc. and Airbus Helicopters S.A.S. (collectively, “Airbus”) alleging breaches of various contracts between us, fraudulent inducement and unjust enrichment in connection with the sale by Airbus of H225 model helicopters to us.  On October 26, 2017, we added claims against Airbus for fraud and negligent misrepresentation, and on December 28, 2017, we amended our complaint to seek damages attributable to the impact of Airbus’ unlawful acts on the value of an H225 that we purchased from another helicopter operator. We seek compensation for our monetary damages in an amount to be determined.  We cannot predict the ultimate outcome of the litigation.

From time to time, we are involved in various legal actions incidental to our business, including actions relating to employee claims, actions relating to medical malpractice claims, various tax issues, grievance hearings before labor regulatory agencies, and miscellaneous third party tort actions. The outcome of these proceedings is not predictable. However, based on current circumstances, we do not believe that the ultimate resolution of these proceedings, after considering available defenses and any insurance coverage or indemnification rights, will have a material adverse effect on our financial position, results of operations or cash flows.

Settlements
In April 2014, the Company entered into a settlement agreement with Airbus Helicopters (formerly Eurocopter), a division of Airbus Group (formerly European Aeronautic Defense and Space Company), with respect to the extended suspension of operations of H225 heavy helicopters in 2012 and 2013. The settlement agreement provided for certain service and product credit discounts available to the Company to be applied against support services available from Airbus Helicopters covering spare parts, repair and overhaul, service bulletins, technical assistance or other services. During the years ended December 31, 2016 and 2015, the Company utilized such credits in the amount of $1.7 million and $5.0 million, respectively. As of December 31, 2016, the Company had utilized all credits available under the agreement.
Minimum Lease Payments
As of December 31, 2017, the Company leased four helicopters and certain facilities and equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and related rental fees are charged to expense over the lease terms. The leases generally contain purchase and lease renewal options or rights of first refusal with respect to sale or lease of the equipment. The lease terms range in duration from one to ten years. Total rental expense for the Company’s operating leases for the years ended December 31, 2017, 2016 and 2015 was $5.5 million, $5.7 million and $4.5 million, respectively. The Company’s scheduled minimum lease payments under operating leases that have a remaining term in excess of one year as of December 31, 2017 were as follows (in thousands):

Minimum Payments
2018	$1,172
2019	1,190
2020	1,090
2021	811
2022	488
Years subsequent to 2022	10,244

13.	SEGMENT INFORMATION, MAJOR CUSTOMERS AND GEOGRAPHICAL DATA
The Company has determined that its operations comprise a single segment. Helicopters are highly mobile and may be utilized in any of the Company’s service lines as business needs dictate.
For the year ended December 31, 2017, Anadarko Petroleum Corporation (“Anadarko”), Petrobras and the U.S. government accounted for 28%, 22% and 16%, respectively, of the Company’s operating revenues. For the year ended December 31, 2016, Anadarko, Petrobras and the U.S. government accounted for 24%, 20% and 16%, respectively, of the Company’s operating revenues. For the year ended December 31, 2015, Anadarko and the U.S. government accounted for 27% and 13%, respectively, of the Company’s operating revenues. For the years ended December 31, 2017, 2016 and 2015, approximately 34%, 31% and 21%, respectively, of the Company’s operating revenues were derived from foreign operations. The Company’s foreign revenues are primarily derived from oil and gas operations in Brazil, Colombia and Suriname as well as leasing activities.
The following represents the Company’s operating revenues by geographical region in which services are provided for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Operating revenues:
United States	$152,187	$171,121	$222,465
Latin America and the Caribbean	68,936	64,007	40,420
Europe	5,029	5,924	10,582
Asia	5,169	6,176	8,370
	$231,321	$247,228	$281,837
The Company’s long-lived assets are primarily its property and equipment employed in various geographical regions of the world. The following represents the Company’s property and equipment, net of accumulated depreciation, based upon the assets’ physical locations as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Property and equipment, net:
United States	$533,800	$578,900
Latin America and the Caribbean	120,152	147,828
Europe	6,697	76,575
Asia	13,265	18,506
	$673,914	$821,809
The Company’s Brazilian operations include 211 employees, representing approximately 28% of the Company’s total workforce, that are covered under collective bargaining agreements, none of which expire within the next year.  Any disputes with its employees over the terms of the collective bargaining agreements could result in strikes or other work stoppages, higher labor costs or other conditions that may have a material adverse effect on the Company’s financial condition or results of operations.

14.	SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS
Supplemental cash flow information for the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands):

	2017	2016	2015
Income taxes paid, net of refunds	$(426)	$(5,978)	$5,960
Interest paid to others, excluding capitalized interest	15,315	15,268	12,642
Schedule of non-cash investing and financing activities:
Contribution of notes payable as additional capital into Aeróleo	—	6,349	—
Settlement of accrued contingent liabilities through installment obligations	386	2,486	—
Company financed sale of equipment and parts	—	—	1,248

15.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Selected financial information for interim quarterly periods is presented below (in thousands, except per share data). Earnings (loss) per common share are computed independently for each of the quarters presented, and the sum of the quarterly earnings (loss) per share may not necessarily equal the total for the year:

	Three Months Ended
	Mar. 31	Jun. 30	Sep. 30 (1)	Dec. 31 (2)
2017
Operating revenues	$54,527	$57,878	$61,385	$57,531
Operating income (loss)	$(5,056)	$(276)	$(122,773)	$(8,359)
Net income (loss)	$(5,787)	$(3,072)	$(81,215)	$61,459
Net income (loss) attributable to common shares	$(5,620)	$(2,787)	$(81,448)	$61,694
Earnings (loss) per common share - basic	$(0.27)	$(0.13)	$(3.91)	$2.89
Earnings (loss) per common share - diluted	$(0.27)	$(0.13)	$(3.91)	$2.89

	Three Months Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31 (3)
2016
Operating revenues	$62,582	$63,351	$65,006	$56,289
Operating income (loss)	$(805)	$(3,509)	$2,366	$(1,421)
Net income (loss)	$(3,950)	$(4,510)	$(802)	$(5,648)
Net income (loss) attributable to common shares	$(3,818)	$1,938	$(560)	$(5,538)
Earnings (loss) per common share - basic	$(0.19)	$0.09	$(0.03)	$(0.27)
Earnings (loss) per common share - diluted	$(0.19)	$0.09	$(0.03)	$(0.27)
_______________

(1)
The third quarter of 2017 includes adjustments that were immaterial to the fiscal year ended December 31, 2017 and to prior periods. The impact of the corrections made in the third quarter 2017 was a $1.2 million increase in operating loss, including a $0.2 million increase in operating expense, a $0.7 million increase in general and administrative expense, $0.3 million increase in loss on impairment, a $0.9 million increase in tax benefit, a $0.3 million increase in net loss and net loss attributable to common shares, a $0.02 increase in loss per common share.

(2)
The fourth quarter of 2017 includes adjustments that were immaterial to the fiscal year ended December 31, 2017 and to prior periods. The impact of the corrections made in the fourth quarter 2017 was a $0.3 million increase in operating loss, including a $0.4 million increase in operating expense, a $0.2 million decrease in depreciation and amortization expense, a $0.1 million decrease in general and administrative expense, a $0.2 million decrease in gains on asset dispositions, a $1.2 million increase in interest expense, a $0.2 million increase in tax benefit, a $1.4 million decrease in net loss and net loss attributable to common shares, a $0.05 decrease in loss per common share.

(3)
The fourth quarter of 2016 includes adjustments that were immaterial to the fiscal year ended December 31, 2016 and to prior periods. The impact of the corrections made in the fourth quarter of 2016 was a $1.7 million decrease in operating income, including a $2.0 million increase in operating expense, a $0.5 million decrease in depreciation and amortization expense and a $0.3 million decrease in gains on asset dispositions, a $1.0 million increase in net loss and net loss attributable to common shares and a $0.05 increase in loss per common share.

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
As a result of the agreement by the Guarantors to guarantee the 7.750% Senior Notes, the Company presents the following condensed consolidating balance sheets and statements of operations, comprehensive income and cash flows for Era Group (“Parent”), the Guarantors and the Company’s other subsidiaries (“Non-guarantors”). These statements should be read in conjunction with the accompanying consolidated financial statements and notes of the Company.

Supplemental Condensed Consolidating Balance Sheet as of December 31, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$10,800	$—	$2,783	$—	$13,583
Receivables:
Trade, net of allowance for doubtful accounts	—	33,092	5,872	—	38,964
Tax receivables	—	—	2,829	—	2,829
Other	—	1,126	497	—	1,623
Inventories, net	—	20,746	366	—	21,112
Prepaid expenses	349	721	133	—	1,203
Escrow deposits	—	3,250	—	—	3,250
Total current assets	11,149	58,935	12,480	—	82,564
Property and equipment	—	956,918	16,024	—	972,942
Accumulated depreciation	—	(296,573)	(2,455)	—	(299,028)
Net property and equipment	—	660,345	13,569	—	673,914
Equity investments and advances	—	30,056	—	—	30,056
Investments in consolidated subsidiaries	161,350	—	—	(161,350)	—
Intangible assets	—	—	1,122	—	1,122
Deferred income taxes	19,600	—	—	(19,600)	—
Intercompany receivables	426,806	—	—	(426,806)	—
Other assets	1,011	3,370	60	—	4,441
Total assets	$619,916	$752,706	$27,231	$(607,756)	$792,097
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$638	$13,655	$2,128	$—	$16,421
Accrued wages and benefits	—	6,804	1,460	—	8,264
Accrued interest	549	57	—	—	606
Accrued income taxes	—	24	4	—	28
Current portion of long-term debt	—	1,663	1,073	—	2,736
Accrued other taxes	18	1,192	600	—	1,810
Accrued contingencies	—	—	859	—	859
Other current liabilities	848	835	37	—	1,720
Total current liabilities	2,053	24,230	6,161	—	32,444
Long-term debt	172,292	27,979	1,903	—	202,174
Deferred income taxes	—	124,948	1,250	(19,600)	106,598
Intercompany payables	—	381,660	45,146	(426,806)	—
Other liabilities	—	1,435	(1)	—	1,434
Total liabilities	174,345	560,252	54,459	(446,406)	342,650
Redeemable noncontrolling interest	—	4	3,762	—	3,766
Equity:
Era Group Inc. stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,936,636 outstanding, exclusive of treasury shares	215	—	—	—	215
Additional paid-in capital	443,944	100,306	4,562	(104,868)	443,944
Retained earnings	4,363	92,034	(35,552)	(56,482)	4,363
Treasury shares, at cost, 214,441 shares	(2,951)	—	—	—	(2,951)
Accumulated other comprehensive income, net of tax	—	110	—	—	110
Total equity	445,571	192,450	(30,990)	(161,350)	445,681
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$619,916	$752,706	$27,231	$(607,756)	$792,097

Supplemental Condensed Consolidating Balance Sheet as of December 31, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$25,474	$—	$1,476	$—	$26,950
Receivables:
Trade, net of allowance for doubtful accounts of $2,103	39	26,118	6,313	—	32,470
Tax receivables	9	4	3,448	—	3,461
Other	—	1,658	1,058	—	2,716
Inventories, net	—	25,156	261	—	25,417
Prepaid expenses	359	976	244	—	1,579
Escrow deposits	—	3,777	—	—	3,777
Total current assets	25,881	57,689	12,800	—	96,370
Property and equipment	—	1,138,020	16,008	—	1,154,028
Accumulated depreciation	—	(330,735)	(1,484)	—	(332,219)
Net property and equipment	—	807,285	14,524	—	821,809
Equity investments and advances	—	29,266	—	—	29,266
Investments in consolidated subsidiaries	174,830	—	—	(174,830)	—
Intangible assets	—	—	1,137	—	1,137
Deferred income taxes	12,262	—	—	(12,262)	—
Intercompany receivables	460,623	—	—	(460,623)	—
Other assets	1,820	4,723	48	—	6,591
Total assets	$675,416	$898,963	$28,509	$(647,715)	$955,173
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$322	$6,273	$2,281	$—	$8,876
Accrued wages and benefits	—	6,446	2,061	—	8,507
Accrued interest	529	—	—	—	529
Accrued income taxes	—	653	13	—	666
Current portion of long-term debt	—	1,524	615	—	2,139
Accrued other taxes	29	645	773	—	1,447
Accrued contingencies	—	—	1,237	—	1,237
Other current liabilities	481	1,525	216	—	2,222
Total current liabilities	1,361	17,066	7,196	—	25,623
Long-term debt	205,730	21,642	2,767	—	230,139
Deferred income taxes	—	237,067	667	(12,262)	225,472
Intercompany payables	—	426,410	34,213	(460,623)	—
Other liabilities	—	1,301	—	—	1,301
Total liabilities	207,091	703,486	44,843	(472,885)	482,535
Redeemable noncontrolling interest	—	4	4,217	—	4,221
Equity:
Era Group Inc. stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,936,636 outstanding, exclusive of treasury shares	211	—	—	—	211
Additional paid-in capital	438,489	100,306	4,562	(104,868)	438,489
Retained earnings	32,524	95,075	(25,113)	(69,962)	32,524
Treasury shares, at cost, 175,350 shares	(2,899)	—	—	—	(2,899)
Accumulated other comprehensive income, net of tax	—	92	—	—	92
Total equity	468,325	195,473	(20,551)	(174,830)	468,417
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$675,416	$898,963	$28,509	$(647,715)	$955,173

Supplemental Condensed Consolidating Statements of Operations for the Year Ended December 31, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$201,653	$60,466	$(30,798)	$231,321
Costs and expenses:
Operating	—	133,077	65,167	(30,798)	167,446
Administrative and general	7,887	28,451	5,754	—	42,092
Depreciation	—	44,756	980	—	45,736
Total costs and expenses	7,887	206,284	71,901	(30,798)	255,274
Gains on asset dispositions, net	—	4,364	143	—	4,507
Loss on impairment	—	(116,586)	(432)	—	(117,018)
Operating income (loss)	(7,887)	(116,853)	(11,724)	—	(136,464)
Other income (expense):
Interest income	108	419	233	—	760
Interest expense	(14,495)	(800)	(1,468)	—	(16,763)
Foreign currency gains, net	256	330	(812)	—	(226)
Other, net	—	143	(155)	—	(12)
Total other income (expense)	(14,131)	92	(2,202)	—	(16,241)
Income (loss) before income taxes and equity earnings	(22,018)	(116,761)	(13,926)	—	(152,705)
Income tax expense (benefit)	(7,338)	(112,295)	(3,032)	—	(122,665)
Income (loss) before equity earnings	(14,680)	(4,466)	(10,894)	—	(30,040)
Equity earnings, net of tax		1,425	—		1,425
Equity in earnings (losses) of subsidiaries	(13,481)	—	—	13,481	—
Net income (loss)	(28,161)	(3,041)	(10,894)	13,481	(28,615)
Net loss attributable to non-controlling interest in subsidiary	—	—	454	—	454
Net income (loss) attributable to Era Group Inc.	$(28,161)	$(3,041)	$(10,440)	$13,481	$(28,161)

Supplemental Condensed Consolidating Statements of Operations for the Year Ended December 31, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$225,773	$61,514	$(40,059)	$247,228
Costs and expenses:
Operating	—	138,350	71,572	(40,059)	169,863
Administrative and general	3,744	27,834	4,628	—	36,206
Depreciation	—	48,248	1,067	—	49,315
Total costs and expenses	3,744	214,432	77,267	(40,059)	255,384
Gains on asset dispositions, net	—	5,035	(248)	—	4,787
Operating income	(3,744)	16,376	(16,001)	—	(3,369)
Other income (expense):
Interest income	56	472	213	—	741
Interest expense	(16,033)	(809)	(483)	—	(17,325)
Derivative losses, net	—	—	—	—	—
Foreign currency gains (losses), net	(77)	(879)	963	—	7
Gain on debt extinguishment	518	—	—	—	518
Other, net	—	11	58	—	69
Total other income (expense)	(15,536)	(1,205)	751	—	(15,990)
Income (loss) before income taxes and equity earnings	(19,280)	15,171	(15,250)	—	(19,359)
Income tax expense (benefit)	(8,807)	4,971	479	—	(3,357)
Income (loss) before equity earnings	(10,473)	10,200	(15,729)	—	(16,002)
Equity earnings, net of tax	—	1,092	—	—	1,092
Equity in earnings (losses) of subsidiaries	2,495	—	—	(2,495)	—
Net income (loss)	(7,978)	11,292	(15,729)	(2,495)	(14,910)
Net income attributable to non-controlling interest in subsidiary	—	6,349	583	—	6,932
Net income (loss) attributable to Era Group Inc.	$(7,978)	$17,641	$(15,146)	$(2,495)	$(7,978)

Supplemental Condensed Consolidating Statements of Operations for the Year Ended December 31, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$262,898	$18,952	$(13)	$281,837
Costs and expenses:
Operating	—	149,702	21,792	(13)	171,481
Administrative and general	6,484	33,326	3,002	—	42,812
Depreciation	—	46,722	615	—	47,337
Total costs and expenses	6,484	229,750	25,409	(13)	261,630
Gains on asset dispositions, net	—	8,582	(2,629)	—	5,953
Goodwill impairment	—	(352)	(1,514)	—	(1,866)
Operating income (loss)	(6,484)	41,378	(10,600)	—	24,294
Other income (expense):
Interest income	16	900	275	—	1,191
Interest expense	(12,479)	(773)	(274)	—	(13,526)
Intercompany interest income (expense)	—	—	—	—	—
Foreign currency gains (losses), net	569	(3,119)	(40)	—	(2,590)
Gain on debt extinguishment	1,617	—	—	—	1,617
Gain on sale of FBO	12,946	—	—	—	12,946
Other, net	(3)	63	(15)	—	45
Total other income (expense)	2,666	(2,947)	(54)	—	(335)
Income (loss) before income taxes and equity earnings	(3,818)	38,431	(10,654)	—	23,959
Income tax expense (benefit)	(3,368)	17,625	(140)	—	14,117
Income (loss) before equity earnings	(450)	20,806	(10,514)	—	9,842
Equity losses, net of tax	—	(1,943)	—	—	(1,943)
Equity in earnings (losses) of subsidiaries	9,155	—	—	(9,155)	—
Net income (loss)	8,705	18,863	(10,514)	(9,155)	7,899
Net loss attributable to non-controlling interest in subsidiary	—	376	430	—	806
Net income (loss) attributable to Era Group Inc.	$8,705	$19,239	$(10,084)	$(9,155)	$8,705

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Year Ended December 31, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(28,161)	$(3,041)	$(10,894)	$13,481	$(28,615)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	18	—	—	18
Income tax benefit	—	—	—	—	—
Total other comprehensive income (loss)	—	18	—	—	18
Comprehensive income (loss)	(28,161)	(3,023)	(10,894)	13,481	(28,597)
Comprehensive loss attributable to non-controlling interest in subsidiary	—	—	454	—	454
Comprehensive income (loss) attributable to Era Group Inc.	$(28,161)	$(3,023)	$(10,440)	$13,481	$(28,143)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Year Ended December 31, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(7,978)	$11,292	$(15,729)	$(2,495)	$(14,910)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—
Income tax benefit	—	—	—	—	—
Total other comprehensive loss	—	—	—	—	—
Comprehensive income (loss)	(7,978)	11,292	(15,729)	(2,495)	(14,910)
Comprehensive loss attributable to non-controlling interest in subsidiary	—	6,349	583	—	6,932
Comprehensive income (loss) attributable to Era Group Inc.	$(7,978)	$17,641	$(15,146)	$(2,495)	$(7,978)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Year Ended December 31, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$8,705	$18,863	$(10,514)	$(9,155)	$7,899
Other comprehensive loss:
Foreign currency translation adjustments	—	(4)	—	—	(4)
Income tax benefit	—	1	—	—	1
Total other comprehensive loss	—	(3)	—	—	(3)
Comprehensive income (loss)	8,705	18,860	(10,514)	(9,155)	7,896
Comprehensive loss attributable to non-controlling interest in subsidiary	—	376	430	—	806
Comprehensive income (loss) attributable to Era Group Inc.	$8,705	$19,236	$(10,084)	$(9,155)	$8,702

Supplemental Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(14,706)	$32,601	$2,201	$—	$20,096
Cash flows from investing activities:
Purchases of property and equipment	—	(16,600)	(170)	—	(16,770)
Proceeds from disposition of property and equipment	—	9,392	—	—	9,392
Principal payments on notes due from equity investees	—	761	—	—	761
Investments in and advances to equity investees	—	(126)	—	—	(126)
Principal payments on third party notes receivable	—	169	—	—	169
Escrow deposits on like-kind exchanges, net	—	527	—	—	527
Net cash used in investing activities	—	(5,877)	(170)	—	(6,047)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	—	8,000	—	9,000	17,000
Payments on long-term debt	—	(1,526)	(755)	(43,000)	(45,281)
Proceeds from share award plans	—	—	—	836	836
Purchase of treasury shares	—	—	—	(52)	(52)
Borrowings and repayments of intercompany debt	—	(33,216)	—	33,216	—
Net cash used in financing activities	—	(26,742)	(755)	—	(27,497)
Effects of exchange rate changes on cash and cash equivalents	32	18	31	—	81
Net increase (decrease) in cash and cash equivalents	(14,674)	—	1,307	—	(13,367)
Cash and cash equivalents, beginning of period	25,474	—	1,476	—	26,950
Cash and cash equivalents, end of period	$10,800	$—	$2,783	$—	$13,583

Supplemental Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$17,909	$41,239	$(644)	$—	$58,504
Cash flows from investing activities:
Purchases of property and equipment	—	(39,020)	(180)		(39,200)
Proceeds from disposition of property and equipment	—	28,381	228		28,609
Return of helicopter deposits	—	544	—	—	544
Principal payments on notes due from equity investees	—	723	—	—	723
Principal payments on third party notes receivable	—	208	—	—	208
Escrow deposits, net	—	(3,848)	—	190	(3,658)
Repayment of intercompany debt	—	190	—	(190)	—
Net cash used in investing activities	—	(12,822)	48	—	(12,774)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	—	—	—	12,000	12,000
Long-term debt issuance costs	—	—	—	(886)	(886)
Payments on long-term debt	—	(1,803)	(1,641)	(37,000)	(40,444)
Extinguishment of long-term debt	—	—	—	(4,331)	(4,331)
Proceeds from share award plans	—	—	—	836	836
Purchase of treasury shares	—	—	—	(161)	(161)
Repayment of intercompany debt	—	(29,542)	—	29,542	—
Net cash provided by financing activities	—	(31,345)	(1,641)	—	(32,986)
Effects of exchange rate changes on cash and cash equivalents	—	(406)	242	—	(164)
Net increase (decrease) in cash and cash equivalents	17,909	(3,334)	(1,995)	—	12,580
Cash and cash equivalents, beginning of period	7,565	3,334	3,471	—	14,370
Cash and cash equivalents, end of period	$25,474	$—	$1,476	$—	$26,950

Supplemental Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2015

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$(8,916)	$38,111	$15,261	$—	$44,456
Cash flows from investing activities:
Purchases of property and equipment	—	(60,046)	(11,774)	11,770	(60,050)
Proceeds from disposition of property and equipment	—	37,098	—	(11,770)	25,328
Cash settlements on forward contracts, net	—	(1,103)	—	—	(1,103)
Business acquisitions, net of cash acquired	—	—	(1,747)	—	(1,747)
Investments in and advances to equity investees	—	(36)	—	—	(36)
Proceeds from sale of FBO	—	—	—	14,252	14,252
Principal payments on notes due from equity investees	—	688	—	—	688
Principal payments on third party notes receivable	—	52	—	—	52
Escrow deposits, net	—	(1)	—	(190)	(191)
Repayment of intercompany debt	—	14,062	—	(14,062)	—
Net cash used in investing activities	—	(9,286)	(13,521)	—	(22,807)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	—	—	—	60,000	60,000
Long-term debt issuance costs	—	(71)	—	—	(71)
Payments on long-term debt	—	(2,458)	(467)	(55,000)	(57,925)
Extinguishment of long-term debt	—	—	—	(46,920)	(46,920)
Proceeds from share awards plans	—	—	—	1,096	1,096
Tax expense on vested restricted stock	—	—	—	(127)	(127)
Purchase of treasury shares	—	—	—	(2,079)	(2,079)
Repayment of intercompany debt	—	(43,030)	—	43,030	—
Net cash used in financing activities	—	(45,559)	(467)	—	(46,026)
Effects of exchange rate changes on cash and cash equivalents	—	(2,120)	—	—	(2,120)
Net increase (decrease) in cash and cash equivalents	(8,916)	(18,854)	1,273	—	(26,497)
Cash and cash equivalents, beginning of period	16,481	22,188	2,198	—	40,867
Cash and cash equivalents, end of period	$7,565	$3,334	$3,471	$—	$14,370