Form 10-Q
period 2018-03-31
ERA GROUP INC.
filed 2018-05-01
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018              or

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
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of April 27, 2018 was 21,688,376. The Registrant has no other class of common stock outstanding.

ERA GROUP INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ERA GROUP INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited, in thousands, except share amounts)

	March 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents (including $1,768 and $1,699 from VIEs in 2018 and 2017, respectively)	$16,553	$13,583
Receivables:
Trade, operating, net of allowance for doubtful accounts of $1,058 and $1,196 in 2018 and 2017, respectively (including $6,109 and $5,854 from VIEs in 2018 and 2017, respectively)	34,447	33,840
Trade, dry-leasing	4,253	5,124
Tax receivables (including $3,465 and $2,828 from VIEs in 2018 and 2017, respectively)	3,466	2,829
Other (including $939 and $257 from VIEs in 2018 and 2017, respectively)	4,168	1,623
Inventories, net (including $32 and $39 from VIEs in 2018 and 2017, respectively)	20,830	21,112
Prepaid expenses (including $66 and $40 from VIEs in 2018 and 2017, respectively)	2,804	1,203
Escrow deposits	—	3,250
Total current assets	86,521	82,564
Property and equipment (including $977 and $1,951 from VIEs in 2018 and 2017, respectively)	949,064	972,942
Accumulated depreciation (including $283 and $487 from VIEs in 2018 and 2017, respectively)	(297,341)	(299,028)
Property and equipment, net	651,723	673,914
Equity investments and advances	30,445	30,056
Intangible assets	1,118	1,122
Other assets (including $71 and $61 from VIEs in 2018 and 2017, respectively)	4,798	4,441
Total assets	$774,605	$792,097
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (including $2,100 and $1,807 from VIEs in 2018 and 2017, respectively)	$11,084	$16,421
Accrued wages and benefits (including $1,629 and $1,397 from VIEs in 2018 and 2017, respectively)	6,530	8,264
Accrued interest	3,485	606
Accrued income taxes	46	28
Accrued other taxes (including $481 and $600 from VIEs in 2018 and 2017, respectively)	1,856	1,810
Accrued contingencies (including $892 and $858 from VIEs in 2018 and 2017, respectively)	892	859
Current portion of long-term debt (including $772 and $1,073 from VIEs in 2018 and 2017, respectively)	2,296	2,736
Other current liabilities (including $8 and $8 from VIEs in 2018 and 2017, respectively)	3,166	1,720
Total current liabilities	29,355	32,444
Long-term debt (including $467 and $1,903 from VIEs in 2018 and 2017, respectively)	188,470	202,174
Deferred income taxes	105,865	106,598
Other liabilities	1,596	1,434
Total liabilities	325,286	342,650
Commitments and contingencies (see Note 8)
Redeemable noncontrolling interest	3,603	3,766
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,688,959 and 21,319,150 outstanding in 2018 and 2017, respectively, exclusive of treasury shares	219	215
Additional paid-in capital	445,174	443,944
Retained earnings	3,169	4,363
Treasury shares, at cost, 215,141 and 215,141 shares in 2018 and 2017, respectively	(2,951)	(2,951)
Accumulated other comprehensive income, net of tax	105	110
Total equity	445,716	445,681
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$774,605	$792,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues:
Operating revenues	$54,750	$51,134
Dry-leasing revenues	2,572	3,393
Total revenues	57,322	54,527
Costs and expenses:
Operating	37,660	37,757
Administrative and general	12,071	10,381
Depreciation and amortization	10,354	11,554
Total costs and expenses	60,085	59,692
Gains on asset dispositions, net	4,414	109
Operating income (loss)	1,651	(5,056)
Other income (expense):
Interest income	146	250
Interest expense	(4,576)	(3,589)
Foreign currency gains, net	74	28
Gain on debt extinguishment	175	—
Other, net	(8)	12
Total other income (expense)	(4,189)	(3,299)
Loss before income taxes and equity earnings	(2,538)	(8,355)
Income tax benefit	(738)	(2,103)
Loss before equity earnings	(1,800)	(6,252)
Equity earnings, net of tax	443	465
Net loss	(1,357)	(5,787)
Net loss attributable to noncontrolling interest in subsidiary	163	167
Net loss attributable to Era Group Inc.	$(1,194)	$(5,620)

Loss per common share, basic and diluted	$(0.06)	$(0.27)

Weighted average common shares outstanding, basic and diluted:	21,003,777	20,509,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(1,357)	$(5,787)
Other comprehensive loss:
Foreign currency translation adjustments	(5)	(2)
Income tax benefit	—	—
Total other comprehensive loss	(5)	(2)
Comprehensive loss	(1,362)	(5,789)
Comprehensive loss attributable to noncontrolling interest in subsidiary	163	167
Comprehensive loss attributable to Era Group Inc.	$(1,199)	$(5,622)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE NONCONTROLLING INTEREST AND EQUITY (unaudited, in thousands)

		Era Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Equity
December 31, 2017	$3,766	$215	$443,944	$4,363	$(2,951)	$110	$445,681
Issuance of common stock:
Restricted stock grants	—	3	(3)	—	—	—	—
Employee Stock Purchase Plan	—	1	483	—	—	—	484
Share award amortization	—	—	750	—	—	—	750
Net loss	—	—	—	(1,357)	—	—	(1,357)
Net loss attributable to redeemable noncontrolling interest	(163)	—	—	163	—	—	163
Currency translation adjustments, net of tax		—	—	—	—	(5)	(5)
March 31, 2018	$3,603	$219	$445,174	$3,169	$(2,951)	$105	$445,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,357)	$(5,787)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,354	11,554
Share-based compensation	750	1,198
Bad debt expense, net	—	38
Non-cash penalty and interest expenses	607	—
Gains on asset dispositions, net	(4,414)	(109)
Debt discount amortization	61	57
Amortization of deferred financing costs	704	282
Foreign currency gains, net	(107)	(76)
Gain on debt extinguishment, net	(175)	—
Deferred income tax benefit	(737)	(2,099)
Equity earnings, net of tax	(443)	(465)
Changes in operating assets and liabilities:
Increase in receivables	(2,783)	(1,700)
Increase in prepaid expenses and other assets	(1,502)	(537)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,988)	1,897
Net cash provided by (used in) operating activities	(1,030)	4,253
Cash flows from investing activities:
Purchases of property and equipment	(3,784)	(1,005)
Proceeds from disposition of property and equipment	19,497	126
Investments in and advances to equity investees	—	(114)
Principal payments on notes due from equity investees	54	185
Principal payments on third party notes receivable	76	56
Net cash provided by (used in) investing activities	15,843	(752)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	—	2,000
Long-term debt issuance costs	(1,295)	—
Payments on long-term debt	(14,259)	(6,581)
Proceeds from share award plans	484	463
Purchase of treasury shares	—	(51)
Net cash used in financing activities	(15,070)	(4,169)
Effects of exchange rate changes on cash and cash equivalents	(23)	57
Net decrease in cash, cash equivalents and restricted cash	(280)	(611)
Cash, cash equivalents and restricted cash, beginning of period	16,833	30,727
Cash, cash equivalents and restricted cash, end of period	$16,553	$30,116
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest of $97 and $432 in 2018 and 2017, respectively	$983	$413

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICY
The condensed consolidated financial statements include the accounts of Era Group Inc. and its consolidated subsidiaries. Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the “Company” refers to Era Group Inc. and its consolidated subsidiaries, and any reference to “Era Group” refers to Era Group Inc. without its subsidiaries. The condensed consolidated financial information for the three months ended March 31, 2018 and 2017 has been prepared by the Company and has not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of March 31, 2018, its results of operations for the three months ended March 31, 2018 and 2017, its comprehensive income for the three months ended March 31, 2018 and 2017, its changes in equity for the three months ended March 31, 2018, and its cash flows for the three months ended March 31, 2018 and 2017. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Certain of the Company’s operations are subject to seasonal factors. Operations in the U.S. Gulf of Mexico are often at their highest levels from April to September, as daylight hours increase, and are at their lowest levels from November to February, as daylight hours decrease. The Company’s Alaskan operations also see an increase during May to September, as its firefighting operations occur during this time and daylight hours are significantly longer.
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
Reclassification. Certain amounts reported for prior periods in the consolidated financial statements have been reclassified to conform with the current period’s presentation.
Supplemental Cash Flow Information. The following table sets forth the company’s reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Cash Flows (in thousands):

	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Cash and cash equivalents	$16,553	$13,583	$26,339	$26,950
Restricted cash (1)	—	3,250	3,777	3,777
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$16,553	$16,833	$30,116	$30,727
(1) Restricted cash represents amounts deposited in Escrow accounts at the end of each period. Escrow deposits are shown as a separate line item in the consolidated balance sheet.
Revenue Recognition. The Company recognizes revenues for flight services and emergency response services with the passing of each day as the Company has the right to consideration from its customers in an amount that corresponds directly with the value to the Company’s customer of the performance completed to date. Therefore, the Company has elected to exercise the right to invoice practical expedient in its adoption of ASC 606. The right to invoice represents a method for recognizing revenue over time using the output measure of “value to the customer” which is an objective measure of an entity’s performance in a contract. The Company typically invoices its customers on a monthly basis for revenues earned during the prior month with payment terms of 30 days. The Company’s customer arrangements do not contain any significant financing component for its customers.
Trade Receivables. Customers are primarily international, independent and major integrated exploration, development and production companies, international helicopter operators and the U.S. government. Customers are typically granted credit on a short-term basis, and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material.

New Accounting Standards - Adopted. The Company adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” and its amendments issued by the provisions of ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers,” collectively Accounting Standards Codification (ASC) Topic 606 beginning January 1, 2018.  ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from all contracts with customers except where revenues are in scope of another accounting standard.  The ASU superseded the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance.  ASC Topic 606 sets forth a five-step model for determining when and how revenue is recognized.  Under the model, an entity will be required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods and services.  The adoption of ASC Topic 606 did not have a material impact on the Company’s consolidated financial statements.  See Note 10 - Revenues for additional information relating to Revenue from Contracts with Customers.
The Company adopted the provisions of FASB ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” beginning January 1, 2018.  This ASU clarifies how certain cash receipts and cash payments should be classified and presented in the statement of cash flows.  The Company has made an accounting policy election to classify distributions received from equity method investees using the nature of the distribution approach which classifies distributions received from investees as either cash inflows from operating activities or cash inflows from investing activities based on the nature of the activities of the investee that generated the distribution.  Adoption of this ASU did not have a material impact on the Company’s historical financial statements.
In October 2016, the FASB issued ASU 2016-16 - Income Taxes, which requires entities to recognize income tax consequences of intra-entity transfers of assets, other than inventory, when the transfer occurs rather than when the asset is sold to a third party as is the case under current GAAP. ASU 2016-16 will be effective for annual reporting periods beginning after December 15, 2017 including interim periods within that period. The Company adopted ASU 2016-16 effective January 1, 2018, and such adoption did not have an impact on its consolidated financial statements.
The Company adopted the provisions of FASB ASU No. 2016-18, “Restricted Cash,” beginning January 1, 2018.  This ASU requires amounts deemed restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows, and presentation should permit a reconciliation when cash, cash equivalents and restricted cash are presented in more than one line item on the balance sheet.  The Company had amounts deposited in escrow accounts as discussed further below in Note 3. These amounts are deemed restricted cash and are included in the “Escrow deposits” line of our consolidated balance sheet.  The impact of adopting this ASU has been included as adjustments in the prior period statement of cash flows.
In May 2017, the FASB issued ASU 2017-09 - Compensation - Stock Compensation: Scope of Modification Accounting, which is designed to reduce diversity in practice and complexity when accounting for changes in the terms of a share-based payment award. ASU 2017-09 will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that period, and early adoption is permitted for any interim period for which financial statements have not yet been issued. The Company adopted ASU 2017-09 effective January 1, 2018, and such adoption did not have a material impact on its consolidated financial statements.
New Accounting Standards - Not Yet Adopted. In February 2016, the FASB issued ASU No. 2016-02, “Leases” (ASU No. 2016-02), which establishes comprehensive accounting and financial reporting requirements for leasing arrangements.  This ASU supersedes the existing requirements in FASB ASC Topic 840, “Leases,” and requires lessees to recognize substantially all lease assets and lease liabilities on the balance sheet.  The provisions of ASU No. 2016-02 also modify the definition of a lease and outline requirements for recognition, measurement, presentation and disclosure of leasing arrangements by both lessees and lessors.  The ASU is effective for interim and annual periods beginning after December 15, 2018, and early adoption of the standard is permitted.  Entities are required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply the provisions of ASU No. 2016-02 to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements.  In January 2018, ASU No. 2016-02 was amended by the provisions of ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842.”  We plan to adopt ASU No. 2016-02, as amended, effective January 1, 2019, and continue to evaluate the ASU to determine the impact of adoption on our consolidated financial statements and disclosures, accounting policies and systems, business processes, and internal controls. The Company also continues to monitor proposals issued by the FASB to clarify the ASU and certain industry implementation issues.  While the Company’s evaluation of ASU No. 2016-02 and related implementation activities are ongoing, the Company expects the adoption of the ASU to have a material impact on our consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (ASU No. 2016-13), which sets forth the current expected credit loss model, a new forward-looking impairment model for certain financial instruments based on expected losses rather than incurred losses.  The ASU is effective for interim and annual periods beginning after December 15, 2019, and early adoption of the standard is permitted.  Entities are required to adopt ASU No. 2016-13 using a modified retrospective approach, subject to certain limited exceptions.  The Company is currently evaluating the impact of the adoption of this ASU.

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
As of March 31, 2018 and December 31, 2017, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis.
The estimated fair values of the Company’s other financial assets and liabilities as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2018
LIABILITIES
Long-term debt, including current portion	$190,766	$—	$191,138	$—

December 31, 2017
LIABILITIES
Long-term debt, including current portion	$204,910	$—	$203,938	$—
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
From time to time, the Company enters into Qualified Exchange Accommodation Agreements with third parties to meet the like-kind exchange requirements of Section 1031 of the Internal Revenue Code1986, as amended (the “Code”) and the provisions of Revenue Procedure 2000-37. In accordance with these provisions, the Company is permitted to deposit proceeds from the sale of assets into escrow accounts for the purpose of acquiring other assets and qualifying for the temporary deferral of taxable gains realized. Consequently, the Company establishes escrow accounts with financial institutions for the deposit of funds received on sales of equipment, which were designated for replacement property within a specified period of time. As of March 31, 2018, the Company did not have any balances deposited in a like-kind exchange escrow account. As of December 31, 2017, the Company had $3.3 million deposited in a like-kind exchange escrow account. During the first quarter of 2018, the Company used $2.8 million of the balance to make a final payment on a S92 heavy helicopter which completed the like-kind exchange transaction, and the remaining $0.5 million was returned to the Company.

4.	ACQUISITIONS AND DISPOSITIONS
Capital Expenditures. During the three months ended March 31, 2018, capital expenditures were $3.8 million and consisted primarily of helicopter acquisitions, spare helicopter parts and capitalized interest. During the three months ended March 31, 2018 and 2017, the Company capitalized interest of $0.1 million and $0.4 million, respectively. As of March 31, 2018 and December 31, 2017, construction in progress, which is a component of property and equipment, included capitalized interest of $0.7 million and $1.9 million, respectively. A summary of changes to the Company’s operating helicopter fleet is as follows:

Equipment Additions - During the three months ended March 31, 2018, the Company placed one S92 heavy helicopter into service. The Company had no helicopter acquisitions during the three months ended March 31, 2017. The Company places helicopters in service once completion work has been finalized and the helicopters are ready for use.
Equipment Dispositions - During the three months ended March 31, 2018, the Company sold or otherwise disposed of twelve helicopters, two operating facilities, and related property and equipment for proceeds of $19.5 million and recognized gains of $4.4 million. During the three months ended March 31, 2017, the Company sold or otherwise disposed of property and equipment for proceeds of $0.1 million and recognized gains of $0.1 million.

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
The Company’s condensed consolidated balance sheets at March 31, 2018 and December 31, 2017 include assets of Aeróleo totaling $13.1 million and $11.5 million, respectively. The distribution of these assets to Era Group and its subsidiaries other than Aeróleo is subject to restrictions. The Company’s condensed consolidated balance sheets at March 31, 2018 and December 31, 2017 each include liabilities of Aeróleo of $6.4 million and $7.6 million, respectively. The creditors for such liabilities do not have recourse to Era Group or its subsidiaries other than Aeróleo.

6.	INCOME TAXES
During the three months ended March 31, 2018 and 2017, the Company recorded income tax benefit of $0.7 million and $2.1 million, respectively, resulting in effective tax rates of 29.1% and 25.2%, respectively. The increase in effective tax rates is primarily due to the reversal of a previously reserved deposit following a favorable decision on a Brazilian customs dispute.
During the three months ended March 31, 2018 and 2017, there were no new uncertain tax positions identified. The Company’s 2015 federal income tax return is currently under examination by the Internal Revenue Service.
Amounts accrued for interest and penalties associated with unrecognized income tax benefits are included in other expense on the condensed consolidated statements of operations. As of March 31, 2018 and December 31, 2017, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $0.1 million.
As of March 31, 2018, the Company considers the accounting for the transition tax and other items to remain incomplete due to the forthcoming guidance and its ongoing analysis of its tax positions. As of March 31, 2018, the Company has not elected an accounting policy for the newly enacted global intangible low-taxed income (“GILTI”) at this time. Recent FASB guidance indicates that accounting for GILTI either as part of deferred taxes or as a period cost are both applicable methods. Once further information is gathered and interpretation and analysis of the tax legislation evolves, the Company will make an appropriate accounting election. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

7.	LONG-TERM DEBT
The Company’s borrowings as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018	December 31, 2017
7.750% Senior Notes (excluding unamortized discount)	$144,828	$144,828
Senior secured revolving credit facility	27,000	39,000
Promissory notes	21,088	21,642
Other	1,239	2,976
Total principal balance on borrowings	194,155	208,446
Portion due within one year	(2,296)	(2,736)
Unamortized debt issuance costs	(1,981)	(2,067)
Unamortized discount, net	(1,408)	(1,469)
Long-term debt	$188,470	$202,174
7.750% Senior Notes. On December 7, 2012, Era Group issued $200.0 million aggregate principal amount of its 7.750% senior unsecured notes due December 15, 2022 (the “7.750% Senior Notes”) and received net proceeds of $191.9 million. Interest on the 7.750% Senior Notes is payable semi-annually in arrears on June 15th and December 15th of each year.
Revolving Credit Facility. On March 31, 2014, Era Group entered into the amended and restated senior secured revolving credit facility (the “Amended and Restated Revolving Credit Facility”). On March 7, 2018, Era Group entered into a Consent and Amendment No. 4 to the Amended and Restated Senior Secured Revolving Credit Facility Agreement (the “Amendment No. 4” and the Amended and Restated Revolving Credit Facility, as amended by Amendment No. 4, is referred to herein as the “Revolving Credit Facility”) that, among other things, (a) reduced the aggregate principal amount of revolving loan commitments from $200.0 million to $125.0 million, (b) extended the agreement’s maturity until March 31, 2021, (c) revised the definition of EBITDA to permit an add-back for certain litigation expenses related to the H225 helicopters, and (d) adjusted the maintenance covenant requirements to maintain an interest coverage ratio of not less than 1.75:1:00 and a senior secured leverage ratio of not more than 3.25:100.
The Revolving Credit Facility provides Era Group with the ability to borrow up to $125.0 million, with a sub-limit of up to $50.0 million for letters of credit, and matures in March 2021. Subject to the satisfaction of certain conditions precedent and the agreement by the lenders, the Revolving Credit Facility includes an “accordion” feature which, if exercised, will increase total commitments by up to $50.0 million.
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at Era Group’s election, either a base rate or LIBOR, each as defined in the Revolving Credit Facility, plus an applicable margin. The applicable margin is based on the Company’s ratio of funded debt to EBITDA, as defined in the Revolving Credit Facility, and ranges from 1.25% to 2.50% on the base rate margin and 2.25% to 3.50% on the LIBOR margin and has increased by 50 basis points at each tier from the previous amendment. The applicable margin as of March 31, 2018 was 2.50% on the base rate margin and 3.50% on the LIBOR margin. In addition, the Company is required to pay a quarterly commitment fee based on the average unfunded portion of the committed amount at a rate based on the Company’s ratio of funded debt to EBITDA, as defined in the Revolving Credit Facility, that ranges from 0.375% to 0.500%. As of March 31, 2018, the commitment fee was 0.500%.
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
As of March 31, 2018, Era Group had $27.0 million of outstanding borrowings under the Revolving Credit Facility and issued letters of credit of $1.3 million. In connection with Amendment No. 4 entered into in 2018, the Company wrote off previously incurred debt issuance costs of $0.4 million and incurred additional debt issuance costs of $1.3 million. Such costs are included in other assets on the condensed consolidated balance sheets and are amortized to interest expense in the condensed consolidated statements of operations over the life of the Revolving Credit Facility.
Aeróleo Debt. During the three months ended March 31, 2018, the Company did not settle any tax disputes in Brazil. During the three months ended March 31, 2017, the Company settled certain tax disputes in Brazil totaling $0.2 million. Such amounts are included in other debt in the table above and bear interest at a rate equal to the overnight rate as published by the Central Bank of Brazil.
During 2017, the Company settled certain tax disputes in Brazil under the Tax Regularization Settlement Special Program (known as Programa Especial de Regularização Tributária or “PERT”) and has agreed to make installment payments on the amounts due to the applicable taxing authorities. The installments are payable in Brazilian reals and bear interest at a rate equal to the overnight rate as published by the Central Bank of Brazil and will be paid over the next 16 to 56 months as of March 31, 2018. Such amounts are included in other debt in the table above.
During the three months ended March 31, 2018, the Company made payments, including scheduled payments, of $1.7 million.
Promissory Notes. During the three months ended March 31, 2018 and 2017, the Company made scheduled payments on other long-term debt of $0.6 million and $0.4 million, respectively.

8.	COMMITMENTS AND CONTINGENCIES
Fleet. During the three months ended March 31, 2018, the Company cancelled two helicopter purchase agreements and recognized $0.5 million of penalties on cancellation.
The Company’s unfunded capital commitments as of March 31, 2018 consisted primarily of agreements to purchase helicopters and totaled $87.1 million, of which $11.5 million is payable in 2018 with the balance payable through 2019. The Company also had $1.3 million of deposits paid on options not yet exercised. The Company may terminate $88.4 million of its total commitments, inclusive of deposits paid on options not yet exercised, without further liability other than liquidated damages of $2.2 million in the aggregate.
Included in these commitments are orders to purchase three AW189 heavy helicopters and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered in 2019. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company had outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery in 2019 and 2020.
Brazilian Tax Disputes. The Company is disputing assessments of approximately $7.2 million in taxes, penalties and interest levied by the municipal authorities of Rio de Janeiro (for the period between 2000 to 2005) and Macaé (for the period between 2001 to 2006) (collectively, the “Municipal Assessments”). The Company believes that, based on its interpretation of tax legislation supported by clarifying guidance provided by the Supreme Court of Brazil with respect to the issue in a 2006 ruling, it is in compliance with all applicable tax legislation, has paid all applicable taxes, penalties and interest and plans to defend these claims vigorously at the administrative levels in each jurisdiction. In the event the Municipal Assessments are upheld at the last administrative level, it may be necessary for the Company to deposit the amounts at issue as security to pursue further appeals. In 2015, the Company received a final, unfavorable ruling with respect to a similar assessment levied by the Rio de Janeiro State Treasury for the periods between 1994 to 1998 (the “1998 Assessments”). The 1998 Assessments were upheld without taking into consideration the benefit of the clarifying guidance issued by the Supreme Court following the assertion of the claims. The final adjudication of the 1998 Assessments requires payment of amounts that are within the established accruals, will be paid in multiple installments over time and are not expected to have a material effect on the Company’s financial position or results of operations. At March 31, 2018, it is not possible to determine the outcome of the Municipal Assessments, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations. In addition, it is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for any subsequent periods.
The Company is disputing responsibility for $3.0 million of employer social security contributions required to have been remitted by one of its customers relating to the period from 1995 to 1998. Although the Company may be deemed co-responsible for such remittances under the local regulatory regime, the customer’s payments to the Company against presented invoices were made net of the specific remittances required to have been made by the customer and at issue in the claim. As such, the Company plans to defend this claim vigorously. At March 31, 2018, it is not possible to determine the outcome of this matter, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
The Company is disputing certain penalties that are being assessed by the State of Rio de Janeiro in respect of the Company’s alleged failure to submit accurate documentation and to fully comply with filing requirements with respect to certain value-added taxes.  The Company elected to make payment of $0.2 million in installments over time to satisfy a portion of these penalties.  Upon confirming with the asserting authority that the originally proposed penalties of $1.6 million with respect to the balance of the assessments were calculated based on amounts containing a typographical error, the aggregate penalties that remain in dispute total $0.5 million. At March 31, 2018, it is not possible to determine the outcome of this matter, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.

The Company is disputing the imposition of $1.1 million in fines levied by the Brazilian customs authorities. These fines relate to the Company’s alleged failure to comply with certain deadlines under the temporary regime pursuant to which it imports helicopters into Brazil. In order to dispute such fines and pursue its legal remedies within the judicial system, the Company deposited certain amounts at issue as security into an escrow account with the presiding judge in the matters who controls the release of such funds pending the outcome. The Company believes its documentation evidences its timely compliance with the relevant deadlines. As such, the Company plans to defend these claims vigorously. At March 31, 2018, it is not possible to determine the outcome of these matters, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
The Company is disputing fines of $0.3 million sought by taxing authorities in Brazil following the final adjudication to disallow certain tax credits applied by the Company to offset certain social tax liabilities.  The fine is calculated as 50% of the incremental tax liability resulting from the disallowance of the tax credits and has been applied without taking into account the circumstances relating to the disallowance of such tax credits.  The constitutionality of such fines is under review by the Supreme Court in Brazil.  There are a number of cases in which taxpayers have received favorable rulings due to the lack of constitutionality of the law.  As such, the Company plans to defend this claim vigorously.  At March 31, 2018, it is not possible to determine the outcome, but the Company does not expect that it would have a material adverse impact on its business, financial position or results of operations.
The Company is disputing contingent fees of $0.6 million sought by its former tax consultant that have been calculated based on unrealized tax savings attributed to the consultant’s suggested tax strategies. The Company contends that fees are due only upon realized tax savings. At March 31, 2018, it is not possible to determine the outcome of these matters, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
In the normal course of business, the Company may become involved in various employment-related litigation matters.   At March 31, 2018, it is not possible to determine the outcome of several of these claims wherein an aggregate of $0.2 million above the Company’s established accrual is being sought.  The Company does not expect that the outcome with respect to such claims would have a material adverse effect on its business, financial position or results of operations.
The Company is also disputing claims from the Brazilian tax authorities with respect to federal customs taxes levied upon the helicopters leased by the Company and imported into Brazil under a temporary regime and subject to reexport. In order to dispute such assessments and pursue its available legal remedies within the judicial system, the Company deposited the amounts at issue as security into an escrow account that serves as security and with the presiding judge in the matters controlling the release of such funds. The Company believes that, based on its interpretation of tax legislation and well established aviation industry practice, it is not required to pay such taxes and plans to defend these claims vigorously. At March 31, 2018, it is not possible to determine the outcome of this matter, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
As it relates to the specific cases referred to above, the Company currently anticipates that any administrative fine or penalty ultimately would not have a material effect on its financial position or results of operations. The Company has deposited $9.8 million into escrow accounts controlled by the court with respect to certain of the cases described above and has fully reserved such amounts subject to final determination and the judicial release of such escrow deposits. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intentions and experience.
Other. On November 21, 2016, the Company filed a lawsuit in the District Court of Dallas County, Texas against Airbus Helicopters, Inc. and Airbus Helicopters S.A.S. (collectively, “Airbus”) alleging breaches of various contracts between us, fraudulent inducement and unjust enrichment in connection with the sale by Airbus of H225 model helicopters to the Company. On October 26, 2017, the Company added claims against Airbus for fraud and negligent misrepresentation, and on December 28, 2017, the Company amended its complaint to seek damages attributable to the impact of Airbus’ unlawful acts on the value of an H225 that the Company purchased from another helicopter operator. The Company seeks compensation for monetary damages in an amount to be determined. The Company cannot predict the ultimate outcome of the litigation.
From time to time, the Company is involved in various legal actions incidental to its business, including actions relating to employee claims, actions relating to medical malpractice claims, various tax issues, grievance hearings before labor regulatory agencies, and miscellaneous third party tort actions. The outcome of these proceedings is not predictable. However, based on current circumstances, the Company does not believe that the ultimate resolution of these proceedings, after considering available defenses and any insurance coverage or indemnification rights, will have a material adverse effect on its financial position, results of operations or cash flows.

9.	EARNINGS (LOSS) PER COMMON SHARE
Basic earnings per common share of the Company are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings per common share of the Company are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the if-converted method and/or treasury method. Dilutive securities for this purpose assume all common shares have been issued and outstanding during the relevant periods pursuant to the exercise of outstanding stock options.
Computations of basic and diluted earnings per common share of the Company for the three months ended March 31, 2018 and 2017 were as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2018	2017
Net loss attributable to Era Group Inc.	$(1,194)	$(5,620)
Net income attributable to participating securities	—	—
Net loss attributable to fully vested common stock	$(1,194)	$(5,620)
Shares:
Weighted average common shares outstanding - basic	21,003,777	20,509,463
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method(1)	—	—
Weighted average common shares outstanding - diluted	21,003,777	20,509,463
Loss per common share, basic and diluted	$(0.06)	$(0.27)
____________________

(1)
Excludes weighted average common shares of 235,900 and 284,546 for the three months ended March 31, 2018 and 2017, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.

10.	REVENUES
The Company derives its revenues primarily from oil and gas flight services, emergency response services and leasing activities. Revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
The following table presents the Company’s operating revenues disaggregated by geographical region in which services are provided:

	Three Months Ended March 31,
	2018	2017
Operating revenues:
United States	$39,133	$33,967
Foreign	15,617	17,167
Total operating revenues	$54,750	$51,134
The following table presents the Company’s revenues earned by service line:

	Three Months Ended March 31,
	2018	2017
Revenues:
Oil and gas flight services:
U.S.	$36,536	$30,287
International	15,617	17,167
Total oil and gas	52,153	47,454
Emergency response services	2,597	3,680
Total operating revenues	$54,750	$51,134
Dry-leasing revenues:
U.S.	571	234
International	2,001	3,159
Total revenues	$57,322	$54,527
The Company determines revenue recognition by applying the following steps:

1.	Identify the contract with a customer;

2.	Identify the performance obligations in the contract;

3.	Determine the transaction price;

4.	Allocate the transaction price to the performance obligations; and

5.	Recognize revenue as the performance obligations are satisfied.
The Company earns the majority of its revenue through master service agreements or subscription agreements, which typically include a fixed monthly or daily fee, incremental fees based on hours flown and fees for ancillary items such as fuel, security, charter services, etc. The Company’s arrangements to serve its customers represent a promise to stand-ready to provide services the Company has at the customer’s discretion.
The Company recognizes revenue for flight services and emergency response services with the passing of each day as the Company has the right to consideration from its customers in an amount that corresponds directly with the value to the customer of performance completed to date. Therefore, the Company has elected to exercise the right to invoice practical expedient in its adoption of ASC 606. The right to invoice represents a method for recognizing revenue over time using the output measure of “value to the customer” which is an objective measure of an entity’s performance in a contract. The Company typically invoices customers on a monthly basis for revenues earned during the prior month, with payment terms of 30 days. The Company’s customer arrangements do not contain any significant financing component for customers. Amounts for taxes collected from customers and remitted to governmental authorities are reported on a net basis.
Practical Expedients and Exemptions
The Company does not incur any material incremental costs to obtain or fulfill customer contracts that require capitalization under the new revenue standard and has elected the practical expedient afforded by the new revenue standard to expense such costs as incurred upon adoption. These costs are included as operating expenses in the consolidated statements of operations.
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed.

11.	RELATED PARTY TRANSACTIONS
The Company leases office space from SEACOR Holdings Inc. (“SEACOR”) whose CEO is Chairman of our board. During each of the three months ended March 31, 2018 and 2017, the Company incurred $0.1 million in rent and utilities. Such costs are included in administrative and general expense in the condensed consolidated statements of operations.
The Company purchased products from its Dart Holding Company Ltd. (“Dart”) joint venture totaling $0.7 million and $0.1 million during the three months ended March 31, 2018 and 2017, respectively. The Company also has a note receivable from Dart which had balances of $2.7 million and $2.8 million as of March 31, 2018 and December 31, 2017, respectively. Purchases from Dart are included in operating expenses on the consolidated statements of income, and the note receivable is included in equity investments and advances on the consolidated balance sheets.
During the three months ended March 31, 2018 and 2017, the Company incurred fees of $0.1 million and $0.2 million, respectively, for simulator services from its Era Training Center, LLC (“ETC”) joint venture, and during each of the three months ended March 31, 2018 and 2017, the Company provided helicopter, management and other services to ETC of less than $0.1 million. Revenues from ETC are recorded in operating revenues, and expenses incurred are recorded in operating expenses on the consolidated statements of operations. The Company also has a note receivable from ETC which had a balance of $3.8 million and $3.7 million as of March 31, 2018 and December 31, 2017, respectively, which is recorded in equity investments and advances on the consolidated balance sheets.

12.	SHARE-BASED COMPENSATION
Restricted Stock Awards. The number of shares and weighted average grant price of restricted stock awards during the three months ended March 31, 2018 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested as of December 31, 2017	382,873	$12.68
Restricted stock awards granted:
Non-employee directors	37,272	$9.66
Employees	269,099	$9.66
Vested	(195,827)	$14.20
Non-vested as of March 31, 2018	493,417	$10.20
The total fair value of shares vested during the three months ended March 31, 2018 and 2017, determined using the closing price on the grant date, was $2.8 million and $4.1 million, respectively.
Stock Options. The Company did not grant any stock options during the three months ended March 31, 2018.
Employee Stock Purchase Plan (“ESPP”). During the three months ended March 31, 2018, the Company issued 63,438 shares under the ESPP. As of March 31, 2018, 273,325 shares remain available for issuance under the ESPP.
Total share-based compensation expense, which includes stock options, restricted stock and the ESPP, was $0.8 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively.

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

Supplemental Condensed Consolidating Balance Sheet as of March 31, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$14,195	$—	$2,358	$—	$16,553
Receivables:
Trade, operating, net of allowance for doubtful accounts of $1,058	—	28,008	6,439	—	34,447
Trade, dry-leasing	—	4,253	—	—	4,253
Tax receivable	1	—	3,465	—	3,466
Other	—	2,997	1,171	—	4,168
Inventories, net	—	20,437	393	—	20,830
Deferred income taxes	21,136	—	—	(21,136)	—
Prepaid expenses	677	1,929	198	—	2,804
Total current assets	36,009	57,624	14,024	(21,136)	86,521
Property and equipment	—	932,951	16,113	—	949,064
Accumulated depreciation	—	(294,628)	(2,713)	—	(297,341)
Property and equipment, net	—	638,323	13,400	—	651,723
Equity investments and advances	—	30,445	—	—	30,445
Investments in consolidated subsidiaries	167,177	—	—	(167,177)	—
Intangible assets	—	—	1,118	—	1,118
Intercompany receivables	408,068	—	—	(408,068)	—
Other assets	1,688	3,040	70	—	4,798
Total assets	$612,942	$729,432	$28,612	$(596,381)	$774,605
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$871	$7,778	$2,435	$—	$11,084
Accrued wages and benefits	—	4,859	1,671	—	6,530
Accrued interest	3,485	—	—	—	3,485
Accrued income taxes	—	24	22	—	46
Accrued other taxes	—	1,375	481	—	1,856
Accrued contingencies	—	—	892	—	892
Current portion of long-term debt	—	1,524	772	—	2,296
Other current liabilities	2,536	600	30	—	3,166
Total current liabilities	6,892	16,160	6,303	—	29,355
Long-term debt	160,439	27,564	467	—	188,470
Deferred income taxes	—	125,751	1,250	(21,136)	105,865
Intercompany payables	—	358,320	49,748	(408,068)	—
Other liabilities	—	1,590	6	—	1,596
Total liabilities	167,331	529,385	57,774	(429,204)	325,286
Redeemable noncontrolling interest	—	4	3,599	—	3,603
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,688,959 outstanding, exclusive of treasury shares	219	—	—	—	219
Additional paid-in capital	445,174	100,306	4,562	(104,868)	445,174
Retained earnings	3,169	99,632	(37,323)	(62,309)	3,169
Treasury shares, at cost, 215,141 shares	(2,951)	—	—	—	(2,951)
Accumulated other comprehensive income, net of tax	—	105	—	—	105
Total equity	445,611	200,043	(32,761)	(167,177)	445,716
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$612,942	$729,432	$28,612	$(596,381)	$774,605

Supplemental Condensed Consolidating Balance Sheet as of December 31, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$10,800	$—	$2,783	$—	$13,583
Receivables:
Trade, operating, net of allowance for doubtful accounts of $1,196	—	27,968	5,872	—	33,840
Trade, dry-leasing	—	5,124	—	—	5,124
Tax receivables	—	—	2,829	—	2,829
Other	—	1,126	497	—	1,623
Inventories, net	—	20,746	366	—	21,112
Prepaid expenses	349	721	133	—	1,203
Escrow deposits	—	3,250	—	—	3,250
Total current assets	11,149	58,935	12,480	—	82,564
Property and equipment	—	956,918	16,024	—	972,942
Accumulated depreciation	—	(296,573)	(2,455)	—	(299,028)
Net property and equipment	—	660,345	13,569	—	673,914
Equity investments and advances	—	30,056	—	—	30,056
Investments in consolidated subsidiaries	161,350	—	—	(161,350)	—
Intangible assets	—	—	1,122	—	1,122
Deferred income taxes	19,600	—	—	(19,600)	—
Intercompany receivables	426,806	—	—	(426,806)	—
Other assets	1,011	3,370	60	—	4,441
Total assets	$619,916	$752,706	$27,231	$(607,756)	$792,097
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$638	$13,655	$2,128	$—	$16,421
Accrued wages and benefits	—	6,804	1,460	—	8,264
Accrued interest	549	57	—	—	606
Accrued income taxes	—	24	4	—	28
Current portion of long-term debt	—	1,663	1,073	—	2,736
Accrued other taxes	18	1,192	600	—	1,810
Accrued contingencies	—	—	859	—	859
Other current liabilities	848	835	37	—	1,720
Total current liabilities	2,053	24,230	6,161	—	32,444
Long-term debt	172,292	27,979	1,903	—	202,174
Deferred income taxes	—	124,948	1,250	(19,600)	106,598
Intercompany payables	—	381,660	45,146	(426,806)	—
Other liabilities	—	1,435	(1)	—	1,434
Total liabilities	174,345	560,252	54,459	(446,406)	342,650
Redeemable noncontrolling interest	—	4	3,762	—	3,766
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,319,150 shares outstanding, exclusive of treasury shares	215	—	—	—	215
Additional paid-in capital	443,944	100,306	4,562	(104,868)	443,944
Retained earnings	4,363	92,034	(35,552)	(56,482)	4,363
Treasury shares, at cost, 215,141 shares	(2,951)	—	—	—	(2,951)
Accumulated other comprehensive income, net of tax	—	110	—	—	110
Total equity	445,571	192,450	(30,990)	(161,350)	445,681
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$619,916	$752,706	$27,231	$(607,756)	$792,097

Supplemental Condensed Consolidating Statements of Operations for the Three Months Ended March 31, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$49,832	$14,467	$(6,977)	$57,322
Costs and expenses:
Operating	—	29,770	14,867	(6,977)	37,660
Administrative and general	4,313	6,373	1,385	—	12,071
Depreciation	—	10,094	260	—	10,354
Total costs and expenses	4,313	46,237	16,512	(6,977)	60,085
Gains on asset dispositions, net	—	4,414	—	—	4,414
Operating income (loss)	(4,313)	8,009	(2,045)	—	1,651
Other income (expense):
Interest income	4	96	46	—	146
Interest expense	(4,303)	(182)	(91)	—	(4,576)
Foreign currency gains (losses), net	55	30	(11)	—	74
Gain on debt extinguishment	—	—	175	—	175
Other, net	—	—	(8)	—	(8)
Total other income (expense)	(4,244)	(56)	111	—	(4,189)
Income (loss) before income taxes and equity earnings	(8,557)	7,953	(1,934)	—	(2,538)
Income tax expense (benefit)	(1,536)	798	—	—	(738)
Income (loss) before equity earnings	(7,021)	7,155	(1,934)	—	(1,800)
Equity earnings, net of tax	—	443	—	—	443
Equity in earnings (losses) of subsidiaries	5,827	—	—	(5,827)	—
Net income (loss)	(1,194)	7,598	(1,934)	(5,827)	(1,357)
Net loss attributable to noncontrolling interest in subsidiary	—	—	163	—	163
Net income (loss) attributable to Era Group Inc.	$(1,194)	$7,598	$(1,771)	$(5,827)	$(1,194)

Supplemental Condensed Consolidating Statements of Operations for the Three Months Ended March 31, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$48,033	$15,400	$(8,906)	$54,527
Costs and expenses:
Operating	—	29,113	17,550	(8,906)	37,757
Administrative and general	1,865	7,038	1,478	—	10,381
Depreciation	—	11,320	234	—	11,554
Total costs and expenses	1,865	47,471	19,262	(8,906)	59,692
Gains on asset dispositions, net	—	109	—	—	109
Operating income (loss)	(1,865)	671	(3,862)	—	(5,056)
Other income (expense):
Interest income	21	111	118	—	250
Interest expense	(3,241)	(298)	(50)	—	(3,589)
Foreign currency gains (losses), net	25	8	(5)	—	28
Gain on debt extinguishment	—	—	—	—	—
Other, net	—	—	12	—	12
Total other income (expense)	(3,195)	(179)	75	—	(3,299)
Income (loss) before income taxes and equity earnings	(5,060)	492	(3,787)	—	(8,355)
Income tax benefit	(1,876)	(16)	(211)	—	(2,103)
Income (loss) before equity earnings	(3,184)	508	(3,576)	—	(6,252)
Equity earnings, net of tax	—	465	—	—	465
Equity in earnings (losses) of subsidiaries	(2,436)	—	—	2,436	—
Net income (loss)	(5,620)	973	(3,576)	2,436	(5,787)
Net loss attributable to noncontrolling interest in subsidiary	—	—	167	—	167
Net income (loss) attributable to Era Group Inc.	$(5,620)	$973	$(3,409)	$2,436	$(5,620)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended March 31, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(1,194)	$7,598	$(1,934)	$(5,827)	$(1,357)
Other comprehensive loss:
Foreign currency translation adjustments	—	(5)	—	—	(5)
Income tax benefit	—	—	—	—	—
Total other comprehensive loss	—	(5)	—	—	(5)
Comprehensive income (loss)	(1,194)	7,593	(1,934)	(5,827)	(1,362)
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	—	163	—	163
Comprehensive income (loss) attributable to Era Group Inc.	$(1,194)	$7,593	$(1,771)	$(5,827)	$(1,199)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended March 31, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(5,620)	$973	$(3,576)	$2,436	$(5,787)
Other comprehensive loss:
Foreign currency translation adjustments	—	(2)	—	—	(2)
Income tax benefit	—	—	—	—	—
Total other comprehensive loss	—	(2)	—	—	(2)
Comprehensive income (loss)	(5,620)	971	(3,576)	2,436	(5,789)
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	—	167	—	167
Comprehensive income (loss) attributable to Era Group Inc.	$(5,620)	$971	$(3,409)	$2,436	$(5,622)

Supplemental Condensed Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$3,387	$(5,761)	$1,344	$—	$(1,030)
Cash flows from investing activities:
Purchases of property and equipment	—	(3,746)	(38)	—	(3,784)
Proceeds from disposition of property and equipment	—	19,497	—	—	19,497
Investments in and advances to equity method investees	—	—	—	—	—
Principal payments on notes due from equity investees	—	54	—	—	54
Principal payments on third party notes receivable	—	76	—	—	76
Net cash used in investing activities	—	15,881	(38)	—	15,843
Cash flows from financing activities:
Payments on long-term debt	—	(554)	(1,705)	(12,000)	(14,259)
Proceeds from issuance of long-term debt	—	—	—	—	—
Proceeds from Revolving Credit Facility	—	—	—	—	—
Revolving Credit Facility issuance costs	—	—	—	(1,295)	(1,295)
Extinguishment of long-term debt	—	—	—	—	—
Proceeds from share award plans	—	—	—	484	484
Purchase of treasury shares	—	—	—	—	—
Tax expense on vested restricted stock	—	—	—	—	—
Borrowings and repayments of intercompany debt	—	(12,811)	—	12,811	—
Net cash used in financing activities	—	(13,365)	(1,705)	—	(15,070)
Effects of exchange rate changes on cash and cash equivalents	8	(5)	(26)	—	(23)
Net increase (decrease) in cash and cash equivalents	3,395	(3,250)	(425)	—	(280)
Cash, cash equivalents and restricted cash, beginning of period	10,800	3,250	2,783	—	16,833
Cash, cash equivalents and restricted cash, end of period	$14,195	$—	$2,358	$—	$16,553

Supplemental Condensed Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(639)	$4,718	$174	$—	$4,253
Cash flows from investing activities:
Purchases of property and equipment	—	(971)	(34)	—	(1,005)
Proceeds from disposition of property and equipment	—	126	—	—	126
Return of helicopter deposit	—	(114)	—	—	(114)
Principal payments on notes due from equity investees	—	185	—	—	185
Principal payments on third party notes receivable	—	56	—	—	56
Net cash provided by (used in) investing activities	—	(718)	(34)	—	(752)
Cash flows from financing activities:
Payments on long-term debt	—	(415)	(166)	(6,000)	(6,581)
Proceeds from Revolving Credit Facility	—	—	—	2,000	2,000
Extinguishment of long-term debt	—	—	—	—	—
Proceeds from share award plans	—	—	—	463	463
Purchase of treasury shares	—	—	—	(51)	(51)
Borrowings and repayments of intercompany debt	—	(3,588)	—	3,588	—
Net cash used in financing activities	—	(4,003)	(166)	—	(4,169)
Effects of exchange rate changes on cash and cash equivalents	—	3	54	—	57
Net increase (decrease) in cash and cash equivalents	(639)	—	28	—	(611)
Cash, cash equivalents and restricted cash, beginning of period	25,474	3,777	1,476	—	30,727
Cash, cash equivalents and restricted cash, end of period	$24,835	$3,777	$1,504	$—	$30,116

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017, included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2017.
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

reporting described herein and in its Annual Report on Form 10-K for the year ended December 31, 2017;

•	the possibility of labor problems;

•	the attraction and retention of qualified personnel;

•	restrictions on the amount of foreign ownership of the Company’s common stock; and

•	various other matters and factors, many of which are beyond the Company’s control.
It is not possible to predict or identify all such factors. Consequently, the foregoing should not be considered a complete discussion of all potential risks or uncertainties. The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this Quarterly Report on Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s businesses, particularly those discussed in greater detail elsewhere herein and in Part I, Item 1A, “Risk Factors” of Era Group’s Annual Report on Form 10-K for the year ended December 31, 2017 and Era Group’s subsequent Quarterly Reports on Form 10-Q and periodic reporting on Form 8-K (if any).
Overview
We are one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the U.S., which is our primary area of operations. Our helicopters are primarily used to transport personnel to, from and between offshore oil and gas production platforms, drilling rigs and other installations. In addition to serving the oil and gas industry, we provide emergency response services and utility services, among other activities. We also provide helicopters and related services to third-party helicopter operators. We currently have customers in the U.S., Argentina, Brazil, Colombia, the Dominican Republic and India.
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
Certain of our operations are subject to seasonal factors. Operations in the U.S. Gulf of Mexico are often at their highest levels from April to September, as daylight hours increase, and are at their lowest levels from November to February, as daylight hours decrease. Our Alaskan operations also see an increase during May to September, as our firefighting activities occur during this time and daylight hours are significantly longer.
Recent Developments
Sale of Alaska Flightseeing Assets
On February 23, 2018, the Company sold all of its flightseeing assets in Alaska, which consisted of eight single engine helicopters, two operating facilities, and related property and equipment, for $10.0 million. As a result, the Company will not conduct flightseeing operations in 2018.

Results of Operations

	Three Months Ended March 31,
	2018		2017
	(in thousands)%		(in thousands)%
Revenues:
United States	$39,704	69	$34,201	63
Foreign	17,618	31	20,326	37
Total revenues	57,322	100	54,527	100
Costs and Expenses:
Operating:
Personnel	14,134	25	15,414	28
Repairs and maintenance	10,761	19	10,091	18
Insurance and loss reserves	1,307	2	1,108	2
Fuel	3,671	6	2,829	5
Leased-in equipment	285	1	299	1
Other	7,502	13	8,016	15
Total operating expenses	37,660	66	37,757	69
Administrative and general	12,071	21	10,381	19
Depreciation and amortization	10,354	18	11,554	21
Total costs and expenses	60,085	105	59,692	109
Gains on asset dispositions, net	4,414	8	109	—
Operating income (loss)	1,651	3	(5,056)	(9)
Other income (expense):
Interest income	146	—	250	—
Interest expense	(4,576)	(7)	(3,589)	(6)
Foreign currency gains, net	74	—	28	—
Gain on debt extinguishment	175	—	—	—
Other, net	(8)	—	12	—
Total other income (expense)	(4,189)	(7)	(3,299)	(6)
Loss before income taxes and equity earnings	(2,538)	(4)	(8,355)	(15)
Income tax benefit	(738)	(1)	(2,103)	(4)
Loss before equity earnings	(1,800)	(3)	(6,252)	(11)
Equity earnings, net of tax	443	1	465	1
Net loss	(1,357)	(2)	(5,787)	(10)
Net loss attributable to noncontrolling interest in subsidiary	163	—	167	—
Net loss attributable to Era Group Inc.	$(1,194)	(2)	$(5,620)	(10)

Revenues by Service Line. The table below sets forth the revenues earned by service line for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018		2017
	(in thousands)%		(in thousands)%
Revenues:
Oil and gas: (1)
U.S.	$36,536	64	$30,287	56
International	15,617	27	17,167	31
Total oil and gas	52,153	91	47,454	87
Dry-leasing (2)	2,572	4	3,393	6
Emergency response services(3)	2,597	5	3,680	7
	$57,322	100	$54,527	100
____________________

(1)	Primarily oil and gas activities, but also includes revenues from utility services, such as firefighting, and VIP transport.

(2)	Includes property rental income of approximately $0.1 million that was previously included in emergency response services and oil and gas service lines.

(3)	Includes search and rescue and air medical services.

Current Quarter compared to Prior Year Quarter
Operating Revenues. Operating revenues were $2.8 million higher in the three months ended March 31, 2018 (the “Current Quarter”) compared to the three months ended March 31, 2017 (the “Prior Year Quarter”).
Operating revenues from U.S. oil and gas operations were $6.2 million higher in the Current Quarter. Operating revenues from heavy and medium helicopters were $3.6 million and $3.2 million higher, respectively, primarily due to higher utilization. Operating revenues from single engine and light twin helicopters were $0.5 million and $0.1 million lower, respectively, primarily due to lower utilization.
Operating revenues from international oil and gas operations were $1.6 million lower in the Current Quarter. Operating revenues in Brazil and Suriname decreased by $1.1 million and $0.6 million, respectively, primarily due to lower utilization. These decreases were partially offset by an increase of $0.2 million in Colombia primarily due to higher utilization.
Operating revenues from emergency response services were $1.1 million lower in the Current Quarter primarily due to the end of air medical contracts.
Revenues from dry-leasing activities were $0.8 million lower primarily due to contracts that have ended since the Prior Year Quarter.
Operating Expenses. Operating expenses were $0.1 million lower in the Current Quarter. Personnel costs were $1.3 million lower primarily due to a reduction in headcount. Other operating expenses were $0.5 million lower primarily due to the reversal of a previously reserved deposit following a favorable decision on a Brazilian customs dispute during the Current Quarter. Fuel expense was $0.8 million higher primarily due to an increase in the average fuel price and increased flight hours. Repairs and maintenance expenses were $0.7 million higher primarily due to increases of $1.5 million related to the timing of repairs and $0.2 million resulting from a net decrease in vendor credits, partially offset by a $1.1 million decrease in power-by-the-hour (“PBH”) expense. The decrease in PBH expense was primarily due to the recognition of credits in the Current Quarter related to the removal of helicopters from PBH programs following their sale. Insurance and loss reserves were $0.2 million higher primarily due to the recognition of a good experience credit in the Prior Year Quarter.
Administrative and General. Administrative and general expenses were $1.7 million higher in the Current Quarter primarily due to a $2.9 million increase in professional services fees. This increase was partially offset by a $0.9 million decrease in personnel expenses primarily due to a reduction in headcount and changes in senior management and a $0.2 million decrease in other general and administrative expenses.
Depreciation and Amortization. Depreciation and amortization expense was $1.2 million lower in the Current Quarter primarily due to lower depreciation on our H225 helicopters following their impairment subsequent to the Prior Year Quarter.
Gains (Losses) on Asset Dispositions, Net. During the Current Quarter, the Company sold its flightseeing assets in Alaska (which consisted of eight single engine helicopters, two operating facilities, and related property and equipment), two additional single engine helicopters, two light twin helicopters and other equipment for proceeds of $19.5 million, resulting in net gains of $4.4 million. In the Prior Year Quarter, we sold non-aircraft assets for gains of $0.1 million.
Operating Income (Loss). Operating income as a percentage of revenues was 3% in the Current Quarter compared to operating loss as a percentage of revenues of 9% in the Prior Year Quarter. The increase in operating income as a percentage of revenues in the Current Quarter was primarily due to gains on asset dispositions as described above.
Interest Expense. Interest expense was $1.0 million higher in the Current Quarter primarily due to the capitalization of interest in the Prior Year Quarter and the write-off of $0.4 million of deferred debt issuance costs related to the amendment of the Company’s Amended and Restated Senior Secured Revolving Credit Facility in the Current Quarter.
Income Tax Benefit. Income tax benefit was $1.4 million lower in the Current Quarter primarily due to a lower pre-tax loss and a lower effective tax rate following changes in U.S. tax legislation.

Fleet Count
The following shows details of our helicopter fleet as of March 31, 2018.

	Owned	Leased-in	Total	Max. Pass.(1)	Cruise Speed (mph)	Approx. Range (miles)	Average Age(2) (years)
Heavy:
S92	4	—	4	19	175	620	2
H225	9	—	9	19	162	582	8
AW189	4	—	4	16	173	490	2
	17	—	17

Medium:
AW139	36	—	36	12	173	426	8
S76 C+/C++	5	—	5	12	161	348	11
B212	6	—	6	11	115	299	39
	47	—	47

Light—twin engine:
A109	7	—	7	7	161	405	12
EC135	13	2	15	7	138	288	10
BK117	—	2	2	9	150	336	N/A
BO105	3	—	3	4	138	276	28
	23	4	27

Light—single engine:
A119	13	—	13	7	161	270	11
AS350	17	—	17	5	138	361	20
	30	—	30
Total Fleet	117	4	121				12
____________________

(1)	In typical configuration for our operations.

(2)	Reflects the average age of helicopters that are owned by us.
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
As of March 31, 2018, we had unfunded capital commitments of $87.1 million, consisting primarily of agreements to purchase helicopters, including three AW189 heavy helicopters and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered in 2019. Delivery dates for the AW169 helicopters have yet to be determined. Of these commitments, $11.5 million are payable in 2018, with the remaining commitments payable through 2019, and $88.4 million of the commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability to us other than aggregate liquidated damages of $2.2 million. In addition, we had outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery in 2019 and 2020.
If we do not exercise our rights to cancel these capital commitments, we expect to finance the remaining acquisition costs for these helicopters through a combination of cash on hand, cash provided by operating activities, asset sales and borrowings under our Revolving Credit Facility.

Summary of Cash Flows

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$(1,030)	$4,253
Investing activities	15,843	(752)
Financing activities	(15,070)	(4,169)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(23)	57
Net increase (decrease) in cash, cash equivalents and restricted cash	$(280)	$(611)
Operating Activities
Cash flows provided by operating activities decreased by $5.3 million in the Current Quarter compared to the Prior Year Quarter. The components of cash flows provided by operating activities during the Current Quarter and Prior Year Quarter were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Operating income before depreciation, gains on asset dispositions and impairment, net	$7,591	$6,389
Changes in operating assets and liabilities before interest and income taxes	(9,181)	(3,177)
Interest paid, net of capitalized interest of $97 and $432 in 2018 and 2017, respectively	(983)	(413)
Income taxes refunded (paid)	—	—
Other	1,543	1,454
Total cash flows provided by (used in) operating activities	$(1,030)	$4,253
Operating income before depreciation and gains on asset dispositions, net was $1.2 million higher in the Current Quarter compared to the Prior Year Quarter primarily due to an increase in operating revenues of $2.8 million, partially offset by an increase in administrative and general expenses of $1.7 million. See “Results of Operations” above for an explanation of the primary causes of these variances.
During the Current Quarter, changes in operating assets and liabilities before interest and income taxes used cash flows of $9.2 million primarily due to a decrease in accounts payables and an increase in prepaid expenses and other receivables. During the Prior Year Quarter, changes in operating assets and liabilities before interest and income taxes used cash flows of $3.2 million primarily due to an increase in receivables and a decrease in accrued wages and benefits.
Interest paid, net of capitalized interest, was $0.6 million higher primarily due to the capitalization of interest on certain pending helicopter deliveries during the Prior Year Quarter.
Net non-cash expenses increased by $0.1 million compared to the Prior Year Quarter primarily due to non-cash penalty and interest expenses, partially offset by a decrease in equity award amortization.
Investing Activities
During the Current Quarter, net cash provided by investing activities was $15.8 million primarily as follows:

•	Proceeds from the disposition of property and equipment were $19.5 million.

•	Capital expenditures were $3.8 million, which consisted primarily of helicopter acquisitions, spare helicopter parts and capitalized interest.

•	Net principal payments received from equity investees and third parties were $0.1 million.
During the Prior Year Quarter, net cash used in investing activities was $0.8 million primarily as follows:

•	Capital expenditures were $1.0 million, which consisted primarily of spare helicopter parts and capitalized interest.

•	Net principal payments received from equity investees and third parties were $0.2 million.

•	Proceeds from the disposition of property and equipment were $0.1 million.

•	Investments in and advances to equity method investees were $0.1 million.
Financing Activities
During the Current Quarter, net cash used in financing activities was $15.1 million primarily as follows:

•	Principal payments on long-term debt, including our Revolving Credit Facility, were $14.3 million.

•	Long-term debt issuance costs were $1.3 million incurred in connection with the amendment of the Revolving Credit Facility

•	Proceeds from share award plans were $0.5 million
During the Prior Year Quarter, net cash used in financing activities was $4.2 million primarily as follows:

•	Principal payments on long-term debt, including our Revolving Credit Facility, were $6.6 million.

•	Proceeds from additional borrowings under our Revolving Credit Facility were $2.0 million.

•	Proceeds from share award plans were $0.5 million.
Revolving Credit Facility
As of March 31, 2018, our Revolving Credit Facility provided us with the ability to borrow up to $125.0 million, with a sub-limit of up to $50.0 million for letters of credit. The Revolving Credit Facility includes an “accordion” feature which, if exercised and subject to agreement by the lenders and the satisfaction of certain conditions, will increase total commitments by up to $50.0 million. Our availability under the Revolving Credit Facility may be limited by certain maintenance covenants specified under the Revolving Credit Facility. As of March 31, 2018, $27.0 million was outstanding under the Revolving Credit Facility, and based on our operating results through March 31, 2018, we have the ability to borrow an additional $96.7 million under the Revolving Credit Facility.
Senior Notes
On December 7, 2012, we completed an offering of $200.0 million aggregate principal amount of our 7.750% Senior Notes due December 15, 2022. Interest on the notes is payable semi-annually in arrears on June 15th and December 15th of each year. From time to time, we may opportunistically repurchase our 7.750% Senior Notes in open market or privately negotiated transactions on terms we believe to be favorable. As of March 31, 2018, $144.8 million in aggregate principal amount of the 7.750% Senior Notes remains outstanding. We may also redeem the 7.750% Senior Notes at any time and from time to time at a premium as specified in the indenture governing the 7.750% Senior Notes.
Promissory Notes
In December 2010, we entered into two promissory notes to purchase a heavy and a medium helicopter. We refinanced the notes upon their maturity in December 2015. The notes bear interest at the one-month LIBOR rate plus 181 basis points and require monthly principal and interest payments of $0.2 million with final payments totaling $16.8 million due in December 2020.
Aeróleo Debt
During the three months ended March 31, 2017, we settled certain tax disputes in Brazil totaling $0.2 million. As of March 31, 2018 and December 31, 2017, we had installments totaling $1.2 million and $3.0 million, respectively, that were due to applicable taxing authorities. Such amounts bear interest at a rate equal to the overnight rate as published by the Central Bank of Brazil.
For additional information about our long-term debt, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Amended and Restated Senior Secured Revolving Credit Facility”, “-7.750% Senior Notes”, “-Promissory Notes”, and “-Aeróleo Debt” contained in our Annual Report on Form 10-K for the year ended December 31, 2017.
Short and Long-Term Liquidity Requirements
We anticipate that we will generate positive cash flows from operating activities and that these cash flows will be adequate to meet our working capital requirements. During the three months ended March 31, 2018, our cash used in operating activities was $1.0 million. To support our capital expenditure program and/or other liquidity requirements, we may use any combination of operating cash flow, cash balances or proceeds from sales of assets, issue debt or equity, or borrowings under our Revolving Credit Facility.

Our availability of long-term liquidity is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, debt service, capital expenditures and a reasonable return on investment. Management will continue to closely monitor our liquidity and the credit markets.
Off-Balance Sheet Arrangements
On occasion, we and our partners will guarantee certain obligations on behalf of our joint ventures. As of March 31, 2018, we had no such guarantees in place. As of March 31, 2018, we had standby letters of credit totaling $1.3 million.
Contingencies
Brazilian Tax Disputes
We are disputing assessments of approximately $7.2 million in taxes, penalties and interest levied by the municipal authorities of Rio de Janeiro (for the period between 2000 to 2005) and Macaé (for the period between 2001 to 2006) (collectively, the “Municipal Assessments”). We believe that, based on our interpretation of tax legislation supported by clarifying guidance provided by the Supreme Court of Brazil with respect to the issue in a 2006 ruling, we are in compliance with all applicable tax legislation, have paid all applicable taxes, penalties and interest and plan to defend these claims vigorously at the administrative levels in each jurisdiction. In the event the Municipal Assessments are upheld at the last administrative level, it may be necessary for us to deposit the amounts at issue as security to pursue further appeals. In 2015, we received a final, unfavorable ruling with respect to a similar assessment levied by the Rio de Janeiro State Treasury for the periods between 1994 to 1998 (the “1998 Assessments”). The 1998 Assessments were upheld without taking into consideration the benefit of the clarifying guidance issued by the Supreme Court following the assertion of the claims. The final adjudication of the 1998 Assessments requires payment of amounts that are within the established accruals, will be paid in multiple installments over time and are not expected to have a material effect on our financial position or results of operations. At March 31, 2018, it is not possible to determine the outcome of the Municipal Assessments, but we do not expect that the outcome would have a material effect on our business, financial position or results of operations. In addition, it is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for any subsequent periods.
We are disputing responsibility for $3.0 million of employer social security contributions required to have been remitted by one of our customers relating to the period from 1995 to 1998. Although we may be deemed co-responsible for such remittances under the local regulatory regime, the customer’s payments to us against presented invoices were made net of the specific remittances required to have been made by the customer and at issue in the claim. As such, we plan to defend this claim vigorously. At March 31, 2018, it is not possible to determine the outcome of this matter, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
We are disputing certain penalties that are being assessed by the State of Rio de Janeiro in respect of our alleged failure to submit accurate documentation and to fully comply with filing requirements with respect to certain value-added taxes.  We elected to make payment of $0.2 million in installments over time to satisfy a portion of these penalties.  Upon confirming with the asserting authority that the originally proposed penalties of $1.6 million with respect to the balance of the assessments were calculated based on amounts containing a typographical error, the aggregate penalties that remain in dispute total $0.5 million. At March 31, 2018, it is not possible to determine the outcome of this matter, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
We are disputing the imposition of $1.1 million in fines levied by the Brazilian customs authorities. These fines relate to our alleged failure to comply with certain deadlines under the temporary regime pursuant to which we import helicopters into Brazil. In order to dispute such fines and pursue our legal remedies within the judicial system, we deposited certain amounts at issue as security into an escrow account with the presiding judge in the matters who controls the release of such funds pending the outcome. We believe our documentation evidences our timely compliance with the relevant deadlines. As such, we plan to defend this case vigorously. At March 31, 2018, it is not possible to determine the outcome of these matters, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
We are disputing fines of $0.3 million sought by taxing authorities in Brazil following the final adjudication to disallow certain tax credits we applied to offset certain social tax liabilities.  The fine is calculated as 50% of the incremental tax liability resulting from the disallowance of the tax credits and has been applied without taking into account the circumstances relating to the disallowance of such tax credits.  The constitutionality of such fines is under review by the Supreme Court in Brazil.  There are a number of cases in which taxpayers have received favorable rulings due to the lack of constitutionality of the law.  As such, we plan to defend this claim vigorously.  At March 31, 2018, it is not possible to determine the outcome, but we do not expect that it would have a material adverse impact on our business, financial position or results of operations.
We are disputing contingent fees of $0.6 million sought by our former tax consultant that have been calculated based on unrealized tax savings attributed to the consultant’s suggested tax strategies. Our contention is that fees are due only upon realized tax savings. At March 31, 2018, it is not possible to determine the outcome of these matters, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.

In the normal course of business, we become involved in various employment-related litigation matters.   At March 31, 2018, it is not possible to determine the outcome of several of these claims wherein an aggregate of $0.2 million above our established accrual is being sought from us.  We do not expect that the outcome with respect to such claims would have a material adverse effect on our business, financial position or results of operations.
We are also disputing claims from the Brazilian tax authorities with respect to federal customs taxes levied upon the helicopters imported into Brazil under a temporary regime and subject to re-export. In order to dispute such assessments and pursue our available legal remedies within the judicial system, we deposited the amounts at issue as security into an escrow account with the presiding judge in the matter controlling the release of such funds. We believe that, based on our interpretation of tax legislation and well established aviation industry practice, we are not required to pay such taxes and plan to defend this claim vigorously. At March 31, 2018, it is not possible to determine the outcome of this matter, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
In the normal course of our business, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. In addition, from time to time, we are involved in tax and other disputes with various government agencies. Management has used estimates in determining our potential exposure to these matters and has recorded reserves in our financial statements related thereto as appropriate. It is possible that a change in our estimates related to these exposures could occur, but we do not expect such changes in estimated costs would have a material effect on our business, consolidated financial position or results of operations. As it relates to the specific cases referred to above, we currently anticipate that any administrative fine or penalty ultimately would not have a material effect on our business, financial position or results of operations. We have deposited $9.8 million into escrow accounts controlled by the court with respect to certain of the cases described above and have fully reserved such amounts subject to final determination and the judicial release of such escrow deposits. These estimates are based on our assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intentions and experience.
Airbus Lawsuit
On November 21, 2016, we filed a lawsuit in the District Court of Dallas County, Texas against Airbus Helicopters, Inc. and Airbus Helicopters S.A.S. (collectively, “Airbus”) alleging breaches of various contracts between us, fraudulent inducement and unjust enrichment in connection with the Airbus marketing and sale of H225 model helicopters to us. On October 26, 2017, we added claims against Airbus for fraud and negligent misrepresentation, and on December 28, 2017, we amended our complaint to seek damages attributable to the impact of Airbus’ unlawful acts on the value of an H225 that we purchased from another helicopter operator.  We seek compensation for our monetary damages in an amount to be determined.  We cannot predict the ultimate outcome of the litigation, and we may spend significant resources pursuing our legal remedies against Airbus.
For additional information about our contractual obligations and commercial commitments, refer to “Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments” contained in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes since such date.
Critical Accounting Policies
The preparation of our financial statements is in conformity with U.S. generally accepted accounting principles (“GAAP”). In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, whereas, in other circumstances, GAAP requires us to make estimates, judgments and assumptions that we believe are reasonable based upon information available. We base our estimates and judgments on historical experience, professional advice and various other sources that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. In addition to the policies discussed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017, the following involves a high degree of judgment and complexity.
Revenue recognition. We have elected to exercise the right to invoice practical expedient in our adoption of ASC 606. We recognize revenue for flight services and emergency response services with the passing of each day as we have the right to consideration from our customers in an amount that corresponds directly with the value to our customer of our performance completed to date. The right to invoice represents a method for recognizing revenue over time using the output measure of “value to the customer” which is an objective measure of an entity’s performance in a contract. We typically invoice our customers on a monthly basis for revenues earned during the prior month with payment terms of 30 days. Our customer arrangements do not contain any significant financing component for our customers.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For additional information about our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2017. There has been no material change in our exposure to market risk during the Current Quarter, except as described below.
As of March 31, 2018, we had non-U.S. dollar denominated capital purchase commitments of €70.6 million ($87.1 million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. dollar equivalent of the non-hedged purchase commitment by $8.7 million. As of March 31, 2018, our Brazilian subsidiary maintained a non-U.S. dollar denominated working capital balance of R$7.2 million ($2.2 million). An adverse change of 10% in the underlying foreign currency exchange rate would reduce our working capital balance by $0.2 million.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2018. Based on their evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, as of March 31, 2018 solely because of the existence of the material weaknesses in internal controls over financial reporting described below.
Material Weaknesses in Internal Control Over Financial Reporting
In connection with our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, management determined that review controls over the accrual of interest relating to tax installment agreements entered into by Aeróleo, our subsidiary in Brazil, were not designed effectively to ensure the accuracy of the accrual of variable interest.
While this deficiency in controls did not result in a material misstatement of our 2017 consolidated financial statements, we determined this deficiency represents a material weakness in internal control over financial reporting as of December 31, 2017 and resulted in the correction of errors in our fourth quarter 2017 financial results prior to publication of the results. As noted below, this material weakness was remedied in the first quarter of 2018.
Management also identified a material weakness in the third and fourth quarters of 2017 related to the design and operation of controls over preparation and review of the Company’s calculation of its tax provisions (income and other).
Remediation Process
In order to remediate the material weaknesses in internal control related to our subsidiary in Brazil, management implemented additional controls. These new controls include validation of monthly interest accruals on tax installments including review of the terms of any new installment arrangements. The implementation of the additional controls were completed by the end of first quarter 2018. Accordingly, management concluded this material weakness was remediated as of March 31, 2018.
Management is in the process of remediating the material weakness related to the design and operation of controls over the preparation and review of the Company’s tax provision calculation by enhancing the precision of the review and reconciliation controls over each significant component of the income tax and other tax accrual processes. These controls have been implemented in the first quarter of 2018; however management is continuing to implement further controls and assess the effectiveness of the new controls, therefore remediation is ongoing.
Changes in Internal Controls Over Financial Reporting
Other than as noted above with respect to the above remedied existing material weaknesses, during the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.     RISK FACTORS
For additional information about our risk factors, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to this Item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the three months ended March 31, 2018:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	—	$—	—	$22,934,076
February 1, 2018 - February 28, 2018	—	$—	—	$22,934,076
March 1, 2018 - March 31, 2018	—	$—	—	$22,934,076

ITEM 6.	EXHIBITS

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Era Group Inc. (Registrant)

DATE:	May 1, 2018	By:	/s/ Jennifer D. Whalen
Jennifer D. Whalen, Senior Vice President, Chief Financial Officer