Form 10-Q
period 2018-06-30
ERA GROUP INC.
filed 2018-08-07
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018              or

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
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of August 3, 2018 was 21,688,376. The Registrant has no other class of common stock outstanding.

ERA GROUP INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ERA GROUP INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents (including $1,565 and $1,699 from VIEs in 2018 and 2017, respectively)	$15,057	$13,583
Receivables:
Trade, operating, net of allowance for doubtful accounts of $903 and $1,196 in 2018 and 2017, respectively (including $5,562 and $5,854 from VIEs in 2018 and 2017, respectively)	35,346	33,840
Trade, dry-leasing	3,940	5,124
Tax receivables (including $3,206 and $2,828 from VIEs in 2018 and 2017, respectively)	3,206	2,829
Other (including $51 and $257 from VIEs in 2018 and 2017, respectively)	1,451	1,623
Inventories, net (including $54 and $39 from VIEs in 2018 and 2017, respectively)	20,864	21,112
Prepaid expenses (including $96 and $40 from VIEs in 2018 and 2017, respectively)	2,548	1,203
Escrow deposits	—	3,250
Total current assets	82,412	82,564
Property and equipment (including $2,427 and $1,951 from VIEs in 2018 and 2017, respectively)	923,249	972,942
Accumulated depreciation (including $467 and $487 from VIEs in 2018 and 2017, respectively)	(305,745)	(299,028)
Property and equipment, net	617,504	673,914
Equity investments and advances	30,982	30,056
Intangible assets	1,115	1,122
Other assets (including $83 and $61 from VIEs in 2018 and 2017, respectively)	18,680	4,441
Total assets	$750,693	$792,097
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (including $1,830 and $1,807 from VIEs in 2018 and 2017, respectively)	$17,246	$16,421
Accrued wages and benefits (including $1,487 and $1,397 from VIEs in 2018 and 2017, respectively)	7,516	8,264
Accrued interest	545	606
Accrued income taxes	40	28
Accrued other taxes (including $372 and $600 from VIEs in 2018 and 2017, respectively)	1,965	1,810
Accrued contingencies (including $946 and $858 from VIEs in 2018 and 2017, respectively)	946	859
Current portion of long-term debt (including $594 and $1,073 from VIEs in 2018 and 2017, respectively)	2,257	2,736
Other current liabilities (including $0 and $8 from VIEs in 2018 and 2017, respectively)	3,224	1,720
Total current liabilities	33,739	32,444
Long-term debt (including $49 and $1,903 from VIEs in 2018 and 2017, respectively)	172,787	202,174
Deferred income taxes	103,303	106,598
Other liabilities	1,350	1,434
Total liabilities	311,179	342,650
Commitments and contingencies (see Note 8)
Redeemable noncontrolling interest	3,466	3,766
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,688,376 and 21,319,150 outstanding in 2018 and 2017, respectively, exclusive of treasury shares	219	215
Additional paid-in capital	445,885	443,944
Retained earnings (accumulated deficit)	(7,210)	4,363
Treasury shares, at cost; 215,141 shares in 2018 and 2017	(2,951)	(2,951)
Accumulated other comprehensive income, net of tax	105	110
Total equity	436,048	445,681
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$750,693	$792,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Operating revenues	$54,472	$51,189	$109,221	$102,324
Dry-leasing revenues	3,256	6,689	5,829	10,081
Total revenues	57,728	57,878	115,050	112,405
Costs and expenses:
Operating	40,332	41,335	77,992	79,092
Administrative and general	14,806	9,902	26,877	20,283
Depreciation and amortization	10,116	11,978	20,470	23,532
Total costs and expenses	65,254	63,215	125,339	122,907
Gains (losses) on asset dispositions, net	(1,997)	5,061	2,417	5,170
Operating loss	(9,523)	(276)	(7,872)	(5,332)
Other income (expense):
Interest income	346	185	492	435
Interest expense	(3,521)	(3,934)	(8,097)	(7,523)
Foreign currency losses, net	(1,075)	(136)	(1,001)	(108)
Gain on debt extinguishment	—	—	175	—
Other, net	14	(8)	6	4
Total other income (expense)	(4,236)	(3,893)	(8,425)	(7,192)
Loss before income taxes and equity earnings	(13,759)	(4,169)	(16,297)	(12,524)
Income tax benefit	(2,574)	(726)	(3,312)	(2,829)
Loss before equity earnings	(11,185)	(3,443)	(12,985)	(9,695)
Equity earnings, net of tax	669	371	1,112	836
Net loss	(10,516)	(3,072)	(11,873)	(8,859)
Net loss attributable to noncontrolling interest in subsidiary	137	285	300	452
Net loss attributable to Era Group Inc.	$(10,379)	$(2,787)	$(11,573)	$(8,407)

Loss per common share, basic and diluted	$(0.49)	$(0.13)	$(0.55)	$(0.41)

Weighted average common shares outstanding, basic and diluted	21,199,280	20,789,537	21,199,688	20,650,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(10,516)	$(3,072)	$(11,873)	$(8,859)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(5)	(2)
Total other comprehensive loss	—	—	(5)	(2)
Comprehensive loss	(10,516)	(3,072)	(11,878)	(8,861)
Comprehensive loss attributable to noncontrolling interest in subsidiary	137	285	300	452
Comprehensive loss attributable to Era Group Inc.	$(10,379)	$(2,787)	$(11,578)	$(8,409)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE NONCONTROLLING INTEREST AND EQUITY (unaudited, in thousands)

		Era Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Equity
December 31, 2017	$3,766	$215	$443,944	$4,363	$(2,951)	$110	$445,681
Issuance of common stock:
Restricted stock grants	—	3	(3)	—	—	—	—
Employee Stock Purchase Plan	—	1	483	—	—	—	484
Share award amortization	—	—	1,461	—	—	—	1,461
Net loss	—	—	—	(11,873)	—	—	(11,873)
Net loss attributable to redeemable noncontrolling interest	(300)	—	—	300	—	—	300
Currency translation adjustments, net of tax		—	—	—	—	(5)	(5)
June 30, 2018	$3,466	$219	$445,885	$(7,210)	$(2,951)	$105	$436,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(11,873)	$(8,859)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,470	23,532
Share-based compensation	1,461	2,629
Bad debt expense, net	(25)	44
Interest income	(248)	—
Non-cash penalty and interest expenses	607	—
Gains on asset dispositions, net	(2,417)	(5,170)
Debt discount amortization	124	115
Amortization of deferred financing costs	938	565
Foreign currency losses, net	1,010	58
Gain on debt extinguishment, net	(175)	—
Deferred income tax benefit	(3,299)	(2,747)
Equity earnings, net of tax	(1,112)	(836)
Changes in operating assets and liabilities:
Increase in receivables	(963)	(302)
(Increase) decrease in prepaid expenses and other assets	(1,295)	681
Increase in accounts payable, accrued expenses and other liabilities	1,935	3,664
Net cash provided by operating activities	5,138	13,374
Cash flows from investing activities:
Purchases of property and equipment	(5,958)	(12,524)
Proceeds from disposition of property and equipment	29,497	5,689
Investments in and advances to equity investees	—	(126)
Principal payments on notes due from equity investees	186	375
Principal payments on third party notes receivable	571	94
Net cash provided by (used in) investing activities	24,296	(6,492)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	—	9,000
Long-term debt issuance costs	(1,295)	—
Payments on long-term debt	(30,012)	(18,162)
Proceeds from share award plans	484	463
Purchase of treasury shares	—	(51)
Net cash used in financing activities	(30,823)	(8,750)
Effects of exchange rate changes on cash and cash equivalents	(387)	19
Net decrease in cash, cash equivalents and restricted cash	(1,776)	(1,849)
Cash, cash equivalents and restricted cash, beginning of period	16,833	30,727
Cash, cash equivalents and restricted cash, end of period	$15,057	$28,878
Supplemental cash flow information:
Cash paid for interest	$7,268	$7,295
Interest capitalized during the period	$97	$451
Interest, net of amounts capitalized	$7,171	$6,844
Cash paid for income taxes	—	173

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICY
The condensed consolidated financial statements include the accounts of Era Group Inc. and its consolidated subsidiaries. Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the “Company” refers to Era Group Inc. and its consolidated subsidiaries, and any reference to “Era Group” refers to Era Group Inc. without its subsidiaries. The condensed consolidated financial information for the three and six months ended June 30, 2018 and 2017 has been prepared by the Company and has not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of June 30, 2018, its results of operations for the three and six months ended June 30, 2018 and 2017, its comprehensive income for the three and six months ended June 30, 2018 and 2017, its changes in equity for the six months ended June 30, 2018, and its cash flows for the six months ended June 30, 2018 and 2017. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
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
Supplemental Cash Flow Information. The following table sets forth the Company’s reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Cash Flows (in thousands):

	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Cash and cash equivalents	$15,057	$13,583	$28,878	$26,950
Restricted cash (1)	—	3,250	—	3,777
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$15,057	$16,833	$28,878	$30,727
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
Trade Receivables. Customers are primarily international, independent and major integrated exploration, development and production companies, international helicopter operators and the U.S. government. Customers are typically granted credit on a short-term basis, and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates. Actual results could differ from those estimates, and those differences may be material.

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
New Accounting Standards - Not Yet Adopted. In February 2016, the FASB issued ASU No. 2016-02, “Leases” (ASU No. 2016-02), which establishes comprehensive accounting and financial reporting requirements for leasing arrangements.  This ASU supersedes the existing requirements in FASB ASC Topic 840, “Leases,” and requires lessees to recognize substantially all lease assets and lease liabilities on the balance sheet.  The provisions of ASU No. 2016-02 also modify the definition of a lease and outline requirements for recognition, measurement, presentation and disclosure of leasing arrangements by both lessees and lessors.  The ASU is effective for interim and annual periods beginning after December 15, 2018, and early adoption of the standard is permitted.  Entities are required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply the provisions of ASU No. 2016-02 to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements.  In January 2018, ASU No. 2016-02 was amended by the provisions of ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842.” In July 2018 the ASU No. 2016-02 was further amended by the provisions of ASU No. 2018-11, “Targeted Improvements “to Topic 842 whereby the board decided to provide alternate transition method by allowing entities to initially apply the new leases standard at the adoption date (such as January 1, 2019, for calendar year-end public business entities) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption consistent with preparers’ requests. We plan to adopt ASU No. 2016-02, as amended, effective January 1, 2019, and continue to evaluate the ASU to determine the impact of adoption on our consolidated financial statements and disclosures, accounting policies and systems, business processes, and internal controls. The Company also continues to monitor proposals issued by the FASB to clarify the ASU and certain industry implementation issues. The Company has identified the relevant lease contracts and the review and evaluation of these is substantially complete. While the

Company’s evaluation of ASU No. 2016-02 and related implementation activities are ongoing, the Company expects the adoption of the ASU to have a material impact on its consolidated financial statements and disclosures.

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
As of June 30, 2018 and December 31, 2017, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis.
The estimated fair values of the Company’s other financial assets and liabilities as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2018
LIABILITIES
Long-term debt, including current portion	$175,044	$—	$174,682	$—

December 31, 2017
LIABILITIES
Long-term debt, including current portion	$204,910	$—	$203,938	$—
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
Prior to the change in the U.S. tax code at the end of 2017, the Company, periodically, entered into Qualified Exchange Accommodation Agreements with third parties to meet the like-kind exchange requirements of Section 1031 of the Internal Revenue Code1986, as amended (the “Code”) and the provisions of Revenue Procedure 2000-37. In accordance with these provisions, the Company was permitted to deposit proceeds from the sale of assets into escrow accounts for the purpose of acquiring other assets and qualifying for the temporary deferral of taxable gains realized. Consequently, the Company established escrow accounts with financial institutions for the deposit of funds received on sales of equipment, which were designated for replacement property within a specified period of time. As of December 31, 2017, the Company had $3.3 million deposited in a like-kind exchange escrow account. During the six months ended June 30, 2018, the Company used $2.8 million of the balance to make a final payment on a S92 heavy helicopter which completed the like-kind exchange transaction, and the remaining $0.5 million was returned to the Company.

4.	ACQUISITIONS AND DISPOSITIONS
Capital Expenditures. During the six months ended June 30, 2018, capital expenditures were $6.0 million and consisted primarily of helicopter acquisitions, spare helicopter parts and leasehold improvements. During the six months ended June 30, 2018 and 2017, the Company capitalized interest of $0.1 million and $0.5 million, respectively. As of June 30, 2018 and December 31, 2017, construction in progress, which is a component of property and equipment, included capitalized interest of $0.7 million and $1.9 million, respectively. A summary of changes to the Company’s operating helicopter fleet is as follows:

Equipment Additions - During the six months ended June 30, 2018, the Company placed one S92 heavy helicopter into service. During the six months ended June 30, 2017, the Company placed two AW189 heavy helicopters and one S92 helicopter into service. The Company places helicopters in service once completion work has been finalized and the helicopters are ready for use.
Equipment Dispositions - During the six months ended June 30, 2018, the Company sold or otherwise disposed of twenty helicopters, two operating facilities, and related property and equipment for proceeds of $29.5 million and receivables of $14.3 million, payable over a two year period, resulting in gains of $2.4 million.

Included in the proceeds of $29.5 million was $1.2 million related to the sales-type leases of five H225 heavy helicopters, for which a $3.6 million loss was recognized at the lease commencement. As of June 30, 2018, the carrying amount of net investment in the lease was $14.5 million, net of the cash proceeds of $1.2 million and interest income earned of $0.2 million.

During the six months ended June 30, 2017, the Company sold or otherwise disposed of property and equipment for proceeds of $5.7 million and recognized gains of $5.2 million.

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
The Company’s condensed consolidated balance sheets at June 30, 2018 and December 31, 2017 include assets of Aeróleo totaling $11.6 million and $11.5 million, respectively. The distribution of these assets to Era Group and its subsidiaries other than Aeróleo is subject to restrictions. The Company’s condensed consolidated balance sheets at June 30, 2018 and December 31, 2017 include liabilities of Aeróleo of $5.3 million and $7.6 million, respectively. The creditors for such liabilities do not have recourse to Era Group or its subsidiaries other than Aeróleo.

6.	INCOME TAXES
During the three months ended June 30, 2018 and 2017, the Company recorded income tax benefit of $2.6 million and $0.7 million, respectively, resulting in effective tax rates of 18.7% and 17.4%, respectively. During the six months ended June 30, 2018 and 2017, the Company recorded income tax benefit of $3.3 million and $2.8 million, respectively, resulting in effective tax rates of 20.3% and 22.6%, respectively.
During the six months ended June 30, 2018 and 2017, there were no new uncertain tax positions identified. The Company’s 2015 and 2016 federal income tax returns are currently under examination by the Internal Revenue Service.
Amounts accrued for interest and penalties associated with unrecognized income tax benefits are included in other expense on the condensed consolidated statements of operations. As of June 30, 2018 and December 31, 2017, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $0.1 million.
As of June 30, 2018, the Company considers the accounting for the transition tax and other items to remain incomplete due to the forthcoming guidance and its ongoing analysis of its tax positions. As of June 30, 2018, the Company has not elected an accounting policy for the newly enacted global intangible low-taxed income (“GILTI”). Recent FASB guidance indicates that accounting for GILTI either as part of deferred taxes or as a period cost are both applicable methods. Once further information is gathered and interpretation and analysis of the tax legislation evolves, the Company will make an appropriate accounting election. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

7.	LONG-TERM DEBT
The Company’s borrowings as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018	December 31, 2017
7.750% Senior Notes (excluding unamortized discount)	$144,828	$144,828
Senior secured revolving credit facility	12,000	39,000
Promissory notes	20,811	21,642
Other	643	2,976
Total principal balance on borrowings	178,282	208,446
Portion due within one year	(2,257)	(2,736)
Unamortized debt issuance costs	(1,893)	(2,067)
Unamortized discount, net	(1,345)	(1,469)
Long-term debt	$172,787	$202,174
7.750% Senior Notes. On December 7, 2012, Era Group issued $200.0 million aggregate principal amount of its 7.750% senior unsecured notes due December 15, 2022 (the “7.750% Senior Notes”) and received net proceeds of $191.9 million. Interest on the 7.750% Senior Notes is payable semi-annually in arrears on June 15th and December 15th of each year.
Revolving Credit Facility. On March 31, 2014, Era Group entered into the amended and restated senior secured revolving credit facility (the “Amended and Restated Revolving Credit Facility”). On March 7, 2018, Era Group entered into a Consent and Amendment No. 4 to the Amended and Restated Senior Secured Revolving Credit Facility Agreement (the “Amendment No. 4” and the Amended and Restated Revolving Credit Facility, as amended by Amendment No. 4, is referred to herein as the “Revolving Credit Facility”) that, among other things, (a) reduced the aggregate principal amount of revolving loan commitments from $200.0 million to $125.0 million, (b) extended the agreement’s maturity until March 31, 2021, (c) revised the definition of EBITDA to permit an add-back for certain litigation expenses related to the H225 helicopters, and (d) adjusted the maintenance covenant requirements to maintain an interest coverage ratio of not less than 1.75:1.00 and a senior secured leverage ratio of not more than 3.25:1.00.
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
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at Era Group’s election, either a base rate or LIBOR, each as defined in the Revolving Credit Facility, plus an applicable margin. The applicable margin is based on the Company’s ratio of funded debt to EBITDA, as defined in the Revolving Credit Facility, and ranges from 1.25% to 2.50% on the base rate margin and 2.25% to 3.50% on the LIBOR margin and has increased by 50 basis points at each tier from the previous amendment. The applicable margin as of June 30, 2018 was 1.50% on the base rate margin and 2.50% on the LIBOR margin. In addition, the Company is required to pay a quarterly commitment fee based on the average unfunded portion of the committed amount at a rate based on the Company’s ratio of funded debt to EBITDA, as defined in the Revolving Credit Facility, that ranges from 0.375% to 0.500%. As of June 30, 2018, the commitment fee was 0.375%.
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
As of June 30, 2018, Era Group had $12.0 million of outstanding borrowings under the Revolving Credit Facility and issued letters of credit of $1.4 million. In connection with Amendment No. 4 entered into in 2018, the Company wrote off previously incurred debt issuance costs of $0.4 million and incurred additional debt issuance costs of $1.3 million. Such costs are included in other assets on the condensed consolidated balance sheets and are amortized to interest expense in the condensed consolidated statements of operations over the life of the Revolving Credit Facility.
Aeróleo Debt. During the six months ended June 30, 2018, the Company did not settle any tax disputes in Brazil. During the six months ended June 30, 2017, the Company settled certain tax disputes in Brazil totaling $0.2 million. Such amounts are included in other debt in the table above and bear interest at a rate equal to the overnight rate as published by the Central Bank of Brazil.
During 2017, the Company settled certain tax disputes in Brazil under the Tax Regularization Settlement Special Program (known as Programa Especial de Regularização Tributária or “PERT”) and has agreed to make installment payments on the amounts due to the applicable taxing authorities. The installments are payable in Brazilian reals and bear interest at a rate equal to the overnight rate as published by the Central Bank of Brazil and will be paid over the next 13 to 53 months as of June 30, 2018. Such amounts are included in other debt in the table above. During the six months ended June 30, 2018, the Company made payments, including scheduled payments, of $2.2 million.
Promissory Notes. During the six months ended June 30, 2018 and 2017, the Company made scheduled payments on other long-term debt of $0.8 million and $0.8 million, respectively. During the three months ended June 30, 2018, the Company amended the promissory notes to remove one helicopter and add two helicopters for a total of three helicopters providing cross-collateralization such that each helicopter now secures both promissory notes.

8.	COMMITMENTS AND CONTINGENCIES
Fleet. During the six months ended June 30, 2018, the Company canceled two helicopter purchase agreements and recognized $0.5 million of penalties on cancellation.
The Company’s unfunded capital commitments as of June 30, 2018 consisted primarily of agreements to purchase helicopters and totaled $82.4 million, of which $10.9 million is payable in 2018 with the balance payable through 2019. The Company also had $1.3 million of deposits paid on options not yet exercised. The Company may terminate $83.7 million of its total commitments, inclusive of deposits paid on options not yet exercised, without further liability other than liquidated damages of $2.1 million in the aggregate.
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
Brazilian Tax Disputes. The Company is disputing assessments of approximately $8.8 million in taxes, penalties and interest levied by the municipal authorities of Rio de Janeiro (for the period between 2000 to 2005) and Macaé (for the period between 2001 to 2006) (collectively, the “Municipal Assessments”). The Company believes that, based on its interpretation of tax legislation supported by clarifying guidance provided by the Supreme Court of Brazil with respect to the issue in a 2006 ruling, it is in compliance with all applicable tax legislation, has paid all applicable taxes, penalties and interest and plans to defend these claims vigorously at the administrative levels in each jurisdiction. In the event the Municipal Assessments are upheld at the last administrative level, it may be necessary for the Company to deposit the amounts at issue as security to pursue further appeals. In 2015, the Company received a final, unfavorable ruling with respect to a similar assessment levied by the Rio de Janeiro State Treasury for the periods between 1994 to 1998 (the “1998 Assessments”). The 1998 Assessments were upheld without taking into consideration the benefit of the clarifying guidance issued by the Supreme Court following the assertion of the claims. The final adjudication of the 1998 Assessments requires payment of amounts that are within the established accruals, will be paid in multiple installments over time and are not expected to have a material effect on the Company’s financial position or results of operations. At June 30, 2018, it is not possible to determine the outcome of the Municipal Assessments, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations. In addition, it is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for any subsequent periods.
The Company is disputing responsibility for $2.6 million of employer social security contributions required to have been remitted by one of its customers relating to the period from 1995 to 1998. Although the Company may be deemed co-responsible for such remittances under the local regulatory regime, the customer’s payments to the Company against presented invoices were made net of the specific remittances required to have been made by the customer and at issue in the claim. As such, the Company plans to defend this claim vigorously. At June 30, 2018, it is not possible to determine the outcome of this matter, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
The Company is disputing certain penalties that are being assessed by the State of Rio de Janeiro in respect of the Company’s alleged failure to submit accurate documentation and to fully comply with filing requirements with respect to certain value-added taxes.  The Company elected to make payment of $0.2 million in installments over time to satisfy a portion of these penalties.  Upon confirming with the asserting authority that the originally proposed penalties of $1.6 million with respect to the balance of the assessments were calculated based on amounts containing a typographical error, the aggregate penalties that remain in dispute total $0.4 million. At June 30, 2018, it is not possible to determine the outcome of this matter, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.

The Company is disputing the imposition of $0.2 million in fines levied by the Brazilian customs authorities. These fines relate to the Company’s alleged failure to comply with certain deadlines under the temporary regime pursuant to which it imports helicopters into Brazil. In order to dispute such fines and pursue its legal remedies within the judicial system, the Company deposited certain amounts at issue as security into an escrow account with the presiding judge in the matters who controls the release of such funds pending the outcome. The Company believes its documentation evidences its timely compliance with the relevant deadlines. As such, the Company plans to defend these claims vigorously. At June 30, 2018, it is not possible to determine the outcome of these matters, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
The Company is disputing fines of $0.3 million sought by taxing authorities in Brazil following the final adjudication to disallow certain tax credits applied by the Company to offset certain social tax liabilities.  The fine is calculated as 50% of the incremental tax liability resulting from the disallowance of the tax credits and has been applied without taking into account the circumstances relating to the disallowance of such tax credits.  The constitutionality of such fines is under review by the Supreme Court in Brazil.  There are a number of cases in which taxpayers have received favorable rulings due to the lack of constitutionality of the law.  As such, the Company plans to defend this claim vigorously.  At June 30, 2018, it is not possible to determine the outcome, but the Company does not expect that it would have a material adverse impact on its business, financial position or results of operations.
The Company is disputing contingent fees of $0.5 million sought by its former tax consultant that have been calculated based on unrealized tax savings attributed to the consultant’s suggested tax strategies. The Company contends that fees are due only upon realized tax savings. At June 30, 2018, it is not possible to determine the outcome of these matters, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
In the normal course of business, the Company may become involved in various employment-related litigation matters.   At June 30, 2018, it is not possible to determine the outcome of several of these claims wherein an aggregate of $0.2 million above the Company’s established accrual is being sought.  The Company does not expect that the outcome with respect to such claims would have a material adverse effect on its business, financial position or results of operations.
The Company is also disputing claims from the Brazilian tax authorities with respect to federal customs taxes levied upon the helicopters leased by the Company and imported into Brazil under a temporary regime and subject to reexport. In order to dispute such assessments and pursue its available legal remedies within the judicial system, the Company deposited the amounts at issue as security into an escrow account that serves as security and with the presiding judge in the matters controlling the release of such funds. The Company believes that, based on its interpretation of tax legislation and well established aviation industry practice, it is not required to pay such taxes and plans to defend these claims vigorously. At June 30, 2018, it is not possible to determine the outcome of this matter, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
As it relates to the specific cases referred to above, the Company currently anticipates that any administrative fine or penalty ultimately would not have a material effect on its financial position or results of operations. The Company has deposited $7.6 million into escrow accounts controlled by the court with respect to certain of the cases described above and has fully reserved such amounts subject to final determination and the judicial release of such escrow deposits. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intentions and experience.
Other. On November 21, 2016, the Company filed a lawsuit in the District Court of Dallas County, Texas against Airbus Helicopters, Inc. and Airbus Helicopters S.A.S. (collectively, “Airbus”) alleging breaches of various contracts between us, fraudulent inducement and unjust enrichment in connection with the sale by Airbus of H225 model helicopters to the Company. On October 26, 2017, the Company added claims against Airbus for fraud and negligent misrepresentation, and on December 28, 2017, the Company amended its complaint to seek damages attributable to the impact of Airbus’ unlawful acts on the value of a H225 that the Company purchased from another helicopter operator. The Company seeks compensation for monetary damages in an amount to be determined. Subsequent to June 30, 2018, the Company and Airbus agreed to settle the claims.
On July 3, 2018, the Company entered into a litigation settlement agreement (the “Settlement Agreement”) with Airbus to settle all claims made by the Company against Airbus related to Airbus' marketing and sale, and the Company's purchase, of eleven H225 model helicopters. Pursuant to the Settlement Agreement, Airbus has agreed to pay the Company $42.0 million in cash and provide it with certain trade account credits that the Company may use for up to five years. The Company has agreed to release Airbus from any and all liabilities, claims, counterclaims, demands, complaints, costs, losses and expenses relating to the action and to dismiss the action with prejudice without any party admitting fault.
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
Computations of basic and diluted earnings per common share of the Company for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss attributable to Era Group Inc.	$(10,379)	$(2,787)	$(11,573)	$(8,407)
Net income attributable to participating securities	—	—	—	—
Net loss attributable to fully vested common stock	$(10,379)	$(2,787)	$(11,573)	$(8,407)
Shares:
Weighted average common shares outstanding - basic	21,199,280	20,789,537	21,199,688	20,650,274
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method(1)	—	—	—	—
Weighted average common shares outstanding - diluted	21,199,280	20,789,537	21,199,688	20,650,274
Loss per common share, basic and diluted	$(0.49)	$(0.13)	$(0.55)	$(0.41)
____________________

(1)
Excludes weighted average common shares of 211,094 and 275,851 for the three months ended June 30, 2018 and 2017, respectively, and 223,497 and 280,199 for the six months ended June 30, 2018 and 2017, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.

10.	REVENUES
The Company derives its revenues primarily from oil and gas flight services, emergency response services and leasing activities. Revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
The following table presents the Company’s operating revenues disaggregated by geographical region in which services are provided:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating revenues:
United States	$40,312	$36,906	$79,444	$70,873
Foreign	14,160	14,283	29,777	31,451
Total operating revenues	$54,472	$51,189	$109,221	$102,324

The following table presents the Company’s revenues earned by service line:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Oil and gas flight services:
U.S.	$37,771	$32,061	$74,305	$62,347
International	14,160	14,283	29,777	31,451
Total oil and gas	51,931	46,344	104,082	93,798
Emergency response services	2,541	2,709	5,139	6,390
Flightseeing	—	2,136	—	2,136
Total operating revenues	$54,472	$51,189	$109,221	$102,324
Dry-leasing revenues:
U.S.	1,271	297	1,844	530
International	1,985	6,392	3,985	9,551
Total revenues	$57,728	$57,878	$115,050	$112,405
The Company determines revenue recognition by applying the following steps:

1.	Identify the contract with a customer;

2.	Identify the performance obligations in the contract;

3.	Determine the transaction price;

4.	Allocate the transaction price to the performance obligations; and

5.	Recognize revenue as the performance obligations are satisfied.
The Company earns the majority of its revenue through master service agreements or subscription agreements, which typically include a fixed monthly or daily fee, incremental fees based on hours flown and fees for ancillary items such as fuel, security, charter services, etc. The Company’s arrangements to serve its customers represent a promise to stand-ready to provide services at the customer’s discretion.
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
The Company leases office space from SEACOR Holdings Inc. (“SEACOR”) whose CEO is Chairman of the Company’s board of directors. During each of the three months ended June 30, 2018 and 2017, the Company incurred $0.1 million in rent and utilities, and during each of the six months ended June 30, 2018 and 2017, the Company incurred $0.2 million in rent and utilities. Such costs are included in administrative and general expense in the condensed consolidated statements of operations.
The Company purchased products and services from its Dart Holding Company Ltd. (“Dart”) joint venture totaling $0.6 million and $0.2 million during the three months ended June 30, 2018 and 2017, respectively. The Company purchased products from Dart totaling $1.3 million and $0.3 million during the six months ended June 30, 2018 and 2017, respectively. The Company also has a note receivable from Dart which had balances of $2.6 million and $2.8 million as of June 30, 2018 and December 31, 2017, respectively. Purchases from Dart are included in operating expenses on the consolidated statements of income, and the note receivable is included in equity investments and advances on the consolidated balance sheets.
During the three months ended June 30, 2018 and 2017, the Company incurred fees of less than $0.1 million and $0.1 million, respectively, for simulator services from its Era Training Center, LLC (“ETC”) joint venture, and during each of the three months ended June 30, 2018 and 2017, the Company provided helicopter, management and other services to ETC of less than $0.1 million. During the six months ended June 30, 2018 and 2017, the Company incurred fees of $0.1 million and $0.4 million, respectively, for simulator services from ETC, and during each of the six months ended June 30, 2018 and 2017 the Company provided helicopter, management and other services to ETC of $0.1 million. Revenues from ETC are recorded in operating revenues, and expenses incurred are recorded in operating expenses on the consolidated statements of operations. The Company also has a note receivable from ETC which had a balance of $3.7 million as of June 30, 2018 and December 31, 2017, which is recorded in equity investments and advances on the consolidated balance sheets.

12.	SHARE-BASED COMPENSATION
Restricted Stock Awards. The number of shares and weighted average grant price of restricted stock awards during the six months ended June 30, 2018 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested as of December 31, 2017	382,873	$12.68
Restricted stock awards granted:
Non-employee directors	37,272	$9.66
Employees	269,099	$9.66
Vested	(199,059)	$14.11
Forfeited	(500)	$9.66
Non-vested as of June 30, 2018	489,685	$10.21
The total fair value of shares vested during the six months ended June 30, 2018 and 2017, determined using the closing price on the grant date, was $2.8 million and $4.6 million, respectively.
Stock Options. The Company did not grant any stock options during the six months ended June 30, 2018.
Employee Stock Purchase Plan (“ESPP”). During the six months ended June 30, 2018, the Company issued 63,438 shares under the ESPP. As of June 30, 2018, 273,325 shares remain available for issuance under the ESPP.
Total share-based compensation expense, which includes stock options, restricted stock and the ESPP, was $1.5 million and $2.6 million for the six months ended June 30, 2018 and 2017, respectively.

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

Supplemental Condensed Consolidating Balance Sheet as of June 30, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$12,837	$—	$2,220	$—	$15,057
Receivables:
Trade, operating, net of allowance for doubtful accounts of $903	—	29,552	5,794	—	35,346
Trade, dry-leasing	—	3,940	—	—	3,940
Tax receivable	1	—	3,205	—	3,206
Other	—	1,002	449	—	1,451
Inventories, net	—	20,808	56	—	20,864
Prepaid expenses	698	1,610	240	—	2,548
Total current assets	13,536	56,912	11,964	—	82,412
Property and equipment	—	906,839	16,410	—	923,249
Accumulated depreciation	—	(302,649)	(3,096)	—	(305,745)
Property and equipment, net	—	604,190	13,314	—	617,504
Equity investments and advances	—	30,982	—	—	30,982
Investments in consolidated subsidiaries	167,751	—	—	(167,751)	—
Intangible assets	—	—	1,115	—	1,115
Deferred income taxes	22,456	—	—	(22,456)	—
Intercompany receivables	379,788	—	—	(379,788)	—
Other assets	1,543	17,055	82	—	18,680
Total assets	$585,074	$709,139	$26,475	$(569,995)	$750,693
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$183	$14,804	$2,259	$—	$17,246
Accrued wages and benefits	—	5,995	1,521	—	7,516
Accrued interest	480	65	—	—	545
Accrued income taxes	—	12	28	—	40
Accrued other taxes	—	1,593	372	—	1,965
Accrued contingencies	—	—	946	—	946
Current portion of long-term debt	—	1,663	594	—	2,257
Other current liabilities	2,876	327	21	—	3,224
Total current liabilities	3,539	24,459	5,741	—	33,739
Long-term debt	145,590	27,148	49	—	172,787
Deferred income taxes	—	124,509	1,250	(22,456)	103,303
Intercompany payables	—	329,056	50,732	(379,788)	—
Other liabilities	—	1,350	—	—	1,350
Total liabilities	149,129	506,522	57,772	(402,244)	311,179
Redeemable noncontrolling interest	—	3	3,463	—	3,466
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,688,959 outstanding, exclusive of treasury shares	219	—	—	—	219
Additional paid-in capital	445,885	100,306	4,562	(104,868)	445,885
Retained earnings (accumulated deficit)	(7,208)	102,203	(39,322)	(62,883)	(7,210)
Treasury shares, at cost, 215,141 shares	(2,951)	—	—	—	(2,951)
Accumulated other comprehensive income, net of tax		105	—	—	105
Total equity	435,945	202,614	(34,760)	(167,751)	436,048
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$585,074	$709,139	$26,475	$(569,995)	$750,693

Supplemental Condensed Consolidating Balance Sheet as of December 31, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$10,800	$—	$2,783	$—	$13,583
Receivables:
Trade, operating, net of allowance for doubtful accounts of $1,196	—	27,968	5,872	—	33,840
Trade, dry-leasing	—	5,124	—	—	5,124
Tax receivables	—	—	2,829	—	2,829
Other	—	1,126	497	—	1,623
Inventories, net	—	20,746	366	—	21,112
Prepaid expenses	349	721	133	—	1,203
Escrow deposits	—	3,250	—	—	3,250
Total current assets	11,149	58,935	12,480	—	82,564
Property and equipment	—	956,918	16,024	—	972,942
Accumulated depreciation	—	(296,573)	(2,455)	—	(299,028)
Net property and equipment	—	660,345	13,569	—	673,914
Equity investments and advances	—	30,056	—	—	30,056
Investments in consolidated subsidiaries	161,350	—	—	(161,350)	—
Intangible assets	—	—	1,122	—	1,122
Deferred income taxes	19,600	—	—	(19,600)	—
Intercompany receivables	426,806	—	—	(426,806)	—
Other assets	1,011	3,370	60	—	4,441
Total assets	$619,916	$752,706	$27,231	$(607,756)	$792,097
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$638	$13,655	$2,128	$—	$16,421
Accrued wages and benefits	—	6,804	1,460	—	8,264
Accrued interest	549	57	—	—	606
Accrued income taxes	—	24	4	—	28
Accrued other taxes	18	1,192	600	—	1,810
Accrued contingencies	—	—	859	—	859
Current portion of long-term debt	—	1,663	1,073	—	2,736
Other current liabilities	848	835	37	—	1,720
Total current liabilities	2,053	24,230	6,161	—	32,444
Long-term debt	172,292	27,979	1,903	—	202,174
Deferred income taxes	—	124,948	1,250	(19,600)	106,598
Intercompany payables	—	381,660	45,146	(426,806)	—
Other liabilities	—	1,435	(1)	—	1,434
Total liabilities	174,345	560,252	54,459	(446,406)	342,650
Redeemable noncontrolling interest	—	4	3,762	—	3,766
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,319,150 shares outstanding, exclusive of treasury shares	215	—	—	—	215
Additional paid-in capital	443,944	100,306	4,562	(104,868)	443,944
Retained earnings	4,363	92,034	(35,552)	(56,482)	4,363
Treasury shares, at cost, 215,141 shares	(2,951)	—	—	—	(2,951)
Accumulated other comprehensive income, net of tax	—	110	—	—	110
Total equity	445,571	192,450	(30,990)	(161,350)	445,681
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$619,916	$752,706	$27,231	$(607,756)	$792,097

Supplemental Condensed Consolidating Statements of Operations for the Three Months Ended June 30, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$50,049	$14,162	$(6,483)	$57,728
Costs and expenses:
Operating	—	32,659	14,156	(6,483)	40,332
Administrative and general	8,873	4,852	1,081	—	14,806
Depreciation	—	9,873	243	—	10,116
Total costs and expenses	8,873	47,384	15,480	(6,483)	65,254
Losses on asset dispositions, net	—	(1,997)	—	—	(1,997)
Operating loss	(8,873)	668	(1,318)	—	(9,523)
Other income (expense):
Interest income	5	334	7	—	346
Interest expense	(3,292)	(209)	(20)	—	(3,521)
Foreign currency losses, net	(111)	(155)	(809)	—	(1,075)
Other, net	—	10	4	—	14
Total other income (expense)	(3,398)	(20)	(818)	—	(4,236)
Loss before income taxes and equity earnings	(12,271)	648	(2,136)	—	(13,759)
Income tax expense (benefit)	(1,317)	(1,257)	—	—	(2,574)
Loss before equity earnings	(10,954)	1,905	(2,136)	—	(11,185)
Equity in earnings (losses) of subsidiaries	575	669	—	(575)	669
Net income (loss)	(10,379)	2,574	(2,136)	(575)	(10,516)
Net loss attributable to noncontrolling interest in subsidiary	—	—	137	—	137
Net income (loss) attributable to Era Group Inc.	$(10,379)	$2,574	$(1,999)	$(575)	$(10,379)

Supplemental Condensed Consolidating Statements of Operations for the Three Months Ended June 30, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Operating revenues	$—	$51,598	$14,003	$(7,723)	$57,878
Costs and expenses:
Operating	—	33,178	15,880	(7,723)	41,335
Administrative and general	1,110	7,304	1,488	—	9,902
Depreciation	—	11,727	251	—	11,978
Total costs and expenses	1,110	52,209	17,619	(7,723)	63,215
Gains on asset dispositions, net	—	5,061	—	—	5,061
Operating income (loss)	(1,110)	4,450	(3,616)	—	(276)
Other income (expense):
Interest income	28	107	50	—	185
Interest expense	(3,721)	(159)	(54)	—	(3,934)
Foreign currency gains (losses), net	129	160	(425)	—	(136)
Other, net	—	1	(9)	—	(8)
Total other income (expense)	(3,564)	109	(438)	—	(3,893)
Income (loss) before income taxes and equity earnings	(4,674)	4,559	(4,054)	—	(4,169)
Income tax expense (benefit)	(1,307)	10	571	—	(726)
Income (loss) before equity earnings	(3,367)	4,549	(4,625)	—	(3,443)
Equity earnings, net of tax	—	371	—	—	371
Equity in earnings (losses) of subsidiaries	580	—	—	(580)	—
Net income (loss)	(2,787)	4,920	(4,625)	(580)	(3,072)
Net loss attributable to noncontrolling interest in subsidiary	—	—	285	—	285
Net income (loss) attributable to Era Group Inc.	$(2,787)	$4,920	$(4,340)	$(580)	$(2,787)

Supplemental Condensed Consolidating Statements of Operations for the Six Months Ended June 30, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$99,881	$28,629	$(13,460)	$115,050
Costs and expenses:
Operating	—	62,429	29,023	(13,460)	77,992
Administrative and general	13,186	11,225	2,466	—	26,877
Depreciation	—	19,967	503	—	20,470
Total costs and expenses	13,186	93,621	31,992	(13,460)	125,339
Gains on asset dispositions, net	—	2,417	—	—	2,417
Operating income (loss)	(13,186)	8,677	(3,363)	—	(7,872)
Other income (expense):
Interest income	9	430	53	—	492
Interest expense	(7,595)	(391)	(111)	—	(8,097)
Foreign currency losses, net	(56)	(125)	(820)	—	(1,001)
Gain on debt extinguishment	—	—	175	—	175
Other, net	—	10	(4)	—	6
Total other income (expense)	(7,642)	(76)	(707)	—	(8,425)
Income (loss) before income taxes and equity earnings	(20,828)	8,601	(4,070)	—	(16,297)
Income tax expense (benefit)	(2,853)	(459)	—	—	(3,312)
Income (loss) before equity earnings	(17,975)	9,060	(4,070)	—	(12,985)
Equity in earnings (losses) of subsidiaries	6,402	1,112	—	(6,402)	1,112
Net income (loss)	(11,573)	10,172	(4,070)	(6,402)	(11,873)
Net loss attributable to noncontrolling interest in subsidiary	—	—	300	—	300
Net income (loss) attributable to Era Group Inc.	$(11,573)	$10,172	$(3,770)	$(6,402)	$(11,573)

Supplemental Condensed Consolidating Statements of Operations for the Six Months Ended June 30, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$99,631	$29,403	$(16,629)	$112,405
Costs and expenses:
Operating	—	62,291	33,430	(16,629)	79,092
Administrative and general	2,975	14,342	2,966	—	20,283
Depreciation	—	23,047	485	—	23,532
Total costs and expenses	2,975	99,680	36,881	(16,629)	122,907
Gains on asset dispositions, net	—	5,170	—	—	5,170
Operating income (loss)	(2,975)	5,121	(7,478)	—	(5,332)
Other income (expense):
Interest income	49	218	168	—	435
Interest expense	(6,962)	(457)	(104)	—	(7,523)
Foreign currency gains (losses), net	154	168	(430)	—	(108)
Other, net	—	1	3	—	4
Total other income (expense)	(6,759)	(70)	(363)	—	(7,192)
Income (loss) before income taxes and equity earnings	(9,734)	5,051	(7,841)	—	(12,524)
Income tax expense (benefit)	(3,183)	(6)	360	—	(2,829)
Income (loss) before equity earnings	(6,551)	5,057	(8,201)	—	(9,695)
Equity earnings, net of tax	—	836	—	—	836
Equity in earnings (losses) of subsidiaries	(1,856)	—	—	1,856	—
Net income (loss)	(8,407)	5,893	(8,201)	1,856	(8,859)
Net loss attributable to noncontrolling interest in subsidiary	—	—	452	—	452
Net income (loss) attributable to Era Group Inc.	$(8,407)	$5,893	$(7,749)	$1,856	$(8,407)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended June 30, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(10,379)	$2,574	$(2,136)	$(575)	$(10,516)
Comprehensive income (loss)	(10,379)	2,574	(2,136)	(575)	(10,516)
Comprehensive income attributable to noncontrolling interest in subsidiary	—	—	137	—	137
Comprehensive income (loss) attributable to Era Group Inc.	$(10,379)	$2,574	$(1,999)	$(575)	$(10,379)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended June 30, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(2,787)	$4,920	$(4,625)	$(580)	$(3,072)
Comprehensive income (loss)	(2,787)	4,920	(4,625)	(580)	(3,072)
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	—	285	—	285
Comprehensive income (loss) attributable to Era Group Inc.	$(2,787)	$4,920	$(4,340)	$(580)	$(2,787)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Six Months Ended June 30, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(11,573)	$10,172	$(4,070)	$(6,402)	$(11,873)
Other comprehensive loss:
Foreign currency translation adjustments	—	(5)	—	—	(5)
Total other comprehensive loss	—	(5)	—	—	(5)
Comprehensive income (loss)	(11,573)	10,167	(4,070)	(6,402)	(11,878)
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	—	300	—	300
Comprehensive income (loss) attributable to Era Group Inc.	$(11,573)	$10,167	$(3,770)	$(6,402)	$(11,578)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Six Months Ended June 30, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(8,407)	$5,893	$(8,201)	$1,856	$(8,859)
Other comprehensive loss:
Foreign currency translation adjustments	—	(2)	—	—	(2)
Total other comprehensive loss	—	(2)	—	—	(2)
Comprehensive income (loss)	(8,407)	5,891	(8,201)	1,856	(8,861)
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	—	452	—	452
Comprehensive income (loss) attributable to Era Group Inc.	$(8,407)	$5,891	$(7,749)	$1,856	$(8,409)

Supplemental Condensed Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by provided by operating activities	$2,037	$922	$2,179	$—	$5,138
Cash flows from investing activities:
Purchases of property and equipment	—	(5,779)	(179)	—	(5,958)
Proceeds from disposition of property and equipment	—	29,497	—	—	29,497
Principal payments on notes due from equity investees	—	186	—	—	186
Principal payments on third party notes receivable	—	571	—	—	571
Net cash used in investing activities	—	24,475	(179)	—	24,296
Cash flows from financing activities:
Long-term debt issuance costs	—	—	—	(1,295)	(1,295)
Payments on long-term debt	—	(831)	(2,181)	(27,000)	(30,012)
Proceeds from share award plans	—	—	—	484	484
Borrowings and repayments of intercompany debt	—	(27,811)	—	27,811	—
Net cash used in financing activities	—	(28,642)	(2,181)	—	(30,823)
Effects of exchange rate changes on cash and cash equivalents	—	(5)	(382)	—	(387)
Net increase (decrease) in cash and cash equivalents	2,037	(3,250)	(563)	—	(1,776)
Cash, cash equivalents and restricted cash, beginning of period	10,800	3,250	2,783	—	16,833
Cash, cash equivalents and restricted cash, end of period	$12,837	$—	$2,220	$—	$15,057

Supplemental Condensed Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$1,967	$11,086	$321	$—	$13,374
Cash flows from investing activities:
Purchases of property and equipment	—	(12,490)	(34)	—	(12,524)
Proceeds from disposition of property and equipment	—	5,689	—	—	5,689
Investments in and advances to equity investees	—	(126)	—	—	(126)
Principal payments on notes due from equity investees	—	375	—	—	375
Principal payments on third party notes receivable	—	94	—	—	94
Net cash provided by (used in) investing activities	—	(6,458)	(34)	—	(6,492)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	—	—	—	9,000	9,000
Payments on long-term debt	—	(832)	(330)	(17,000)	(18,162)
Proceeds from share award plans	—	—	—	463	463
Purchase of treasury shares	—	—	—	(51)	(51)
Borrowings and repayments of intercompany debt	—	(7,588)	—	16,588	9,000
Net cash used in financing activities	—	(8,420)	(330)	—	(8,750)
Effects of exchange rate changes on cash and cash equivalents	—	15	4	—	19
Net increase (decrease) in cash and cash equivalents	1,967	(3,777)	(39)	—	(1,849)
Cash, cash equivalents and restricted cash, beginning of period	25,474	3,777	1,476	—	30,727
Cash, cash equivalents and restricted cash, end of period	$27,441	$—	$1,437	$—	$28,878

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017, included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2017.
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

•	the impact of declines in the global economy and financial markets;

•	the impact of fluctuations in foreign currency exchange rates on the Company’s asset values and cost to purchase helicopters, spare parts and related services;

•	risks related to investing in new lines of service without realizing the expected benefits;

•	risks of engaging in competitive processes or expending significant resources for strategic opportunities, with no guaranty of recoupment;

•	the Company’s reliance on a small number of helicopter manufacturers and suppliers;

•	the Company’s ongoing need to replace aging helicopters;

•	the Company’s reliance on the secondary helicopter market to dispose of used helicopters and parts;

•	the Company’s reliance on information technology;

•	the impact of allocation of risk between the Company and its customers;

•	the liability, legal fees and costs in connection with providing emergency response services;

•	adverse weather conditions and seasonality;

•	risks associated with the Company’s debt structure;

•	the Company’s counterparty credit risk exposure;

•	the impact of operational and financial difficulties of the Company’s joint ventures and partners and the risks associated with identifying and securing joint venture partners when needed;

•	conflict with the other owners of the Company’s non-wholly owned subsidiaries and other equity investees;

•	adverse results of legal proceedings;

•	the incurrence of significant costs in connection with the Company’s pursuit of legal remedies;

•	risks associated with significant increases in fuel costs;

•	the Company’s ability to obtain insurance coverage and the adequacy and availability of such coverage;

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
Recent Developments
Airbus Settlement
On July 3, 2018, we entered into a settlement agreement (the “Settlement Agreement”) with Airbus Helicopters, Inc. and Airbus Helicopters, S.A.S. (together “Airbus”) to settle all claims made by us against Airbus related to Airbus' marketing and sale, and our purchase, of eleven H225 model helicopters. Pursuant to the Settlement Agreement, Airbus has agreed to pay us $42.0 million in cash and provide us with certain trade account credits that we may use for up to five years. We have agreed to release Airbus from any and all liabilities, claims, counterclaims, demands, complaints, costs, losses and expenses relating to the action and to dismiss the action with prejudice without any party admitting fault.
Sale of H225 Heavy Helicopters
During the three months ended June 30, 2018, we sold seven of our nine H225 helicopters, including five under sales-type leases, to another helicopter operator serving a different end market. As of June 30, 2018, we own two H225 helicopters, one located in the U.S. and one located in Norway.

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	(in thousands)%		(in thousands)%		(in thousands)%		(in thousands)%
Revenues:
United States	$41,583	72	$37,202	64	$81,287	71	$71,403	64
Foreign	16,145	28	20,676	36	33,763	29	41,002	36
Total revenues	57,728	100	57,878	100	115,050	100	112,405	100
Costs and Expenses:
Operating:
Personnel	13,647	24	15,685	27	27,781	24	31,099	28
Repairs and maintenance	14,541	25	13,922	24	25,302	22	24,013	20
Insurance and loss reserves	1,342	2	1,312	2	2,649	2	2,420	2
Fuel	3,690	6	2,832	5	7,361	6	5,661	5
Leased-in equipment	248	—	275	—	533	1	574	1
Other	6,864	12	7,309	13	14,366	12	15,325	14
Total operating expenses	40,332	69	41,335	71	77,992	67	79,092	70
Administrative and general	14,806	26	9,902	17	26,877	23	20,283	18
Depreciation and amortization	10,116	18	11,978	21	20,470	18	23,532	21
Total costs and expenses	65,254	113	63,215	109	125,339	108	122,907	109
Gains (losses) on asset dispositions, net	(1,997)	(3)	5,061	9	2,417	2	5,170	5
Operating loss	(9,523)	(16)	(276)	—	(7,872)	(7)	(5,332)	(5)
Other income (expense):
Interest income	346	1	185	—	492	—	435	—
Interest expense	(3,521)	(6)	(3,934)	(7)	(8,097)	(6)	(7,523)	(6)
Foreign currency losses, net	(1,075)	—	(136)	—	(1,001)	—	(108)	—
Gain on debt extinguishment	—	—	—	—	175	—	—	—
Other, net	14	—	(8)	—	6	—	4	—
Total other income (expense)	(4,236)	(5)	(3,893)	(7)	(8,425)	(6)	(7,192)	(6)
Loss before income taxes and equity earnings	(13,759)	(21)	(4,169)	(7)	(16,297)	(13)	(12,524)	(11)
Income tax benefit	(2,574)	(4)	(726)	(1)	(3,312)	(3)	(2,829)	(3)
Loss before equity earnings	(11,185)	(17)	(3,443)	(6)	(12,985)	(10)	(9,695)	(8)
Equity earnings, net of tax	669	1	371	1	1,112	1	836	1
Net loss	(10,516)	(16)	(3,072)	(5)	(11,873)	(9)	(8,859)	(7)
Net loss attributable to noncontrolling interest in subsidiary	137	—	285	—	300	—	452	—
Net loss attributable to Era Group Inc.	$(10,379)	(16)	$(2,787)	(5)	$(11,573)	(9)	$(8,407)	(7)

Revenues by Service Line. The table below sets forth the revenues earned by service line for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	(in thousands)%		(in thousands)%		(in thousands)%		(in thousands)%
Revenues:
Oil and gas: (1)
U.S.	$37,771	66	$32,061	55	$74,305	65	$62,347	55
International	14,160	25	14,283	25	29,777	26	31,451	28
Total oil and gas	51,931	91	46,344	80	104,082	91	93,798	83
Dry-leasing (2)	3,256	5	6,689	11	5,829	5	10,081	9
Emergency response services(3)	2,541	4	2,709	5	5,139	4	6,390	6
Flightseeing	—	—	2,136	4	—	—	2,136	2
	$57,728	100	$57,878	100	$115,050	100	$112,405	100
____________________

(1)	Primarily oil and gas activities, but also includes revenues from utility services, such as firefighting, and VIP transport.

(2)
Includes property rental income for the three and six months ended June 30, 2017 of approximately $0.1 million and $0.2 million, respectively, that was previously included in emergency response services and oil and gas service lines.

(3)	Includes search and rescue and air medical services.

Current Quarter compared to Prior Year Quarter
Operating Revenues. Operating revenues were $0.2 million lower in the three months ended June 30, 2018 (the “Current Quarter”) compared to the three months ended June 30, 2017 (the “Prior Year Quarter”).
Operating revenues from U.S. oil and gas operations were $5.7 million higher in the Current Quarter. Operating revenues from heavy and medium helicopters were $4.9 million and $2.0 million higher, respectively, primarily due to higher utilization. Operating revenues from light twin and single engine helicopters were $0.6 million and $0.4 million lower, respectively, primarily due to fewer helicopters on contract in the Current Quarter.
Operating revenues from international oil and gas operations were consistent with the Prior Year Quarter.
Operating revenues from emergency response services were $0.2 million lower in the Current Quarter primarily due to the end of air medical contracts.
Revenues from dry-leasing activities were $3.4 million lower primarily due to $3.7 million of lease return charges on helicopters returned to the Company upon the conclusion of lease contracts in the Prior Year Quarter.
Operating revenues from flightseeing operations were $2.1 million lower than the Prior Year Quarter due to the sale of flightseeing assets in the current year.
Operating Expenses. Operating expenses were $1.0 million lower in the Current Quarter. Personnel costs were $2.0 million lower primarily due to a reduction in headcount related to the end of flightseeing activities and air medical contracts subsequent to the Prior Year Quarter and lower headcount in Brazil, partially offset by increased activity in U.S. oil & gas operations. Other operating expenses were $0.4 million lower primarily due to decreases in costs related to flightseeing activities. Fuel expense was $0.9 million higher primarily due to an increase in flight hours and average fuel price. Repairs and maintenance expenses were $0.6 million higher primarily due to a $1.2 million increase in power-by-the-hour (“PBH”) expense and a $0.4 million increase related to lease return charges, partially offset by a decrease of $0.9 million related to the timing of repairs.
Administrative and General. Administrative and general expenses were $4.9 million higher in the Current Quarter primarily due to a $6.1 million increase in professional services fees. This increase was partially offset by a $0.9 million decrease in personnel expenses primarily due to a reduction in headcount and changes in senior management and a $0.3 million decrease in other general and administrative expenses.
Depreciation and Amortization. Depreciation and amortization expense was $1.9 million lower in the Current Quarter primarily due to lower depreciation on the Company’s H225 helicopters.
Gains (Losses) on Asset Dispositions, Net. During the Current Quarter, the Company sold eight helicopters, including five H225 heavy helicopters as sales-type leases, for proceeds of $10.0 million and receivables of $14.3 million, resulting in net losses of $2.0 million. In the Prior Year Quarter, the Company sold or otherwise disposed of a hangar in Alaska, two helicopters and capital parts for proceeds of $5.6 million, resulting in gains of $5.1 million.
Operating Income (Loss). Operating loss as a percentage of revenues was 16% in the Current Quarter compared to less than 1% in the Prior Year Quarter. Excluding gains/(losses) on asset dispositions, operating loss as a percentage of revenue was 13% in the Current Quarter compared to 9% in the Prior Year Quarter. The increase in operating loss as a percentage of revenues was primarily due to increased professional service fees in the Current Quarter.
Interest Expense. Interest expense was $0.4 million lower in the Current Quarter primarily due to lower debt balances.
Foreign Currency Gains (Losses), net. Foreign currency losses were $1.1 million in the Current Quarter primarily due to the weakening of the Brazilian real relative to the U.S. Dollar.
Income Tax Benefit. Income tax benefit was $1.8 million higher in the Current Quarter primarily due to a higher pre-tax loss, partially offset by a lower effective tax rate following changes in U.S. tax legislation.

Current Six Months compared to Prior Six Months
Operating Revenues. Operating revenues were $2.6 million higher in the six months ended June 30, 2018 (the “Current Six Months”) compared to the six months ended June 30, 2017 (the “Prior Six Months”).
Operating revenues from oil and gas operations in the U.S. were $12.0 million higher in the Current Six Months. Operating revenues from heavy and medium helicopters were $8.5 million and $5.2 million higher, respectively, primarily due to higher utilization. Operating revenues from single engine and light twin helicopters were $0.8 million and $0.7 million lower, respectively, primarily due to lower utilization.
Operating revenues from international oil and gas operations were $1.7 million lower in the Current Six Months. Operating revenues in Brazil were $1.2 million lower primarily due to the weakening of the Brazilian real relative to the U.S. dollar and lower utilization. Operating revenues in Suriname were $0.9 million lower due to the end of contracts. These decreases were partially offset by an increase in operating revenues in Colombia of $0.5 million due to higher utilization.
Operating revenues from emergency response services were $1.2 million lower in the Current Six Months primarily due to the end of air medical contracts in the Prior Six Months.
Revenues from dry-leasing activities were $4.3 million lower in the Current Six Months primarily due to $3.7 million of lease return charges on helicopters returned to the Company upon the conclusion of lease contracts in the Prior Six Months and contracts that have ended.
Operating revenues from flightseeing activities were $2.1 million lower in the Current Six Months due to the sale of flightseeing assets in 2018.
Operating Expenses. Operating expenses were $1.1 million lower in the Current Six Months. Personnel costs were $3.3 million lower primarily due to a reduction in headcount. Other operating expenses were $1.0 million lower primarily due to reductions in costs related to flightseeing activities and the reversal of a previously reserved deposit following a favorable decision on a Brazilian customs dispute during the Current Six Months. These decreases were partially offset by an increase in fuel expenses of $1.7 million primarily due to increased flight hours and a higher average fuel price and an increase in repairs and maintenance expense of $1.3 million primarily due to a $0.8 million increase related to the timing of repairs, lease return charges of $0.4 million and a $0.1 million increase in PBH expense.
Administrative and General. Administrative and general expenses were $6.6 million higher in the Current Six Months primarily due to an increase of $9.0 million in professional services fees. This increase was partially offset by a $1.8 million decrease in personnel costs primarily due to a reduction in headcount and changes in senior management in the prior year and a $0.6 million decrease in other general and administrative expenses.
Depreciation and Amortization. Depreciation and amortization expense was $3.1 million lower in the Current Six Months primarily due to the impairment of H225 helicopters in 2017.
Gains/(Losses) on Asset Dispositions, Net.  In the Current Six Months, the Company sold its flightseeing assets in Alaska (which consisted of eight single engine helicopters, two operating facilities, and related property and equipment), two additional single engine helicopters, two light twin helicopters, seven heavy helicopters, one medium helicopter and other equipment for proceeds of $29.5 million and receivables of $14.3 million, resulting in net gains of $2.4 million. During the Prior Six Months, the Company sold or otherwise disposed of a hangar in Alaska, two helicopters, capital parts and other assets for gains of $5.2 million.
Operating Income (Loss). Operating loss as a percentage of revenues was 7% in the Current Six Months compared to 5% in the Prior Six Months. Excluding gains/(losses) on asset dispositions, operating loss as a percentage of revenues was 9% in both periods.
Interest Expense. Interest expense was $0.6 million higher in the Current Six Months primarily due to the write-off of deferred debt issuance costs related to the amendment of the Company’s Amended and Restated Senior Secured Revolving Credit Facility.
Foreign Currency Gains (Losses), net. Foreign currency losses were $1.0 million in the Current Six Months primarily due to weakening of the Brazilian real relative to the U.S. dollar.
Income Tax Benefit. Income tax benefit was $0.5 million higher in the Current Six Months primarily due to a higher pre-tax loss, partially offset by a lower effective tax rate following changes in U.S. tax legislation.

Fleet Count
The following shows details of our helicopter fleet as of June 30, 2018.

	Owned	Leased-in(1)	Total	Max. Pass.(2)	Cruise Speed (mph)	Approx. Range (miles)	Average Age(3) (years)
Heavy:
S92	4	—	4	19	175	620	2
H225	2	—	2	19	162	582	9
AW189	4	—	4	16	173	490	2
	10	—	10

Medium:
AW139	36	—	36	12	173	426	8
S76 C+/C++	5	—	5	12	161	348	12
B212	5	—	5	11	115	299	39
	46	—	46

Light—twin engine:
A109	7	—	7	7	161	405	12
EC135	13	2	15	7	138	288	10
BK117	—	2	2	9	150	336	N/A
BO105	3	—	3	4	138	276	29
	23	4	27

Light—single engine:
A119	13	—	13	7	161	270	12
AS350	17	—	17	5	138	361	20
	30	—	30
Total Fleet	109	4	113				13
____________________

(1)	The leases on the two BK117 helicopters expired on July 1, 2018.

(2)	In typical configuration for our operations.

(3)	Reflects the average age of helicopters that are owned by us.
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
As of June 30, 2018, we had unfunded capital commitments of $82.4 million, consisting primarily of agreements to purchase helicopters, including three AW189 heavy helicopters and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered in 2019. Delivery dates for the AW169 helicopters have yet to be determined. Of these commitments, $10.9 million are payable in 2018, with the remaining commitments payable through 2019, and $83.7 million of the commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability to us other than aggregate liquidated damages of $2.1 million. In addition, we had outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery in 2019 and 2020.
If we do not exercise our rights to cancel these capital commitments, we expect to finance the remaining acquisition costs for these helicopters through a combination of cash on hand, cash provided by operating activities, asset sales and borrowings under our Revolving Credit Facility.

Summary of Cash Flows

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$5,138	$13,374
Investing activities	24,296	(6,492)
Financing activities	(30,823)	(8,750)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(387)	19
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,776)	$(1,849)
Operating Activities
Cash flows provided by operating activities decreased by $8.2 million in the Current Six Months compared to the Prior Six Months. The components of cash flows provided by operating activities during the Current Six Months and Prior Six Months were as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Operating income before depreciation, gains on asset dispositions and impairment, net	$10,181	$13,030
Changes in operating assets and liabilities before interest and income taxes	(249)	4,299
Interest paid, net of capitalized interest of $97 and $451 in 2018 and 2017, respectively	(7,171)	(6,844)
Income taxes paid	—	(173)
Other	2,377	3,062
Total cash flows provided by operating activities	$5,138	$13,374
Operating income before depreciation and gains on asset dispositions, net was $2.8 million lower in the Current Six Months compared to the Prior Six Months primarily due to an increase in administrative and general expenses of $6.6 million partially offset by an increase in operating revenues of $2.6 million and a decrease in operating expenses of $1.1 million. See “Results of Operations” above for an explanation of the primary causes of these variances.
During the Current Six Months, changes in operating assets and liabilities before interest and income taxes used cash flows of $0.2 million primarily due to an increase in receivables, partially offset by an increase in accounts payables. During the Prior Six Months, changes in operating assets and liabilities before interest and income taxes provided cash flows of $4.3 million primarily due to an increase in accounts payable and accrued expenses.
Interest paid, net of capitalized interest, was $0.3 million higher primarily due to the capitalization of interest on certain pending helicopter deliveries during the Prior Six Months.
Net non-cash expenses decreased by $0.7 million compared to the Prior Six Months primarily due to a decrease in equity award amortization.
Investing Activities
During the Current Six Months, net cash provided by investing activities was $24.3 million primarily as follows:

•	Proceeds from the disposition of property and equipment were $29.5 million.

•	Net principal payments received from equity investees and third parties were $0.8 million.

•	Capital expenditures were $6.0 million, which consisted primarily of helicopter acquisitions, spare helicopter parts and leasehold improvements.
During the Prior Six Months, net cash used in investing activities was $6.5 million primarily as follows:

•	Capital expenditures were $12.5 million, which consisted primarily of helicopter acquisitions, deposits on future helicopter deliveries, spare helicopter parts and capitalized interest.

•	Net principal payments received from equity investees and third parties were $0.5 million.

•	Proceeds from the disposition of property and equipment were $5.7 million.

•	Investments in and advances to equity method investees were $0.1 million.
Financing Activities
During the Current Six Months, net cash used in financing activities was $30.8 million primarily as follows:

•	Principal payments on long-term debt, including our Revolving Credit Facility, were $30.0 million.

•	Long-term debt issuance costs were $1.3 million incurred in connection with the amendment of the Revolving Credit Facility.

•	Proceeds from share award plans were $0.5 million.
During the Prior Six Months, net cash used in financing activities was $8.8 million primarily as follows:

•	Principal payments on long-term debt, including our Revolving Credit Facility, were $18.2 million.

•	Proceeds from additional borrowings under our Revolving Credit Facility were $9.0 million.

•	Proceeds from share award plans were $0.5 million.
Revolving Credit Facility
As of June 30, 2018, our Revolving Credit Facility provided us with the ability to borrow up to $125.0 million, with a sub-limit of up to $50.0 million for letters of credit. The Revolving Credit Facility includes an “accordion” feature which, if exercised and subject to agreement by the lenders and the satisfaction of certain conditions, will increase total commitments by up to $50.0 million. Our availability under the Revolving Credit Facility may be limited by certain maintenance covenants specified under the Revolving Credit Facility. As of June 30, 2018, $12.0 million was outstanding under the Revolving Credit Facility, and based on our operating results through June 30, 2018, we have the ability to borrow an additional $111.6 million under the Revolving Credit Facility.
Senior Notes
On December 7, 2012, we completed an offering of $200.0 million aggregate principal amount of our 7.750% Senior Notes due December 15, 2022. Interest on the notes is payable semi-annually in arrears on June 15th and December 15th of each year. From time to time, we may opportunistically repurchase our 7.750% Senior Notes in open market or privately negotiated transactions on terms we believe to be favorable. As of June 30, 2018, $144.8 million in aggregate principal amount of the 7.750% Senior Notes remains outstanding. We may also redeem the 7.750% Senior Notes at any time and from time to time at a premium as specified in the indenture governing the 7.750% Senior Notes.
Promissory Notes
In December 2010, we entered into two promissory notes to purchase a heavy and a medium helicopter. We refinanced the notes upon their maturity in December 2015. The notes bear interest at the one-month LIBOR rate plus 181 basis points and require monthly principal and interest payments of $0.2 million with final payments totaling $16.8 million due in December 2020.
Aeróleo Debt
During the six months ended June 30, 2017, we settled certain tax disputes in Brazil totaling $0.2 million. As of June 30, 2018 and December 31, 2017, we had installments totaling $0.6 million and $3.2 million, respectively, that were due to applicable taxing authorities. Such amounts bear interest at a rate equal to the overnight rate as published by the Central Bank of Brazil.
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
Short and Long-Term Liquidity Requirements
We anticipate that we will generate positive cash flows from operating activities and that these cash flows will be adequate to meet our working capital requirements. During the six months ended June 30, 2018, our cash provided by operating activities was $5.1 million. To support our capital expenditure program and/or other liquidity requirements, we may use any combination of operating cash flow, cash balances or proceeds from sales of assets, issue debt or equity, or borrowings under our Revolving Credit Facility. As discussed in “Recent Developments”, we received a $42.0 million cash settlement from Airbus in July 2018.
Our availability of long-term liquidity is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, debt service, capital expenditures and a reasonable return on investment. Management will continue to closely monitor our liquidity and the credit markets.

Off-Balance Sheet Arrangements
On occasion, we and our partners will guarantee certain obligations on behalf of our joint ventures. As of June 30, 2018, we had no such guarantees in place. As of June 30, 2018, we had standby letters of credit totaling $1.4 million.
Contingencies
Brazilian Tax Disputes
We are disputing assessments of approximately $8.8 million in taxes, penalties and interest levied by the municipal authorities of Rio de Janeiro (for the period between 2000 to 2005) and Macaé (for the period between 2001 to 2006) (collectively, the “Municipal Assessments”). We believe that, based on our interpretation of tax legislation supported by clarifying guidance provided by the Supreme Court of Brazil with respect to the issue in a 2006 ruling, we are in compliance with all applicable tax legislation, have paid all applicable taxes, penalties and interest and plan to defend these claims vigorously at the administrative levels in each jurisdiction. In the event the Municipal Assessments are upheld at the last administrative level, it may be necessary for us to deposit the amounts at issue as security to pursue further appeals. In 2015, we received a final, unfavorable ruling with respect to a similar assessment levied by the Rio de Janeiro State Treasury for the periods between 1994 to 1998 (the “1998 Assessments”). The 1998 Assessments were upheld without taking into consideration the benefit of the clarifying guidance issued by the Supreme Court following the assertion of the claims. The final adjudication of the 1998 Assessments requires payment of amounts that are within the established accruals, will be paid in multiple installments over time and are not expected to have a material effect on our financial position or results of operations. At June 30, 2018, it is not possible to determine the outcome of the Municipal Assessments, but we do not expect that the outcome would have a material effect on our business, financial position or results of operations. In addition, it is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for any subsequent periods.
We are disputing responsibility for $2.6 million of employer social security contributions required to have been remitted by one of our customers relating to the period from 1995 to 1998. Although we may be deemed co-responsible for such remittances under the local regulatory regime, the customer’s payments to us against presented invoices were made net of the specific remittances required to have been made by the customer and at issue in the claim. As such, we plan to defend this claim vigorously. At June 30, 2018, it is not possible to determine the outcome of this matter, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
We are disputing certain penalties that are being assessed by the State of Rio de Janeiro in respect of our alleged failure to submit accurate documentation and to fully comply with filing requirements with respect to certain value-added taxes.  We elected to make payment of $0.2 million in installments over time to satisfy a portion of these penalties.  Upon confirming with the asserting authority that the originally proposed penalties of $1.6 million with respect to the balance of the assessments were calculated based on amounts containing a typographical error, the aggregate penalties that remain in dispute total $0.4 million. At June 30, 2018, it is not possible to determine the outcome of this matter, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
We are disputing the imposition of $0.2 million in fines levied by the Brazilian customs authorities. These fines relate to our alleged failure to comply with certain deadlines under the temporary regime pursuant to which we import helicopters into Brazil. In order to dispute such fines and pursue our legal remedies within the judicial system, we deposited certain amounts at issue as security into an escrow account with the presiding judge in the matters who controls the release of such funds pending the outcome. We believe our documentation evidences our timely compliance with the relevant deadlines. As such, we plan to defend this case vigorously. At June 30, 2018, it is not possible to determine the outcome of these matters, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
We are disputing fines of $0.3 million sought by taxing authorities in Brazil following the final adjudication to disallow certain tax credits we applied to offset certain social tax liabilities.  The fine is calculated as 50% of the incremental tax liability resulting from the disallowance of the tax credits and has been applied without taking into account the circumstances relating to the disallowance of such tax credits.  The constitutionality of such fines is under review by the Supreme Court in Brazil.  There are a number of cases in which taxpayers have received favorable rulings due to the lack of constitutionality of the law.  As such, we plan to defend this claim vigorously.  At June 30, 2018, it is not possible to determine the outcome, but we do not expect that it would have a material adverse impact on our business, financial position or results of operations.
We are disputing contingent fees of $0.5 million sought by our former tax consultant that have been calculated based on unrealized tax savings attributed to the consultant’s suggested tax strategies. Our contention is that fees are due only upon realized tax savings. At June 30, 2018, it is not possible to determine the outcome of these matters, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
In the normal course of business, we become involved in various employment-related litigation matters.   At June 30, 2018, it is not possible to determine the outcome of several of these claims wherein an aggregate of $0.2 million above our established accrual is being sought from us.  We do not expect that the outcome with respect to such claims would have a material adverse effect on our business, financial position or results of operations.
We are also disputing claims from the Brazilian tax authorities with respect to federal customs taxes levied upon the helicopters imported into Brazil under a temporary regime and subject to re-export. In order to dispute such assessments and pursue our available legal remedies within the judicial system, we deposited the amounts at issue as security into an escrow account with the presiding judge in the matter controlling the release of such funds. We believe that, based on our interpretation of tax legislation and well established aviation industry practice, we are not required to pay such taxes and plan to defend this claim vigorously. At June 30, 2018, it is not possible to determine the outcome of this matter, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
In the normal course of our business, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. In addition, from time to time, we are involved in tax and other disputes with various government agencies. Management has used estimates in determining our potential exposure to these matters and has recorded reserves in our financial statements related thereto as appropriate. It is possible that a change in our estimates related to these exposures could occur, but we do not expect such changes in estimated costs would have a material effect on our business, consolidated financial position or results of operations. As it relates to the specific cases referred to above, we currently anticipate that any administrative fine or penalty ultimately would not have a material effect on our business, financial position or results of operations. We have deposited $7.6 million into escrow accounts controlled by the court with respect to certain of the cases described above and have fully reserved such amounts subject to final determination and the judicial release of such escrow deposits. These estimates are based on our assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intentions and experience.
Airbus Lawsuit
On November 21, 2016, we filed a lawsuit in the District Court of Dallas County, Texas against Airbus Helicopters, Inc. and Airbus Helicopters S.A.S. (collectively, “Airbus”) alleging breaches of various contracts between us, fraudulent inducement and unjust enrichment in connection with the Airbus marketing and sale of H225 model helicopters to us. On October 26, 2017, we added claims against Airbus for fraud and negligent misrepresentation, and on December 28, 2017, we amended our complaint to seek damages attributable to the impact of Airbus’ unlawful acts on the value of a H225 that we purchased from another helicopter operator. Subsequent to June 30, 2018, we and Airbus agreed to settle the claims. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments."
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
As of June 30, 2018, we had non-U.S. dollar denominated capital purchase commitments of €70.6 million ($82.4 million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. dollar equivalent of the non-hedged purchase commitments by $8.2 million. As of June 30, 2018, our Brazilian subsidiary maintained a non-U.S. dollar denominated working capital balance of R$23.5 million ($6.1 million). An adverse change of 10% in the underlying foreign currency exchange rate would reduce our working capital balance by $0.6 million.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2018. Based on their evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, as of June 30, 2018 solely because of the existence of the material weaknesses in internal controls over financial reporting described below.
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
Management is in the process of remediating the material weakness related to the design and operation of controls over the preparation and review of the Company’s tax provision calculation by enhancing the precision of the review and reconciliation controls over each significant component of the income tax and other tax accrual processes. These controls have been enhanced in the first quarter of 2018; however, management is continuing to enhance further controls and assess the effectiveness of the new controls, therefore our remediation efforts are ongoing.
Changes in Internal Controls Over Financial Reporting
Other than as noted above with respect to the above remedied and existing material weaknesses, during the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the three months ended June 30, 2018:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2018 - April 30, 2018	—	$—	—	$22,934,076
May 1, 2018 - May 31, 2018	—	$—	—	$22,934,076
June 1, 2018 - June 30, 2018	—	$—	—	$22,934,076

ITEM 6.	EXHIBITS

31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Era Group Inc. (Registrant)

DATE:	August 7, 2018	By:	/s/ Jennifer D. Whalen
Jennifer D. Whalen, Senior Vice President, Chief Financial Officer