Form 10-Q
period 2018-09-30
ERA GROUP INC.
filed 2018-11-06
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018              or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of November 2, 2018 was 21,761,823. The Registrant has no other class of common stock outstanding.

ERA GROUP INC.

Part I.	Financial Information		2

	Item 1.	Financial Statements (Unaudited)	2

		Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017	2

		Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2018 and 2017	3

		Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2018 and 2017	4

		Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Equity for the Three and Nine Months Ended September 30, 2018 and 2017	5

		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017	7

		Notes to Condensed Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

	Item 4.	Controls and Procedures	40

Part II.	Other Information		41

	Item 1A.	Risk Factors	41

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

	Item 6.	Exhibits	41

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ERA GROUP INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (including $1,007 and $1,699 from VIEs in 2018 and 2017, respectively)(1)	$47,631	$13,583
Receivables:
Trade, operating, net of allowance for doubtful accounts of $854 and $1,196 in 2018 and 2017, respectively (including $5,834 and $5,854 from VIEs in 2018 and 2017, respectively)	35,655	33,840
Trade, dry-leasing	3,833	5,124
Tax receivables (including $3,117 and $2,828 from VIEs in 2018 and 2017, respectively)	3,117	2,829
Other (including $51 and $257 from VIEs in 2018 and 2017, respectively)	2,701	1,623
Inventories, net (including $31 and $39 from VIEs in 2018 and 2017, respectively)	20,157	21,112
Prepaid expenses (including $130 and $40 from VIEs in 2018 and 2017, respectively)	2,367	1,203
Escrow deposits	—	3,250
Total current assets	115,461	82,564
Property and equipment (including $2,477 and $1,951 from VIEs in 2018 and 2017, respectively)	927,477	972,942
Accumulated depreciation (including $443 and $487 from VIEs in 2018 and 2017, respectively)	(314,736)	(299,028)
Property and equipment, net	612,741	673,914
Equity investments and advances	26,600	30,056
Intangible assets	1,111	1,122
Other assets (including $84 and $61 from VIEs in 2018 and 2017, respectively)	18,421	4,441
Total assets	$774,334	$792,097
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (including $1,519 and $1,807 from VIEs in 2018 and 2017, respectively)	$10,438	$16,421
Accrued wages and benefits (including $1,541 and $1,397 from VIEs in 2018 and 2017, respectively)	8,605	8,264
Accrued interest	3,404	606
Accrued income taxes	2,993	28
Accrued other taxes (including $361 and $600 from VIEs in 2018 and 2017, respectively)	2,396	1,810
Accrued contingencies (including $1,014 and $858 from VIEs in 2018 and 2017, respectively)	1,014	859
Current portion of long-term debt (including $495 and $1,073 from VIEs in 2018 and 2017, respectively)	2,158	2,736
Other current liabilities (including $0 and $8 from VIEs in 2018 and 2017, respectively)	1,033	1,720
Total current liabilities	32,041	32,444
Long-term debt (including $0 and $1,903 from VIEs in 2018 and 2017, respectively)	160,476	202,174
Deferred income taxes	108,138	106,598
Other liabilities	1,753	1,434
Total liabilities	302,408	342,650
Commitments and contingencies (see Note 8)
Redeemable noncontrolling interest	3,456	3,766
Equity:
Era Group Inc. stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,761,823 and 21,319,150 outstanding in 2018 and 2017, respectively, exclusive of treasury shares	219	215
Additional paid-in capital	447,013	443,944
Retained earnings	24,079	4,363
Treasury shares, at cost; 215,141 shares in 2018 and 2017	(2,951)	(2,951)
Accumulated other comprehensive income, net of tax	110	110
Total equity	468,470	445,681
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$774,334	$792,097
(1) Refer to footnote 5 for more detail on variable interest entities (“VIE”)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Operating revenues	$51,894	$58,753	$161,116	$161,077
Dry-leasing revenues	2,716	2,632	8,544	12,713
Total revenues	54,610	61,385	169,660	173,790
Costs and expenses:
Operating	36,513	43,987	114,505	123,079
Administrative and general	8,837	10,928	35,714	31,211
Depreciation and amortization	9,541	12,103	30,011	35,635
Total costs and expenses	54,891	67,018	180,230	189,925
Gains (losses) on asset dispositions, net	(148)	(122)	2,269	5,048
Litigation settlement proceeds	42,000	—	42,000	—
Loss on impairment	—	(117,018)	—	(117,018)
Operating income (loss)	41,571	(122,773)	33,699	(128,105)
Other income (expense):
Interest income	732	206	1,224	641
Interest expense	(3,549)	(4,097)	(11,646)	(11,620)
Foreign currency gains (losses), net	(94)	12	(1,095)	(96)
Gain on debt extinguishment	—	—	175	—
Other, net	15	(33)	21	(29)
Total other income (expense)	(2,896)	(3,912)	(11,321)	(11,104)
Income (loss) before income taxes and equity earnings	38,675	(126,685)	22,378	(139,209)
Income tax expense (benefit)	7,861	(45,237)	4,549	(48,066)
Income (loss) before equity earnings	30,814	(81,448)	17,829	(91,143)
Equity earnings, net of tax	465	233	1,577	1,069
Net income (loss)	31,279	(81,215)	19,406	(90,074)
Net loss (income) attributable to noncontrolling interest in subsidiary	10	(233)	310	219
Net income (loss) attributable to Era Group Inc.	$31,289	$(81,448)	$19,716	$(89,855)

Income (loss) per common share:
Basic	$1.44	$(3.91)	$0.91	$(4.34)
Diluted	$1.44	$(3.91)	$0.91	$(4.34)

Weighted average common shares outstanding:
Basic	21,215,576	20,844,376	21,139,212	20,715,686
Diluted	21,239,189	20,844,376	21,156,466	20,715,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$31,279	$(81,215)	$19,406	$(90,074)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(5)	(2)
Total other comprehensive loss	—	—	(5)	(2)
Comprehensive income (loss)	31,279	(81,215)	19,401	(90,076)
Comprehensive loss (income) attributable to noncontrolling interest in subsidiary	10	(233)	310	219
Comprehensive income (loss) attributable to Era Group Inc.	$31,289	$(81,448)	$19,711	$(89,857)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE NONCONTROLLING INTEREST AND EQUITY (unaudited, in thousands)

Three Months Ended September 30, 2018

		Era Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Equity
June 30, 2018	$3,466	$219	$445,885	$(7,210)	$(2,951)	$105	$436,048
Issuance of common stock:
Employee Stock Purchase Plan	—	—	409	—	—	—	409
Share award amortization	—	—	719	—	—	—	719
Net income	—	—	—	31,279	—	—	31,279
Net loss attributable to redeemable noncontrolling interest	(10)	—	—	10	—	—	10
Currency translation adjustments, net of tax	—	—	—	—	—	5	5
September 30, 2018	$3,456	$219	$447,013	$24,079	$(2,951)	$110	$468,470

Three Months Ended September 30, 2017

		Era Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Equity
June 30, 2017	$3,769	$215	$441,595	$24,117	$(2,968)	$90	$463,049
Issuance of common stock:
Employee Stock Purchase Plan	—	—	373	—	—	—	373
Share award amortization	—	—	975	—	—	—	975
Cancellation of restricted stock	—	—	5	—	(5)	—	—
Net loss	—	—	—	(81,215)	(1)	—	(81,216)
Net income attributable to redeemable noncontrolling interest	233	—	—	(233)	—	—	(233)
September 30, 2017	$4,002	$215	$442,948	$(57,331)	$(2,974)	$90	$382,948

Nine Months Ended September 30, 2018

		Era Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Equity
December 31, 2017	$3,766	$215	$443,944	$4,363	$(2,951)	$110	$445,681
Issuance of common stock:
Restricted stock grants	—	3	(3)	—	—	—	—
Employee Stock Purchase Plan	—	1	892	—	—	—	893
Share award amortization	—	—	2,180	—	—	—	2,180
Net income (loss)	—	—	—	19,406	—	—	19,406
Net loss attributable to redeemable noncontrolling interest	(310)	—	—	310	—	—	310
September 30, 2018	$3,456	$219	$447,013	$24,079	$(2,951)	$110	$468,470

Nine Months Ended September 30, 2017

		Era Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Equity
December 31, 2016	$4,221	$211	$438,489	$32,524	$(2,899)	$92	$468,417
Issuance of common stock:
Restricted stock grants	—	3	(3)	—	—	—	—
Employee Stock Purchase Plan	—	1	835	—	—	—	836
Share award amortization	—	—	3,604	—	—	—	3,604
Cancellation of restricted stock	—	—	23	—	(23)	—	—
Purchase of treasury shares	—	—	—	—	(52)	—	(52)
Net loss	—	—	—	(90,074)	—	—	(90,074)
Net loss attributable to redeemable noncontrolling interest	(219)	—	—	219	—	—	219
Currency translation adjustments, net of tax	—	—	—	—	—	(2)	(2)
September 30, 2017	$4,002	$215	$442,948	$(57,331)	$(2,974)	$90	$382,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$19,406	$(90,074)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,011	35,635
Share-based compensation	2,180	3,604
Bad debt expense, net	—	47
Interest income	(614)	—
Non-cash penalty and interest expenses	607	—
Gains on asset dispositions, net	(2,269)	(5,048)
Debt discount amortization	188	174
Amortization of deferred financing costs	1,173	850
Foreign currency losses, net	1,097	47
Gain on debt extinguishment, net	(175)	—
Loss on impairment	—	117,018
Deferred income tax benefit	1,541	(48,057)
Equity earnings, net of tax	(1,577)	(1,069)
Changes in operating assets and liabilities:
Increase in receivables	(2,390)	(5,107)
Decrease in prepaid expenses and other assets	393	828
Increase in accounts payable, accrued expenses and other liabilities	781	9,080
Net cash provided by operating activities	50,352	17,928
Cash flows from investing activities:
Purchases of property and equipment	(7,686)	(13,121)
Proceeds from disposition of property and equipment	29,520	5,690
Investments in and advances to equity investees	—	(126)
Dividends received from equity investees	1,000	—
Principal payments on notes due from equity investees	401	564
Principal payments on third party notes receivable	620	94
Net cash provided by (used in) investing activities	23,855	(6,899)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	—	9,000
Long-term debt issuance costs	(1,295)	—
Payments on long-term debt	(42,562)	(24,745)
Proceeds from share award plans	893	836
Purchase of treasury shares	—	(52)
Net cash used in financing activities	(42,964)	(14,961)
Effects of exchange rate changes on cash and cash equivalents	(445)	101
Net increase (decrease) in cash, cash equivalents and restricted cash	30,798	(3,831)
Cash, cash equivalents and restricted cash, beginning of period	16,833	30,727
Cash, cash equivalents and restricted cash, end of period	$47,631	$26,896
Supplemental cash flow information:
Cash paid for interest	$7,867	$8,249
Interest capitalized during the period	$97	$451
Interest, net of amounts capitalized	$7,770	$7,798
Cash paid for income taxes	63	427

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICY
The condensed consolidated financial statements include the accounts of Era Group Inc. and its consolidated subsidiaries. Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the “Company” refers to Era Group Inc. and its consolidated subsidiaries, and any reference to “Era Group” refers to Era Group Inc. without its subsidiaries. The condensed consolidated financial information for the three and nine months ended September 30, 2018 and 2017 has been prepared by the Company and has not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of September 30, 2018, its results of operations for the three and nine months ended September 30, 2018 and 2017, its comprehensive income for the three and nine months ended September 30, 2018 and 2017, its changes in equity for the three and nine months ended September 30, 2018, and 2017, and its cash flows for the nine months ended September 30, 2018 and 2017. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
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
Supplemental Cash Flow Information. The following table sets forth the Company’s reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Cash Flows (in thousands):

	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
Cash and cash equivalents	$47,631	$13,583	$26,896	$26,950
Restricted cash (1)	—	3,250	—	3,777
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$47,631	$16,833	$26,896	$30,727
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
In October 2016, the FASB issued ASU 2016-16 - Income Taxes, which requires entities to recognize income tax consequences of intra-entity transfers of assets, other than inventory, when the transfer occurs rather than when the asset is sold to a third party as is the case under current GAAP. ASU 2016-16 will be effective for annual reporting periods beginning after December 15, 2017 including interim periods within that period. The Company adopted ASU 2016-16 effective January 1, 2018, and such adoption did not have a material impact on its consolidated financial statements.
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
New Accounting Standards - Not Yet Adopted. In February 2016, the FASB issued ASU No. 2016-02, “Leases” (ASU No. 2016-02), which establishes comprehensive accounting and financial reporting requirements for leasing arrangements.  This ASU supersedes the existing requirements in FASB ASC Topic 840, “Leases,” and requires lessees to recognize substantially all lease assets and lease liabilities on the balance sheet.  The provisions of ASU No. 2016-02 also modify the definition of a lease and outline requirements for recognition, measurement, presentation and disclosure of leasing arrangements by both lessees and lessors.  The ASU is effective for interim and annual periods beginning after December 15, 2018, and early adoption of the standard is permitted.  Entities are required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply the provisions of ASU No. 2016-02 to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. In July 2018 the ASU No. 2016-02 was further amended by the provisions of ASU No. 2018-11, “Targeted Improvements” to Topic 842 whereby the FASB decided to provide an alternate transition method by allowing entities to initially apply the new leases standard at the adoption date (such as January 1, 2019, for calendar year-end public business entities) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption consistent with preparers’ requests. The Company currently plans to adopt this standard in the first quarter of 2019 using the current-period adjustment method and will recognize a cumulative-effect adjustment to the opening balance of retained earnings in that period.  The Company has identified the relevant lease contracts and the review and evaluation of these is substantially complete. While the Company’s evaluation of ASU 2016-02 is still ongoing, the Company expects the adoption of the ASU will have a material impact on the consolidated balance sheet. The Company will elect an optional practical expedient to retain its current classification of leases, and as a result, anticipates that the initial impact of adopting this new standard on its consolidated statement of income and consolidated statement of cash flows will not be material.
In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (ASU No. 2016-13), which sets forth the current expected credit loss model, a new forward-looking impairment model for certain financial instruments based on expected losses rather than incurred losses.  The ASU is effective for interim and annual periods beginning after December 15, 2019, and early adoption of the standard is permitted.  Entities are required to adopt ASU No. 2016-13 using a modified retrospective approach, subject to certain limited exceptions.  The Company is currently evaluating the potential impact of the adoption of this ASU on its consolidated financial statements.
In August 2018, the FASB issued ASU-2018-15, “Intangibles-Goodwill and Other-Internal-Use Software” (Subtopic 350-40), providing guidance addressing a customer's accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is considered a service contract. Under the new guidance, implementation costs for a CCA should be evaluated for capitalization using the same approach as implementation costs associated with internal-use software and should be expensed over the term of the hosting arrangement, which includes any reasonably certain renewal periods. The new guidance is effective for fiscal years beginning after December 15, 2019 for calendar year-end public business entities. Early adoption is permitted, including adoption in any interim period. The Company is evaluating the potential impact of the adoption of ASU-2018-15 on its consolidated financial statements.
In August 2018, the FASB issued ASU-2018-13, “Fair Value Measurements” (ASU No.2018-13, update to topic ASC-820), providing guidance for the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU-2018-13 will be effective for interim and annual periods beginning December 15, 2019. The Company has not adopted ASU-2018-13 and believes such adoption will not have a material impact on its consolidated financial statements.

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
As of September 30, 2018 and December 31, 2017, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis.
The estimated fair values of the Company’s other financial assets and liabilities as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2018
LIABILITIES
Long-term debt, including current portion	$162,634	$—	$163,638	$—

December 31, 2017
LIABILITIES
Long-term debt, including current portion	$204,910	$—	$203,938	$—
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
Prior to the change in the U.S. tax code at the end of 2017, the Company, periodically, entered into Qualified Exchange Accommodation Agreements with third parties to meet the like-kind exchange requirements of Section 1031 of the Internal Revenue Code1986, as amended (the “Code”) and the provisions of Revenue Procedure 2000-37. In accordance with these provisions, the Company was permitted to deposit proceeds from the sale of assets into escrow accounts for the purpose of acquiring other assets and qualifying for the temporary deferral of taxable gains realized. Consequently, the Company established escrow accounts with financial institutions for the deposit of funds received on sales of equipment, which were designated for replacement property within a specified period of time. As of December 31, 2017, the Company had $3.3 million deposited in a like-kind exchange escrow account. During the nine months ended September 30, 2018, the Company used $2.8 million of the balance to make a final payment on a S92 heavy helicopter which completed the like-kind exchange transaction, and the remaining $0.5 million was returned to the Company.

4.	ACQUISITIONS AND DISPOSITIONS
Capital Expenditures. During the nine months ended September 30, 2018, capital expenditures were $7.7 million and consisted primarily of helicopter acquisitions, spare helicopter parts, and leasehold improvements. During the nine months ended September 30, 2018 and 2017, the Company capitalized interest of $0.1 million and $0.5 million, respectively. As of September 30, 2018 and December 31, 2017, construction in progress, which is a component of property and equipment, included capitalized interest of $0.7 million and $1.9 million, respectively. A summary of changes to the Company’s operating helicopter fleet is as follows:
Equipment Additions - During the nine months ended September 30, 2018, the Company placed one S92 heavy helicopter into service. During the nine months ended September 30, 2017, the Company placed two AW189 heavy helicopters and one S92 heavy helicopter into service. The Company places helicopters in service once completion work has been finalized and the helicopters are ready for use.
Equipment Dispositions - During the nine months ended September 30, 2018, the Company sold or otherwise disposed of twenty helicopters, two operating facilities, and related property and equipment for proceeds of $29.5 million and receivables of $14.3 million, payable over a two year period, resulting in gains of $2.3 million.

Included in the proceeds of $29.5 million was $1.2 million related to the sales-type leases of five H225 heavy helicopters, for which a $3.6 million loss was recognized at the lease commencement.

During the nine months ended September 30, 2017, the Company sold or otherwise disposed of property and equipment for proceeds of $5.7 million and recognized gains of $5.0 million.

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
The Company’s condensed consolidated balance sheets at September 30, 2018 and December 31, 2017 include assets of Aeróleo totaling $11.4 million and $11.5 million, respectively. The distribution of these assets to Era Group and its subsidiaries other than Aeróleo is subject to restrictions. The Company’s condensed consolidated balance sheets at September 30, 2018 and December 31, 2017 include liabilities of Aeróleo of $4.9 million and $7.6 million, respectively. The creditors for such liabilities do not have recourse to Era Group or its subsidiaries other than Aeróleo.

6.	INCOME TAXES
During the three months ended September 30, 2018, the Company recorded an income tax expense of $7.9 million, of which $3.0 million is current tax expense, resulting in an effective tax rate of 20.3%. During the three months ended September 30, 2017, the Company recorded an income tax benefit of $45.2 million, resulting in an effective tax rate of 35.7%.
During the nine months ended September 30, 2018, the Company recorded an income tax expense of $4.5 million, resulting in an effective tax rate of 20.3%. During the nine months ended September 30, 2017, the Company recorded an income tax benefit of $48.1 million, resulting in an effective tax rate of 34.5%.
During the nine months ended September 30, 2018, and 2017, there were no new uncertain tax positions identified. The Company’s 2015 federal income tax return is currently under examination by the Internal Revenue Service.
Amounts accrued for interest and penalties associated with unrecognized income tax benefits are included in other expense on the condensed consolidated statements of operations. As of September 30, 2018 and December 31, 2017, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $0.1 million.
As of September 30, 2018, the Company considers the accounting for the transition tax and other items to remain incomplete due to the forthcoming guidance and its ongoing analysis of its tax positions. As of September 30, 2018, the Company has not elected an accounting policy for the newly enacted global intangible low-taxed income (“GILTI”). Recent FASB guidance indicates that accounting for GILTI either as part of deferred taxes or as a period cost are both applicable methods. Once further information is gathered and interpretation and analysis of the tax legislation evolves, the Company will make an appropriate accounting election. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

7.	LONG-TERM DEBT
The Company’s borrowings as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018	December 31, 2017
7.750% Senior Notes (excluding unamortized discount)	$144,828	$144,828
Senior secured revolving credit facility	—	39,000
Promissory notes	20,395	21,642
Other	495	2,976
Total principal balance on borrowings	165,718	208,446
Portion due within one year	(2,158)	(2,736)
Unamortized debt issuance costs	(1,803)	(2,067)
Unamortized discount, net	(1,281)	(1,469)
Long-term debt	$160,476	$202,174
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
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at Era Group’s election, either a base rate or LIBOR, each as defined in the Revolving Credit Facility, plus an applicable margin. The applicable margin is based on the Company’s ratio of funded debt to EBITDA, as defined in the Revolving Credit Facility, and ranges from 1.25% to 2.50% on the base rate margin and 2.25% to 3.50% on the LIBOR margin and has increased by 50 basis points at each tier from the previous amendment. The applicable margin as of September 30, 2018 was 1.50% on the base rate margin and 2.50% on the LIBOR margin. In addition, the Company is required to pay a quarterly commitment fee based on the unfunded portion of the committed amount at a rate based on the Company’s ratio of funded debt to EBITDA, as defined in the Revolving Credit Facility, that ranges from 0.375% to 0.500%. As of September 30, 2018, the commitment fee was 0.375%.
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
As of September 30, 2018, Era Group had no outstanding borrowings under the Revolving Credit Facility and issued letters of credit of $1.1 million. In connection with Amendment No. 4 entered into in 2018, the Company wrote off previously incurred debt issuance costs of $0.4 million and incurred additional debt issuance costs of $1.3 million. Such costs are included in other assets on the condensed consolidated balance sheets and are amortized to interest expense in the condensed consolidated statements of operations over the life of the Revolving Credit Facility.
Aeróleo Debt. During the nine months ended September 30, 2018, the Company did not enter into any new debt arrangements in Brazil. During the nine months ended September 30, 2017, the Company settled certain tax disputes for installment payments in Brazil totaling $0.2 million. Such amounts are included in other debt in the table above and bear interest at a rate equal to the overnight rate as published by the Central Bank of Brazil.
During 2017, the Company settled certain tax disputes in Brazil under the Tax Regularization Settlement Special Program (known as Programa Especial de Regularização Tributária or “PERT”) and has agreed to make installment payments on the amounts due to the applicable taxing authorities. The installments are payable in Brazilian reals, and bear interest at a rate equal to the overnight rate as published by the Central Bank of Brazil and will be paid over the next ten months as of September 30, 2018. Such amounts are included in other debt in the table above. During the nine months ended September 30, 2018, the Company made payments, including scheduled payments, of $2.3 million.
Promissory Notes. During the nine months ended September 30, 2018 and 2017, the Company made scheduled payments on other long-term debt of $1.2 million and $1.2 million, respectively. During the nine months ended September 30, 2018, the Company amended the promissory notes to remove one helicopter and add two helicopters for a total of three helicopters providing cross-collateralization such that each helicopter now secures both promissory notes.

8.	COMMITMENTS AND CONTINGENCIES
Fleet. During the nine months ended September 30, 2018, the Company canceled two helicopter purchase agreements and recognized $0.5 million of penalties on cancellation.
The Company’s unfunded capital commitments as of September 30, 2018 consisted primarily of agreements to purchase helicopters and totaled $82.3 million, which is payable beginning in 2019 and through 2020. The Company also had $1.3 million of deposits paid on options not yet exercised. All of the Company’s capital commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability other than aggregate liquidated damages of $2.1 million.
Included in these commitments are orders to purchase three AW189 heavy helicopters and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered in 2019 and 2020. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company had outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery in 2020 and 2021.
Brazilian Tax Disputes. The Company is disputing assessments of approximately $9.6 million in taxes, penalties and interest levied by the municipal authorities of Rio de Janeiro (for the period between 2000 to 2005), Macaé (for the period between 2001 to 2006), and Cabo Frio (for the period 2012) (collectively, the “Municipal Assessments”). The Company believes that, based on its interpretation of tax legislation supported by clarifying guidance provided by the Supreme Court of Brazil with respect to the issue in a 2006 ruling, it is in compliance with all applicable tax legislation, has paid all applicable taxes, penalties and interest and plans to defend these claims vigorously at the administrative levels in each jurisdiction. In the event the Municipal Assessments are upheld at the last administrative level, it may be necessary for the Company to deposit the amounts at issue as security to pursue further appeals. At September 30, 2018, it is not possible to determine the outcome of the Municipal Assessments, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations. In addition, it is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for any subsequent periods.
The Company is disputing responsibility for $2.5 million of employer social security contributions required to have been remitted by one of its customers relating to the period from 1995 to 1998. Although the Company may be deemed co-responsible for such remittances under the local regulatory regime, the customer’s payments to the Company against presented invoices were made net of the specific remittances required to have been made by the customer and at issue in the claim. As such, the Company plans to defend this claim vigorously. At September 30, 2018, it is not possible to determine the outcome of this matter, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
The Company is disputing certain penalties that are being assessed by the State of Rio de Janeiro in respect of the Company’s alleged failure to submit accurate documentation and to fully comply with filing requirements with respect to certain value-added taxes. The Company elected to make payments of $0.2 million in installments over time to satisfy a portion of these penalties. Upon confirming with the asserting authority that the originally proposed penalties of $1.6 million with respect to the balance of the assessments were calculated based on amounts containing a typographical error, the aggregate penalties that remain in dispute total $0.5 million. At September 30, 2018, it is not possible to determine the outcome of this matter, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.

The Company is disputing the imposition of $0.2 million in fines levied by the Brazilian customs authorities. These fines relate to the Company’s alleged failure to comply with certain deadlines under the temporary regime pursuant to which it imports helicopters into Brazil. In order to dispute such fines and pursue its legal remedies within the judicial system, the Company deposited certain amounts at issue as security into an escrow account with the presiding judge in the matters who controls the release of such funds pending the outcome. The Company believes its documentation evidences its timely compliance with the relevant deadlines. As such, the Company plans to defend these claims vigorously. At September 30, 2018, it is not possible to determine the outcome of these matters, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
The Company is disputing fines of $0.3 million sought by taxing authorities in Brazil following the final adjudication to disallow certain tax credits applied by the Company to offset certain social tax liabilities.  The fine is calculated as 50% of the incremental tax liability resulting from the disallowance of the tax credits and has been applied without taking into account the circumstances relating to the disallowance of such tax credits.  The constitutionality of such fines is under review by the Supreme Court in Brazil.  There are a number of cases in which taxpayers have received favorable rulings due to the lack of constitutionality of the law.  As such, the Company plans to defend this claim vigorously.  At September 30, 2018, it is not possible to determine the outcome, but the Company does not expect that it would have a material adverse impact on its business, financial position or results of operations.
The Company is disputing contingent fees of $0.5 million sought by its former tax consultant that have been calculated based on unrealized tax savings attributed to the consultant’s suggested tax strategies. The Company contends that fees are due only upon realized tax savings. At September 30, 2018, it is not possible to determine the outcome of these matters, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
In the normal course of business, the Company may become involved in various employment-related litigation matters.   At September 30, 2018, it is not possible to determine the outcome of several of these claims wherein an aggregate amount equal to the Company’s established accrual is being sought.  The Company does not expect that the outcome with respect to such claims would have a material adverse effect on its business, financial position or results of operations.
The Company is also disputing claims from the Brazilian tax authorities with respect to federal customs taxes levied upon the helicopters leased by the Company and imported into Brazil under a temporary regime and subject to reexport. In order to dispute such assessments and pursue its available legal remedies within the judicial system, the Company deposited the amounts at issue as security into an escrow account that serves as security and with the presiding judge in the matters controlling the release of such funds. The Company believes that, based on its interpretation of tax legislation and well established aviation industry practice, it is not required to pay such taxes and plans to defend these claims vigorously. At September 30, 2018, it is not possible to determine the outcome of this matter, but the Company does not expect that the outcome would have a material adverse effect on its business, financial position or results of operations.
As it relates to the specific cases referred to above, the Company currently anticipates that any administrative fine or penalty ultimately would not have a material effect on its business, financial position or results of operations. The Company has deposited $6.7 million into escrow accounts controlled by the court with respect to certain of the cases described above and has fully reserved such amounts subject to final determination and the judicial release of such escrow deposits. These estimated liabilities are based on the Company’s assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intentions and experience.
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
Computations of basic and diluted earnings per common share of the Company for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) attributable to Era Group Inc.	$31,289	$(81,448)	$19,716	$(89,855)
Less: Net income attributable to participating securities	714	—	425	—
Net income (loss) attributable to fully vested common stock	$30,575	$(81,448)	$19,291	$(89,855)

Weighted average common shares outstanding:
Basic	21,215,576	20,844,376	21,139,212	20,715,686
Diluted(1)	21,239,189	20,844,376	21,156,466	20,715,686
Income (loss) per common share:
Basic	$1.44	$(3.91)	$0.91	$(4.34)
Diluted	$1.44	$(3.91)	$0.91	$(4.34)
____________________

(1)
Excludes weighted average common shares of 224,769 and 275,824 for the three months ended September 30, 2018 and 2017, respectively, and 223,921 and 278,740 for the nine months ended September 30, 2018 and 2017, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.

10.	REVENUES
The Company derives its revenues primarily from oil and gas flight services, emergency response services and leasing activities. Revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The following table presents the Company’s operating revenues disaggregated by geographical region in which services are provided:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating revenues:
United States	$38,229	$41,989	$117,673	$112,862
Foreign	13,665	16,764	43,443	48,215
Total operating revenues	$51,894	$58,753	$161,116	$161,077
The following table presents the Company’s revenues earned by service line:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Oil and gas flight services:
U.S.	$35,473	$36,567	$109,778	$98,914
International	13,665	16,764	43,443	48,215
Total oil and gas	49,138	53,331	153,221	147,129
Emergency response services	2,756	2,487	7,895	8,877
Flightseeing	—	2,935	—	5,071
Total operating revenues	$51,894	$58,753	$161,116	$161,077
Dry-leasing revenues:
U.S.	1,142	486	2,984	1,015
International	1,574	2,146	5,560	11,698
Total revenues	$54,610	$61,385	$169,660	$173,790
The Company determines revenue recognition by applying the following steps:

1.	Identify the contract with a customer;

2.	Identify the performance obligations in the contract;

3.	Determine the transaction price;

4.	Allocate the transaction price to the performance obligations; and

5.	Recognize revenue as the performance obligations are satisfied.
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
The Company leases office space from SEACOR Holdings Inc. (“SEACOR”) whose CEO is Chairman of the Company’s board of directors. During each of the three months ended September 30, 2018 and 2017, the Company incurred $0.1 million in rent and utilities, and during each of the nine months ended September 30, 2018 and 2017, the Company incurred $0.3 million in rent and utilities. Such costs are included in administrative and general expense in the condensed consolidated statements of operations.
The Company purchased products and services from its Dart Holding Company Ltd. (“Dart”) joint venture totaling $0.4 million and $0.1 million during the three months ended September 30, 2018 and 2017, respectively. The Company purchased products from Dart totaling $1.7 million and $0.4 million during the nine months ended September 30, 2018 and 2017, respectively. The Company also has a note receivable from Dart which had balances of $2.4 million and $2.9 million as of September 30, 2018 and December 31, 2017, respectively. Purchases from Dart are included in operating expenses on the consolidated statements of income, and the note receivable is included in equity investments and advances on the consolidated balance sheets.
During the three months ended September 30, 2018, the Company received dividends of $1.0 million from Dart.
During the three months ended September 30, 2018 and 2017, the Company incurred fees of less than $0.1 million and $0.1 million, respectively, for simulator services from its Era Training Center, LLC (“ETC”) joint venture, and during each of the three months ended September 30, 2018 and 2017, the Company provided helicopter, management and other services to ETC of less than $0.1 million. During the nine months ended September 30, 2018 and 2017, the Company incurred fees of $0.2 million and $0.5 million, respectively, for simulator services from ETC, and during each of the nine months ended September 30, 2018 and 2017 the Company provided helicopter, management and other services to ETC of $0.1 million and $0.2 million, respectively. Revenues from ETC are recorded in operating revenues, and expenses incurred are recorded in operating expenses on the consolidated statements of operations.
During the three months ended September 30, 2018, the Company entered into an agreement to dissolve ETC in exchange for the settlement of an existing promissory note with an outstanding principal amount of $3.6 million by acquiring the assets of the joint venture. The agreement included the sale of three simulators to the Company for $2.9 million, partial ownership in a fourth simulator for $0.4 million and a note receivable from the Company’s partner in ETC for $0.4 million.

12.	SHARE-BASED COMPENSATION
Restricted Stock Awards. The number of shares and weighted average grant price of restricted stock awards during the nine months ended September 30, 2018 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested as of December 31, 2017	382,873	$12.68
Restricted stock awards granted:
Non-employee directors	37,272	$9.00
Employees	291,599	$9.00
Vested	(201,059)	$14.05
Forfeited	(500)	$9.66
Non-vested as of September 30, 2018	510,185	$9.77
The total fair value of shares vested during the nine months ended September 30, 2018 and 2017, determined using the closing price on the grant date, was $2.8 million and $4.7 million, respectively.
Stock Options. The Company did not grant any stock options during the nine months ended September 30, 2018.

Employee Stock Purchase Plan (“ESPP”). During the nine months ended September 30, 2018, the Company issued 114,385 shares under the ESPP. As of September 30, 2018, 222,378 shares remain available for issuance under the ESPP.
Total share-based compensation expense, which includes stock options, restricted stock and the ESPP, was $2.2 million and $3.6 million for the nine months ended September 30, 2018 and 2017, respectively.

13.	GUARANTORS OF SECURITIES
On December 7, 2012, Era Group issued the 7.750% Senior Notes. Era Group’s payment obligations under the 7.750% Senior Notes are jointly and severally guaranteed by all of its existing 100% owned U.S. subsidiaries that guarantee the Revolving Credit Facility and any future U.S. subsidiaries that guarantee the Revolving Credit Facility or other material indebtedness Era
Group may incur in the future (the “Guarantors”). All Guarantors currently guarantee the Revolving Credit Facility, and the guarantees of the Guarantors are full and unconditional and joint and several.
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

Supplemental Condensed Consolidating Balance Sheet as of September 30, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$46,351	$—	$1,280	$—	$47,631
Receivables:
Trade, operating, net of allowance for doubtful accounts of $854	—	29,135	6,520	—	35,655
Trade, dry-leasing	—	3,833	—	—	3,833
Tax receivable	—	—	3,117	—	3,117
Other	—	2,154	547	—	2,701
Inventories, net	—	20,124	33	—	20,157
Prepaid expenses	501	1,560	306	—	2,367
Total current assets	46,852	56,806	11,803	—	115,461
Property and equipment	—	910,730	16,747	—	927,477
Accumulated depreciation	—	(311,342)	(3,394)	—	(314,736)
Property and equipment, net	—	599,388	13,353	—	612,741
Equity investments and advances	—	26,600	—	—	26,600
Investments in consolidated subsidiaries	165,005	—	—	(165,005)	—
Intangible assets	—	—	1,111	—	1,111
Deferred income taxes	21,185	—	—	(21,185)	—
Intercompany receivables	375,131	—	—	(375,131)	—
Other assets	1,398	16,939	84	—	18,421
Total assets	$609,571	$699,733	$26,351	$(561,321)	$774,334
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$130	$8,606	$1,702	$—	$10,438
Accrued wages and benefits	—	7,008	1,597	—	8,605
Accrued interest	3,337	67	—	—	3,404
Accrued income taxes	2,970	—	23	—	2,993
Accrued other taxes	244	1,791	361	—	2,396
Accrued contingencies	—	—	1,014	—	1,014
Current portion of long-term debt	—	1,663	495	—	2,158
Other current liabilities	817	199	17	—	1,033
Total current liabilities	7,498	19,334	5,209	—	32,041
Long-term debt	133,743	26,733	—	—	160,476
Deferred income taxes	—	128,073	1,250	(21,185)	108,138
Intercompany payables	—	322,117	53,047	(375,164)	—
Other liabilities	—	1,753	—	—	1,753
Total liabilities	141,241	498,010	59,506	(396,349)	302,408
Redeemable noncontrolling interest	—	3	3,453	—	3,456
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,761,823 outstanding, exclusive of treasury shares	219	—	—	—	219
Additional paid-in capital	447,014	100,305	4,562	(104,868)	447,013
Retained earnings	24,048	101,305	(41,170)	(60,104)	24,079
Treasury shares, at cost, 215,141 shares	(2,951)	—	—	—	(2,951)
Accumulated other comprehensive income, net of tax		110	—	—	110
Total equity	468,330	201,720	(36,608)	(164,972)	468,470
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$609,571	$699,733	$26,351	$(561,321)	$774,334

Supplemental Condensed Consolidating Balance Sheet as of December 31, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$10,800	$—	$2,783	$—	$13,583
Receivables:
Trade, operating, net of allowance for doubtful accounts of $1,196	—	27,968	5,872	—	33,840
Trade, dry-leasing	—	5,124	—	—	5,124
Tax receivables	—	—	2,829	—	2,829
Other	—	1,126	497	—	1,623
Inventories, net	—	20,746	366	—	21,112
Prepaid expenses	349	721	133	—	1,203
Escrow deposits	—	3,250	—	—	3,250
Total current assets	11,149	58,935	12,480	—	82,564
Property and equipment	—	956,918	16,024	—	972,942
Accumulated depreciation	—	(296,573)	(2,455)	—	(299,028)
Net property and equipment	—	660,345	13,569	—	673,914
Equity investments and advances	—	30,056	—	—	30,056
Investments in consolidated subsidiaries	161,350	—	—	(161,350)	—
Intangible assets	—	—	1,122	—	1,122
Deferred income taxes	19,600	—	—	(19,600)	—
Intercompany receivables	426,806	—	—	(426,806)	—
Other assets	1,011	3,370	60	—	4,441
Total assets	$619,916	$752,706	$27,231	$(607,756)	$792,097
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$638	$13,655	$2,128	$—	$16,421
Accrued wages and benefits	—	6,804	1,460	—	8,264
Accrued interest	549	57	—	—	606
Accrued income taxes	—	24	4	—	28
Accrued other taxes	18	1,192	600	—	1,810
Accrued contingencies	—	—	859	—	859
Current portion of long-term debt	—	1,663	1,073	—	2,736
Other current liabilities	848	835	37	—	1,720
Total current liabilities	2,053	24,230	6,161	—	32,444
Long-term debt	172,292	27,979	1,903	—	202,174
Deferred income taxes	—	124,948	1,250	(19,600)	106,598
Intercompany payables	—	381,660	45,146	(426,806)	—
Other liabilities	—	1,435	(1)	—	1,434
Total liabilities	174,345	560,252	54,459	(446,406)	342,650
Redeemable noncontrolling interest	—	4	3,762	—	3,766
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,319,150 shares outstanding, exclusive of treasury shares	215	—	—	—	215
Additional paid-in capital	443,944	100,306	4,562	(104,868)	443,944
Retained earnings	4,363	92,034	(35,552)	(56,482)	4,363
Treasury shares, at cost, 215,141 shares	(2,951)	—	—	—	(2,951)
Accumulated other comprehensive income, net of tax	—	110	—	—	110
Total equity	445,571	192,450	(30,990)	(161,350)	445,681
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$619,916	$752,706	$27,231	$(607,756)	$792,097

Supplemental Condensed Consolidating Statements of Operations for the Three Months Ended September 30, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$48,631	$13,623	$(7,644)	$54,610
Costs and expenses:
Operating	—	29,888	14,302	(7,677)	36,513
Administrative and general	901	6,957	979	—	8,837
Depreciation	—	9,316	225	—	9,541
Total costs and expenses	901	46,161	15,506	(7,677)	54,891
Losses on asset dispositions, net	—	(148)	—	—	(148)
Litigation settlement proceeds	42,000	—	—	—	42,000
Operating income (loss)	41,099	2,322	(1,883)	33	41,571
Other income (expense):
Interest income	171	448	113	—	732
Interest expense	(3,330)	(204)	(15)	—	(3,549)
Foreign currency losses, net	(10)	(16)	(68)	—	(94)
Other, net	—	21	(6)	—	15
Total other income (expense)	(3,169)	249	24	—	(2,896)
Income (loss) before income taxes and equity earnings	37,930	2,571	(1,859)	33	38,675
Income tax expense	3,928	3,933	—	—	7,861
Income (loss) before equity earnings	34,002	(1,362)	(1,859)	33	30,814
Equity in earnings (losses) of subsidiaries	(2,747)	465	—	2,747	465
Net income (loss)	31,255	(897)	(1,859)	2,780	31,279
Net loss attributable to noncontrolling interest in subsidiary	—	—	10	—	10
Net income (loss) attributable to Era Group Inc.	$31,255	$(897)	$(1,849)	$2,780	$31,289

Supplemental Condensed Consolidating Statements of Operations for the Three Months Ended September 30, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$51,919	$16,729	$(7,263)	$61,385
Costs and expenses:
Operating	—	35,826	15,424	(7,263)	43,987
Administrative and general	2,305	7,306	1,317	—	10,928
Depreciation	—	11,851	252	—	12,103
Total costs and expenses	2,305	54,983	16,993	(7,263)	67,018
Gains on asset dispositions, net	—	(122)	—	—	(122)
Loss on impairment	—	(116,586)	(432)	—	(117,018)
Operating income (loss)	(2,305)	(119,772)	(696)	—	(122,773)
Other income (expense):
Interest income	47	102	57	—	206
Interest expense	(3,838)	(170)	(89)	—	(4,097)
Foreign currency gains (losses), net	66	85	(139)	—	12
Other, net	—	(1)	(32)	—	(33)
Total other income (expense)	(3,725)	16	(203)	—	(3,912)
Income (loss) before income taxes and equity earnings	(6,030)	(119,756)	(899)	—	(126,685)
Income tax expense (benefit)	(2,114)	(43,276)	153	—	(45,237)
Income (loss) before equity earnings	(3,916)	(76,480)	(1,052)	—	(81,448)
Equity earnings, net of tax	—	233	—	—	233
Equity in earnings (losses) of subsidiaries	(77,532)	—	—	77,532	—
Net income (loss)	(81,448)	(76,247)	(1,052)	77,532	(81,215)
Net loss attributable to noncontrolling interest in subsidiary	—	—	(233)	—	(233)
Net income (loss) attributable to Era Group Inc.	$(81,448)	$(76,247)	$(1,285)	$77,532	$(81,448)

Supplemental Condensed Consolidating Statements of Operations for the Nine Months Ended September 30, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$148,512	$42,252	$(21,104)	$169,660
Costs and expenses:
Operating	—	92,317	43,325	(21,137)	114,505
Administrative and general	14,087	18,182	3,445	—	35,714
Depreciation	—	29,283	728	—	30,011
Total costs and expenses	14,087	139,782	47,498	(21,137)	180,230
Gains on asset dispositions, net	—	2,269	—	—	2,269
Litigation settlement proceeds	42,000	—	—	—	42,000
Operating income (loss)	27,913	10,999	(5,246)	33	33,699
Other income (expense):
Interest income	180	878	166	—	1,224
Interest expense	(10,925)	(595)	(126)	—	(11,646)
Foreign currency losses, net	(66)	(141)	(888)	—	(1,095)
Gain on debt extinguishment	—	—	175	—	175
Other, net	—	31	(10)	—	21
Total other income (expense)	(10,811)	173	(683)	—	(11,321)
Income (loss) before income taxes and equity earnings	17,102	11,172	(5,929)	33	22,378
Income tax expense	1,075	3,474	—	—	4,549
Income (loss) before equity earnings	16,027	7,698	(5,929)	33	17,829
Equity in earnings (losses) of subsidiaries	3,655	1,577	—	(3,655)	1,577
Net income (loss)	19,682	9,275	(5,929)	(3,622)	19,406
Net loss attributable to noncontrolling interest in subsidiary	—	—	310	—	310
Net income (loss) attributable to Era Group Inc.	$19,682	$9,275	$(5,619)	$(3,622)	$19,716

Supplemental Condensed Consolidating Statements of Operations for the Nine Months Ended September 30, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$151,550	$46,132	$(23,892)	$173,790
Costs and expenses:
Operating	—	98,117	48,854	(23,892)	123,079
Administrative and general	5,280	21,648	4,283	—	31,211
Depreciation	—	34,898	737	—	35,635
Total costs and expenses	5,280	154,663	53,874	(23,892)	189,925
Gains on asset dispositions, net	—	5,048	—	—	5,048
Loss on impairment	—	(116,586)	(432)		(117,018)
Operating income (loss)	(5,280)	(114,651)	(8,174)	—	(128,105)
Other income (expense):
Interest income	96	320	225	—	641
Interest expense	(10,800)	(627)	(193)	—	(11,620)
Foreign currency gains (losses), net	220	253	(569)	—	(96)
Other, net	—	—	(29)	—	(29)
Total other income (expense)	(10,484)	(54)	(566)	—	(11,104)
Income (loss) before income taxes and equity earnings	(15,764)	(114,705)	(8,740)	—	(139,209)
Income tax expense (benefit)	(5,297)	(43,282)	513	—	(48,066)
Income (loss) before equity earnings	(10,467)	(71,423)	(9,253)	—	(91,143)
Equity earnings, net of tax	—	1,069	—	—	1,069
Equity in earnings (losses) of subsidiaries	(79,388)	—	—	79,388	—
Net income (loss)	(89,855)	(70,354)	(9,253)	79,388	(90,074)
Net loss attributable to noncontrolling interest in subsidiary	—	—	219	—	219
Net income (loss) attributable to Era Group Inc.	$(89,855)	$(70,354)	$(9,034)	$79,388	$(89,855)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended September 30, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$31,255	$(897)	$(1,859)	$2,780	$31,279
Comprehensive income (loss)	31,255	(897)	(1,859)	2,780	31,279
Comprehensive income attributable to noncontrolling interest in subsidiary	—	—	10	—	10
Comprehensive income (loss) attributable to Era Group Inc.	$31,255	$(897)	$(1,849)	$2,780	$31,289

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended September 30, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(81,448)	$(76,247)	$(1,052)	$77,532	$(81,215)
Comprehensive income (loss)	(81,448)	(76,247)	(1,052)	77,532	(81,215)
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	—	(233)	—	(233)
Comprehensive income (loss) attributable to Era Group Inc.	$(81,448)	$(76,247)	$(1,285)	$77,532	$(81,448)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Nine Months Ended September 30, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$19,682	$9,275	$(5,929)	$(3,622)	$19,406
Other comprehensive loss:
Foreign currency translation adjustments	—	(5)	—	—	(5)
Total other comprehensive loss	—	(5)	—	—	(5)
Comprehensive income (loss)	19,682	9,270	(5,929)	(3,622)	19,401
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	—	310	—	310
Comprehensive income (loss) attributable to Era Group Inc.	$19,682	$9,270	$(5,619)	$(3,622)	$19,711

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Nine Months Ended September 30, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(89,855)	$(70,354)	$(9,253)	$79,388	$(90,074)
Other comprehensive loss:
Foreign currency translation adjustments	—	(2)	—	—	(2)
Total other comprehensive loss	—	(2)	—	—	(2)
Comprehensive income (loss)	(89,855)	(70,356)	(9,253)	79,388	(90,076)
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	—	219	—	219
Comprehensive income (loss) attributable to Era Group Inc.	$(89,855)	$(70,356)	$(9,034)	$79,388	$(89,857)

Supplemental Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by provided by operating activities	$35,550	$13,319	$1,483	$—	$50,352
Cash flows from investing activities:
Purchases of property and equipment	—	(7,461)	(225)	—	(7,686)
Proceeds from disposition of property and equipment	—	29,520	—	—	29,520
Dividends received from equity investees	—	1,000	—	—	1,000
Principal payments on notes due from equity investees	—	401	—	—	401
Principal payments on third party notes receivable	—	620	—	—	620
Net cash used in investing activities	—	24,080	(225)	—	23,855
Cash flows from financing activities:
Long-term debt issuance costs	—	—	—	(1,295)	(1,295)
Payments on long-term debt	—	(1,247)	(2,315)	(39,000)	(42,562)
Proceeds from share award plans	—	—	—	893	893
Borrowings and repayments of intercompany debt	—	(39,402)	—	39,402	—
Net cash used in financing activities	—	(40,649)	(2,315)	—	(42,964)
Effects of exchange rate changes on cash and cash equivalents	—	—	(445)	—	(445)
Net increase (decrease) in cash and cash equivalents	35,550	(3,250)	(1,502)	—	30,798
Cash, cash equivalents and restricted cash, beginning of period	10,800	3,250	2,783	—	16,833
Cash, cash equivalents and restricted cash, end of period	$46,350	$—	$1,281	$—	$47,631

Supplemental Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(267)	$17,477	$718	$—	$17,928
Cash flows from investing activities:
Purchases of property and equipment	—	(13,013)	(108)	—	(13,121)
Proceeds from disposition of property and equipment	—	5,690	—	—	5,690
Investments in and advances to equity investees	—	(126)	—	—	(126)
Principal payments on notes due from equity investees	—	564	—	—	564
Principal payments on third party notes receivable	—	94	—	—	94
Net cash provided by (used in) investing activities	—	(6,791)	(108)	—	(6,899)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	—	—	—	9,000	9,000
Payments on long-term debt	—	(1,247)	(498)	(23,000)	(24,745)
Proceeds from share award plans	—	—	—	836	836
Purchase of treasury shares	—	—	—	(52)	(52)
Borrowings and repayments of intercompany debt	—	(13,216)	—	13,216	—
Net cash used in financing activities	—	(14,463)	(498)	—	(14,961)
Effects of exchange rate changes on cash and cash equivalents	27	—	74	—	101
Net increase (decrease) in cash and cash equivalents	(240)	(3,777)	186	—	(3,831)
Cash, cash equivalents and restricted cash, beginning of period	25,474	3,777	1,476	—	30,727
Cash, cash equivalents and restricted cash, end of period	$25,234	$—	$1,662	$—	$26,896

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017, included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Overview
We are one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the U.S., which is our primary area of operations. Our helicopters are primarily used to transport personnel to, from and between offshore oil and gas production platforms, drilling rigs and other installations. In addition to serving the oil and gas industry, we provide emergency response services and utility services, among other activities. We also provide helicopters and related services to third-party helicopter operators. We currently have customers in the U.S., Argentina, Brazil, Colombia, the Dominican Republic, India, Mexico, and Spain.
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
Recent Developments
On September 12, 2018, the Company entered into a new teaming agreement for the North Sea region in Europe with Bel Air Aviation, the only Danish owned offshore helicopter company servicing the oil and gas and offshore wind markets. The cooperation will combine Bel Air Aviation’s operating expertise in the North Sea Region with more flexible fleet solutions afforded by our large and diverse helicopter fleet.

Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	(in thousands)%		(in thousands)%		(in thousands)%		(in thousands)%
Revenues:
United States	$39,371	72	$42,475	69	$120,657	71	$113,877	66
Foreign	15,239	28	18,910	31	49,003	29	59,913	34
Total revenues	54,610	100	61,385	100	169,660	100	173,790	100
Costs and Expenses:
Operating:
Personnel	13,935	26	16,096	26	41,716	25	47,195	27
Repairs and maintenance	10,823	20	15,296	25	36,125	21	39,309	23
Insurance and loss reserves	1,244	2	1,303	2	3,893	2	3,723	2
Fuel	3,695	7	3,219	5	11,056	7	8,880	5
Leased-in equipment	51	—	272	—	584	—	846	—
Other	6,765	12	7,801	13	21,131	12	23,126	13
Total operating expenses	36,513	67	43,987	71	114,505	67	123,079	70
Administrative and general	8,837	16	10,928	18	35,714	21	31,211	18
Depreciation and amortization	9,541	17	12,103	20	30,011	18	35,635	21
Total costs and expenses	54,891	100	67,018	109	180,230	106	189,925	109
Gains (losses) on asset dispositions, net	(148)	—	(122)	—	2,269	1	5,048	3
Litigation settlement proceeds	42,000	77	—	—	42,000	25	—	—
Loss on impairment	—	—	(117,018)	(191)	—	—	(117,018)	(67)
Operating income (loss)	41,571	76	(122,773)	(200)	33,699	20	(128,105)	(74)
Other income (expense):
Interest income	732	1	206	—	1,224	1	641	—
Interest expense	(3,549)	(6)	(4,097)	(7)	(11,646)	(7)	(11,620)	(7)
Foreign currency gains (losses), net	(94)	—	12	—	(1,095)	(1)	(96)	—
Gain on debt extinguishment	—	—	—	—	175	—	—	—
Other, net	15	—	(33)	—	21	—	(29)	—
Total other income (expense)	(2,896)	(5)	(3,912)	(7)	(11,321)	(7)	(11,104)	(7)
Income (loss) before income taxes and equity earnings	38,675	71	(126,685)	(206)	22,378	13	(139,209)	(80)
Income tax expense (benefit)	7,861	14	(45,237)	(74)	4,549	3	(48,066)	(28)
Income (loss) before equity earnings	30,814	57	(81,448)	(132)	17,829	10	(91,143)	(52)
Equity earnings, net of tax	465	1	233	—	1,577	1	1,069	1
Net income (loss)	31,279	58	(81,215)	(132)	19,406	11	(90,074)	(51)
Net loss (income) attributable to noncontrolling interest in subsidiary	10	—	(233)	—	310	—	219	—
Net income (loss) attributable to Era Group Inc.	$31,289	57	$(81,448)	(133)	$19,716	12	$(89,855)	(52)

Revenues by Service Line. The table below sets forth the revenues earned by service line for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	(in thousands)%		(in thousands)%		(in thousands)%		(in thousands)%
Revenues:
Oil and gas: (1)
U.S.	$35,473	65	$36,567	60	$109,778	65	$98,914	57
International	13,665	25	16,764	27	43,443	25	48,215	28
Total oil and gas	49,138	90	53,331	87	153,221	90	147,129	85
Dry-leasing (2)	2,716	5	2,632	4	8,544	5	12,713	7
Emergency response services(3)	2,756	5	2,487	4	7,895	5	8,877	5
Flightseeing	—	—	2,935	5	—	—	5,071	3
	$54,610	100	$61,385	100	$169,660	100	$173,790	100
____________________

(1)	Primarily oil and gas activities, but also includes revenues from utility services, such as firefighting, and VIP transport.

(2)
Includes property rental income for the three and nine months ended September 30, 2017 of approximately $0.1 million and $0.3 million, respectively, that was previously included in emergency response services and oil and gas service lines.

(3)	Includes search and rescue and air medical services.

Current Quarter compared to Prior Year Quarter
Operating Revenues. Operating revenues were $6.8 million lower in the three months ended September 30, 2018 (the “Current Quarter”) compared to the three months ended September 30, 2017 (the “Prior Year Quarter”).
Operating revenues from U.S. oil and gas operations were $1.1 million lower in the Current Quarter. Operating revenues from single engine, light twin, and medium helicopters were $1.6 million, $1.1 million, and $0.6 million lower, respectively, primarily due to lower utilization. These decreases were partially offset by a $2.2 million increase in operating revenues from heavy helicopters primarily due to higher utilization.
Operating revenues from international oil and gas operations were $3.1 million lower in the Current Quarter. Operating revenues in Colombia were $1.5 million lower primarily due to lower utilization. Operating revenues in Brazil were $1.5 million lower primarily due to the weakening of the Brazilian real relative to the U.S. dollar and lower utilization.
Revenues from dry-leasing activities were consistent with the Prior Year Quarter.
Operating revenues from emergency response services were $0.3 million higher in the Current Quarter primarily due to increased charter flights.
Operating revenues from flightseeing activities were $2.9 million lower than the Prior Year Quarter due to the sale of flightseeing assets in the current year.
Operating Expenses. Operating expenses were $7.5 million lower in the Current Quarter. Repairs and maintenance expenses were $4.5 million lower primarily due to a $2.8 million decrease related to the timing of repairs, a $0.8 million decrease related to the return of leased-in helicopters, the recognition of $0.7 million in vendor credits in the Current Quarter, and a $0.2 million decrease in power-by-the-hour (“PBH”) expense. Personnel costs were $2.2 million lower primarily due to a reduction in headcount. Other operating expenses were $1.0 million lower primarily due to the absence of costs related to flightseeing activities and the reversal of a previously reserved deposit following a favorable decision on a Brazilian tax dispute. These decreases were partially offset by a $0.5 million increase in fuel expense primarily due to an increase in the average fuel price.
Administrative and General. Administrative and general expenses were $2.1 million lower in the Current Quarter primarily due to a $2.0 million decrease in professional services fees and a $0.7 million decrease in other taxes related to the correction of immaterial errors in the Prior Year Quarter. These decreases were partially offset by a $0.7 million increase in personnel expenses.
Depreciation and Amortization. Depreciation and amortization expense was $2.6 million lower in the Current Quarter primarily due to the sale of helicopters subsequent to the Prior Year Quarter.
Litigation Settlement Proceeds. Litigation settlement proceeds of $42.0 million related to a settlement in the Current Quarter.
Loss on Impairment. In the Prior Year Quarter, the Company recorded a loss on impairment of $117.0 million related to the Company’s H225 helicopters.
Operating Income (Loss). Operating income as a percentage of revenues was 76% in the Current Quarter compared to operating loss as a percentage of revenues of 200% in the Prior Year Quarter. The increase in operating income as a percentage of revenues was primarily due to the recognition of litigation settlement proceeds in the Current Quarter and the absence of the loss on impairment recorded in the Prior Year Quarter.
Interest Income. Interest income was $0.5 million higher in the Current Quarter primarily due to interest earned on the Company’s sales-type leases.
Interest Expense. Interest expense was $0.5 million lower in the Current Quarter due to lower debt balances.
Income Tax Benefit (Expense). Income tax expense was $7.9 million in the Current Quarter primarily due to the recognition of litigation settlement proceeds. Income tax benefit was $45.2 million in the Prior Year Quarter primarily due to the recognition of the loss on impairment.
Current Nine Months compared to Prior Nine Months
Operating Revenues. Operating revenues were $4.1 million lower in the nine months ended September 30, 2018 (the “Current Nine Months”) compared to the nine months ended September 30, 2017 (the “Prior Nine Months”).
Operating revenues from oil and gas operations in the U.S. were $10.9 million higher in the Current Nine Months. Operating revenues from heavy and medium helicopters were $10.7 million and $4.6 million higher, respectively, primarily due to higher utilization. Operating revenues from single engine and light twin helicopters were $2.5 million and $1.8 million lower, respectively, primarily due to lower utilization.

Operating revenues from international oil and gas operations were $4.8 million lower in the Current Nine Months. Operating revenues in Brazil were $2.7 million lower primarily due to the weakening of the Brazilian real relative to the U.S. dollar and lower utilization. Operating revenues from Colombia were $1.1 million lower primarily due to a short term contract in the Prior Nine Months. Operating revenues in Suriname were $0.9 million lower due to the end of contracts.
Revenues from dry-leasing activities were $4.2 million lower in the Current Nine Months primarily due to $3.7 million of lease return charges on helicopters returned to the Company upon the conclusion of lease contracts in the Prior Nine Months and contracts that have ended. These decreases were partially offset by the recognition of a bankruptcy settlement during the Current Nine Months.
Operating revenues from emergency response services were $1.0 million lower in the Current Nine Months primarily due to the end of air medical contracts in the Prior Nine Months, partially offset by increased charter flights.
Operating revenues from flightseeing activities were $5.1 million lower in the Current Nine Months due to the sale of flightseeing assets.
Operating Expenses. Operating expenses were $8.6 million lower in the Current Nine Months. Personnel costs were $5.5 million lower primarily due to a reduction in headcount. Repairs and maintenance expenses were $3.2 million lower primarily due to a $1.7 million decrease related to the timing of repairs, the recognition of $0.7 million in vendor credits, a $0.4 million credit related to the return of leased-in helicopters, and a $0.4 million decrease in PBH expense. Other operating expenses were $2.0 million lower primarily due to the absence of costs related to flightseeing activities and the reversal of previously reserved deposits following a favorable decision on Brazilian customs and tax disputes during the Current Nine Months. These decreases were partially offset by an increase in fuel expense of $2.2 million primarily due to a higher average fuel price and increased flight hours in oil and gas operations.
Administrative and General. Administrative and general expenses were $4.5 million higher in the Current Nine Months primarily due to an increase of $7.0 million in professional services fees. This increase was partially offset by a $1.1 million decrease in personnel costs primarily due to reductions in headcount and changes in senior management in the Prior Nine Months, a $0.7 million decrease in other taxes related to the correction of immaterial errors in the Prior Nine Months, a $0.3 million decrease related to changes in allowance for doubtful accounts and a $0.4 million decrease related to other expenses.
Depreciation and Amortization. Depreciation and amortization expense was $5.6 million lower in the Current Nine Months primarily due to the sale of helicopters subsequent to the Prior Nine Months.
Gains/(losses) on Asset Dispositions, Net.  In the Current Nine Months, the Company sold its flightseeing assets in Alaska (which consisted of eight single engine helicopters, two operating facilities, and related property and equipment), two additional single engine helicopters, two light twin helicopters, seven heavy helicopters, one medium helicopter and other equipment for proceeds of $29.5 million and receivables of $14.3 million, resulting in net gains of $2.3 million. During the Prior Nine Months, the Company sold or otherwise disposed of a hangar in Alaska, two helicopters, capital parts and other assets for gains of $5.0 million.
Litigation Settlement Proceeds. Litigation settlement proceeds of $42.0 million related to a settlement in the Current Nine Months.
Loss on Impairment. In the Prior Nine Months, the Company recorded a loss on impairment of $117.0 million related to the Company’s H225 helicopters.
Operating Income (Loss). Operating income as a percentage of revenues was 20% in the Current Nine Months compared to operating loss as a percentage of revenues of 74% in the Prior Nine Months. The increase in operating income as a percentage of revenues was primarily due to the recognition of litigation settlement proceeds in the Current Nine Months and the absence of the loss on impairment recorded in the Prior Nine Months.
Interest Income. Interest income was $0.6 million higher in the Current Nine Months primarily due to interest earned on the Company’s sales-type leases.
Foreign Currency Gains (Losses), net. Foreign currency losses were $1.1 million in the Current Nine Months primarily due to the weakening of the Brazilian real relative to the U.S. dollar.
Income Tax Benefit (Expense). Income tax expense was $4.5 million in the Current Nine Months primarily due to the recognition of litigation settlement proceeds. Income tax benefit was $48.1 million in the Prior Nine Months primarily due to the recognition of the loss on impairment.

Fleet Count
The following shows details of our helicopter fleet as of September 30, 2018.

	Owned	Leased-in	Total	Max. Pass.(1)	Cruise Speed (mph)	Approx. Range (miles)	Average Age(2) (years)
Heavy:
S92	4	—	4	19	175	620	2
H225	2	—	2	19	162	582	9
AW189	4	—	4	16	173	490	2
	10	—	10

Medium:
AW139	36	—	36	12	173	426	9
S76 C+/C++	5	—	5	12	161	348	12
B212	5	—	5	11	115	299	39
	46	—	46

Light—twin engine:
A109	7	—	7	7	161	405	12
EC135	13	2	15	7	138	288	10
BO105	3	—	3	4	138	276	29
	23	2	25

Light—single engine:
A119	13	—	13	7	161	270	12
AS350	17	—	17	5	138	361	21
	30	—	30
Total Fleet	109	2	111				13
____________________

(1)	In typical configuration for our operations.

(2)	Reflects the average age of helicopters that are owned by us.
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
As of September 30, 2018, we had unfunded capital commitments of $82.3 million, consisting primarily of agreements to purchase helicopters, including three AW189 heavy helicopters and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered in 2019 and 2020. Delivery dates for the AW169 helicopters have yet to be determined. These commitments are payable beginning in 2019 and through 2020, and all of the commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability to us other than aggregate liquidated damages of $2.1 million. In addition, we had outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery in 2020 and 2021.
If we do not exercise our rights to cancel these capital commitments, we expect to finance the remaining acquisition costs for these helicopters through a combination of cash on hand, cash provided by operating activities, asset sales and borrowings under our Revolving Credit Facility.

Summary of Cash Flows

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$50,352	$17,928
Investing activities	23,855	(6,899)
Financing activities	(42,964)	(14,961)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(445)	101
Net increase (decrease) in cash, cash equivalents and restricted cash	$30,798	$(3,831)
Operating Activities
Cash flows provided by operating activities increased by $32.4 million in the Current Nine Months compared to the Prior Nine Months. The components of cash flows provided by operating activities during the Current Nine Months and Prior Nine Months were as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Operating income before depreciation, gains on asset dispositions and impairment, net	$61,441	$19,500
Changes in operating assets and liabilities before interest and income taxes	(6,593)	2,440
Interest paid, net of capitalized interest of $97 and $451 in 2018 and 2017, respectively	(7,770)	(7,798)
Income taxes paid	(63)	(427)
Other	3,337	4,213
Total cash flows provided by operating activities	$50,352	$17,928
Operating income before depreciation and gains on asset dispositions, net was $41.9 million higher in the Current Nine Months compared to the Prior Nine Months primarily due to litigation settlement proceeds of $42.0 million.
During the Current Nine Months, changes in operating assets and liabilities before interest and income taxes used cash flows of $6.6 million primarily due to a decrease in accounts payables. During the Prior Nine Months, changes in operating assets and liabilities before interest and income taxes provided cash flows of $2.4 million primarily due to an increase in accounts payable and accrued expenses partially offset by an increase in receivables.
Net non-cash expenses decreased by $0.9 million compared to the Prior Nine Months primarily due to a decrease in equity award amortization.
Investing Activities
During the Current Nine Months, net cash provided by investing activities was $23.9 million primarily as follows:

•	Proceeds from the disposition of property and equipment were $29.5 million.

•	Net principal payments received from equity investees and third parties were $1.0 million.

•	Dividends received from equity investees were $1.0 million.

•	Capital expenditures were $7.7 million, which consisted primarily of helicopter acquisitions, spare helicopter parts, and leasehold improvements.
During the Prior Nine Months, net cash used in investing activities was $6.9 million primarily as follows:

•	Proceeds from the disposition of property and equipment were $5.7 million.

•	Net principal payments received from equity investees and third parties were $0.7 million.

•	Capital expenditures were $13.1 million, which consisted primarily of helicopter acquisitions, deposits on future helicopter deliveries, spare helicopter parts and capitalized interest.

•	Investments in and advances to equity method investees were $0.1 million.

Financing Activities
During the Current Nine Months, net cash used in financing activities was $43.0 million primarily as follows:

•	Principal payments on long-term debt, including our Revolving Credit Facility, were $42.6 million.

•	Long-term debt issuance costs were $1.3 million incurred in connection with the amendment of the Revolving Credit Facility.

•	Proceeds from share award plans were $0.9 million.
During the Prior Nine Months, net cash used in financing activities was $15.0 million primarily as follows:

•	Proceeds from additional borrowings under our Revolving Credit Facility were $9.0 million.

•	Proceeds from share award plans were $0.8 million.

•	Principal payments on long-term debt, including our Revolving Credit Facility, were $24.7 million.
Revolving Credit Facility
As of September 30, 2018, our Revolving Credit Facility provided us with the ability to borrow up to $125.0 million, with a sub-limit of up to $50.0 million for letters of credit. The Revolving Credit Facility includes an “accordion” feature which, if exercised and subject to agreement by the lenders and the satisfaction of certain conditions, will increase total commitments by up to $50.0 million. Our availability under the Revolving Credit Facility may be limited by certain maintenance covenants specified under the Revolving Credit Facility. As of September 30, 2018, the Company had no outstanding borrowings under the Revolving Credit Facility, and based on our operating results through September 30, 2018, we have the ability to borrow up to $123.9 million under the Revolving Credit Facility.
Senior Notes
On December 7, 2012, we completed an offering of $200.0 million aggregate principal amount of our 7.750% Senior Notes due December 15, 2022. Interest on the notes is payable semi-annually in arrears on June 15th and December 15th of each year. From time to time, we may opportunistically repurchase our 7.750% Senior Notes in open market or privately negotiated transactions on terms we believe to be favorable. As of September 30, 2018, $144.8 million in aggregate principal amount of the 7.750% Senior Notes remains outstanding. We may also redeem the 7.750% Senior Notes at any time and from time to time at a premium as specified in the indenture governing the 7.750% Senior Notes.
Promissory Notes
In December 2010, we entered into two promissory notes to purchase a heavy and a medium helicopter. We refinanced the notes upon their maturity in December 2015. The notes bear interest at the one-month LIBOR rate plus 181 basis points and require monthly principal and interest payments of $0.2 million with final payments totaling $16.8 million due in December 2020.
Aeróleo Debt
During the nine months ended September 30, 2018, the Company did not enter into any new debt arrangements in Brazil. During the nine months ended September 30, 2017, the Company settled certain tax disputes for installment payments in Brazil totaling $0.2 million. Such amounts bear interest at a rate equal to the overnight rate as published by the Central Bank of Brazil.
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
Short and Long-Term Liquidity Requirements
We anticipate that we will generate positive cash flows from operating activities and that these cash flows will be adequate to meet our working capital requirements. During the nine months ended September 30, 2018, our cash provided by operating activities was $50.4 million. To support our capital expenditure program and/or other liquidity requirements, we may use any combination of operating cash flow, cash balances or proceeds from sales of assets, issue debt or equity, or borrowings under our Revolving Credit Facility.
Our availability of long-term liquidity is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, debt service, capital expenditures and a reasonable return on investment. Management will continue to closely monitor our liquidity and the credit markets.

Off-Balance Sheet Arrangements
On occasion, we and our partners will guarantee certain obligations on behalf of our joint ventures. As of September 30, 2018, we had no such guarantees in place. As of September 30, 2018, we had standby letters of credit totaling $1.1 million.
Contingencies
Brazilian Tax Disputes
We are disputing assessments of approximately $9.6 million in taxes, penalties and interest levied by the municipal authorities of Rio de Janeiro (for the period between 2000 to 2005), Macaé (for the period between 2001 to 2006), and Cabo Frio (for the period 2012) (collectively, the “Municipal Assessments”). We believe that, based on our interpretation of tax legislation supported by clarifying guidance provided by the Supreme Court of Brazil with respect to the issue in a 2006 ruling, we are in compliance with all applicable tax legislation, have paid all applicable taxes, penalties and interest and plan to defend these claims vigorously at the administrative levels in each jurisdiction. In the event the Municipal Assessments are upheld at the last administrative level, it may be necessary for us to deposit the amounts at issue as security to pursue further appeals. At September 30, 2018, it is not possible to determine the outcome of the Municipal Assessments, but we do not expect that the outcome would have a material effect on our business, financial position or results of operations. In addition, it is not possible to reasonably estimate the likelihood or potential amount of assessments that may be issued for any subsequent periods.
We are disputing responsibility for $2.5 million of employer social security contributions required to have been remitted by one of our customers relating to the period from 1995 to 1998. Although we may be deemed co-responsible for such remittances under the local regulatory regime, the customer’s payments to us against presented invoices were made net of the specific remittances required to have been made by the customer and at issue in the claim. As such, we plan to defend this claim vigorously. At September 30, 2018, it is not possible to determine the outcome of this matter, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
We are disputing certain penalties that are being assessed by the State of Rio de Janeiro in respect of our alleged failure to submit accurate documentation and to fully comply with filing requirements with respect to certain value-added taxes. We elected to make payments of $0.2 million in installments over time to satisfy a portion of these penalties.  Upon confirming with the asserting authority that the originally proposed penalties of $1.6 million with respect to the balance of the assessments were calculated based on amounts containing a typographical error, the aggregate penalties that remain in dispute total $0.5 million. At September 30, 2018, it is not possible to determine the outcome of this matter, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
We are disputing the imposition of $0.2 million in fines levied by the Brazilian customs authorities. These fines relate to our alleged failure to comply with certain deadlines under the temporary regime pursuant to which we import helicopters into Brazil. In order to dispute such fines and pursue our legal remedies within the judicial system, we deposited certain amounts at issue as security into an escrow account with the presiding judge in the matters who controls the release of such funds pending the outcome. We believe our documentation evidences our timely compliance with the relevant deadlines. As such, we plan to defend this case vigorously. At September 30, 2018, it is not possible to determine the outcome of these matters, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
We are disputing fines of $0.3 million sought by taxing authorities in Brazil following the final adjudication to disallow certain tax credits we applied to offset certain social tax liabilities. The fine is calculated as 50% of the incremental tax liability resulting from the disallowance of the tax credits and has been applied without taking into account the circumstances relating to the disallowance of such tax credits.  The constitutionality of such fines is under review by the Supreme Court in Brazil.  There are a number of cases in which taxpayers have received favorable rulings due to the lack of constitutionality of the law.  As such, we plan to defend this claim vigorously. At September 30, 2018, it is not possible to determine the outcome, but we do not expect that it would have a material adverse impact on our business, financial position or results of operations.
We are disputing contingent fees of $0.5 million sought by our former tax consultant that have been calculated based on unrealized tax savings attributed to the consultant’s suggested tax strategies. Our contention is that fees are due only upon realized tax savings. At September 30, 2018, it is not possible to determine the outcome of these matters, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
In the normal course of business, we become involved in various employment-related litigation matters. At September 30, 2018, it is not possible to determine the outcome of several of these claims wherein an aggregate amount equal to the Company’s established accrual is being sought. We do not expect that the outcome with respect to such claims would have a material adverse effect on our business, financial position or results of operations.
We are also disputing claims from the Brazilian tax authorities with respect to federal customs taxes levied upon the helicopters imported into Brazil under a temporary regime and subject to re-export. In order to dispute such assessments and pursue our available legal remedies within the judicial system, we deposited the amounts at issue as security into an escrow account with the presiding judge in the matter controlling the release of such funds. We believe that, based on our interpretation of tax legislation and well established aviation industry practice, we are not required to pay such taxes and plan to defend this claim vigorously. At September 30, 2018, it is not possible to determine the outcome of this matter, but we do not expect that the outcome would have a material adverse effect on our business, financial position or results of operations.
In the normal course of our business, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. In addition, from time to time, we are involved in tax and other disputes with various government agencies. Management has used estimates in determining our potential exposure to these matters and has recorded reserves in our financial statements related thereto as appropriate. It is possible that a change in our estimates related to these exposures could occur, but we do not expect such changes in estimated costs would have a material effect on our business, consolidated financial position or results of operations. As it relates to the specific cases referred to above, we currently anticipate that any administrative fine or penalty ultimately would not have a material effect on our business, financial position or results of operations. We have deposited $6.7 million into escrow accounts controlled by the court with respect to certain of the cases described above and have fully reserved such amounts subject to final determination and the judicial release of such escrow deposits. These estimates are based on our assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intentions and experience.
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
As of September 30, 2018, we had non-U.S. dollar denominated capital purchase commitments of €70.9 million ($82.3 million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. dollar equivalent of the non-hedged purchase commitments by $8.2 million. As of September 30, 2018, our Brazilian subsidiary maintained a non-U.S. dollar denominated working capital balance of R$24.2 million ($6.0 million). An adverse change of 10% in the underlying foreign currency exchange rate would reduce our working capital balance by $0.5 million.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2018. Based on their evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, as of September 30, 2018 solely because of the existence of the material weaknesses in internal controls over financial reporting described below.
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
Management is in the process of remediating the material weakness related to the design and operation of controls over the preparation and review of the Company’s tax provision calculation by enhancing the precision of the review and reconciliation controls over each significant component of the income tax and other tax accrual processes. These controls were enhanced in the first quarter of 2018. However, management is continuing to enhance further controls and assess the effectiveness of these controls; therefore, our remediation efforts are ongoing.
Changes in Internal Controls Over Financial Reporting
Other than as noted above with respect to the above remedied and existing material weaknesses, during the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the three months ended September 30, 2018:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2018 - July 31, 2018	—	$—	—	$22,934,076
August 1, 2018 - August 31, 2018	—	$—	—	$22,934,076
September 1, 2018 - September 30, 2018	—	$—	—	$22,934,076

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation
3.2	Amended and Restated Bylaws
10.1	Settlement Agreement and General Release of Claims
31.1	Certification by the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
31.2	Certification by the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act.
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Era Group Inc. (Registrant)

DATE:	November 6, 2018	By:	/s/ Jennifer D. Whalen
Jennifer D. Whalen, Senior Vice President, Chief Financial Officer