Form 10-K
period 2018-12-31
ERA GROUP INC.
filed 2019-03-08
CIK 1525221

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2018 was $261,936,049. The total number of shares of Common Stock, par value $0.01 per share, outstanding as of March 5, 2019 was 21,789,874. The Registrant has no other class of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

•	the Company’s reliance on a limited number of customers and the reduction of its customer base as a result of bankruptcies or consolidation;

•	risks that the Company’s customers reduce or cancel contracted services or tender processes or obtain comparable services through other forms of transportation;

•	the Company’s dependence on United States (“U.S.”) government agency contracts that are subject to budget appropriations;

•	cost savings initiatives implemented by the Company’s customers;

•	risks inherent in operating helicopters;

•	the Company’s ability to maintain an acceptable safety record and level of reliability;

•	the impact of increased U.S. and foreign government regulation and legislation, including potential government implemented moratoriums on drilling activities;

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

•	the impact of declines in the global economy and financial markets;

•	the impact of fluctuations in foreign currency exchange rates on the Company’s asset values and cost to purchase helicopters, spare parts and related services;

•	risks related to investing in new lines of aviation service without realizing the expected benefits;

•	risks of engaging in competitive processes or expending significant resources for strategic opportunities, with no guaranty of recoupment;

•	the Company’s reliance on a limited number of helicopter manufacturers and suppliers;

•	the Company’s ongoing need to replace aging helicopters;

•	the Company’s reliance on the secondary helicopter market to dispose of used helicopters and parts;

•	information technology related risks;

•	the impact of allocation of risk between the Company and its customers;

•	the liability, legal fees and costs in connection with providing emergency response services;

•	adverse weather conditions and seasonality;

•	risks associated with the Company’s debt structure;

•	the Company’s counterparty credit risk exposure;

•	the impact of operational and financial difficulties of the Company’s joint ventures and partners and the risks associated with identifying and securing joint venture partners when needed;

•	conflict with the other owners of the Company’s non-wholly owned subsidiaries and other equity investees;

•	adverse results of legal proceedings;

•	risks associated with significant increases in fuel costs;

•	the Company’s ability to obtain insurance coverage and the adequacy and availability of such coverage;

•	the possibility of labor problems;

•	the attraction and retention of qualified personnel;

•	restrictions on the amount of foreign ownership of the Company’s common stock;

•	the risk that one or more closing conditions to the Dart transaction may not be satisfied or waived on a timely basis;

•	the Company may not realize the anticipated net proceeds upon the closing of the Dart transaction; and

•	various other matters and factors, many of which are beyond the Company’s control.
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
Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us” and the “Company” refer to Era Group Inc. and its consolidated subsidiaries. “Era Group” refers to Era Group Inc., incorporated in 1999 in Delaware. “Common Stock” refers to the common stock, par value $0.01 per share, of Era Group. The Company’s fiscal year ended on December 31, 2018.
General
We are one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the United States (“U.S.”), which is our primary area of operations. Our helicopters are primarily used to transport personnel to, from and between offshore oil and gas production platforms, drilling rigs and other installations. In the years ended December 31, 2018, 2017 and 2016, approximately 71%, 66% and 69%, respectively, of our total operating revenues were earned in the U.S.  In the same periods, approximately 29%, 34% and 31%, respectively, of total operating revenues were earned in international locations. In addition to the U.S., we currently have customers in Brazil, Colombia, India, Mexico, Spain and Suriname.
The primary users of our helicopter services are international, independent and major integrated oil and gas exploration, development and production companies. Our customers include Anadarko Petroleum Corporation (“Anadarko”), Petroleo Brasileiro S.A. (“Petrobras”) and the Bureau of Safety and Environmental Enforcement (“BSEE”), a U.S. government agency. In the years ended December 31, 2018, 2017 and 2016, approximately 95%, 91% and 88%, respectively, of our operating revenues were derived from helicopter services, including emergency response services, provided to customers primarily engaged in offshore oil and gas exploration, development and production activities and U.S. government agencies that oversee these activities. Accordingly, our results of operations are, to a large extent, tied to the level of offshore exploration, development and production activity by oil and gas companies in the Americas, including the U.S. Gulf of Mexico and Brazil. In addition to serving the oil and gas industry, we provide utility services to support firefighting and pipeline survey activities, among other activities.
We also lease helicopters to third parties and foreign affiliates and, in some cases, provide services such as logistical and maintenance support, training and flight and maintenance crews in addition to the helicopters. These third parties and affiliates in turn provide helicopter services to customers in their local markets, many of which include oil and gas exploration, development and production companies. Under these leasing arrangements, operational responsibility is typically assumed by the lessee, eliminating, in large part, the need for us to incur the investment costs for infrastructure in the location the helicopters are utilized.
In certain countries where we believe it is beneficial to access the local market for offshore helicopter support, we conduct our operations through subsidiaries, strategic alliances with foreign partners or through joint ventures with local shareholders. In Brazil, we hold a 50% economic and 20% voting interest in Aeróleo Taxi Aéreo S/A (“Aeróleo”), a helicopter transport service provider to the offshore oil and gas industry headquartered in Rio de Janeiro, Brazil. Aeróleo is consolidated in our financial statements as it is a variable interest entity of which we are the primary beneficiary. In Colombia, we hold a 75% interest in Sicher Helicopters SAS (“Sicher”), a leading helicopter operator based in Bogota, Colombia with a strong presence in the existing onshore oil and gas market. Sicher is also consolidated in our financial statements.
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
Be the preferred provider of helicopter services in the Americas. The primary focus of our business operations is the provision of safe, reliable and efficient helicopter services to our valued customers. We believe our customers consider safety and reliability as the two primary attributes required of their helicopter service providers. We are a founding member of HeliOffshore Ltd. (“HeliOffshore”), a global offshore helicopter industry safety association, and we continue to maintain a leadership role in the organization, which uses cross-industry cooperation as a platform for enhancing the industry’s overall strong safety record by sharing best practices, developing and applying advanced technology and encouraging common global flight standards. Amongst the helicopter service operators who meet their safety and reliability requirements, we believe customers usually make their selection of a provider based on aircraft availability, quality and location of facilities, customer service and pricing. We maintain 16 bases of operations in the Americas to support our customer needs, including a 35-acre super base in Houma, Louisiana that is one of the premier heliports servicing the Gulf of Mexico offering state-of-the-art technology, security screening and passenger processing and comfort to our passengers and employees. We maintain a close partnership with our customers to better enable us to anticipate their needs, enhance customer service, better manage our fleet utilization and inform our capital allocation decisions.
Pursue additional leasing opportunities. We believe the various leasing solutions that we offer to other helicopter operators permit us to monetize demand from end markets that we may not otherwise have access to without a further investment in infrastructure and/or operations. There is intense competition in the leasing market as a result of, among other things, specialized helicopter leasing companies. We believe customers look to us for a variety of leasing solutions because of our fleet diversity, including selection of light, medium and heavy helicopters to meet customer needs, and our ability as an operator to provide related services such as training, maintenance support and temporary ground and flight crews, which differentiates us from the financial leasing companies. During 2018, we began leasing helicopters and providing related support services to a new customer that provides helicopter services in Mexico.
Continue to upgrade our versatile helicopter fleet to enhance fleet utilization and facilitate fleet management. We are one of the largest helicopter operators in the world, operating a diverse and technologically advanced fleet of helicopters. We seek to enhance our fleet through the acquisition of new helicopter models and the installation of newer and safer technologies. An integral part of our fleet strategy is premised upon maintaining well-qualified and well-trained maintenance, ground and flight crews to service our fleet. We regularly review our asset portfolio by assessing market conditions and our customers’ demand for different helicopter models. We buy, sell and lease our equipment in the ordinary course of our business. We believe our strong relationships with the helicopter original equipment manufacturers (“OEMs”) help us maintain an asset base suitable for use within our own operations and for a variety of leasing solutions to other operators. We have ordered and maintain options on a number of new helicopters from the OEMs. As of December 31, 2018, we have flexible orders to take delivery of three AW189 heavy helicopters and five AW169 light twin helicopters. These new helicopter models will enhance our fleet diversity and better enable us to meet customers’ needs. In order to maintain the flexibility required to address changing industry and market conditions that impact the supply and demand for our services and our customer needs, we retain the ability to terminate a significant portion of our commitments to purchase new helicopters subject to specified minimal liquidated damages.
Expand into new and growing geographic markets. We believe there are significant opportunities in markets outside of the U.S., and we selectively seek to access these growth markets. In addition to our 50% economic interest in Aeróleo in Brazil and 75% interest in Sicher in Colombia, we continue to develop relationships in targeted markets that we believe are underserved by larger multinational helicopter operators, which may benefit from our unique offering of services and expertise and provide us with opportunities for growth. As we seek to grow our business, we regularly evaluate new opportunities and entry into new markets through operating contracts, leases, acquisitions, joint venture investments and alliances with other industry participants.
Maximize shareholder value. We proactively manage our fleet as a portfolio of assets, and we plan our capital allocation with a focus on achieving business growth and improving rates of return, taking into careful account our balance sheet, liquidity and risk management. We continuously evaluate and optimize our fleet utilization, and as helicopters come off of current contracts or are replaced by newer models, we assess our future opportunities for such helicopters against our ability to recover our remaining investments in the secondary helicopter market. When appropriate, we may divest helicopters when such actions provide the highest expected shareholder return and often upgrade our fleet by reinvesting the proceeds in newer helicopters, such as the AW189 helicopter model. In addition, we pursue opportunities that leverage our fleet’s versatility by shifting assets between markets when circumstances warrant.
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

•
Light helicopters, which may have single or twin engines and a typical passenger capacity of four to nine, are used to support a wide range of activities, including the shallow water oil and gas industry, utility services and corporate uses.

As of December 31, 2018, we owned a total of 108 helicopters, consisting of nine heavy helicopters, 46 medium helicopters, 23 light twin engine helicopters and 30 light single engine helicopters. We had commitments to purchase eight new helicopters consisting of three AW189 helicopters and five AW169 helicopters. The AW189 helicopters are scheduled to be delivered in 2019 and 2020. Delivery dates for the AW169 helicopters have not been determined. In addition, we have outstanding options to purchase up to an additional ten AW189 helicopters. If these options were exercised, the helicopters would be delivered in 2020 and 2021.
As of December 31, 2018, 82 of our helicopters were located in the U.S. and 26 were located in foreign jurisdictions. We own and control all 108 of our helicopers.
The following table identifies the types of helicopters that comprise our fleet and the number of those helicopters in our fleet as of December 31, 2018.

	Helicopters	Max. Pass.(1)	Cruise Speed	Approx. Range	Average Age
			(mph)	(miles)	(years)
Heavy:
S92	4	19	175	620	3
H225	1	19	162	582	11
AW189	4	16	173	490	2
	9

Medium:
AW139	36	12	173	426	9
S76 C+/C++	5	12	161	348	12
B212	5	11	115	299	40
	46

Light—twin engine:
A109	7	7	161	405	13
EC135	13	7	138	288	10
BO105	3	4	138	276	29
	23

Light—single engine:
A119	13	7	161	270	12
AS350	17	5	138	361	21
	30
Total Fleet	108				13
_______________

(1)	In typical configuration for our operations.

The management of our fleet involves a careful evaluation of the expected demand for helicopter services across global markets and the types of helicopters needed to meet this demand. As offshore oil and gas exploration, development and production moves to deeper water, more heavy and medium helicopters and newer technology helicopters may be required. Our orders and options to purchase helicopters are primarily for heavy helicopters. These capital commitments reflect our effort to meet customer demand for helicopters suitable for the deepwater market.
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
Aviation Operating Certificates
In the U.S., we provide and operate helicopters under contracts using a Federal Aviation Administration (“FAA”) issued Part 135 Air Operator’s Certificate (“AOC”) for a variety of activities, primarily offshore oil and gas exploration, development and production, emergency response services and utility services. For operating contracts, we are required to provide a complete support package including flight crews, helicopter maintenance and management of flight operations.
In international markets, local regulatory requirements may require us to partner with another operator, through an alliance or joint venture, who maintains an AOC complaint with the local regulatory requirements. When we lease helicopters to customers that operate them on their own AOC, our customers generally handle all the operational support except where our contracts require us to provide limited operational support, which may consist of helicopter maintenance, logistical support, personnel and/or training.
Markets
The current principal markets for our transportation and emergency response services to the offshore oil and gas exploration, development and production industry are in the U.S. Gulf of Mexico, Brazil and Colombia. In addition, we currently have customers in India, Mexico, Spain, and Suriname.
Demand for helicopters in support of offshore oil and gas exploration, development and production, both in the U.S. and internationally, is affected by the level of offshore exploration and drilling activities. Activity levels in the offshore oil and gas industry, in turn, are affected by prevailing oil and gas prices, expectations about future prices, price volatility, long-term trends in oil and gas prices and capital spending decisions by oil and gas companies. Historically, the prices for oil and gas and, consequently, the level of activity in the offshore oil and gas industry, have been volatile and subject to wide fluctuations in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control, such as:

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
U.S. Markets. We are one of the largest suppliers of helicopter services in the U.S. Gulf of Mexico, which is a major offshore oil and gas exploration, development and production region and one of the largest oil and gas aviation markets in the world. We operate from 10 bases in this region. Our client base in the U.S. Gulf of Mexico consists primarily of international, independent and major integrated oil and gas companies and the U.S. government. In addition to the quality and location of our operating bases, our strengths in this region include our advanced proprietary flight-following systems, our maintenance operations and our emergency response services.
International Markets. We actively market our services globally and currently have customers in Brazil, Colombia, India, Mexico, Spain and Suriname.
Brazil. Brazil has one of the largest deepwater offshore exploration, development and production areas in the world. In 2011, we acquired a 50% economic interest and 20% voting interest in Aeróleo. Aeróleo currently operates from a network of three operating bases located strategically in Brazil. Aeróleo’s main customer is Petrobras.

Colombia. In 2015, we acquired a 75% interest in Sicher. Sicher provides helicopter services to Colombia’s existing onshore and expanding offshore oil and gas market.
Latin America. In addition to our operations in Brazil and Colombia, we operate helicopters in Suriname, and we lease helicopters and provide logistics and other support to an operator in Mexico.
India. In India, we lease helicopters and provide logistics and spare parts support to an operator serving the offshore oil and gas industry.
Spain. We lease helicopters and provide logistics and spare parts support to an operator in Spain.
Seasonality
A significant portion of our operating revenues and profits related to oil and gas exploration, development and production activity is dependent on actual flight hours. The fall and winter months have fewer hours of daylight, and flight hours are generally lower at these times. Prolonged periods of adverse weather in the fall and winter months, coupled with the effect of fewer hours of daylight, can adversely impact operating results. In general, the months of December through February in the U.S. Gulf of Mexico have more days of adverse weather conditions than the other months of the year. In the U.S. Gulf of Mexico, June through November is tropical storm season. During a tropical storm, we are unable to operate in the area of the storm. However, flight activity may increase immediately before and after a storm due to the evacuation and return of offshore workers. There is less seasonality in our dry-leasing and emergency response services.
Customers and Contractual Arrangements
Our principal customers in the markets in which we operate are international, independent and major integrated oil and gas exploration, development and production companies. In the U.S. Gulf of Mexico, we also provide helicopter transportation services to BSEE. Our leasing customers are typically other helicopter operators that operate our leased helicopters under their AOCs and retain the operating risk. These companies in turn provide helicopter transportation services primarily to oil and gas companies. As of December 31, 2018, approximately 9% of our helicopters were utilized in support of these leasing activities.
During the year ended December 31, 2018, our top ten customers accounted for approximately 91% of total revenues. During each of the years ended December 31, 2018, 2017 and 2016, each of Anadarko, Petrobras and BSEE accounted for 10% or more of our total revenues.
We charter the majority of our helicopters primarily through master service agreements, subscription agreements, day-to-day charter arrangements, fixed-term noncancelable contracts and dry-leases. Master service agreements and subscription agreements typically require a fixed monthly fee plus incremental payments based on flight hours flown. These agreements have fixed terms ranging from one month to five years and generally may be canceled without penalty upon 30-120 days’ notice. Customarily, these contracts do not commit our customers to acquire specific amounts of services or minimum flight hours and permit our customers to decrease the number of helicopters under contract with a corresponding decrease in the fixed monthly payments without penalty. Day-to-day charter arrangements require either a rate for each hour flown with a minimum number of hours to be charged or a daily fixed fee plus an hourly rate based on hours flown. The rate structure, as it applies to our contracts with oil and gas customers, typically contains terms that limit our exposure to changes in fuel costs. Leases generally run from one to five years and may contain early cancellation provisions. Under these leases, we may provide only the equipment or provide additional services such as logistical and maintenance support, training services and flight and maintenance crews.
Competitive Conditions
The helicopter industry is highly competitive. However, the certification process, capital costs, long-standing customer relationships and limited operational sites help our competitive position. Customers tend to rely heavily on existing relationships and seek operators with established safety records and knowledge of the operating environment. In most instances, an operator must have an acceptable safety record, demonstrated reliability and suitable equipment to bid for work. Upon bidders meeting these criteria, customers typically make their final choice based on helicopter preference, aircraft availability, the quality and location of operating bases, customer service and price.
In the U.S. Gulf of Mexico, we have many competitors, including, among others, Bristow Group Inc. (“Bristow”), PHI, Inc. (“PHI”) and Rotorcraft Leasing Company LLC. Some oil and gas customers in the U.S. Gulf of Mexico operate their own helicopter fleets, in addition to smaller companies that offer services similar to ours. In international markets, we have several major competitors depending on the region. Our primary competitors in Brazil, among others, include, Lider Aviação Holding S.A., OMNI Táxi Aéreo Ltda., and Brazilian Helicopter Services Taxi Aéreo Ltda.

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
In the U.S., we hold the status of an air carrier under the relevant provisions of Title 49 of the United States Transportation Code (“Transportation Code”) and engage in the operating and leasing of helicopters in the U.S. and, as such, we are subject to various statutes and regulations. We are governed principally by the regulations of the United States Department of Transportation (“DOT”), including Part 298 registration as an On-Demand Air Taxi Operator, and the regulations of the FAA applicable to an FAA Part 135 Air Taxi certificate holder. Among other things, the DOT regulates our status as an air carrier, including our U.S. citizenship. The FAA regulates our flight operations and, in this respect, has jurisdiction over our personnel, helicopters, ground facilities and certain technical aspects of our operations. In addition to the FAA, the National Transportation Safety Board is authorized to investigate our helicopter accidents (if any) and to recommend improved safety standards. We are also subject to the Communications Act of 1934, as amended, because of the use of radio facilities in our operations.
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
In Brazil, an operator must be licensed by the National Agency for Civil Aviation. The aviation licensing requirements in Brazil are in a period of transition because of action undertaken by the President of the Republic through the enactment of Provisional Measure No. 863 (“PM 863/18”). PM 863/18 revoked the long-existing limitation in Brazil, which prohibited foreign investors from owning more than twenty percent (20%) of the voting capital of a Brazilian aviation operator. Given the provisional nature of PM 863/18, the National Congress of Brazil is required to vote and approve such measure within sixty (60) days after its publication for it to remain effective in the Brazilian Aeronautical Code. However, if not approved in such time period, the relaxing of the ownership requirements for an aviation license set forth in PM 863/18, shall cease to exist, and impose the 20% voting ownership restrictions outlined above.
Despite the potential changes in the ownership requirements outlined above, the Company’s current operations in Brazil are structured to comply with the 20% voting ownership restrictions imposed under the Brazilian Aeronautical Code. As such, the majority holder of voting shares in Aeróleo is a Brazilian national, and therefore this subsidiary is currently controlled by Brazilian nationals within the meaning of Brazil licensing requirements. Our ability to conduct our helicopter operating business in Brazil is dependent on our ability to maintain Aeróleo’s AOC.
In Colombia, the Civil Aviation Authority, Aerocivil, is the governmental entity which regulates the air transportation in the country. Operators must be approved by this entity and regulated under the RAC (Colombian Aviation Regulations). Operators must have an Operations Certificate issued by the Aerocivil complying with all the regulatory matters and subject to frequent revisions and monitoring. Sicher operates under its Operations Certificate, issued in August 2008.
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
We manage exposure to losses from the above-described laws and regulations through our efforts to use only well-maintained, well-managed and well-equipped facilities and equipment and our development of safety and environmental programs, including our insurance program. We believe these efforts will be able to accommodate all reasonably foreseeable environmental regulatory changes. There can be no assurance, however, that any future laws, regulations or requirements, or that any discharge or emission of pollutants by us will not have a material adverse effect on our business, financial position or our results of operations.
Safety, Industry Hazards and Insurance
The safety of our passengers and the maintenance of a safe working environment for our employees is our number one operational priority and core value. We have a strong safety culture throughout our organization that is sponsored by our President and Chief Executive Officer, who is responsible for setting the tone at the top. We strive to exceed the stringent safety and performance audit standards set by aviation regulatory bodies and our customers, and we are a founding member of HeliOffshore, a collective group of industry participants who seek to promote safer operations.
Our safety, legal and compliance departments oversee our compliance with government regulations, customer safety requirements and safety standards within our organization, the standardization of our base operating procedures and the proper training of our employees. A key to maintaining our strong safety record is having highly qualified, experienced and well trained employees. We conduct extensive training and develop, implement, monitor and continuously improve our safety programs to promote a safe working environment and minimize hazards.
We target zero accidents and injuries in the workplace. Helicopter operations are potentially hazardous and may result in incidents or accidents. Hazards such as adverse weather conditions, collisions, fires and mechanical failures may result in death or injury to personnel, damage to equipment and other environmental or property damage.
We have implemented a safety program that includes, among many other features, (i) transition and recurrent training using full-motion flight simulators and other flight training devices, (ii) an FAA approved flight operational quality assurance program (“FOQA”) and (iii) health and usage monitoring systems (“HUMS”), which automatically monitor and report on vibrations and other anomalies on key components of certain helicopters in our fleet.

Employees
As of December 31, 2018, we employed 693 individuals, including 181 pilots and 190 mechanics. We consider our relations with our employees to be good. Certain of our employees in Brazil (approximately 28% of our total workforce) are covered by union or other collective bargaining agreements. If we are involved in any disputes over the terms of these collective bargaining agreements and are unable to negotiate acceptable contract terms with the unions that represent our employees, it could result in strikes, work stoppages or other slowdowns, higher labor costs or other conditions that could materially adversely affect our business, financial condition and results of operations.
Where You Can Find More Information
We are required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). Unless otherwise stated herein, these filings are not deemed to be incorporated by reference in this report. All of our filings with the SEC will be available once filed, free of charge, on our website, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Form DEF-14A and any amendments to those reports. These reports and amendments will be available on our website as soon as reasonably practicable after we electronically file the reports or amendments with the SEC. The reference to our website is not intended to incorporate the information on the website into this Annual Report on Form 10-K. In addition, our Corporate Governance Guidelines and other policies, and the Board of Directors’ Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee charters are available, free of charge, on our website or in print for stockholders.

ITEM 1A.	RISK FACTORS
Our business, results of operations, financial condition, liquidity, cash flow and prospects may be materially and adversely affected by numerous risks and uncertainties. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the risks and uncertainties described below. These risks and uncertainties represent some of the more critical risk factors that affect us, in addition to the other information that has been provided in this Annual Report on Form 10-K. Our business operations or actual results could also be similarly impacted by additional risks and uncertainties that are not currently known to us or that we currently deem immaterial to our operations.
Risk Factors Related to Our Customers and Contracts
Demand for many of our services is impacted by the level of activity in the offshore oil and gas exploration, development and production industry.
In the years ended December 31, 2018, 2017 and 2016, approximately 95%, 91% and 88%, respectively, of our operating revenues were generated by providing services to companies primarily engaged in offshore oil and gas exploration, development and production activities. Additionally, our leasing customers typically provide services to oil and gas companies in their respective local markets. As a result, demand for our services and utilization of our fleet, and thereby our revenue, profitability and results of operations, are significantly impacted by levels of activity in the offshore oil and gas industry. These levels of activity have historically been volatile, and the volatility is likely to continue in future periods. To varying degrees, activity levels in the offshore oil and gas industry are affected by prevailing oil and gas prices, expectations about future prices, price volatility and long-term trends in oil and gas prices. Historically, the prices for oil and gas, and consequently, the levels of activity in the offshore oil and gas exploration, development and production sectors, have been subject to wide fluctuations in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control, such as:

•	general economic conditions;

•	actions of the OPEC and other oil producing countries to control prices or change production levels;

•	the price and availability of alternative fuels;

•	assessments of offshore drilling prospects compared with land-based opportunities that do not generally require our services;

•	the costs of exploration, development and production and delivery of oil and natural gas offshore;

•	expectations about future supply and demand for oil and gas;

•	availability and rates of discovery of new oil and natural gas reserves in offshore areas, as well as on land;

•	federal, state, local and international political conditions, and policies including those with respect to local content requirements and the exploration and development of oil and gas reserves;

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

Beginning in mid-2014, oil and natural gas prices decreased, and they remain well below levels realized prior to the market downturn that began in 2014. This prolonged period of depressed oil and gas prices and significant volatility reduced the demand for our services and utilization of our fleet, which has adversely affected our business, financial condition and results of operations. We cannot predict future oil and gas price movements. Any continuation of the lower oil and gas price environment or exacerbation thereof could further depress the level of helicopter activity in support of exploration and, to a lesser extent, production activity, which could have a material adverse effect on our business, financial condition, and results of operations. No assurance can be given that the recent decline of oil and gas prices will not continue to adversely affect offshore exploration or production operations, or that our operations will not continue to be adversely affected.
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
The offshore helicopter services industry has historically been cyclical and is affected by the volatility of oil and gas price levels, fluctuations in government programs and spending and general economic conditions. There have been, and in the future may continue to be, periods of high demand followed by periods of low demand for our services. Changes in commodity prices can have a significant effect on demand for our services, and periods of low activity intensify price competition in the industry and could result in our helicopters being idle, or operating at reduced margins, for long periods of time. A prolonged significant downturn in oil and natural gas prices, or increased regulation containing onerous compliance requirements is likely to cause a substantial decline in expenditures for exploration, development and production activity, which could result in a decline in demand and lower rates for our services. Similarly, the government agencies with which we do business could face budget cuts, funding deficits or limit spending, which would also result in a decline in demand and lower rates for our services. These changes could materially adversely affect our business, financial condition and results of operations.
The implementation by our customers of cost-saving measures could reduce the demand for our services.
Companies in the oil and gas exploration and production industry are continually seeking to implement measures aimed at cost savings, especially during times of depressed oil and gas pricing. In addition to curtailing exploration and development activities, measures taken by our customers to improve efficiencies and reduce costs may include reducing headcount, finding less expensive means for moving personnel offshore, changing rotations for personnel working offshore, pooling helicopter services among operators and requesting rate reductions or pricing concessions. Such measures are some, but not all, of the possible cost-saving initiatives that could result in reduced demand for, or pricing of, our helicopter transport services. In addition, customers may choose to establish their own helicopter operations or utilize other transportation alternatives, such as marine transport. The continued implementation of these kinds of cost-saving measures could reduce the demand or prevailing prices for our services and have a material adverse effect on our business, financial condition and results of operations.
We rely on a limited number of customers for a significant share of our revenues, the loss of any of which could materially adversely affect our business, financial condition and results of operations.
We derive a significant portion of our revenues from a limited number of oil and gas exploration, development and production companies and government agencies. Specifically, services provided to Anadarko, Petrobras and U.S. government agencies accounted for approximately 31%, 23% and 15% of our revenues, respectively, for the year ended December 31, 2018. The portion of our revenues attributable to any single customer may change over time, depending on the level of activity by any such customer, our ability to meet the customer’s needs and other factors, many of which are beyond our control. The loss or reduction of business from any of our significant customers, if not offset by sales to new or existing customers, could have a material adverse effect on our business, financial condition and results of operations.
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
Many of our customers are international, independent and major integrated oil and gas exploration, development and production companies. In recent years, these companies have undergone substantial consolidation and engaged in sales of specific assets, and additional consolidation and asset sales are possible. In addition, since 2014 a number of oil and gas exploration, development and production companies have filed for bankruptcy or similar protections in the U.S. and other jurisdictions and/or have restructured by acquiring, selling or otherwise disposing of assets resulting in further industry consolidation. Consolidation results in fewer companies to charter or contract for our services. In the event one of our customers combines with, or sells assets to, a company that is using the services of one of our competitors, the combined or successor company could decide to use the services of that competitor or another provider. Further, merger activity among both major and independent oil and natural gas companies affects exploration, development and production activity as the consolidated companies often put projects on hold while integrating operations. Consolidation may also result in an exploration and development budget for a combined company that is lower than the total budget of both companies before consolidation. Reductions in the budgets of oil and gas companies could adversely affect demand for our services that could result in a material adverse effect on our business, financial condition and results of operations.
Our customers include U.S. government agencies that are dependent on budget appropriations, which may fluctuate and, as a result, limit their ability to use our services.
U.S. government agencies, consisting primarily of BSEE, are among our key customers and accounted for approximately 15% of our revenues for the year ended December 31, 2018. Government agencies receive funding through budget appropriations, which are determined through the political process, and as a result, funding for the agencies with which we do business may fluctuate. In recent years, there has been increased Congressional scrutiny of discretionary program spending by the U.S. government in light of concerns over the size of the national debt and lawmakers have discussed the need to cut or impose caps on discretionary spending, which could result in budget cuts to federal agencies to which we provide services. If any of these agencies, and in particular BSEE, experience reductions in their budgets or if they change their spending priorities, their ability or willingness to spend on helicopter services may decline, and they may substantially reduce or cease using our services, which could have a material adverse effect on our business, financial condition and results of operations. In addition, a prolonged shutdown of the federal government would, in turn, cause a shutdown of these agencies which could have an adverse effect on our business and results of operations.
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
In certain of our international markets where foreign regulations may require that contracts be awarded to local companies owned or controlled by nationals, we participate as a non-controlling equity owner in the entity responding to the bid. These third party local bidding companies may not be able to win these bids for reasons unrelated to us, our safety record, reliability, or equipment. Accordingly, we may lose potential business, which may be significant, for reasons beyond our control.
We compete against a number of helicopter operators, including other major global helicopter operators such as Bristow and CHC Group Ltd. In the U.S., we face competition for business in the oil and gas industry from various operators, including: Bristow, PHI and Rotorcraft Leasing Company, LLC. In our international markets, we also face competition from local operators in countries where foreign regulations may require that contracts be awarded to local companies owned or controlled by nationals or from operators that are more recognized in some of those markets. There can be no assurance that our competitors will not be successful in capturing a share of our present or potential customer base. We also face potential competition from customers that establish their own flight departments and smaller operators with access to capital that can expand their fleets and operate more sophisticated and costly equipment. In addition, helicopter leasing companies, such as LCI, Lobo, Macquarie, Milestone and Waypoint, provide offerings that compete with, and could capture a share of, our leasing opportunities to third parties. Our competitors with lower capital costs, including those that may enter bankruptcy and emerge with a more efficient capital structure and lower operating costs, may benefit from a competitive advantage permitting them to offer lease rates for helicopters and/or services that are more attractive than those we can offer. We also compete with other providers of emergency response and utility services in various markets.

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
The company has limited flexibility to negotiate terms in certain operating contracts
Many of our operating contracts and charter arrangements contain provisions permitting early termination by the customer for any reason, generally without penalty, and with limited notice requirements. In addition, many of our contracts do not commit our customers to acquire specific amounts of services and permit them to decrease the number of helicopters under contract with a corresponding decrease in the fixed monthly payments without penalty. These contract provisions may facilitate customer requests for rate reductions, pricing concessions and other favorable revisions to negotiated terms that may be available from our competitors, especially during a market downturn such as the one we are currently experiencing. As a result, you should not place undue reliance on the strength of our customer contracts or the terms of those contracts. The termination or modification of contracts by our significant customers or the decrease in such customers’ usage of our helicopter services could have a material adverse effect on our business, financial condition and results of operations.
Our operating agreements contain indemnity provisions relating to liabilities caused or assumed by us in connection with our operations. Our customers’ changing views on risk allocation may cause us to accept greater risk to win new business or may result in our losing business if we are not prepared to assume such risks. To the extent that we accept such additional risk, and seek to insure against it, if possible, our insurance premiums could rise. If we cannot insure against such additional risks or otherwise choose not to do so, we could be exposed to catastrophic losses in the event such risks are realized that could have a materially adverse effect on our business, financial condition and results of operations.
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
In addition, other operators may experience accidents or safety issues with a particular model of helicopter that we operate or lease. Where such an accident or safety issue with a particular model occurs, our customers, their employees or the unions to which our customer’s employees belong may refuse to use such model, a regulatory body may ground that particular model of helicopter or we may be forced to take such model out of service until the cause of the accident or concern is adequately addressed, any of which may result in a reduction of revenues and a loss of customers. Further the market value of a helicopter model may be permanently reduced if such model were to be considered less desirable for future service, in which case the book value of inventory for such aircraft may be impaired.
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
As of December 31, 2018, we had placed orders for eight new helicopters and have options to purchase an additional ten helicopters. Many of our new helicopters may not be covered by customer contracts when they are placed into service, and we cannot assure you as to when we will be able to utilize these new helicopters or on what terms. The ability to place new helicopters into service is highly dependent on the level of activity in the offshore oil and gas market, which in turn is affected by oil and gas prices. To the extent our helicopters are covered by a customer contract, the typical duration of such contracts is generally too short to recover our full cost of purchasing the helicopter, requiring us to seek frequent renewals and subjecting us to the risk that we will be unable to recoup our investment in the helicopter. Once a new helicopter is delivered to us, we generally spend between one and three months installing equipment and configuring the helicopter to our specifications before we place it into service. As a result, there can be a significant delay between the delivery date for a new helicopter and the time at which it begins to generate revenues for us. We also expect that some of our customers may request new helicopters in lieu of our existing helicopters, which could adversely affect the utilization of our existing fleet. Our inability to profitably deploy our aircraft could have a material adverse effect on our business, financial condition and results of operation.
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
In connection with required repairs and maintenance that we perform or are performed by others on our helicopters, we rely on six key vendors (Masco Service Corporation, Safran Helicopters Engines, Agusta Westland Corporation, Eagle Copters Maintenance, Ltd., Sikorsky Aircraft Corporation and J. D. Manufacturing, Inc.) for the supply and overhaul of components on our helicopters. Consolidations involving suppliers could further reduce the number of alternative suppliers for us and increase the cost of components. These vendors have historically been the manufacturers of helicopter components and parts, and their factories tend to work at or near full capacity supporting the helicopter production lines for new equipment. This leaves little capacity for the production of parts requirements for maintenance of our helicopters. The tight production schedules, as well as new regulatory requirements, the availability of raw materials or commodities, or the need to upgrade parts or product recalls, can add to backlogs, resulting in key parts being in limited supply or available on an allocation basis. To the extent that these suppliers also supply parts for helicopters used by the U.S. military, parts delivery for our helicopters may be delayed during periods in which there are high levels of military operations. Our inability to perform timely repair and maintenance could result in our helicopters being underutilized and cause us to lose opportunities with existing or potential customers, each of which could have an adverse impact on our business, financial condition and results of operations. Furthermore, our operations in remote or foreign locations, where delivery of these components and parts could result in additional costs or take a significant period of time, may also impact our ability to repair and maintain our helicopters. Although every effort is made to mitigate such impact by attempting to maintain a sufficient amount of key, integral parts in inventory, a delay in delivery may pose a risk to our results of operations. In addition, supplier cost increases for critical helicopter components and parts may also adversely impact our results of operations. In addition, as many of our helicopters are manufactured by two European-based companies, the cost of spare parts could be impacted by changes in currency exchange rates.
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
We rely on the secondary helicopter market to dispose of our used aircraft and parts as an element of our on-going fleet management efforts.
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
Any changes in the supply of, or demand for, helicopters could impact the secondary market. There may be limited or no demand for certain types of used helicopters, especially older medium or heavy helicopters. Industry conditions, including the global oil and gas market downturn we are currently experiencing, could result in a decline in demand for helicopters in that end market and a corresponding increase in idle helicopters. A global competitor filed for Chapter 11 bankruptcy protection in May 2016, and subsequently returned approximately 80 helicopters to lessors as part of its restructuring, resulting in an increased supply of helicopters available for sale and/or lease. This change in supply has adversely impacted helicopter rates and pricing of our helicopters and could undermine our ability to dispose of our helicopters in the secondary market.
The market value of our helicopter fleet is dependent on a number of external factors.
The fair market value of each of our helicopters is dependent upon a variety of factors, including:

•	general economic and market conditions affecting the oil and gas industry, including the price of oil and gas and the level of oil and gas exploration, development and production;

•	the number of comparable helicopters servicing the market;

•	the types and sizes of comparable helicopters available for sale or lease;

•	historical issues with helicopters of the same model;

•	the specific age and attributes of the helicopter;

•	demand for the helicopter in different industries; and

•	changes in regulation or competition from other air transport companies and other modes of transportation.
Due to the market downturn that the oil and gas industry experienced in recent years, the fair market value of our helicopters has declined in recent periods and may decline further in the future.  A decline in helicopter values could result in asset impairment charges, breaches of loan covenants or lower proceeds upon helicopter sales, any of which could have a material adverse effect on our business, financial condition and results of operations.

The concentration of certain helicopter models in our fleet could materially adversely affect our business, financial condition and results of operations should any problems specific to these particular models occur.
As of December 31, 2018, the AW139 medium helicopter model comprised approximately 50% of the net book value of our helicopter fleet.   If the market demand for this model declines, if this model experiences technical difficulties or if this model is involved in an operational incident, it could cause a diminution in value of the affected model.  In addition, the bankruptcy or shutdown of a helicopter operator or lessor with a large fleet of such helicopter models may result in an oversupply of such model being made available to the market, which could reduce the rates earned by, and/or the value of, such helicopter model.  Due to the high concentration of this model in our fleet, a significant decline in value of this model that is other than temporary could result in an impairment to the carrying value of our helicopter fleet. The occurrence of any of these events could materially adversely affect our business, financial condition or results of operations.
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
We are highly dependent upon the level of activity in the U.S. Gulf of Mexico, which is a mature exploration, development and production region.
For the years ended December 31, 2018, 2017 and 2016, our operating revenues derived from services provided to customers primarily engaged in oil and gas activities in the U.S. Gulf of Mexico represented approximately 69%, 62% and 62%, respectively, of our total operating revenues. The U.S. Gulf of Mexico is a mature exploration, development and production region that has undergone substantial seismic survey and exploration activity for many years. We cannot predict the levels of activity in this area. A large number of oil and gas properties in the region have already been drilled, and additional prospects of sufficient size and quality could be more difficult to identify. Generally, the production from these mature oil and gas properties is declining and future production may decline to the point that such properties are no longer economically viable to operate, in which case our services with respect to such properties may no longer be needed. Oil and gas companies may not identify sufficient additional drilling sites to replace those that become depleted. If activity in oil and gas exploration, development and production in the U.S. Gulf of Mexico materially declines, our business, financial condition and results of operations could be materially and adversely affected.
Any significant development impacting deepwater drilling in the U.S. Gulf of Mexico could materially adversely affect us.
We are highly dependent on offshore oil and gas activities in the U.S. Gulf of Mexico. As a result of the well-publicized sinking of the Deepwater Horizon, a semi-submersible deepwater drilling rig operating in the U.S. Gulf of Mexico after an apparent blowout and fire resulting in a significant flow of hydrocarbons from the BP Plc. Macondo well, the U.S. Department of Interior temporarily imposed a moratorium on offshore drilling operations and issued new rules designed to improve drilling and workplace safety in the U.S. Gulf of Mexico. While the moratorium was quickly lifted, BSEE, the Office of National Resources Revenue and other regulatory agencies may issue new safety and environmental guidelines and regulations for drilling in the U.S. Gulf of Mexico and other geographic regions, the result of which may increase the costs and regulatory burden of exploration, development and production, reduce the area of operations for offshore oil and gas activities and result in permitting delays. We are monitoring legislation and regulatory developments; however, it is difficult to predict the ultimate impact of any new guidelines, regulations or legislation. A prolonged suspension of drilling activity or permitting delays in the U.S. Gulf of Mexico and other geographic locations in which we operate, new regulations and/or increased liability for companies operating in the offshore oil and gas sector, whether or not caused by a new incident in any region, could result in reduced demand for our services and could have a material adverse effect on our business, financial condition and results of operations.
We are subject to political, economic and regulatory risks associated with our international operations and the expansion thereof.
We operate and lease helicopters in international markets. During the years ended December 31, 2018, 2017 and 2016, approximately 29%, 34% and 31%, respectively, of our operating revenues were derived from our international operations. Our strategy contemplates growth in our international operations in the future. Our international operations are subject to a number of risks, including:

•	political conditions and events, including embargoes;

•
uncertainties concerning import and export restrictions, including the risk of fines or penalties assessed for violating export restrictions by the Office of Foreign Assets Controls of the U.S. Department of Treasury;

•	restrictive actions by U.S. and foreign governments, including those in Brazil, Colombia, and Suriname which could limit our ability to provide services in those countries;

•	the imposition of withholding or other taxes on foreign income, tariffs or restrictions on foreign trade and investment;

•	adverse tax consequences;

•	limitations on repatriation of earnings or currency exchange controls and import/export quotas;

•	nationalization, expropriation, asset seizure, blockades and blacklisting;

•	limitations in the availability, amount or terms of insurance coverage;

•	loss of contract rights and inability to adequately enforce contracts;

•	the lack of well-developed legal systems in some countries that could make it difficult for us to enforce contractual rights;

•	political, social and economic instability, war and civil disturbances or other risks that may limit or disrupt markets, such as terrorist attacks, piracy and kidnapping;

•	fluctuations in currency exchange rates, hard currency shortages and controls on currency exchange that affect demand for our services and our profitability;

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
Our results could be impacted by U.S. and foreign social, political, regulatory and economic conditions as well as by changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. government.
Changes in U.S. political, regulatory and economic conditions or in laws and policies governing foreign trade (including the U.S. trade agreements and U.S. tariff policies), travel to and from the United States, immigration, manufacturing, development and investment in the territories and countries in which we operate, and any negative sentiments or retaliatory actions towards the United States as a result of such changes, could adversely affect the industry, which could adversely affect our business, financial position, results of operations, cash flows and growth prospects. The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties, taxes, government regulations and tariffs that would be applicable. It is unclear what changes might be considered or implemented and what response to any such changes may be by the governments of other countries. These changes have created significant uncertainty about the future relationship between the United States and China, as well as other countries, including with respect to the trade policies, treaties, government regulations and tariffs that could apply to trade between the United States and other nations. Changes in these policies may have a material adverse effect on the Company's business, financial position, results of operations, cash flows and growth prospects.
On June 23, 2016, the citizens of the United Kingdom voted to leave the European Union (“Brexit”). In March 2017, the British government invoked Article 50 of the Treaty on European Union, which formally triggered a negotiation process with the European Union. In March 2018, the parties agreed to a transition period of 21 months - from March 29, 2019 until the end of 2020 - before the United Kingdom leaves the European Union completely, assuming approval of the negotiated withdrawal agreement. The uncertainty surrounding the results of the Brexit referendum may cause disruptions to and create uncertainty surrounding the Company’s business, including affecting the Company’s relationships with its existing and future customers, suppliers and employees.
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
Our business is capital intensive, and to the extent we do not generate sufficient cash from operations, we will need to raise additional funds through bank financing and other public or private debt or equity financing to execute our strategy and make the capital expenditures required to operate our business. Adequate sources of capital funding may not be available when needed, or may not be available on favorable terms. The availability of financing may also be affected by oil and gas prices and exploration, development and production activity levels. If we raise additional funds by issuing equity or certain types of convertible debt securities, the holdings of our existing stockholders may be diluted. Further, if we raise additional debt financing, we will incur additional interest expense, the terms of such debt may be less favorable than our existing debt and we may be required to pledge our assets as security or be subjected to financial and/or operating covenants that affect our ability to conduct our business. Our ability to engage in any capital raising activities are subject to the restrictions in our existing debt instruments. If our levels of funding are insufficient at any time in the future, or we are unable to conduct capital raising activities for any reason, we may be unable to acquire additional helicopters, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.
There are risks associated with our debt structure.
As of December 31, 2018, our indebtedness consisted of $144.8 million aggregate principal amount of our 7.750% senior unsecured notes due 2022 (the “7.750% Senior Notes”), $20.0 million of aggregate indebtedness outstanding under two promissory notes and $0.4 million of installment payments due to taxing authorities in Brazil. In addition, we had the ability to borrow up to $124.1 million under our Revolving Credit Facility, after taking into account the financial ratios we are required to maintain under the facility as discussed in more detail below.
The agreements governing our Revolving Credit Facility contain various covenants that limit our ability to, among other things:

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
Failure to comply with these covenants is an event of default under the Revolving Credit Facility, and therefore, our ability to borrow under our Revolving Credit Facility is dependent on and limited by our ability to comply with such covenants. In addition, the indenture governing our 7.750% Senior Notes contains similar incurrence based negative covenants. Refer to Note 7 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information.
If we experience reduced operating revenues, our ability to utilize our Revolving Credit Facility may be limited or we may require additional investments in our capital stock to maintain our financial ratio within applicable limits. Any inability to borrow under our Revolving Credit Facility could have a material adverse effect on our ability to make capital expenditures and our business, financial condition and results of operations. Further, failure to maintain the financial ratios or other covenants required under our Revolving Credit Facility would constitute an event of default, allowing the lenders under our Revolving Credit Facility to declare the entire balance of any and all sums payable under the facility immediately due and payable, which in turn would permit the holders of our 7.750% Senior Notes to accelerate maturity of the 7.750% Senior Notes.
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
A significant portion of our revenues is dependent on actual flight hours, which may be impacted by prolonged periods of adverse weather conditions. During the fall and winter months, weather conditions are generally more extreme, with periods of poor visibility, high winds and heavy precipitation in some areas. As a result, oil and gas exploration, development and production activity decreases in winter months. In addition, although some of our helicopters are equipped to fly at night, operations servicing offshore oil and gas transport of passengers and other non-emergency operations are generally conducted during daylight hours. During winter months, there are fewer daylight hours. As a result of adverse weather conditions and lack of daylight, our flight hours, and therefore revenues, tend to decline in the winter months.
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
Loss of the services of key management personnel at our corporate and regional headquarters without being able to attract personnel of equal ability could have a material adverse effect on our business, financial condition and results of operations. Further, Title 49 of the Transportation Code and other statutes require that our President and two-thirds of our board of directors and other managing officers be U.S. citizens, which limits the potential pool of new candidates. The skills, experience and industry contacts of our senior management significantly benefit our operations and administration. The failure to attract, retain and properly motivate the members of our senior management team and other key employees, or to find suitable replacements for them in the event of death, ill health or their desire to pursue other professional opportunities, could have a material adverse effect on business, financial condition and results of operations.
Our ability to attract and retain qualified pilots, mechanics and other highly trained personnel is likewise an important factor in determining our future success. For example, many of our customers require pilots with very high levels of flight experience. In addition, the maintenance of our helicopters requires mechanics that are trained and experienced in servicing particular makes and models of helicopters. The market for these highly trained personnel is competitive and we cannot be certain that we will be successful in attracting and retaining qualified personnel in the future. Some of our pilots, mechanics and other highly trained personnel, as well as those of our competitors, are members of the U.S. military reserves who have been, or could be, called to active duty. If significant numbers of such personnel are called to active duty, it would reduce the supply of such workers and likely increase our labor costs. In addition, the certification of our pilots is within the purview of the U.S. federal government, and a prolonged shutdown of the federal government could adversely affect our ability to add qualified pilots to our workforce in a timely fashion.
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
Many of the helicopters that we operate, and the demand for such helicopters, are subject to changing technology, introductions and enhancements of models of helicopters and services and shifting customer demands, including technology preferences. Our future growth and financial performance will depend in part upon our ability to develop, market and integrate new services and to accommodate the latest technological advances and client preferences. In addition, the introduction of new services or technologies, such as unmanned aerial vehicles and new vertical take-off and landing aircraft, that compete with our services could result in our revenues decreasing over time. If we are unable to upgrade our operations or fleet with the latest technological advances in a timely manner, or at all, our business, financial condition and results of operations could suffer. Furthermore, any disruption to computers, communication systems or other technical equipment used by us and our fleet could significantly impair our ability to operate our business efficiently and could have a material adverse effect on our business, financial condition and results of operations.
We rely on information technology, and if we are unable to protect against service interruptions, system failures, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted, our reputation could be harmed and our business could be materially adversely affected.
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
Cybersecurity incidents could materially affect our business
Our information technology systems are becoming increasingly integrated. If our information technology systems were to suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience business disruptions, which would have a material adverse effect on our business, financial condition and results of operations and on the ability of management to align and optimize technology to implement business strategies. In addition, cyber-attacks, including successful breaches, employee malfeasance, or human or technological error could result in, for example, unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, customer, or other third party data or systems; theft of sensitive, regulated, or confidential data including personal information and intellectual property; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions or denials of service. There is no assurance that we will not experience these service interruptions or cyber attacks in the future. Further, as the frequency, scope and sophistication of cyber attacks continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyber attacks. A security breach may also lead to potential claims from third parties or employees. Any such incident can also cause significant reputational harm to our business and our partners.

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
We are subject to non-U.S. governmental regulation that limits foreign ownership of helicopter companies.
We are subject to governmental regulation outside of the U.S. that limits foreign ownership of helicopter companies in favor of domestic ownership. Failure to comply with regulations and requirements for local ownership in the various markets in which we operate, and may operate in the future, may subject our helicopters to deregistration or impoundment. If required levels of local ownership are not met or maintained, joint ventures in which we have significant investments could also be prohibited from operating within these countries. Deregistration of our helicopters or helicopters operated by our joint venture partners for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct operations within these markets. We cannot assure you that there will be no changes in aviation laws, regulations, required levels of local ownership, or administrative requirements or the interpretations thereof, that could restrict or prohibit our ability to operate in certain regions. Any such restriction or prohibition on our ability to operate may have a material adverse effect on our business, financial condition and results of operations.
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
As a global business, we are subject to complex laws and regulations in the U.S. and other countries in which we operate. These laws and regulations relate to a number of aspects of our business, including import and export controls, the payment of taxes, employment and labor relations, fair competition, data privacy protections, securities regulation, anti-money laundering, anti-corruption, economic sanctions and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may sometimes conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. A failure to comply could also result in significant fines, damages and other criminal sanctions against us, our officers, employees, joint venture partners or strategic partners, prohibitions or additional requirements on the conduct of our business and damage to our reputation. Further, we could be charged with wrongdoing for any violation of such laws and regulations by our agents, local partners or joint ventures, even though such parties may not be subject to the applicable statutes or may not operate under our control. Failure by us or one of our agents, joint ventures or strategic partners to comply with applicable export and trade practice laws could result in civil or criminal penalties and suspension or termination of export privileges. Certain violations of law could also result in suspension or debarment from government contracts. We incur additional legal compliance costs associated with our global regulations and the changes in laws or regulations and related interpretations and other guidance could result in higher expenses and payments. Uncertainty relating to such laws or regulations, including how they affect a business or how we are required to comply with the laws, may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights.
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
Actions taken by government agencies, such as the Department of Commerce, the Department of Transportation and the FAA, and similar agencies in the other jurisdictions in which we operate, could increase our costs and prohibit or reduce our ability to operate successfully.
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
Brazil. Aeróleo, a Brazilian company in which we own a 50% economic interest and a 20% voting interest, operates in Brazil. To operate helicopters in Brazil, an operator must be licensed by the National Agency for Civil Aviation. Under applicable Brazilian law, in order to maintain its license, an operator must have Brazilian officers and be “controlled” by nationals of Brazil, meaning that at least 80% of such operator’s voting shares are held by Brazilian nationals. The majority holder of voting shares in Aeróleo is a Brazilian national and therefore Aeróleo is considered “controlled” within the meaning of Brazil licensing requirements. Any change in the national status of the majority shareholder in Aeróleo and/or in the nationality of the officers of this subsidiary could affect the licenses of Aeróleo. Our ability to conduct our helicopter operating business in Brazil is dependent on our ability to maintain Aeróleo’s licenses and AOC. If we are unable to maintain such licenses and AOC, we will be prevented from performing flying operations in Brazil.
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
We are subject to many different forms of taxation in the jurisdictions throughout the world in which we operate including, but not limited to, income tax, withholding tax and payroll-related taxes. Tax law and administration are extremely complex and often require us, together with our advisors, to make subjective determinations. The tax authorities in the various jurisdictions where we conduct business might not agree with the determinations that we make with our advisors with respect to the application of tax law. Such disagreements could result in lengthy legal disputes and, ultimately, in the payment of substantial funds to the government authorities of foreign and local jurisdictions where we carry on business or provide goods or services, which could have a material adverse effect on our business, financial condition and results of operations.
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
Risk Factors Relating to Our Common Stock
Our stock price may fluctuate significantly.
The trading price of our Common Stock may be volatile and subject to wide price fluctuations in response to various factors, including:

•	market conditions in the broader stock market;

•	commodity prices, including oil and gas prices and the perceived level of off-shore oil and gas activities;

•	actual or anticipated fluctuations in our and our competitors’ quarterly financial condition and results of operations;

•	introduction of new equipment or services by us or our competitors;

•	grounding of all or a portion of our fleet;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	sales, or anticipated sales, of large blocks of our stock;

•	business or asset acquisitions or dispositions;

•	additions or departures of key personnel;

•	regulatory or political developments including those related to budget appropriations;

•	litigation and governmental investigations; and

•	changing economic conditions.
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and certain provisions of the Sarbanes-Oxley Act as well as the reporting and corporate governance requirements of the NYSE. For instance, for the first time since our spin-off from SEACOR Holdings in 2013, we are required to provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal controls over financial reporting. This and other similar public company requirements impose significant compliance obligations upon us and may place a strain on our systems and resources. The Exchange Act requires that we file annual and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. The failure to comply with Section 404 of the Sarbanes-Oxley Act may result in investors losing confidence in the reliability of our financial statements (which may result in a decrease in the trading price of our Common Stock), prevent us from providing the required financial information in a timely manner (which could materially adversely affect our business, financial condition, results of operations, the trading price of our Common Stock and our ability to access capital markets, if necessary), prevent us from otherwise complying with the standards applicable to us as an independent, publicly-traded company and subject us to adverse regulatory consequences.
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
An investor’s percentage of ownership in the Company may be diluted in the future
As with any publicly traded company, an investor’s percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we have and will continue to grant to directors, officers and employees. Under the Era Group Inc. 2012 Share Incentive Plan, we are permitted to issue awards of up to 4,000,000 shares of our Common Stock, of which 1,764,621 shares have already been issued as of December 31, 2018. Any substantial issuance of our Common Stock could significantly affect the trading price of our Common Stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our executive offices are located in Houston, Texas, and we maintain our U.S. Gulf of Mexico regional headquarters in Lake Charles, Louisiana, where we coordinate operations for the entire U.S. Gulf of Mexico, manage the support of our worldwide operations, and house our primary maintenance facility and training center. We maintain additional bases in the U.S. Gulf of Mexico near key offshore development sites as well. Additionally, we maintain a regional headquarters in Rio de Janeiro and multiple operating bases in Brazil and a regional headquarters in Bogotá and multiple operating bases in Colombia. The majority of the bases from which we operate are leased, with remaining terms of between one and sixty years.
Our principal physical properties are helicopters, which are more fully described in Item 1, - “Business - Equipment and Services” above.

ITEM 3.	LEGAL PROCEEDINGS
In the normal course of our business, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining our potential exposure to these matters and has recorded reserves in our financial statements related thereto as appropriate. It is possible that a change in our estimates related to these exposures could occur, but we do not expect any such changes in estimated costs would have a material effect on our consolidated financial position or results of operations. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies for a discussion of certain legal proceedings that we are party to and Note 8 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY
Officers of Era Group serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of Era Group as of March 5, 2019 were as follows:

Name	Age	Position
Christopher Bradshaw	42
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

Crystal Gordon	40
Senior Vice President, General Counsel & Chief Administrative Officer since joining the Company in January 2019. From 2011 through 2018, Ms. Gordon served as the Executive Vice President, General Counsel and Corporate Secretary of Air Methods Corporation, an emergency air medical company operating over 400 aircraft throughout the U.S.  At Air Methods Corporation, she oversaw the company’s legal, compliance, government affairs, risk management and real estate departments.  During her tenure, she led the company through various strategic initiatives, advising senior management and the board of directors on numerous mergers and acquisitions and joint ventures, ultimately leading Air Methods through its $2.5 billion take-private transaction in 2017.  Prior to her appointment at Air Methods Corporation, Ms. Gordon worked in private practice as a corporate and securities lawyer.  Her practice involved representing public and private companies on a variety of corporate transactions, including mergers, acquisitions and dispositions, public offerings and private placements of debt and equity securities.   Ms. Gordon served in several compliance roles in the financial services industry prior to attending law school.

Jennifer Whalen	45
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

Stuart Stavley	46
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

Grant Newman	41
Senior Vice President, Strategy & Corporate Development since September 2018. From 2008 until 2018, Mr. Newman was an investment banker in the Industrials group at Deutsche Bank Securities Inc., where he most recently served as a Director covering aviation and commercial aerospace. Mr. Newman began his professional career at General Electric, in the GE Plastics division where he held several corporate finance positions from 2001 to 2006 including roles in FP&A, manufacturing, sourcing and commercial finance as well as project leadership. During his tenure, he completed GE’s rigorous Financial Management Program and was certified as a Lean Six Sigma Black Belt.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our Common Stock is listed on the NYSE under the trading symbol “ERA.” On March 5, 2019, the closing price per share of our Common Stock as reported on the NYSE was $11.33.
Holders of Record
As of March 5, 2019, there were 166 holders of record of our Common Stock.
Dividend Policy
We have never declared or paid any cash dividend on our Common Stock. We do not expect to pay any cash dividends in the foreseeable future.
Company Purchases of Equity Securities
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the fourth quarter of 2018:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2018 - October 31, 2018	—	$—	—	$22,934,076
November 1, 2018 - November 30, 2018	—	$—	—	$22,934,076
December 1, 2018 - December 31, 2018	—	$—	—	$22,934,076
_______________

(1)
On August 14, 2014, our Board of Directors authorized the repurchase of up to $25.0 million in value of our Common Stock from time to time at the discretion of a committee of our Board of Directors. As of December 31, 2018, $22.9 million of authority remained unutilized and available for purchases of our Common Stock at the discretion of a committee of our Board of Directors comprised of the Non-Executive Chairman, the Audit Committee Chairman and our President and Chief Executive Officer.

Performance Graph
The following graph shows a comparison from December 31, 2013 through December 31, 2018 of the cumulative total return for our Common Stock, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”), the Standard & Poor’s Oil & Gas Equipment Select Industry Index and our peer group(1). The graph assumes that $100 was invested at the market close on December 31, 2013.
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

	Years Ended December 31,
	2018	2017	2016	2015	2014
Statements of Operations Data:
Revenues	$221,676	$231,321	$247,228	$281,837	$331,222
Operating income (loss)	28,070	(136,464)	(3,369)	24,294	42,651
Net income (loss) attributable to Era Group Inc.	13,922	(28,161)	(7,978)	8,705	17,117
Earnings (Loss) Per Common Share:
Basic	$0.64	$(1.36)	$(0.39)	$0.42	$0.84
Diluted	$0.64	$(1.36)	$(0.39)	$0.42	$0.84
Statement of Cash Flows Data – provided by (used in):
Operating activities	$54,354	$20,096	$58,504	$44,456	$78,286
Investing activities	22,826	(6,574)	(9,116)	(22,616)	(93,872)
Financing activities	(43,509)	(27,497)	(32,986)	(46,026)	26,127
Effects of exchange rate changes on cash, cash equivalents and restricted cash	249	81	(236)	(2,120)	(1,009)
Capital expenditures	(9,216)	(16,770)	(39,200)	(60,050)	(106,732)
Balance Sheet Data (at period end):
Cash and cash equivalents	$50,753	$13,583	$26,950	$14,370	$40,867
Total assets	764,863	792,097	955,173	1,004,351	1,017,174
Long-term debt, less current portion	160,217	202,174	230,139	264,479	282,118
Total equity	463,436	445,681	468,417	471,303	460,364

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2018, 2017 and 2016. You should read this discussion and analysis together with our Consolidated Financial Statements and related notes and the other financial information included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Item 1.A. Risk Factors” and elsewhere in this Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.
Overview
We are one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the U.S., which is our primary area of operations. Our helicopters are primarily used to transport personnel to, from and between offshore oil and gas production platforms, drilling rigs and other installations. In the years ended December 31, 2018, 2017 and 2016, approximately 71%, 66% and 69%, respectively, of our total operating revenues were earned in the U.S.  In the years ended December 31, 2018, 2017 and 2016, approximately 29%, 34% and 31%, respectively, of total operating revenues were earned in international locations. In addition to the U.S., we currently have customers in Brazil, Colombia, India, Mexico, Spain and Suriname.
The primary users of our helicopter services are international, independent and major integrated oil and gas exploration, development and production companies, national oil companies and BSEE. In the years ended December 31, 2018, 2017 and 2016, approximately 95%, 91% and 88%, respectively, of our operating revenues were derived from helicopter services, including emergency response services, provided to customers primarily engaged in offshore oil and gas exploration, development and production activities or regulatory agencies that monitor such activities. Additionally, our leasing customers typically provide services to oil and gas companies in their respective local markets. As such, our results are tied to the level of activity in the offshore oil and gas industry. In addition to serving the oil and gas industry, we provide emergency response services and utility services, among other activities.
As of December 31, 2018, we owned a total of 108 helicopters, consisting of nine heavy helicopters, 46 medium helicopters, 23 light twin engine helicopters and 30 light single engine helicopters. As of December 31, 2018, we had commitments to purchase an additional eight new helicopters consisting of three heavy helicopters and five light twin helicopters. The heavy helicopters are scheduled to be delivered in 2019 and 2020, and the delivery dates for the light twin helicopters have not been determined. In addition, we had outstanding options to purchase up to an additional 10 heavy helicopters. If these options were exercised, the helicopters would be scheduled for delivery in 2020 and 2021.
Lines of Service
Offshore Oil and Gas. The offshore oil and gas market is highly cyclical with demand highly correlated to the price of oil and gas, which tends to fluctuate depending on many factors, including global economic activity, levels of inventory and overall demand. In addition to the price of oil and gas, the availability of acreage and local tax incentives or disincentives and requirements for maintaining interests in leases affect activity levels in the oil and gas industry. Price levels for oil and gas by themselves can cause additional fluctuations by inducing changes in consumer behavior.
For the last 12 years, we have provided transportation services to government inspectors of offshore installations, drilling rigs and platforms. This contract was renewed in October 2016 for a term of one year with four one-year options to extend, and is expected to run through September 2021.
Brazil is among the most important markets for offshore oil and gas exploration, development and production activity world-wide. We participate in this market through our consolidated joint venture, Aeróleo.
Dry-Leasing. We enter into lease arrangements for our helicopters with operators primarily located in international markets such as Mexico, India and Spain. The helicopters are contracted to local helicopter operators, which often prefer to lease helicopters rather than purchase them. Leasing affords us the opportunity to access new markets without significant initial infrastructure investment and generally without ongoing operating risk.
Other Activities and Services. In order to diversify sources of our earnings and cash flow, we deploy a number of helicopters in support of other industries and activities, such as emergency response services and until recently flightseeing tours. In the years ended December 31, 2018, 2017 and 2016, 4%, 7% and 12% of our operating revenues were generated by these other activities and services. We have also provided inland utility services in Alaska such as firefighting, mining, power line and pipeline survey activities. In addition, we hold a 50% interest in Dart, an international sales and manufacturing organization focused on after-market helicopter parts and accessories.

Market Outlook
The offshore oil and gas market is highly cyclical with demand linked to the price of oil and gas. The prices of oil and gas are critical factors in our customers’ investment and spending decisions. The price of crude oil declined significantly beginning mid- 2014, which negatively impacted the cash flow of our customers and has led them to reduce capital and operational expenditures from prior levels, including reductions related to offshore exploration, development and production activities. We experienced customer contract cancellations and decreased fleet utilization as some of our customers decreased the number of helicopters on contract or canceled their contract upon limited notice. While the price of crude oil has now recovered to more favorable levels, our customers’ spending on offshore exploration, development and production activities remains depressed.
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
The remainder of our oil and gas revenues primarily comes from transporting personnel to and from offshore drilling rigs. Deepwater activity continues to be a significant segment of the global offshore oil and gas markets and typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the oil and gas companies using relatively conservative assumptions relating to oil and gas prices. Although these projects are considered to be less susceptible to short-term fluctuations in the price of oil and gas compared to shorter cycle projects, persistently low crude oil prices over the last four years caused these companies to reevaluate their future capital expenditures in regards to deepwater projects and resulted in the rescaling, delay or cancellation of planned offshore projects, which could continue to impact our operations in future periods.
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
We believe that we are well positioned to address near-term market and industry challenges. Our liquidity levels provide a stable foundation in the current market environment, which together with operational efficiency improvements will permit us to maintain and improve our customer relationships and competitive position.
Recent Developments
Sale of Dart Joint Venture
On March 7, 2019, the Company in conjunction with its 50% joint venture partner entered into an agreement to sell Dart for $75 million.  The transaction is expected to close in the second quarter of 2019, subject to the satisfaction or waiver of customary closing conditions. At closing, the Company expects to receive cash proceeds, including repayment of a related party note receivable, of approximately $40 million. The Company’s tax basis in Dart was $23.6 million as of December 31, 2018.
Fleet Developments and Capital Commitments
We focus on the modernization of our fleet and the standardization of equipment. Oil and gas companies typically require modern helicopters that offer enhanced safety features and greater performance. In response to this demand, we have transformed our fleet significantly. Since the beginning of 2005, we have added 141 helicopters, disposed of 149 helicopters and reduced the average age of our owned fleet from 17 years to 13 years. We spent $9.2 million, $16.8 million and $39.2 million to acquire helicopters and other equipment in the years ended December 31, 2018, 2017 and 2016, respectively, primarily for heavy and medium helicopters, spare helicopter parts and facility improvements.
As of December 31, 2018, we had unfunded commitments of $81.1 million, primarily stemming from agreements to purchase eight helicopters, consisting of three AW189 heavy helicopters and five AW169 light twin helicopters. We also had $1.3 million of deposits paid on options that have not yet been exercised. The AW189 helicopters are scheduled to be delivered in 2019 and 2020. Delivery dates for the AW169 helicopters have not been determined. In addition, we had outstanding options to purchase up to an additional ten AW189 helicopters. If these options were exercised, the helicopters would be delivered in 2020 and 2021. Approximately $82.4 million of these commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability other than aggregate liquidated damages of $2.1 million.
Components of Revenues and Expenses
We derive our revenues primarily from operating and leasing our equipment, and our profits depend on our cost of capital, the acquisition costs of assets, our operating costs and our reputation.
Operating revenues recorded under U.S. Gulf of Mexico and International are primarily generated from offshore oil and gas exploration, development and production activities. These revenues are typically earned through a combination of fixed monthly fees plus an incremental charge based on flight hours flown. Charter revenues are typically earned through either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate with a minimum number of hours to be charged daily.
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
For helicopters that we lease to third parties under arrangements whereby the customer assumes operational responsibility, we often provide maintenance and parts support, but generally we incur no other material operating costs. In most instances, our leases require clients to procure adequate insurance, but we purchase contingent hull and liability coverage to mitigate the risk of a client’s coverage failing to respond. In some instances, we provide training and other services to support our lease customers.

Results of Operations

	2018		2017		2016
	(in thousands)%		(in thousands)%		(in thousands)%
Operating revenues:
United States	$157,267	71	$152,187	66	$171,121	69
Foreign	64,409	29	79,134	34	76,107	31
Total operating revenues	221,676	100	231,321	100	247,228	100
Costs and expenses:
Operating:
Personnel	55,304	25	62,380	27	69,889	28
Repairs and maintenance	48,604	22	54,325	23	45,875	19
Insurance and loss reserves	5,018	2	4,594	2	6,253	3
Fuel	14,720	7	12,386	5	12,860	5
Leased-in equipment	627	—	1,107	—	1,091	—
Other	27,250	12	32,654	14	33,895	14
Total operating expenses	151,523	68	167,446	71	169,863	69
Administrative and general	45,126	20	42,092	18	36,206	15
Depreciation and amortization	39,541	18	45,736	20	49,315	20
Total costs and expenses	236,190	106	255,274	109	255,384	104
Gains on asset dispositions	1,575	1	4,507	2	4,787	2
Litigation settlement proceeds	42,000	19	—	—	—	—
Loss on impairment	(991)	—	(117,018)	(51)	—	—
Operating income (loss)	28,070	14	(136,464)	(58)	(3,369)	(2)
Other income (expense):
Interest income	2,042	1	760	—	741	—
Interest expense	(15,131)	(7)	(16,763)	(7)	(17,325)	(7)
Foreign currency gains (losses), net	(1,018)	—	(226)	—	7	—
Gain on debt extinguishment	175	—	—	—	518	—
Other, net	54	—	(12)	—	69	—
Total other income (expense)	(13,878)	(6)	(16,241)	(7)	(15,990)	(7)
Income (loss) before income tax expense and equity earnings	14,192	8	(152,705)	(65)	(19,359)	(9)
Income tax expense (benefit), net	2,940	1	(122,665)	(53)	(3,357)	(1)
Income (loss) before equity earnings	11,252	7	(30,040)	(12)	(16,002)	(8)
Equity earnings, net of tax	2,206	1	1,425	1	1,092	—
Net income (loss)	13,458	8	(28,615)	(11)	(14,910)	(8)
Net loss attributable to noncontrolling interest in subsidiary	464	—	454	—	6,932	3
Net income (loss) attributable to Era Group Inc.	$13,922	8	$(28,161)	(11)	$(7,978)	(5)

Operating Revenues by Service Line. The following table sets forth our operating revenues by service line for the years ended December 31, 2018, 2017 and 2016.

	2018		2017		2016
	(in thousands)%		(in thousands)%		(in thousands)%
Operating revenues
Oil and gas:(1)
U.S.	$143,654	65	$134,010	58	$139,750	57
International	56,800	25	64,344	28	63,089	25
Total oil and gas	200,454	90	198,354	86	202,839	82
Dry-leasing(2)	11,482	6	16,394	7	13,701	6
Emergency response(3)	9,740	4	11,502	5	24,973	10
Flightseeing	—	—	5,071	2	5,715	2
Total operating revenues	$221,676	100	$231,321	100	$247,228	100
_______________

(1)	Primarily oil and gas activities, but also includes revenues from utility services such as firefighting.

(2)
Includes property rental income for the years ended December 31, 2017 and 2016, of approximately, $0.3 million and $0.5 million, respectively, that was previously included in emergency response services and oil and gas service lines.

(3)	Includes search and rescue and air medical services.
Year Ended December 31, 2018 compared with Year Ended December 31, 2017
Operating Revenues. Operating revenues were $9.6 million lower in the twelve months ended December 31, 2018 (the “Current Year”) compared to the twelve months ended December 31, 2017 (the “Prior Year”).
Operating revenues from oil and gas operations in the U.S. were $9.6 million higher in the Current Year. Operating revenues from heavy and medium helicopters were $13.0 million and $3.5 million higher, respectively, primarily due to higher utilization. Operating revenues from single engine and light twin helicopters were $3.7 million and $2.9 million lower, respectively, primarily due to lower utilization. Miscellaneous revenues were $0.3 million lower in the Current Year.
Operating revenues from international oil and gas operations were $7.5 million lower in the Current Year. Operating revenues in Brazil were $4.1 million lower primarily due to the weakening of the Brazilian real relative to the U.S. dollar and lower utilization. Operating revenues in Suriname were $2.8 million lower due to the end of contracts. Operating revenues in Colombia were $0.7 million lower primarily due to a short-term offshore contract in the Prior Year.
Revenues from dry-leasing activities were $4.9 million lower in the Current Year primarily due to $4.0 million of lease return charges on helicopters returned to the Company upon the conclusion of lease contracts in the Prior Year and contracts that have ended. These decreases were partially offset by the recognition of a bankruptcy settlement during the Current Year.
Operating revenues from emergency response services were $1.8 million lower primarily due to a $1.4 million reduction related to the end of air medical contracts during the Prior Year and a $0.4 million reduction related to fewer search and rescue (“SAR”) subscribers in the Current Year.
Operating revenues from flightseeing activities were $5.1 million lower due to the sale of the Company’s flightseeing assets in the Current Year.
Operating Expenses. Operating expenses were $15.9 million lower in the Current Year. Personnel costs were $7.1 million lower primarily due to a reduction in headcount. Repairs and maintenance expenses were $5.7 million lower primarily due to a $5.1 million decrease related to the timing of repairs, a $0.9 million net increase in vendor credits, and a $0.4 million credit related to the return of leased-in helicopters in the Current Year, partially offset by a $0.6 million increase in power-by-the-hour (“PBH”) expense. Other operating expenses were $5.4 million lower primarily due to accounting for a Tax Special Regularization Program (“PERT”) in Brazil in the Prior Year, the absence of costs related to flightseeing activities, and the reversal of previously reserved deposits following a favorable decision on Brazilian customs and tax disputes in the Current Year. These decreases were partially offset by an increase in fuel expense of $2.3 million primarily due to a higher average fuel price.
Administrative and General. Administrative and general expenses were $3.0 million higher in the Current Year primarily due to an increase of $4.5 million in professional services fees related to litigation that has now been settled. This increase was partially offset by a decrease of $0.7 million in other taxes related to the correction of immaterial accounting errors in the Prior Year, a $0.3 million decrease in personnel costs primarily due to lower headcount and a $0.5 million decrease in other administrative and general costs.

Depreciation and Amortization. Depreciation and amortization expense was $6.2 million lower in the Current Year primarily due to a decrease in depreciation on the Company’s H225 helicopters following their impairment in the Prior Year, the subsequent sale of most of these helicopters during the Current Year, and certain assets becoming fully depreciated subsequent to the Prior Year.
Gains on Asset Dispositions, Net.  In the Current Year, the Company sold or otherwise disposed of its flightseeing assets in Alaska (which consisted of eight single engine helicopters, two operating facilities, and related property and equipment), thirteen other helicopters (including six on sales-type leases), and other equipment for net gains of $1.6 million. In the Prior Year, the Company sold or otherwise disposed of a hangar in Alaska, three helicopters, capital parts and non-aircraft assets for gains of $4.5 million.
Litigation Settlement Proceeds. Litigation settlement proceeds of $42.0 million related to a settlement in the Current Year.
Loss on Impairment. The Company recorded losses on impairment of $1.0 million in the Current Year and $117.0 million in the Prior Year related to its H225 helicopters.
Operating Income (Loss). Operating income as a percentage of revenues was 13% in the Current Year compared to operating loss as a percentage of revenues of 58% in the Prior Year. Excluding gains on asset dispositions, operating income as a percentage of revenues was 12% in the Current Year compared to operating loss as a percentage of revenues of 61% in the Prior Year. The increase in operating income as a percentage of revenues was primarily due to the recognition of litigation settlement proceeds in the Current Year and a decrease in losses recognized on impairment.
Interest Income. Interest income was $1.3 million higher in the Current Year primarily due to interest earned on sales-type leases of H225 helicopters.
Interest Expense. Interest expense was $1.6 million lower in the Current Year primarily due to accounting for PERT in the Prior Year and lower outstanding debt balances in the Current Year.
Foreign Currency Gains (Losses), net. Foreign currency losses were $1.0 million in the Current Year primarily due to the weakening of the Brazilian real relative to the U.S. dollar.
Income Tax Benefit (Expense). Income tax expense was $2.9 million in the Current Year primarily due to the recognition of litigation settlement proceeds. Income tax benefit was $122.7 million in the Prior Year primarily due to the impact of changes in U.S. income tax legislation and the impairment of the Company’s H225 helicopters, capital parts and inventory during the Prior Year.
Equity Earnings. Equity earnings, net of tax, were $0.8 million higher in the Current Year primarily due to higher earnings at our Dart Holding Company Ltd. (“Dart”) joint venture.
Year Ended December 31, 2017 compared with Year Ended December 31, 2016
Operating Revenues. Operating revenues were $15.9 million lower in the twelve months ended December 31, 2017 compared to the twelve months ended December 31, 2016.
Operating revenues from oil and gas operations in the U.S. were $5.9 million lower in 2017. Operating revenues from light twin and single engine helicopters were $8.7 million and $6.2 million lower, respectively, primarily due to lower utilization. Operating revenues from medium and heavy helicopters were $7.2 million and $2.7 million higher, respectively, primarily due to higher utilization. Miscellaneous revenues were $0.8 million lower primarily due to the recognition of a contract termination fee in 2016.
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
Operating revenues from emergency response services were $13.5 million lower in 2017 primarily due to a $5.6 million decrease as a result of fewer SAR subscribers and fewer SAR flight hours and a $7.9 million decrease as a result of the end of air medical contracts during 2017.
Revenues from dry-leasing activities were $2.8 million higher in 2017 primarily due to $4.0 million of lease return charges on helicopters returned to the Company upon the conclusion of lease contracts, partially offset by leases that ended subsequent to 2016.
Operating revenues from flightseeing activities were $0.6 million lower in 2017 primarily due to lower utilization.

Operating Expenses. Operating expenses were $2.4 million lower in 2017. Personnel costs were $7.5 million lower primarily due to a reduction in headcount. Insurance and loss reserves were $1.7 million lower primarily due to a reduction in premiums. Fuel expense was $0.5 million lower primarily due to reduced flight hours. Other operating expenses were $1.2 million lower primarily due to reduced activity, partially offset by indirect tax expense of $2.0 million related to the PERT Program in Brazil in 2017. These decreases were partially offset by an increase in repairs and maintenance expense of $8.5 million primarily due to a $2.3 million increase in power-by-the-hour (“PBH”) expense, a net reduction in vendor credits of $2.4 million and a $3.8 million increase related to the timing of repairs. The increased PBH expense was primarily due to the recognition of $7.1 million of credits in 2016 related to the removal of helicopters from PBH programs, partially offset by the recognition of credits and fewer flight hours in 2017.
Administrative and General. Administrative and general expenses were $5.9 million higher in 2017 primarily due to increases of $6.3 million in professional services fees and $0.7 million due to the recognition of a bad debt recovery in Brazil in 2016. These increases were partially offset by a decrease of $0.8 million in compensation and employee costs as a result of lower headcount and a decrease of $0.3 million in other administrative and general costs.
Depreciation and Amortization. Depreciation and amortization expense was $3.6 million lower in 2017 primarily due to certain assets becoming fully depreciated and asset dispositions subsequent to 2016 and a decrease in depreciation on the Company’s H225 helicopters following their impairment during 2017, partially offset by new heavy helicopters placed in service.
Gains on Asset Dispositions, Net.  In 2017, we sold or otherwise disposed of a hangar in Alaska, three helicopters, capital parts and other assets for gains of $4.5 million. In 2016, we sold or otherwise disposed of two hangars in Alaska, nine helicopters and related equipment for gains of $4.8 million.
Loss on Impairment. We recorded a loss on impairment of $117.0 million in 2017 related to a decline in the value of our H225 helicopters.
Operating Income (Loss). Operating loss as a percentage of revenues was 58% in 2017 compared to 2% in 2016. Excluding gains on asset dispositions, operating loss as a percentage of revenues was 61% in 2017 compared to 3% in 2016. The increase in operating loss as a percentage of revenues in 2017 was primarily due to the loss on impairment and increased professional services fees and repairs and maintenance expenses as described above.
Interest Expense. Interest expense was $0.6 million lower in 2017 primarily due to lower outstanding debt balances and the resumption of the capitalization of interest on certain helicopter deposits in 2017 compared to the expensing of interest on these deposits in 2016 due to the refund of helicopter deposits. This was partially offset by $0.8 million of additional accrued interest resulting from the correction of immaterial accounting errors.
Gain on Debt Extinguishment. Gain on debt extinguishment was $0.5 million in 2016 due to the repurchase of $5.0 million of our 7.750% Senior Notes.
Income Tax Benefit. Income tax benefit was $119.3 million higher in 2017 primarily due to approximately $70.0 million related to the impact of the Tax Act, as well as the tax impact of the impairment of our H225 helicopters, capital parts and inventory during 2017.
Equity Earnings. Equity earnings, net of tax, were $0.3 million higher in 2017 primarily due to higher earnings at our Dart Holding Company Ltd. (“Dart”) joint venture.
Liquidity and Capital Resources
Our ongoing liquidity requirements arise primarily from working capital needs, meeting our capital commitments (including the purchase of helicopters and other equipment) and the repayment of debt obligations. In addition, we may use our liquidity to fund acquisitions or to make other investments. Sources of liquidity are cash balances, cash flows from operations and borrowings under our Revolving Credit Facility, and, from time to time, we may secure additional liquidity through the issuance of equity or debt, as well as the sale of assets.

Summary of Cash Flows

	2018	2017	2016
	(in thousands)
Cash provided by (used in):
Operating activities	$54,354	$20,096	$58,504
Investing activities	22,826	(6,574)	(9,116)
Financing activities	(43,509)	(27,497)	(32,986)
Effect of exchange rates on cash, cash equivalents and restricted cash	249	81	(236)
Net increase (decrease) in cash, cash equivalents and restricted cash	$33,920	$(13,894)	$16,166
Operating Activities
The components of cash flows provided by operating activities during the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
	(in thousands)
Operating income before depreciation, gains on asset dispositions and impairments, net	$67,027	$21,493	$41,159
Changes in operating assets and liabilities before interest and income taxes	(3,630)	8,795	21,040
Interest paid, excluding capitalized interest of $97, $497 and $46 in 2018, 2017 and 2016, respectively	(13,581)	(15,315)	(15,268)
Income taxes refunded (paid)	(283)	(426)	5,978
Other	4,821	5,549	5,595
Total cash flows provided by operating activities	$54,354	$20,096	$58,504
Operating income before depreciation and gains on asset dispositions and impairments, net was $45.5 million higher for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to the recognition of $42.0 million of litigation settlement proceeds in the Current Year and a $15.9 million decrease in operating expenses related to personnel reductions, decreased repairs and maintenance expenses and the absence of certain other operating expenses incurred in the Prior Year. The litigation settlement proceeds and the decrease in operating expenses were partially offset by a $9.6 million decrease in revenues and a $3.0 million increase in administrative and general expenses.
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
Changes in operating assets and liabilities before interest and income taxes resulted in cash outflows of $3.6 million for the year ended December 31, 2018 compared to inflows of $8.8 million for the year ended December 31, 2017, primarily due to a decrease in payables.
Changes in operating assets and liabilities before interest and income taxes resulted in cash inflows of $8.8 million for the year ended December 31, 2017 compared to inflows of $21.0 million for the year ended December 31, 2016, primarily due to a decrease in trade receivables and other assets.
Interest paid, excluding capitalized interest, was $1.7 million lower for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to lower debt balances in the Current Year.
Income taxes paid were consistent for the year ended December 31, 2018 and the year ended December 31, 2017.
Income taxes paid were $0.4 million as a result of operations in Suriname for the year ended December 31, 2017 compared to income taxes refunded of $6.0 million for the year ended December 31, 2016.
Investing Activities
During the year ended December 31, 2018, net cash provided by investing activities was $22.8 million primarily as follows:

•	Proceeds from the disposition of property and equipment were $29.6 million.

•	Net principal payments on notes due from third-parties and equity investees were $1.5 million.

•	Dividends received from equity investees were $1.0 million.

•	Capital expenditures were $9.2 million, which consisted primarily of helicopter acquisitions, spare helicopter parts, and leasehold improvements.
During the year ended December 31, 2017, net cash used in investing activities was $6.6 million primarily as follows:

•	Capital expenditures were $16.8 million, which consisted primarily of helicopter acquisitions and deposits on future helicopter deliveries.

•	Proceeds from the disposition of property and equipment were $9.4 million.

•	Net principal payments on notes due from third-parties and equity investees were $0.9 million.

•	Investments in and advances to equity investees were $0.1 million.
During the year ended December 31, 2016, net cash used in investing activities was $9.1 million primarily as follows:

•	Capital expenditures were $39.2 million, which consisted primarily of helicopter acquisitions, deposits on future helicopter deliveries and a base expansion project.

•	Proceeds from the disposition of property and equipment were $28.6 million.

•	Net principal payments on notes due from third-parties and equity investees were $0.9 million.

•	Return of helicopter deposits were $0.5 million.
Financing Activities
During the year ended December 31, 2018, net cash used in financing activities was $43.5 million primarily as follows:

•	Principal payments on long-term debt, including our Revolving Credit Facility were $41.9 million.

•	Issuance costs related to the amendment to our Revolving Credit Facility were $1.3 million.

•	Extinguishment of long-term debt was $1.2 million.

•	Proceeds from share-based award plans were $0.9 million.
During the year ended December 31, 2017, net cash used in financing activities was $27.5 million primarily as follows:

•	Net principal payments on short and long-term debt were $45.3 million.

•	Borrowings under our Revolving Credit Facility were $17.0 million.

•	Proceeds from share-based award plans were $0.8 million.
During the year ended December 31, 2016, net cash used in financing activities was $33.0 million primarily as follows:

•	Net principal payments on long-term debt were $40.4 million.

•	Borrowings under our Revolving Credit Facility were $12.0 million.

•	Cash used for the repurchase of a portion of our 7.750% Senior Notes was $4.3 million

•	Issuance costs related to the amendment to our Revolving Credit Facility were $0.9 million

•	Proceeds from share-based award plans were $0.8 million.

•	Cash used for the repurchase of treasury shares was $0.2 million

Future Cash Requirements
Debt Obligations
Total debt (excluding unamortized discounts and debt issuance costs) as of December 31, 2018 was $165.2 million, of which $2.1 million was classified as current. The following table summarizes the maturity dates for our significant debt as of December 31, 2018:

Debt	Maturity Date
7.750% Senior Notes (excluding unamortized discount)	December 2022
Senior secured revolving credit facility	March 2021
Promissory notes	December 2020
Other	July 2019
On March 31, 2014, Era Group entered into the amended and restated senior secured revolving credit facility (the “Amended and Restated Revolving Credit Facility”). On March 7, 2018, Era Group entered into a Consent and Amendment No. 4 to the Amended and Restated Senior Secured Revolving Credit Facility Agreement (the “Amendment No. 4” and the Amended and Restated Revolving Credit Facility, as amended by Amendment No. 4, is referred to herein as the “Revolving Credit Facility”) that, among other things, (a) reduced the aggregate principal amount of revolving loan commitments from $200.0 million to $125.0 million, (b) extended the agreement’s maturity until March 31, 2021, (c) revised the definition of EBITDA to permit an add-back for certain litigation expenses related to the H225 helicopters, and (d) adjusted the maintenance covenant requirements to maintain an interest coverage ratio of not less than 1.75:1.00 and a senior secured leverage ratio of not more than 3.25:1.00. As of December 31, 2018, we were in compliance with these maintenance covenants.
For further discussion of outstanding debt as of December 31, 2018, including a discussion of the market terms or our debt obligations, and our debt issuance costs and other details see Note 7 in the “Notes to Consolidated Financial Statements” included in this Annual Report.
Unfunded Capital Commitments
As of December 31, 2018, we had unfunded capital commitments of $81.1 million, primarily pursuant to agreements to purchase eight helicopters. Approximately $70.2 million is payable in 2019, with the remaining commitments payable through 2020. We also had $1.3 million of deposits paid on options not yet exercised. We may terminate $82.4 million of these commitments (inclusive of deposits paid on options not yet exercised) without further liability to us other than aggregate liquidated damages of $2.1 million. In addition, we had outstanding options to purchase up to an additional ten AW189 helicopters. If these options were exercised, the helicopters would be delivered in 2020 and 2021. We expect to finance the remaining acquisition costs through a combination of cash on hand, cash provided by operating activities and borrowings under our Revolving Credit Facility.
Short and Long-Term Liquidity Requirements
We anticipate that we will generate positive cash flows from operations and that these cash flows will be adequate to meet our working capital requirements. During the year ended December 31, 2018, our cash provided by operations was $54.4 million. To support our capital expenditure program and/or other liquidity requirements, we may use any combination of operating cash flow, cash balances or proceeds from sales of assets, issue debt or equity, or borrowings under our Revolving Credit Facility. As of December 31, 2018, we had the ability to borrow an additional $124.1 million under the Revolving Credit Facility, subject to our compliance with the financial ratios discussed above.
Our availability of long-term liquidity is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, debt service, capital expenditures and a reasonable return on investment. Management will continue to closely monitor our liquidity and the credit markets.

Off-Balance Sheet Arrangements
On occasion, we and our partners will guarantee certain obligations on behalf of our joint ventures. As of December 31, 2018, we had no such guarantees in place. As of December 31, 2018, we had standby letters of credit totaling $0.9 million.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations and other commercial commitments and their aggregate maturities as of December 31, 2018 (in thousands):

		Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual obligations:
Long-term debt(1)	$210,695	$14,164	$41,694	$154,837	$—
Capital purchase obligations(2)	81,144	70,207	10,937	—	—
Operating leases(3)	13,099	1,573	2,517	1,057	7,952
Purchase obligations(4)	5,991	5,991	—	—	—
	$310,929	$91,935	$55,148	$155,894	$7,952
_______________

(1)
Maturities of our borrowings, interest payments pursuant to such borrowings and a capital commitment fee on our Revolving Credit Facility are based on contractual terms. Interest amounts represent the expected cash payments for interest on our long-term debt based on the interest rates in place and amounts outstanding as of December 31, 2018. Installment payments on settled tax disputes in Brazil include interest calculated using rates in effect as of December 31, 2018.

(2)
Capital purchase obligations as of December 31, 2018 represent commitments for the purchase of eight new helicopters, consisting of five AW169 light twin helicopters and three AW189 heavy helicopters. Of the total unfunded capital commitments, all may be terminated without further liability other than liquidated damages of $2.1 million in the aggregate. These commitments are not recorded as liabilities on our consolidated balance sheet as we had not yet received the goods or taken title to the property.

(3)	Operating leases primarily include leases of facilities that have a remaining term in excess of one year.

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
Contingencies
Brazilian Tax Disputes
In connection with our ownership of Aeróleo and its operations in Brazil, we have several ongoing legal disputes related to the local, municipal and federal taxation requirements in Brazil, including assessments associated with the import and re-export of our helicopters in Brazil. The legal disputes are related to: (i) municipal tax assessments arising under the authorities in Rio de Janeiro (for the period between 2000 and 2005) and Macaé (for the period between 2001 to 2006) (collectively, the “Municipal Tax Disputes”); (ii) social security contributions that one of our customers was required to remit from 1995 to 1998; (iii) penalties assessed due to our alleged failure to comply with certain deadlines related to the helicopters we import and export in and out of Brazil; and (iv) fines sought by taxing authorities in Brazil related to our use of certain tax credits used to offset certain social tax liabilities (collectively, the “Tax Disputes”).
The aggregate amount at issue for the Tax Disputes is $14.5 million. The Municipal Tax Disputes are the largest contributor to the total amount being sought from Aeróleo, with approximately $10.1 million at issue.
In addition to the foregoing Tax Disputes (and unrelated thereto), Aeróleo is engaged in two additional civil litigation matters relating to: (i) a dispute with its former tax consultant who has alleged that $0.5 million is due and payable as a contingency fee related to execution of certain tax strategies; and (ii) a fatal accident that occurred in 1983 and was previously settled with the plaintiffs’ in the U.S. (the “Civil Disputes”). With respect to the fatal accident, the plaintiffs are seeking to collect additional amounts in Brazil despite the previous settlement agreed upon by the parties in the U.S.
We continue to evaluate and assess various legal strategies for each of the Tax Disputes and the Civil Disputes. As is customary for certain legal matters in Brazil, Aeróleo has already deposited amounts as security into an escrow account to pursue further legal appeals in several of the Tax Disputes and the Civil Disputes. As of December 31, 2018, we have deposited $5.4 million into escrow accounts controlled by the court with respect to the Tax Disputes and the Civil Disputes, and we have fully reserved such amounts subject to final determination and the judicial release of such escrow deposits. These estimates are based on our assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intentions and experience. Aeróleo plans to defend the cases vigorously. As of December 31, 2018, it is not possible to determine the outcome of the Tax Disputes or the Civil Disputes, but we do not expect that an outcome would have a material adverse effect on our business, financial position or results of operations.
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
General Litigation and Disputes
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
Contingent Liabilities. We establish reserves for estimated loss contingencies when we believe a loss is probable and the amount of the loss can be reasonably estimated. Our contingent liability reserves relate primarily to potential tax assessments for Aeroleo contingencies, litigation and personal injury claims. Income for each reporting period includes revisions to contingent liability reserves resulting from different facts or information which becomes known or circumstances which change and affect our previous assumptions with respect to the likelihood or amount of loss. Such revisions are based on information which becomes known or circumstances that change after the reporting date for the previous period through the reporting date of the current period. Reserves for contingent liabilities are based upon our assumptions and estimates regarding the probable outcome of the matter. Should the outcome differ from our assumptions and estimates or other events result in a material adjustment to the accrued estimated reserves, revisions to the estimated reserves for contingent liabilities would be recognized.
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
Sales-type Leases. We engage in various lease transactions that qualify for treatment as sales-type leases. The initial profit or loss on such a transaction is determined as the fair value of the underlying assets (or the sum of the present value of the lease receivable and any prepaid lease payments by lessee, if lower) less any deferred initial direct costs incurred by us. Sales-type leases are subsequently analyzed for impairment purposes. If any of the lessees involved in these transactions encounter credit difficulties we will evaluate for impairment. The lessee’s credit risk relating to its ability to pay cash flows, pay lessee-provided residual value guarantees, or exercise reasonably certain purchase options is considered along with the mitigating impact of cash flows associated with guaranteed and unguaranteed residual values of the leased asset.
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
As of December 31, 2018, we had non-U.S. dollar denominated capital purchase commitments of €70.9 million ($81.1 million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. dollar equivalent of the non-hedged purchase commitment by $8.1 million.
As of December 31, 2018, we had $20.0 million of variable rate debt outstanding. These instruments bear a variable interest rate that resets monthly and is computed as the one-month LIBOR rate at the date of each reset plus 181 basis points. As of December 31, 2018, the weighted average interest rate on these borrowings was 4.33%. A 10% increase in the underlying LIBOR would raise the rate to 4.58%, resulting in additional annual interest expense of less than $0.1 million, net of tax.
As of December 31, 2018, we maintained a non-U.S. dollar denominated working capital balance of R$26.4 million ($6.8 million). An adverse change of 10% in the underlying foreign currency exchange rate would reduce our working capital balance by $0.6 million. As of December 31, 2018, we maintained a non-U.S. dollar denominated working capital balance of COP$1,778 million ($0.5 million). An adverse change of 10% in the underlying foreign currency exchange rate would reduce our working capital balance by less than $0.1 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and related notes required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page 59 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under Securities Exchange Commission (“SEC”) rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the updated framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation surrounding our financial controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and a conclusion on this evaluation. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of the circumvention or overriding of controls.
Based on management’s evaluation, management concluded that we did maintain effective internal control over financial reporting as of December 31, 2018.

Remediation of Previously Reported Material Weakness
In order to remediate the material weaknesses in internal control related to tax accounting at our subsidiary in Brazil, management implemented additional controls. These new controls include validation of monthly interest accruals on tax installments including review of the terms of any new installment arrangements. The implementation of the additional controls were completed by the end of first quarter 2018. Accordingly, management concluded this material weakness was remediated as of March 31, 2018.
Management has also remediated the material weakness related to the design and operation of controls over the preparation and review of the Company’s tax provision calculation by enhancing the precision of the review and reconciliation controls over each significant component of the income tax and other tax accrual processes. Accordingly, management concluded this material weakness was remediated as of December 31, 2018.
Changes in Internal Control Over Financial Reporting
Except as noted above under “Remediation of Prior Material Weaknesses,” there were no changes in our internal control procedures over financial reporting during the year ended December 31, 2018.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our 2019 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2018 and which is incorporated herein by reference. Information about our executive officers can be found after Item 4 in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be presented in our 2019 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2018 and which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our 2019 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2018 and which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our 2019 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2018 and which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be presented in our 2019 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended December 31, 2018 and which is incorporated herein by reference.

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
Amended and Restated Certificate of Incorporation of Era Group Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2018 (File No. 001-35701)).

3.2	*
Amended and Restated Bylaws of Era Group Inc. (incorporated herein by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2018 (File No. 001-35701)).

4.1	*
Form of Common Stock Certificate of Era Group Inc. (incorporated herein by reference to Exhibit 4.1 of the Company’s Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on January 08, 2013, as amended (File No. 001-35701)).

4.2	*
Indenture, dated as of December 7, 2012, among Era Group Inc., the guarantors named therein and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 4.3 of the Company’s Amendment No. 1 to Registration Statement on Form 10 filed with the SEC on December 18, 2012, as amended (File No. 001-35701)).

10.1	*	Change in Era Group Inc. Independent Auditors (incorporated herein by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2018 (File No. 001-35701)).
10.2	* +
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
Form of Non-Employee Director Restricted Stock Award Agreement pursuant to the Era Group Inc. 2012 Share Incentive Plan (incorporated herein by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 15, 2013 (File No. 001-35701)).

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
Amendment No. 1, dated September 15, 2016, to the Era Group Inc. 2013 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 filed with the SEC on November 2, 2016 (File No. 333-214402)).

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
Consent and Amendment No. 2, dated March 4, 2016 to the Amended and Restated Credit Agreement dated March 31, 2014 by and among Era Group Inc. and its subsidiaries a security party thereto, Suntrust Bank, as Administrative Agent, and the lenders signatories thereto (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 1, 2016 (File No. 001-35701).

10.15	*
Consent and Amendment No. 3, dated October 27, 2016 to the Amended and Restated Credit Agreement dated March 31, 2014 by and among Era Group Inc. and its subsidiaries a security party thereto, Suntrust Bank, as Administrative Agent, and the lenders signatories thereto (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 1, 2016 (File No. 001-35701).

10.16	*
Amendment No. 4, dated March 7, 2018 to the Amended and  Restated Credit Agreement dated March 31, 2014 by and among Era Group Inc. and its subsidiaries a security party thereto, Suntrust Bank, as Administrative Agent, and the lenders signatories thereto (incorporated herein by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 8, 2018 (File No. 001-35701).

10.17
Amendment No. 5, dated June 8, 2018 to the Amended and Restated Credit Agreement dated March 31, 2014 by and among Era Group Inc. and its subsidiaries a security party thereto, Suntrust Bank, as Administrative Agent, and the lenders signatories thereto.

10.18	* +
Era Group Inc. Senior Executive Severance Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 5, 2015 (File No. 001-35701).

10.24	*
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

10.26	* +
Form of Restricted Stock Agreement pursuant to the Era Group Inc. 2012 Share Incentive Plan (incorporated herein by reference to Exhibit 10.23 of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015 filed with the SEC on February 29, 2016 (File No. 001-35701).

10.27	+	Form of Time-based Restricted Stock Agreement pursuant to the Era Group Inc. 2012 Share Incentive Plan
10.28	*
Settlement Agreement and General Release of Claims, dated July 3, 2018 (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2018 (File No. 001-35701).

21.1		List of subsidiaries of Era Group Inc.
23.1		Consent of Grant Thornton, LLP, independent registered public accounting firm.
23.2		Consent of Ernst & Young LLP, independent registered public accounting firm.
23.3		Consent of KPMG LLP, independent registered public accounting firm.
31.1		Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2		Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1		Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated herein by reference as indicated.
+	Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

Era Group Inc.

	By:	/s/ Jennifer Whalen
Jennifer Whalen, Senior Vice President, Chief Financial Officer

	Date:	March 7, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title		Date

/s/ Christopher S. Bradshaw	President, Chief Executive Officer and Director		March 7, 2019
Christopher S. Bradshaw	(Principal Executive Officer)

/s/ Jennifer D. Whalen	Senior Vice President and Chief Financial Officer		March 7, 2019
Jennifer D. Whalen	(Principal Accounting and Financial Officer)

/s/ Charles Fabrikant	Chairman of the Board and Director		March 7, 2019
Charles Fabrikant

	Director		March 7, 2019
Blaine V. Fogg

/s/ Steven Webster	Director		March 7, 2019
Steven Webster

/s/ Ann Fairbanks	Director		March 7, 2019
Ann Fairbanks

/s/ Christopher P. Papouras	Director		March 7, 2019
Christopher P. Papouras

/s/ Yueping Sun	Director		March 7, 2019
Yueping Sun

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Era Group Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Era Group Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit and the report of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We did not audit the financial statements of Dart Holding Company Ltd., a corporation in which the Company has a 50% interest. In the consolidated financial statements, the Company’s investment in and advances to Dart Holding Company, Ltd. is stated at $27.1 million as of December 31, 2018, and the Company’s equity in the earnings of Dart Holding Company Ltd. is stated at $2.5 million for the year ended December 31, 2018. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Dart Holding Company Ltd., is based solely on the report of the other auditors.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 7, 2019 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2018.
Houston, Texas
March 7, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Era Group Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Era Group Inc. (a Delaware corporation) (and subsidiaries) (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated March 7, 2019 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP
Houston, Texas
March 7, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Dart Holding Company Ltd.
Opinion on the Financial Statements
We have audited the consolidated balance sheet of Dart Holding Company Ltd. (the “Company”) as of December 31, 2018 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP
Chartered Professional Accountants,
Licensed Public Accountants
We have served as the Company’s auditor since 2011.
Montréal, Canada
February 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Era Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Era Group Inc. (the Company) as of December 31, 2017, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively, referred to as the “financial statements”). In our opinion, based on our audits and the report of other auditors, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We did not audit the 2016 financial statements of Dart Holding Company Ltd., a corporation in which the Company has a 50% interest. In the consolidated financial statements, the Company’s equity in the net income of Dart Holding Company Ltd. is stated at $1.3 million in 2016. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Dart Holding Company Ltd., is based solely on the report of the other auditors.
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

/s/Ernst & Young LLP

We served as the Company’s auditor from 2007 to 2018.

Houston, Texas
March 8, 2018,
Except for Note 1 and Note 10, as to which the date is
March 7, 2019

INDEPENDENT AUDITORS’ REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Dart Holding Company Ltd.
We have audited the accompanying consolidated balance sheet of Dart Holding Company Ltd. as of December 31, 2016, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
Auditors’ Responsibility

We conducted our audit in accordance with Canadian generally accepted auditing standards and in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dart Holding Company Ltd. as of December 31, 2016, and its consolidated results of operations and its consolidated cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Chartered Professional Accountants,
Licensed Public Accountants
February 27, 2017
Montréal, Canada

ERA GROUP INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents (including $1,745 and $1,699 from VIEs in 2018 and 2017, respectively)(1)	$50,753	$13,583
Receivables:
Trade, operating, net of allowance for doubtful accounts of $261 and $1,196 in 2018 and 2017, respectively (including $5,565 and $5,854 from VIEs in 2018 and 2017, respectively)	33,306	33,840
Trade, dry-leasing	3,803	5,124
Tax receivables (including $3,187 and $2,828 from VIEs in 2018 and 2017, respectively)	3,187	2,829
Other (including $340 and $257 from VIEs in 2018 and 2017, respectively)	2,343	1,623
Inventories, net (including $40 and $39 from VIEs in 2018 and 2017, respectively)	20,673	21,112
Prepaid expenses (including $10 and $40 from VIEs in 2018 and 2017, respectively)	1,807	1,203
Escrow deposits	—	3,250
Total current assets	115,872	82,564
Property and equipment:
Helicopters	805,453	824,122
Machinery, equipment and spares (including $750 and $1,512 from VIEs in 2018 and 2017, respectively)	37,487	41,375
Construction in progress	7,086	37,605
Buildings and leasehold improvements (including $154 and $89 from VIEs in 2018 and 2017, respectively)	45,303	43,839
Furniture, fixtures, vehicles and other (including $471 and $350 from VIEs in 2018 and 2017, respectively)	21,832	26,001
Property and equipment, at cost	917,161	972,942
Accumulated depreciation (including $485 and $487 from VIEs in 2018 and 2017, respectively)	(317,967)	(299,028)
Property and equipment, net	599,194	673,914
Equity investments and advances	27,112	30,056
Intangible assets	1,107	1,122
Other assets (including $96 and $61 from VIEs in 2018 and 2017, respectively)	21,578	4,441
Total assets	$764,863	$792,097
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (including $1,522 and $1,807 from VIEs in 2018 and 2017, respectively)	$13,161	$16,421
Accrued wages and benefits (including $1,429 and $1,397 from VIEs in 2018 and 2017, respectively)	9,267	8,264
Accrued interest	569	606
Accrued income taxes	973	28
Current portion of long-term debt (including $395 and $1,073 from VIEs in 2018 and 2017, respectively)	2,058	2,736
Accrued other taxes (including $500 and $600 from VIEs in 2018 and 2017, respectively)	1,268	1,810
Accrued contingencies (including $630 and $858 from VIEs in 2018 and 2017, respectively)	630	859
Other current liabilities (including $0 and $8 from VIEs in 2018 and 2017, respectively.)	878	1,720
Total current liabilities	28,804	32,444
Long-term debt (including $0 and $1,903 from VIEs in 2018 and 2017, respectively)	160,217	202,174
Deferred income taxes	108,357	106,598
Other liabilities	747	1,434
Total liabilities	298,125	342,650
Commitments and contingencies (see Note 8)
Redeemable noncontrolling interest	3,302	3,766
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,765,404 and 21,319,150 outstanding in 2018 and 2017, respectively, exclusive of treasury shares	219	215
Additional paid-in capital	447,298	443,944
Retained earnings	18,285	4,363
Treasury shares, at cost, 156,737 and 215,141 shares in 2018 and 2017, respectively	(2,476)	(2,951)
Accumulated other comprehensive income, net of tax	110	110
Total equity	463,436	445,681
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$764,863	$792,097
(1) Refer to footnote 5 for more detail on variable interest entities (“VIE”)
The accompanying notes are an integral part of these consolidated financial statements.
ERA GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Operating revenues	$210,194	$214,927	$233,527
Dry-leasing revenues	11,482	16,394	13,701
Total revenues	221,676	231,321	247,228
Costs and expenses:
Operating	151,523	167,446	169,863
Administrative and general	45,126	42,092	36,206
Depreciation and amortization	39,541	45,736	49,315
Total costs and expenses	236,190	255,274	255,384
Gains on asset dispositions	1,575	4,507	4,787
Litigation settlement proceeds	42,000	—	—
Loss on impairment	(991)	(117,018)	—
Operating income (loss)	28,070	(136,464)	(3,369)
Other income (expense):
Interest income	2,042	760	741
Interest expense	(15,131)	(16,763)	(17,325)
Foreign currency gains (losses), net	(1,018)	(226)	7
Gain on debt extinguishment	175	—	518
Other, net	54	(12)	69
Total other income (expense)	(13,878)	(16,241)	(15,990)
Income (loss) before income tax expense and equity earnings	14,192	(152,705)	(19,359)
Income tax expense (benefit):
Current	1,181	(3,523)	1,235
Deferred	1,759	(119,142)	(4,592)
Total income tax expense (benefit)	2,940	(122,665)	(3,357)
Income (loss) before equity earnings	11,252	(30,040)	(16,002)
Equity earnings, net of tax	2,206	1,425	1,092
Net income (loss)	13,458	(28,615)	(14,910)
Net loss attributable to noncontrolling interest in subsidiaries	464	454	6,932
Net income (loss) attributable to Era Group Inc.	$13,922	$(28,161)	$(7,978)

Earnings (loss) per common share:
Basic	$0.64	$(1.36)	$(0.39)
Diluted	$0.64	$(1.36)	$(0.39)

Weighted average common shares outstanding:
Basic	21,167,550	20,760,530	20,350,066
Diluted	21,180,490	20,760,530	20,350,066

The accompanying notes are an integral part of these consolidated financial statements.

ERA GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$13,458	$(28,615)	$(14,910)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	18	—
Income tax benefit	—	—	—
Total other comprehensive income (loss)	—	18	—
Comprehensive income (loss)	13,458	(28,597)	(14,910)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	464	454	6,932
Comprehensive income (loss) attributable to Era Group Inc.	$13,922	$(28,143)	$(7,978)

The accompanying notes are an integral part of these consolidated financial statements.

ERA GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

		Era Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-in Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total Equity
December 31, 2015	$4,804	$207	$433,175	$40,502	$(2,673)	$92	$—	$471,303
Issuance of common stock:
Restricted stock grants	—	3	(3)	—	—	—	—	—
Employee Stock Purchase Plan	—	1	835	—	—	—	—	836
Tax benefit from share award plans	—	—	(216)	—	—	—	—	(216)
Share award amortization	—	—	4,633	—	—	—	—	4,633
Cancellation of restricted stock	—	—	65	—	(65)	—	—	—
Purchase of treasury shares	—	—	—	—	(161)	—	—	(161)
Net income (loss)	(583)	—	—	(14,327)	—	—	—	(14,327)
Contribution of capital from joint venture partner	6,349	—	—	—	—	—	—	—
Adjustment to carrying value of redeemable noncontrolling interest	(6,349)	—	—	6,349	—	—	—	6,349
December 31, 2016	4,221	211	438,489	32,524	(2,899)	92	—	468,417
Issuance of common stock:
Restricted stock grants	—	3	(3)	—	—	—	—	—
Employee Stock Purchase Plan	—	1	835	—	—	—	—	836
Share award amortization	—	—	4,671	—	—	—	—	4,671
Cancellation of stock options	—	—	(48)	—	—	—	—	(48)
Purchase of treasury shares	—	—	—	—	(52)	—	—	(52)
Net income (loss)	(454)	—	—	(28,161)	—	—	—	(28,161)
Currency translation adjustments, net of tax	—	—	—	—	—	18	—	18
December 31, 2017	3,766	215	443,944	4,363	(2,951)	110	—	445,681
Issuance of common stock:
Restricted stock grants	—	3	(3)	—	—	—	—	—
Employee Stock Purchase Plan	—	1	892	—	—	—	—	893
Share award amortization	—	—	2,940	—	—	—	—	2,940
Cancellation of restricted stock	—	—	(475)	—	475	—	—	—
Net income (loss)	(464)	—	—	13,922	—	—	—	13,922
December 31, 2018	$3,302	$219	$447,298	$18,285	$(2,476)	$110	$—	$463,436

The accompanying notes are an integral part of these consolidated financial statements

ERA GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$13,458	$(28,615)	$(14,910)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,541	45,736	49,315
Share-based compensation	2,940	4,623	4,633
Bad debt expense, net	82	144	441
Interest Income	(943)	—	—
Non-cash penalty and interest expenses	607	—	—
Gains on asset dispositions, net	(1,575)	(4,507)	(4,787)
Debt discount amortization	253	234	189
Amortization of deferred financing costs	1,410	1,136	1,486
Foreign currency (gains) losses, net	1,027	190	(96)
Gains on debt extinguishment	(175)	—	(518)
Impairment loss	991	117,018	—
Deferred income tax expense (benefit)	1,759	(119,142)	(4,592)
Equity earnings, net of tax	(2,206)	(1,425)	(1,092)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	501	(4,889)	13,516
Decrease in prepaid expenses and other assets	278	3,320	9,058
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(3,594)	6,273	5,861
Net cash provided by operating activities	54,354	20,096	58,504
Cash flows from investing activities:
Purchases of property and equipment	(9,216)	(16,770)	(39,200)
Proceeds from disposition of property and equipment	29,590	9,392	28,609
Return of helicopter deposits	—	—	544
Investments in and advances to equity investees	—	(126)	—
Dividends received from equity investees	1,000	—	—
Principal payments on notes due from equity investees	518	761	723
Principal payments on third party notes receivable	934	169	208
Net cash provided by (used in) investing activities	22,826	(6,574)	(9,116)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	—	17,000	12,000
Long-term debt issuance costs	(1,295)	—	(886)
Payments on long-term debt	(41,886)	(45,281)	(40,444)
Extinguishment of long-term debt	(1,221)	—	(4,331)
Proceeds and tax benefits from share award plans	893	836	836
Purchase of treasury shares	—	(52)	(161)
Net cash used in financing activities	(43,509)	(27,497)	(32,986)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	249	81	(236)
Net increase (decrease) in cash, cash equivalents and restricted cash	33,920	(13,894)	16,166
Cash, cash equivalents and restricted cash, beginning of year	16,833	30,727	14,561
Cash, cash equivalents and restricted cash, end of year	$50,753	$16,833	$30,727

The accompanying notes are an integral part of these consolidated financial statements.

ERA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES
Nature of Operations. Era Group Inc. (“Era Group”) and its consolidated subsidiaries (collectively referred to as the “Company”) is one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the United States (“U.S.”), which is its primary area of operation. The Company is primarily engaged in transportation services to the offshore oil and gas exploration, development and production industry. Its major customers are international, independent and major integrated oil and gas companies and U.S. government agencies. In addition to serving the oil and gas industry, the Company provides emergency response services and utility services including support of firefighting activities. The Company operates a Federal Aviation Administration (“FAA”) approved maintenance repair station in Lake Charles, Louisiana. The Company has an interest in Dart Holding Company Ltd. (“Dart”), a sales and manufacturing organization based in Canada that engineers, manufactures and distributes after-market helicopter parts and accessories.
Basis of Consolidation. The consolidated financial statements include the accounts of Era Group Inc., its wholly-owned subsidiaries and entities that meet the criteria of VIEs of which the Company is the primary beneficiary. All significant intercompany accounts and transactions are eliminated in consolidation.
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
Supplemental Cash Flow Information. The following table sets forth the Company’s reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Cash Flows for the years ended December 31, 2018 (in thousands):

	2018	2017	2016
Cash and cash equivalents	$50,753	$13,583	$26,950
Restricted cash (1)	—	3,250	3,777
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$50,753	$16,833	$30,727
(1) Restricted cash represents amounts deposited in escrow accounts at the end of each period. Escrow deposits are shown as a separate line item in the consolidated balance sheet.

Trade Receivables. Customers are primarily international, independent and major integrated exploration, development and production companies, international helicopter operators and U.S. government agencies. Customers are typically granted credit on a short-term basis, and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted. Allowance for doubtful accounts for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	2018	2017	2016
Balance at beginning of period	$1,196	$1,219	$2,103
Additional allowances charged to expense	82	144	441
Recovery of previously reserved accounts	(127)	(82)	(1,086)
Write-offs	(760)	(68)	(474)
Foreign currency adjustments	(130)	(17)	235
Balance at end of period	$261	$1,196	$1,219
Concentrations of Credit Risk. The Company is exposed to concentrations of credit risk relating to its receivables due from customers in the industries described above. The Company does not generally require collateral or other security to support its outstanding receivables. The Company minimizes its credit risk relating to receivables by performing ongoing credit evaluations. The Company is also exposed to concentrations of credit risk associated with cash and cash equivalents. The Company minimizes its credit risk relating to these positions by monitoring the financial condition of the financial institutions and counterparties involved and by primarily conducting business with large, well-established financial institutions and diversifying its counterparties. The Company’s two largest customers comprised 52% and 46% of net trade receivables as of December 31, 2018 and 2017, respectively.
Inventories. Inventories are stated at the lower of average cost or net realizable value and consist primarily of spare parts and fuel. The Company establishes an allowance to accrue for the retirement of the cost of spare parts expected to be on hand at the end of a fleet’s life over the service lives of the related equipment, taking into account the estimated salvage value of the parts. The following table is a roll forward of the allowance related to obsolete and excess inventory for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Balance at beginning of period	$3,739	$4,012	$4,821
Additional allowances, net (1)	(493)	(273)	(809)
Balance at end of period	$3,246	$3,739	$4,012
(1) Includes $0.1 million elimination of H225 inventory reserve for 2017.
Property and Equipment. Property and equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to helicopters, the estimated useful life is typically based upon a newly built asset being placed into service and represents the point at which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older assets that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life. The Company reviews the estimated useful lives and salvage values of its property and equipment on an ongoing basis for any changes in estimates. There were no such changes during the years ended December 31, 2018, 2017 and 2016.
As of December 31, 2018, the estimated useful life (in years) of the Company’s categories of new property and equipment was as follows:

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
The Company also incurs repairs and maintenance expense through vendor arrangements whereby the Company obtains repair quotes and authorizes service through a repair order process.  Under these arrangements, the Company records the repairs and maintenance cost as the work is completed.  As a result, the timing of repairs and maintenance may result in operating expenses varying substantially when compared with a prior year or prior quarter if a disproportionate number of repairs, refurbishments or overhauls for components that are not covered under PBH arrangements are performed during a period.
Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives. The Company capitalized interest of $0.1 million, $0.5 million and less than $0.1 million during the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, construction in progress, which is a component of property and equipment, included capitalized interest of $0.7 million and $1.9 million, respectively.
Impairment of Long-Lived Assets. The Company performs an impairment analysis on long-lived assets used in operations when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company’s long-lived assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which is generally at the fleet group level. If an impairment is indicated for the asset group classified as held and used, an impairment evaluation will be performed. Asset impairment evaluations are based on estimated undiscounted cash flows over the remaining useful life for the assets being evaluated. If the sum of the expected future cash flows is less than the carrying amount of the asset group, the Company would be required to recognize an impairment loss. During 2017, the Company concluded that the cash flows associated with its H225 heavy helicopters are largely independent from the cash flows associated with the remainder of the fleet and should be evaluated separately for impairment. The Company performed an impairment analysis on the H225 helicopters, capital parts and related inventory and determined that the projected undiscounted cash flows over the remaining useful life were less than the carrying amount. In determining the fair value, the Company used a cost approach, which begins with the replacement cost of a new asset and adjusts for age and functional and economic obsolescence. The inputs used in the Company’s fair value estimate were from Level 3 of the fair value hierarchy discussed in Note 2. As of December 31, 2018 the Company recorded a $1.0 million impairment charge on an H225 helicopter. In 2017 the Company had recorded a $117 million impairment charge on its H225 helicopters.
Impairment of Equity Investees. The Company performs regular reviews of each investee’s financial condition, the business outlook for its products and services, and its present and projected results and cash flows. When an investee has experienced consistent declines in financial performance or difficulties in raising capital to continue operations, and when the Company expects the decline to be other-than-temporary, the investment is written down to fair value. Actual results may vary from estimates due to the uncertainty regarding the projected financial performance of investees, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investees in which the Company has investments. For the years ended December 31, 2018, 2017 and 2016, the Company did not recognize any impairment charges.
Goodwill. Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and interim tests to the extent indicators of impairment develop between annual impairment tests. The Company tests goodwill at the reporting unit level. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including goodwill. To determine its fair value, the Company uses a discounted future cash flow approach that uses estimates including, among others, projected utilization of its fleet and contract rates. These estimates are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results.
Intangible Assets. Intangible assets with indefinite lives are recorded during purchase price accounting in a business combination. The Company performs an annual impairment test of indefinite lived intangible assets and interim tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value to the book value. To determine its fair value, the Company uses a discounted future cash flow approach that uses estimates including, among others, projected utilization of its fleet and contract rates. These estimates are reviewed each time the Company tests indefinite lived assets for impairment. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. Intangible assets with finite useful lives are amortized over their respective estimated useful lives. As of December 31, 2018, the Company had indefinite lived intangible assets of $1.1 million and intangible assets with finite lives of less than $0.1 million.
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
Deferred Financing Costs. Deferred financing costs incurred in connection with the issuance of debt are amortized over the life of the related debt using the effective interest rate method for term loans and straight line method for revolving credit facilities. Amortization expense for deferred financing costs totaled $1.4 million, $1.1 million and $1.5 million during the years ended December 31, 2018, 2017 and 2016, respectively, including the write-off of $0.4 million and $0.5 million of debt issuance costs in 2018 and 2016, respectively, in connection with an amendment to the Company’s amended and restated senior secured revolving credit facility (the “Revolving Credit Facility”). Such amortization expense is included in interest expense in the consolidated statements of operations.
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
Income Taxes. Era Group and its majority-owned U.S. subsidiaries file a consolidated U.S. federal tax return. Era Group’s foreign consolidated subsidiaries each file tax returns in their applicable jurisdictions. Deferred income tax assets and liabilities have been provided in recognition of the income tax effect attributable to the book and tax basis differences of assets and liabilities reported in the accompanying consolidated financial statements. Deferred tax assets or liabilities are provided using the enacted tax rates expected to apply to taxable income in the periods in which they are expected to be settled or realized. Interest and penalties relating to uncertain tax positions are recognized in interest expense and administrative and general expense, respectively, in the accompanying consolidated statements of operations. The Company records a valuation allowance to reduce its deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated the newly enacted global intangible low-taxed income (GILTI) provisions, which could subject its foreign earnings to a minimum level of tax and has decided to make an election to treat these costs as period costs.
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
Savings Plan. The Company provides a defined contribution plan (the “Savings Plan”) for its eligible U.S.-based employees. The Savings Plan provides for qualified, non-elective Company contributions in an amount equal to 3% of each employee’s eligible pay plus an amount equal to 100% of an employee’s first 3% of wages invested in the Savings Plan and immediate and full vesting in the Company’s contributions. The Savings Plan is subject to annual review by the Board of Directors of Era Group (the “Board of Directors”). The Company’s Savings Plan costs were $2.3 million, $2.4 million and $2.8 million, respectively, for the years ended December 31, 2018, 2017 and 2016.
Recent Accounting Pronouncements. - Adopted. The Company adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” and its amendments issued by the provisions of ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope

Improvements and Practical Expedients,” and ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers,” collectively Accounting Standards Codification (ASC) Topic 606 beginning January 1, 2018.  ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from all contracts with customers except where revenues are in scope of another accounting standard.  The ASU superseded the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance.  ASC Topic 606 sets forth a five-step model for determining when and how revenue is recognized.  Under the model, an entity will be required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods and services.  The adoption of ASC Topic 606 did not have a material impact on the Company’s consolidated financial statements.  See Note 10 - Revenues for additional information relating to Revenue from Contracts with Customers.
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
The Company adopted the provisions of FASB ASU No. 2016-18, “Restricted Cash,” beginning January 1, 2018.  This ASU requires amounts deemed restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows, and presentation should permit a reconciliation when cash, cash equivalents and restricted cash are presented in more than one line item on the balance sheet.  The Company had amounts deposited in escrow accounts as discussed further below in Note 3. These amounts are deemed restricted cash and are included in the “Escrow deposits” line of the consolidated balance sheet.  The impact of adopting this ASU has been included as adjustments in the prior period statement of cash flows.
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
New Accounting Standards - Not Yet Adopted. In February 2016, the FASB issued ASU No. 2016-02, “Leases” (ASU No. 2016-02), which establishes comprehensive accounting and financial reporting requirements for leasing arrangements.  This ASU supersedes the existing requirements in FASB ASC Topic 840, “Leases,” and requires lessees to recognize substantially all lease assets and lease liabilities on the balance sheet.  The provisions of this ASU also modify the definition of a lease and outline requirements for recognition, measurement, presentation and disclosure of leasing arrangements by both lessees and lessors.  The ASU is effective for interim and annual periods beginning after December 15, 2018, and early adoption of the standard is permitted.  Entities are required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply the provisions of this ASU to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. In July 2018 this ASU was further amended by the provisions of ASU No. 2018-11, “Targeted Improvements” to Topic 842 whereby the FASB decided to provide an alternate transition method by allowing entities to initially apply the new leases standard at the adoption date (such as January 1, 2019, for calendar year-end public business entities) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption consistent with preparers’ requests. The Company currently plans to adopt this standard in the first quarter of 2019 using the current-period adjustment method and will recognize a cumulative-effect adjustment to the opening balance of retained earnings in that period. The Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which allows us to carry forward the historical accounting related to lease identification and classification for existing leases upon adoption.  The Company has made an accounting policy election to keep leases with an initial term of 12 months or less off of the consolidated balance sheet.  The Company has identified the relevant lease contracts and the review and evaluation of these is substantially complete. While the Company’s evaluation of this ASU is still ongoing, the Company estimates approximately $7.0 million to $9.0 million of additional right of use assets and liabilities will be recognized in the consolidated balance sheet upon adoption.  The Company expects the initial impact of adopting this new standard on its consolidated statement of operations and consolidated statement of cash flows will not be material.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (ASU No. 2016-13), which sets forth the current expected credit loss model, a new forward-looking impairment model for certain financial instruments based on expected losses rather than incurred losses.  The ASU is effective for interim and annual periods beginning after December 15, 2019, and early adoption of the standard is permitted.  Entities are required to adopt this ASU using a modified retrospective approach, subject to certain limited exceptions.  The Company is evaluating the potential impact of the adoption of this ASU on its consolidated financial statements.
In August 2018, the FASB issued ASU-2018-15, “Intangibles-Goodwill and Other-Internal-Use Software” (Subtopic 350-40), providing guidance addressing a customer's accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is considered a service contract. Under the new guidance, implementation costs for a CCA should be evaluated for capitalization using the same approach as implementation costs associated with internal-use software and should be expensed over the term of the hosting arrangement, which includes any reasonably certain renewal periods. The new guidance is effective for fiscal years beginning after December 15, 2019 for calendar year-end public business entities. Early adoption is permitted, including adoption in any interim period. The Company is evaluating the potential impact of the adoption of this ASU on its consolidated financial statements.
In August 2018, the FASB issued ASU-2018-13, “Fair Value Measurements” (ASU No.2018-13, update to topic ASC-820), providing guidance for the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU-2018-13 will be effective for interim and annual periods beginning December 15, 2019. The Company has not adopted this ASU and believes such adoption will not have a material impact on its consolidated financial statements.

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
The estimated fair value of the Company’s other financial assets and liabilities as of December 31, 2018 and 2017 were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2018
LIABILITIES
Long-term debt, including current portion	$162,275	$—	$159,367	$—
December 31, 2017
LIABILITIES
Long-term debt, including current portion	$204,910	$—	$203,938	$—
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
Prior to the change in the U.S. tax code at the end of 2017, the Company periodically entered into Qualified Exchange Accommodation Agreements with third parties to meet the like-kind exchange requirements of Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”) and the provisions of Revenue Procedure 2000-37. In accordance with these provisions, the Company was permitted to deposit proceeds from the sale of assets into escrow accounts for the purpose of acquiring other assets and qualifying for the temporary deferral of taxable gains realized. Consequently, the Company established escrow accounts with financial institutions for the deposit of funds received on sales of equipment, which were designated for replacement property within a specified period of time. As of December 31, 2018, the Company had no deposits in like-kind exchange escrow accounts. As of December 31, 2017, the Company had $3.3 million, deposited in like-kind exchange escrow accounts.
During the year ended December 31, 2017, the Company sold one light twin helicopter for total cash proceeds of $3.2 million, net of fees. The sale transaction was treated as a tax-free like-kind exchange, and the proceeds were deposited with a qualified intermediary to be held until a qualifying asset was delivered.
During the year ended December 31, 2018, the Company used $2.8 million of the balance in these escrow accounts to make a final payment on a S92 heavy helicopter which completed the like-kind exchange transaction, and the remaining $0.5 million was returned to the Company.

4.	ACQUISITIONS AND DISPOSITIONS
Capital Expenditures. The Company’s capital expenditures were $9.2 million, $16.8 million and $39.2 million in 2018, 2017 and 2016, respectively, and consisted primarily of helicopter acquisitions, spare helicopter parts, and leasehold improvements. The Company records helicopter acquisitions in property and equipment and places helicopters in service once completion work has been finalized and the helicopters are ready for use. The Company sold or otherwise disposed of property and equipment for cash proceeds of $29.6 million, $9.4 million and $28.6 million in 2018, 2017 and 2016, respectively. Included in the proceeds of $29.6 million was $1.2 million related to the sales-type leases of six H225 heavy helicopters, for which a $4.0 million loss was recognized at the lease commencement.
A summary of changes to the Company’s owned helicopter fleet during the years ended December 31, 2018, 2017 and 2016 were as follows:

Equipment Additions	2018	2017	2016 (1)

Heavy helicopters	1	1	2
	1	1	2
_______________

(1)	Includes two heavy helicopters that were not yet placed in service as of December 31, 2016.

Equipment Dispositions	2018 (1)	2017	2016

Light helicopters - single engine	10	1	2
Light helicopters - twin engine	2	1	1
Medium helicopters	1	1	6
Heavy helicopters	8	—	—
	21	3	9
_______________

(1)	Includes six H225 heavy helicopters disposed in sales-type leases.

Disposition. On February 23, 2018, the Company sold all of its flightseeing assets in Alaska, which consisted of eight light single engine helicopters, two operating facilities, and related property and equipment for cash proceeds of $10.0 million.

5.	VARIABLE INTEREST ENTITIES AND EQUITY INVESTMENTS AND ADVANCES
VIEs
Aeróleo. On July 1, 2011, the Company acquired a 50% economic interest and a 20% voting interest in Aeróleo, a Brazilian entity that provides helicopter transport services to the Brazilian offshore oil and gas industry, for $4.8 million in cash. The Company and its partner also each loaned Aeróleo $6.0 million at an interest rate of 6.0% per annum. On October 1, 2015, the Company’s partner completed a transfer of its 50% economic and 80% voting interest in Aeróleo to a third party. In connection with the transfer, the Company entered into a shareholders’ agreement with its new partner that requires supermajority shareholder and/or board approval of specified, significant actions, and a put/call option arrangement which gives the Company the right to purchase at any time, and the new partner the right to put to the Company after two years, the new partner’s interest in Aeróleo. The Company has the ability to direct activities that most significantly affect Aeróleo’s financial performance, making the Company the primary beneficiary. As a result, the Company concluded that Aeróleo is a variable interest entity and therefore should be consolidated into the Company’s financial statements.
The Company’s consolidated balance sheets at December 31, 2018 and 2017 include assets of Aeróleo totaling $11.9 million and $11.5 million, respectively. The distribution of these assets to Era Group and its subsidiaries other than Aeróleo is subject to restrictions. In addition, the Company’s consolidated balance sheets at December 31, 2018 and 2017 include liabilities of Aeróleo of $4.5 million and $7.6 million, respectively. The creditors for such liabilities do not have recourse to Era Group or its subsidiaries other than Aeróleo.
Joint Ventures
Dart. Era DHS LLC, a wholly owned subsidiary of the Company, acquired 49% of the capital stock of Dart Helicopter Services LLC (“Dart Helicopters”), a sales, marketing and parts manufacturing organization based in North America that engineers and manufactures after-market parts and equipment for sale to helicopter manufacturers and operators. During 2009, the Company provided a $0.3 million loan to Dart Helicopters with a maturity of June 2012 at an annual interest rate of 5.0%, which was payable quarterly with principal due at maturity. On February 28, 2011, the Company made an additional investment of $5.0 million in Dart Helicopters, and on July 31, 2011, contributed its ownership in Dart Helicopters to Dart in exchange for a 50% economic and voting interest in Dart and a note receivable of $5.1 million. The note receivable had a balance of $2.3 million at December 31, 2018 and bears interest at a rate of 4.0% per annum, requires quarterly principal and interest payments and matures on July 31, 2023. During the years ended December 31, 2018, 2017 and 2016, the Company purchased $2.0 million, $2.0 million and $1.9 million, respectively, of products and services from Dart.
During the year ended December 31, 2018, the Company received dividends of $1.0 million from Dart.
Era Training Center. Era Training Center LLC (“Era Training Center”) previously operated flight training devices and provided training services to the Company and third-party customers. During the years ended December 31, 2018, 2017 and 2016, the Company provided helicopter, management and other services to the joint venture totaling $0.1 million, $0.2 million and $0.2 million, respectively, and incurred $0.2 million, $0.5 million and $0.6 million, respectively, for simulator fees.
During the year ended December 31, 2018, the Company entered into an agreement to dissolve Era Training Center in exchange for the settlement of an existing promissory note with an outstanding principal amount of $3.6 million by acquiring the assets of the joint venture. The agreement included the sale of three simulators to the Company for $2.9 million, partial ownership in a fourth simulator for $0.4 million and a note receivable from the Company’s partner in Era Training Center for $0.4 million.

Equity investments and advances as of December 31, 2018 and 2017 were as follows (in thousands):

	Ownership	2018	2017
Dart	50%	$27,112	$26,128
Era Training Center	50%	—	3,928
		$27,112	$30,056
As of December 31, 2018 and 2017, cumulative undistributed net earnings of equity investees included in the Company’s consolidated retained earnings were $6.0 million and $2.9 million, respectively.
Combined Condensed Financial Statements
Summarized financial information for the Company’s equity investments and advances in Dart as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 was as follows (in thousands):

	2018	2017
Current assets	$31,332	$29,336
Non-current assets	30,613	29,899
Current liabilities	7,007	6,671
Non-current liabilities	5,558	6,096

	2018	2017	2016
Operating revenues	$45,602	$42,891	$40,930
Costs and expenses:
Operating and administrative	36,592	35,983	32,878
Depreciation and amortization	1,754	1,603	3,161
Total costs and expenses	38,346	37,586	36,039
Operating income	$7,256	$5,305	$4,891
Net income	$4,912	$3,603	$2,657
Summarized financial information for the Company’s equity investments and advances in all other investees as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 was as follows (in thousands):

	2018	2017
Current assets	$—	$257
Non-current assets	—	4,138
Current liabilities	—	654
Non-current liabilities	—	3,298

	2018	2017	2016
Operating revenues	$170	$581	$694
Costs and expenses:
Operating and administrative	63	367	338
Depreciation and amortization	377	503	519
Total costs and expenses	440	870	857
Operating income	$(270)	$(289)	$(163)
Net income (loss)	$(442)	$(527)	$(409)

6.	INCOME TAXES
For financial reporting purposes, income (loss) before income taxes and equity earnings for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	2018	2017	2016
U.S.	$12,633	$(148,248)	$(12,913)
Foreign	1,559	(4,457)	(6,446)
Total	$14,192	$(152,705)	$(19,359)
The components of income tax expense (benefit) for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	2018	2017	2016
Current:
Federal	$924	$—	$17
State	219	7	5
Foreign	38	(3,530)	1,213
Total current	1,181	(3,523)	1,235
Deferred:
Federal	2,154	(121,359)	(5,060)
State	(390)	1,923	479
Foreign	(5)	294	(11)
Total deferred	1,759	(119,142)	(4,592)
Income tax expense	$2,940	$(122,665)	$(3,357)
The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the years ended December 31, 2018, 2017 and 2016:

Provision (benefit):	2018	2017	2016
Statutory rate	21.0%	35.0%	35.0%
State taxes, net of federal tax benefit	(1.9)%	5.3%	18.5%
State valuation allowance	0.4%	(6.6)%	(21.0)%
Foreign valuation allowance	(2.3)%	(1.0)%	(14.1)%
Brazilian PERT Program	—%	2.2%	—%
Other	3.5%	(0.6)%	(1.1)%
Tax Act	—%	46.0%	—%
	20.7%	80.3%	17.3%

The components of net deferred income tax liabilities as of December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Deferred tax liabilities:
Property and equipment	$116,178	$126,595
Buy-in on maintenance contracts	423	655
Total deferred tax liabilities	116,601	127,250
Deferred tax assets:
Equipment leases	—	47
Tax loss carryforwards	44,919	52,293
Stock compensation	691	843
Reserves	788	897
Other	(285)	1,539
Valuation allowance	(37,869)	(34,967)
Total deferred tax assets	8,244	20,652
Net deferred tax liabilities	$108,357	$106,598
As of December 31, 2018, the Company had no federal net operating loss (“NOL”) carryforwards. The Company had $38.3 million federal net operating loss (“NOL”) carryforwards for 2017, state income tax NOL carryforwards of $377.7 million and $411.3 million in 2018 and 2017, respectively, in various states and foreign NOL carryforwards of $56.9 million and $58.5 million in 2018 and 2017, respectively, in various foreign jurisdictions. As of December 31, 2017, the Company had foreign tax credit carryforwards of $1.5 million which were fully utilized during the period ended December 31, 2018. The Company’s state NOL carryforwards expire from 2024 to 2038, and the foreign NOL carryforwards have unlimited carryforward periods.
After considering all available evidence in assessing the need for the valuation allowance, the Company believes that it is more likely than not the benefit from certain foreign and some state deferred tax assets will not be realized. As of December 31, 2018, the Company has provided a valuation allowance of $18.1 million on the state deferred tax assets. The Company has provided a valuation allowance of $19.8 million with respect to the foreign deferred tax assets included in the table above, made up of $18.6 million related to Aeróleo and $1.2 million related to Sicher. If the assumptions change and the Company determines it will be able to realize those deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets would be recorded in the income tax provision in the period in which such adjustments are identified.
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
Pursuant to ASC 740-35-25, the Company asserts permanent reinvestment on its controlled foreign corporations within Brazil, Colombia, and the British Virgin Islands. The Company does not assert reinvestment on its joint venture located in Canada, for which it has recorded a deferred tax liability of $0.2 million and has a tax basis of $23.6 million.

The effects of a tax position are recognized in the period in which it is determined that it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. We remain subject to examination for U.S. federal and multiple state tax jurisdictions for tax years after 2015 and in Brazil for 2014 and subsequent years.
Pursuant to a shareholders’ agreement entered into on October 1, 2015 with the Company’s partner in Aeróleo (see Note 4), the Company is the primary beneficiary, and Aeróleo became a consolidated entity. The Company has analyzed filing positions of Aeróleo in Brazil where it is required to file income tax returns for all open tax years (2014 to 2018).

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	2018	2017	2016
Unrecognized tax benefits at the beginning of the year	$11	$261	$648
Reductions due to settlements with taxing authorities	—	(250)	(570)
Increases due to tax positions taken during the current year	—	—	183
Unrecognized tax benefits at the end of the year	$11	$11	$261
Amounts accrued for interest and penalties associated with unrecognized income tax benefits are included in other expense on the Consolidated Statements of Operations. As of December 31, 2018, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $0.1 million. While amounts could change in the next twelve months, the Company does not anticipate such changes having a material impact on its financial statements.
A reconciliation of the beginning and ending amount of the valuation allowance is as follows (in thousands):

	2018	2017	2016
Valuation allowance at the beginning of the year	$34,967	$21,575	$12,650
Increases to state valuation allowance	50	10,010	6,768
Increases due to foreign valuation allowances	2,852	7,578	2,157
Decrease due to Brazilian PERT Program	—	(4,196)	—
Valuation allowance at the end of the period	$37,869	$34,967	$21,575
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
On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law and the new legislation contains several key tax provisions that affect the Company, including a one-time mandatory transition tax on accumulated foreign earnings and profits and a reduction of the U.S federal corporate income tax rate from 35% to 21% effective January 1, 2018, among others. The Company is required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax and revaluing its U.S. deferred tax assets and liabilities to the new effective rate. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows a company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As of December 31, 2018, the Company has completed its accounting for the tax effects of enactment of the Tax Act. The Company has made an adjustment to its deferred tax balances due to the revaluation from 35% to 21% of approximately $70.0 million and had no amount due for the transitional tax. However, due to the revised earnings and profits computations that were completed during the measurement period, the Company had an adjustment to deferred tax in the amount of $0.2 million. The Company considers the accounting for the transition tax, deferred tax revaluations, and other items to be complete. The Company has evaluated the newly enacted global intangible low-taxed income (GILTI) provisions, which could subject its foreign earnings to a minimum level of tax and has decided to make an election to treat these costs as period costs.

7.    LONG-TERM DEBT
The Company’s borrowings as of December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
7.750% Senior Notes (excluding unamortized discount)	$144,828	$144,828
Senior secured revolving credit facility	—	39,000
Promissory notes	19,980	21,642
Other	395	2,976
Total principal balance on borrowings	165,203	208,446
Portion due with one year	(2,058)	(2,736)
Unamortized debt issuance costs	(1,712)	(2,067)
Unamortized discount	(1,216)	(1,469)
Long-term debt	$160,217	$202,174
The Company’s scheduled long-term debt maturities as of December 31, 2018 were as follows (in thousands):

Total Due
2019	$2,058
2020	18,317
2021	—
2022	144,828
2023	—
Years subsequent to 2023	—
$165,203
7.750% Senior Notes. On December 7, 2012, Era Group issued $200.0 million in aggregate principal amount of its 7.750% senior unsecured notes due December 15, 2022 (the “7.750% Senior Notes”) and received net proceeds of $191.9 million. Interest on the 7.750% Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year. The 7.750% Senior Notes may be redeemed at any time and from time to time at the applicable redemption prices set forth in the indenture governing the 7.750% Senior Notes, plus accrued and unpaid interest, if any, to the redemption date. The indenture governing the 7.750% Senior Notes contains covenants that restrict Era Group’s ability to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem its capital stock, prepay, redeem or repurchase certain debt, make loans and investments, sell assets, incur liens, enter into transactions with affiliates, enter into agreements restricting its subsidiaries’ ability to pay dividends, and consolidate, merge or sell all or substantially all of the Company’s assets. In addition, upon a specified change of control trigger event or specified asset sale, Era Group may be required to repurchase the 7.750% Senior Notes.
Era Group’s payment obligations under the 7.750% Senior Notes are fully and unconditionally guaranteed by all of its wholly-owned existing U.S. subsidiaries that are guarantors under the Revolving Credit Facility. The net proceeds of the offering were used to repay $190.0 million of borrowings outstanding under the Company’s prior $200.0 million senior secured revolving credit facility (the “Prior Credit Facility”).
During the year ended December 31, 2016, the Company repurchased a total of $5.0 million of the 7.750% Senior Notes at a price of $86.63 of par for total cash of $4.5 million, including accrued interest of $0.2 million. The Company recognized gains of $0.5 million on the repurchases.
Revolving Credit Facility. On March 31, 2014, Era Group entered into the Revolving Credit Facility through an amendment to the Prior Credit Facility. Advances under the Revolving Credit Facility at the closing were used to refinance indebtedness incurred under the Prior Credit Facility. On March 7, 2018, Era Group entered into a Consent and Amendment No. 4 to the Amended and Restated Senior Secured Revolving Credit Facility Agreement (the “Amendment No. 4” and the Amended and Restated Revolving Credit Facility, as amended by Amendment No. 4, is referred to herein as the “Revolving Credit Facility”) that, among other things, (a) reduced the aggregate principal amount of revolving loan commitments from $200.0 million to $125.0 million, (b) extended the agreement’s maturity until March 31, 2021, (c) revised the definition of EBITDA to permit an add-back for certain litigation expenses related to the H225 helicopters, and (d) adjusted the maintenance covenant requirements to maintain an interest coverage ratio of not less than 1.75:1.00 and a senior secured leverage ratio of not more than 3.25:1.00. The applicable margin is based on the Company’s ratio of funded debt to EBITDA and increased by 50 basis points at each tier from the previous amendment.
The Revolving Credit Facility provides the Company with the ability to borrow up to $125.0 million with a sub-limit of up to $50.0 million for letters of credit and includes an “accordion” feature which, if exercised and subject to agreement by the lenders and the satisfaction of certain conditions, would increase total commitments by up to $50.0 million. Availability under the Revolving Credit Facility may be limited by the terms of the 7.750% Senior Notes. The Revolving Credit Facility matures in March 2021.
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at Era Group’s election, either a base rate or LIBOR, each as defined, plus an applicable margin. The applicable margin is based on the Company’s ratio of funded debt to EBITDA, as defined, and ranges from 1.25% to 2.5% on the base rate margin and 2.25% to 3.5% on the LIBOR margin. The applicable margin as of December 31, 2018 was 1.25% on the “base rate” margin and 2.25% on the LIBOR margin. In addition, Era Group is required to pay a quarterly commitment fee based on the average unfunded portion of the committed amount at a rate based on the Company’s ratio of funded debt to EBITDA, as defined, that ranges from 0.375% to 0.5%. As of December 31, 2018, the commitment fee was 0.375%.
The obligations under the Revolving Credit Facility are secured by a portion of the Company’s helicopter fleet and other tangible assets and are guaranteed by Era Group’s wholly-owned U.S. subsidiaries. The Revolving Credit Facility contains various restrictive covenants including that we maintain a maximum senior secured leverage ratio, as defined, a minimum interest coverage ratio and a minimum ratio of the sum of the fair market value of mortgaged helicopters, accounts receivable and inventory to committed amounts under the Revolving Credit Facility as well as other customary covenants including certain restrictions on the Company’s ability to enter into certain transactions, including those that could result in the incurrence of additional indebtedness and liens, the making of loans, guarantees or investments, sales of assets, payments of dividends or repurchases of capital stock, and entering into transactions with affiliates. As of December 31, 2018, we are in compliance with all debt covenants.
As of December 31, 2018, Era Group had no outstanding borrowings under the Revolving Credit Facility, and the remaining availability was $124.1 million based on the borrowing base of such date, net of issued letters of credit of $0.9 million. The availability under the Revolving Credit Facility is subject to the Company’s ability to maintain compliance with the financial ratios discussed above. In connection with Amendment No. 4 to the Revolving Credit Facility, which reduced the total commitment amount of the facility to $125.0 million, Era Group wrote off previously incurred debt issuance costs of $0.4 million and incurred additional debt issuance costs of $1.3 million in the year ended December 31, 2018. In connection with Amendment No. 3 to the Revolving Credit Facility, Era Group wrote off previously incurred debt issuance costs of $0.5 million in 2016. The additional debt issuance costs are included in other assets on the consolidated balance sheets and are amortized to interest expense in the consolidated statements of operations over the life of the Revolving Credit Facility.
Promissory Notes. On December 23, 2010, the Company entered into a promissory note for $27.0 million to purchase a heavy helicopter. Upon maturity of the note on December 20, 2015, the Company refinanced the then outstanding balance of $19.0 million. The new note is secured by a helicopter and bears interest at the one-month LIBOR rate plus 1.81%. The interest rate resets monthly and at December 31, 2018 was 4.16%. The note requires monthly principal and interest payments of $0.1 million with a final payment of $12.8 million due in December 2020.
On November 24, 2010, the Company entered into a promissory note for $11.7 million to purchase a medium helicopter. Upon maturity of the note on December 1, 2015, the Company refinanced the then outstanding balance of $5.9 million. The new note is secured by a helicopter and bears interest at the one-month LIBOR rate plus 1.81%. The interest rate resets monthly and at December 31, 2018 was 4.16%. The note requires monthly principal and interest payments of less than $0.1 million with a final payment of $4.0 million due in December 2020.
During the year ended December 31, 2018, the Company amended the promissory notes to remove one helicopter and add two helicopters for a total of three helicopters providing cross-collateralization such that each helicopter now secures both promissory notes.
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
During the year ended December 31, 2017, the Company settled certain tax disputes in Brazil totaling $3.0 million under the PERT Program and has agreed to make installment payments on the amounts due to the applicable taxing authorities. The installments are payable in Brazilian reals and bear interest at a rate equal to the overnight rate as published by the Central Bank of Brazil and will be paid over the next 7 months as of December 31, 2018. Such amounts are included in the schedule of long-term debt maturities noted above.

8.	COMMITMENTS AND CONTINGENCIES
The Company’s unfunded capital commitments as of December 31, 2018 consisted primarily of agreements to purchase helicopters and totaled $81.1 million, of which $70.2 million is payable in 2019 with the balance payable through 2020. The Company also had $1.3 million of deposits paid on options not yet exercised. The Company may terminate all of its total commitments, inclusive of deposits paid on options not yet exercised, without further liability other than liquidated damages of $2.1 million in the aggregate.
Brazilian Tax Disputes
In connection with its ownership of Aeróleo and its operations in Brazil, the Company has several ongoing legal disputes related to the local, municipal and federal taxation requirements in Brazil, including assessments associated with the import and re-export of its helicopters in Brazil. The legal disputes are related to: (i) municipal tax assessments arising under the authorities in Rio de Janeiro (for the period between 2000 and 2005) and Macaé (for the period between 2001 to 2006) (collectively, the “Municipal Tax Disputes”); (ii) social security contributions that one of its customers was required to remit from 1995 to 1998; (iii) penalties assessed due to its alleged failure to comply with certain deadlines related to the helicopters the Company imports and exports in and out of Brazil; and (iv) fines sought by taxing authorities in Brazil related to its use of certain tax credits used to offset certain social tax liabilities (collectively, the “Tax Disputes”).
The aggregate amount at issue for the Tax Disputes is $14.5 million. The Municipal Tax Disputes are the largest contributor to the total amount being sought from Aeróleo, with approximately $10.1 million at issue.
In addition to the foregoing Tax Disputes (and unrelated thereto), Aeróleo is engaged in two additional civil litigation matters relating to: (i) a dispute with its former tax consultant who has alleged that $0.5 million is due and payable as a contingency fee related to execution of certain tax strategies; and (ii) a fatal accident that occurred in 1983 and was previously settled with the plaintiffs’ in the U.S. (the “Civil Disputes”). With respect to the fatal accident, the plaintiffs are seeking to collect additional amounts in Brazil despite the previous settlement agreed upon by the parties in the U.S.
The Company continues to evaluate and assess various legal strategies for each of the Tax Disputes and the Civil Disputes. As is customary for certain legal matters in Brazil, Aeróleo has already deposited amounts as security into an escrow account to pursue further legal appeals in several of the Tax Disputes and the Civil Disputes. As of December 31, 2018, the Company has deposited $5.4 million into escrow accounts controlled by the court with respect to the Tax Disputes and the Civil Disputes, and the Company has fully reserved such amounts subject to final determination and the judicial release of such escrow deposits. These estimates are based on its assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intentions and experience. Aeróleo plans to defend the cases vigorously. As of December 31, 2018, it is not possible to determine the outcome of the Tax Disputes or the Civil Disputes, but the Company does not expect that an outcome would have a material adverse effect on its business, financial position or results of operations.
Airbus Lawsuit
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
General Litigation and Disputes
In the normal course of business, the Company is involved in various litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. In addition, from time to time, the Company is involved in tax and other disputes with various government agencies. Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its financial statements related thereto as appropriate. It is possible that a change in its estimates related to these exposures could occur, but the Company does not expect such changes in estimated costs would have a material effect on its business, consolidated financial position or results of operations.

Minimum Lease Payments
As of December 31, 2018, the Company leased certain facilities and equipment. These leasing agreements have been classified as operating leases for financial reporting purposes and related rental fees are charged to expense over the lease terms. The leases generally contain purchase and lease renewal options or rights of first refusal with respect to sale or lease of the equipment. The lease terms range in duration from one to ten years. Total rental expense for the Company’s operating leases for the years ended December 31, 2018, 2017 and 2016 was $4.1 million, $5.5 million and $5.7 million, respectively. The Company’s scheduled minimum lease payments under operating leases that have a remaining term in excess of one year as of December 31, 2018 were as follows (in thousands):

Minimum Payments
2019	$1,573
2020	1,530
2021	987
2022	562
2023	495
Years subsequent to 2023	7,952

9.	EARNINGS PER SHARE
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
Computations of basic and diluted earnings per common share for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands, except share and per share data):

	2018	2017	2016
Net income (loss) attributable to Era Group Inc.	$13,922	$(28,161)	$(7,978)
Net income attributable to participating securities	$307	$—	$—
Net income (loss) attributable to fully vested common stock	$13,615	$(28,161)	$(7,978)
Shares:
Weighted average number of common shares outstanding—basic	21,167,550	20,760,530	20,350,066
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method(1)	12,940	—	—
Weighted average number of common shares outstanding—diluted	21,180,490	20,760,530	20,350,066
Earnings per common share:
Basic	$0.64	$(1.36)	$(0.39)
Diluted	$0.64	$(1.36)	$(0.39)
_______________

(1)
Excludes weighted average common shares of 218,844, 273,255 and 294,273 for the years ended December 31, 2018, 2017 and 2016, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.

10.	REVENUES
The Company derives its revenues primarily from oil and gas flight services, emergency response services and dry-leasing activities. The adoption of ASC 606 pertains to the Company’s operating revenues. Dry-leasing revenues are recognized in accordance with ASC 840. Revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
The following table presents the Company’s operating revenues disaggregated by geographical region in which services are provided:

	2018	2017	2016
Operating revenues:
United States	$153,394	$150,583	$170,438
Foreign	56,800	64,344	63,089
Total operating revenues	$210,194	$214,927	$233,527
The following table presents the Company’s revenues earned by service line:

	2018	2017	2016
Revenues:
Oil and gas flight services:
U.S.	$143,654	$134,010	$139,750
International	56,800	64,344	63,089
Total oil and gas	200,454	198,354	202,839
Emergency response services	9,740	11,502	24,973
Flightseeing	—	5,071	5,715
Total operating revenues	$210,194	$214,927	$233,527
Dry-leasing revenues:
U.S.	3,873	1,604	683
International	7,609	14,790	13,018
Total revenues	$221,676	$231,321	$247,228
The Company determines revenue recognition by applying the following steps:

1.	Identify the contract with a customer;

2.	Identify the performance obligations in the contract;

3.	Determine the transaction price;

4.	Allocate the transaction price to the performance obligations; and

5.	Recognize revenue as the performance obligations are satisfied.
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
Mr. Fabrikant, Chairman of the Board and Director of the Company, is also the Executive Chairman and Chief Executive Officer of SEACOR Holdings Inc. (“SEACOR”). The Company leases office space from SEACOR. For each of the years ended December 31, 2018, 2017 and 2016, the Company paid $0.4 million to SEACOR for rent and utilities, which are included in administrative and general expenses on the consolidated statements of operations.
During the years ended December 31, 2018, 2017 and 2016, the Company purchased products and services from Dart totaling $2.0 million, $2.0 million and $1.9 million, respectively, and had a note receivable from Dart with a balance of $2.3 million and $2.8 million at December 31, 2018 and 2017, respectively. Purchases from Dart are included in operating expenses on the consolidated statements of income, and the note receivable is included in equity investments and advances on the consolidated balance sheets.
During the years ended December 31, 2018, 2017 and 2016, the Company provided helicopter, management and other services to Era Training Center totaling $0.1 million, $0.2 million and $0.2 million, respectively, and incurred $0.2 million, $0.5 million and $0.6 million, respectively, for flight training device fees. Revenues from Era Training Center were recorded in operating revenues, and expenses incurred are recorded in operating expenses on the consolidated statements of operations. At December 31, 2017, the Company had a note receivable from Era Training Center with a balance of $3.7 million, which was recorded in equity investments and advances on the consolidated balance sheets. During the year ended December 31, 2018, the Company entered into an agreement to dissolve Era Training Center. See further discussion in Note 5.
In June 2016, the Company and its partner in Aeróleo each contributed notes payable to them by Aeróleo as a contribution of additional capital into Aeróleo. See further discussion in Note 7.

12.	SHARE-BASED COMPENSATION
Share Incentive Plans. In 2013, the Company adopted the Era Group Inc. 2012 Incentive Plan (“2012 Plan”) under which a maximum of 4,000,000 shares of the Company’s common stock, par value of $0.01 per share (“Common Stock”), are reserved for issuance.  Awards granted under the 2012 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other share-based awards (payable in cash or common stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. The Board of Directors determines, for each award, whether to issue new shares or shares from the Company’s treasury account. As of December 31, 2018 and 2017, 2,235,379 and 2,525,563 shares, respectively, remained available for grant under the 2012 Plan.
In 2013, the Company adopted the Era Group Inc. 2013 Employee Stock Purchase Plan (“ESPP”) under which the Company may offer up to a maximum of 300,000 shares of Common Stock for purchase by eligible employees at a price per share equal to 85% of the lesser of (i) the fair market value per share of Common Stock on the first day of the offering period or (ii) the fair market value per share of Common Stock on the last day of the offering period. Common Stock is made available for purchase under the ESPP for six-month offering periods. The ESPP is intended to comply with Section 423 of the Code but is not intended to be subject to Section 401(a) of the Code or the Employee Retirement Income Security Act of 1974. The Board of Directors may amend or terminate the ESPP at any time; however, no increase in the number of shares of Common Stock reserved for issuance under the ESPP may be made without stockholder approval. In 2016, the Board of Directors authorized an additional 400,000 to be reserved for issuance under the ESPP, which was approved by the stockholders of the Company at the Company’s annual meeting in 2017. The ESPP has a term of ten years. As of December 31, 2018 and 2017, 222,378 and 336,763 shares, respectively, remained available for issuance under the ESPP. During the year ended December 31, 2018, the Company issued 114,385 shares under the ESPP.
Total share-based compensation expense, which includes stock options, restricted stock and ESPP purchases, was $2.9 million, $4.6 million and $4.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. A portion of the restricted stock awards are performance-based. As of December 31, 2018, the Company had approximately $3.4 million in total unrecognized compensation costs, and the weighted average period over which it is expected to be recognized is 1.8 years.

Restricted Stock Awards. During the year ended December 31, 2018, the number of shares and the weighted average grant price of restricted stock award transactions were as follows:

	2018
	Number of Shares	Weighted Average Grant Price
Non-vested as of December 31, 2017	382,873	$12.68
Restricted stock awards granted:
Non-employee directors	37,272	$9.80
Employees	295,180	$9.80
Vested	(201,059)	$14.05
Forfeited	(500)	$9.66
Non-vested as of December 31, 2018	513,766	$10.28
During the years ended December 31, 2018, 2017 and 2016, the Company awarded 331,869, 297,256 and 342,913 shares, respectively, of restricted stock at a weighted average grant date fair value of $9.80, $11.44 and $10.56, respectively. The total fair value of shares vested during the years ended December 31, 2018, 2017 and 2016, determined using the closing price on the grant date, was $2.8 million, $5.5 million and $3.2 million, respectively.
Stock Option Grants. During the year ended December 31, 2018, the number of shares, the weighted average grant date fair value and the weighted average exercise price on stock option transactions were as follows:

	Non-vested Options		Vested/Exercisable Options		Total Options
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2017	15,000	$7.04	230,380	$18.54	245,380	$18.71
Granted
Vested	(15,000)	$7.04	15,000	$21.26
Exercised
Expired			(41,768)	$14.24	(41,768)	$14.24
Forfeited
Outstanding as of December 31, 2018	—	$—	203,612	$19.62	203,612	$19.62
The Company did not grant any options during the years ended December 31, 2018 and December 31, 2017.

13.	SEGMENT INFORMATION, MAJOR CUSTOMERS AND GEOGRAPHICAL DATA
The Company has determined that its operations comprise a single segment. Helicopters are highly mobile and may be utilized in any of the Company’s service lines as business needs dictate.
For the year ended December 31, 2018, Anadarko Petroleum Corporation (“Anadarko”), Petrobras and the U.S. government accounted for 31%, 23% and 15%, respectively, of the Company’s operating revenues. For the year ended December 31, 2017, Anadarko, Petrobras and the U.S. government accounted for 28%, 22% and 16%, respectively, of the Company’s operating revenues. For the year ended December 31, 2016, Anadarko, Petrobras and the U.S. government accounted for 24%, 20% and 16%, respectively, of the Company’s operating revenues. For the years ended December 31, 2018, 2017 and 2016, approximately 29%, 34% and 31%, respectively, of the Company’s operating revenues were derived from foreign operations. The Company’s foreign revenues are primarily derived from oil and gas operations in Brazil, Colombia and Suriname as well as leasing activities.

The following represents the Company’s operating revenues by geographical region in which services are provided for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Revenues:
United States	$157,267	$152,187	$171,121
Latin America and the Caribbean	58,037	68,936	64,007
Europe	608	5,029	5,924
Asia	5,764	5,169	6,176
	$221,676	$231,321	$247,228
The Company’s long-lived assets are primarily its property and equipment employed in various geographical regions of the world. The following represents the Company’s property and equipment, net of accumulated depreciation, based upon the assets’ physical locations as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Property and equipment, net:
United States	$472,838	$533,800
Latin America and the Caribbean	105,519	120,152
Europe	8,049	6,697
Asia	12,788	13,265
	$599,194	$673,914
The Company’s Brazilian operations include 194 employees, representing approximately 28% of the Company’s total workforce, that are covered under collective bargaining agreements, none of which expire within the next year.  Any disputes with its employees over the terms of the collective bargaining agreements could result in strikes or other work stoppages, higher labor costs or other conditions that may have a material adverse effect on the Company’s financial condition or results of operations.

14.	SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS
Supplemental cash flow information for the years ended December 31, 2018, 2017 and 2016 was as follows (in thousands):

	2018	2017	2016
Income taxes paid, net of refunds	$283	$426	$(5,978)
Interest paid to others, excluding capitalized interest	13,581	15,315	15,268
Schedule of non-cash investing and financing activities:
Contribution of notes payable as additional capital into Aeróleo	—	—	6,349
Settlement of accrued contingent liabilities through installment obligations	—	386	2,486

15.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Selected financial information for interim quarterly periods is presented below (in thousands, except per share data). Earnings (loss) per common share are computed independently for each of the quarters presented, and the sum of the quarterly earnings (loss) per share may not necessarily equal the total for the year:

	Three Months Ended
2018	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$57,322	$57,728	$54,610	$52,016
Operating income (loss)	$1,651	$(9,523)	$41,571	$(5,629)
Net income (loss)	$(1,357)	$(10,516)	$31,279	$(5,948)
Net income (loss) attributable to common shares	$(1,194)	$(10,379)	$31,289	$(5,794)
Earnings (loss) per common share - basic	$(0.06)	$(0.49)	$1.44	$(0.27)
Earnings (loss) per common share - diluted	$(0.06)	$(0.49)	$1.44	$(0.27)

	Three Months Ended
2017	Mar. 31	Jun. 30	Sep. 30 (1)	Dec. 31 (2)
Operating revenues	$54,527	$57,878	$61,385	$57,531
Operating income (loss)	$(5,056)	$(276)	$(122,773)	$(8,359)
Net income (loss)	$(5,787)	$(3,072)	$(81,215)	$61,459
Net income (loss) attributable to common shares	$(5,620)	$(2,787)	$(81,448)	$61,694
Earnings (loss) per common share - basic	$(0.27)	$(0.13)	$(3.91)	$2.89
Earnings (loss) per common share - diluted	$(0.27)	$(0.13)	$(3.91)	$2.89
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

16.	SUBSEQUENT EVENTS
On March 7, 2019, the Company in conjunction with its 50% joint venture partner entered into an agreement to sell Dart for $75 million.  The transaction is expected to close in the second quarter of 2019, subject to the satisfaction or waiver of customary closing conditions. At closing, the Company expects to receive cash proceeds, including repayment of a related party note receivable, of approximately $40 million. The Company’s tax basis in Dart was $23.6 million as of December 31, 2018.

17.	GUARANTORS OF SECURITIES
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

Supplemental Condensed Consolidating Balance Sheet as of December 31, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$48,396	$—	$2,357	$—	$50,753
Receivables:
Trade, operating, net of allowance for doubtful accounts of $261	—	27,509	5,797	—	33,306
Trade, dry leasing	—	3,803	—	—	3,803
Tax receivables	—	6	3,181	—	3,187
Other	—	1,949	394	—	2,343
Inventories, net	—	20,633	40	—	20,673
Prepaid expenses	398	1,219	190	—	1,807
Total current assets	48,794	55,119	11,959	—	115,872
Property and equipment	—	900,611	16,550	—	917,161
Accumulated depreciation	—	(314,567)	(3,400)	—	(317,967)
Net property and equipment	—	586,044	13,150	—	599,194
Equity investments and advances	—	27,112	—	—	27,112
Investments in consolidated subsidiaries	172,950	—	—	(172,950)	—
Intangible assets	—	—	1,107	—	1,107
Deferred income taxes	9,904	—	—	(9,904)	—
Intercompany receivables	366,541	—	—	(366,541)	—
Other assets	1,251	20,231	96	—	21,578
Total assets	$599,440	$688,506	$26,312	$(549,395)	$764,863
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$136	$11,357	$1,668	$—	$13,161
Accrued wages and benefits	43	7,743	1,481	—	9,267
Accrued interest	500	69	—	—	569
Accrued income taxes	918	6	49	—	973
Current portion of long-term debt	—	1,663	395	—	2,058
Accrued other taxes	—	768	500	—	1,268
Accrued contingencies	—	—	630	—	630
Other current liabilities	647	220	11	—	878
Total current liabilities	2,244	21,826	4,734	—	28,804
Long-term debt	133,900	26,317	—	—	160,217
Deferred income taxes	—	117,015	1,245	(9,903)	108,357
Intercompany payables	—	310,727	55,847	(366,574)	—
Other liabilities	—	720	27	—	747
Total liabilities	136,144	476,605	61,853	(376,477)	298,125
Redeemable noncontrolling interest	—	3	3,299	—	3,302
Equity:
Era Group Inc. stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,765,404 outstanding, exclusive of treasury shares	219	—	—	—	219
Additional paid-in capital	447,299	100,306	4,562	(104,869)	447,298
Retained earnings	18,254	111,482	(43,402)	(68,049)	18,285
Treasury shares, at cost, 156,737 shares	(2,476)	—	—	—	(2,476)
Accumulated other comprehensive income, net of tax	—	110	—	—	110
Total equity	463,296	211,898	(38,840)	(172,918)	463,436
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$599,440	$688,506	$26,312	$(549,395)	$764,863

Supplemental Condensed Consolidating Balance Sheet as of December 31, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$10,800	$—	$2,783	$—	$13,583
Receivables:
Trade, operating, net of allowance for doubtful accounts of $1,196	—	27,968	5,872	$—	33,840
Trade, dry leasing	—	5,124	—	—	5,124
Tax receivables	—	—	2,829	—	2,829
Other	—	1,126	497	—	1,623
Inventories, net	—	20,746	366	—	21,112
Prepaid expenses	349	721	133	—	1,203
Escrow deposits	—	3,250	—	—	3,250
Total current assets	11,149	58,935	12,480	—	82,564
Property and equipment	—	956,918	16,024	—	972,942
Accumulated depreciation	—	(296,573)	(2,455)	—	(299,028)
Net property and equipment	—	660,345	13,569	—	673,914
Equity investments and advances	—	30,056	—	—	30,056
Investments in consolidated subsidiaries	161,350	—	—	(161,350)	—
Intangible assets	—	—	1,122	—	1,122
Deferred income taxes	19,600	—	—	(19,600)	—
Intercompany receivables	426,806	—	—	(426,806)	—
Other assets	1,011	3,370	60	—	4,441
Total assets	$619,916	$752,706	$27,231	$(607,756)	$792,097
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$638	$13,655	$2,128	$—	$16,421
Accrued wages and benefits	—	6,804	1,460	—	8,264
Accrued interest	549	57	—	—	606
Accrued income taxes	—	24	4	—	28
Current portion of long-term debt	—	1,663	1,073	—	2,736
Accrued other taxes	18	1,192	600	—	1,810
Accrued contingencies	—	—	859	—	859
Other current liabilities	848	835	37	—	1,720
Total current liabilities	2,053	24,230	6,161	—	32,444
Long-term debt	172,292	27,979	1,903	—	202,174
Deferred income taxes	—	124,948	1,250	(19,600)	106,598
Intercompany payables	—	381,660	45,146	(426,806)	—
Other liabilities	—	1,435	(1)	—	1,434
Total liabilities	174,345	560,252	54,459	(446,406)	342,650
Redeemable noncontrolling interest	—	4	3,762	—	3,766
Equity:
Era Group Inc. stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 20,936,636 outstanding, exclusive of treasury shares	215	—	—	—	215
Additional paid-in capital	443,944	100,306	4,562	(104,868)	443,944
Retained earnings	4,363	92,034	(35,552)	(56,482)	4,363
Treasury shares, at cost, 214,441 shares	(2,951)	—	—	—	(2,951)
Accumulated other comprehensive income, net of tax	—	110	—	—	110
Total equity	445,571	192,450	(30,990)	(161,350)	445,681
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$619,916	$752,706	$27,231	$(607,756)	$792,097

Supplemental Condensed Consolidating Statements of Operations for the Year Ended December 31, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$194,932	$55,625	$(28,881)	$221,676
Costs and expenses:
Operating	—	122,490	57,947	(28,914)	151,523
Administrative and general	15,017	25,597	4,512	—	45,126
Depreciation	—	38,553	988	—	39,541
Total costs and expenses	15,017	186,640	63,447	(28,914)	236,190
Gains on asset dispositions, net	—	1,618	(43)	—	1,575
Litigation settlement proceeds	42,000	—	—	—	42,000
Loss on impairment	—	(991)	—	—	(991)
Operating income (loss)	26,983	8,919	(7,865)	33	28,070
Other income (expense):
Interest income	395	1,371	276	—	2,042
Interest expense	(14,149)	(802)	(180)	—	(15,131)
Foreign currency gains, net	(95)	(178)	(745)	—	(1,018)
Gain on debt extinguishment	—	—	175	—	175
Other, net	—	34	20	—	54
Total other income (expense)	(13,849)	425	(454)	—	(13,878)
Income (loss) before income taxes and equity earnings	13,134	9,344	(8,319)	33	14,192
Income tax expense (benefit)	10,845	(7,900)	(5)	—	2,940
Income (loss) before equity earnings	2,289	17,244	(8,314)	33	11,252
Equity in earnings (losses) of subsidiaries	11,601	2,206	—	(11,601)	2,206
Net income (loss)	13,890	19,450	(8,314)	(11,568)	13,458
Net loss attributable to non-controlling interest in subsidiary	—	—	464	—	464
Net income (loss) attributable to Era Group Inc.	$13,890	$19,450	$(7,850)	$(11,568)	$13,922

Supplemental Condensed Consolidating Statements of Operations for the Year Ended December 31, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$201,653	$60,466	$(30,798)	$231,321
Costs and expenses:
Operating	—	133,077	65,167	(30,798)	167,446
Administrative and general	7,887	28,451	5,754	—	42,092
Depreciation	—	44,756	980	—	45,736
Total costs and expenses	7,887	206,284	71,901	(30,798)	255,274
Gains on asset dispositions, net	—	4,364	143	—	4,507
Loss on impairment	—	(116,586)	(432)	—	(117,018)
Operating income (loss)	(7,887)	(116,853)	(11,724)	—	(136,464)
Other income (expense):
Interest income	108	419	233	—	760
Interest expense	(14,495)	(800)	(1,468)	—	(16,763)
Foreign currency gains, net	256	330	(812)	—	(226)
Other, net	—	143	(155)	—	(12)
Total other income (expense)	(14,131)	92	(2,202)	—	(16,241)
Income (loss) before income taxes and equity earnings	(22,018)	(116,761)	(13,926)	—	(152,705)
Income tax expense (benefit)	(7,338)	(112,295)	(3,032)	—	(122,665)
Income (loss) before equity earnings	(14,680)	(4,466)	(10,894)	—	(30,040)
Equity earnings, net of tax		1,425	—		1,425
Equity in earnings (losses) of subsidiaries	(13,481)	—	—	13,481	—
Net income (loss)	(28,161)	(3,041)	(10,894)	13,481	(28,615)
Net loss attributable to non-controlling interest in subsidiary	—	—	454	—	454
Net income (loss) attributable to Era Group Inc.	$(28,161)	$(3,041)	$(10,440)	$13,481	$(28,161)

Supplemental Condensed Consolidating Statements of Operations for the Year Ended December 31, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$225,773	$61,514	$(40,059)	$247,228
Costs and expenses:
Operating	—	138,350	71,572	(40,059)	169,863
Administrative and general	3,744	27,834	4,628	—	36,206
Depreciation	—	48,248	1,067	—	49,315
Total costs and expenses	3,744	214,432	77,267	(40,059)	255,384
Gains on asset dispositions, net	—	5,035	(248)	—	4,787
Operating income	(3,744)	16,376	(16,001)	—	(3,369)
Other income (expense):
Interest income	56	472	213	—	741
Interest expense	(16,033)	(809)	(483)	—	(17,325)
Foreign currency gains (losses), net	(77)	(879)	963	—	7
Gain on debt extinguishment	518	—	—	—	518
Other, net	—	11	58	—	69
Total other income (expense)	(15,536)	(1,205)	751	—	(15,990)
Income (loss) before income taxes and equity earnings	(19,280)	15,171	(15,250)	—	(19,359)
Income tax expense (benefit)	(8,807)	4,971	479	—	(3,357)
Income (loss) before equity earnings	(10,473)	10,200	(15,729)	—	(16,002)
Equity earnings, net of tax	—	1,092	—	—	1,092
Equity in earnings (losses) of subsidiaries	2,495	—	—	(2,495)	—
Net income (loss)	(7,978)	11,292	(15,729)	(2,495)	(14,910)
Net income attributable to non-controlling interest in subsidiary	—	6,349	583	—	6,932
Net income (loss) attributable to Era Group Inc.	$(7,978)	$17,641	$(15,146)	$(2,495)	$(7,978)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Year Ended December 31, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$13,890	$19,450	$(8,314)	$(11,568)	$13,458
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—
Income tax benefit	—	—	—	—	—
Total other comprehensive income (loss)	—	—	—	—	—
Comprehensive income (loss)	13,890	19,450	(8,314)	(11,568)	13,458
Comprehensive loss attributable to non-controlling interest in subsidiary	—	—	464	—	464
Comprehensive income (loss) attributable to Era Group Inc.	$13,890	$19,450	$(7,850)	$(11,568)	$13,922

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Year Ended December 31, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(28,161)	$(3,041)	$(10,894)	$13,481	$(28,615)
Other comprehensive loss:
Foreign currency translation adjustments	—	18	—	—	18
Income tax benefit	—	—	—	—	—
Total other comprehensive loss	—	18	—	—	18
Comprehensive income (loss)	(28,161)	(3,023)	(10,894)	13,481	(28,597)
Comprehensive loss attributable to non-controlling interest in subsidiary	—	—	454	—	454
Comprehensive income (loss) attributable to Era Group Inc.	$(28,161)	$(3,023)	$(10,440)	$13,481	$(28,143)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Year Ended December 31, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(7,978)	$11,292	$(15,729)	$(2,495)	$(14,910)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—
Income tax benefit	—	—	—	—	—
Total other comprehensive loss	—	—	—	—	—
Comprehensive income (loss)	(7,978)	11,292	(15,729)	(2,495)	(14,910)
Comprehensive loss attributable to non-controlling interest in subsidiary	—	6,349	583	—	6,932
Comprehensive income (loss) attributable to Era Group Inc.	$(7,978)	$17,641	$(15,146)	$(2,495)	$(7,978)

Supplemental Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$37,596	$14,639	$2,119	$—	$54,354
Cash flows from investing activities:
Purchases of property and equipment	—	(8,867)	(349)	—	(9,216)
Proceeds from disposition of property and equipment	—	29,590	—	—	29,590
Dividends received from equity investees	—	1,000	—	—	1,000
Principal payments on notes due from equity investees	—	518	—	—	518
Principal payments on third party notes receivable	—	934	—	—	934
Net cash provided by investing activities	—	23,175	(349)	—	22,826
Cash flows from financing activities:
Long-term debt issuance costs	—	—	—	(1,295)	(1,295)
Payments on long-term debt	—	(1,662)	(1,224)	(39,000)	(41,886)
Proceeds from share award plans	—	—	—	893	893
Extinguishment of long-term debt	—	—	(1,221)	—	(1,221)
Borrowings and repayments of intercompany debt	—	(39,402)	—	39,402	—
Net cash used in financing activities	—	(41,064)	(2,445)	—	(43,509)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	—	—	249	—	249
Net increase (decrease) in cash, cash equivalents and restricted cash	37,596	(3,250)	(426)	—	33,920
Cash, cash equivalents and restricted cash, beginning of year	10,800	3,250	2,783	—	16,833
Cash, cash equivalents and restricted cash, end of year	$48,396	$—	$2,357	$—	$50,753

Supplemental Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(14,706)	$32,601	$2,201	$—	$20,096
Cash flows from investing activities:
Purchases of property and equipment	—	(16,600)	(170)	—	(16,770)
Proceeds from disposition of property and equipment	—	9,392	—	—	9,392
Principal payments on notes due from equity investees	—	761	—	—	761
Investments in and advances to equity investees	—	(126)	—	—	(126)
Principal payments on third party notes receivable	—	169	—	—	169
Escrow deposits on like-kind exchanges, net	—	—	—	—	—
Net cash used in investing activities	—	(6,404)	(170)	—	(6,574)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	—	8,000	—	9,000	17,000
Payments on long-term debt	—	(1,526)	(755)	(43,000)	(45,281)
Proceeds from share award plans	—	—	—	836	836
Purchase of treasury shares	—	—	—	(52)	(52)
Borrowings and repayments of intercompany debt	—	(33,216)	—	33,216	—
Net cash used in financing activities	—	(26,742)	(755)	—	(27,497)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	32	18	31	—	81
Net increase (decrease) in cash, cash equivalents and restricted cash	(14,674)	(527)	1,307	—	(13,894)
Cash, cash equivalents and restricted cash, beginning of year	25,474	3,777	1,476	—	30,727
Cash, cash equivalents and restricted cash, end of year	$10,800	$3,250	$2,783	$—	$16,833

Supplemental Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2016

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$17,909	$41,239	$(644)	$—	$58,504
Cash flows from investing activities:
Purchases of property and equipment	—	(39,020)	(180)	—	(39,200)
Proceeds from disposition of property and equipment	—	28,381	228	—	28,609
Return of helicopter deposits	—	544	—	—	544
Principal payments on notes due from equity investees	—	723	—	—	723
Principal payments on third party notes receivable	—	208	—	—	208
Escrow deposits, net	—	—	—	—	—
Repayment of intercompany debt	—	—	—	—	—
Net cash used in investing activities	—	(9,164)	48	—	(9,116)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	—	—	—	12,000	12,000
Long-term debt issuance costs	—	—	—	(886)	(886)
Payments on long-term debt	—	(1,803)	(1,641)	(37,000)	(40,444)
Extinguishment of long-term debt	—	—	—	(4,331)	(4,331)
Proceeds from share award plans	—	—	—	836	836
Purchase of treasury shares	—	—	—	(161)	(161)
Repayment of intercompany debt	—	(29,542)	—	29,542	—
Net cash provided by financing activities	—	(31,345)	(1,641)	—	(32,986)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	—	(478)	242	—	(236)
Net increase (decrease) in cash, cash equivalents and restricted cash	17,909	252	(1,995)	—	16,166
Cash, cash equivalents and restricted cash, beginning of year	7,565	3,525	3,471	—	14,561
Cash, cash equivalents and restricted cash, end of year	$25,474	$3,777	$1,476	$—	$30,727