Form 10-Q
period 2019-03-31
ERA GROUP INC.
filed 2019-05-07
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019              or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________to_________
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of May 3, 2019 was 22,220,676. The Registrant has no other class of common stock outstanding.

ERA GROUP INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ERA GROUP INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (including $359 and $1,745 from VIEs in 2019 and 2018, respectively)(1)	$49,612	$50,753
Receivables:
Trade, operating, net of allowance for doubtful accounts of $261 in 2019 and 2018, (including $9,703 and $5,565 from VIEs in 2019 and 2018, respectively)	34,732	33,306
Trade, dry-leasing	2,446	3,803
Tax receivables (including $2,843 and $3,187 from VIEs in 2019 and 2018, respectively)	2,843	3,187
Other (including $27 and $340 from VIEs in 2019 and 2018, respectively)	7,204	2,343
Inventories, net (including $35 and $40 from VIEs in 2019 and 2018, respectively)	20,893	20,673
Prepaid expenses (including $32 and $10 from VIEs in 2019 and 2018, respectively)	2,233	1,807
Total current assets	119,963	115,872
Property and equipment (including $1,455 and $1,375 from VIEs in 2019 and 2018, respectively)	918,252	917,161
Accumulated depreciation (including $525 and $485 from VIEs in 2019 and 2018, respectively)	(327,444)	(317,967)
Property and equipment, net	590,808	599,194
Operating lease right-of-use (including $1,143 from VIEs in 2019)	8,460	—
Equity investments and advances	24,427	27,112
Intangible assets	1,102	1,107
Other assets (including $102 and $96 from VIEs in 2019 and 2018, respectively)	21,081	21,578
Total assets	$765,841	$764,863
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (including $1,534 and $1,522 from VIEs in 2019 and 2018, respectively)	$12,643	$13,161
Accrued wages and benefits (including $1,425 and $1,429 from VIEs in 2019 and 2018, respectively)	5,524	9,267
Accrued interest	3,376	569
Accrued income taxes	2,874	973
Accrued other taxes (including $421 and $500 from VIEs in 2019 and 2018, respectively)	1,414	1,268
Accrued contingencies (including $656 and $630 from VIEs in 2019 and 2018, respectively)	656	630
Current portion of long-term debt (including $275 and $395 from VIEs in 2019 and 2018, respectively)	1,938	2,058
Other current liabilities (including $444 and $0 from VIEs in 2019 and 2018, respectively)	3,092	878
Total current liabilities	31,517	28,804
Long-term debt	159,961	160,217
Deferred income taxes	104,824	108,357
Operating lease liabilities (including $699 from VIEs in 2019)	6,773	—
Other liabilities	721	747
Total liabilities	303,796	298,125
Commitments and contingencies (see Note 8)
Redeemable noncontrolling interest	3,160	3,302
Equity:
Era Group Inc. stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 22,220,676 and 21,765,404 outstanding in 2019 and 2018, respectively, exclusive of treasury shares	224	219
Additional paid-in capital	448,690	447,298
Retained earnings	12,342	18,285
Treasury shares, at cost; 157,267 and 156,737 shares in 2019 and 2018, respectively	(2,481)	(2,476)
Accumulated other comprehensive income, net of tax	110	110
Total equity	458,885	463,436
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$765,841	$764,863
(1) Refer to footnote 5 for more detail on variable interest entities (“VIE”)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Operating revenues	$47,830	$54,750
Dry-leasing revenues	3,463	2,572
Total revenues	51,293	57,322
Costs and expenses:
Operating	36,696	37,660
Administrative and general	8,875	12,071
Depreciation and amortization	9,450	10,354
Total costs and expenses	55,021	60,085
Gains (losses) on asset dispositions, net	(124)	4,414
Operating income (loss)	(3,852)	1,651
Other income (expense):
Interest income	752	146
Interest expense	(3,461)	(4,576)
Foreign currency gains (losses), net	(126)	74
Gain on debt extinguishment	—	175
Other, net	(11)	(8)
Total other income (expense)	(2,846)	(4,189)
Loss before income taxes and equity earnings	(6,698)	(2,538)
Income tax benefit	(1,588)	(738)
Loss before equity earnings	(5,110)	(1,800)
Equity earnings (losses), net of tax	(975)	443
Net loss	(6,085)	(1,357)
Net loss attributable to noncontrolling interest in subsidiary	142	163
Net loss attributable to Era Group Inc.	$(5,943)	$(1,194)

Loss per common share, basic and diluted	$(0.28)	$(0.06)

Weighted average common shares outstanding, basic and diluted	21,323,312	21,003,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(6,085)	$(1,357)
Other comprehensive loss:
Foreign currency translation adjustments	—	(5)
Total other comprehensive loss	—	(5)
Comprehensive loss	(6,085)	(1,362)
Comprehensive loss attributable to noncontrolling interest in subsidiary	142	163
Comprehensive loss attributable to Era Group Inc.	$(5,943)	$(1,199)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE NONCONTROLLING INTEREST AND EQUITY (unaudited, in thousands)

Three Months Ended March 31, 2019

		Era Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Equity
December 31, 2018	$3,302	$219	$447,298	$18,285	$(2,476)	$110	$463,436
Issuance of common stock:
Restricted stock grants	—	4	(4)	—	—	—	—
Employee Stock Purchase Plan	—	1	589	—	—	—	590
Share award amortization	—	—	807	—	—	—	807
Purchase of treasury shares	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	(6,085)	—	—	(6,085)
Net loss attributable to redeemable noncontrolling interest	(142)	—	—	142	—	—	142
March 31, 2019	$3,160	$224	$448,690	$12,342	$(2,481)	$110	$458,885

Three Months Ended March 31, 2018

		Era Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Equity
December 31, 2017	$3,766	$215	$443,944	$4,363	$(2,951)	$110	$445,681
Issuance of common stock:
Restricted stock grants	—	3	(3)	—	—	—	—
Employee Stock Purchase Plan	—	1	483	—	—	—	484
Share award amortization	—	—	750	—	—	—	750
Net loss	—	—	—	(1,357)	—	—	(1,357)
Net loss attributable to redeemable noncontrolling interest	(163)	—	—	163	—	—	163
Currency translation adjustments, net of tax	—	—	—	—	—	(5)	(5)
March 31, 2018	$3,603	$219	$445,174	$3,169	$(2,951)	$105	$445,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(6,085)	$(1,357)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,450	10,354
Share-based compensation	807	750
Interest income	(157)	—
Non-cash penalty and interest expenses	—	607
Gains (losses) on asset dispositions, net	124	(4,414)
Debt discount amortization	67	61
Amortization of deferred financing costs	239	704
Foreign currency losses (gains), net	126	(107)
Gain on debt extinguishment, net	—	(175)
Deferred income tax benefit	(3,533)	(737)
Equity (earnings) losses, net of tax	975	(443)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	493	(2,783)
Increase in prepaid expenses and other assets	(452)	(1,502)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	581	(1,988)
Net cash provided by (used in) operating activities	2,635	(1,030)
Cash flows from investing activities:
Purchases of property and equipment	(1,312)	(3,784)
Proceeds from disposition of property and equipment	—	19,497
Purchase of investments	(5,000)	—
Principal payments on notes due from equity investees	2,334	54
Principal payments on third party notes receivable	104	76
Net cash provided by (used in) investing activities	(3,874)	15,843
Cash flows from financing activities:
Long-term debt issuance costs	—	(1,295)
Payments on long-term debt	(542)	(14,259)
Proceeds from share award plans	590	484
Purchase of treasury shares	(5)	—
Net cash provided by (used in) financing activities	43	(15,070)
Effects of exchange rate changes on cash and cash equivalents	55	(23)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,141)	(280)
Cash, cash equivalents and restricted cash, beginning of period	50,753	16,833
Cash, cash equivalents and restricted cash, end of period	$49,612	$16,553
Supplemental cash flow information:
Cash paid for interest	$353	$1,080
Interest capitalized during the period	—	97
Interest, net of amounts capitalized	$353	$983
Cash paid for income taxes	14	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICY
The condensed consolidated financial statements include the accounts of Era Group Inc. and its consolidated subsidiaries. Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the “Company” refers to Era Group Inc. and its consolidated subsidiaries, and any reference to “Era Group” refers to Era Group Inc. without its subsidiaries. The condensed consolidated financial information for the three months ended March 31, 2019 and 2018 has been prepared by the Company and has not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of March 31, 2019, its results of operations for the three months ended March 31, 2019 and 2018, its comprehensive income for the three months ended March 31, 2019 and 2018, its changes in equity for the three months ended March 31, 2019, and 2018, and its cash flows for the three months ended March 31, 2019 and 2018. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Certain of the Company’s operations are subject to seasonal factors. Operations in the U.S. Gulf of Mexico are often at their highest levels from April to September, as daylight hours increase, and are at their lowest levels from December through February, as daylight hours decrease.
Basis of Consolidation. The consolidated financial statements include the accounts of Era Group Inc., its wholly and majority-owned subsidiaries and entities that meet the criteria of VIEs of which the Company is the primary beneficiary. Aeróleo Taxi Aereo S/A (“Aeróleo”) is a VIE of which the Company is the primary beneficiary. All significant inter-company accounts and transactions are eliminated in consolidation.
Reclassification. Certain amounts reported for prior periods in the consolidated financial statements have been reclassified to conform with the current period’s presentation.
Supplemental Cash Flow Information. The following table sets forth the Company’s reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Cash Flows (in thousands):

	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Cash and cash equivalents	$49,612	$50,753	$16,553	$13,583
Restricted cash (1)	—	—	—	3,250
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$49,612	$50,753	$16,553	$16,833
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
Trade Receivables. Customers are primarily international, independent and major integrated exploration, development and production companies, third party helicopter operators and the U.S. government. Customers are typically granted credit on a short-term basis, and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates. Actual results could differ from those estimates, and those differences may be material.
Leases. The Company determines if an arrangement is a lease at inception or during modification or renewal of an existing lease. Operating leases are maintained for a number of fixed assets including land, hangars, buildings, fuel tanks and tower sites.

The right-of-use (“ROU”) assets associated with these leases are reflected under long-term assets; the current portion of the long-term payables are reflected under other current liabilities; and the payables on lease agreements past one year are recorded as long-term liabilities on the Company’s consolidated balance sheets. For those contracts with terms of twelve months or less, the lease expense is recognized on a straight-line basis over the lease term and recorded in operating expenses on the consolidated statement of operations.  As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate based on the information available at commencement date is used to determine the present value of future payments. Most of the Company’s lease agreements allow the option of renewal or extension, which are considered a part of the lease term. When it is reasonably certain that a lease will be extended, this is incorporated into the calculations.
New Accounting Standards - Adopted. In February 2016, the Financial Accounting Standards Board (“ FASB”) issued ASU No. 2016-02, “Leases” (ASU No. 2016-02), which establishes comprehensive accounting and financial reporting requirements for leasing arrangements.  This ASU supersedes the existing requirements in FASB ASC Topic 840, “Leases,” and requires lessees to recognize substantially all lease assets and lease liabilities on the balance sheet.  The provisions of ASU No. 2016-02 also modify the definition of a lease and outline requirements for recognition, measurement, presentation and disclosure of leasing arrangements by both lessees and lessors.  This ASU is effective for interim and annual periods beginning after December 15, 2018, and early adoption of the standard is permitted.  In July 2018, the ASU No. 2016-02 was further amended by the provisions of ASU No. 2018-11, “Targeted Improvements” to Topic 842 whereby the FASB decided to provide an alternate transition method by allowing entities to initially apply the new leases standard at the adoption date (such as January 1, 2019, for calendar year-end public business entities) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption consistent with preparers’ requests. The Company adopted ASU No. 2016-02, as amended, effective January 1, 2019, using the current-period adjustment method and has recognized a cumulative-effect adjustment to the opening balance of retained earnings in that period. The Company has elected an optional practical expedient to retain its current classification of leases, and as a result, the initial impact of adopting this new standard has not been material to its consolidated financial statements. The cumulative effect of the adoption on retained earrings is less than $0.1 million. Additionally, the Company elected not to bifurcate and separately account for non lease components contained in a single contract. See note 4 - Leases for additional information related to the Company’s operating leases.
New Accounting Standards - Not Yet Adopted. In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (ASU No. 2016-13), which sets forth the current expected credit loss model, a new forward-looking impairment model for certain financial instruments based on expected losses rather than incurred losses.  The ASU is effective for interim and annual periods beginning after December 15, 2019, and early adoption of the standard is permitted.  Entities are required to adopt ASU No. 2016-13 using a modified retrospective approach, subject to certain limited exceptions.  The Company is currently evaluating the potential impact of the adoption of this ASU on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software” (Subtopic 350-40), providing guidance addressing a customer's accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is considered a service contract. Under the new guidance, implementation costs for a CCA should be evaluated for capitalization using the same approach as implementation costs associated with internal-use software and should be expensed over the term of the hosting arrangement, which includes any reasonably certain renewal periods. The new guidance is effective for fiscal years beginning after December 15, 2019 for calendar year-end public business entities. Early adoption is permitted, including adoption in any interim period. The Company is evaluating the potential impact of the adoption of ASU-2018-15 on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurements” (ASU No. 2018-13, update to topic ASC-820), providing guidance for the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 will be effective for interim and annual periods beginning after December 15, 2019. The Company has not adopted ASU No. 2018-13 and believes such adoption will not have a material impact on its consolidated financial statements.

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
As of March 31, 2019 and December 31, 2018, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis.
The estimated fair values of the Company’s other financial assets and liabilities as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2019
ASSETS
Investments, included in other current assets	$5,000	$—	$4,648	$—

LIABILITIES
Long-term debt, including current portion	$161,899	$—	$162,766	$—

December 31, 2018
LIABILITIES
Long-term debt, including current portion	$162,275	$—	$159,367	$—
The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value. The fair value of the Company’s long-term debt was estimated using discounted cash flow analysis based on estimated current rates for similar types of arrangements. Considerable judgment was required in developing certain of the estimates of fair value, and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
Investments. During the three months ended March 31, 2019, the Company purchased $5.0 million of corporate securities. This investment is recorded on the balance sheet under other current assets as its stated maturity date is within a year.

3.	ACQUISITIONS AND DISPOSITIONS
Capital Expenditures. During the three months ended March 31, 2019, capital expenditures were $1.3 million and consisted primarily of spare helicopter parts and leasehold improvements. During the three months ended March 31, 2019, the Company did not capitalize any interest. During the three months ended March 31, 2018, the Company capitalized interest of $0.1 million. As of March 31, 2019 and December 31, 2018, construction in progress, which is a component of property and equipment, included capitalized interest of $0.7 million. A summary of changes to the Company’s operating helicopter fleet is as follows:
Equipment Additions - During the three months ended March 31, 2019, the Company did not place any helicopters into service. During the three months ended March 31, 2018, the Company placed one S92 heavy helicopter into service. The Company places helicopters in service once completion work has been finalized and the helicopters are ready for use.
Equipment Dispositions - During the three months ended March 31, 2019, the Company did not sell or dispose of any material assets. During the three months ended March 31, 2018, the Company sold or otherwise disposed of twelve helicopters, two operating facilities, and related property and equipment for proceeds of $19.5 million.

4.	LEASES
The Company leases land, hangars, buildings, fuel tanks and tower sites under operating lease agreements. The Company determines if an arrangement is a lease at inception, and many of these leases offer an option for renewal or extension. The adoption of ASC 842 allows the Company to retain its current classification of leases, and the optional practical expedience rule has allowed the use of the current-period adjustment method to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the current period rather than the restatement of prior year lease amounts. The majority of the bases from which the Company operates are leased, with current remaining terms between one and sixty years. The lease expense on those contracts with initial terms of twelve months or less are recognized on a straight-line basis over the lease term and are not recorded on the balance sheet. The Company does not currently maintain any finance leases and is only engaged in operating lease agreements.

The Company’s maturity analysis of lease payments under operating leases that had a remaining term in excess of one year as of December 31, 2018 were as follows (in thousands):

Maturity of Lease Liabilities
2019	$1,573
2020	1,530
2021	987
2022	562
2023	495
Years subsequent to 2023	7,952
Total future minimum lease payments	$13,099
The Company’s maturity analysis of lease payments under operating leases that have a remaining term in excess of one year as of March 31, 2019 were as follows (in thousands):

Maturity of Lease Liabilities
2019 (excluding the three months ended March 31, 2019)	$1,591
2020	2,072
2021	1,081
2022	657
2023	633
Years subsequent to 2023	8,959
Total future minimum lease payments	14,993
Less: imputed interest	6,533
Present value of lease liabilities	$8,460
During the three months ended March 31, 2019, the Company recognized $0.9 million of operating lease expense. Included in this amount was $0.3 million for contracts with remaining terms of less than one year.

Reported balances:
Other current liabilities	$1,687
Long-term lease liabilities	6,773
Total operating lease liabilities	$8,460
Other information related to these leases is as follows:

2019
Weighted average remaining lease term	11 years
Weighted average discount rate	4.46%
Cash paid for amounts included in the measurement of lease liabilities during the three months ended March 31, 2019 (in thousands)	$513
As of March 31, 2019, the Company had an additional operating lease, for a new office facility that has not yet commenced, for total future minimum lease payments of $1.5 million. This lease is expected to commence during 2019, with a lease term of five years.

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
The Company’s condensed consolidated balance sheets at March 31, 2019 and December 31, 2018 include assets of Aeróleo totaling $15.4 million and $11.9 million, respectively. The distribution of these assets to Era Group and its subsidiaries other than Aeróleo is subject to restrictions. The Company’s condensed consolidated balance sheets at March 31, 2019 and December 31, 2018 include liabilities of Aeróleo of $5.5 million and $4.5 million, respectively. The creditors for such liabilities do not have recourse to Era Group or its subsidiaries other than Aeróleo.

6.	INCOME TAXES
During the three months ended March 31, 2019 and 2018, the Company recorded an income tax benefit of $1.6 million and $0.7 million, respectively, resulting in an effective tax rate of 23.7% and 29.1%, respectively.
During the three months ended March 31, 2019, and 2018, there were no new uncertain tax positions identified. The Company’s 2015 federal income tax return is currently under examination by the Internal Revenue Service.
Amounts accrued for interest and penalties associated with unrecognized income tax benefits are included in other expense on the condensed consolidated statements of operations. As of March 31, 2019 and December 31, 2018, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $0.1 million.

7.	LONG-TERM DEBT
The Company’s borrowings as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019	December 31, 2018
7.750% Senior Notes (excluding unamortized discount)	$144,828	$144,828
Senior secured revolving credit facility	—	—
Promissory notes	19,564	19,980
Other	275	395
Total principal balance on borrowings	164,667	165,203
Portion due within one year	(1,938)	(2,058)
Unamortized debt issuance costs	(1,619)	(1,712)
Unamortized discount, net	(1,149)	(1,216)
Long-term debt	$159,961	$160,217
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

Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at Era Group’s election, either a base rate or LIBOR, each as defined in the Revolving Credit Facility, plus an applicable margin. The applicable margin is based on the Company’s ratio of funded debt to EBITDA, as defined in the Revolving Credit Facility, and ranges from 1.25% to 2.50% on the base rate margin and 2.25% to 3.50% on the LIBOR margin. The applicable margin as of March 31, 2019 was 1.25% on the base rate margin and 2.25% on the LIBOR margin. In addition, the Company is required to pay a quarterly commitment fee based on the unfunded portion of the committed amount at a rate based on the Company’s ratio of funded debt to EBITDA, as defined in the Revolving Credit Facility, that ranges from 0.375% to 0.500%. As of March 31, 2019, the commitment fee was 0.375%.
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
As of March 31, 2019, Era Group had no outstanding borrowings under the Revolving Credit Facility and issued letters of credit of $0.7 million. In connection with Amendment No. 4 entered into in 2018, the Company wrote off previously incurred debt issuance costs of $0.4 million and incurred additional debt issuance costs of $1.3 million. Such costs are included in other assets on the condensed consolidated balance sheets and are amortized to interest expense in the condensed consolidated statements of operations over the life of the Revolving Credit Facility.
Aeróleo Debt. During the three months ended March 31, 2019, the Company did not enter into any new debt arrangements in Brazil.
During 2017, the Company settled certain tax disputes in Brazil under the Tax Regularization Settlement Special Program (known as Programa Especial de Regularização Tributária or “PERT”) and has agreed to make installment payments on the amounts due to the applicable taxing authorities. The installments are payable in Brazilian reals, and bear interest at a rate equal to the overnight rate as published by the Central Bank of Brazil and will be paid over the next four months as of March 31, 2019. Such amounts are included in other debt in the table above. During the three months ended March 31, 2019, the Company made scheduled payments of $0.1 million.
Promissory Notes. During the three months ended March 31, 2019 and 2018, the Company made scheduled payments on other long-term debt of $0.4 million and $0.6 million, respectively.

8.	COMMITMENTS AND CONTINGENCIES
Fleet. The Company’s unfunded capital commitments as of March 31, 2019 consisted primarily of agreements to purchase helicopters and totaled $80.1 million, which is payable beginning in 2019 through 2020. The Company also had $1.3 million of deposits paid on options not yet exercised. All of the Company’s capital commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability other than aggregate liquidated damages of $2.1 million.
Included in these commitments are orders to purchase three AW189 heavy helicopters and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered in 2020. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company had outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery in 2020 and 2021.
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
The aggregate amount at issue for the Tax Disputes is $14.8 million. The Municipal Tax Disputes are the largest contributor to the total amount being sought from Aeróleo, with approximately $10.4 million at issue.
In addition to the foregoing Tax Disputes (and unrelated thereto), Aeróleo is engaged in two additional civil litigation matters relating to: (i) a dispute with its former tax consultant who has alleged that $0.5 million is due and payable as a contingency fee related to execution of certain tax strategies; and (ii) a fatal accident that occurred in 1983 that was previously settled with the plaintiffs’ in the U.S. (the “Civil Disputes”). With respect to the fatal accident, the plaintiffs are seeking to collect additional amounts in Brazil despite the previous settlement agreed upon by the parties in the U.S.
The Company continues to evaluate and assess various legal strategies for each of the Tax Disputes and the Civil Disputes. As is customary for certain legal matters in Brazil, Aeróleo has already deposited amounts as security into an escrow account to pursue further legal appeals in several of the Tax Disputes and the Civil Disputes. As of March 31, 2019, the Company has deposited $5.4 million into escrow accounts controlled by the court with respect to the Tax Disputes and the Civil Disputes, and the Company has fully reserved such amounts subject to final determination and the judicial release of such escrow deposits. These estimates are based on its assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intentions and experience. Aeróleo plans to defend the cases vigorously. As of March 31, 2019, it is not possible to determine the outcome of the Tax Disputes or the Civil Disputes, but the Company does not expect that an outcome would have a material adverse effect on its business, financial position or results of operations.
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
Computations of basic and diluted earnings per common share of the Company for the three months ended March 31, 2019 and 2018 were as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2018
Net loss attributable to Era Group Inc.	$(5,943)	$(1,194)
Less: Net income attributable to participating securities	—	—
Net income (loss) attributable to fully vested common stock	$(5,943)	$(1,194)

Weighted average common shares outstanding:
Basic	21,323,312	21,003,777
Diluted(1)	21,323,312	21,003,777
Loss per common share:
Loss per common share, basic and diluted	$(0.28)	$(0.06)
____________________

(1)
Excludes weighted average common shares of 203,612 and 235,900 for the three months ended March 31, 2019 and 2018, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.

10.	REVENUES
The Company derives its revenues primarily from oil and gas flight services, emergency response services and leasing activities. Revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

The following table presents the Company’s operating revenues disaggregated by geographical region in which services are provided:

	Three Months Ended March 31,
	2019	2018
Operating revenues:
United States	$34,214	$39,133
International	13,616	15,617
Total operating revenues	$47,830	$54,750
The following table presents the Company’s total revenues earned by service line:

	Three Months Ended March 31,
	2019	2018
Revenues:
Oil and gas flight services:
U.S.	$32,466	$36,536
International	13,616	15,617
Total oil and gas	46,082	52,153
Emergency response services	1,748	2,597
Total operating revenues	$47,830	$54,750
Dry-leasing revenues:
U.S.	451	571
International	3,012	2,001
Total revenues	$51,293	$57,322
The Company determines revenue recognition by applying the following steps:

1.	Identify the contract with a customer;

2.	Identify the performance obligations in the contract;

3.	Determine the transaction price;

4.	Allocate the transaction price to the performance obligations; and

5.	Recognize revenue as the performance obligations are satisfied.
The Company earns the majority of its revenue through master service agreements or subscription agreements, which typically include a fixed monthly or daily fee, incremental fees based on hours flown and fees for ancillary items such as fuel, security, charter services, etc. The Company’s arrangements to serve its customers represent a promise to stand ready to provide services at the customer’s discretion.
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

11.	RELATED PARTY TRANSACTIONS
Mr. Charles Fabrikant, Chairman of the Board and Director of the Company, is also the Executive Chairman and Chief Executive Officer of SEACOR Holdings Inc. (“SEACOR”). The Company leases office space from SEACOR. For each of the three months ended March 31, 2019 and 2018, the Company incurred $0.1 million in rent and utilities. Such costs are included in administrative and general expense in the condensed consolidated statements of operations.
The Company purchased products and services from its Dart Holding Company Ltd. (“Dart”) joint venture totaling $0.6 million and $0.7 million during the three months ended March 31, 2019 and 2018, respectively. The Company also had a note receivable from Dart, which had a balance of $2.3 million as of December 31, 2018. The note was paid in full during the three months ended March 31, 2019 in preparation for the sale of Dart. Purchases from Dart are included in operating expenses on the consolidated statements of income, and the note receivable was included in equity investments and advances on the consolidated balance sheets.
During the three months ended March 31, 2019, the Company in conjunction with its 50% joint venture partner entered into an agreement to sell Dart. The transaction closed on April 1, 2019.
During the three months ended March 31, 2018, the Company incurred fees of $0.1 million for simulator services from its Era Training Center, LLC (“ETC”) joint venture, and during the three months ended March 31, 2018, the Company provided helicopter, management and other services to ETC of less than $0.1 million. Revenues from ETC were recorded in operating revenues, and expenses incurred were recorded in operating expenses on the consolidated statements of operations. ETC was dissolved in the third quarter of 2018.

12.	SHARE-BASED COMPENSATION
Restricted Stock Awards. The number of shares and weighted average grant price of restricted stock awards during the three months ended March 31, 2019 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested as of December 31, 2018	513,766	$10.28
Restricted stock awards granted:
Non-employee directors	34,488	$10.35
Employees	361,056	$10.35
Vested	(242,850)	$10.36
Forfeited	—	$—
Non-vested as of March 31, 2019	666,460	$10.29
The total fair value of shares vested during the three months ended March 31, 2019 and 2018, determined using the closing price on the grant date, was $2.5 million and $2.8 million, respectively.
Stock Options. The Company did not grant any stock options during the three months ended March 31, 2019.
Employee Stock Purchase Plan (“ESPP”). During the three months ended March 31, 2019, the Company issued 60,258 shares under the ESPP. As of March 31, 2019, 162,120 shares remain available for issuance under the ESPP.
Total share-based compensation expense, which includes stock options, restricted stock and the ESPP, was $0.8 million for each of the three months ended March 31, 2019 and 2018.

13.	GUARANTORS OF SECURITIES
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

Supplemental Condensed Consolidating Balance Sheet as of March 31, 2019

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$48,876	$—	$736	$—	$49,612
Receivables:
Trade, operating, net of allowance for doubtful accounts of $261	—	24,741	9,991	—	34,732
Trade, dry-leasing	—	2,446	—	—	2,446
Tax receivable	—	6	2,837	—	2,843
Other	5,000	1,863	341	—	7,204
Inventories, net	—	20,858	35	—	20,893
Prepaid expenses	726	1,292	215	—	2,233
Total current assets	54,602	51,206	14,155	—	119,963
Property and equipment	—	901,547	16,705	—	918,252
Accumulated depreciation	—	(323,733)	(3,711)	—	(327,444)
Property and equipment, net	—	577,814	12,994	—	590,808
Operating lease right-of-use	—	7,317	1,143	—	8,460
Equity investments and advances	—	24,427	—	—	24,427
Investments in consolidated subsidiaries	171,671	—	—	(171,671)	—
Intangible assets	—	—	1,102	—	1,102
Deferred income taxes	11,513	—	—	(11,513)	—
Intercompany receivables	358,653	—	—	(358,653)	—
Other assets	1,106	19,873	102	—	21,081
Total assets	$597,545	$680,637	$29,496	$(541,837)	$765,841
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$584	$10,378	$1,681	$—	$12,643
Accrued wages and benefits	5	4,060	1,459	—	5,524
Accrued interest	3,307	69	—	—	3,376
Accrued income taxes	69	2,800	5	—	2,874
Accrued other taxes	306	687	421	—	1,414
Accrued contingencies	—	—	656	—	656
Current portion of long-term debt	—	1,663	275	—	1,938
Other current liabilities	469	2,167	456	—	3,092
Total current liabilities	4,740	21,824	4,953	—	31,517
Long-term debt	134,060	25,901	—	—	159,961
Deferred income taxes	—	115,091	1,245	(11,512)	104,824
Intercompany payables	—	298,659	60,026	(358,685)	—
Operating lease liabilities	—	6,074	699	—	6,773
Other liabilities	—	721	—	—	721
Total liabilities	138,800	468,270	66,923	(370,197)	303,796
Redeemable noncontrolling interest	—	3	3,157	—	3,160
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 22,220,676 outstanding, exclusive of treasury shares	224	—	—	—	224
Additional paid-in capital	448,692	100,306	4,561	(104,869)	448,690
Retained earnings	12,310	111,948	(45,145)	(66,771)	12,342
Treasury shares, at cost, 157,267 shares	(2,481)	—	—	—	(2,481)
Accumulated other comprehensive income, net of tax		110	—	—	110
Total equity	458,745	212,364	(40,584)	(171,640)	458,885
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$597,545	$680,637	$29,496	$(541,837)	$765,841

Supplemental Condensed Consolidating Balance Sheet as of December 31, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$48,396	$—	$2,357	$—	$50,753
Receivables:
Trade, operating, net of allowance for doubtful accounts of $261	—	27,509	5,797	—	33,306
Trade, dry-leasing	—	3,803	—	—	3,803
Tax receivables	—	6	3,181	—	3,187
Other	—	1,949	394	—	2,343
Inventories, net	—	20,633	40	—	20,673
Prepaid expenses	398	1,219	190	—	1,807
Total current assets	48,794	55,119	11,959	—	115,872
Property and equipment	—	900,611	16,550	—	917,161
Accumulated depreciation	—	(314,567)	(3,400)	—	(317,967)
Net property and equipment	—	586,044	13,150	—	599,194
Equity investments and advances	—	27,112	—	—	27,112
Investments in consolidated subsidiaries	172,950	—	—	(172,950)	—
Intangible assets	—	—	1,107	—	1,107
Deferred income taxes	9,904	—	—	(9,904)	—
Intercompany receivables	366,541	—	—	(366,541)	—
Other assets	1,251	20,231	96	—	21,578
Total assets	$599,440	$688,506	$26,312	$(549,395)	$764,863
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$136	$11,357	$1,668	$—	$13,161
Accrued wages and benefits	43	7,743	1,481	—	9,267
Accrued interest	500	69	—	—	569
Accrued income taxes	918	6	49	—	973
Accrued other taxes	—	768	500	—	1,268
Accrued contingencies	—	—	630	—	630
Current portion of long-term debt	—	1,663	395	—	2,058
Other current liabilities	647	220	11	—	878
Total current liabilities	2,244	21,826	4,734	—	28,804
Long-term debt	133,900	26,317	—	—	160,217
Deferred income taxes	—	117,015	1,245	(9,903)	108,357
Intercompany payables	—	310,727	55,847	(366,574)	—
Other liabilities	—	720	27	—	747
Total liabilities	136,144	476,605	61,853	(376,477)	298,125
Redeemable noncontrolling interest	—	3	3,299	—	3,302
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,765,404 shares outstanding, exclusive of treasury shares	219	—	—	—	219
Additional paid-in capital	447,299	100,306	4,562	(104,869)	447,298
Retained earnings	18,254	111,482	(43,402)	(68,049)	18,285
Treasury shares, at cost, 156,737 shares	(2,476)	—	—	—	(2,476)
Accumulated other comprehensive income, net of tax	—	110	—	—	110
Total equity	463,296	211,898	(38,840)	(172,918)	463,436
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$599,440	$688,506	$26,312	$(549,395)	$764,863

Supplemental Condensed Consolidating Statements of Operations for the Three Months Ended March 31, 2019

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$45,314	$13,617	$(7,638)	$51,293
Costs and expenses:
Operating	—	30,049	14,285	(7,638)	36,696
Administrative and general	1,242	6,672	961	—	8,875
Depreciation	—	9,197	253	—	9,450
Total costs and expenses	1,242	45,918	15,499	(7,638)	55,021
Losses on asset dispositions, net	—	(124)	—	—	(124)
Operating income (loss)	(1,242)	(728)	(1,882)	—	(3,852)
Other income (expense):
Interest income	196	504	52	—	752
Interest expense	(3,241)	(213)	(7)	—	(3,461)
Foreign currency losses, net	(40)	(49)	(37)	—	(126)
Other, net	—	(1)	(10)	—	(11)
Total other income (expense)	(3,085)	241	(2)	—	(2,846)
Income (loss) before income taxes and equity earnings	(4,327)	(487)	(1,884)	—	(6,698)
Income tax expense	336	(1,924)	—	—	(1,588)
Income (loss) before equity earnings	(4,663)	1,437	(1,884)	—	(5,110)
Equity in earnings (losses) of subsidiaries	(1,280)	(975)	—	1,280	(975)
Net income (loss)	(5,943)	462	(1,884)	1,280	(6,085)
Net loss attributable to noncontrolling interest in subsidiary	—	—	142	—	142
Net income (loss) attributable to Era Group Inc.	$(5,943)	$462	$(1,742)	$1,280	$(5,943)

Supplemental Condensed Consolidating Statements of Operations for the Three Months Ended March 31, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$49,832	$14,467	$(6,977)	$57,322
Costs and expenses:
Operating	—	29,770	14,867	(6,977)	37,660
Administrative and general	4,313	6,373	1,385	—	12,071
Depreciation	—	10,094	260	—	10,354
Total costs and expenses	4,313	46,237	16,512	(6,977)	60,085
Gains on asset dispositions, net	—	4,414	—	—	4,414
Operating income (loss)	(4,313)	8,009	(2,045)	—	1,651
Other income (expense):
Interest income	4	96	46	—	146
Interest expense	(4,303)	(182)	(91)	—	(4,576)
Foreign currency gains (losses), net	55	30	(11)	—	74
Gain on debt extinguishment	—	—	175	—	175
Other, net	—	—	(8)	—	(8)
Total other income (expense)	(4,244)	(56)	111	—	(4,189)
Income (loss) before income taxes and equity earnings	(8,557)	7,953	(1,934)	—	(2,538)
Income tax expense (benefit)	(1,536)	798	—	—	(738)
Income (loss) before equity earnings	(7,021)	7,155	(1,934)	—	(1,800)
Equity earnings, net of tax	—	443	—	—	443
Equity in earnings (losses) of subsidiaries	5,827	—	—	(5,827)	—
Net income (loss)	(1,194)	7,598	(1,934)	(5,827)	(1,357)
Net loss attributable to noncontrolling interest in subsidiary	—	—	163	—	163
Net income (loss) attributable to Era Group Inc.	$(1,194)	$7,598	$(1,771)	$(5,827)	$(1,194)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended March 31, 2019

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(5,943)	$462	$(1,884)	$1,280	$(6,085)
Comprehensive income (loss)	(5,943)	462	(1,884)	1,280	(6,085)
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	—	142	—	142
Comprehensive income (loss) attributable to Era Group Inc.	$(5,943)	$462	$(1,742)	$1,280	$(5,943)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended March 31, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(1,194)	$7,598	$(1,934)	$(5,827)	$(1,357)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(5)	—	—	(5)
Total other comprehensive loss	—	(5)	—	—	(5)
Comprehensive income (loss)	(1,194)	7,593	(1,934)	(5,827)	(1,362)
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	—	163	—	163
Comprehensive income (loss) attributable to Era Group Inc.	$(1,194)	$7,593	$(1,771)	$(5,827)	$(1,199)

Supplemental Condensed Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2019

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by provided by operating activities	$5,477	$(1,386)	$(1,456)	$—	$2,635
Cash flows from investing activities:
Purchases of property and equipment	—	(1,221)	(91)	—	(1,312)
Purchase of investments	(5,000)	—	—	—	(5,000)
Principal payments on notes due from equity investees	—	2,334	—	—	2,334
Principal payments on third party notes receivable	—	104	—	—	104
Net cash used in investing activities	(5,000)	1,217	(91)	—	(3,874)
Cash flows from financing activities:
Payments on long-term debt	—	(416)	(126)	—	(542)
Proceeds from share award plans	—	—	—	590	590
Purchase of treasury shares	—	—	—	(5)	(5)
Borrowings and repayments of intercompany debt	—	585	—	(585)	—
Net cash used in financing activities	—	169	(126)	—	43
Effects of exchange rate changes on cash and cash equivalents	—	—	55	—	55
Net increase (decrease) in cash and cash equivalents	477	—	(1,618)	—	(1,141)
Cash, cash equivalents and restricted cash, beginning of period	48,396	—	2,357	—	50,753
Cash, cash equivalents and restricted cash, end of period	$48,873	$—	$739	$—	$49,612

Supplemental Condensed Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$3,387	$(5,761)	$1,344	$—	$(1,030)
Cash flows from investing activities:
Purchases of property and equipment	—	(3,746)	(38)	—	(3,784)
Proceeds from disposition of property and equipment	—	19,497	—	—	19,497
Principal payments on notes due from equity investees	—	54	—	—	54
Principal payments on third party notes receivable	—	76	—	—	76
Net cash used in investing activities	—	15,881	(38)	—	15,843
Cash flows from financing activities:
Payments on long-term debt	—	(554)	(1,705)	(12,000)	(14,259)
Revolving Credit Facility issuance costs	—	—	—	(1,295)	(1,295)
Proceeds from share award plans	—	—	—	484	484
Borrowings and repayments of intercompany debt	—	(12,811)	—	12,811	—
Net cash used in financing activities	—	(13,365)	(1,705)	—	(15,070)
Effects of exchange rate changes on cash and cash equivalents	8	(5)	(26)	—	(23)
Net increase (decrease) in cash and cash equivalents	3,395	(3,250)	(425)	—	(280)
Cash, cash equivalents and restricted cash, beginning of period	10,800	3,250	2,783	—	16,833
Cash, cash equivalents and restricted cash, end of period	$14,195	$—	$2,358	$—	$16,553

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018, included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2018.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others:

•
the Company’s dependence on, and the cyclical and volatile nature of, offshore oil and gas exploration, development and production activity, and the impact of general economic conditions and fluctuations in worldwide prices of, and demand for, oil and natural gas on such activity levels;

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
It is not possible to predict or identify all such factors. Consequently, the foregoing should not be considered a complete discussion of all potential risks or uncertainties. The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this Quarterly Report on Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s businesses, particularly those discussed in greater detail in Part I, Item 1A, “Risk Factors” of Era Group’s Annual Report on Form 10-K for the year ended December 31, 2018 and Era Group’s subsequent Quarterly Reports on Form 10-Q and periodic reporting on Form 8-K (if any).
Overview
We are one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the U.S., which is our primary area of operations. Our helicopters are primarily used to transport personnel to, from and between offshore oil and gas production platforms, drilling rigs and other installations. In addition to serving the oil and gas industry, we provide emergency response services and utility services, among other activities. We also provide helicopters and related services to third-party helicopter operators. We currently have customers in the U.S., Brazil, Colombia, India, Mexico, Spain, and Suriname.
We charter the majority of our helicopters through master service agreements, subscription agreements, long-term contracts, day-to-day charter arrangements and dry-leases. Master service agreements and subscription agreements typically require a fixed monthly fee plus incremental payments based on hours flown. These agreements have fixed terms ranging from one month to five years and generally may be canceled without penalty upon 30-90 days’ notice. Generally, these contracts do not commit our customers to acquire specific amounts of services or minimum flight hours and permit our customers to decrease the number of helicopters under contract with a corresponding decrease in the fixed monthly payments without penalty. Day-to-day charter arrangements call for either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate with a minimum number of hours to be charged. Dry-leases require a fixed monthly fee for the customer’s right to use the helicopter and, where applicable, additional charges as compensation for any maintenance, parts, and/or personnel support that we may provide to the customer. Dry-leases have fixed terms from several months to five years and, in limited circumstances, may be canceled without penalty upon written notice. Emergency response services consist of services provided on a subscription basis directly with the end users as well as charter services on an ad hoc basis.
Certain of our operations are subject to seasonal factors. Operations in the U.S. Gulf of Mexico are often at their highest levels from April to September, as daylight hours increase, and are at their lowest levels from December to February, as daylight hours decrease.

Results of Operations

	Three Months Ended March 31,
	2019		2018
	(in thousands)%		(in thousands)%
Revenues:
United States	$34,665	68	$39,704	69
International	16,628	32	17,618	31
Total revenues	51,293	100	57,322	100
Costs and Expenses:
Operating:
Personnel	13,029	25	14,134	25
Repairs and maintenance	12,710	25	10,761	19
Insurance and loss reserves	1,204	2	1,307	2
Fuel	3,402	7	3,671	6
Leased-in equipment	50	—	285	—
Other	6,301	12	7,502	13
Total operating expenses	36,696	72	37,660	66
Administrative and general	8,875	17	12,071	21
Depreciation and amortization	9,450	18	10,354	18
Total costs and expenses	55,021	107	60,085	105
Gains (losses) on asset dispositions, net	(124)	—	4,414	8
Operating income (loss)	(3,852)	(8)	1,651	3
Other income (expense):
Interest income	752	1	146	—
Interest expense	(3,461)	(7)	(4,576)	(8)
Foreign currency gains (losses), net	(126)	—	74	—
Gain on debt extinguishment	—	—	175	—
Other, net	(11)	—	(8)	—
Total other income (expense)	(2,846)	(6)	(4,189)	(7)
Loss before income taxes and equity earnings	(6,698)	(13)	(2,538)	(4)
Income tax benefit	(1,588)	(3)	(738)	(1)
Loss before equity earnings	(5,110)	(10)	(1,800)	(3)
Equity earnings (losses), net of tax	(975)	(2)	443	1
Net loss	(6,085)	(12)	(1,357)	(2)
Net loss attributable to noncontrolling interest in subsidiary	142	—	163	—
Net loss attributable to Era Group Inc.	$(5,943)	(12)	$(1,194)	(2)

Revenues by Service Line. The table below sets forth the revenues earned by service line for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019		2018
	(in thousands)%		(in thousands)%
Revenues:
Oil and gas: (1)
U.S.	$32,466	63	$36,536	64
International	13,616	27	15,617	27
Total oil and gas	46,082	90	52,153	91
Dry-leasing	3,463	7	2,572	4
Emergency response services	1,748	3	2,597	5
	$51,293	100	$57,322	100
____________________

(1)	Primarily oil and gas activities, but also includes revenues from utility services, such as firefighting.

Current Quarter compared to Prior Year Quarter
Operating Revenues. Operating revenues were $6.0 million lower in the three months ended March 31, 2019 (the “Current Quarter”) compared to the three months ended March 31, 2018 (the “Prior Year Quarter”).
Operating revenues from U.S. oil and gas operations were $4.1 million lower in the Current Quarter. Operating revenues from medium, light twin, and single engine helicopters were $2.9 million, $1.1 million, and $0.9 million lower, respectively, primarily due to lower utilization. These decreases were partially offset by a $0.9 million increase in operating revenues from heavy helicopters primarily due to higher utilization.
Operating revenues from international oil and gas operations were $2.0 million lower in the Current Quarter. Operating revenues in Suriname were $1.1 million lower primarily due to the end of a contract. Operating revenues in Brazil were $0.7 million lower primarily due to the weakening of the Brazilian real relative to the U.S. dollar. Operating revenues in Colombia were $0.2 million lower primarily due to lower utilization.
Revenues from dry-leasing activities were $0.9 million higher primarily due to the commencement of new contracts subsequent to the Prior Year Quarter.
Operating revenues from emergency response services were $0.9 million lower primarily due to the conclusion of a contract subsequent to the Prior Year Quarter.
Operating Expenses. Operating expenses were $1.0 million lower in the Current Quarter. Personnel costs were $1.1 million lower primarily due to a reduction in headcount. Fuel expense was $0.3 million lower primarily due to a decrease in flight hours. Leased-in equipment expenses were $0.2 million lower primarily due to the end of helicopter leases. Other operating expenses were $1.2 million lower primarily due to the recognition of $0.5 million in penalties on the cancellation of two helicopter purchase agreements in the Prior Year Quarter and a decrease of $0.5 million related to part sales in the Prior Year Quarter. These decreases were partially offset by an increase in repairs and maintenance expense of $1.9 million primarily due to a $1.8 million increase in power-by-the-hour (“PBH”) expense and a $0.8 million increase related to the timing of repairs, partially offset by a net increase in the recognition of vendor credits of $0.6 million. The increase in PBH expense was primarily due to the recognition of credits in the Prior Year Quarter related to the removal of helicopters from PBH programs following their sale.
Administrative and General. Administrative and general expenses were $3.2 million lower in the Current Quarter primarily due to the absence of professional services fees related to litigation that has now been settled.
Depreciation and Amortization. Depreciation and amortization expense was $0.9 million lower in the Current Quarter primarily due to assets that became fully depreciated subsequent to the Prior Year Quarter.
Gains (Losses) on Asset Dispositions, Net. There were no significant asset dispositions in the Current Quarter. In the Prior Year Quarter, the Company sold its flightseeing assets in Alaska (which consisted of eight single engine helicopters, two operating facilities, and related property and equipment), two additional single engine helicopters, two light twin helicopters and other equipment for proceeds of $19.5 million, resulting in net gains of $4.4 million.
Operating Income (Loss). Operating loss as a percentage of revenues was 8% in the Current Quarter compared to operating income as a percentage of revenues of 3% in the Prior Year Quarter. The decrease in operating income as a percentage of revenues was primarily due to gains on asset dispositions recognized in the Prior Year Quarter and higher repairs and maintenance expenses in the Current Quarter.
Interest Income. Interest income was $0.6 million higher in the Current Quarter primarily due to interest earned on the Company’s sales-type leases.
Interest Expense. Interest expense was $1.1 million lower in the Current Quarter due to lower debt balances and the write-off of deferred debt issuance costs related to the amendment of the Company’s Amended and Restated Senior Secured Revolving Credit Facility in the Prior Year Quarter.
Income Tax Benefit (Expense). Income tax benefit was $1.6 million in the Current Quarter compared to $0.7 million in the Prior Year Quarter primarily due to lower pre-tax income.
Equity Earnings (Losses), net of tax. Equity earnings were $1.4 million lower in the Current Quarter primarily due to losses from the Dart joint venture.

Fleet Count
The following shows details of our helicopter fleet as of March 31, 2019. We own and control all 108 of our helicopters.

	Helicopters	Max. Pass.(1)	Cruise Speed (mph)	Approx. Range (miles)	Average Age (years)
Heavy:
S92	4	19	175	620	3
H225	1	19	162	582	11
AW189	4	16	173	490	3
	9

Medium:
AW139	36	12	173	426	9
S76 C+/C++	5	12	161	348	12
B212	5	11	115	299	40
	46

Light—twin engine:
A109	7	7	161	405	13
EC135	13	7	138	288	11
BO105	3	4	138	276	30
	23

Light—single engine:
A119	13	7	161	270	12
AS350	17	5	138	361	21
	30
Total Fleet	108				13
____________________

(1)	In typical configuration for our operations.
Liquidity and Capital Resources
General
Our ongoing liquidity requirements arise primarily from working capital needs, meeting our capital commitments (including the purchase of helicopters and other equipment) and the repayment of debt obligations. In addition, we may use our liquidity to fund acquisitions, repurchase shares or debt securities or make other investments. Sources of liquidity are cash balances and cash flows from operations and, from time to time, we may obtain additional liquidity through the issuance of equity or debt or through borrowings under the amended and restated senior secured revolving credit facility (the “Revolving Credit Facility”) or through asset sales.
Summary of Cash Flows

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$2,635	$(1,030)
Investing activities	(3,874)	15,843
Financing activities	43	(15,070)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	55	(23)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,141)	$(280)

Operating Activities
Cash flows provided by operating activities increased by $3.7 million in the Current Quarter compared to the Prior Year Quarter. The components of cash flows provided by operating activities during the Current Quarter and Prior Year Quarter were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Operating income before depreciation, gains on asset dispositions and impairment, net	$5,722	$7,591
Changes in operating assets and liabilities before interest and income taxes	(4,160)	(9,181)
Interest paid, net of capitalized interest of $0 and $97 in 2019 and 2018, respectively	(353)	(983)
Other	1,426	1,543
Total cash flows provided by operating activities	$2,635	$(1,030)
Operating income before depreciation and gains on asset dispositions, net was $1.9 million lower in the Current Quarter compared to the Prior Year Quarter primarily due to a decrease in operating revenues, partially offset by lower general and administrative expenses and lower operating expenses.
During the Current Quarter, changes in operating assets and liabilities before interest and income taxes used cash flows of $4.2 million primarily due to a decrease in payables. During the Prior Year Quarter, changes in operating assets and liabilities before interest and income taxes used cash flows of $9.2 million primarily due to a decrease in accounts payables and an increase in prepaid expenses and other receivables.
Interest paid, net of capitalized interest, was $0.6 million lower in the Current Quarter.
Investing Activities
During the Current Quarter, net cash used in investing activities was $3.9 million primarily as follows:

•	Net principal payments received from equity investees and third parties were $2.4 million.

•	Capital expenditures were $1.3 million, which consisted primarily of spare helicopter parts and leasehold improvements.

•	Purchase of investments was $5.0 million.
During the Prior Year Quarter, net cash provided by investing activities was $15.8 million primarily as follows:

•	Proceeds from the disposition of property and equipment were $19.5 million.

•	Net principal payments received from equity investees and third parties were $0.1 million.

•	Capital expenditures were $3.8 million, which consisted primarily of helicopter acquisitions, spare helicopter parts, and capitalized interest.
Financing Activities
During the Current Quarter, net cash provided by financing activities was less than $0.1 million primarily as follows:

•	Proceeds from share award plans were $0.6 million.

•	Principal payments on long-term debt were $0.5 million.
During the Prior Year Quarter, net cash used in financing activities was $15.1 million primarily as follows:

•	Proceeds from share award plans were $0.5 million.

•	Principal payments on long-term debt, including our Revolving Credit Facility, were $14.3 million.

•	Long-term debt issuance costs were $1.3 million incurred in connection with the amendment of the Revolving Credit Facility.

Unfunded Capital Commitments
As of March 31, 2019, we had unfunded capital commitments of $80.1 million, consisting primarily of agreements to purchase helicopters, including three AW189 heavy helicopters and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered in 2020. Delivery dates for the AW169 helicopters have yet to be determined. These commitments are payable beginning in 2019 through 2020, and all of the commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability to us other than aggregate liquidated damages of $2.1 million. In addition, we had outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery in 2020 and 2021.
If we do not exercise our rights to cancel these capital commitments, we expect to finance the remaining acquisition costs for these helicopters through a combination of cash on hand, cash provided by operating activities, asset sales and borrowings under our Revolving Credit Facility.
Short and Long-Term Liquidity Requirements
We anticipate that we will generate positive cash flows from operating activities and that these cash flows will be adequate to meet our working capital requirements. During the three months ended March 31, 2019, our cash provided by operating activities was $2.6 million. To support our capital expenditure program and/or other liquidity requirements, we may use any combination of operating cash flow, cash balances or proceeds from sales of assets, issue debt or equity, or borrowings under our Revolving Credit Facility.
Our availability of long-term liquidity is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, debt service, capital expenditures and a reasonable return on investment. Management will continue to closely monitor our liquidity and the credit markets.
Off-Balance Sheet Arrangements
On occasion, we and our partners will guarantee certain obligations on behalf of our joint ventures. As of March 31, 2019, we had no such guarantees in place. As of March 31, 2019, we had standby letters of credit totaling $0.7 million.
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
The aggregate amount at issue for the Tax Disputes is $14.8 million. The Municipal Tax Disputes are the largest contributor to the total amount being sought from Aeróleo, with approximately $10.4 million at issue.
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
We continue to evaluate and assess various legal strategies for each of the Tax Disputes and the Civil Disputes. As is customary for certain legal matters in Brazil, Aeróleo has already deposited amounts as security into an escrow account to pursue further legal appeals in several of the Tax Disputes and the Civil Disputes. As of March 31, 2019, we have deposited $5.4 million into escrow accounts controlled by the court with respect to the Tax Disputes and the Civil Disputes, and we have fully reserved such amounts subject to final determination and the judicial release of such escrow deposits. These estimates are based on our assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intentions and experience. Aeróleo plans to defend the cases vigorously. As of March 31, 2019, it is not possible to determine the outcome of the Tax Disputes or the Civil Disputes, but we do not expect that an outcome would have a material adverse effect on our business, financial position or results of operations.

For additional information about our contractual obligations and commercial commitments, refer to “Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments” contained in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes since such date.
Critical Accounting Policies
The preparation of our financial statements is in conformity with U.S. generally accepted accounting principles (“GAAP”). In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, whereas, in other circumstances, GAAP requires us to make estimates, judgments and assumptions that we believe are reasonable based upon information available. We base our estimates and judgments on historical experience, professional advice and various other sources that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. In addition to the policies discussed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018, the following involves a high degree of judgment and complexity.
Leases. We have elected an optional practical expedient to retain our current classification of leases and adopted ASU 2016-02 using the current-period adjustment method thus recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the current period. We currently maintain operating leases for a number of fixed assets and determine if an arrangement is considered a lease at inception or during modification or renewal of an existing lease. The right-of-use (“ROU”) assets associated with these leases are reflected under long-term assets, and the payables on lease agreements recorded as liabilities, with amounts due within one year recorded in other current liabilities on our consolidated balance sheets. The majority of our operating leases do not provide an implicit rate, so the incremental borrowing rate is based on the information available at commencement date to determine the present value of future payments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For additional information about our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2018. There has been no material change in our exposure to market risk during the Current Quarter, except as described below.
As of March 31, 2019, we had non-U.S. dollar denominated capital purchase commitments of €71.5 million ($80.1 million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. dollar equivalent of the non-hedged purchase commitments by $8.0 million. As of March 31, 2019, our Brazilian subsidiary maintained a non-U.S. dollar denominated working capital balance of R$36.3 million ($9.3 million). An adverse change of 10% in the underlying foreign currency exchange rate would reduce our working capital balance by $0.8 million.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2019. Based on their evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Material Weaknesses in Internal Control Over Financial Reporting
None.
Changes in Internal Controls Over Financial Reporting
During the three months ended March 31, 2019, there were no changes in our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.     RISK FACTORS
For additional information about our risk factors, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to this Item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the three months ended March 31, 2019:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019	—	$—	—	$22,934,076
February 1, 2019 - February 28, 2019	530	$9.62	—	$22,928,977
March 1, 2019 - March 31, 2019	—	$—	—	$22,928,977

ITEM 6.	EXHIBITS

10.1
Amendment No. 6, dated March 8, 2019 to the Amended and Restated Credit Agreement dated March 31, 2014by and among Era Group Inc. and its subsidiaries a security party thereto, Suntrust Bank, as AdministrativeAgent, and the lenders signatories thereto.

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

Era Group Inc. (Registrant)

DATE:	May 7, 2019	By:	/s/ Jennifer D. Whalen
Jennifer D. Whalen, Senior Vice President, Chief Financial Officer