Form 10-Q
period 2019-06-30
ERA GROUP INC.
filed 2019-07-30
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019              or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	ERA	NYSE
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of July 26, 2019 was 21,230,909. The Registrant has no other class of common stock outstanding.

ERA GROUP INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ERA GROUP INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (including $4,601 and $1,745 from VIEs(1) in 2019 and 2018, respectively)	$88,430	$50,753
Receivables:
Trade, operating, net of allowance for doubtful accounts of $139 and $261 in 2019 and 2018, respectively (including $6,702 and $5,565 from VIEs in 2019 and 2018, respectively)	30,493	33,306
Trade, dry-leasing	5,165	3,803
Tax receivables (including $2,680 and $3,187 from VIEs in 2019 and 2018, respectively)	2,680	3,187
Other (including $14 and $340 from VIEs in 2019 and 2018, respectively)	16,478	2,343
Inventories, net (including $42 and $40 from VIEs in 2019 and 2018, respectively)	21,004	20,673
Prepaid expenses (including $112 and $10 from VIEs in 2019 and 2018, respectively)	2,822	1,807
Total current assets	167,072	115,872
Property and equipment (including $1,475 and $1,375 from VIEs in 2019 and 2018, respectively)	918,972	917,161
Accumulated depreciation (including $570 and $485 from VIEs in 2019 and 2018, respectively)	(336,825)	(317,967)
Property and equipment, net	582,147	599,194
Operating lease right-of-use (including $1,052 from VIEs in 2019)	8,080	—
Equity investments and advances	—	27,112
Intangible assets	1,098	1,107
Other assets (including $105 and $96 from VIEs in 2019 and 2018, respectively)	6,487	21,578
Total assets	$764,884	$764,863
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (including $1,675 and $1,522 from VIEs in 2019 and 2018, respectively)	$13,467	$13,161
Accrued wages and benefits (including $1,562 and $1,429 from VIEs in 2019 and 2018, respectively)	8,222	9,267
Accrued interest	536	569
Accrued income taxes	938	973
Accrued other taxes (including $353 and $500 from VIEs in 2019 and 2018, respectively)	1,410	1,268
Accrued contingencies (including $647 and $630 from VIEs in 2019 and 2018, respectively)	647	630
Current portion of long-term debt (including $196 and $395 from VIEs in 2019 and 2018, respectively)	1,859	2,058
Other current liabilities (including $458 and $0 from VIEs in 2019 and 2018, respectively)	2,902	878
Total current liabilities	29,981	28,804
Long-term debt	158,981	160,217
Deferred income taxes	106,929	108,357
Operating lease liabilities (including $595 from VIEs in 2019)	6,387	—
Other liabilities	850	747
Total liabilities	303,128	298,125
Commitments and contingencies (see Note 8)
Redeemable noncontrolling interest	3,094	3,302
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,419,462 and 21,765,404 outstanding in 2019 and 2018, respectively, exclusive of treasury shares	224	219
Additional paid-in capital	449,687	447,298
Retained earnings	17,282	18,285
Treasury shares, at cost; 958,481 and 156,737 shares in 2019 and 2018, respectively	(8,531)	(2,476)
Accumulated other comprehensive income, net of tax	—	110
Total equity	458,662	463,436
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$764,884	$764,863
(1) Refer to footnote 5 for more detail on variable interest entities (“VIE”)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Operating revenues	$51,193	$54,472	$99,022	$109,221
Dry-leasing revenues	4,287	3,256	7,751	5,829
Total revenues	55,480	57,728	106,773	115,050
Costs and expenses:
Operating	38,820	40,332	75,516	77,992
Administrative and general	8,895	14,806	17,770	26,877
Depreciation and amortization	9,520	10,116	18,970	20,470
Total costs and expenses	57,235	65,254	112,256	125,339
Gains (losses) on asset dispositions, net	(68)	(1,997)	(192)	2,417
Operating loss	(1,823)	(9,523)	(5,675)	(7,872)
Other income (expense):
Interest income	934	346	1,686	492
Interest expense	(3,432)	(3,521)	(6,893)	(8,097)
Loss on sale of investments	(569)	—	(569)	—
Foreign currency gains (losses), net	270	(1,075)	144	(1,001)
Gains (losses) on debt extinguishment	(13)	—	(13)	175
Other, net	(9)	14	(20)	6
Total other income (expense)	(2,819)	(4,236)	(5,665)	(8,425)
Loss before income taxes and equity earnings	(4,642)	(13,759)	(11,340)	(16,297)
Income tax expense (benefit)	1,394	(2,574)	(194)	(3,312)
Loss before equity earnings	(6,036)	(11,185)	(11,146)	(12,985)
Equity earnings, net of tax	10,910	669	9,935	1,112
Net income (loss)	4,874	(10,516)	(1,211)	(11,873)
Net loss attributable to noncontrolling interest in subsidiary	66	137	208	300
Net income (loss) attributable to Era Group Inc.	$4,940	$(10,379)	$(1,003)	$(11,573)

Income (loss) per common share, basic and diluted	$0.22	$(0.49)	$(0.05)	$(0.55)

Weighted average common shares outstanding, basic and diluted	21,448,115	21,199,280	21,386,058	21,199,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$4,874	$(10,516)	$(1,211)	$(11,873)
Other comprehensive loss:
Foreign currency translation adjustments, net	(110)	—	(110)	(5)
Total other comprehensive loss	(110)	—	(110)	(5)
Comprehensive income (loss)	4,764	(10,516)	(1,321)	(11,878)
Comprehensive loss attributable to noncontrolling interest in subsidiary	66	137	208	300
Comprehensive income (loss) attributable to Era Group Inc.	$4,830	$(10,379)	$(1,113)	$(11,578)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE NONCONTROLLING INTEREST AND EQUITY (unaudited, in thousands)

Three Months Ended June 30, 2019

		Era Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Equity
March 31, 2019	$3,160	$224	$448,690	$12,342	$(2,481)	$110	$458,885
Share award amortization	—	—	997	—	—	—	997
Purchase of treasury shares	—	—	—	—	(6,050)	—	(6,050)
Net income	—	—	—	4,874	—	—	4,874
Net loss attributable to redeemable noncontrolling interest	(66)	—	—	66	—	—	66
Currency translation adjustments, net of tax	—	—	—	—	—	(110)	(110)
June 30, 2019	$3,094	$224	$449,687	$17,282	$(8,531)	$—	$458,662

Three Months Ended June 30, 2018

		Era Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Equity
March 31, 2018	$3,603	$219	$445,174	$3,169	$(2,951)	$105	$445,716
Share award amortization	—	—	711	—	—	—	711
Net loss	—	—	—	(10,516)	—	—	(10,516)
Net loss attributable to redeemable noncontrolling interest	(137)	—	—	137	—	—	137
June 30, 2018	$3,466	$219	$445,885	$(7,210)	$(2,951)	$105	$436,048

Six Months Ended June 30, 2019

		Era Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Equity
December 31, 2018	$3,302	$219	$447,298	$18,285	$(2,476)	$110	$463,436
Issuance of common stock:
Restricted stock grants	—	4	(4)	—	—	—	—
Employee Stock Purchase Plan	—	1	589	—	—	—	590
Share award amortization	—	—	1,804	—	—	—	1,804
Purchase of treasury shares	—	—	—	—	(6,055)	—	(6,055)
Net loss	—	—	—	(1,211)	—	—	(1,211)
Net loss attributable to redeemable noncontrolling interest	(208)	—	—	208	—	—	208
Currency translation adjustments, net of tax	—	—	—	—	—	(110)	(110)
June 30, 2019	$3,094	$224	$449,687	$17,282	$(8,531)	$—	$458,662

Six Months Ended June 30, 2018

		Era Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Equity
December 31, 2017	$3,766	$215	$443,944	$4,363	$(2,951)	$110	$445,681
Issuance of common stock:
Restricted stock grants	—	3	(3)	—	—	—	—
Employee Stock Purchase Plan	—	1	483	—	—	—	484
Share award amortization	—	—	1,461	—	—	—	1,461
Net loss	—	—	—	(11,873)	—	—	(11,873)
Net loss attributable to redeemable noncontrolling interest	(300)	—	—	300	—	—	300
Currency translation adjustments, net of tax	—	—	—	—	—	(5)	(5)
June 30, 2018	$3,466	$219	$445,885	$(7,210)	$(2,951)	$105	$436,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,211)	$(11,873)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,970	20,470
Share-based compensation	1,804	1,461
Bad debt expense, net	—	(25)
Interest income	(312)	(248)
Non-cash penalty and interest expenses	—	607
Losses (gains) on asset dispositions, net	192	(2,417)
Debt discount amortization	134	124
Amortization of deferred financing costs	479	938
Loss on sale of investments	569	—
Foreign currency losses (gains), net	(150)	1,010
Losses (gains) on debt extinguishment, net	13	(175)
Deferred income tax benefit	(1,398)	(3,299)
Equity earnings, net of tax	(9,935)	(1,112)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	2,593	(963)
Increase in prepaid expenses and other assets	(1,044)	(1,295)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(829)	1,935
Net cash provided by operating activities	9,875	5,138
Cash flows from investing activities:
Purchases of property and equipment	(2,580)	(5,958)
Proceeds from disposition of property and equipment	—	29,497
Purchase of investments	(5,000)	—
Proceeds from sale of investments	4,430	—
Proceeds from sale of equity investees	35,519	—
Principal payments on notes due from equity investees	2,334	186
Principal payments on third party notes receivable	210	571
Net cash provided by investing activities	34,913	24,296
Cash flows from financing activities:
Long-term debt issuance costs	—	(1,295)
Payments on long-term debt	(1,042)	(30,012)
Extinguishment of long-term debt	(740)	—
Proceeds from share award plans	590	484
Purchase of treasury shares	(6,055)	—
Net cash used in financing activities	(7,247)	(30,823)
Effects of exchange rate changes on cash and cash equivalents	136	(387)
Net increase (decrease) in cash, cash equivalents and restricted cash	37,677	(1,776)
Cash, cash equivalents and restricted cash, beginning of period	50,753	16,833
Cash, cash equivalents and restricted cash, end of period	$88,430	$15,057
Supplemental cash flow information:
Cash paid for interest	$6,323	$7,268
Interest capitalized during the period	—	97
Interest, net of amounts capitalized	$6,323	$7,171
Cash paid for income taxes	$1,255	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICY
The condensed consolidated financial statements include the accounts of Era Group Inc. and its consolidated subsidiaries. Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the “Company” refers to Era Group Inc. and its consolidated subsidiaries, and any reference to “Era Group” refers to Era Group Inc. without its subsidiaries. The condensed consolidated financial information for the three and six months ended June 30, 2019 and 2018 has been prepared by the Company and has not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of June 30, 2019, its results of operations for the three and six months ended June 30, 2019 and 2018, its comprehensive income for the three and six months ended June 30, 2019 and 2018, its changes in equity for the three and six months ended June 30, 2019, and 2018, and its cash flows for the six months ended June 30, 2019 and 2018. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
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
Supplemental Cash Flow Information. The following table sets forth the Company’s reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Cash Flows (in thousands):

	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
Cash and cash equivalents	$88,430	$50,753	$15,057	$13,583
Restricted cash (1)	—	—	—	3,250
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$88,430	$50,753	$15,057	$16,833
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

Leases. The Company determines if an arrangement is a lease at inception or during modification or renewal of an existing lease. Operating leases are maintained for a number of fixed assets including land, hangars, buildings, fuel tanks and tower sites. The right-of-use assets associated with these leases are reflected under long-term assets; the current portion of the long-term payables are reflected under other current liabilities; and the payables on lease agreements past one year are recorded as long-term liabilities on the Company’s consolidated balance sheets. For those contracts with terms of twelve months or less, the lease expense is recognized on a straight-line basis over the lease term and recorded in operating expenses on the consolidated statement of operations.  As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate based on the information available at commencement date is used to determine the present value of future payments. Most of the Company’s lease agreements allow the option of renewal or extension, which are considered a part of the lease term. When it is reasonably certain that a lease will be extended, this is incorporated into the calculations.
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
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software” (Subtopic 350-40), providing guidance addressing a customer's accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is considered a service contract. Under the new guidance, implementation costs for a CCA are evaluated for capitalization using the same approach as implementation costs associated with internal-use software and should be expensed over the term of the hosting arrangement, which includes any reasonably certain renewal periods. The new guidance is effective for fiscal years beginning after December 15, 2019 for calendar year-end public business entities. Early adoption is permitted, including adoption in any interim period. The Company will not take possession of implemented software and will rely on vendors to host the software, thus determining the cloud computing arrangements are service contracts. The Company adopted ASU No. 2016-13, effective January 1, 2019, and has appropriately accounted for the implementation costs of the cloud computing arrangements entered into in the first half of 2019. The adoption of ASU-2018-15 did not have a material impact on the Company’s consolidated financial statements.
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
As of June 30, 2019 and December 31, 2018, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis.
The estimated fair values of the Company’s other financial assets and liabilities as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2019
LIABILITIES
Long-term debt, including current portion	$160,840	$—	$162,713	$—

December 31, 2018
LIABILITIES
Long-term debt, including current portion	$162,275	$—	$159,367	$—
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
Investments. During the first quarter of 2019, the Company purchased $5.0 million of corporate securities. This investment was recorded on the balance sheet under other current assets as its stated maturity date was within a year. During the three months ended June 30, 2019, the Company sold these corporate securities for cash proceeds of $4.4 million resulting in a net loss of $0.6 million.

3.	ACQUISITIONS AND DISPOSITIONS
Capital Expenditures. During the six months ended June 30, 2019, capital expenditures were $2.6 million and consisted primarily of spare helicopter parts and leasehold improvements. During the six months ended June 30, 2019, the Company did not capitalize any interest. During the six months ended June 30, 2018, the Company capitalized interest of $0.1 million. As of June 30, 2019 and December 31, 2018, construction in progress, which is a component of property and equipment, included capitalized interest of $0.7 million. A summary of changes to the Company’s operating helicopter fleet is as follows:
Equipment Additions - During the six months ended June 30, 2019, the Company did not place any helicopters into service. During the six months ended June 30, 2018, the Company placed one S92 heavy helicopter into service. The Company places helicopters in service once completion work has been finalized and the helicopters are ready for use.
Equipment Dispositions - During the six months ended June 30, 2019, the Company did not sell or dispose of any material assets. During the six months ended June 30, 2018, the Company sold or otherwise disposed of twenty helicopters, two operating facilities, and related property and equipment for cash proceeds of $29.5 million and receivables of $14.3 million.

4.	LEASES
The Company leases land, hangars, buildings, fuel tanks and tower sites under operating lease agreements. The Company determines if an arrangement is a lease at inception, and many of these leases offer an option for renewal or extension. The adoption of ASC 842 allows the Company to retain its current classification of leases, and the optional practical expedience rule has allowed the use of the current-period adjustment method to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the current period rather than the restatement of prior year lease amounts. The majority of the bases from which the Company operates are leased, with current remaining terms between one and sixty years. The lease expense on those contracts with initial terms of twelve months or less are recognized on a straight-line basis over the lease term and are not recorded on the balance sheet. The Company does not currently maintain any finance leases and has only operating lease agreements.
The Company’s maturity analysis of lease payments under operating leases that had a remaining term in excess of one year as of December 31, 2018 were as follows (in thousands):

Minimum Payments
2019	$1,573
2020	1,530
2021	987
2022	562
2023	495
Years subsequent to 2023	7,952
Total future minimum lease payments	$13,099
The Company’s maturity analysis of lease payments under operating leases that have a remaining term in excess of one year as of June 30, 2019 were as follows (in thousands):

Minimum Payments
2019	$1,077
2020	2,070
2021	1,084
2022	661
2023	637
Years subsequent to 2023	8,968
Total future minimum lease payments	14,497
Less: imputed interest	6,417
Present value of lease liabilities	$8,080
During the three and six months ended June 30, 2019, the Company recognized $0.8 million and $1.6 million of operating lease expense, respectively. Included in these amounts was $0.2 million and $0.5 million for contracts with remaining terms of less than one year for the three and six months ended June 30, 2019, respectively.

Reported balances:
Other current liabilities	$1,693
Long-term lease liabilities	6,387
Total operating lease liabilities	$8,080
As of June 30, 2019, other information related to these leases is as follows:

Weighted average remaining lease term	12 years
Weighted average discount rate	4.75%
Cash paid for amounts included in the measurement of lease liabilities during the six months ended June 30, 2019 (in thousands)	$1,024
As of June 30, 2019, the Company had an additional operating lease, for a new office facility that has not yet commenced, for total future undiscounted minimum lease payments of $1.5 million. This lease is expected to commence during the third quarter of 2019, with an expiration date of December 31, 2024.

The Company generates revenues as a lessor from its dry-leasing line of service that require a fixed monthly fee for the customer’s right to use the helicopter and, where applicable, additional charges as compensation for any support the Company may provide to the customer. Revenues from dry-leasing contracts are shown on the face of the statement of operations.
In 2018, the Company disposed of six H225 heavy helicopters through sales-type leases. During the three and six months ended June 30, 2019, the Company recognized interest income on these leases of $0.5 million and $0.9 million, respectively. As of June 30, 2019, the Company had receivables of $18.6 million related to these sales-type leases, of which $14.8 million is due within a year and the remaining balance of $3.8 million due within two years.

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
The Company’s condensed consolidated balance sheets at June 30, 2019 and December 31, 2018 include assets of Aeróleo totaling $16.5 million and $11.9 million, respectively. The distribution of these assets to Era Group and its subsidiaries other than Aeróleo is subject to restrictions. The Company’s condensed consolidated balance sheets at June 30, 2019 and December 31, 2018 include liabilities of Aeróleo of $5.5 million and $4.5 million, respectively. The creditors for such liabilities do not have recourse to Era Group or its subsidiaries other than Aeróleo.

6.	INCOME TAXES
During the three months ended June 30, 2019, the Company recorded an income tax expense of $1.4 million, resulting in an effective tax rate of (30.0)%. During the three months ended June 30, 2018, the Company recorded an income tax benefit of $2.6 million, resulting in an effective tax rate of 18.7%.
During the six months ended June 30, 2019 and 2018, the Company recorded an income tax benefit of $0.2 million and $3.3 million, respectively, resulting in an effective tax rate of 1.7% and 20.3%, respectively.
The effective tax rate for 2019 is impacted by the gain on the sale of the Company’s Dart Holding Company Ltd. (“Dart”) joint venture. The Company recorded pre-tax losses for the three months ended June 30, 2019, but, due to the sale of Dart, the Company recorded an income tax expense for the period.
During the six months ended June 30, 2019 and 2018, there were no new uncertain tax positions identified. The Company’s 2015 federal income tax return is currently under examination by the Internal Revenue Service.
Amounts accrued for interest and penalties associated with unrecognized income tax benefits are included in other expense on the condensed consolidated statements of operations. As of June 30, 2019 and December 31, 2018, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $0.1 million.

7.	LONG-TERM DEBT
The Company’s borrowings as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019	December 31, 2018
7.750% Senior Notes (excluding unamortized discount)	$144,088	$144,828
Senior secured revolving credit facility	—	—
Promissory notes	19,148	19,980
Other	196	395
Total principal balance on borrowings	163,432	165,203
Portion due within one year	(1,859)	(2,058)
Unamortized debt issuance costs	(1,516)	(1,712)
Unamortized discount, net	(1,076)	(1,216)
Long-term debt	$158,981	$160,217
7.750% Senior Notes. On December 7, 2012, Era Group issued $200.0 million aggregate principal amount of its 7.750% senior unsecured notes due December 15, 2022 (the “7.750% Senior Notes”) and received net proceeds of $191.9 million. Interest on the 7.750% Senior Notes is payable semi-annually in arrears on June 15th and December 15th of each year.
During the six months ended June 30, 2019, the Company repurchased $0.7 million of the 7.750% Senior Notes at par for total cash of $0.7 million, including accrued interest of less than $0.1 million, and recognized a loss on debt extinguishment of less than $0.1 million.
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
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at Era Group’s election, either a base rate or LIBOR, each as defined in the Revolving Credit Facility, plus an applicable margin. The applicable margin is based on the Company’s ratio of funded debt to EBITDA, as defined in the Revolving Credit Facility, and ranges from 1.25% to 2.50% on the base rate margin and 2.25% to 3.50% on the LIBOR margin. The applicable margin as of June 30, 2019 was 1.75% on the base rate margin and 2.75% on the LIBOR margin. In addition, the Company is required to pay a quarterly commitment fee based on the unfunded portion of the committed amount at a rate based on the Company’s ratio of funded debt to EBITDA, as defined in the Revolving Credit Facility, that ranges from 0.375% to 0.500%. As of June 30, 2019, the commitment fee was 0.500%.
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
As of June 30, 2019, Era Group had no outstanding borrowings under the Revolving Credit Facility and issued letters of credit of $0.7 million. In connection with Amendment No. 4 entered into in 2018, the Company wrote off previously incurred debt issuance costs of $0.4 million and incurred additional debt issuance costs of $1.3 million. Such costs are included in other assets on the condensed consolidated balance sheets and are amortized to interest expense in the condensed consolidated statements of operations over the life of the Revolving Credit Facility.

Aeróleo Debt. During the six months ended June 30, 2019, the Company did not enter into any new debt arrangements in Brazil.
During 2017, the Company settled certain tax disputes in Brazil under the Tax Regularization Settlement Special Program (known as Programa Especial de Regularização Tributária or “PERT”) and has agreed to make installment payments on the amounts due to the applicable taxing authorities. The installments are payable in Brazilian reals and bear interest at a rate equal to the overnight rate as published by the Central Bank of Brazil. Such amounts are included in other debt in the table above. During the six months ended June 30, 2019, the Company made scheduled payments of $0.2 million.
Promissory Notes. During each of the six months ended June 30, 2019 and 2018, the Company made scheduled payments on other long-term debt of $0.8 million.

8.	COMMITMENTS AND CONTINGENCIES
Fleet. The Company’s unfunded capital commitments as of June 30, 2019 consisted primarily of agreements to purchase helicopters and totaled $81.3 million, which is payable beginning in 2019 through 2020. The Company also had $1.3 million of deposits paid on options not yet exercised. All of the Company’s capital commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability other than aggregate liquidated damages of $2.1 million.
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
The aggregate amount at issue for the Tax Disputes is $14.4 million. The Municipal Tax Disputes are the largest contributor to the total amount being sought from Aeróleo, with approximately $10.7 million at issue.
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
The Company continues to evaluate and assess various legal strategies for each of the Tax Disputes and the Civil Disputes. As is customary for certain legal matters in Brazil, Aeróleo has already deposited amounts as security into an escrow account to pursue further legal appeals in several of the Tax Disputes and the Civil Disputes. As of June 30, 2019, the Company has deposited $5.6 million into escrow accounts controlled by the court with respect to the Tax Disputes and the Civil Disputes, and the Company has fully reserved such amounts subject to final determination and the judicial release of such escrow deposits. These estimates are based on its assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intentions and experience. Aeróleo plans to defend the cases vigorously. As of June 30, 2019, it is not possible to determine the outcome of the Tax Disputes or the Civil Disputes, but the Company does not expect that an outcome would have a material adverse effect on its business, financial position or results of operations.
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
Computations of basic and diluted earnings per common share of the Company for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) attributable to Era Group Inc.	$4,940	$(10,379)	$(1,003)	$(11,573)
Less: Net income attributable to participating securities	148	—	—	—
Net income (loss) attributable to fully vested common stock	$4,792	$(10,379)	$(1,003)	$(11,573)

Weighted average common shares outstanding:
Basic	21,448,115	21,199,280	21,386,058	21,199,688
Diluted(1)	21,448,115	21,199,280	21,386,058	21,199,688
Income (loss) per common share:
Income (loss) per common share, basic and diluted	$0.22	$(0.49)	$(0.05)	$(0.55)
____________________

(1)
Excludes weighted average common shares of 203,612 and 211,094 for the three months ended June 30, 2019 and 2018, respectively, and 203,612 and 223,497 for the six months ended June 30, 2019 and 2018, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.

Share Repurchases. On August 14, 2014, the Company’s Board of Directors approved a share repurchase program authorizing up to $25.0 million of share repurchases. The share repurchase program has no expiration date and may be suspended or discontinued at any time without notice.
During the three months ended June 30, 2019, Era Group repurchased 800,168 shares of common stock in open market transactions for gross consideration of $6.0 million, which is an average cost per share of $7.55. After these repurchases, as of June 30, 2019, $16.9 million remained of the $25.0 million share repurchase program.
From July 1 through July 26, 2019, the Company repurchased 188,553 shares of common stock for gross consideration of $1.6 million, which is an average cost per share of $8.45. After these repurchases, $15.3 million remained of the $25.0 million share repurchase program.

10.	REVENUES
The Company derives its revenues primarily from oil and gas flight services, emergency response services and leasing activities. Dry-leasing revenues are recognized in accordance with ASC 842. Revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
The following table presents the Company’s operating revenues disaggregated by geographical region in which services are provided:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating revenues:
U.S.	$36,694	$40,312	$70,907	$79,444
International	14,499	14,160	28,115	29,777
Total operating revenues	$51,193	$54,472	$99,022	$109,221
The following table presents the Company’s total revenues earned by service line:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Oil and gas flight services:
U.S.	$33,270	$37,771	$65,736	$74,305
International	14,499	14,160	28,115	29,777
Total oil and gas	47,769	51,931	93,851	104,082
Emergency response services	3,424	2,541	5,171	5,139
Total operating revenues	$51,193	$54,472	$99,022	$109,221
Dry-leasing revenues:
U.S.	882	1,271	1,333	1,844
International	3,405	1,985	6,418	3,985
Total revenues	$55,480	$57,728	$106,773	$115,050
The Company determines revenue recognition by applying the following steps:

1.	Identify the contract with a customer;

2.	Identify the performance obligations in the contract;

3.	Determine the transaction price;

4.	Allocate the transaction price to the performance obligations; and

5.	Recognize revenue as the performance obligations are satisfied.

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
The Company purchased products and services from its Dart joint venture totaling $0.6 million during the three months ended March 31, 2019. The Company purchased products and services from Dart totaling $0.6 million and $1.3 million during the three and six months ended June 30, 2018, respectively. The Company also had a note receivable from Dart, which had a balance of $2.3 million as of December 31, 2018. The note was paid in full during the first quarter of 2019. Purchases from Dart are included in operating expenses on the consolidated statements of income, and the note receivable was included in equity investments and advances on the consolidated balance sheets.
During the six months ended June 30, 2019, the Company in conjunction with its 50% joint venture partner entered into an agreement to sell Dart. The transaction closed on April 1, 2019, for proceeds of $38.0 million, including payment of the note receivable in March 2019, and net gains of $10.9 million.
During each of the three and six months ended June 30, 2018, the Company incurred fees of approximately $0.1 million for simulator services from its Era Training Center, LLC (“ETC”) joint venture, and during each of the three and six months ended June 30, 2018, the Company provided helicopter, management and other services to ETC of approximately $0.1 million. Revenues from ETC were recorded in operating revenues, and expenses incurred were recorded in operating expenses on the consolidated statements of operations. ETC was dissolved in the third quarter of 2018.

12.	SHARE-BASED COMPENSATION
Restricted Stock Awards. The number of shares and weighted average grant price of restricted stock awards during the six months ended June 30, 2019 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested as of December 31, 2018	513,766	$10.28
Restricted stock awards granted:
Non-employee directors	34,488	$10.35
Employees	361,056	$10.35
Vested	(256,663)	$10.34
Forfeited	—	$—
Non-vested as of June 30, 2019	652,647	$10.30
The total fair value of shares vested during the six months ended June 30, 2019 and 2018, determined using the closing price on the grant date, was $2.7 million and $2.8 million, respectively.
Stock Options. The Company did not grant any stock options during the six months ended June 30, 2019.
Employee Stock Purchase Plan (“ESPP”). During the six months ended June 30, 2019, the Company issued 60,258 shares under the ESPP. As of June 30, 2019, 162,120 shares remain available for issuance under the ESPP.
Total share-based compensation expense, which includes stock options, restricted stock and the ESPP, was $1.8 million and $1.5 million for the six months ended June 30, 2019 and 2018, respectively.

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

Supplemental Condensed Consolidating Balance Sheet as of June 30, 2019

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$83,584	$—	$4,846	$—	$88,430
Receivables:
Trade, operating, net of allowance for doubtful accounts of $139	—	23,151	7,342	—	30,493
Trade, dry-leasing	—	5,165	—	—	5,165
Tax receivable	—	10	2,670	—	2,680
Other	—	16,336	142	—	16,478
Inventories, net	—	20,962	42	—	21,004
Prepaid expenses	756	1,778	288	—	2,822
Total current assets	84,340	67,402	15,330	—	167,072
Property and equipment	—	902,246	16,726	—	918,972
Accumulated depreciation	—	(332,872)	(3,953)	—	(336,825)
Property and equipment, net	—	569,374	12,773	—	582,147
Operating lease right-of-use	—	7,028	1,052	—	8,080
Investments in consolidated subsidiaries	181,684	—	—	(181,684)	—
Intangible assets	—	—	1,098	—	1,098
Deferred income taxes	10,602	—	—	(10,602)	—
Intercompany receivables	317,076	—	171	(317,247)	—
Other assets	961	5,421	105	—	6,487
Total assets	$594,663	$649,225	$30,529	$(509,533)	$764,884
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$137	$11,375	$1,955	$—	$13,467
Accrued wages and benefits	5	6,621	1,596	—	8,222
Accrued interest	469	67	—	—	536
Accrued income taxes	918	10	10	—	938
Accrued other taxes	—	1,034	376	—	1,410
Accrued contingencies	—	—	647	—	647
Current portion of long-term debt	—	1,663	196	—	1,859
Other current liabilities	998	1,438	466	—	2,902
Total current liabilities	2,527	22,208	5,246	—	29,981
Long-term debt	133,496	25,485	—	—	158,981
Deferred income taxes	—	116,285	1,246	(10,602)	106,929
Intercompany payables	—	253,989	63,280	(317,269)	—
Operating lease liabilities	—	5,793	594	—	6,387
Other liabilities	—	850	—	—	850
Total liabilities	136,023	424,610	70,366	(327,871)	303,128
Redeemable noncontrolling interest	—	3	3,091	—	3,094
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,419,462 outstanding, exclusive of treasury shares	224	—	—	—	224
Additional paid-in capital	449,688	100,307	4,561	(104,869)	449,687
Retained earnings	17,259	124,305	(47,489)	(76,793)	17,282
Treasury shares, at cost, 958,481 shares	(8,531)	—	—	—	(8,531)
Total equity	458,640	224,612	(42,928)	(181,662)	458,662
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$594,663	$649,225	$30,529	$(509,533)	$764,884

Supplemental Condensed Consolidating Balance Sheet as of December 31, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$48,396	$—	$2,357	$—	$50,753
Receivables:
Trade, operating, net of allowance for doubtful accounts of $261	—	27,509	5,797	—	33,306
Trade, dry-leasing	—	3,803	—	—	3,803
Tax receivables	—	6	3,181	—	3,187
Other	—	1,949	394	—	2,343
Inventories, net	—	20,633	40	—	20,673
Prepaid expenses	398	1,219	190	—	1,807
Total current assets	48,794	55,119	11,959	—	115,872
Property and equipment	—	900,611	16,550	—	917,161
Accumulated depreciation	—	(314,567)	(3,400)	—	(317,967)
Net property and equipment	—	586,044	13,150	—	599,194
Equity investments and advances	—	27,112	—	—	27,112
Investments in consolidated subsidiaries	172,950	—	—	(172,950)	—
Intangible assets	—	—	1,107	—	1,107
Deferred income taxes	9,904	—	—	(9,904)	—
Intercompany receivables	366,541	—	—	(366,541)	—
Other assets	1,251	20,231	96	—	21,578
Total assets	$599,440	$688,506	$26,312	$(549,395)	$764,863
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$136	$11,357	$1,668	$—	$13,161
Accrued wages and benefits	43	7,743	1,481	—	9,267
Accrued interest	500	69	—	—	569
Accrued income taxes	918	6	49	—	973
Accrued other taxes	—	768	500	—	1,268
Accrued contingencies	—	—	630	—	630
Current portion of long-term debt	—	1,663	395	—	2,058
Other current liabilities	647	220	11	—	878
Total current liabilities	2,244	21,826	4,734	—	28,804
Long-term debt	133,900	26,317	—	—	160,217
Deferred income taxes	—	117,015	1,245	(9,903)	108,357
Intercompany payables	—	310,727	55,847	(366,574)	—
Other liabilities	—	720	27	—	747
Total liabilities	136,144	476,605	61,853	(376,477)	298,125
Redeemable noncontrolling interest	—	3	3,299	—	3,302
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,765,404 shares outstanding, exclusive of treasury shares	219	—	—	—	219
Additional paid-in capital	447,299	100,306	4,562	(104,869)	447,298
Retained earnings	18,254	111,482	(43,402)	(68,049)	18,285
Treasury shares, at cost, 156,737 shares	(2,476)	—	—	—	(2,476)
Accumulated other comprehensive income, net of tax	—	110	—	—	110
Total equity	463,296	211,898	(38,840)	(172,918)	463,436
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$599,440	$688,506	$26,312	$(549,395)	$764,863

Supplemental Condensed Consolidating Statements of Operations for the Three Months Ended June 30, 2019

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$50,045	$14,537	$(9,102)	$55,480
Costs and expenses:
Operating	—	32,002	15,909	(9,091)	38,820
Administrative and general	1,742	6,286	867	—	8,895
Depreciation	—	9,275	245	—	9,520
Total costs and expenses	1,742	47,563	17,021	(9,091)	57,235
Losses on asset dispositions, net	—	(68)	—	—	(68)
Operating income (loss)	(1,742)	2,414	(2,484)	(11)	(1,823)
Other income (expense):
Interest income	447	475	12	—	934
Interest expense	(3,217)	(208)	(7)	—	(3,432)
Loss on sale of investments	(569)	—	—	—	(569)
Foreign currency gains, net	28	168	74	—	270
Loss on debt extinguishment	(13)	—	—	—	(13)
Other, net	(16)	12	(5)	—	(9)
Total other income (expense)	(3,340)	447	74	—	(2,819)
Income (loss) before income taxes and equity earnings	(5,082)	2,861	(2,410)	(11)	(4,642)
Income tax (benefit) expense	(18)	1,412	—	—	1,394
Income (loss) before equity earnings	(5,064)	1,449	(2,410)	(11)	(6,036)
Equity in earnings of subsidiaries	10,014	10,910	—	(10,014)	10,910
Net income (loss)	4,950	12,359	(2,410)	(10,025)	4,874
Net loss attributable to noncontrolling interest in subsidiary	—	—	66	—	66
Net income (loss) attributable to Era Group Inc.	$4,950	$12,359	$(2,344)	$(10,025)	$4,940

Supplemental Condensed Consolidating Statements of Operations for the Three Months Ended June 30, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$50,049	$14,162	$(6,483)	$57,728
Costs and expenses:
Operating	—	32,659	14,156	(6,483)	40,332
Administrative and general	8,873	4,852	1,081	—	14,806
Depreciation	—	9,873	243	—	10,116
Total costs and expenses	8,873	47,384	15,480	(6,483)	65,254
Gains on asset dispositions, net	—	(1,997)	—	—	(1,997)
Operating loss	(8,873)	668	(1,318)	—	(9,523)
Other income (expense):
Interest income	5	334	7	—	346
Interest expense	(3,292)	(209)	(20)	—	(3,521)
Foreign currency losses, net	(111)	(155)	(809)	—	(1,075)
Other, net	—	10	4	—	14
Total other income (expense)	(3,398)	(20)	(818)	—	(4,236)
Income (loss) before income taxes and equity earnings	(12,271)	648	(2,136)	—	(13,759)
Income tax expense (benefit)	(1,317)	(1,257)	—	—	(2,574)
Income (loss) before equity earnings	(10,954)	1,905	(2,136)	—	(11,185)
Equity in earnings (losses) of subsidiaries	575	669	—	(575)	669
Net income (loss)	(10,379)	2,574	(2,136)	(575)	(10,516)
Net loss attributable to noncontrolling interest in subsidiary	—	—	137	—	137
Net income (loss) attributable to Era Group Inc.	$(10,379)	$2,574	$(1,999)	$(575)	$(10,379)

Supplemental Condensed Consolidating Statements of Operations for the Six Months Ended June 30, 2019

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$95,359	$28,154	$(16,740)	$106,773
Costs and expenses:
Operating	—	62,051	30,194	(16,729)	75,516
Administrative and general	2,984	12,958	1,828	—	17,770
Depreciation	—	18,472	498	—	18,970
Total costs and expenses	2,984	93,481	32,520	(16,729)	112,256
Gains on asset dispositions, net	—	(192)	—	—	(192)
Operating income (loss)	(2,984)	1,686	(4,366)	(11)	(5,675)
Other income (expense):
Interest income	643	979	64	—	1,686
Interest expense	(6,458)	(421)	(14)	—	(6,893)
Loss on sale of investments	(569)	—	—	—	(569)
Foreign currency gains, net	(12)	119	37	—	144
Loss on debt extinguishment	(13)	—	—	—	(13)
Other, net	(16)	11	(15)	—	(20)
Total other income (expense)	(6,425)	688	72	—	(5,665)
Income (loss) before income taxes and equity earnings	(9,409)	2,374	(4,294)	(11)	(11,340)
Income tax expense (benefit)	318	(512)	—	—	(194)
Income (loss) before equity earnings	(9,727)	2,886	(4,294)	(11)	(11,146)
Equity in earnings (losses) of subsidiaries	8,734	9,935	—	(8,734)	9,935
Net income (loss)	(993)	12,821	(4,294)	(8,745)	(1,211)
Net loss attributable to noncontrolling interest in subsidiary	—	—	208	—	208
Net income (loss) attributable to Era Group Inc.	$(993)	$12,821	$(4,086)	$(8,745)	$(1,003)

Supplemental Condensed Consolidating Statements of Operations for the Six Months Ended June 30, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$99,881	$28,629	$(13,460)	$115,050
Costs and expenses:
Operating	—	62,429	29,023	(13,460)	77,992
Administrative and general	13,186	11,225	2,466	—	26,877
Depreciation	—	19,967	503	—	20,470
Total costs and expenses	13,186	93,621	31,992	(13,460)	125,339
Gains on asset dispositions, net	—	2,417	—	—	2,417
Operating income (loss)	(13,186)	8,677	(3,363)	—	(7,872)
Other income (expense):
Interest income	9	430	53	—	492
Interest expense	(7,595)	(391)	(111)	—	(8,097)
Foreign currency losses, net	(56)	(125)	(820)	—	(1,001)
Gain on debt extinguishment	—	—	175	—	175
Other, net	—	10	(4)	—	6
Total other income (expense)	(7,642)	(76)	(707)	—	(8,425)
Income (loss) before income taxes and equity earnings	(20,828)	8,601	(4,070)	—	(16,297)
Income tax benefit	(2,853)	(459)	—	—	(3,312)
Income (loss) before equity earnings	(17,975)	9,060	(4,070)	—	(12,985)
Equity in earnings (losses) of subsidiaries	6,402	1,112	—	(6,402)	1,112
Net income (loss)	(11,573)	10,172	(4,070)	(6,402)	(11,873)
Net loss attributable to noncontrolling interest in subsidiary	—	—	300	—	300
Net income (loss) attributable to Era Group Inc.	$(11,573)	$10,172	$(3,770)	$(6,402)	$(11,573)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended June 30, 2019

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$4,950	$12,359	$(2,410)	$(10,025)	$4,874
Other comprehensive income (loss):
Foreign currency translation adjustments, net	—	(110)	—	—	(110)
Total other comprehensive income (loss)	—	(110)	—	—	(110)
Comprehensive income (loss)	4,950	12,249	(2,410)	(10,025)	4,764
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	—	66	—	66
Comprehensive income (loss) attributable to Era Group Inc.	$4,950	$12,249	$(2,344)	$(10,025)	$4,830

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended June 30, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(10,379)	$2,574	$(2,136)	$(575)	$(10,516)
Comprehensive income (loss)	(10,379)	2,574	(2,136)	(575)	(10,516)
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	—	137	—	137
Comprehensive income (loss) attributable to Era Group Inc.	$(10,379)	$2,574	$(1,999)	$(575)	$(10,379)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Six Months Ended June 30, 2019

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(993)	$12,821	$(4,294)	$(8,745)	$(1,211)
Other comprehensive loss:
Foreign currency translation adjustments	—	(110)	—	—	(110)
Total other comprehensive loss	—	(110)	—	—	(110)
Comprehensive income (loss)	(993)	12,711	(4,294)	(8,745)	(1,321)
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	—	208	—	208
Comprehensive income (loss) attributable to Era Group Inc.	$(993)	$12,711	$(4,086)	$(8,745)	$(1,113)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Six Months Ended June 30, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(11,573)	$10,172	$(4,070)	$(6,402)	$(11,873)
Other comprehensive loss:
Foreign currency translation adjustments	—	(5)	—	—	(5)
Total other comprehensive loss	—	(5)	—	—	(5)
Comprehensive income (loss)	(11,573)	10,167	(4,070)	(6,402)	(11,878)
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	—	300	—	300
Comprehensive income (loss) attributable to Era Group Inc.	$(11,573)	$10,167	$(3,770)	$(6,402)	$(11,578)

Supplemental Condensed Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2019

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$42,559	$(35,355)	$2,671	$—	$9,875
Cash flows from investing activities:
Purchases of property and equipment	—	(2,468)	(112)	—	(2,580)
Purchase of investments	(5,000)	—	—	—	(5,000)
Proceeds from sale of investments	4,430	—	—	—	4,430
Proceeds from sale of equity investees	—	35,519	—	—	35,519
Principal payments on notes due from equity investees	—	2,334	—	—	2,334
Principal payments on third party notes receivable	—	210	—	—	210
Net cash provided by (used in) investing activities	(570)	35,595	(112)	—	34,913
Cash flows from financing activities:
Payments on long-term debt	—	(830)	(212)	—	(1,042)
Extinguishment of long-term debt	(740)	—	—	—	(740)
Proceeds from share award plans	—	—	—	590	590
Purchase of treasury shares	(6,055)	—	—	—	(6,055)
Borrowings and repayments of intercompany debt	—	590	—	(590)	—
Net cash used in financing activities	(6,795)	(240)	(212)	—	(7,247)
Effects of exchange rate changes on cash and cash equivalents	—	—	136	—	136
Net increase (decrease) in cash and cash equivalents	35,194	—	2,483	—	37,677
Cash, cash equivalents and restricted cash, beginning of period	48,396	—	2,357	—	50,753
Cash, cash equivalents and restricted cash, end of period	$83,590	$—	$4,840	$—	$88,430

Supplemental Condensed Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$2,037	$922	$2,179	$—	$5,138
Cash flows from investing activities:
Purchases of property and equipment	—	(5,779)	(179)	—	(5,958)
Proceeds from disposition of property and equipment	—	29,497	—	—	29,497
Principal payments on notes due from equity investees	—	186	—	—	186
Principal payments on third party notes receivable	—	571	—	—	571
Net cash provided by (used in) investing activities	—	24,475	(179)	—	24,296
Cash flows from financing activities:
Long-term debt issuance costs	—	—	—	(1,295)	(1,295)
Payments on long-term debt	—	(831)	(2,181)	(27,000)	(30,012)
Proceeds from share award plans	—	—	—	484	484
Borrowings and repayments of intercompany debt	—	(27,811)	—	27,811	—
Net cash used in financing activities	—	(28,642)	(2,181)	—	(30,823)
Effects of exchange rate changes on cash and cash equivalents	—	(5)	(382)	—	(387)
Net increase (decrease) in cash and cash equivalents	2,037	(3,250)	(563)	—	(1,776)
Cash, cash equivalents and restricted cash, beginning of period	10,800	3,250	2,783	—	16,833
Cash, cash equivalents and restricted cash, end of period	$12,837	$—	$2,220	$—	$15,057

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018, included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Overview
We are one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the U.S., which is our primary area of operations. Our helicopters are primarily used to transport personnel to, from and between offshore oil and gas production platforms, drilling rigs and other installations. In addition to serving the oil and gas industry, we provide emergency response services and utility services, among other activities. We also provide helicopters and related services to third-party helicopter operators. We currently have customers in the U.S., Brazil, Colombia, India, Mexico, Spain and Suriname.
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
Recent Developments
Sale of assets
In early July 2019, the Company sold three light twin helicopters and one hangar facility for cash proceeds of $7.3 million, resulting in net gains of $0.8 million.

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	(in thousands)%		(in thousands)%		(in thousands)%		(in thousands)%
Revenues:
United States	$37,576	68	$41,583	72	$72,240	68	$81,288	71
International	17,904	32	16,145	28	34,533	32	33,762	29
Total revenues	55,480	100	57,728	100	106,773	100	115,050	100
Costs and Expenses:
Operating:
Personnel	13,821	25	13,647	24	26,850	25	27,781	24
Repairs and maintenance	13,385	24	14,541	25	26,095	24	25,302	22
Insurance and loss reserves	908	2	1,342	2	2,112	2	2,649	2
Fuel	3,678	7	3,690	6	7,080	7	7,361	6
Leased-in equipment	65	—	248	—	115	—	533	—
Other	6,963	12	6,864	12	13,264	12	14,366	13
Total operating expenses	38,820	70	40,332	69	75,516	70	77,992	67
Administrative and general	8,895	16	14,806	26	17,770	17	26,877	24
Depreciation and amortization	9,520	17	10,116	18	18,970	18	20,470	18
Total costs and expenses	57,235	103	65,254	113	112,256	105	125,339	109
Gains (losses) on asset dispositions, net	(68)	—	(1,997)	(3)	(192)	—	2,417	2
Operating loss	(1,823)	(3)	(9,523)	(16)	(5,675)	(5)	(7,872)	(7)
Other income (expense):
Interest income	934	2	346	1	1,686	2	492	—
Interest expense	(3,432)	(6)	(3,521)	(6)	(6,893)	(6)	(8,097)	(7)
Loss on sale of investments	(569)	(1)	—	—	(569)	(1)	—	—
Foreign currency gains (losses), net	270	—	(1,075)	(2)	144	—	(1,001)	(1)
Gains (losses) on debt extinguishment	(13)	—	—	—	(13)	—	175	—
Other, net	(9)	—	14	—	(20)	—	6	—
Total other income (expense)	(2,819)	(5)	(4,236)	(7)	(5,665)	(5)	(8,425)	(8)
Loss before income taxes and equity earnings	(4,642)	(8)	(13,759)	(24)	(11,340)	(11)	(16,297)	(14)
Income tax expense (benefit)	1,394	3	(2,574)	(4)	(194)	—	(3,312)	(3)
Loss before equity earnings	(6,036)	(11)	(11,185)	(20)	(11,146)	(11)	(12,985)	(11)
Equity earnings, net of tax	10,910	20	669	1	9,935	9	1,112	1
Net income (loss)	4,874	9	(10,516)	(19)	(1,211)	(2)	(11,873)	(10)
Net loss attributable to noncontrolling interest in subsidiary	66	—	137	—	208	—	300	—
Net income (loss) attributable to Era Group Inc.	$4,940	9	$(10,379)	(18)	$(1,003)	(1)	$(11,573)	(10)

Revenues by Service Line. The table below sets forth the revenues earned by service line for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	(in thousands)%		(in thousands)%		(in thousands)%		(in thousands)%
Revenues:
Oil and gas: (1)
U.S.	$33,270	60	$37,771	65	$65,736	62	$74,305	65
International	14,499	26	14,160	25	28,115	26	29,777	26
Total oil and gas	47,769	86	51,931	90	93,851	88	104,082	90
Dry-leasing	4,287	8	3,256	6	7,751	7	5,829	5
Emergency response services	3,424	6	2,541	4	5,171	5	5,139	5
	$55,480	100	$57,728	100	$106,773	100	$115,050	100
____________________

(1)	Primarily oil and gas activities, but also includes revenues from utility services, such as firefighting.

Current Quarter compared to Prior Year Quarter
Operating Revenues. Operating revenues were $2.2 million lower in the three months ended June 30, 2019 (the “Current Quarter”) compared to the three months ended June 30, 2018 (the “Prior Year Quarter”).
Operating revenues from U.S. oil and gas operations were $4.5 million lower in the Current Quarter. Operating revenues from medium, single engine, heavy, and light twin helicopters were $2.2 million, $0.9 million, $0.7 million, and $0.6 million lower, respectively, primarily due to lower utilization.
Operating revenues from international oil and gas operations were $0.3 million higher in the Current Quarter primarily due to increased utilization in Brazil.
Revenues from dry-leasing activities were $1.0 million higher primarily due to the commencement of new contracts subsequent to the Prior Year Quarter.
Operating revenues from emergency response services were $0.9 million higher primarily due to the commencement of new contracts subsequent to the Prior Year Quarter.
Operating Expenses. Operating expenses were $1.5 million lower in the Current Quarter. Repairs and maintenance expenses were $1.2 million lower primarily due to a $0.7 million increase in the recognition of vendor credits in the Current Quarter, lease return charges of $0.4 million in the Prior Year Quarter, and the timing of repairs of $0.3 million, partially offset by an increase in power-by-the-hour (“PBH”) expense of $0.3 million. Insurance costs were $0.4 million lower in the Current Quarter. These decreases were partially offset by higher personnel costs of $0.2 million primarily due to an increase in training expenses.
Administrative and General. Administrative and general expenses were $5.9 million lower in the Current Quarter primarily due to the absence of professional services fees related to litigation that has now been settled.
Depreciation and Amortization. Depreciation and amortization expense was $0.6 million lower in the Current Quarter primarily due to the sale of helicopters and assets that became fully depreciated subsequent to the Prior Year Quarter.
Gains (Losses) on Asset Dispositions, Net. There were no significant asset dispositions in the Current Quarter. In the Prior Year Quarter, the Company sold eight helicopters, including five H225 heavy helicopters as sale-type leases, resulting in net losses of $2.0 million.
Operating Loss. Operating loss as a percentage of revenues was 3% in the Current Quarter compared to 16% in the Prior Year Quarter. The decrease in operating loss as a percentage of revenues was primarily due to professional services fees related to litigation that has now been settled and losses on asset dispositions in the Prior Year Quarter.
Interest Income. Interest income was $0.6 million higher in the Current Quarter primarily due to interest earned on the Company’s sales-type leases and higher cash balances.
Loss on Sale of Investment. During the Current Quarter, the Company disposed of corporate securities resulting in a loss of $0.6 million.
Foreign Currency Gains (Losses), net. Foreign currency gains were $0.3 million in the Current Quarter compared to losses of $1.1 million in the Prior Year Quarter. The gains in the Current Quarter were primarily due to the strengthening of the Brazilian real relative to the U.S. dollar.
Income Tax Expense (Benefit). Income tax expense was $1.4 million in the Current Quarter compared to a benefit $2.6 million in the Prior Year Quarter. The expense in the Current Quarter was primarily due to the sale of the Dart Holding Company Ltd. (“Dart”) joint venture.
Equity Earnings (loss), net of tax. Equity earnings were $10.2 million higher in the Current Quarter due to the recognition of gains on the sale of the Company’s Dart joint venture.
Current Six Months compared to Prior Six Months
Operating Revenues. Operating revenues were $8.3 million lower in the six months ended June 30, 2019 (the “Current Six Months”) compared to the six months ended June 30, 2018 (the “Prior Six Months”).
Operating revenues from oil and gas operations in the U.S. were $8.6 million lower in the Current Six Months. Operating revenues from medium, single engine, and light twin helicopters were $5.0 million, $1.9 million, and $1.7 million lower, respectively, primarily due to lower utilization.
Operating revenues from international oil and gas operations were $1.7 million lower in the Current Six Months. Operating revenues in Suriname were $1.1 million lower due to end of contracts. Operating revenues in Brazil were $0.3 million lower primarily due to the weakening of the Brazilian real relative to the U.S. dollar, partially offset by increased utilization. Operating revenues in Colombia were $0.2 million lower primarily due to lower utilization.
Revenues from dry-leasing activities were $1.9 million higher in the Current Six Months primarily due to the commencement of new contracts subsequent to the Prior Six Months.
Operating Expenses. Operating expenses were $2.5 million lower in the Current Six Months. Personnel costs were $0.9 million lower primarily due to a reduction in headcount, partially offset by increased training costs. Other operating expenses were $1.1 million lower primarily due to the recognition of $0.5 million in penalties on the cancellation of two helicopter purchase agreements in the Prior Six Months and a decrease in part sales and other costs. Insurance expense was $0.5 million lower primarily due to reductions in operating fleet count during and subsequent to the Prior Six Months. Leased-in equipment expenses were $0.4 million lower due to the end of helicopter leases. Fuel expense was $0.3 million lower primarily due to decreased flight hours. These decreases were partially offset by higher repairs and maintenance expenses of $0.8 million primarily due to a $2.0 million increase in PBH expense and an increase in the timing of repairs of $0.6 million, partially offset by the recognition of vendor credits of $1.5 million in the Current Six months and lease return charges of $0.4 million in the Prior Six Months. The increase in PBH expense was primarily due to the recognition of credits in the Prior Six Months related to the removal of helicopters from PBH programs following their sale.
Administrative and General. Administrative and general expenses were $9.1 million lower in the Current Six Months primarily due to the absence of professional services fees related to litigation that has now been settled, partially offset by an increase in compensation costs.
Depreciation and Amortization. Depreciation and amortization expense was $1.5 million lower in the Current Six Months primarily due to the sale of helicopters and assets that became fully depreciated subsequent to the Prior Six Months
Gains/(losses) on Asset Dispositions, Net. There were no significant asset dispositions in the Current Six Months. In the Prior Six Months, the Company sold its flightseeing assets in Alaska (which consisted of eight single engine helicopters, two operating facilities, and related property and equipment), two additional single engine helicopters, two light twin helicopters, seven heavy helicopters, one medium helicopter and other equipment resulting in net gains of $2.4 million.
Operating Loss. Operating loss as a percentage of revenues was 5% in the Current Six Months compared to 7% in the Prior Six Months. The decrease in operating loss as a percentage of revenues was primarily due to professional services fees related to litigation that has now been settled partially offset by gains on asset dispositions in the Prior Six Months.
Interest Income. Interest income was $1.2 million higher in the Current Six Months primarily due to interest earned on the Company’s sales-type leases.
Interest Expense. Interest expense was $1.2 million lower in the Current Six Months due to lower debt balances and the write-off of deferred debt issuance costs related to the amendment of the Company’s Amended and Restated Senior Secured Revolving Credit Facility in the Prior Six Months.
Loss on Sale of Investment. During the Current Quarter, the Company disposed of corporate securities resulting in a loss of $0.6 million.
Foreign Currency Gains (Losses), net. Foreign currency gains were $0.1 million in the Current Six Months, primarily due to the strengthening of the Brazilian real relative to the U.S. dollar, compared to losses of $1.0 million in the Prior Six Months, primarily due to the weakening of the Brazilian real relative to the U.S. dollar.
Income Tax Benefit. Income tax benefit was $0.2 million in the Current Six Months primarily due to pre-tax losses, partially offset by the sale of the Dart joint venture. Income tax benefit was $3.3 million in the Prior Six Months primarily due to pre-tax losses.
Equity Earnings (loss), net of tax. Equity earnings were $8.8 million higher due to the recognition of gains on the sale of the Dart joint venture in the Current Six Months.

Fleet Count
The following shows details of our helicopter fleet as of June 30, 2019. We own and control all 108 of our helicopters.

	Helicopters(1)	Max. Pass.(2)	Cruise Speed (mph)	Approx. Range (miles)	Average Age (years)
Heavy:
S92	4	19	175	620	3
H225	1	19	162	582	11
AW189	4	16	173	490	3
	9

Medium:
AW139	36	12	173	426	9
S76 C+/C++	5	12	161	348	12
B212	5	11	115	299	40
	46

Light—twin engine:
A109	7	7	161	405	13
EC135	13	7	138	288	11
BO105	3	4	138	276	30
	23

Light—single engine:
A119	13	7	161	270	12
AS350	17	5	138	361	21
	30
Total Fleet	108				14
____________________

(1)	Three EC135 helicopters were sold in July 2019.

(2)	In typical configuration for our operations.
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

Summary of Cash Flows

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$9,875	$5,138
Investing activities	34,913	24,296
Financing activities	(7,247)	(30,823)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	136	(387)
Net increase (decrease) in cash, cash equivalents and restricted cash	$37,677	$(1,776)
Operating Activities
Cash flows provided by operating activities increased by $4.7 million in the Current Six Months compared to the Prior Six Months. The components of cash flows provided by operating activities during the Current Six Months and Prior Six Months were as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Operating income before depreciation, and gains (losses) on asset dispositions, net	$13,487	$10,181
Changes in operating assets and liabilities before interest and income taxes	765	(249)
Interest paid, net of capitalized interest of $0 and $97 in 2019 and 2018, respectively	(6,323)	(7,171)
Interest received	1,374	492
Income taxes paid	(1,255)	—
Other	1,827	1,885
Total cash flows provided by operating activities	$9,875	$5,138
Operating income before depreciation and gains on asset dispositions, net was $3.3 million higher in the Current Six Months compared to the Prior Six Months primarily due to a decrease in general and administrative expenses associated with professional service fees related to litigation that has now been settled.
During the Current Six Months, changes in operating assets and liabilities before interest and income taxes provided cash flows of $0.8 million primarily due to a decrease in trade receivables and an increase in payables, partially offset by an increase in other assets. During the Prior Six Months, changes in operating assets and liabilities before interest and income taxes used cash flows of $0.2 million primarily due to an increase in receivables, partially offset by an increase in accounts payable.
Interest paid, net of capitalized interest, was $0.8 million lower in the Current Six Months primarily due to lower debt balances.
Interest received was $0.9 million higher in the Current Six Months primarily due to interest earned on the Company’s sales-type leases and higher cash balances.
Income taxes paid in the Current Six Months was $1.3 million.

Investing Activities
During the Current Six Months, net cash provided by investing activities was $34.9 million primarily as follows:

•	Proceeds from the sale of equity investees were $35.5 million.

•	Proceeds from the sale of investments were $4.4 million.

•	Net principal payments received from equity investees and third parties were $2.5 million.

•	Capital expenditures were $2.6 million, which consisted primarily of spare helicopter parts and leasehold improvements.

•	Purchase of investments was $5.0 million.
During the Prior Six Months, net cash provided by investing activities was $24.3 million primarily as follows:

•	Proceeds from the disposition of property and equipment were $29.5 million.

•	Net principal payments received from equity investees and third parties were $0.8 million.

•	Capital expenditures were $6.0 million, which consisted primarily of helicopter acquisitions, spare helicopter parts, and capitalized interest.
Financing Activities
During the Current Six Months, net cash used in financing activities was $7.2 million primarily as follows:

•	Proceeds from share award plans were $0.6 million.

•	Purchases of treasury shares were $6.1 million.

•	Principal payments on long-term debt were $1.0 million.

•	Extinguishment of a portion of the 7.750% Senior Notes was $0.7 million.
During the Prior Six Months, net cash used in financing activities was $30.8 million primarily as follows:

•	Proceeds from share award plans were $0.5 million.

•	Principal payments on long-term debt, including our Revolving Credit Facility, were $30.0 million.

•	Long-term debt issuance costs were $1.3 million incurred in connection with the amendment of the Revolving Credit Facility.
Unfunded Capital Commitments
As of June 30, 2019, we had unfunded capital commitments of $81.3 million, consisting primarily of agreements to purchase helicopters, including three AW189 heavy helicopters and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered in 2020. Delivery dates for the AW169 helicopters have yet to be determined. These commitments are payable beginning in 2019 through 2020, and all of the commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability to us other than aggregate liquidated damages of $2.1 million. In addition, we had outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery in 2020 and 2021.
If we do not exercise our rights to cancel these capital commitments, we expect to finance the remaining acquisition costs for these helicopters through a combination of cash on hand, cash provided by operating activities, asset sales and borrowings under our Revolving Credit Facility.
Short and Long-Term Liquidity Requirements
We anticipate that we will generate positive cash flows from operating activities and that these cash flows will be adequate to meet our working capital requirements. During the six months ended June 30, 2019, our cash provided by operating activities was $9.9 million. To support our capital expenditure program and/or other liquidity requirements, we may use any combination of operating cash flow, cash balances or proceeds from sales of assets, issue debt or equity, or borrowings under our Revolving Credit Facility.
Our availability of long-term liquidity is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, debt service, capital expenditures and a reasonable return on investment. Management will continue to closely monitor our liquidity and the credit markets.

Off-Balance Sheet Arrangements
On occasion, we and our partners will guarantee certain obligations on behalf of our joint ventures. As of June 30, 2019, we had no such guarantees in place. As of June 30, 2019, we had standby letters of credit totaling $0.7 million.
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
The aggregate amount at issue for the Tax Disputes is $14.4 million. The Municipal Tax Disputes are the largest contributor to the total amount being sought from Aeróleo, with approximately $10.7 million at issue.
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
We continue to evaluate and assess various legal strategies for each of the Tax Disputes and the Civil Disputes. As is customary for certain legal matters in Brazil, Aeróleo has already deposited amounts as security into an escrow account to pursue further legal appeals in several of the Tax Disputes and the Civil Disputes. As of June 30, 2019, we have deposited $5.6 million into escrow accounts controlled by the court with respect to the Tax Disputes and the Civil Disputes, and we have fully reserved such amounts subject to final determination and the judicial release of such escrow deposits. These estimates are based on our assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intentions and experience. Aeróleo plans to defend the cases vigorously. As of June 30, 2019, it is not possible to determine the outcome of the Tax Disputes or the Civil Disputes, but we do not expect that an outcome would have a material adverse effect on our business, financial position or results of operations.
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
As of June 30, 2019, we had non-U.S. dollar denominated capital purchase commitments of €71.5 million ($81.3 million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. dollar equivalent of the non-hedged purchase commitments by $8.1 million. As of June 30, 2019, our Brazilian subsidiary maintained a non-U.S. dollar denominated working capital balance of R$40.3 million ($10.5 million). An adverse change of 10% in the underlying foreign currency exchange rate would reduce our working capital balance by $1.0 million.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019. Based on their evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Material Weaknesses in Internal Control Over Financial Reporting
None.
Changes in Internal Controls Over Financial Reporting
During the three months ended June 30, 2019, there were no changes in our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
None.
ITEM 1A.     RISK FACTORS
For a detailed discussion of our risk factors, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. Additional risk factors are described below.
Our Amended and Restated Certificate of Incorporation includes a forum selection clause, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Our Amended and Restated Certificate of Incorporation requires that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Corporation, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Corporation to the Corporation or the Corporation's stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or (iv) any action asserting a claim governed by the internal affairs doctrine.
This exclusive forum provision will not apply to claims under the Securities Exchange Act of 1934, but will apply to other state and federal law claims including actions arising under the Securities Act of 1933 (although our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder). Section 22 of the Securities Act of 1933, however, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act of 1933 or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act of 1933. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. This forum selection provision in our Amended and Restated Certificate of Incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. It is also possible that, notwithstanding the forum selection clause included in our bylaws, a court could rule that such a provision is inapplicable or unenforceable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the three months ended June 30, 2019:

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2019 - April 30, 2019	—	$—	—	$22,934,076
May 1, 2019 - May 31, 2019	—	$—	—	$22,934,076
June 1, 2019 - June 30, 2019	801,214	$7.55	800,168	$16,890,912
____________________
(1) Includes 1,046 shares purchased in connection with the surrender of shares by employees to satisfy certain tax withholding obligations. These repurchases are not a part of our publicly announced plan and do not affect our Board-approved share repurchase program.
From July 1 through July 26, 2019, the Company repurchased 188,553 shares of common stock for gross consideration of $1.6 million, which is an average cost per share of $8.45. After these repurchases, $15.3 million remained of the $25.0 million share repurchase program.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION
None.

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

Era Group Inc. (Registrant)

DATE:	July 30, 2019	By:	/s/ Jennifer D. Whalen
Jennifer D. Whalen, Senior Vice President, Chief Financial Officer