Form 10-Q
period 2019-09-30
ERA GROUP INC.
filed 2019-11-05
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019              or

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

945 Bunker Hill, Suite 650
Houston, Texas	77024
(Address of Principal Executive Offices)	(Zip Code)
713-369-4700
(Registrant’s Telephone Number, Including Area Code)
________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ERA	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of October 31, 2019 was 21,288,619. The Registrant has no other class of common stock outstanding.

ERA GROUP INC.

Part I.	Financial Information		2

	Item 1.	Financial Statements (Unaudited)	2

		Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	2

		Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019 and 2018	3

		Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2019 and 2018	4

		Condensed Consolidated Statement of Changes in Redeemable Noncontrolling Interest and Equity for the Three and Nine Months Ended September 30, 2019 and 2018	5

		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018	7

		Notes to Condensed Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

	Item 4.	Controls and Procedures	38

Part II.	Other Information		39

	Item 1.	Legal Proceedings	39

	Item 1A.	Risk Factors	39

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

	Item 3.	Defaults upon Senior Securities	40

	Item 4.	Mine Safety Disclosures	40

	Item 5.	Other Information	40

	Item 6.	Exhibits	40

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ERA GROUP INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (including $1,843 and $1,745 from VIEs(1) in 2019 and 2018, respectively)	$107,736	$50,753
Receivables:
Trade, operating, net of allowance for doubtful accounts of $176 and $261 in 2019 and 2018, respectively (including $6,177 and $5,565 from VIEs in 2019 and 2018, respectively)	31,312	33,306
Trade, dry-leasing	5,864	3,803
Tax receivables (including $2,705 and $3,187 from VIEs in 2019 and 2018, respectively)	2,705	3,187
Other (including $21 and $340 from VIEs in 2019 and 2018, respectively)	11,567	2,343
Inventories, net (including $42 and $40 from VIEs in 2019 and 2018, respectively)	20,826	20,673
Prepaid expenses (including $72 and $10 from VIEs in 2019 and 2018, respectively)	2,851	1,807
Total current assets	182,861	115,872
Property and equipment (including $1,468 and $1,375 from VIEs in 2019 and 2018, respectively)	901,580	917,161
Accumulated depreciation (including $584 and $485 from VIEs in 2019 and 2018, respectively)	(334,730)	(317,967)
Property and equipment, net	566,850	599,194
Operating lease right-of-use (including $1,812 from VIEs in 2019)	9,907	—
Equity investments and advances	—	27,112
Intangible assets	1,094	1,107
Other assets (including $403 and $96 from VIEs in 2019 and 2018, respectively)	6,363	21,578
Total assets	$767,075	$764,863
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (including $1,433 and $1,522 from VIEs in 2019 and 2018, respectively)	$11,940	$13,161
Accrued wages and benefits (including $1,654 and $1,429 from VIEs in 2019 and 2018, respectively)	8,960	9,267
Accrued interest	3,321	569
Accrued income taxes	2,945	973
Accrued other taxes (including $270 and $500 from VIEs in 2019 and 2018, respectively)	1,986	1,268
Accrued contingencies (including $548 and $630 from VIEs in 2019 and 2018, respectively)	548	630
Current portion of long-term debt (including $182 and $395 from VIEs in 2019 and 2018, respectively)	1,845	2,058
Other current liabilities (including $378 and $0 from VIEs in 2019 and 2018, respectively)	2,851	878
Total current liabilities	34,396	28,804
Long-term debt	158,731	160,217
Deferred income taxes	105,440	108,357
Operating lease liabilities (including $1,434 from VIEs in 2019)	8,166	—
Other liabilities	850	747
Total liabilities	307,583	298,125
Commitments and contingencies (see Note 8)
Redeemable noncontrolling interest	2,945	3,302
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,288,619 and 21,765,404 outstanding in 2019 and 2018, respectively, exclusive of treasury shares	224	219
Additional paid-in capital	451,103	447,298
Retained earnings	15,372	18,285
Treasury shares, at cost; 1,149,820 and 156,737 shares in 2019 and 2018, respectively	(10,152)	(2,476)
Accumulated other comprehensive income, net of tax	—	110
Total equity	456,547	463,436
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$767,075	$764,863
(1) Refer to footnote 5 for more detail on variable interest entities (“VIE”)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Operating revenues	$54,659	$51,894	$153,569	$161,116
Dry-leasing revenues	4,250	2,716	12,113	8,544
Total revenues	58,909	54,610	165,682	169,660
Costs and expenses:
Operating	39,522	36,513	115,038	114,505
Administrative and general	9,142	8,837	26,912	35,714
Depreciation and amortization	9,312	9,541	28,282	30,011
Total costs and expenses	57,976	54,891	170,232	180,230
Gains (losses) on asset dispositions, net	754	(148)	562	2,269
Litigation settlement proceeds	—	42,000	—	42,000
Operating income (loss)	1,687	41,571	(3,988)	33,699
Other income (expense):
Interest income	956	732	2,642	1,224
Interest expense	(3,464)	(3,549)	(10,357)	(11,646)
Loss on sale of investments	—	—	(569)	—
Foreign currency losses, net	(718)	(94)	(574)	(1,095)
Gains (losses) on debt extinguishment	—	—	(13)	175
Other, net	(5)	15	(25)	21
Total other income (expense)	(3,231)	(2,896)	(8,896)	(11,321)
Income (loss) before income taxes and equity earnings	(1,544)	38,675	(12,884)	22,378
Income tax expense	515	7,861	321	4,549
Income (loss) before equity earnings	(2,059)	30,814	(13,205)	17,829
Equity earnings, net of tax	—	465	9,935	1,577
Net income (loss)	(2,059)	31,279	(3,270)	19,406
Net loss attributable to noncontrolling interest in subsidiary	149	10	357	310
Net income (loss) attributable to Era Group Inc.	$(1,910)	$31,289	$(2,913)	$19,716

Income (loss) per common share, basic and diluted	$(0.09)	$1.44	$(0.14)	$0.91

Weighted average common shares outstanding:
Basic	20,625,408	21,215,576	21,129,722	21,139,212
Diluted	20,629,328	21,239,189	21,131,029	21,156,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(2,059)	$31,279	$(3,270)	$19,406
Other comprehensive loss:
Foreign currency translation adjustments, net	—	—	(110)	(5)
Total other comprehensive loss	—	—	(110)	(5)
Comprehensive income (loss)	(2,059)	31,279	(3,380)	19,401
Comprehensive loss attributable to noncontrolling interest in subsidiary	149	10	357	310
Comprehensive income (loss) attributable to Era Group Inc.	$(1,910)	$31,289	$(3,023)	$19,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE NONCONTROLLING INTEREST AND EQUITY (unaudited, in thousands)

Three Months Ended September 30, 2019

		Era Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Equity
June 30, 2019	$3,094	$224	$449,687	$17,282	$(8,531)	$—	$458,662
Issuance of common stock:
Employee Stock Purchase Plan	—	—	487	—	—	—	487
Share award amortization	—	—	929	—	—	—	929
Purchase of treasury shares	—	—	—	—	(1,621)	—	(1,621)
Net loss	—	—	—	(2,059)	—	—	(2,059)
Net loss attributable to redeemable noncontrolling interest	(149)	—	—	149	—	—	149
September 30, 2019	$2,945	$224	$451,103	$15,372	$(10,152)	$—	$456,547

Three Months Ended September 30, 2018

		Era Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Equity
June 30, 2018	$3,466	$219	$445,885	$(7,210)	$(2,951)	$105	$436,048
Issuance of common stock:
Employee Stock Purchase Plan	—	—	409	—	—	—	409
Share award amortization	—	—	719	—	—	—	719
Net income	—	—	—	31,279	—	—	31,279
Net loss attributable to redeemable noncontrolling interest	(10)	—	—	10	—	—	10
Currency translation adjustments, net of tax	—	—	—	—	—	5	5
September 30, 2018	$3,456	$219	$447,013	$24,079	$(2,951)	$110	$468,470

Nine Months Ended September 30, 2019

		Era Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Equity
December 31, 2018	$3,302	$219	$447,298	$18,285	$(2,476)	$110	$463,436
Issuance of common stock:
Restricted stock grants	—	4	(4)	—	—	—	—
Employee Stock Purchase Plan	—	1	1,076	—	—	—	1,077
Share award amortization	—	—	2,733	—	—	—	2,733
Purchase of treasury shares	—	—	—	—	(7,676)	—	(7,676)
Net loss	—	—	—	(3,270)	—	—	(3,270)
Net loss attributable to redeemable noncontrolling interest	(357)	—	—	357	—	—	357
Currency translation adjustments, net of tax	—	—	—	—	—	(110)	(110)
September 30, 2019	$2,945	$224	$451,103	$15,372	$(10,152)	$—	$456,547

Nine Months Ended September 30, 2018

		Era Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Equity
December 31, 2017	$3,766	$215	$443,944	$4,363	$(2,951)	$110	$445,681
Issuance of common stock:
Restricted stock grants	—	3	(3)	—	—	—	—
Employee Stock Purchase Plan	—	1	892	—	—	—	893
Share award amortization	—	—	2,180	—	—	—	2,180
Net income	—	—	—	19,406	—	—	19,406
Net loss attributable to redeemable noncontrolling interest	(310)	—	—	310	—	—	310
September 30, 2018	$3,456	$219	$447,013	$24,079	$(2,951)	$110	$468,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(3,270)	$19,406
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,282	30,011
Share-based compensation	2,733	2,180
Bad debt expense, net	41	—
Interest income	(227)	(614)
Non-cash penalty and interest expenses	—	607
Gains on asset dispositions, net	(562)	(2,269)
Debt discount amortization	203	188
Amortization of deferred financing costs	722	1,173
Loss on sale of investments	569	—
Foreign currency losses, net	592	1,097
Losses (gains) on debt extinguishment, net	13	(175)
Deferred income tax (benefit) expense	(2,887)	1,541
Equity earnings, net of tax	(9,935)	(1,577)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	176	(2,390)
(Increase) decrease in prepaid expenses and other assets	(726)	393
Increase in accounts payable, accrued expenses and other liabilities	4,121	781
Net cash provided by operating activities	19,845	50,352
Cash flows from investing activities:
Purchases of property and equipment	(5,168)	(7,686)
Proceeds from disposition of property and equipment	9,252	29,520
Purchase of investments	(5,000)	—
Proceeds from sale of investments	4,430	—
Dividends received from equity investees	—	1,000
Proceeds from sale of equity investees, net	34,712	—
Principal payments on notes due from equity investees	2,334	401
Principal payments on third party notes receivable	5,340	620
Net cash provided by investing activities	45,900	23,855
Cash flows from financing activities:
Long-term debt issuance costs	—	(1,295)
Payments on long-term debt	(1,458)	(42,562)
Extinguishment of long-term debt	(740)	—
Proceeds from share award plans	1,077	893
Purchase of treasury shares	(7,676)	—
Net cash used in financing activities	(8,797)	(42,964)
Effects of exchange rate changes on cash and cash equivalents	35	(445)
Net increase in cash, cash equivalents and restricted cash	56,983	30,798
Cash, cash equivalents and restricted cash, beginning of period	50,753	16,833
Cash, cash equivalents and restricted cash, end of period	$107,736	$47,631
Supplemental cash flow information:
Cash paid for interest	$6,690	$7,867
Interest capitalized during the period	—	97
Interest, net of amounts capitalized	$6,690	$7,770
Cash paid for income taxes	$1,255	63

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICY
The condensed consolidated financial statements include the accounts of Era Group Inc. and its consolidated subsidiaries. Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the “Company” refers to Era Group Inc. and its consolidated subsidiaries, and any reference to “Era Group” refers to Era Group Inc. without its subsidiaries. The condensed consolidated financial information for the three and nine months ended September 30, 2019 and 2018 has been prepared by the Company and has not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of September 30, 2019, its results of operations for the three and nine months ended September 30, 2019 and 2018, its comprehensive income for the three and nine months ended September 30, 2019 and 2018, its changes in equity for the three and nine months ended September 30, 2019, and 2018, and its cash flows for the nine months ended September 30, 2019 and 2018. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
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
Supplemental Cash Flow Information. The following table sets forth the Company’s reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Cash Flows (in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
Cash and cash equivalents	$107,736	$50,753	$47,631	$13,583
Restricted cash (1)	—	—	—	3,250
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$107,736	$50,753	$47,631	$16,833
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
As of September 30, 2019 and December 31, 2018, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis.
The estimated fair values of the Company’s other financial assets and liabilities as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2019
LIABILITIES
Long-term debt, including current portion	$160,576	$—	$168,920	$—

December 31, 2018
LIABILITIES
Long-term debt, including current portion	$162,275	$—	$159,367	$—
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
Capital Expenditures. During the nine months ended September 30, 2019, capital expenditures were $5.2 million and consisted primarily of spare helicopter parts and leasehold improvements. During the nine months ended September 30, 2019, the Company did not capitalize any interest. During the nine months ended September 30, 2018, the Company capitalized interest of $0.1 million. As of September 30, 2019 and December 31, 2018, construction in progress, which is a component of property and equipment, included capitalized interest of $0.7 million. A summary of changes to the Company’s operating helicopter fleet is as follows:
Equipment Additions - During the nine months ended September 30, 2019, the Company did not place any helicopters into service. During the nine months ended September 30, 2018, the Company placed one S92 heavy helicopter into service. The Company places helicopters in service once completion work has been finalized and the helicopters are ready for use.
Equipment Dispositions - During the nine months ended September 30, 2019, the Company sold or otherwise disposed of three helicopters, two hangar facilities, and related property and equipment for cash proceeds of $9.3 million. During the nine months ended September 30, 2018, the Company sold or otherwise disposed of twenty helicopters, two operating facilities, and related property and equipment for cash proceeds of $29.5 million and receivables of $14.3 million.

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
The Company’s maturity analysis of lease payments under operating leases that had a remaining term in excess of one year as of December 31, 2018 was as follows (in thousands):

Minimum Payments
2019	$1,573
2020	1,530
2021	987
2022	562
2023	495
Years subsequent to 2023	7,952
Total future minimum lease payments	$13,099
The Company’s maturity analysis of lease payments under operating leases that have a remaining term in excess of one year as of September 30, 2019 was as follows (in thousands):

Minimum Payments
2019	$547
2020	2,369
2021	1,758
2022	1,334
2023	1,298
Years subsequent to 2023	9,358
Total future minimum lease payments	16,664
Less: imputed interest	6,676
Present value of lease liabilities	$9,988
During the three and nine months ended September 30, 2019, the Company recognized $1.3 million and $2.9 million of operating lease expense, respectively. Included in these amounts was $0.7 million and $1.2 million for contracts with remaining terms of less than one year for the three and nine months ended September 30, 2019, respectively.

Reported balances:
Other current liabilities	$1,822
Long-term lease liabilities	8,166
Total operating lease liabilities	$9,988
As of September 30, 2019, other information related to these leases was as follows:

Weighted average remaining lease term	15 years
Weighted average discount rate	6.09%
Cash paid for amounts included in the measurement of lease liabilities during the nine months ended September 30, 2019 (in thousands)	$ 1,570

The Company generates revenues as a lessor from its dry-leasing line of service that require a fixed monthly fee for the customer’s right to use the helicopter and, where applicable, additional charges as compensation for any support the Company may provide to the customer. Revenues from dry-leasing contracts are shown on the face of the statement of operations.
In 2018, the Company disposed of six H225 heavy helicopters through sales-type leases. During the three and nine months ended September 30, 2019, the Company recognized interest income on these leases of $0.4 million and $1.4 million, respectively. During the three months ended September 30, 2019, the Company completed the final sale of two of these helicopters and received cash proceeds of $5.0 million. As of September 30, 2019, the Company had remaining receivables of $13.6 million, of which $9.8 million is due within a year and the remaining balance of $3.8 million is due within two years.

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
The Company’s condensed consolidated balance sheets at September 30, 2019 and December 31, 2018 include assets of Aeróleo totaling $14.2 million and $11.9 million, respectively. The distribution of these assets to Era Group and its subsidiaries other than Aeróleo is subject to restrictions. The Company’s condensed consolidated balance sheets at September 30, 2019 and December 31, 2018 include liabilities of Aeróleo of $5.9 million and $4.5 million, respectively. The creditors for such liabilities do not have recourse to Era Group or its subsidiaries other than Aeróleo.
In the fourth quarter of 2019, the Company exercised its contractual call option to purchase the remaining 50% economic interest and 20% voting interest from the Company’s partner in Aeróleo. The amount paid to effect this purchase was not material.

6.	INCOME TAXES
During the three months ended September 30, 2019 and 2018, the Company recorded an income tax expense of $0.5 million and $7.9 million, respectively, resulting in an effective tax rate of (33.4)% and 20.3%, respectively.
During the nine months ended September 30, 2019 and 2018, the Company recorded an income tax expense of $0.3 million and $4.5 million, respectively, resulting in an effective tax rate of (2.5)% and 20.3%, respectively.
The effective tax rate for 2019 is impacted by the gain on the sale of the Company’s Dart Holding Company Ltd. (“Dart”) joint venture. The Company recorded pre-tax losses for the three months ended September 30, 2019, but, due to the sale of Dart, the Company recorded an income tax expense for the period.
During the nine months ended September 30, 2019 and 2018, there were no new uncertain tax positions identified. The Company’s 2015 federal income tax return examination has concluded with no adjustments.
Amounts accrued for interest and penalties associated with unrecognized income tax benefits are included in other expense on the condensed consolidated statements of operations. As of September 30, 2019 and December 31, 2018, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $0.1 million.

7.	LONG-TERM DEBT
The Company’s borrowings as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019	December 31, 2018
7.750% Senior Notes (excluding unamortized discount)	$144,088	$144,828
Senior secured revolving credit facility	—	—
Promissory notes	18,732	19,980
Other	182	395
Total principal balance on borrowings	163,002	165,203
Portion due within one year	(1,845)	(2,058)
Unamortized debt issuance costs	(1,419)	(1,712)
Unamortized discount, net	(1,007)	(1,216)
Long-term debt	$158,731	$160,217
7.750% Senior Notes. On December 7, 2012, Era Group issued $200.0 million aggregate principal amount of its 7.750% senior unsecured notes due December 15, 2022 (the “7.750% Senior Notes”) and received net proceeds of $191.9 million. Interest on the 7.750% Senior Notes is payable semi-annually in arrears on June 15th and December 15th of each year.
In June 2019, the Company repurchased $0.7 million of the 7.750% Senior Notes at par for total cash of $0.7 million, including accrued interest of less than $0.1 million, and recognized a loss on debt extinguishment of less than $0.1 million.
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
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at Era Group’s election, either a base rate or LIBOR, each as defined in the Revolving Credit Facility, plus an applicable margin. The applicable margin is based on the Company’s ratio of funded debt to EBITDA, as defined in the Revolving Credit Facility, and ranges from 1.25% to 2.50% on the base rate margin and 2.25% to 3.50% on the LIBOR margin. The applicable margin as of September 30, 2019 was 2.25% on the base rate margin and 3.25% on the LIBOR margin. In addition, the Company is required to pay a quarterly commitment fee based on the unfunded portion of the committed amount at a rate based on the Company’s ratio of funded debt to EBITDA, as defined in the Revolving Credit Facility, that ranges from 0.375% to 0.500%. As of September 30, 2019, the commitment fee was 0.500%.
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
As of September 30, 2019, Era Group had no outstanding borrowings under the Revolving Credit Facility and issued letters of credit of $0.7 million. In connection with Amendment No. 4 entered into in 2018, the Company wrote off previously incurred debt issuance costs of $0.4 million and incurred additional debt issuance costs of $1.3 million. Such costs are included in other assets on the condensed consolidated balance sheets and are amortized to interest expense in the condensed consolidated statements of operations over the life of the Revolving Credit Facility.
Aeróleo Debt. During the nine months ended September 30, 2019, the Company did not enter into any new debt arrangements in Brazil.
During 2017, the Company settled certain tax disputes in Brazil under the Tax Regularization Settlement Special Program (known as Programa Especial de Regularização Tributária or “PERT”) and has agreed to make installment payments on the amounts due to the applicable taxing authorities. The installments are payable in Brazilian reals and bear interest at a rate equal to the overnight rate as published by the Central Bank of Brazil. Such amounts are included in other debt in the table above. During the nine months ended September 30, 2019, the Company made scheduled payments of $0.2 million.
Promissory Notes. During each of the nine months ended September 30, 2019 and 2018, the Company made scheduled payments on other long-term debt of $1.2 million.

8.	COMMITMENTS AND CONTINGENCIES
Fleet. The Company’s unfunded capital commitments as of September 30, 2019 consisted primarily of agreements to purchase helicopters and totaled $78.2 million, which is payable beginning in 2020 through 2021. The Company also had $1.3 million of deposits paid on options not yet exercised. All of the Company’s capital commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability other than aggregate liquidated damages of $2.1 million.
Included in these commitments are orders to purchase three AW189 heavy helicopters and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered in 2020 and 2021. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company had outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery in 2021 and 2022.
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
The aggregate amount at issue for the Tax Disputes is $13.3 million. The Municipal Tax Disputes are the largest contributor to the total amount being sought from Aeróleo, with approximately $9.9 million at issue.
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
The Company continues to evaluate and assess various legal strategies for each of the Tax Disputes and the Civil Disputes. As is customary for certain legal matters in Brazil, Aeróleo has already deposited amounts as security into an escrow account to pursue further legal appeals in several of the Tax Disputes and the Civil Disputes. As of September 30, 2019, the Company has deposited $5.1 million into escrow accounts controlled by the court with respect to the Tax Disputes and the Civil Disputes, and the Company has fully reserved such amounts subject to final determination and the judicial release of such escrow deposits. These estimates are based on its assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intentions and experience. Aeróleo plans to defend the cases vigorously. As of September 30, 2019, it is not possible to determine the outcome of the Tax Disputes or the Civil Disputes, but the Company does not expect that an outcome would have a material adverse effect on its business, financial position or results of operations.
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
Computations of basic and diluted earnings per common share of the Company for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to Era Group Inc.	$(1,910)	$31,289	$(2,913)	$19,716
Less: Net income attributable to participating securities	—	714	—	425
Net income (loss) attributable to fully vested common stock	$(1,910)	$30,575	$(2,913)	$19,291

Weighted average common shares outstanding:
Basic	20,625,408	21,215,576	21,129,722	21,139,212
Diluted(1)	20,629,328	21,239,189	21,131,029	21,156,466

Income (loss) per common share, basic and diluted	$(0.09)	$1.44	$(0.14)	$0.91
____________________

(1)
Excludes weighted average common shares of 207,532 and 224,769 for the three months ended September 30, 2019 and 2018, respectively, and 204,919 and 223,921 for the nine months ended September 30, 2019 and 2018, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.

Share Repurchases. On August 14, 2014, the Company’s Board of Directors approved a share repurchase program authorizing up to $25.0 million of share repurchases. The share repurchase program has no expiration date and may be suspended or discontinued at any time without notice.
During the three months ended September 30, 2019, Era Group repurchased 188,553 shares of common stock in open market transactions for gross consideration of $1.6 million, which is an average cost per share of $8.45. During the nine months ended September 30, 2019, Era Group repurchased 988,721 shares of common stock in open market transactions for gross consideration of $7.6 million, which is an average cost per share of $7.72. As of September 30, 2019, $15.3 million remained of the $25.0 million share repurchase program.

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
The following table presents the Company’s operating revenues disaggregated by geographical region in which services are provided:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating revenues:
U.S.	$38,027	$38,229	$107,016	$117,673
International	16,632	13,665	46,553	43,443
Total operating revenues	$54,659	$51,894	$153,569	$161,116
The following table presents the Company’s total revenues earned by service line:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Oil and gas flight services:
U.S.	$36,226	$35,473	$101,850	$109,778
International	14,740	13,665	42,855	43,443
Total oil and gas	50,966	49,138	144,705	153,221
Emergency response services	3,693	2,756	8,864	7,895
Total operating revenues	$54,659	$51,894	$153,569	$161,116
Dry-leasing revenues:
U.S.	610	1,142	2,055	2,984
International	3,640	1,574	10,058	5,560
Total revenues	$58,909	$54,610	$165,682	$169,660
The Company determines revenue recognition by applying the following steps:

1.	Identify the contract with a customer;

2.	Identify the performance obligations in the contract;

3.	Determine the transaction price;

4.	Allocate the transaction price to the performance obligations; and

5.	Recognize revenue as the performance obligations are satisfied.
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
The Company purchased products and services from its Dart joint venture totaling $0.6 million during the three months ended March 31, 2019. The Company purchased products and services from Dart totaling $0.4 million and $1.7 million during the three and nine months ended September 30, 2018, respectively. The Company also had a note receivable from Dart, which had a balance of $2.3 million as of December 31, 2018. The note was paid in full during the first quarter of 2019. Purchases from Dart are included in operating expenses on the consolidated statements of income, and the note receivable was included in equity investments and advances on the consolidated balance sheets.
During the nine months ended September 30, 2019, the Company in conjunction with its 50% joint venture partner entered into an agreement to sell Dart. The transaction closed on April 1, 2019, for gross proceeds of $38.0 million, including payment of the note receivable in March 2019, and net gains of $10.9 million.
During each of the three and nine months ended September 30, 2018, the Company incurred fees of less than $0.1 million and $0.2 million, respectively, for simulator services from its Era Training Center, LLC (“ETC”) joint venture, and during each of the three and nine months ended September 30, 2018, the Company provided helicopter, management and other services to ETC of approximately $0.1 million. Revenues from ETC were recorded in operating revenues, and expenses incurred were recorded in operating expenses on the consolidated statements of operations. ETC was dissolved in the third quarter of 2018.

12.	SHARE-BASED COMPENSATION
Restricted Stock Awards. The number of shares and weighted average grant price of restricted stock awards during the nine months ended September 30, 2019 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested as of December 31, 2018	513,766	$10.28
Restricted stock awards granted:
Non-employee directors	34,488	$10.35
Employees	361,056	$10.35
Vested	(270,997)	$10.36
Forfeited	—	$—
Non-vested as of September 30, 2019	638,313	$10.29
The total fair value of shares vested during each of the nine months ended September 30, 2019 and 2018, determined using the closing price on the grant date, was $2.8 million.
Stock Options. The Company did not grant any stock options during the nine months ended September 30, 2019.
Employee Stock Purchase Plan (“ESPP”). During the nine months ended September 30, 2019, the Company issued 120,754 shares under the ESPP. As of September 30, 2019, 101,624 shares remain available for issuance under the ESPP.
Total share-based compensation expense, which includes stock options, restricted stock and the ESPP, was $2.7 million and $2.2 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Supplemental Condensed Consolidating Balance Sheet as of September 30, 2019

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$105,639	$—	$2,097	$—	$107,736
Receivables:
Trade, operating, net of allowance for doubtful accounts of $176	—	24,779	6,533	—	31,312
Trade, dry-leasing	—	5,864	—	—	5,864
Tax receivable	—	10	2,695	—	2,705
Other	—	11,305	262	—	11,567
Inventories, net	—	20,784	42	—	20,826
Prepaid expenses	565	2,046	240	—	2,851
Total current assets	106,204	64,788	11,869	—	182,861
Property and equipment	—	884,816	16,764	—	901,580
Accumulated depreciation	—	(330,543)	(4,187)	—	(334,730)
Property and equipment, net	—	554,273	12,577	—	566,850
Operating lease right-of-use	—	8,095	1,812	—	9,907
Investments in consolidated subsidiaries	183,226	—	—	(183,226)	—
Intangible assets	—	—	1,094	—	1,094
Deferred income taxes	12,774	—	—	(12,774)	—
Intercompany receivables	294,405	—	47	(294,452)	—
Other assets	815	5,145	403	—	6,363
Total assets	$597,424	$632,301	$27,802	$(490,452)	$767,075
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$134	$10,247	$1,559	$—	$11,940
Accrued wages and benefits	32	7,216	1,712	—	8,960
Accrued interest	3,261	60	—	—	3,321
Accrued income taxes	2,922	10	13	—	2,945
Accrued other taxes	—	1,693	293	—	1,986
Accrued contingencies	—	—	548	—	548
Current portion of long-term debt	—	1,663	182	—	1,845
Other current liabilities	885	1,585	381	—	2,851
Total current liabilities	7,234	22,474	4,688	—	34,396
Long-term debt	133,662	25,069	—	—	158,731
Deferred income taxes	—	116,968	1,246	(12,774)	105,440
Intercompany payables	—	231,203	63,271	(294,474)	—
Operating lease liabilities	—	6,731	1,435	—	8,166
Other liabilities	—	850	—	—	850
Total liabilities	140,896	403,295	70,640	(307,248)	307,583
Redeemable noncontrolling interest	—	3	2,942	—	2,945
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,288,619 outstanding, exclusive of treasury shares	224	—	—	—	224
Additional paid-in capital	451,104	100,307	4,561	(104,869)	451,103
Retained earnings	15,352	128,696	(50,341)	(78,335)	15,372
Treasury shares, at cost, 1,149,820 shares	(10,152)	—	—	—	(10,152)
Total equity	456,528	229,003	(45,780)	(183,204)	456,547
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$597,424	$632,301	$27,802	$(490,452)	$767,075

Supplemental Condensed Consolidating Balance Sheet as of December 31, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$48,396	$—	$2,357	$—	$50,753
Receivables:
Trade, operating, net of allowance for doubtful accounts of $261	—	27,509	5,797	—	33,306
Trade, dry-leasing	—	3,803	—	—	3,803
Tax receivables	—	6	3,181	—	3,187
Other	—	1,949	394	—	2,343
Inventories, net	—	20,633	40	—	20,673
Prepaid expenses	398	1,219	190	—	1,807
Total current assets	48,794	55,119	11,959	—	115,872
Property and equipment	—	900,611	16,550	—	917,161
Accumulated depreciation	—	(314,567)	(3,400)	—	(317,967)
Net property and equipment	—	586,044	13,150	—	599,194
Equity investments and advances	—	27,112	—	—	27,112
Investments in consolidated subsidiaries	172,950	—	—	(172,950)	—
Intangible assets	—	—	1,107	—	1,107
Deferred income taxes	9,904	—	—	(9,904)	—
Intercompany receivables	366,541	—	—	(366,541)	—
Other assets	1,251	20,231	96	—	21,578
Total assets	$599,440	$688,506	$26,312	$(549,395)	$764,863
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$136	$11,357	$1,668	$—	$13,161
Accrued wages and benefits	43	7,743	1,481	—	9,267
Accrued interest	500	69	—	—	569
Accrued income taxes	918	6	49	—	973
Accrued other taxes	—	768	500	—	1,268
Accrued contingencies	—	—	630	—	630
Current portion of long-term debt	—	1,663	395	—	2,058
Other current liabilities	647	220	11	—	878
Total current liabilities	2,244	21,826	4,734	—	28,804
Long-term debt	133,900	26,317	—	—	160,217
Deferred income taxes	—	117,015	1,245	(9,903)	108,357
Intercompany payables	—	310,727	55,847	(366,574)	—
Other liabilities	—	720	27	—	747
Total liabilities	136,144	476,605	61,853	(376,477)	298,125
Redeemable noncontrolling interest	—	3	3,299	—	3,302
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,765,404 shares outstanding, exclusive of treasury shares	219	—	—	—	219
Additional paid-in capital	447,299	100,306	4,562	(104,869)	447,298
Retained earnings	18,254	111,482	(43,402)	(68,049)	18,285
Treasury shares, at cost, 156,737 shares	(2,476)	—	—	—	(2,476)
Accumulated other comprehensive income, net of tax	—	110	—	—	110
Total equity	463,296	211,898	(38,840)	(172,918)	463,436
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$599,440	$688,506	$26,312	$(549,395)	$764,863

Supplemental Condensed Consolidating Statements of Operations for the Three Months Ended September 30, 2019

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$53,633	$14,681	$(9,405)	$58,909
Costs and expenses:
Operating	—	32,926	16,001	(9,405)	39,522
Administrative and general	1,025	7,177	940	—	9,142
Depreciation	—	9,100	212	—	9,312
Total costs and expenses	1,025	49,203	17,153	(9,405)	57,976
Gains on asset dispositions, net	—	754	—	—	754
Operating income (loss)	(1,025)	5,184	(2,472)	—	1,687
Other income (expense):
Interest income	492	444	20	—	956
Interest expense	(3,263)	(193)	(8)	—	(3,464)
Foreign currency gains, net	(81)	(104)	(533)	—	(718)
Other, net	(4)	5	(6)	—	(5)
Total other income (expense)	(2,856)	152	(527)	—	(3,231)
Income (loss) before income taxes and equity earnings	(3,881)	5,336	(2,999)	—	(1,544)
Income tax (benefit) expense	(432)	947	—	—	515
Income (loss) before equity earnings	(3,449)	4,389	(2,999)	—	(2,059)
Equity in earnings (losses) of subsidiaries	1,541	—	—	(1,541)	—
Net income (loss)	(1,908)	4,389	(2,999)	(1,541)	(2,059)
Net loss attributable to noncontrolling interest in subsidiary	—	—	149	—	149
Net income (loss) attributable to Era Group Inc.	$(1,908)	$4,389	$(2,850)	$(1,541)	$(1,910)

Supplemental Condensed Consolidating Statements of Operations for the Three Months Ended September 30, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$48,631	$13,623	$(7,644)	$54,610
Costs and expenses:
Operating	—	29,888	14,302	(7,677)	36,513
Administrative and general	901	6,957	979	—	8,837
Depreciation	—	9,316	225	—	9,541
Total costs and expenses	901	46,161	15,506	(7,677)	54,891
Losses on asset dispositions, net	—	(148)	—	—	(148)
Litigation settlement proceeds	42,000	—	—	—	42,000
Operating income (loss) loss	41,099	2,322	(1,883)	33	41,571
Other income (expense):
Interest income	171	448	113	—	732
Interest expense	(3,330)	(204)	(15)	—	(3,549)
Foreign currency losses, net	(10)	(16)	(68)	—	(94)
Other, net	—	21	(6)	—	15
Total other income (expense)	(3,169)	249	24	—	(2,896)
Income (loss) before income taxes and equity earnings	37,930	2,571	(1,859)	33	38,675
Income tax expense	3,928	3,933	—	—	7,861
Income (loss) before equity earnings	34,002	(1,362)	(1,859)	33	30,814
Equity in earnings (losses) of subsidiaries	(2,747)	465	—	2,747	465
Net income (loss)	31,255	(897)	(1,859)	2,780	31,279
Net loss attributable to noncontrolling interest in subsidiary	—	—	10	—	10
Net income (loss) attributable to Era Group Inc.	$31,255	$(897)	$(1,849)	$2,780	$31,289

Supplemental Condensed Consolidating Statements of Operations for the Nine Months Ended September 30, 2019

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$148,992	$42,835	$(26,145)	$165,682
Costs and expenses:
Operating	—	94,977	46,195	(26,134)	115,038
Administrative and general	4,009	20,135	2,768	—	26,912
Depreciation	—	27,572	710	—	28,282
Total costs and expenses	4,009	142,684	49,673	(26,134)	170,232
Gains on asset dispositions, net	—	562	—	—	562
Operating income (loss)	(4,009)	6,870	(6,838)	(11)	(3,988)
Other income (expense):
Interest income	1,135	1,423	84	—	2,642
Interest expense	(9,721)	(614)	(22)	—	(10,357)
Loss on sale of investments	(569)	—	—	—	(569)
Foreign currency gains, net	(93)	15	(496)	—	(574)
Loss on debt extinguishment	(13)	—	—	—	(13)
Other, net	(20)	16	(21)	—	(25)
Total other income (expense)	(9,281)	840	(455)	—	(8,896)
Income (loss) before income taxes and equity earnings	(13,290)	7,710	(7,293)	(11)	(12,884)
Income tax expense (benefit)	(114)	435	—	—	321
Income (loss) before equity earnings	(13,176)	7,275	(7,293)	(11)	(13,205)
Equity in earnings (losses) of subsidiaries	10,275	9,935	—	(10,275)	9,935
Net income (loss)	(2,901)	17,210	(7,293)	(10,286)	(3,270)
Net loss attributable to noncontrolling interest in subsidiary	—	—	357	—	357
Net income (loss) attributable to Era Group Inc.	$(2,901)	$17,210	$(6,936)	$(10,286)	$(2,913)

Supplemental Condensed Consolidating Statements of Operations for the Nine Months Ended September 30, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$148,512	$42,252	$(21,104)	$169,660
Costs and expenses:
Operating	—	92,317	43,325	(21,137)	114,505
Administrative and general	14,087	18,182	3,445	—	35,714
Depreciation	—	29,283	728	—	30,011
Total costs and expenses	14,087	139,782	47,498	(21,137)	180,230
Gains on asset dispositions, net	—	2,269	—	—	2,269
Litigation settlement proceeds	42,000	—	—	—	42,000
Operating income (loss)	27,913	10,999	(5,246)	33	33,699
Other income (expense):
Interest income	180	878	166	—	1,224
Interest expense	(10,925)	(595)	(126)	—	(11,646)
Foreign currency losses, net	(66)	(141)	(888)	—	(1,095)
Gain on debt extinguishment	—	—	175	—	175
Other, net	—	31	(10)	—	21
Total other income (expense)	(10,811)	173	(683)	—	(11,321)
Income (loss) before income taxes and equity earnings	17,102	11,172	(5,929)	33	22,378
Income tax benefit	1,075	3,474	—	—	4,549
Income (loss) before equity earnings	16,027	7,698	(5,929)	33	17,829
Equity in earnings (losses) of subsidiaries	3,655	1,577	—	(3,655)	1,577
Net income (loss)	19,682	9,275	(5,929)	(3,622)	19,406
Net loss attributable to noncontrolling interest in subsidiary	—	—	310	—	310
Net income (loss) attributable to Era Group Inc.	$19,682	$9,275	$(5,619)	$(3,622)	$19,716

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended September 30, 2019

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(1,908)	$4,389	$(2,999)	$(1,541)	$(2,059)
Comprehensive income (loss)	(1,908)	4,389	(2,999)	(1,541)	(2,059)
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	—	149	—	149
Comprehensive income (loss) attributable to Era Group Inc.	$(1,908)	$4,389	$(2,850)	$(1,541)	$(1,910)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended September 30, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$31,255	$(897)	$(1,859)	$2,780	$31,279
Comprehensive income (loss)	31,255	(897)	(1,859)	2,780	31,279
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	—	10	—	10
Comprehensive income (loss) attributable to Era Group Inc.	$31,255	$(897)	$(1,849)	$2,780	$31,289

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Nine Months Ended September 30, 2019

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(2,901)	$17,210	$(7,293)	$(10,286)	$(3,270)
Other comprehensive loss:
Foreign currency translation adjustments	—	(110)	—	—	(110)
Total other comprehensive loss	—	(110)	—	—	(110)
Comprehensive income (loss)	(2,901)	17,100	(7,293)	(10,286)	(3,380)
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	—	357	—	357
Comprehensive income (loss) attributable to Era Group Inc.	$(2,901)	$17,100	$(6,936)	$(10,286)	$(3,023)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Nine Months Ended September 30, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$19,682	$9,275	$(5,929)	$(3,622)	$19,406
Other comprehensive loss:
Foreign currency translation adjustments	—	(5)	—	—	(5)
Total other comprehensive loss	—	(5)	—	—	(5)
Comprehensive income (loss)	19,682	9,270	(5,929)	(3,622)	19,401
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	—	310	—	310
Comprehensive income (loss) attributable to Era Group Inc.	$19,682	$9,270	$(5,619)	$(3,622)	$19,711

Supplemental Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2019

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$66,231	$(46,413)	$27	$—	$19,845
Cash flows from investing activities:
Purchases of property and equipment	—	(5,056)	(112)	—	(5,168)
Proceeds from disposition of property and equipment	—	9,252	—	—	9,252
Purchase of investments	(5,000)	—	—	—	(5,000)
Proceeds from sale of investments	4,430	—	—	—	4,430
Proceeds from sale of equity investees	—	34,712	—	—	34,712
Principal payments on notes due from equity investees	—	2,334	—	—	2,334
Principal payments on third party notes receivable	—	5,340	—	—	5,340
Net cash provided by (used in) investing activities	(570)	46,582	(112)	—	45,900
Cash flows from financing activities:
Payments on long-term debt	—	(1,246)	(212)	—	(1,458)
Extinguishment of long-term debt	(740)	—	—	—	(740)
Proceeds from share award plans	—	—	—	1,077	1,077
Purchase of treasury shares	(7,676)	—	—	—	(7,676)
Borrowings and repayments of intercompany debt	—	1,077	—	(1,077)	—
Net cash used in financing activities	(8,416)	(169)	(212)	—	(8,797)
Effects of exchange rate changes on cash and cash equivalents	—	—	35	—	35
Net increase (decrease) in cash and cash equivalents	57,245	—	(262)	—	56,983
Cash, cash equivalents and restricted cash, beginning of period	48,396	—	2,357	—	50,753
Cash, cash equivalents and restricted cash, end of period	$105,641	$—	$2,095	$—	$107,736

Supplemental Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$35,550	$13,319	$1,483	$—	$50,352
Cash flows from investing activities:
Purchases of property and equipment	—	(7,461)	(225)	—	(7,686)
Proceeds from disposition of property and equipment	—	29,520	—	—	29,520
Dividends received from equity investees	—	1,000	—	—	1,000
Principal payments on notes due from equity investees	—	401	—	—	401
Principal payments on third party notes receivable	—	620	—	—	620
Net cash provided by (used in) investing activities	—	24,080	(225)	—	23,855
Cash flows from financing activities:
Long-term debt issuance costs	—	—	—	(1,295)	(1,295)
Payments on long-term debt	—	(1,247)	(2,315)	(39,000)	(42,562)
Proceeds from share award plans	—	—	—	893	893
Borrowings and repayments of intercompany debt	—	(39,402)	—	39,402	—
Net cash used in financing activities	—	(40,649)	(2,315)	—	(42,964)
Effects of exchange rate changes on cash and cash equivalents	—	—	(445)	—	(445)
Net increase (decrease) in cash and cash equivalents	35,550	(3,250)	(1,502)	—	30,798
Cash, cash equivalents and restricted cash, beginning of period	10,800	3,250	2,783	—	16,833
Cash, cash equivalents and restricted cash, end of period	$46,350	$—	$1,281	$—	$47,631

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018, included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Recent Developments
In the fourth quarter of 2019, we exercised our contractual call option to purchase the remaining 50% economic interest and 20% voting interest from our partner in Aeróleo Taxi Aereo S/A (“Aeróleo”). The amount paid to effect this purchase was not material.

Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	(in thousands)%		(in thousands)%		(in thousands)%		(in thousands)%
Revenues:
United States	$38,637	66	$39,371	72	$109,071	66	$120,657	71
International	20,272	34	15,239	28	56,611	34	49,003	29
Total revenues	58,909	100	54,610	100	165,682	100	169,660	100
Costs and Expenses:
Operating:
Personnel	14,359	24	13,935	26	41,209	25	41,716	25
Repairs and maintenance	13,002	22	10,823	20	39,097	23	36,125	21
Insurance and loss reserves	1,296	2	1,244	2	3,408	2	3,893	2
Fuel	3,924	7	3,695	7	11,004	7	11,056	7
Leased-in equipment	48	—	51	—	163	—	584	—
Other	6,893	11	6,765	12	20,157	12	21,131	12
Total operating expenses	39,522	66	36,513	67	115,038	69	114,505	67
Administrative and general	9,142	16	8,837	16	26,912	16	35,714	21
Depreciation and amortization	9,312	16	9,541	17	28,282	17	30,011	18
Total costs and expenses	57,976	98	54,891	100	170,232	102	180,230	106
Gains (losses) on asset dispositions, net	754	1	(148)	—	562	—	2,269	1
Litigation settlement proceeds	—	—	42,000	76	—	—	42,000	25
Operating income (loss)	1,687	3	41,571	76	(3,988)	(2)	33,699	20
Other income (expense):
Interest income	956	2	732	1	2,642	1	1,224	1
Interest expense	(3,464)	(6)	(3,549)	(6)	(10,357)	(7)	(11,646)	(7)
Loss on sale of investments	—	—	—	—	(569)	—	—	—
Foreign currency losses, net	(718)	(1)	(94)	—	(574)	—	(1,095)	(1)
Gains (losses) on debt extinguishment	—	—	—	—	(13)	—	175	—
Other, net	(5)	—	15	—	(25)	—	21	—
Total other income (expense)	(3,231)	(5)	(2,896)	(5)	(8,896)	(6)	(11,321)	(7)
Income (loss) before income taxes and equity earnings	(1,544)	(3)	38,675	71	(12,884)	(8)	22,378	13
Income tax expense	515	1	7,861	15	321	—	4,549	3
Income (loss) before equity earnings	(2,059)	(4)	30,814	56	(13,205)	(8)	17,829	10
Equity earnings, net of tax	—	—	465	1	9,935	6	1,577	1
Net income (loss)	(2,059)	(4)	31,279	57	(3,270)	(2)	19,406	11
Net loss attributable to noncontrolling interest in subsidiary	149	—	10	—	357	—	310	—
Net income (loss) attributable to Era Group Inc.	$(1,910)	(3)	$31,289	57	$(2,913)	(2)	$19,716	11

Revenues by Service Line. The table below sets forth the revenues earned by service line for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	(in thousands)%		(in thousands)%		(in thousands)%		(in thousands)%
Revenues:
Oil and gas: (1)
U.S.	$36,226	62	$35,473	65	$101,850	62	$109,778	65
International	14,740	25	13,665	25	42,855	26	43,443	25
Total oil and gas	50,966	87	49,138	90	144,705	88	153,221	90
Dry-leasing	4,250	7	2,716	5	12,113	7	8,544	5
Emergency response services	3,693	6	2,756	5	8,864	5	7,895	5
	$58,909	100	$54,610	100	$165,682	100	$169,660	100
____________________

(1)	Primarily oil and gas activities, but also includes revenues from utility services, such as firefighting.

Current Quarter compared to Prior Year Quarter
Operating Revenues. Operating revenues were $4.3 million higher in the three months ended September 30, 2019 (the “Current Quarter”) compared to the three months ended September 30, 2018 (the “Prior Year Quarter”).
Operating revenues from U.S. oil and gas operations were $0.8 million higher in the Current Quarter. Operating revenues from heavy and medium helicopters were $0.9 million and $0.2 million higher, respectively, primarily due to higher utilization. These increases were partially offset by lower revenues from light twin helicopters of $0.1 million, primarily due to lower utilization, and lower miscellaneous revenues of $0.2 million.
Operating revenues from international oil and gas operations were $1.1 million higher in the Current Quarter. Operating revenues in Brazil and Suriname were $1.5 million and $0.1 million higher, respectively, primarily due to higher utilization. These increases were partially offset by lower operating revenues in Colombia of $0.5 million primarily due to lower utilization.
Revenues from dry-leasing activities were $1.5 million higher primarily due to the commencement of new contracts subsequent to the Prior Year Quarter.
Operating revenues from emergency response services were $0.9 million higher primarily due to the commencement of new contracts subsequent to the Prior Year Quarter.
Operating Expenses. Operating expenses were $3.0 million higher in the Current Quarter. Repairs and maintenance expenses were $2.2 million higher primarily due to an increase in power-by-the-hour (“PBH”) expense of $1.0 million, lease return credits of $0.8 million recognized in the Prior Year Quarter, and the timing of repairs of $0.4 million. Personnel costs were $0.4 million higher primarily due to increased activity in the Current Quarter. Fuel expense was $0.2 million higher primarily due to an increase in the average fuel price.
Administrative and General. Administrative and general expenses were $0.3 million higher in the Current Quarter primarily due to increases in professional services fees and other general and administrative costs.
Depreciation and Amortization. Depreciation and amortization expense was $0.2 million lower in the Current Quarter primarily due to the sale of helicopters and assets that became fully depreciated subsequent to the Prior Year Quarter.
Gains (Losses) on Asset Dispositions, Net. In the Current Quarter, the Company sold three light twin helicopters and two hangar facilities for cash proceeds of $9.3 million, resulting in net gains of $0.8 million. There were no significant asset dispositions in the Prior Year Quarter.
Litigation Settlement Proceeds. The Company received litigation settlement proceeds of $42.0 million in the Prior Year Quarter.
Operating Income. Operating income as a percentage of revenues was 3% in the Current Quarter compared to 76% in the Prior Year Quarter. The decrease in operating income as a percentage of revenues was primarily due to litigation settlement proceeds recognized in the Prior Year Quarter.
Interest Income. Interest income was $0.2 million higher in the Current Quarter primarily due to higher cash balances and interest earned on the Company’s sales-type leases.
Foreign Currency Losses, net. Foreign currency losses were $0.6 million higher in the Current Quarter primarily due to the strengthening of the U.S. dollar relative to the Brazilian real.
Income Tax Expense. Income tax expense was $7.3 million lower in the Current Quarter primarily due to the recognition of litigation settlement proceeds in the Prior Year Quarter.
Equity Earnings (loss), net of tax. The Company had no equity earnings to recognize in the Current Quarter. Equity earnings in the Prior Year Quarter related to the Company’s Dart Holding Company Ltd. (“Dart”) joint venture.
Current Nine Months compared to Prior Nine Months
Operating Revenues. Operating revenues were $4.0 million lower in the nine months ended September 30, 2019 (the “Current Nine Months”) compared to the nine months ended September 30, 2018 (the “Prior Nine Months”).
Operating revenues from oil and gas operations in the U.S. were $7.9 million lower in the Current Nine Months. Operating revenues from medium, single engine, and light twin helicopters were $4.8 million, $1.9 million and $1.8 million lower, respectively, primarily due to lower utilization. These decreases were partially offset by higher revenues from heavy helicopters of $1.0 million primarily due to higher utilization. Miscellaneous revenues were $0.4 lower primarily due to the sale of helicopter parts in the Prior Nine Months.

Operating revenues from international oil and gas operations were $0.6 million lower in the Current Nine Months. Operating revenues in Suriname were $1.1 million lower primarily due to the end of contracts. Operating revenues in Colombia were $0.7 million lower primarily due to lower utilization. These decreases were partially offset by higher operating revenues in Brazil of $1.1 million primarily due to increased utilization, partially offset by the strengthening of the U.S. dollar relative to the Brazilian real.
Revenues from dry-leasing activities were $3.6 million higher in the Current Nine Months primarily due to the commencement of new contracts subsequent to the Prior Nine Months.
Operating revenues from emergency response services were $1.0 million higher primarily due to the commencement of new contracts subsequent to the Prior Nine Months.
Operating Expenses. Operating expenses were $0.5 million higher in the Current Nine Months. Repairs and maintenance expenses were $3.0 million higher primarily due to a $3.1 million increase in PBH expense, an increase related to the timing of repairs of $0.9 million, and the recognition of a lease return credit of $0.4 million in the Prior Nine Months, partially offset by an increase in the recognition of vendor credits of $1.4 million in the Current Nine Months. Other operating expenses were $1.0 million lower primarily due to the recognition of $0.5 million in penalties on the cancellation of two helicopter purchase agreements in the Prior Nine Months and a decrease in part sales and other costs. Personnel costs were $0.5 million lower primarily due to a reduction in headcount, partially offset by increased training costs. Insurance expense was $0.5 million lower primarily due to reductions in operating fleet count during and subsequent to the Prior Nine Months. Leased-in equipment expenses were $0.4 million lower due to the end of helicopter leases.
Administrative and General. Administrative and general expenses were $8.8 million lower in the Current Nine Months primarily due to the absence of professional services fees related to litigation that has now been settled, partially offset by an increase in compensation costs.
Depreciation and Amortization. Depreciation and amortization expense was $1.7 million lower in the Current Nine Months primarily due to the sale of helicopters and assets that became fully depreciated subsequent to the Prior Nine Months.
Gains/(Losses) on Asset Dispositions, Net. In the Current Nine Months, the Company sold three light twin helicopters and two hangar facilities for cash proceeds of $9.3 million and disposed of other immaterial assets, resulting in net gains of $0.7 million. In the Prior Nine Months, the Company sold its flightseeing assets in Alaska (which consisted of eight single engine helicopters, two operating facilities, and related property and equipment), two additional single engine helicopters, two light twin helicopters, seven heavy helicopters, one medium helicopter and other equipment for proceeds of $29.5 million and receivables of $14.3 million, resulting in net gains of $2.3 million.
Litigation Settlement Proceeds. The Company received litigation settlement proceeds of $42.0 million in the Prior Nine Months.
Operating Income (Loss). Operating loss as a percentage of revenues was 2% in the Current Nine Months compared to operating income as a percentage of revenue of 20% in the Prior Nine Months. The decrease in operating income as a percentage of revenues was primarily due to litigation settlement proceeds recognized in the Prior Nine Months.
Interest Income. Interest income was $1.4 million higher in the Current Nine Months primarily due to interest earned on the Company’s sales-type leases and higher cash balances.
Interest Expense. Interest expense was $1.3 million lower in the Current Nine Months due to lower debt balances and the write-off of deferred debt issuance costs related to the amendment of the Company’s Amended and Restated Senior Secured Revolving Credit Facility in the Prior Nine Months.
Loss on Sale of Investment. During the Current Nine Months, the Company disposed of corporate securities resulting in a loss of $0.6 million.
Foreign Currency Losses, net. Foreign currency losses were $0.5 million lower in the Current Nine Months. Foreign currency losses in both periods were primarily due to the strengthening of the U.S. dollar relative to the Brazilian real.
Income Tax Expense. Income tax expense was $0.3 million in the Current Nine Months primarily due to the sale of the Dart joint venture. Income tax expense was $4.5 million in the Prior Nine Months primarily due to litigation settlement proceeds.
Equity Earnings, net of tax. Equity earnings were $8.4 million higher due to the recognition of gains on the sale of the Dart joint venture in the Current Nine Months.

Fleet Count
The following shows details of our helicopter fleet as of September 30, 2019. We own and control all 105 of our helicopters.

	Helicopters	Max. Pass.(1)	Cruise Speed (mph)	Approx. Range (miles)	Average Age (years)
Heavy:
S92	4	19	175	620	3
H225	1	19	162	582	11
AW189	4	16	173	490	3
	9

Medium:
AW139	36	12	173	426	10
S76 C+/C++	5	12	161	348	13
B212	5	11	115	299	40
	46

Light—twin engine:
A109	7	7	161	405	13
EC135	10	7	138	288	10
BO105	3	4	138	276	30
	20

Light—single engine:
A119	13	7	161	270	13
AS350	17	5	138	361	22
	30
Total Fleet	105				14
____________________

(1)	In typical configuration for our operations.
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
Summary of Cash Flows

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$19,845	$50,352
Investing activities	45,900	23,855
Financing activities	(8,797)	(42,964)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	35	(445)
Net increase in cash, cash equivalents and restricted cash	$56,983	$30,798

Operating Activities
Cash flows provided by operating activities decreased by $30.5 million in the Current Nine Months compared to the Prior Nine Months. The components of cash flows provided by operating activities during the Current Nine Months and Prior Nine Months were as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Operating income before depreciation and gains (losses) on asset dispositions, net	$23,732	$61,441
Changes in operating assets and liabilities before interest and income taxes	(1,170)	(6,593)
Interest paid, net of capitalized interest of $0 and $97 in 2019 and 2018, respectively	(6,690)	(7,770)
Interest received	2,415	610
Income taxes paid	(1,255)	(63)
Other	2,813	2,727
Total cash flows provided by operating activities	$19,845	$50,352
Operating income before depreciation and gains on asset dispositions, net was $37.7 million lower in the Current Nine Months compared to the Prior Nine Months primarily due to litigation settlement proceeds in the Prior Nine Months.
During the Current Nine Months, changes in operating assets and liabilities before interest and income taxes used cash flows of $1.2 million primarily due to a decrease in accounts payable and an increase in prepaid expenses. During the Prior Nine Months, changes in operating assets and liabilities before interest and income taxes used cash flows of $6.6 million primarily due to a decrease in accounts payable.
Interest paid, net of capitalized interest, was $1.1 million lower in the Current Nine Months primarily due to lower debt balances.
Interest received was $1.8 million higher in the Current Nine Months primarily due to interest earned on the Company’s sales-type leases and higher cash balances.
Income taxes paid in the Current Nine Months were $1.2 million higher.
Investing Activities
During the Current Nine Months, net cash provided by investing activities was $45.9 million primarily as follows:

•	Net proceeds from the sale of equity investees were $34.7 million.

•	Proceeds from the disposition of property and equipment were $9.3 million.

•	Proceeds from the sale of investments were $4.4 million.

•	Net principal payments received from equity investees and third parties were $7.7 million.

•	Capital expenditures were $5.2 million, which consisted primarily of spare helicopter parts and leasehold improvements.

•	Purchase of investments was $5.0 million.
During the Prior Nine Months, net cash provided by investing activities was $23.9 million primarily as follows:

•	Proceeds from the disposition of property and equipment were $29.5 million.

•	Net principal payments received from equity investees and third parties were $1.0 million.

•	Dividends received from equity investees were $1.0 million.

•	Capital expenditures were $7.7 million, which consisted primarily of helicopter acquisitions, spare helicopter parts, and leasehold improvements.

Financing Activities
During the Current Nine Months, net cash used in financing activities was $8.8 million primarily as follows:

•	Proceeds from share award plans were $1.1 million.

•	Purchases of treasury shares were $7.7 million.

•	Principal payments on long-term debt were $1.5 million.

•	Extinguishment of a portion of the 7.750% Senior Notes was $0.7 million.
During the Prior Nine Months, net cash used in financing activities was $43.0 million primarily as follows:

•	Proceeds from share award plans were $0.9 million.

•	Principal payments on long-term debt, including our Revolving Credit Facility, were $42.6 million.

•	Long-term debt issuance costs were $1.3 million, incurred in connection with the amendment of the Revolving Credit Facility.
Unfunded Capital Commitments
As of September 30, 2019, we had unfunded capital commitments of $78.2 million, consisting primarily of agreements to purchase helicopters, including three AW189 heavy helicopters and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered in 2020 and 2021. Delivery dates for the AW169 helicopters have yet to be determined. These commitments are payable beginning in 2020 through 2021, and all of the commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability to us other than aggregate liquidated damages of $2.1 million. In addition, we had outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery in 2021 and 2022.
If we do not exercise our rights to cancel these capital commitments, we expect to finance the remaining acquisition costs for these helicopters through a combination of cash on hand, cash provided by operating activities, asset sales and borrowings under our Revolving Credit Facility.
Short and Long-Term Liquidity Requirements
We anticipate that we will generate positive cash flows from operating activities and that these cash flows will be adequate to meet our working capital requirements. During the nine months ended September 30, 2019, our cash provided by operating activities was $19.8 million. To support our capital expenditure program and/or other liquidity requirements, we may use any combination of operating cash flow, cash balances or proceeds from sales of assets, issue debt or equity, or borrowings under our Revolving Credit Facility.
Our availability of long-term liquidity is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, debt service, capital expenditures and a reasonable return on investment. Management will continue to closely monitor our liquidity and the credit markets.
Off-Balance Sheet Arrangements
On occasion, we and our partners will guarantee certain obligations on behalf of our joint ventures. As of September 30, 2019, we had no such guarantees in place. As of September 30, 2019, we had standby letters of credit totaling $0.7 million.
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
The aggregate amount at issue for the Tax Disputes is $13.3 million. The Municipal Tax Disputes are the largest contributor to the total amount being sought from Aeróleo, with approximately $9.9 million at issue.

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
We continue to evaluate and assess various legal strategies for each of the Tax Disputes and the Civil Disputes. As is customary for certain legal matters in Brazil, Aeróleo has already deposited amounts as security into an escrow account to pursue further legal appeals in several of the Tax Disputes and the Civil Disputes. As of September 30, 2019, we have deposited $5.1 million into escrow accounts controlled by the court with respect to the Tax Disputes and the Civil Disputes, and we have fully reserved such amounts subject to final determination and the judicial release of such escrow deposits. These estimates are based on our assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intentions and experience. Aeróleo plans to defend the cases vigorously. As of September 30, 2019, it is not possible to determine the outcome of the Tax Disputes or the Civil Disputes, but we do not expect that an outcome would have a material adverse effect on our business, financial position or results of operations.
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
As of September 30, 2019, we had non-U.S. dollar denominated capital purchase commitments of €71.7 million ($78.2 million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. dollar equivalent of the non-hedged purchase commitments by $7.8 million. As of September 30, 2019, our Brazilian subsidiary maintained a non-U.S. dollar denominated working capital balance of R$32.2 million ($7.8 million). An adverse change of 10% in the underlying foreign currency exchange rate would reduce our working capital balance by $0.7 million.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2019. Based on their evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Material Weaknesses in Internal Control Over Financial Reporting
None.
Changes in Internal Controls Over Financial Reporting
During the three months ended September 30, 2019, there were no changes in our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
None.
ITEM 1A.     RISK FACTORS
For a detailed discussion of our risk factors, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the three months ended September 30, 2019:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	188,553	$8.45	188,553	$15,298,578
August 1, 2019 - August 31, 2019	—	$—	—	$15,298,578
September 1, 2019 - September 30, 2019(1)	2,786	$9.63	—	$15,298,578
____________________
(1) Shares purchased in connection with the surrender of shares by employees to satisfy certain tax withholding obligations. These repurchases are not a part of our publicly announced plan and do not affect our Board-approved share repurchase program.

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

Era Group Inc. (Registrant)

DATE:	November 5, 2019	By:	/s/ Jennifer D. Whalen
Jennifer D. Whalen, Senior Vice President, Chief Financial Officer