Form 10-K
period 2019-12-31
ERA GROUP INC.
filed 2020-03-06
CIK 1525221

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-35701
Era Group Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware	72-1455213
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

945 Bunker Hill Rd., Suite 650 Houston, Texas	77024
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code (713) 369-4700

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	ERA	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2019 was $165,841,095. The total number of shares of Common Stock, par value $0.01 per share, outstanding as of March 2, 2020 was 21,310,613. The Registrant has no other class of common stock outstanding.

ERA GROUP INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others:

•	risks related to the Company’s recently announced combination (“the Merger”) with Bristow Group Inc. (“Bristow”), including:

◦	the ability of Bristow and the Company to obtain necessary shareholder approvals,

◦	the ability to satisfy all necessary conditions on the anticipated closing timeline or at all,

◦	the outcome of any legal proceedings, regulatory proceedings or enforcement matters that may be instituted relating to the Merger,

◦	conditions imposed in order to obtain required regulatory approvals for the Merger,

◦	the costs incurred to consummate the Merger,

◦	the possibility that the expected synergies from the Merger will not be realized,

◦	difficulties related to the integration of the two companies,

◦	disruption from the anticipated Merger making it more difficult to maintain relationships with customers, employees, regulators or suppliers, and

◦	the diversion of management time and attention to the anticipated combination;

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
Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us” and the “Company” refer to Era Group Inc. and its consolidated subsidiaries. “Era Group” refers to Era Group Inc., incorporated in 1999 in Delaware. “Common Stock” refers to the common stock, par value $0.01 per share, of Era Group. The Company’s fiscal year ended on December 31, 2019. Era Group’s principal executive office is located at 945 Bunker Hill Rd., Suite 650, Houston, Texas 77024, and its telephone number is (713) 369-4700. Era Group’s website address is www.erahelicopters.com. The reference to Era Group’s website is not intended to incorporate the information on the website into this Annual Report on Form 10-K.
General
We are one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the United States (“U.S.”), which is our primary area of operations. Our helicopters are primarily used to transport personnel to, from and between offshore oil and gas production platforms, drilling rigs and other installations. In the years ended December 31, 2019, 2018 and 2017, approximately 66%, 71% and 66%, respectively, of our total operating revenues were earned in the U.S.  In the same periods, approximately 34%, 29% and 34%, respectively, of total operating revenues were earned in international locations. In addition to the U.S., we currently have customers in Brazil, Chile, Colombia, India, Mexico, Spain and Suriname.
The primary users of our helicopter services are international, independent and major integrated oil and gas exploration, development and production companies. Our customers include Anadarko Petroleum Corporation (“Anadarko”), Petroleo Brasileiro S.A. (“Petrobras”) and the Bureau of Safety and Environmental Enforcement (“BSEE”), a U.S. government agency. In the years ended December 31, 2019, 2018 and 2017, approximately 91%, 95% and 91%, respectively, of our operating revenues were derived from helicopter services, including emergency response services, provided to customers primarily engaged in offshore oil and gas exploration, development and production activities and U.S. government agencies that oversee these activities. Accordingly, our results of operations are, to a large extent, tied to the level of offshore exploration, development and production activity by oil and gas companies in the Americas, including the U.S. Gulf of Mexico and Brazil. In addition to serving the oil and gas industry, among other activities, we provide utility services to support pipeline survey activities.
We also lease helicopters to third parties and foreign affiliates and, for some lessees, provide services such as logistical and maintenance support, training and flight and maintenance crews in addition to the helicopters. These third parties and affiliates in turn provide helicopter services to customers in their local markets, many of which include oil and gas exploration, development and production companies. Under these leasing arrangements, operational responsibility is typically assumed by the lessee, eliminating, in large part, the need for us to incur the investment costs for infrastructure in the location the helicopters are utilized.
In certain countries where we believe it is beneficial to access the local market for offshore helicopter support, we conduct our operations through subsidiaries, strategic alliances with foreign partners or through joint ventures with local shareholders. In Brazil, we own Aeróleo Taxi Aéreo S/A (“Aeróleo”), a helicopter transport service provider to the offshore oil and gas industry headquartered in Rio de Janeiro, Brazil. In Colombia, we own a 75% interest in Sicher Helicopters SAS (“Sicher”), a leading helicopter operator based in Bogota, Colombia with a strong presence in the existing onshore oil and gas market. Both Aeróleo and Sicher are consolidated in our financial statements.
Combination with Bristow Group Inc.
On January 23, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bristow Group Inc. (“Bristow”) and Ruby Redux Merger Sub, Inc., a direct wholly-owned subsidiary of ours (“Merger Sub”), pursuant to which Merger Sub will merge with and into Bristow, with Bristow continuing as the surviving corporation and direct wholly-owned subsidiary of Era Group (the “Merger”). Following the Merger, we intend to change our name to Bristow Group Inc. (the “Combined Company”), and our common stock will remain listed on the New York Stock Exchange. Christopher Bradshaw, our President and Chief Executive Officer, will serve as the President and Chief Executive Officer of the Combined Company.
The Merger is expected to close in the second half of 2020, subject to satisfaction of customary closing conditions. Upon completion of the Merger, former Bristow stockholders are expected to own approximately 77% of the Combined Company, and Era stockholders are expected to own 23% of the Combined Company.
The strategic rationale for the combination, includes:

•	A strong cultural alignment with uncompromising commitment to safety;

•	Global leadership in offshore helicopter operations with significant presence in key regions, supplemented by stable government services revenue;

•	Increased fleet size and diversity with a complementary fleet mix that allows the Combined Company to optimally service customers;

•	Enhanced customer and end-market diversification;

•	Significant, sustainable cost savings, including highly achievable synergies that have already been identified;

•	The creation of a financially stronger company; and

•	An organization led by industry veterans with proven track record of capital discipline, protecting stakeholder value and generating free cash flow through industry cycles.
In connection with the Merger, we announced that our Board of Directors has authorized a special stock repurchase program that would allow for the purchase of up to $10 million of our common stock from time to time prior to the mailing of the joint proxy statement/prospectus for the Merger, subject to market conditions.
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

As of December 31, 2019, we owned a total of 103 helicopters, consisting of nine heavy helicopters, 44 medium helicopters, 20 light twin engine helicopters and 30 light single engine helicopters. We had commitments to purchase eight new helicopters consisting of three AW189 helicopters and five AW169 helicopters. The AW189 helicopters are scheduled to be delivered in 2020 and 2021. Delivery dates for the AW169 helicopters have not been determined. In addition, we have outstanding options to purchase up to an additional ten AW189 helicopters. If these options were exercised, the helicopters would be delivered in 2021 and 2022.
As of December 31, 2019, 75 of our helicopters were located in the U.S. and 28 were located in foreign jurisdictions. We own and control all 103 of our helicopters.

The following table identifies the types of helicopters that comprise our fleet and the number of those helicopters in our fleet as of December 31, 2019.

	Helicopters	Max. Pass.(1)	Cruise Speed	Approx. Range	Average Age
			(mph)	(miles)	(years)
Heavy:
S92	4	19	175	620	4
H225	1	19	162	582	12
AW189	4	16	173	490	3
	9

Medium:
AW139	36	12	173	426	10
S76 C+/C++	5	12	161	348	13
B212	3	11	115	299	38
	44

Light—twin engine:
A109	7	7	161	405	14
EC135	10	7	138	288	10
BO105	3	4	138	276	30
	20

Light—single engine:
A119	13	7	161	270	13
AS350	17	5	138	361	22
	30
Total Fleet	103				14
_______________

(1)	In typical configuration for our operations.

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
Aviation Operating Certificates
In the U.S., and some foreign jurisdictions, we provide and operate helicopters under contracts using a Federal Aviation Administration (“FAA”) issued Part 135 Air Operator’s Certificate (“AOC”) for a variety of activities, primarily offshore oil and gas exploration, development and production, emergency response services and utility services. For operating contracts, we are required to provide a complete support package including flight crews, helicopter maintenance and management of flight operations.
In international markets, local regulatory requirements may require us to partner with another operator, through an alliance or joint venture, who maintains an AOC complaint with the local regulatory requirements. When we lease helicopters to customers that operate them on their own AOC, our customers generally handle all the operational support except where our contracts require us to provide limited operational support, which may consist of helicopter technical support, personnel and/or training.

Markets
The current principal markets for our transportation and emergency response services to the offshore oil and gas exploration, development and production industry are in the U.S. Gulf of Mexico, Brazil, Colombia and Suriname. In addition, we currently have customers in Chile, India, Mexico and Spain.
Demand for helicopters in support of offshore oil and gas exploration, development and production, both in the U.S. and internationally, is affected by the level of offshore exploration and drilling activities. Activity levels in the offshore oil and gas industry, in turn, are affected by prevailing oil and gas prices, expectations about future prices, price volatility, long-term trends in oil and gas prices and capital spending decisions by oil and gas companies. Historically, the prices for oil and gas and, consequently, the level of activity in the offshore oil and gas industry, have been volatile and subject to wide fluctuations in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control, including but not limited to:

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
For the years ended December 31, 2019, 2018 and 2017, our revenues from U.S. markets represented 66%, 71% and 66% of our revenues, respectively, and revenues from our international markets represented 34%, 29% and 34% of our revenues, respectively.
U.S. Markets. We are one of the largest suppliers of helicopter services in the U.S. Gulf of Mexico, which is a major offshore oil and gas exploration, development and production region and one of the largest oil and gas aviation markets in the world. We operate from 11 bases in this region. Our client base in the U.S. Gulf of Mexico consists primarily of international, independent and major integrated oil and gas companies and the U.S. government. In addition to the quality and location of our operating bases, our strengths in this region include our personnel, advanced proprietary flight-following and operational systems and our maintenance operations.
International Markets. We actively market our services globally and currently have customers in Brazil, Chile, Colombia, India, Mexico, Spain and Suriname.
Brazil. Brazil has one of the largest deepwater offshore exploration, development and production areas in the world. In 2011, we acquired a 50% economic interest and 20% voting interest in Aeróleo. In the fourth quarter of 2019, we purchased the remaining economic and voting interests from our partner in Aeróleo, making it a wholly-owned subsidiary. Aeróleo currently operates from a network of three operating bases located strategically in Brazil.
Colombia. In 2015, we acquired a 75% interest in Sicher. Sicher provides helicopter services to Colombia’s existing onshore and expanding offshore oil and gas market.
Latin America. In addition to our operations in Brazil and Colombia, we operate helicopters in Suriname, and we lease helicopters and provide technical support to an operator in Mexico.
India. In India, we lease helicopters and provide technical support to an operator serving the offshore oil and gas industry.
Chile and Spain. We lease helicopters to an operator in Chile and Spain.
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

Customers and Contractual Arrangements
Our principal customers in the markets in which we operate are international, independent and major integrated oil and gas exploration, development and production companies. In the U.S. Gulf of Mexico, we also provide helicopter transportation services to BSEE. Our leasing customers are typically other helicopter operators that operate our leased helicopters under their AOCs and retain the operating risk. These companies in turn provide helicopter transportation services primarily to oil and gas companies. As of December 31, 2019, approximately 12% of our helicopters were utilized in support of these leasing activities.
During the year ended December 31, 2019, our top ten customers accounted for approximately 92% of total revenues. During each of the years ended December 31, 2019, 2018 and 2017, each of Anadarko, Petrobras and BSEE accounted for 10% or more of our total revenues.
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
Competitive Conditions
The helicopter industry is highly competitive. Customers tend to rely heavily on existing relationships and seek operators with established safety records and knowledge of the operating environment. In most instances, an operator must have an acceptable safety record, demonstrated reliability and suitable equipment to bid for work. Upon bidders meeting these criteria, customers typically make their final choice based on helicopter preference, aircraft availability, the quality and location of operating bases, customer service and price. Customers may also fulfill their needs by establishing their own flight departments or by facilitating the entry of a new operator in the regions where we operate.
In the U.S. Gulf of Mexico, we have many competitors, including, among others, PHI, Inc. (“PHI”), Bristow, Rotorcraft Leasing Company LLC and Westwind Helicopters. Some oil and gas customers in the U.S. Gulf of Mexico operate their own helicopter fleets, in addition to smaller companies that offer services similar to ours. In international regions, we have several major competitors depending on the region. Our primary competitors in Brazil, among others, include, Lider Aviação Holding S.A., OMNI Táxi Aéreo Ltda., and CHC Brazil.
Our leasing business competes against financial leasing companies such as Lease Corporation International (Aviation) Limited (“LCI”), Lobo Leasing Limited (“Lobo”), Macquarie Rotocraft Leasing Limited (“Macquarie”) and Milestone Aviation Group Limited (“Milestone”) a subsidiary of GE Capital Aviation Services (“GECAS”). We also offer emergency response and utility services in various regions, as do other operators. The Coast Guard is another alternative for a customer in need of emergency response services in the U.S.
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

Helicopters operating in the U.S. are subject to registration, and their owners are subject to citizenship requirements under the Federal Aviation Act. This Act generally requires that before a helicopter may be legally operated for profit in the U.S., it must be owned by citizens of the U.S., which, in the case of a corporation, means a corporation: (i) organized under the laws of the U.S. or of a state, territory or possession thereof, (ii) of which at least 75% of its voting interests are owned or controlled by persons who are “U.S. citizens” (as defined in the Federal Aviation Act and regulations promulgated thereunder), and (iii) of which the president and at least two-thirds of the board of directors and managing officers are U.S. citizens. We have adopted provisions in our amended and restated Certificate of Incorporation to ensure compliance with the regulations of the FAA.
In Brazil, an operator must be licensed by the National Agency for Civil Aviation.  Following recent changes in Brazilian law that eliminated the requirement that an operator be “controlled” by nationals of Brazil, the Company acquired the interests of its former partner in Aeróleo and now owns 100% of Aeróleo.  Any change in the licensing requirements could affect the licenses of Aeróleo. Our ability to conduct our helicopter operating business in Brazil is dependent on our ability to maintain Aeróleo’s licenses and AOC.
In Colombia, the Civil Aviation Authority, Aeronautical Civil (“Aerocivil”), is the governmental entity which regulates the air transportation in the country. Operators must be approved by this entity and regulated under the Colombian Aviation Regulations. Operators must have an AOC issued by the Aerocivil complying with all the regulatory matters and subject to frequent revisions and monitoring. Sicher operates under its AOC, issued in August 2008.
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
In addition, our customers in the oil and gas exploration, development and production industry are affected by environmental laws and regulations that may restrict their activities and may result in reduced demand for our services.
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

Safety, Industry Hazards and Insurance
The safety of our passengers and the maintenance of a safe working environment for our employees is our number one core value and highest operational priority. We have a strong safety culture throughout our organization that is sponsored by our President and Chief Executive Officer, who is responsible for setting the tone at the top. We strive to exceed the stringent safety and performance audit standards set by aviation regulatory bodies and our customers, and we are a founding member of HeliOffshore, a collective group of industry participants who seek to promote safer operations.
Our safety, legal and compliance departments oversee our compliance with government regulations, customer safety requirements and safety standards within our organization, the standardization of our base operating procedures and the proper training of our employees. A key to maintaining our strong safety record is having highly qualified, experienced and well-trained employees. We conduct extensive training and develop, implement, monitor and continuously improve our safety programs to promote a safe working environment and minimize hazards.
We target zero accidents and injuries in the workplace. Helicopter operations are potentially hazardous and may result in incidents or accidents. Hazards such as adverse weather conditions, collisions, fires and mechanical failures may result in death or injury to personnel, damage to equipment and other environmental or property damage.
We have implemented a safety program that includes, among many other features, (i) transition and recurrent training using full-motion flight simulators and other flight training devices, (ii) a FAA approved flight data monitoring program (“FDM”) and (iii) health and usage monitoring systems (“HUMS”), which automatically monitor and report on vibrations and other anomalies on key components of certain helicopters in our fleet.
Segments
We have determined that our operations comprise a single segment. Helicopters are highly mobile and may be utilized in any of our service lines as business needs dictate.
Employees
As of December 31, 2019, we employed 707 individuals, including 205 pilots and 219 mechanics. We consider our relations with our employees to be good. Certain of our employees in Brazil (approximately 26% of our total workforce) are covered by union or other collective bargaining agreements. If we are involved in any disputes over the terms of these collective bargaining agreements and are unable to negotiate acceptable contract terms with the unions that represent our employees, it could result in strikes, work stoppages or other slowdowns, higher labor costs or other conditions that could materially adversely affect our business, financial condition and results of operations.
Where You Can Find More Information
We are required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). Unless otherwise stated herein, these filings are not deemed to be incorporated by reference in this report. All of our filings with the SEC will be available once filed, free of charge, on our website, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Form DEF-14A and any amendments to those reports. These reports and amendments will be available on our website as soon as reasonably practicable after we electronically file the reports or amendments with the SEC. The reference to our website is not intended to incorporate the information on the website into this Annual Report on Form 10-K. These reports and filings are also available on the SEC's website at www.sec.gov. In addition, our Corporate Governance Guidelines and other policies, and the Board of Directors’ Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee charters are available, free of charge, on our website or in print for stockholders.

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
In the years ended December 31, 2019, 2018 and 2017, approximately 91%, 95% and 91%, respectively, of our operating revenues were generated by providing services to companies primarily engaged in offshore oil and gas exploration, development and production activities. Additionally, our leasing customers typically provide services to oil and gas companies in their respective local markets. As a result, demand for our services and utilization of our fleet, and thereby our revenue, profitability and results of operations, are significantly impacted by levels of activity in the offshore oil and gas industry. These levels of activity have historically been volatile, and the volatility is likely to continue in future periods. Activity levels in the offshore oil and gas industry are significantly affected by prevailing oil and gas prices, expectations about future prices, price volatility and long-term trends in oil and gas prices. Historically, the prices for oil and gas, and consequently, the levels of activity in the offshore oil and gas exploration, development and production sectors, have been subject to wide fluctuations in response to changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control, such as:

•	general economic conditions;

•	actions of the OPEC and other oil producing countries to control prices or change production levels;

•	the price and availability of alternative fuels;

•	assessments of offshore drilling prospects compared with land-based opportunities that do not generally require our services, including new or non-traditional sources such as oil sands and shale;

•	the costs of exploration, development and production and delivery of oil and natural gas offshore;

•	expectations about future supply and demand for oil and gas;

•	advances in exploration, development and production technology;

•	availability and rates of discovery of new oil and natural gas reserves in offshore areas, as well as on land;

•	federal, state, local and international political conditions, and policies including those with respect to local content requirements and the exploration and development of oil and gas reserves;

•
uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in the Middle East or other geographic areas, or acts of terrorism in the U.S. or elsewhere;

•	technological advancements affecting exploration, development and production of oil and gas and energy consumption;

•	weather conditions, natural disasters, pandemics and other similar phenomena;

•	government regulation, including environmental regulation and drilling regulation, permitting and concessions;

•	regulation of drilling activities and the availability of drilling permits and concessions and environmental regulation; and

•
the ability of oil and natural gas companies to generate funds or otherwise obtain capital required for offshore oil and gas exploration, development and production and their capital expenditures budgets.

Oil and natural gas prices decreased significantly since the market downturn began in 2014.  While oil prices have rebounded from the low of $26 a barrel, prices remain well below levels realized prior to the downturn. During this period, when oil prices for much of the time were below $60 a barrel, demand for our services and utilization of our fleet was significantly reduced, which has adversely affected our business, financial condition and results of operations. We cannot predict future oil and gas price movements. Any continuation of the lower oil and gas price environment or exacerbation thereof could further depress the level of helicopter activity in support of exploration and, to a lesser extent, production activity, which could have a material adverse effect on our business, financial condition, and results of operations. No assurance can be given that lower oil and gas prices will not continue to adversely affect offshore exploration or production operations, or that our operations will not continue to be adversely affected.
Unconventional crude oil and natural gas sources and improved economics of producing natural gas and oil from such sources has and could continue to exert downward pricing pressures.
The level of activity in offshore oil and gas exploration, development and production is affected by the relative economics of and resultant level of activity in land-based oil and gas exploration, development and production.  In recent years, there has been a significant focus on and increase in production from land-based North American shale reservoirs, which has been facilitated by hydraulic fracturing and other technologies.  The availability of more economical oil and gas reserves, including, if applicable, land-based North American shale reservoirs, could have a material adverse effect on our business, financial condition and results of operations.
The offshore helicopter services industry is cyclical.
The offshore helicopter services industry has historically been cyclical and is affected by the volatility of oil and gas price levels, fluctuations in government programs, regulatory initiatives and spending and general economic conditions. There have been, and in the future may continue to be, periods of high demand followed by periods of low demand for our services. Changes in commodity prices can have a significant effect on demand for our services, and periods of low activity intensify price competition in the industry and could result in our helicopters being idle, or operating at reduced margins, for long periods of time. A further downturn in oil and natural gas prices, or increased regulation containing onerous compliance requirements is likely to cause a substantial decline in expenditures for exploration, development and production activity, which could result in a decline in demand and lower rates for our services. Similarly, the government agencies with which we do business could face budget cuts, funding deficits or limits on spending, which would also result in a decline in demand and lower rates for our services. These changes could materially adversely affect our business, financial condition and results of operations.
We rely on a limited number of customers for a significant share of our revenues, the loss of any of which could materially adversely affect our business, financial condition and results of operations.
We derive a significant portion of our revenues from a limited number of oil and gas exploration, development and production companies and government agencies. Specifically, services provided to Anadarko, Petrobras and U.S. government agencies accounted for approximately 28%, 21% and 14% of our revenues, respectively, for the year ended December 31, 2019. The portion of our revenues attributable to any single customer may change over time, depending on the level of activity by any such customer, our ability to meet the customer’s needs and other factors, many of which are beyond our control. The loss or reduction of business from any of our significant customers, if not offset by sales to new or existing customers, could have a material adverse effect on our business, financial condition and results of operations.
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
Consolidation of and asset sales by, our customer base could materially adversely affect demand for our services and reduce our revenues.
Many of our customers are international, independent and major integrated oil and gas exploration, development and production companies. In recent years, these companies have undergone substantial consolidation and engaged in sales of specific assets, and additional consolidation and asset sales are possible. In addition, since 2014 there have been a significant number of bankruptcy filings, consolidations and asset sales in the oil and gas exploration, development and production industry. Consolidation results in fewer companies to charter or contract for our services. In the event one of our customers combines with, or sells assets to, a company that is using the services of one of our competitors, the combined or successor company could decide to use the services of that competitor or another provider. Further, merger activity among both major and independent oil and natural gas companies affects exploration, development and production activity as the consolidated companies often put projects on hold while integrating operations. Consolidation may also result in an exploration and development budget for a combined company that is lower than the total budget of both companies before consolidation and increased bargaining leverage as the number of available customers decreases and the sizes of combined companies increase. Reductions in the budgets of oil and gas companies could adversely affect demand for our services that could result in a material adverse effect on our business, financial condition and results of operations.

Our customers include U.S. government agencies that are dependent on budget appropriations, which may fluctuate and, as a result, limit their ability to use our services.
U.S. government agencies, consisting primarily of BSEE, are among our key customers and accounted for approximately 14% of our revenues for the year ended December 31, 2019. Government agencies receive funding through budget appropriations, which are determined through the political process, and as a result, funding for the agencies with which we do business may fluctuate. In recent years, there has been increased Congressional scrutiny of discretionary program spending by the U.S. government in light of concerns over the size of the national debt and lawmakers have discussed the need to cut or impose caps on discretionary spending, which could result in budget cuts to federal agencies to which we provide services. If any of these agencies, and in particular BSEE, experience reductions in its budgets or if it change its spending priorities, its ability or willingness to spend on helicopter services may decline, and it may substantially reduce or cease using our services, which could have a material adverse effect on our business, financial condition and results of operations. In addition, a prolonged shutdown of the federal government would, in turn, cause a shutdown of these agencies which could have an adverse effect on our business and results of operations.
Our industry is subject to intense competition.
The helicopter industry is highly competitive. Contracting for helicopter services is often done through a competitive bidding process among those operators having an acceptable safety record, demonstrated reliability, requisite equipment for the job and sufficient resources to provide coverage when primary equipment comes out of service for maintenance. Customers typically make their final choice based on helicopter preference, quality and location of facilities, customer service, safety record and price. If we are unable to satisfy the criteria to participate in bids or are otherwise unable to compete effectively, our business, financial condition and results of operations could be materially and adversely affected.
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
We compete against a number of helicopter operators, including other major global helicopter operators such as PHI, Bristow and CHC Group Ltd. Other global operators who compete against us include Babcock, Weststar, Omni and NHV. In the U.S., we face competition for business in the oil and gas industry from various operators, including: PHI, Bristow, Rotorcraft Leasing Company, LLC and Westwind Helicopters, among others. In our international markets, we also face competition from local operators in countries where foreign regulations may require that contracts be awarded to local companies owned or controlled by nationals or from operators that are more recognized in some of those markets. There can be no assurance that our competitors will not be successful in capturing a share of our present or potential customer base. We also face potential competition from customers that establish their own flight departments, smaller operators with access to capital that can expand their fleets and operate more sophisticated and costly equipment and global operators that might further expand their operations in areas where we are currently operating. In addition, helicopter leasing companies, such as LCI, Lobo, Macquarie and Milestone (a division of GECAS), as well as other financial institutions that participate in the aircraft leasing space, provide offerings that compete with, and could capture a share of, our leasing opportunities to third parties. Our competitors with lower capital costs, including those that may enter bankruptcy and emerge with a more efficient capital structure and lower operating costs, may benefit from a competitive advantage permitting them to offer lease rates for helicopters and/or services that are more attractive than those we can offer. We also offer emergency response and utility services in various regions, as do other operators. The Coast Guard is another alternative for a customer in need of emergency response services.
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

We have limited flexibility to negotiate terms in certain operating contracts
Many of our operating contracts and charter arrangements contain provisions permitting early termination by the customer for any reason, generally without penalty, and with limited notice requirements. In addition, many of our contracts do not commit our customers to acquire specific amounts of services and permit them to decrease the number of helicopters under contract with a corresponding decrease in the fixed monthly payments without penalty. These contract provisions may facilitate customer requests for rate reductions, pricing concessions and other favorable revisions to negotiated terms that may be available from our competitors, especially during a market downturn such as the one we are currently experiencing. As a result, you should not place undue reliance on the strength of our customer contracts or the terms of those contracts. The termination or modification of contracts by our significant customers or the decrease in such customers’ usage of our helicopter services could have a material adverse effect on our business, financial condition and results of operations.
Our operating agreements contain indemnity provisions relating to liabilities caused or assumed by us in connection with our operations. Our customers’ changing views on risk allocation may cause us to accept greater risk to win new business or may result in our losing business if we are not prepared to assume such risks. To the extent that we accept such additional risk, and seek to insure against it, if possible, our insurance premiums could rise. If we cannot insure against such additional risks or otherwise choose not to do so, we could be exposed to catastrophic losses, which could have a materially adverse effect on our business, financial condition and results of operations.
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
Increases in supplier, fuel, labor, insurance, and other costs are typically passed through to our customers through rate increases where possible, including as a component of contract escalation charges. However, certain of our contracts are long-term in nature and may not have escalation provisions or escalation may be tied to an index, which may not be commensurate with the associated increase in costs. These escalations may not be sufficient or we may not be able to realize the full benefit therefrom during a market downturn to enable us to recoup increased costs in full thereby resulting in lower margins. There can be no assurance that we will be able to estimate costs accurately or recover increased costs by passing such costs on to our customers. Further, we may not be successful in identifying or securing cost escalations for other costs that may escalate during the applicable customer contract term. During a prolonged market downturn such as the one we are currently experiencing, we may not be able to realize the benefit of any such escalations as a result of customer pricing sensitivities, which could adversely affect the profitability of such contracts. In the event that we are unable to fully recover material costs that escalate during the terms of our customer contracts, the profitability of our customer contracts and our business, financial condition and results of operations could be materially adversely affected.
Risk Factors Related to the Pending Merger with Bristow
The completion of the Merger is subject to several conditions. There can be no assurances when or if the Merger will be completed.
While we expect to complete the Merger in the second half of 2020, there can be no assurances as to the exact timing of completion of the Merger, or that the Merger will be completed at all. The completion of the Merger is subject to numerous conditions, including, among others, (i) receipt of requisite approvals of our stockholders and Bristow’s stockholders, (ii) the expiration of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) or any other antitrust laws, and there not being in effect any voluntary agreement with any antitrust authority under which we and Bristow have agreed not to consummate the Merger, (iii) the absence of any governmental order or law prohibiting the consummation of the Merger, (iv) the effectiveness of the registration statement for our common stock to be issued as consideration in the Merger and the authorization for listing of those shares on the NYSE and (v) other customary closing conditions.
The Merger will not be consummated unless these conditions are satisfied or, if possible, waived. These conditions may jeopardize or delay consummation of the Merger or may reduce the anticipated benefits of the Merger. Further, no assurance can be given that the required approvals will be obtained or that the conditions to closing will be satisfied. Even if all necessary approvals are obtained, no assurance can be given as to the terms, conditions and timing of such approvals or that they will satisfy the terms of the Merger Agreement. If the Merger is not consummated by October 23, 2020 (as may be extended to a date no later than January 23, 2021 upon satisfaction of certain conditions to extension set forth in the Merger Agreement), either we or Bristow may terminate the Merger Agreement.

Antitrust approvals that are required to consummate the Merger may not be received, may take longer than expected or may impose conditions, including the requirement to divest assets, that could have an adverse effect on the Combined Company following the Merger.
The Merger may not be consummated until notifications under the HSR Act are submitted to the Antitrust Division of the Department of Justice (the “DOJ”) and the Federal Trade Commission (the “FTC”) and the required waiting period has expired or been terminated.  We and Bristow submitted our respective Notification and Report forms under the HSR Act on February 6, 2020.  If the DOJ issues a request for additional information and documentary material (a “Second Request”) prior to the expiration of the initial waiting period, the parties would be required to observe a second 30-day waiting period after they have substantially complied with the Second Request, unless the DOJ or the FTC terminates the waiting period or the parties otherwise agree with the DOJ or FTC to extend the waiting period.
In addition, private parties who may be adversely affected by the Merger and individual states may bring legal action under the antitrust laws in certain circumstances.  Although Bristow and Era believe the consummation of the Merger will not likely be prohibited under the antitrust laws, there can be no assurance that a challenge to the Merger on antitrust grounds will not be made and, if a challenge is made, what the result will be.  Under the Merger Agreement, we and Bristow have agreed to use our reasonable best efforts to avoid or eliminate each and every impediment to consummation of the transaction under any applicable law that may be asserted by any governmental entity and to obtain all regulatory clearances or observe all regulatory review periods necessary to consummate the Merger and the transactions contemplated by the Merger Agreement as soon as commercially practicable so as to enable the Closing (as such term is defined in the Merger Agreement) to occur as soon as reasonably possible, and in any event, not later than the End Date (as such term is defined in the Merger Agreement).
In addition, in order to consummate the Merger under the Merger Agreement, we and Bristow may be required to comply with conditions, terms, obligations or restrictions imposed by governmental entities under any antitrust law, including divestitures, and such conditions, terms, obligations or restrictions may have the effect of delaying consummation of the Merger, imposing additional material costs on or materially limiting the revenue of the Combined Company after the consummation of the Merger, or otherwise reducing the anticipated benefits to the Combined Company of the Merger. Such conditions, terms, obligations or restrictions may result in the delay or abandonment of the Merger. We and Bristow will not be obligated to negotiate, commit to or effect any action that would result in the sale, divestiture, disposal, holding separate, or other disposition of assets, contracts, our businesses or product lines and Bristow’s businesses or product lines, or the respective subsidiaries generating, in the aggregate, Revenues in an aggregate amount in excess of $10.0 million. “Revenues” as used in the immediately preceding sentence means, with respect to any asset, contract, business or product line, gross revenues associated therewith for the twelve months ended December 31, 2019.
The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, could discourage a potential competing acquiror of ours from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay Bristow a termination fee.
The Merger Agreement contains certain provisions that restrict our ability to solicit, initiate, facilitate or encourage any inquiries regarding, or the making of any proposal or offer that constitutes, or would reasonably be expected to lead to, a competing proposal, engage, continue or otherwise participate in any substantive discussions or negotiations regarding, or furnish any non-public information to any person in connection with or for the purpose of encouraging or facilitating, a competing proposal, subject to customary exceptions and limitations. In addition, Bristow generally has an opportunity to offer to modify the terms of the Merger Agreement in response to any third-party alternative transaction proposal before our board of directors may change, qualify, withhold, withdraw or modify its recommendation that our stockholders approve the Merger. Upon termination of the Merger Agreement in certain circumstances relating to changes in the recommendation of our board of directors in favor of the Merger, our entry into an alternative transaction or following the failure of our stockholders to approve the Merger, we will be required to pay a termination fee of $9.0 million. However, if a termination fee is not payable to Bristow pursuant to the terms of the Merger Agreement and the Merger Agreement is terminated following the failure of our stockholders to approve the Merger, we must reimburse Bristow’s reasonable and documented out-of-pocket costs and expenses in an amount not to exceed $4.0 million.
These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of us or pursuing an alternative transaction with us from considering or proposing such a transaction or might result in a potential third-party acquiror or merger partner proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee and expense reimbursement that may become payable in certain circumstances.
If the Merger is not completed, the resulting failure of the merger could have a material adverse impact on our financial condition, stock price, results of operations, assets or business. In addition, if the Merger is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received.

The Merger Agreement subjects us to restrictions on its business activities during the pendency of the Merger.
The Merger Agreement subjects us to restrictions on its business activities and obligates us to generally operate our businesses in the ordinary course in all material respects during the pendency of the Merger absent Bristow’s prior written consent. These restrictions could prevent us from pursuing attractive business opportunities or responding effectively to competitive pressures and industry developments that arise prior to the consummation of the Merger or termination of the Merger Agreement and are outside the ordinary course of business. In particular, the Merger Agreement restricts us from making certain acquisitions and dispositions without the prior written consent of Bristow. If we are unable to take actions we believe are beneficial, such restrictions could have an adverse effect on our business, financial condition and results of operations.

We may fail to realize the anticipated strategic and financial benefits expected from the Merger.
We may fail to realize all of the anticipated benefits of the Merger or fail to realize such benefits in the anticipated time frame after the completion of the Merger. Our ability to realize the anticipated strategic and financial benefits of the Merger will depend on, among other things, our ability to combine our business with Bristow’s business in a manner that facilitates growth, realizes anticipated cost savings and retains Bristow’s and our customers, suppliers and employees. We must successfully combine our business with the business of Bristow in a manner that enables these anticipated benefits to be realized, and we must achieve the anticipated cost savings without adversely affecting the combined company's revenue base. Failure to achieve all of the anticipated strategic and financial benefits in a timely manner may have a material adverse effect on our business, financial condition and results of operations.
We also expect to incur material one-time costs to achieve synergies and may fail to realize such estimated synergies. While we believe these synergies are achievable, our ability to achieve the estimated synergies in the amounts and time frame expected is subject to various assumptions by our management based on expectations that are subject to a number of risks, which may or may not be realized, the incurrence of other costs in our operations that may offset all or a portion of such synergies and other factors outside our control. As a consequence, we may not be able to realize all of these synergies within the time frame expected or at all. We may incur additional and/or unexpected costs to realize these synergies. In addition, if we fail to achieve the anticipated cost benefits in a timely manner, we may be unable to realize all the anticipated synergies. Failure to achieve the expected synergies could significantly reduce the expected benefits associated with the Merger and adversely affect our business, financial condition and results of operations.
Uncertainties associated with the Merger may cause us to lose key customers and make it more difficult to retain and hire key personnel, and the Merger may disrupt our current plans and operations or divert management’s attention from our ongoing business.
As a result of the uncertainty surrounding the conduct of our business while the Merger is pending, our relationships with customers, suppliers and other parties may be adversely affected. Due to uncertainty about our future while the Merger is pending, we may lose customers or suppliers, or customers, suppliers and other parties may alter their business relationships with us.
In addition, our employees, including key personnel, may be uncertain about their future roles and relationships with us following the completion of the Merger, which may adversely affect our ability to retain them or to hire new employees. While the Merger is pending, the potential disruption of plans or diversion of management’s attention from our ongoing business operations could adversely affect our business, financial condition and results of operations.
The integration of Bristow with us following the Merger may present significant challenges. We cannot be sure that we will be able to realize the anticipated benefits of the Merger in the anticipated time frame or at all.
Our ability to realize the anticipated benefits of the Merger will depend, to a large extent, on our ability to integrate Bristow’s businesses into Era in the anticipated time frame or at all. We may face significant challenges in combining Bristow’s operations into our operations in a timely and efficient manner. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating the business practices and operations of Bristow into ours. The integration process may disrupt the businesses and, if implemented ineffectively or inefficiently, would preclude realization of the full benefits expected by us and Bristow. The failure to successfully integrate Bristow with us and to manage the challenges presented by the integration process successfully may result in an interruption of, or loss of momentum in, our business, which may have the effect of depressing the market price of our common stock following the Merger.

Bristow may have liabilities that are not known, probable or estimable at this time.
As a result of the Merger, Bristow will become a subsidiary of Era Group Inc. while remaining subject to all of its current liabilities. Even though Bristow recently emerged from Chapter 11 proceedings and discharged certain liabilities, there could be unasserted claims or assessments that we failed or were unable to discover or identify in the course of performing due diligence investigations of Bristow. In addition, there may be liabilities that are neither probable nor estimable at this time that may become probable or estimable in the future. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our financial results.
Additionally, Bristow is subject to various rules, regulations, laws, and other legal requirements, enforced by governments or other public authorities. Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by any of Bristow’s directors, officers, employees or agents could have a significant impact on Bristow’s business and reputation and could subject Bristow to fines and penalties and criminal, civil and administrative legal sanctions, resulting in reduced revenues and profits.
Risk Factors Related to Our Operations
Our operations involve a degree of inherent risk that may not be adequately covered by our insurance and may increase our costs and limit our ability to obtain insurance on commercially reasonable terms or at all.
The operation of helicopters is subject to various risks, including catastrophic disasters, crashes, collisions, adverse weather conditions, mechanical failures or damage to our facilities, which may result in loss of life, personal injury to employees and third parties, damage to property or equipment owned by us or others, loss of revenues, termination of customer contracts, fines, penalties, suspension of operations, restrictions on conducting business, increased insurance costs, and damage to our reputation and customer relationships. Our helicopters have been involved in accidents in the past, some of which included loss of life, personal injury and property damage. We, or third parties operating our helicopters, such as lessees may experience accidents or damage to our assets in the future. These risks could endanger the safety of both our and our customers’ personnel, equipment, cargo and other property, as well as the environment. If any of these events were to occur with equipment that we operate or lease to third parties, we could experience loss of revenue, termination of charter contracts, higher insurance rates and damage to our reputation and customer relationships. In addition, to the extent an accident occurs with a helicopter we operate or by assets supporting our operations, we could be held liable for resulting damages. The occurrence of any such incident could have a material adverse effect on our business, financial condition and results of operations.
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
Our customers consider safety and reliability as two of the primary attributes in selecting a helicopter service provider. We must maintain a record of safety and reliability that is acceptable to, and in certain instances is contractually required by, our customers. In an effort to maintain an appropriate standard, we incur considerable costs to maintain the quality of our safety and training programs and our fleet of helicopters. For example, we have implemented a safety program that includes, among many other features, (i) transition and recurrent training using full-motion flight simulators and other flight training devices, (ii) an FAA approved flight data monitoring program and (iii)  HUMS, an automated program that monitors and reports on vibrations and other anomalies on key components of certain helicopters in our fleet. In addition, many of our customers regularly conduct audits of our operations and safety programs. We cannot be assured that our safety program or our other efforts will provide an adequate level of safety, an acceptable safety record or satisfactory customer audit results. If we fail to maintain a record of safety and reliability that are satisfactory to our customers, our ability to retain current customers and attract new customers may be adversely affected.
We may not be able to obtain work on acceptable terms covering some of our new helicopters, and some of our new helicopters may replace existing helicopters already under contract, which could adversely affect the utilization of our existing fleet.
As of December 31, 2019, we had placed orders for eight new helicopters and have options to purchase an additional ten helicopters. Many of our new helicopters may not be covered by customer contracts when they are placed into service, and we cannot assure you as to when we will be able to utilize these new helicopters or on what terms. The ability to place new helicopters into service is highly dependent on the level of activity in the offshore oil and gas market, which in turn is affected by oil and gas prices. To the extent our helicopters are covered by a customer contract, the typical duration of such contracts is generally too short to recover our full cost of purchasing the helicopter, requiring us to seek frequent renewals and subjecting us to the risk that we will be unable to recoup our investment in the helicopter. Once a new helicopter is delivered to us, we generally spend between one and three months installing equipment and configuring the helicopter to our specifications before we place it into service. As a result, there can be a significant delay between the delivery date for a new helicopter and the time at which it begins to generate revenues for us. We also expect that some of our customers may request new helicopters in lieu of our existing helicopters, which could adversely affect the utilization of our existing fleet. Our inability to profitably deploy our aircraft could have a material adverse effect on our business, financial condition and results of operation.
Our fleet’s excess helicopters include those that are not otherwise under customer contracts, undergoing maintenance, dedicated for charter activity or subject to operational suspension or other restrictions.  Although we take actions to minimize excess capacity, we expect a certain level of excess capacity at any given time as a result of the evolving nature of customers’ needs.  In general, there may be some lag time before helicopters that are not under customer contracts are placed with other customers.  If we are not successful in securing sufficient new contracts, we could experience a decline in the near-term utilization of our helicopters that could have a material adverse effect on our business, financial condition and results of operations.
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
In connection with required repairs and maintenance that we perform or are performed by others on our helicopters, we rely on six key vendors (Leonardo SpA, Safran Helicopter Engines, Sikorsky Aircraft Corporation, GE Aviation, Pratt & Whitney Co. and Airbus Helicopters Inc.) for the supply and overhaul of components on our helicopters. Consolidations involving suppliers could further reduce the number of alternative suppliers for us and increase the cost of components. These vendors have historically been the manufacturers of helicopter components and parts, and their factories tend to work at or near full capacity supporting the helicopter production lines for new equipment. This leaves little capacity for the production of parts requirements for maintenance of our helicopters. The tight production schedules, as well as new regulatory requirements, the availability of raw materials or commodities, or the need to upgrade parts or product recalls, can add to backlogs, resulting in key parts being in limited supply or available on an allocation basis. To the extent that these suppliers also supply parts for helicopters used by the U.S. military, parts delivery for our helicopters may be delayed during periods in which there are high levels of military operations. Our inability to perform timely repair and maintenance could result in our helicopters being underutilized and cause us to lose opportunities with existing or potential customers, each of which could have an adverse impact on our business, financial condition and results of operations. Furthermore, our operations in remote or foreign locations, where delivery of these components and parts could result in additional costs or take a significant period of time, may also impact our ability to repair and maintain our helicopters. Although every effort is made to mitigate such impact by attempting to maintain a sufficient amount of key, integral parts in inventory, a delay in delivery may pose a risk to our results of operations. In addition, supplier cost increases for critical helicopter components and parts may also adversely impact our results of operations. In addition, as many of our helicopters are manufactured by two European-based companies, the cost of spare parts could be impacted by changes in currency exchange rates.
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
Our facilities could be damaged or our operations could be disrupted by a natural disaster, labor strike, war, political unrest, terrorist activity or a pandemic disease. We operate numerous bases in and along the U.S. Gulf of Mexico and we are particularly exposed to risk of loss or damage from hurricanes in that region. Although we have obtained property damage insurance, a major catastrophe such as a hurricane, earthquake or other natural disaster at any of our sites, or significant labor strikes, work stoppages, political unrest, war or terrorist activities in any of the areas where we conduct operations, could result in a prolonged interruption or stoppage of our business or material sub-parts of it. Any disruption resulting from these events could result in a loss of sales and customers. Our insurance may not adequately compensate us for any of these events, and, if not so covered, it could have a material adverse effect on our business, financial condition and results of operations.
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
Any changes in the supply of, or demand for, helicopters could impact the secondary market. There may be limited or no demand for certain types of used helicopters, especially older medium or heavy helicopters. Industry conditions, including the global oil and gas market downturn we are currently experiencing, could result in a decline in demand for helicopters in that end market and a corresponding increase in idle helicopters. A number of our competitors have filed for bankruptcy protection subsequently and returned a significant number of helicopters to lessors as part of their restructurings, resulting in an increased supply of helicopters available for sale and/or lease. This change in supply has and may continue to adversely impact helicopter rates and pricing of our helicopters and could undermine our ability to dispose of our helicopters in the secondary market.
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
As of December 31, 2019, the AW139 medium helicopter model comprised approximately 50% of the net book value of our helicopter fleet.   If the market demand for this model declines, if this model experiences technical difficulties or if this model is involved in an operational incident, it could cause a diminution in value of the affected model.  In addition, the bankruptcy or shutdown of a helicopter operator or lessor with a large fleet of such helicopter models may result in an oversupply of such model being made available to the market, which could reduce the rates earned by, and/or the value of, such helicopter model.  Due to the high concentration of this model in our fleet, a significant decline in value of this model that is other than temporary could result in an impairment to the carrying value of our helicopter fleet. The occurrence of any of these events could materially adversely affect our business, financial condition or results of operations.
We derive revenue from non-wholly owned entities. If we are unable to maintain good relations with the other owners of such non-wholly owned entities, our business, financial condition and results of operations could be materially adversely affected.
Local regulatory requirements may require us to conduct our international operations using another operator’s AOC through non-wholly owned entities with local shareholders or through strategic alliances with foreign partners for regulatory reasons or other reasons such as their familiarity with the market. We have in the past, and may in the future continue to, derive significant amounts of revenue from these entities. We depend to some extent upon good relations with our local partners that are shareholders in these entities to ensure profitable operations of our non-wholly owned entities. These shareholders may have interests that are not always aligned with ours and may not be required to provide any funding that these entities may require or may disagree with us as to the proper timing of cash distributions to us and our shareholder partners. Furthermore, certain shareholders’ agreements with local shareholders contain call arrangements that allow the local shareholder to elect to purchase our shares and/or require us to bear all of the losses of such entities. The calls are exercisable in certain circumstances, including liquidation and events of default. In the event shareholder disputes arise or we lose our interest in our non-wholly owned entities and/or find other local partners, it could negatively impact our revenues and profit sharing from such entities, and have a material adverse effect on our business, financial condition and results of operations.
We are highly dependent upon the level of activity in the U.S. Gulf of Mexico, which is a mature exploration, development and production region.
For the years ended December 31, 2019, 2018 and 2017, our operating revenues derived from services provided to customers primarily engaged in oil and gas activities in the U.S. Gulf of Mexico represented approximately 63%, 69% and 62%, respectively, of our total revenues. The U.S. Gulf of Mexico is a mature exploration, development and production region that has undergone substantial seismic survey and exploration activity for many years. We cannot predict the levels of activity in this area. A large number of oil and gas properties in the region have already been drilled, and additional prospects of sufficient size and quality could be more difficult to identify. Generally, the production from these mature oil and gas properties is declining and future production may decline to the point that such properties are no longer economically viable to operate, in which case our services with respect to such properties may no longer be needed. Oil and gas companies may not identify sufficient additional drilling sites to replace those that become depleted. If activity in oil and gas exploration, development and production in the U.S. Gulf of Mexico materially declines, our business, financial condition and results of operations could be materially and adversely affected.
Any significant development impacting deepwater drilling in the U.S. Gulf of Mexico could materially adversely affect us.
We are highly dependent on offshore oil and gas activities in the U.S. Gulf of Mexico. As a result of the well-publicized sinking of the Deepwater Horizon, a semi-submersible deepwater drilling rig operating in the U.S. Gulf of Mexico after an apparent blowout and fire resulting in a significant flow of hydrocarbons from the BP Plc. Macondo well, the U.S. Department of Interior temporarily imposed a moratorium on offshore drilling operations and issued new rules designed to improve drilling and workplace safety in the U.S. Gulf of Mexico. While the moratorium was quickly lifted, BSEE, the Office of National Resources Revenue and other regulatory agencies may issue new safety and environmental guidelines and regulations for drilling in the U.S. Gulf of Mexico and other geographic regions, the result of which may increase the costs and regulatory burden of exploration, development and production, reduce the area of operations for offshore oil and gas activities and result in permitting delays. If new regulations or guidelines are implemented, it is difficult to predict the ultimate impact of any new guidelines, regulations or legislation. A prolonged suspension of drilling activity or permitting delays in the U.S. Gulf of Mexico and other geographic locations in which we operate, new regulations and/or increased liability for companies operating in the offshore oil and gas sector, whether or not caused by a new incident in any region, could result in reduced demand for our services and could have a material adverse effect on our business, financial condition and results of operations.
We are subject to political, economic and regulatory risks associated with our international operations and the expansion thereof.
We operate and lease helicopters in international markets. During the years ended December 31, 2019, 2018 and 2017, approximately 34%, 29% and 34%, respectively, of our operating revenues were derived from our international operations. Our strategy contemplates growth in our international operations in the future. Our international operations are subject to a number of risks, including:

•	political conditions and events, including embargoes;

•
uncertainties concerning import and export restrictions, including the risk of fines or penalties assessed for violating export restrictions by the Office of Foreign Assets Controls of the U.S. Department of Treasury;

•	restrictive actions by U.S. and foreign governments, including those in Brazil, Colombia, and Suriname which could limit our ability to provide services in those countries;

•	the imposition of withholding or other taxes on foreign income, tariffs or restrictions on foreign trade and investment;

•	adverse tax consequences;

•	limitations on repatriation of earnings or currency exchange controls and import/export quotas;

•	nationalization, expropriation, asset seizure, blockades and blacklisting;

•	limitations in the availability, amount or terms of insurance coverage;

•	loss of contract rights and inability to adequately enforce contracts;

•	the lack of well-developed legal systems in some countries that could make it difficult for us to enforce contractual rights;

•	political, social and economic instability, war and civil disturbances, outbreak of pandemic viruses or other risks that may limit or disrupt markets, such as terrorist attacks, piracy and kidnapping;

•	fluctuations in currency exchange rates, hard currency shortages and controls on currency exchange that affect demand for our services and our profitability;

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
Changes in U.S. political, regulatory and economic conditions or in laws and policies governing foreign trade (including the U.S. trade agreements and U.S. tariff policies), travel to and from the United States, immigration, manufacturing, development and investment in the territories and countries in which we operate, and any negative sentiments or retaliatory actions towards the United States as a result of such changes, could adversely affect the industry, which could adversely affect our business, financial position, results of operations, cash flows and growth prospects. The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties, taxes, government regulations and tariffs that would be applicable. It is unclear what changes might be considered or implemented and what response to any such changes may be by the governments of other countries. These changes have created significant uncertainty about the future relationship between the United States and China, as well as other countries, including with respect to the trade policies, treaties, government regulations and tariffs that could apply to trade between the United States and other nations. Changes in these policies may have a material adverse effect on our business, financial position, results of operations, cash flows and growth prospects.
On June 23, 2016, the citizens of the United Kingdom voted to leave the European Union and on January 31, 2020, the United Kingdom left the European Union. The uncertainty surrounding the consequences of the United Kingdom’s exit from the European Union may cause disruptions to and create uncertainty surrounding our business, including affecting economy and oil and gas prices as well as our relationships with our existing and future customers, suppliers and employees.

Our diversification efforts into other aviation services may prove unsuccessful.
Our business has traditionally been significantly dependent upon the level of offshore oil and gas exploration, development and production activity. The prolonged market downturn in the oil and gas industry that we are currently experiencing has adversely affected, our financial condition and results of operations and could continue to negatively impact our financial results in future periods. We consistently look for opportunities to diversify our operations. While diversification into other aviation services is intended to grow the business and offset the cyclical nature of oil and gas activities, we may incur material costs in our efforts to diversify and we cannot be certain that the associated diversification benefits related to other services that we may offer in the future will be realized.
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
As of December 31, 2019, our indebtedness consisted of $144.1 million aggregate principal amount of our 7.750% senior unsecured notes due 2022 (the “7.750% Senior Notes”) and $18.3 million of aggregate indebtedness outstanding under two promissory notes. In addition, we had the ability to borrow up to $124.3 million under our Revolving Credit Facility, after taking into account the financial ratios we are required to maintain under the facility as discussed in more detail below.
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
Credit rating agencies continually review our corporate ratings and ratings for our public debt securities. Credit rating agencies also evaluate the industries in which we and our affiliates operate as a whole and may change their credit rating for us based on their overall view of such industries. In March 2016, Moody’s Investor Services (“Moody’s”) conducted a review of oilfield services companies in the United States and downgraded our corporate family rating to B3 from B1, with a negative outlook which is where it remains today. While we believe that the ratings agencies will upgrade our ratings upon consummation of the Merger, no assurance can be given that they will do so or that events occurring between now and the closing of the Merger will not require them to reconsider the upgrade or even downgrade our credit rating upon consummation of the Merger. There can be no assurance that any rating assigned to our currently outstanding public debt securities will remain in effect for any given period of time or that any such ratings will not be lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances so warrant.
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
On January 24, 2020, Moody’s placed our ratings under review for upgrade, including our B3 Corporate Family Rating (CFR), B3-PD Probability of Default Rating and Caa1 senior unsecured notes rating. These actions follow the announcement that we have entered into a definitive agreement to merge with Bristow in an all-stock transaction.
On January 28, 2020, S&P Global affirmed its B- issue-level rating on our company and revised its outlook from negative to stable; with the likelihood of revising the recovery rating from a 3 to a 2 on our 7.75% senior unsecured notes due 2022 upon the closing of the merger with Bristow.
Changes in the method of determining the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates.
It is expected that a number of private-sector banks currently reporting information used to set LIBOR will stop doing so after 2021 when their current reporting commitment ends, which could either cause LIBOR to stop publication immediately or cause LIBOR’s regulator to determine that its quality has degraded to the degree that it is no longer representative of its underlying market. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or whether different benchmark rates used to price indebtedness will develop. Borrowings under our current and future indebtedness may bear interest at rates tied to LIBOR. In the future, we may need to renegotiate our existing indebtedness or incur other indebtedness, and the phase-out of LIBOR may negatively impact the terms of such indebtedness. In addition, the overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market could have a material adverse effect on our financial position, results of operations and liquidity.
Upon a change of control, holders of our 7.750% Senior Notes will have the right to require us to purchase their notes, which could have certain adverse ramifications.
Upon a “Change of Control Trigger Event” (as defined in the indenture governing our 7.750% Senior Notes), each holder of our 7.750% Senior Notes will have the right to require us to purchase any or all of that holder’s notes at a price of 101% of the principal amount of their notes plus accrued and unpaid interest. While the Merger will not trigger these change of control provisions, if a change of control were to occur and, due to lack of cash, legal or contractual impediments, we fail to discharge these obligations, these failure could constitute an event of default under such notes, which could in turn constitute a default under our other outstanding debt agreements, including our Revolving Credit Facility. Moreover, the existence of these purchase obligations may, in certain circumstances, discourage a sale or takeover of us or the removal of our incumbent directors.
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
We operate in countries with foreign exchange controls, including Brazil. These controls may limit our ability to repatriate funds from our international operations or otherwise convert local currencies into U.S. dollars. These limitations could adversely affect our ability to access cash from these operations and our liquidity.
Difficult economic and financial conditions could have a material adverse effect on us.
The financial results of our business are both directly and indirectly dependent upon economic conditions throughout the world, which in turn can be impacted by conditions in the global financial markets. These factors are outside our control and changes in circumstances are difficult to predict. Uncertainty about global economic conditions may lead businesses to postpone spending in response to tighter credit and reductions in income or asset values, which may lead many lenders and institutional investors to reduce, and in some cases, cease to provide, funding to borrowers. Weak economic activity may lead government customers to cut back on services. Factors such as interest rates, availability of credit, inflation rates, economic uncertainty, regulatory and tax changes, trade barriers, commodity prices, currency exchange rates and controls, national and international political circumstances (including wars, terrorist acts or security operations), health crisis and the failure of lenders participating in our Revolving Credit Facility to fulfill their commitments and obligations under such facility could have a material adverse effect on our business, financial condition and results of operations.
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
In December 2019, a novel strain of coronavirus surfaced in Wuhan, China. In late January 2020, in response to intensifying efforts to contain the spread of this coronavirus, several countries imposed travel restrictions to and from affected areas and a number of airlines ceased flying to various cities in China. While, as of the date hereof, the majority of reported cases have been concentrated in China, reported cases in other countries have been increasing. The World Health Organization declared a global emergency on January 30, 2020 with respect to the outbreak and several countries, including the United States, Japan and Australia have initiated travel restrictions to and from China. Prolonged quarantines, travel bans and similar restrictions could have significant effects on the Chinese economy specifically and the global economy more generally, which in turn could lead potential decreases in oil and natural gas prices and therefore demand for our services.
Weather and seasonality can impact our results of operations.
A significant portion of our revenues is dependent on actual flight hours, which may be impacted by prolonged periods of adverse weather conditions, including those resulting from climate change. During the fall and winter months, weather conditions are generally more extreme, with periods of poor visibility, high winds and heavy precipitation in some areas. As a result, oil and gas exploration, development and production activity decreases in winter months. In addition, although some of our helicopters are equipped to fly at night, operations servicing offshore oil and gas transport of passengers and other non-emergency operations are generally conducted during daylight hours. During winter months, there are fewer daylight hours. As a result of adverse weather conditions and lack of daylight, our flight hours, and therefore revenues, tend to decline in the winter months.
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
In addition to the Merger, we continuously evaluate the acquisition of operating businesses and assets and may in the future undertake one or more significant transactions. Any such transaction could be material to our business and could take any number of forms, including mergers, joint ventures and the purchase of equity interests. The consideration for such transactions may include, among other things, cash, common stock or equity interests in us or our subsidiaries, or a contribution of equipment to obtain equity interests. Further, if we were to complete such an acquisition, disposition, investment or other strategic transaction, we may require additional debt or equity financing, which could result in a significant increase in our amount of debt and our debt service obligations or the number of outstanding shares of our Common Stock, thereby diluting holders of our Common Stock outstanding prior to such acquisition. We also routinely evaluate the benefits of disposing of certain of our assets. Such dispositions could take the form of asset sales, mergers or sales of equity interests.
These strategic transactions may not achieve their intended results and may present significant risks, such as insufficient revenues to offset liabilities assumed, including the combination with Bristow, potential loss of significant revenues and income streams, increased or unexpected expenses, inadequate return of capital, regulatory or compliance issues, impairment of intangible assets such as goodwill that may be acquired, the triggering of certain covenants in our debt instruments (including accelerated repayment) and unidentified issues not discovered in due diligence. In addition, such transactions could distract management from current operations. As a result of the risks inherent in such transactions, we cannot guarantee that any such transaction will ultimately result in the realization of its anticipated benefits or that it will not have a material adverse impact on our business, financial condition and results of operations.
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
All of our employees in Brazil (representing approximately 26% of our employees) are represented under collective bargaining or union agreements. Any disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees under these agreements could result in strikes, work stoppages or other slowdowns by the affected workers. Our U.S. employees are not currently represented by a collective bargaining agreement. However, we cannot assure you that our employees will not unionize in the future. Periodically, certain groups of our employees may consider entering into such an agreement.
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
Media coverage and public statements that insinuate improper actions by us or relate to accidents or other issues involving the safety of our helicopters or operations, or the helicopters of other operators, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation or governmental investigations by regulators. Specifically, accidents involving any aircraft operated by us or another operator could cause material adverse publicity affecting us or our industry generally and could lead to the perception that our aircraft are not safe or reliable.
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
We currently derive a significant portion of our revenues from services we provide in the U.S. Gulf of Mexico in support of offshore oil and gas exploration, development and production activity. As such, we are subject to the U.S. government’s exercise of authority under the provisions of the Outer Continental Shelf Lands Act. The Outer Continental Shelf Lands Act restricts the availability of offshore oil and gas leases by requiring certain lease conditions, such as the implementation of safety and environmental protections, the preparation of spill contingency plans and air quality standards for certain pollutants, the violation of any of which could result in a potential fines, penalties, court injunction curtailing operations and lease cancellations. The Outer Continental Shelf Lands Act also requires that all pipelines operating on or across the outer continental shelf provide open and nondiscriminatory access to shippers. These provisions could adversely impact exploration and production activity in the U.S. Gulf of Mexico. If activity in oil and gas exploration, development and production in the U.S. Gulf of Mexico declines, our business, financial condition and results of operations could be materially adversely affected.
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
Our operations are subject to international and U.S. federal, state and local environmental laws and regulations, including those that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage, recycling and disposal of toxic and hazardous materials, substances and wastes. The nature of our business requires that we use, store and dispose of materials that are subject to environmental regulation. Environmental laws and regulations change frequently, which makes it difficult for us to predict their cost or impact on our future operations. Liabilities associated with environmental matters could have a material adverse effect on our business, financial condition and results of operations. Further, we could be exposed to strict, joint and several liability for cleanup costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Any failure by us to comply with applicable environmental laws and regulations may result in governmental authorities taking action against us that could adversely impact our operations and financial condition. Such actions may include the:

•	issuance of administrative, civil and criminal penalties;

•	denial or revocation of permits or other authorizations;

•	imposition of limitations on our operations; and

•	performance of site investigatory, remedial or other corrective actions.
In addition, our customers in the oil and gas exploration, development and production industry are affected by environmental laws and regulations that may restrict their activities (and continue to become stricter as a result of the Deepwater Horizon incident) and may result in reduced demand for our services.

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
Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy and data protection.
The regulatory environment surrounding data privacy and protection is constantly evolving and can be subject to significant change. New laws and regulations governing data privacy and the unauthorized disclosure of confidential information, pose increasingly complex compliance challenges and potentially elevate our costs. Any failure, or perceived failure, by us to comply with applicable data protection laws could result in proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business. As noted above, we are also subject to the possibility of cyber incidents or attacks, which themselves may result in a violation of these laws.
Risk Factors Relating to Our Common Stock
Our stock price may fluctuate significantly.
The trading price of our Common Stock may be volatile and subject to wide price fluctuations in response to various factors, including:

•	market conditions in the broader stock market;

•	commodity prices, including oil and gas prices and the perceived level of off-shore oil and gas activities;

•	actual or anticipated fluctuations in our and our competitors’ quarterly financial condition and results of operations;

•	introduction of new equipment or services by us or our competitors;

•	grounding of all or a portion of our fleet;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	sales, or anticipated sales, of large blocks of our stock;

•	business or asset acquisitions or dispositions;

•	additions or departures of key personnel;

•	regulatory or political developments including those related to budget appropriations;

•	market perception of the Merger;

•	litigation and governmental investigations; and

•	changing economic conditions.
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and certain provisions of the Sarbanes-Oxley Act as well as the reporting and corporate governance requirements of the NYSE. Public company reporting requirements impose significant compliance obligations upon us and may place a strain on our systems and resources. The Exchange Act requires that we file annual and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. The failure to comply with Section 404 of the Sarbanes-Oxley Act may result in investors losing confidence in the reliability of our financial statements (which may result in a decrease in the trading price of our Common Stock), prevent us from providing the required financial information in a timely manner (which could materially adversely affect our business, financial condition, results of operations, the trading price of our Common Stock and our ability to access capital markets, if necessary), prevent us from otherwise complying with the standards applicable to us as an independent, publicly-traded company and subject us to adverse regulatory consequences.
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
An investor’s percentage of ownership in us may be diluted in the future
As with any publicly traded company, an investor’s percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we have and will continue to grant to directors, officers and employees. Under the Era Group Inc. 2012 Share Incentive Plan, we are permitted to issue awards of up to 4,000,000 shares of our Common Stock, of which 2,160,165 shares have already been issued as of December 31, 2019. Any substantial issuance of our Common Stock could significantly affect the trading price of our Common Stock.
Our Amended and Restated Certificate of Incorporation includes a forum selection clause, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Our Amended and Restated Certificate of Incorporation requires that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Corporation, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Corporation to the Corporation or the Corporation's stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or (iv) any action asserting a claim governed by the internal affairs doctrine.
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
Our executive offices are located in Houston, Texas, and we maintain our U.S. Gulf of Mexico regional headquarters in Lake Charles, Louisiana, where we coordinate operations for the entire U.S. Gulf of Mexico, manage the support of our worldwide operations, and house our primary maintenance facility and training center. We maintain additional bases in the U.S. Gulf of Mexico near key offshore development sites as well. Additionally, we maintain a regional headquarters in Rio de Janeiro and multiple operating bases in Brazil and a regional headquarters in Bogotá and multiple operating bases in Colombia. The majority of the bases from which we operate are leased, with remaining terms of between one and fifty nine years.
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
Market Information for Common Stock
Our Common Stock is listed on the NYSE under the trading symbol “ERA.” On March 2, 2020, the closing price per share of our Common Stock as reported on the NYSE was $10.13.
Holders of Record
As of March 2, 2020, there were 160 holders of record of our Common Stock.
Dividend Policy
We have not declared or paid any cash dividend on our Common Stock since our spin-off from SEACOR Holdings Inc. We do not expect to pay any cash dividends in the foreseeable future.
Company Purchases of Equity Securities
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the fourth quarter of 2019:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2019 - October 31, 2019	—	$—	—	$15,298,578
November 1, 2019 - November 30, 2019	—	$—	—	$15,298,578
December 1, 2019 - December 31, 2019 (2)	3,006	$10.57	—	$15,298,578
_______________

(1)
On August 14, 2014, our Board of Directors authorized the repurchase of up to $25.0 million in value of our Common Stock from time to time at the discretion of a committee of our Board of Directors. As of December 31, 2019, $15.3 million of authority remained unutilized and available for purchases of our Common Stock at the discretion of a committee of our Board of Directors comprised of the Non-Executive Chairman, the Audit Committee Chairman and our President and Chief Executive Officer. This repurchase program was suspended upon the announcement of the Merger.

(2)
Shares purchased in connection with the surrender of shares by employees to satisfy certain tax withholding obligations. These repurchases are not a part of our publicly announced plan and do not affect our Board-approved share repurchase program.

In connection with the announcement of the Merger, The Board has authorized a special stock repurchase program that allows for the purchase of up to $10.0 million of our common stock from time to time and subject to market conditions on the open market or in privately negotiated transactions. The special repurchase program will end upon the mailing of the joint proxy statement/prospectus for the merger.

Performance Graph
The following graph shows a comparison from December 31, 2014 through December 31, 2019 of the cumulative total return for our Common Stock, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”), the Standard & Poor’s Oil & Gas Equipment Select Industry Index and our peer group(1). The graph assumes that $100 was invested at the market close on December 31, 2014.
_______________

(1)
During the year ended December 31, 2019, we changed our peer group to include Air Transport Services Group, Inc., Allegiant Travel Company, Atlas Air Worldwide Holdings, Inc., Basic Energy Services, Inc., CARBO Ceramics Inc., Hornbeck Offshore Services, Inc., Key Energy Services, Inc., Newpark Resources, Inc., SEACOR Marine Holdings Inc. and Tidewater Inc. based on their industry and similar market capitalization. The decision to change our peer group was primarily due to the delisting of the companies that made up our former peer group as a result of Chapter 11 proceedings.

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

	Years Ended December 31,
	2019	2018	2017	2016	2015
Statements of Operations Data:
Revenues	$226,059	$221,676	$231,321	$247,228	$281,837
Operating income (loss)	(3,278)	28,070	(136,464)	(3,369)	24,294
Net income (loss) attributable to Era Group Inc.	(3,593)	13,922	(28,161)	(7,978)	8,705
Earnings (Loss) Per Common Share:
Basic	$(0.17)	$0.64	$(1.36)	$(0.39)	$0.42
Diluted	$(0.17)	$0.64	$(1.36)	$(0.39)	$0.42
Statement of Cash Flows Data – provided by (used in):
Operating activities	$27,551	$54,354	$20,096	$58,504	$44,456
Investing activities	48,617	22,826	(6,574)	(9,116)	(22,616)
Financing activities	(9,425)	(43,509)	(27,497)	(32,986)	(46,026)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(130)	249	81	(236)	(2,120)
Capital expenditures	(6,558)	(9,216)	(16,770)	(39,200)	(60,050)
Balance Sheet Data (at period end):
Cash and cash equivalents	$117,366	$50,753	$13,583	$26,950	$14,370
Total assets	764,515	764,863	792,097	955,173	1,004,351
Long-term debt, less current portion	141,832	160,217	202,174	230,139	264,479
Total equity	456,742	463,436	445,681	468,417	471,303

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2019, 2018 and 2017. You should read this discussion and analysis together with our Consolidated Financial Statements and related notes and the other financial information included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Item 1.A. Risk Factors” and elsewhere in this Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.
Overview
We are one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the U.S., which is our primary area of operations. Our helicopters are primarily used to transport personnel to, from and between offshore oil and gas production platforms, drilling rigs and other installations. In the years ended December 31, 2019, 2018 and 2017, approximately 66%, 71% and 66%, respectively, of our total operating revenues were earned in the U.S.  In the years ended December 31, 2019, 2018 and 2017, approximately 34%, 29% and 34%, respectively, of total operating revenues were earned in international locations. In addition to the U.S., we currently have customers in Brazil, Chile, Colombia, India, Mexico, Spain and Suriname.
The primary users of our helicopter services are international, independent and major integrated oil and gas exploration, development and production companies, national oil companies and BSEE. In the years ended December 31, 2019, 2018 and 2017, approximately 91%, 95% and 91%, respectively, of our operating revenues were derived from helicopter services, including emergency response services, provided to customers primarily engaged in offshore oil and gas exploration, development and production activities or regulatory agencies that monitor such activities. Additionally, our leasing customers typically provide services to oil and gas companies in their respective local markets. As such, our results are tied to the level of activity in the offshore oil and gas industry. In addition to serving the oil and gas industry, we provide emergency response services and utility services, among other activities.
As of December 31, 2019, we owned a total of 103 helicopters, consisting of nine heavy helicopters, 44 medium helicopters, 20 light twin engine helicopters and 30 light single engine helicopters. As of December 31, 2019, we had commitments to purchase an additional eight new helicopters consisting of three heavy helicopters and five light twin helicopters. The heavy helicopters are scheduled to be delivered in 2020 and 2021, and the delivery dates for the light twin helicopters have not been determined. In addition, we had outstanding options to purchase up to an additional ten heavy helicopters. If these options were exercised, the helicopters would be scheduled for delivery in 2021 and 2022.
Recent Developments
On January 23, 2020, we entered into a definitive agreement with Bristow to combine the two companies in an all-stock transaction, structured as a reverse triangular merger, whereby Era will issue shares to Bristow stockholders, while the Combined Company continues to trade on the New York Stock Exchange (“NYSE”). Following completion of the transaction, the Combined Company will be headquartered in Houston, Texas. Chris Bradshaw, President and CEO of Era, will become President and CEO of the Combined Company. Upon completion of the Merger, former Bristow stockholders are expected to own approximately 77% of the Combined Company, and Era stockholders are expected to own 23% of the Combined Company.
The Combined Company will offer a broader range of world-class, efficient aviation solutions through enhanced fleet size and diversity, providing better solutions for new and existing oil and gas customers and governmental agencies. The Merger will create a financially stronger company with enhanced size and diversification.
The transaction is expected to close in the second half of 2020, following receipt of required regulatory approvals and satisfaction of other customary closing conditions, including approval by Bristow’s and Era’s stockholders and relevant anti-trust approvals.
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

For the last 13 years, we have provided transportation services to U.S. government inspectors of offshore platform, drilling rigs and other installations. This contract was renewed in October 2016 for a term of one year with four one-year options to extend, and is expected to run through September 2021.
Brazil is among the most important markets for offshore oil and gas exploration, development and production activity world-wide. We participate in this market through our wholly-owned subsidiary, Aeróleo.
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
Other Activities and Services. In order to diversify sources of our earnings and cash flow, we deploy a number of helicopters in support of other industries and activities, such as emergency response services. In the years ended December 31, 2019, 2018 and 2017, 6%, 4% and 7% of our operating revenues, respectively, were generated by these other activities and services.
Market Outlook
The offshore oil and gas market is highly cyclical with demand linked to the price of oil and gas. The prices of oil and gas are critical factors in our customers’ investment and spending decisions. The price of crude oil has been depressed for a number of years, which negatively impacted the cash flow of our customers and has led them to reduce capital and operational expenditures from prior levels, including reductions related to offshore exploration, development and production activities. We experienced customer contract cancellations and decreased fleet utilization as some of our customers decreased the number of helicopters on contract or canceled their contract upon limited notice. While the price of crude oil has now recovered to more favorable levels, our customers’ spending on offshore exploration, development and production activities remains depressed.
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
The remainder of our oil and gas revenues primarily comes from transporting personnel to and from offshore drilling rigs. Deepwater activity continues to be a significant segment of the global offshore oil and gas markets and typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the oil and gas companies using relatively conservative assumptions relating to oil and gas prices. Although these projects are considered to be less susceptible to short-term fluctuations in the price of oil and gas compared to shorter cycle projects, persistently low crude oil prices over the last several years caused these companies to reevaluate their future capital expenditures with respect to deepwater projects and resulted in the rescaling, delay or cancellation of planned offshore projects, which could continue to impact our operations in future periods.
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
Fleet Developments and Capital Commitments
We focus on the modernization of our fleet and the standardization of equipment. Oil and gas companies typically require modern helicopters that offer enhanced safety features and greater performance. In response to this demand, we have transformed our fleet significantly. Since the beginning of 2005, we have added 141 helicopters to our fleet, disposed of 154 helicopters and reduced the average age of our owned fleet from 17 years to 14 years. We spent $6.6 million, $9.2 million and $16.8 million to acquire helicopters and other equipment in the years ended December 31, 2019, 2018 and 2017, respectively, primarily for heavy and medium helicopters, spare helicopter parts and facility improvements.

As of December 31, 2019, we had unfunded commitments of $80.5 million, primarily stemming from agreements to purchase eight helicopters, consisting of three AW189 heavy helicopters and five AW169 light twin helicopters. We also had $1.3 million of deposits paid on options that have not yet been exercised. The AW189 helicopters are scheduled to be delivered in 2020 and 2021. Delivery dates for the AW169 helicopters have not been determined. In addition, we had outstanding options to purchase up to an additional ten AW189 helicopters. If these options were exercised, the helicopters would be delivered in 2021 and 2022. Approximately $81.8 million of these commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability other than aggregate liquidated damages of $2.1 million.
Components of Revenues and Expenses
We derive our revenues primarily from operating and leasing our equipment, and our profits depend on our cost of capital, the acquisition costs of assets, our operating costs and our reputation.
Operating revenues recorded under U.S. Gulf of Mexico and International oil and gas are primarily generated from offshore oil and gas exploration, development and production activities. These revenues are typically earned through a combination of fixed monthly fees plus an incremental charge based on flight hours flown. Charter revenues are typically earned through either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate with a minimum number of hours to be charged daily.
Operating revenues recorded under dry-leasing are generated from leases to third-party operators where we are not responsible for the operation of the helicopters. For certain of these leases, we also provide crew training, management expertise, and technical support. Leases typically call for a fixed monthly fee only, but may also include an additional charge based on flight hours flown and/or the level of personnel support. The majority of our dry-leasing revenues have been generated by helicopters deployed internationally.
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
We engage a number of third-party vendors to maintain the engines and certain components on some of our helicopter models under PBH maintenance contracts. These programs require us to pay for the maintenance service ratably over the contract period, typically based on actual flight hours. PBH providers generally bill monthly based on hours flown in the prior month, with the costs being expensed as incurred. In the event we place a helicopter in a program after a maintenance period has begun, it may be necessary to pay an initial buy-in charge based on hours flown since the previous maintenance event. This buy-in charge is normally recorded as a prepaid expense and amortized as an operating expense over the remaining PBH contract period. If a helicopter is sold or otherwise removed from a program before the scheduled maintenance work is carried out, we may be able to recover part of our payments to the PBH provider, in which case we record a reduction to operating expense. We also incur repairs and maintenance expense through vendor arrangements on direct purchase usage for expendables and obtain repair quotes and authorize service on repairable components.
Our policy of expensing all repair costs as incurred may result in operating expenses varying substantially when compared with a prior year or prior quarter if a disproportionate number of repairs, refurbishments or overhauls are undertaken. This variation can be exacerbated by the timing of entering or exiting third-party PBH programs and the timing of vendor credits.
For helicopters that we lease to third parties under arrangements whereby the customer assumes operational responsibility, we often provide technical parts support, but generally we incur no other material operating costs. In most instances, our leases require clients to procure adequate insurance, but we purchase contingent hull and liability coverage to mitigate the risk of a client’s coverage failing to respond. In some instances, we provide training and other services to support our lease customers.

Results of Operations
The following table provides our results of operations for the years ended December 31, 2019, 2018 and 2017.

	2019		2018		2017
	(in thousands)%		(in thousands)%		(in thousands)%
Revenues:
United States	$149,514	66	$157,267	71	$152,187	66
Foreign	76,545	34	64,409	29	79,134	34
Total revenues	226,059	100	221,676	100	231,321	100
Costs and expenses:
Operating:
Personnel	57,051	25	55,304	25	62,380	27
Repairs and maintenance	50,756	22	48,604	22	54,325	23
Insurance and loss reserves	4,702	2	5,018	2	4,594	2
Fuel	14,591	7	14,720	7	12,386	5
Leased-in equipment	211	—	627	—	1,107	1
Other	27,235	12	27,250	12	32,654	14
Total operating expenses	154,546	68	151,523	68	167,446	72
Administrative and general	38,278	17	45,126	21	42,092	18
Depreciation and amortization	37,619	17	39,541	18	45,736	20
Total costs and expenses	230,443	102	236,190	107	255,274	110
Gains on asset dispositions	3,657	2	1,575	1	4,507	2
Litigation settlement proceeds	—	—	42,000	19	—	—
Loss on impairment	(2,551)	(1)	(991)	—	(117,018)	(51)
Operating income (loss)	(3,278)	(1)	28,070	13	(136,464)	(59)
Other income (expense):
Interest income	3,487	2	2,042	1	760	—
Interest expense	(13,874)	(7)	(15,131)	(7)	(16,763)	(7)
Loss on sale investments	(569)	—	—	—	—	—
Foreign currency losses, net	(472)	—	(1,018)	(1)	(226)	—
Gains (losses) on debt extinguishment	(13)	—	175	—	—	—
Other, net	(28)	—	54	—	(12)	—
Total other income (expense)	(11,469)	(5)	(13,878)	(7)	(16,241)	(7)
Income (loss) before income tax expense and equity earnings	(14,747)	(6)	14,192	6	(152,705)	(66)
Income tax expense (benefit), net	(731)	—	2,940	1	(122,665)	(53)
Income (loss) before equity earnings	(14,016)	(6)	11,252	5	(30,040)	(13)
Equity earnings, net of tax	9,935	4	2,206	1	1,425	1
Net income (loss)	(4,081)	(2)	13,458	6	(28,615)	(12)
Net loss attributable to noncontrolling interest in subsidiary	488	—	464	—	454	—
Net income (loss) attributable to Era Group Inc.	$(3,593)	(2)	$13,922	6	$(28,161)	(12)

Operating Revenues by Service Line. The following table sets forth our operating revenues by service line for the years ended December 31, 2019, 2018 and 2017.

	2019		2018		2017
	(in thousands)%		(in thousands)%		(in thousands)%
Revenues
Oil and gas:(1)
U.S.	$139,312	62	$143,654	65	$134,010	58
International	56,510	25	56,800	25	64,344	28
Total oil and gas	195,822	87	200,454	90	198,354	86
Dry-leasing(2)	16,024	7	11,482	6	16,394	7
Emergency response(3)	14,213	6	9,740	4	11,502	5
Flightseeing	—	—	—	—	5,071	2
Total revenues	$226,059	100	$221,676	100	$231,321	100
_______________

(1)	Primarily oil and gas activities, but also includes revenues from utility services.

(2)	Includes property rental income for the year ended December 31, 2017 of approximately $0.3 million that was previously included in emergency response services and oil and gas service lines.

(3)	Includes SAR and air medical services.
Year Ended December 31, 2019 compared with Year Ended December 31, 2018
Operating Revenues. Operating revenues were $4.4 million higher in the twelve months ended December 31, 2019 (the “Current Year”) compared to the twelve months ended December 31, 2018 (the “Prior Year”).
Operating revenues from oil and gas operations in the U.S. were $4.3 million lower in the Current Year. Operating revenues from medium, single engine and light twin helicopters were $3.9 million, $2.1 million, and $0.2 million lower, respectively, primarily due to lower utilization. These decreases were partially offset by increased revenues of $1.6 million from heavy helicopters primarily due to higher utilization. Other operating revenues were $0.4 million higher.
Operating revenues from international oil and gas operations were $0.3 million lower in the Current Year. Operating revenues in Colombia were $0.8 million lower primarily due to decreased utilization. Operating revenues in Suriname were $0.4 million higher due primarily due to higher utilization.
Revenues from dry-leasing activities were $4.5 million higher in the Current Year primarily due to the commencement of new contracts subsequent to the Prior Year.
Operating revenues from emergency response services were $4.5 million higher primarily due to the commencement of new contracts subsequent to the Prior Year.
Operating Expenses. Operating expenses were $3.0 million higher in the Current Year. Repairs and maintenance expenses were $2.2 million higher primarily due to a $3.3 million increase in PBH expense, a $0.5 million increase related to the timing of repairs in the Current Year and the recognition of a lease return credit of $0.4 million in the Prior Year, partially offset by a $2.1 million net increase in vendor credits. Personnel costs were $1.7 million higher primarily due to an increase in headcount. Leased-in equipment expenses were $0.4 million lower due to the end of helicopter leases in the Prior Year. Insurance expense was $0.3 million lower primarily due to reductions in operating fleet during and subsequent to the Prior Year.
Administrative and General. Administrative and general expenses were $6.8 million lower in the Current Year primarily due to a decrease of $9.9 million in professional services fees primarily related to litigation that has now been settled. These decreases were partially offset by an increase of $2.9 million in personnel costs primarily due to an increase in headcount.
Depreciation and Amortization. Depreciation and amortization expense was $1.9 million lower in the Current Year primarily due to the disposition of assets and certain assets becoming fully depreciated subsequent to the Prior Year.
Gains on Asset Dispositions, Net.  In the Current Year, we sold three light twin helicopters, two hangar facilities, and two medium helicopters, resulting in net gains of $3.7 million. In the Prior Year, we sold or otherwise disposed of our flightseeing assets in Alaska (which consisted of eight single engine helicopters, two operating facilities, and related property and equipment), 13 other helicopters (including six on sales-type leases), and other equipment for net gains of $1.6 million.
Litigation Settlement Proceeds. We received litigation settlement proceeds of $42.0 million in the Prior Year.

Loss on Impairment. We recorded a non-cash impairment charge of $2.6 million in the Current Year of which $1.6 million related to our last remaining H225 helicopter and $1.0 million was due to the impairment of an intangible asset related to our subsidiary in Colombia. We recorded a non-cash impairment charge of $1.0 million in the Prior Year related to our last remaining H225 helicopter.
Operating Income (Loss). Operating loss as a percentage of revenues was 1% in the Current Year compared to operating income as a percentage of revenues of 13% in the Prior Year. The decrease in operating income as a percentage of revenues was primarily due to litigation settlement proceeds received in the Prior Year.
Interest Income. Interest income was $1.4 million higher in the Current Year primarily due to interest earned on our higher cash balances and sales-type leases.
Interest Expense. Interest expense was $1.3 million lower in the Current Year primarily due to lower debt balances and the write-off of deferred debt issuance costs related to the amendment of our Amended and Restated Senior Secured Revolving Credit Facility in the Prior Year.
Loss on Sale of Investment. During the Current Year, we disposed of corporate securities resulting in a loss of $0.6 million.
Foreign Currency Gains (Losses), net. Foreign currency losses were $0.5 million in the Current Year compared to $1.0 million in the Prior Year primarily due to the strengthening of the U.S. dollar relative to the Brazilian real.
Income Tax Benefit (Expense). Income tax benefit was $0.7 million in the Current Year primarily due to pre-tax losses. Income tax expense was $2.9 million in the Prior Year primarily due to the recognition of litigation settlement proceeds.
Equity Earnings. Equity earnings, net of tax, were $7.7 million higher due to the recognition of gains on the sale of the Dart Holding Company Ltd. (“Dart”) joint venture in the Current Year.
Liquidity and Capital Resources
Our ongoing liquidity requirements arise primarily from working capital needs, meeting our capital commitments (including the purchase of helicopters and other equipment) and the repayment of debt obligations. In addition, we may use our liquidity to fund acquisitions or to make other investments. Our primary sources of liquidity are cash balances, cash flows from operations and borrowings under our Revolving Credit Facility, and, from time to time, we may secure additional liquidity through the issuance of equity or debt, as well as the sale of assets.

Summary of Cash Flows

	2019	2018	2017
	(in thousands)
Cash provided by (used in):
Operating activities	$27,551	$54,354	$20,096
Investing activities	48,617	22,826	(6,574)
Financing activities	(9,425)	(43,509)	(27,497)
Effect of exchange rates on cash, cash equivalents and restricted cash	(130)	249	81
Net increase (decrease) in cash, cash equivalents and restricted cash	$66,613	$33,920	$(13,894)

Operating Activities
The components of cash flows provided by operating activities during the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
	(in thousands)
Operating income before depreciation, gains on asset dispositions and impairments, net	$33,235	$67,027	$21,493
Changes in operating assets and liabilities before interest and income taxes	1,185	(3,630)	8,795
Interest paid, excluding capitalized interest of $0, $97 and $497 in 2019, 2018 and 2017, respectively	(12,693)	(13,581)	(15,315)
Interest received	3,374	1,099	760
Income taxes paid	(1,255)	(283)	(426)
Other	3,705	3,722	4,789
Total cash flows provided by operating activities	$27,551	$54,354	$20,096
Operating income before depreciation and gains on asset dispositions and impairments, net was $33.8 million lower for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to the recognition of $42.0 million of litigation settlement proceeds in the Prior Year and a $3.0 million increase in operating expenses related to higher repairs and maintenance expenses and personnel costs in the Current Year, partially offset by a $6.8 million decrease in administrative and general expenses and a $4.4 million increase in revenues in the Current Year.
Operating income before depreciation and gains on asset dispositions and impairments, net was $45.5 million higher for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to the recognition of $42.0 million of litigation settlement proceeds in 2018 and a $15.9 million decrease in operating expenses related to personnel reductions, decreased repairs and maintenance expenses and the absence of certain other operating expenses incurred in 2017. The litigation settlement proceeds and the decrease in operating expenses were partially offset by a $9.6 million decrease in revenues and a $3.0 million increase in administrative and general expenses in 2018.
Changes in operating assets and liabilities before interest and income taxes resulted in cash inflows of $1.2 million for the year ended December 31, 2019 compared to outflows of $3.6 million for the year ended December 31, 2018, primarily due to an increase in accrued expenses.
Changes in operating assets and liabilities before interest and income taxes resulted in cash outflows of $3.6 million for the year ended December 31, 2018 compared to inflows of $8.8 million for the year ended December 31, 2017, primarily due to a decrease in payables.
Interest paid, excluding capitalized interest, was $0.9 million lower for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to lower debt balances in the Current Year.
Interest paid, excluding capitalized interest, was $1.7 million lower for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to lower debt balances for the year ended December 31, 2018.
Interest received was $2.3 million higher for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to higher cash balances and interest earned on our sales-type leases.
Interest received was $0.3 million higher for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to interest earned on higher cash balances.
Income taxes paid were $1.0 million higher for the year ended December 31, 2019 compared to the year ended December 31, 2018, due to higher pre-tax income.
Income taxes paid were consistent for the year ended December 31, 2018 and the year ended December 31, 2017.
Investing Activities
During the year ended December 31, 2019, net cash provided by investing activities was $48.6 million primarily consisting of:

•	Net proceeds from the sale of equity investees were $34.7 million.

•	Proceeds from the disposition of property and equipment were $13.3 million.

•	Net principal payments on notes due from third-parties and equity investees were $7.8 million.

•	Capital expenditures were $6.6 million, which consisted primarily of spare helicopter parts and leasehold improvements.

•	Net cash used on purchase and sale of investment was $0.6 million.
During the year ended December 31, 2018, net cash provided by investing activities was $22.8 million primarily consisting of:

•	Proceeds from the disposition of property and equipment were $29.6 million.

•	Net principal payments on notes due from third-parties and equity investees were $1.5 million.

•	Dividends received from equity investees were $1.0 million.

•	Capital expenditures were $9.2 million, which consisted primarily of helicopter acquisitions, spare helicopter parts, and leasehold improvements.
During the year ended December 31, 2017, net cash used in investing activities was $6.6 million primarily consisting of:

•	Capital expenditures were $16.8 million, which consisted primarily of helicopter acquisitions and deposits on future helicopter deliveries.

•	Proceeds from the disposition of property and equipment were $9.4 million.

•	Net principal payments on notes due from third-parties and equity investees were $0.9 million.

•	Investments in and advances to equity investees were $0.1 million.
Financing Activities
During the year ended December 31, 2019, net cash used in financing activities was $9.4 million primarily consisting of:

•	Purchases of treasury shares for $7.7 million.

•	Principal payments on long-term debt were $2.1 million.

•	Extinguishment of long-term debt was $0.7 million.

•	Proceeds from share-based award plans were $1.1 million.
During the year ended December 31, 2018, net cash used in financing activities was $43.5 million primarily consisting of:

•	Principal payments on long-term debt, including our Revolving Credit Facility were $41.9 million.

•	Issuance costs related to the amendment to our Revolving Credit Facility were $1.3 million.

•	Extinguishment of long-term debt was $1.2 million.

•	Proceeds from share-based award plans were $0.9 million.
During the year ended December 31, 2017, net cash used in financing activities was $27.5 million primarily consisting of:

•	Net principal payments on short and long-term debt were $45.3 million.

•	Borrowings under our Revolving Credit Facility were $17.0 million.

•	Proceeds from share-based award plans were $0.8 million.
Future Cash Requirements
Debt Obligations
Total debt (excluding unamortized discounts and debt issuance costs) as of December 31, 2019 was $162.4 million, of which $18.3 million was classified as current. The following table summarizes the maturity dates for our significant debt as of December 31, 2019:

Debt	Maturity Date
7.750% Senior Notes (excluding unamortized discount)	December 2022
Senior secured revolving credit facility	March 2021
Promissory notes	December 2020

In 2010, we entered into two promissory notes for $27.0 million and $11.7 million to purchase a heavy and medium helicopter, respectively. In December 2015, upon maturity of the notes, we refinanced the then outstanding balances of $19.0 million and $5.9 million. The notes require monthly principal payments of $0.1 million and less than $0.1 million with final payments of $12.8 million and $4.0 million, respectively. Both promissory notes are due in December 2020.
For further discussion of outstanding debt as of December 31, 2019, including a discussion of the market terms or our debt obligations, and our debt issuance costs and other details see Note 7 in the “Notes to Consolidated Financial Statements” included in this Annual Report.
Unfunded Capital Commitments
As of December 31, 2019, we had unfunded capital commitments of $80.5 million, primarily pursuant to agreements to purchase eight helicopters. Approximately $69.5 million is payable in 2020, with the remaining commitments payable through 2021. We also had $1.3 million of deposits paid on options not yet exercised. We may terminate $81.8 million of these commitments (inclusive of deposits paid on options not yet exercised) without further liability to us other than aggregate liquidated damages of $2.1 million. In addition, we had outstanding options to purchase up to an additional ten AW189 helicopters. If these options were exercised, the helicopters would be delivered in 2021 and 2022. We expect to finance the remaining acquisition costs through a combination of cash on hand and cash provided by operating activities.
Short and Long-Term Liquidity Requirements
We anticipate that we will generate positive cash flows from operations and that these cash flows will be adequate to meet our working capital requirements. During the year ended December 31, 2019, our cash provided by operations was $27.6 million. To support our capital expenditure program and/or other liquidity requirements, we may use any combination of operating cash flow, cash balances or proceeds from sales of assets, issue debt or equity, or borrowings under our Revolving Credit Facility. As of December 31, 2019, we had the ability to borrow an additional $124.3 million under the Revolving Credit Facility, subject to our compliance with the financial ratios discussed above.
Our availability of long-term liquidity is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, debt service, capital expenditures and a reasonable return on investment. Management will continue to closely monitor our liquidity and the credit markets.
Off-Balance Sheet Arrangements
As of December 31, 2019, we had standby letters of credit totaling $0.7 million.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations and other commercial commitments and their aggregate maturities as of December 31, 2019 (in thousands):

		Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual obligations:
Long-term debt(1)	$196,981	$30,719	$166,262	$—	$—
Capital purchase obligations(2)	80,468	69,530	10,938	—	—
Operating leases(3)	16,138	2,273	3,168	2,327	8,370
Purchase obligations(4)	7,040	7,040	—	—	—
	$300,627	$109,562	$180,368	$2,327	$8,370
_______________

(1)
Maturities of our borrowings, interest payments pursuant to such borrowings and a capital commitment fee on our Revolving Credit Facility are based on contractual terms. Interest amounts represent the expected cash payments for interest on our long-term debt based on the interest rates in place and amounts outstanding as of December 31, 2019. We assume no borrowings under the revolver.

(2)
Capital purchase obligations as of December 31, 2019 represent commitments for the purchase of eight new helicopters, consisting of five AW169 light twin helicopters and three AW189 heavy helicopters. Of the total unfunded capital commitments, all may be terminated without further liability other than liquidated damages of $2.1 million in the aggregate. These commitments are not recorded as liabilities on our consolidated balance sheet as we had not yet received the goods or taken title to the property.

(3)
Operating leases primarily include leases of facilities that have a remaining term in excess of one year. Included in the $16.1 million is $5.3 million related to leases that are reasonably expected to extend.

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
The aggregate amount at issue for the Tax Disputes is $13.8 million. The Municipal Tax Disputes represent the largest claims with a total amount being sought from Aeróleo, with approximately $10.3 million at issue.
In addition to the Tax Disputes (and unrelated thereto), Aeróleo is engaged in two additional civil litigation matters relating to: (i) a dispute with its former tax consultant who has alleged that $0.5 million is due and payable as a contingency fee related to execution of certain tax strategies; and (ii) a fatal accident that occurred in 1983 and was previously settled with the plaintiffs’ in the U.S. (the “Civil Disputes”). With respect to the fatal accident, the plaintiffs are seeking to collect additional amounts in Brazil despite the previous settlement agreed upon by the parties in the U.S.
We continue to evaluate and assess various legal strategies for each of the Tax Disputes and the Civil Disputes. As is customary for certain legal matters in Brazil, Aeróleo has already deposited amounts as security into an escrow account to pursue further legal appeals in several of the Tax Disputes and the Civil Disputes. As of December 31, 2019, we have deposited $5.0 million into escrow accounts controlled by the court with respect to the Tax Disputes and the Civil Disputes, and we have fully reserved such amounts subject to final determination and the judicial release of such escrow deposits. These estimates are based on our assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intentions and experience. Aeróleo plans to defend the cases vigorously. As of December 31, 2019, it is not possible to determine the outcome of the Tax Disputes or the Civil Disputes, but we do not expect that an outcome would have a material adverse effect on our business, financial position or results of operations.
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
Leases. We maintain operating leases for a number of fixed assets and determine if an arrangement is considered a lease at inception or during modification or renewal of an existing lease. The right-of-use (“ROU”) assets associated with these leases are reflected under long-term assets, and the payables on lease agreements recorded as liabilities, with amounts due within one year recorded in other current liabilities on our consolidated balance sheets. The majority of our operating leases do not provide an implicit rate, so the incremental borrowing rate is based on the information available at commencement date to determine the present value of future payments.
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
Contingent Liabilities. We establish reserves for estimated loss contingencies when we believe a loss is probable and the amount of the loss can be reasonably estimated. Our contingent liability reserves relate primarily to potential tax assessments for Aeróleo contingencies, litigation and personal injury claims. Income for each reporting period includes revisions to contingent liability reserves resulting from different facts or information which becomes known or circumstances which change and affect our previous assumptions with respect to the likelihood or amount of loss. Such revisions are based on information which becomes known or circumstances that change after the reporting date for the previous period through the reporting date of the current period. Reserves for contingent liabilities are based upon our assumptions and estimates regarding the probable outcome of the matter. Should the outcome differ from our assumptions and estimates or other events result in a material adjustment to the accrued estimated reserves, revisions to the estimated reserves for contingent liabilities would be recognized.
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
As of December 31, 2019, we had non-U.S. dollar denominated capital purchase commitments of €71.7 million ($80.5 million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. dollar equivalent of the non-hedged purchase commitment by $8.0 million.
As of December 31, 2019, we had $18.3 million of variable rate debt outstanding. These instruments bear a variable interest rate that resets monthly and are computed as the one-month LIBOR rate at the date of each reset plus 181 basis points. As of December 31, 2019, the weighted average interest rate on these borrowings was 3.50%. A 10% increase in the underlying LIBOR would raise the rate to 3.67%, resulting in additional annual interest expense of less than $0.1 million, net of tax.
As of December 31, 2019, we maintained a non-U.S. dollar denominated working capital balance of R$30.1 million ($7.5 million). An adverse change of 10% in the underlying foreign currency exchange rate would reduce our working capital balance by $0.7 million. As of December 31, 2019, we maintained a non-U.S. dollar denominated working capital balance of COP$818 million ($0.2 million). An adverse change of 10% in the underlying foreign currency exchange rate would reduce our working capital balance by less than $0.1 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and related notes required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K and are presented beginning on page 87 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under Securities Exchange Commission (“SEC”) rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the updated framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation surrounding our financial controls, an evaluation of the design effectiveness of these controls, testing of the operating effectiveness of these controls and a conclusion on this evaluation. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of the circumvention or overriding of controls.
Based on management’s evaluation, management concluded that we did maintain effective internal control over financial reporting as of December 31, 2019.
Grant Thornton LLP has issued an attestation report on our internal control over financial reporting. This report is presented beginning on page 84 of this Annual Report on Form 10-K.
Remediation of Previously Reported Material Weakness
None.
Changes in Internal Control Over Financial Reporting
During the year ended December 31, 2019, there were no changes in our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
Set forth below is certain biographical information with respect to members of our board of directors (the “Board”):

Name	Age	Position
Charles Fabrikant	75	Chairman of the Board of Directors
Christopher Bradshaw	43	Director
Ann Fairbanks	78	Director
Christopher Papouras	52	Director
Yueping Sun	63	Director
Steven Webster	68	Director
Charles Fabrikant is the Non-Executive Chairman of the Board.  Mr. Fabrikant served as the Company’s President and Chief Executive Officer from October 2011 to April 2012 and has served as Chairman of the Board since July 2011.  Mr. Fabrikant co-founded SEACOR Holdings Inc. (“SEACOR”) and has served as a director of SEACOR and several of its subsidiaries since its inception in 1989.  Mr. Fabrikant currently serves as Executive Chairman and Chief Executive Officer of SEACOR and as the Non-Executive Chairman of SEACOR’s former marine services division, SEACOR Marine Holdings Inc.  Additionally, Mr. Fabrikant has served as director of Diamond Offshore Drilling, Inc., a contract oil and gas driller, from January 2004 through May 2019. He also serves as President of Fabrikant International Corporation, a privately owned corporation engaged in marine investments.  Mr. Fabrikant is a graduate of Columbia University School of Law and Harvard University.
With over 30 years of experience in the maritime, transportation, investment and environmental industries, and his position as the co-founder of SEACOR and the Company’s former President and Chief Executive Officer, Mr. Fabrikant’s broad experience and deep understanding of the Company make him uniquely qualified to serve as Non-Executive Chairman of the Board.
Christopher Bradshaw has served as the President and Chief Executive Officer of the Company since November 2014 and Chief Financial Officer from October 2012 to September 2015. Mr. Bradshaw was appointed a director of the Company in February 2015. He served as the Company’s Acting Chief Executive Officer from August 2014 to November 2014. Additionally, Mr. Bradshaw is an officer and director of certain joint ventures and subsidiaries of the Company. From 2009 until 2012, Mr. Bradshaw served as Managing Partner and Chief Financial Officer of U.S. Capital Advisors LLC, an independent financial advisory firm that he co-founded. Prior to co-founding U.S. Capital Advisors LLC, Mr. Bradshaw was an energy investment banker at UBS Securities LLC, Morgan Stanley & Co., and PaineWebber Incorporated.
As Chief Executive Officer, Mr. Bradshaw provides valuable insight to the Board on the Company's day-to-day operations. Mr. Bradshaw also adds a valuable perspective to the Board given his strong background in corporate finance and investment banking within the energy sector.
Ann Fairbanks has been a member of the Board since March 2013. Mrs. Fairbanks is the founder and Chairman of the Fairbanks Investment Fund, a U.S. private equity fund. She is currently Chairman of the board of ProteoNic B.V., a director on the boards of Invectys S.A. and Routin S.A., and Chairman of Layalina Productions, a non-profit organization. Mrs. Fairbanks served in a number of U.S. government positions, including as Executive Director of the Federal Home Loan Bank Board from 1983 to 1987, as Deputy Assistant Director for Economic Policy on the White House Domestic Policy Staff of President Ronald Reagan from 1981 to 1983, and as Presidential Appointee on the founding board of the Federal Home Loan Mortgage Corporation until 1994. Mrs. Fairbanks formerly served as Lead Director of ING Direct until its sale to Capital One Bank in 2010. Mrs. Fairbanks serves on the board of directors and Executive Committee of the French-American Foundation in New York since 2002, and has served as a member of each of the National Committee of the Aspen Music Festival since 2001 and the International Women’s Forum in Washington, D.C., since 1996. Mrs. Fairbanks formerly served as a member of the board of directors of the French-American Foundation, in France, from 2006 to 2010.
Mrs. Fairbanks’ extensive experience with investment activities and board positions provides additional depth to the Board’s analysis and evaluation of investment and acquisition opportunities and other corporate opportunities. Mrs. Fairbanks’ broad experience enhances the Board’s leadership, corporate governance and diversity.
Christopher Papouras has been a member of the Board since March 2013. Mr. Papouras was President of Nabors Drilling Solutions, a provider of oil and gas drilling services, from 2015 until June 2018, and Chairman of Canrig Drilling Technology,

Ltd. (“Canrig”), a leading supplier of drilling equipment for the oil and gas drilling industry, from February 2016 until June 2018. Prior to that, Mr. Papouras was President of Canrig from 1998 to February 2016, President of Epoch Well Services, Inc., a provider of information technology services to the oil and gas industry, Assistant to the Chairman of Nabors Industries, Inc., a land drilling contractor and subsidiary of Nabors Industries Ltd., and a member of the board of directors of Accend, Inc., a private company that offers software solutions for the oil and gas industry. Mr. Papouras formerly served on the board of directors of Quantico Energy Solutions LLC, a data analytics company with a focus on the oil and gas industry, and Reelwell AS, an oilfield service company. Mr. Papouras became a member of the board of directors of SEACOR in March 2018 and Freight Farms, a manufacturer of containerized farming units, in February of 2020. Mr. Papouras is active in the Young Presidents’ Organization, serves on the board of directors of Knowledge is Power Program, Houston Public Schools and on the board of directors of the Boys & Girls Club of Greater Houston.
Mr. Papouras’s strong background in technology and the oil and gas industry, as well as his experience serving as a director on various company boards adds extensive value to the Company’s Board. This experience also provides significant value to the Audit Committee and Compensation Committee.
Yueping Sun has been a member of the Board since March 2013. Ms. Sun has been Of Counsel for the law firm of Yetter Coleman LLP since 2005, where her principal areas of practice include corporate and securities law. She also has served as Rice University Representative since 2004. Previously, Ms. Sun practiced law in New York City with White & Case LLP and Sidley Austin Brown & Wood LLP. Ms. Sun is a board member of the Asia Society Texas Center, Teach for America and the United Way of Greater Houston, a trustee of Texas Children’s Hospital and honorary co-chair of Rice’s Baker Institute Roundtable. Ms. Sun also serves as a member of the advisory board of Rice’s Shepherd School of Music, the Kinder Institute for Urban Research, Asian Chamber of Commerce, Chinese Community Center, and the Mayor’s International Trade and Development Council for Asia/Australia. Ms. Sun has been recognized by several organizations for her contributions to the community, including the 2010 International Executive of the Year, Texas China Distinguished Leader in Education Award, the 2011 Asian American Leadership Award, Woman on the Move, one of the 50 Most Influential Women of 2010 and the 2012 ABC Channel 13 Woman of Distinction.
Ms. Sun’s experience as a corporate and securities lawyer concentrating on cross-border and other corporate transactions adds value to the Board with respect to transactional matters and corporate governance, and her broad experience provides for enhanced Board diversity.
Steven Webster has been a member of the Board since January 2013. Mr. Webster served on SEACOR’s board of directors from September 2005 to January 2013. Mr. Webster is currently Managing Partner of AEC Partners LP, a private equity investment business formed in 2018 to invest in the energy sector. Mr. Webster remains a Co-Managing Partner of Avista Capital Partners LP, a private equity investment business that he co-founded in 2005 that focuses on the energy, healthcare and other industries. From 2000 through June 2005, Mr. Webster was Chairman of Global Energy Partners, an affiliate of Credit Suisse First Boston’s Alternative Capital Division. From 1988 through 1997, Mr. Webster was Chairman and Chief Executive Officer of Falcon Drilling Company, Inc. (“Falcon Drilling”), an offshore drilling company he founded, and through 1999, served as President and Chief Executive Officer of R&B Falcon Corporation (“R&B Falcon”), the successor to Falcon Drilling formed through its merger with Reading & Bates Corporation. Mr. Webster served as a Vice Chairman of R&B Falcon until 2001 when it merged with Transocean, Inc. Mr. Webster formerly served on the board of directors of various public companies both in the energy and other industries. Mr. Webster currently serves as a Trust Manager of Camden Property Trust, a public real estate investment trust specializing in multi-family housing, and director of Callon Production, an oil and gas development and production company, Oceaneering International Inc., a Houston based public subsea engineering and applied technology company, and various private companies. Mr. Webster holds an MBA from Harvard Business School where he was a Baker Scholar. He also holds a Bachelor of Science Degree in Industrial Management and an Honorary Doctorate in Management from Purdue University.
Mr. Webster’s extensive experience with private equity and equity-related investments provides additional depth to the Board’s analysis of investment and acquisition opportunities. His board positions and his experience as Chairman and Chief Executive Officer of a public company provide additional experience to the Board in evaluating corporate opportunities.

Executive Officers
Officers of Era Group serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of Era Group as of March 2, 2020 were as follows:

Name	Age	Position
Christopher Bradshaw	43
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

Crystal Gordon	41
Senior Vice President, General Counsel & Chief Administrative Officer since joining the Company in January 2019. From 2011 through 2018, Ms. Gordon served as the Executive Vice President, General Counsel and Corporate Secretary of Air Methods Corporation, an emergency air medical company operating over 400 aircraft throughout the U.S.  At Air Methods Corporation, she oversaw the company’s legal, compliance, government affairs, risk management and real estate departments.  During her tenure, she led the company through various strategic initiatives, advising senior management and the board of directors on numerous mergers and acquisitions and joint ventures.  Prior to her appointment at Air Methods Corporation, Ms. Gordon worked in private practice as a corporate and securities lawyer with Davis, Graham and Stubbs LLP, in Denver, Colorado.  Her practice involved representing public and private companies on a variety of corporate transactions, including mergers, acquisitions and dispositions, public offerings and private placements of debt and equity securities.   Ms. Gordon served in several compliance roles in the financial services industry prior to attending law school.

Jennifer Whalen	46
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

Stuart Stavley	47
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

Paul White	44
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

Grant Newman	42
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

Code of Ethics and Corporate Governance Guidelines
The Board has adopted a set of Corporate Governance Guidelines, a Code of Business Conduct and Ethics and a Supplemental Code of Ethics. A copy of each of these documents, along with the charters of each of the committees described below, is available on the Company’s website at ir.erahelicopters.com, by clicking “Governance” then “Governance Documents” and is also available to stockholders in print without charge upon written request to the Company’s Corporate Secretary, 945 Bunker Hill, Suite 650, Houston, Texas 77024. The website and information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report on Form 10-K
The Corporate Governance Guidelines address areas such as director responsibilities and qualifications, director compensation, management succession, board committees and annual self-evaluation. The Code of Business Conduct and Ethics is applicable to the Company’s directors, officers and employees, and the Supplemental Code of Ethics is applicable to the Company’s Chief Executive Officer and senior financial officers. The Company will disclose future amendments to, or waivers from, certain provisions of the Supplemental Code of Ethics on its website within two business days following the date of such amendment or waiver.

Committees of the Board
The Board has established the following committees, each of which operates under a written charter that has been posted on the Company’s website at www.erahelicopters.com. The website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report on Form 10-K.
Audit Committee
The Audit Committee met five times during 2019 and is currently comprised of Ann Fairbanks, Christopher Papouras and Steven Webster. Mr. Papouras is the Audit Committee Chairman. The Board has determined that Mr. Papouras is an “audit committee financial expert” for purposes of the rules of the Securities and Exchange Commission (“SEC”). The Board also determined that each other member of the committee is financially literate as required under the NYSE standards. In reaching this determination, the Board considered, among other things, the experience of Mr. Papouras as the prior Chairman of Canrig Drilling Technology, Ltd. and the prior President of Nabors Drilling Solutions, in addition to other experience that is described above. In addition, the Board determined that each member of the Audit Committee is independent, as defined by the rules of the NYSE Section 10A(m)(3) of the Securities Exchange Act of 1934 (the “Exchange Act”) and in accordance with the Era Categorical Standards. The Audit Committee is expected to meet at least quarterly.
Committee Function. The Audit Committee assists the Board in fulfilling its responsibility to oversee, among other things:

•
the conduct and integrity of management’s execution of the Company’s financial reporting process, including the reporting of any material events, transactions, changes in accounting estimates or changes in important accounting principles and any significant issues as to adequacy of internal controls;

•
the selection, performance, qualifications and compensation of the Company’s independent registered public accounting firm (including its independence), its conduct of the annual audit and its engagement for any other services;

•	the review of the financial reports and other financial information provided by the Company to any governmental or regulatory body, the public or other users thereof;

•
the Company’s systems of internal accounting and financial and disclosure controls, the annual independent audit of the Company’s financial statements and the integrated audit of internal controls over financial reporting;

•
risk management and controls, which includes assisting management with identifying and monitoring risks such as financial accounting and reporting, internal audit, information technology, cybersecurity and compliance, developing effective strategies to mitigate risk, and incorporating procedures into its strategic decision-making (and reporting developments related thereto to the Board);

•	the processes for handling complaints relating to accounting, internal accounting controls and auditing matters;

•	the Company’s legal and regulatory compliance;

•	the Company’s Code of Business Conduct and Ethics as established by management and the Board; and

•	the preparation of the audit committee report required by SEC rules to be included in the Company’s annual proxy statement.
The Audit Committee’s role is one of oversight. Management is responsible for preparing the Company’s financial statements, and the independent registered public accounting firm is responsible for auditing those financial statements. Management, including the outside provider of internal audit services, and the independent registered public accounting firm have more time, knowledge and detailed information about the Company than do Audit Committee members. Consequently, in carrying out its oversight responsibilities, the Audit Committee will not provide any expert or special assurance as to the Company’s financial statements or any professional certification as to the independent registered public accounting firm’s work.

Compensation Committee
The Compensation Committee is currently comprised of Christopher Papouras, Yueping Sun and Steven Webster. Mr. Webster is the Compensation Committee Chairman. The Compensation Committee met seven times during 2019 and, in addition, the Chairman of the Compensation Committee maintained frequent communication with the other Committee members as well as the Company’s Non-Executive Chairman and Chief Executive Officer regarding compensation matters. The Board has determined that each member of the Compensation Committee is independent, as defined by the rules of the NYSE and in accordance with the Era Categorical Standards. In addition, the members of the Compensation Committee qualify as “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act.
Committee Function. The Compensation Committee, among other things:

•	reviews the Company’s compensation practices, including corporate goals and annual performance objectives relevant to executive compensation;

•
establishes and approves compensation for the Chief Executive Officer, the Chief Financial Officer, other executive officers, and officers or managers who receive an annual base salary of more than $200,000;

•	evaluates officer and director compensation plans, policies and programs;

•	reviews and approves benefit plans;

•	approves all grants of equity awards and administers the Company’s incentive plans;

•
previews and discusses with management the Company’s Compensation Discussion and Analysis and produces a report on executive compensation to be included in the Company’s proxy statements and other SEC filings;

•	determines stock ownership guidelines for the Chief Executive Officer and other executive officers and monitors compliance with such guidelines;

•	annually evaluates the independence of any advisors retained by the Compensation Committee; and

•
reviews and recommends to the Board for approval the frequency with which the Company will conduct an advisory stockholder vote on executive compensation required by Section 14A of the Exchange Act (“Say on Pay Vote”), considering the results of the most recent Say on Pay Vote.

The Chairman of the Compensation Committee sets the agenda for meetings of the Compensation Committee. The meetings are attended by the Chief Executive Officer and the General Counsel, if requested. The Compensation Committee meets at least annually with the Chief Executive Officer and any other corporate officers the Board and Compensation Committee deem appropriate to discuss and review the performance criteria and compensation levels of key executives. At each meeting, the Compensation Committee has the opportunity to meet in executive session. The Chairman of the Compensation Committee reports the Compensation Committee’s actions regarding compensation of executive officers to the full Board. The Compensation Committee has the sole authority to retain, obtain the advice of and terminate any compensation consultants, independent legal counsel or other advisors to assist the Compensation Committee in its discharge of its duties and responsibilities, including the evaluation of director or executive officer compensation.
Interlocks and Insider Participation. During 2019, no member of the Compensation Committee was, and no member of the Compensation Committee currently is, an officer or employee of the Company. During 2019, none of the Company’s executive officers served as a director or member of the compensation committee of any other entity whose executive officers serve on the Board or the Compensation Committee. During 2019, no member of the Compensation Committee had a relationship that must be described under the SEC rules relating to disclosure of related person transactions.
Nominating and Corporate Governance Committee
The Nominating and Governance Committee met once during 2019. The Nominating and Governance Committee is currently comprised of Ann Fairbanks and Yueping Sun. Mrs. Fairbanks is the Nominating and Corporate Governance Committee Chairwoman. The Board has determined that each member of the Nominating and Corporate Governance Committee is independent, as defined by the rules of the NYSE and in accordance with the Era Categorical Standards.
Committee Function. The Nominating and Corporate Governance Committee assists the Board with, among other things:

•
identifying, screening and reviewing individuals qualified to serve as directors and recommending to the Board candidates for election at the Company’s annual meeting of stockholders and to fill vacancies on the Board;

•
developing, recommending to the Board, and overseeing implementation of modifications, as appropriate, to the Company’s policies and procedures for identifying and reviewing candidates for the Board, including policies and procedures relating to candidates for the Board submitted for consideration by stockholders;

•
reviewing the composition of the Board as a whole, including whether the Board reflects the appropriate balance of independence, sound judgment, business specialization, technical skills, diversity and other desired qualities;

•	reviewing periodically the size of the Board and recommending any appropriate changes;

•	overseeing the evaluation of the Board and management; and

•	reviewing on a regular basis, the overall corporate governance of the Company and recommending to the Board improvements when necessary.
Selection of Nominees for the Board of Directors. To fulfill its responsibility to recruit and recommend to the full Board nominees for election as directors, the Nominating and Corporate Governance Committee reviews the composition of the full Board to determine the qualifications and areas of expertise needed to further enhance the composition of the Board and works with management in attracting candidates with those qualifications.
In identifying new director candidates, the Nominating and Corporate Governance Committee seeks advice and names of candidates from Nominating and Corporate Governance Committee members, other members of the Board, members of management and other public and private sources. The Nominating and Corporate Governance Committee, in formulating its recommendation of candidates to the Board, considers each candidate’s personal qualifications and how such personal qualifications effectively address the perceived then current needs of the Board. Appropriate personal qualifications and criteria for membership on the Board include the following:

•	experience investing in and/or guiding complex businesses as an executive leader or as an investment professional within an industry or area of importance to the Company;

•	proven judgment and competence, substantial accomplishments, and prior or current association with institutions noted for their excellence;

•	complementary professional skills and experience addressing the complex issues facing a multifaceted international organization;

•	an understanding of the Company’s businesses and the environment in which it operates; and

•	diversity as to business experiences, educational and professional backgrounds and gender, race and ethnicity.
After the Nominating and Corporate Governance Committee completes its evaluation, it presents its recommendations to the Board for consideration and approval. The Nominating and Corporate Governance Committee has the power to retain outside counsel, director search and recruitment consultants or other experts and will receive appropriate funding from the Company to engage such advisors.
Stockholder Recommendations. The Nominating and Corporate Governance Committee will consider director candidates suggested by the Company’s stockholders provided that the recommendations are made in accordance with the procedures required under the Company’s amended and restated Bylaws for nomination of directors by stockholders. Stockholder nominations that comply with these procedures and that meet the criteria outlined therein will receive the same consideration that the Nominating and Corporate Governance Committee’s nominees receive. The Company will report any material change to this procedure in an appropriate filing with the SEC and will make any such changes available promptly on the SEC Filings section of the Company’s website at www.erahelicopters.com. There have been no material changes to these procedures since the Company last provided this disclosure.

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires that each director and executive officer of the Company and each person owning more than 10% of the Common Stock report his or her initial ownership of Common Stock and any subsequent changes in that ownership to the SEC. The Company is required to disclose any failure to file or late filings of such reports with respect to the most recent fiscal year.
Based solely upon a review of copies of forms furnished to the Company, the Company believes that all required Section 16(a) reports were timely filed during that fiscal year 2019, except that one Form 4 reporting one transaction for Mr. Newman was reported late.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Directors
Pursuant to the Company’s director compensation package for members of the Board who are not employees of the Company, the Company’s non-employee directors are entitled to an annual cash retainer of $60,000 and are also entitled to additional cash compensation of $2,000 for each meeting of the Board or its committees attended in person or by video conference and $1,000 for each such meeting attended telephonically. In addition, the Company’s non-executive Chairman is entitled to an additional annual cash retainer of $160,000, and the chairpersons of each of the Audit Committee, Compensation Committee and Nominating and Governance Committee are entitled to additional annual cash retainers of $20,000, $15,000 and $10,000, respectively. The Company has not increased the level of director compensation since 2013.
Directors are also eligible to receive equity awards under the Company’s 2012 Share Incentive Plan. Historically, annual equity awards to non-employee directors have been in the form of restricted stock awards that vest on the first anniversary of the grant date. The annual grants are generally expected to have a grant date fair value of $60,000 (5,748 shares of restricted stock for the grant made in March 2019).
In addition, upon election to the Board, non-employee directors will generally receive an initial award of 4,000 shares of restricted stock that will also vest in equal installments over four years. If a non-employee director’s service as a director of the Company terminates upon death, disability or upon a change in control of the Company, any unvested restricted stock awards will become fully vested. If a non-employee director’s service as a director of the Company terminates for any other reason, the unvested restricted stock awards will be forfeited.
NON-EMPLOYEE DIRECTOR COMPENSATION TABLE
The following table shows the compensation of the Company’s non-employee directors for the year ended December 31, 2019.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Charles Fabrikant	$230,000	$60,000	$290,000
Ann Fairbanks(2)(3)	85,000	60,000	145,000
Blaine Fogg(5)	26,044	60,000	86,044
Christopher Papouras(3)(4)	105,000	60,000	165,000
Yueping Sun(2)(4)	75,000	60,000	135,000
Steven Webster(3)(4)	96,000	60,000	156,000
______________________

(1)
Represents the aggregate grant date fair value of stock awards granted in 2019 as computed in accordance with FASB ASC Topic 718. A discussion of the policies and assumptions used in the calculation of grant date value are set forth in Note 12 of the Notes to the Consolidated Financial Statements in Item 8.

(2)	Member of the Nominating and Corporate Governance Committee.

(3)	Member of the Audit Committee.

(4)	Member of the Compensation Committee.

(5)	Mr. Fogg served on the Board until June 2019.

The following table shows the outstanding shares of unvested restricted stock held by each non-employee director as of December 31, 2019.

Non-employee Director	Outstanding Shares of Restricted Stock
Charles Fabrikant	5,748
Ann Fairbanks	5,748
Christopher Papouras	5,748
Yueping Sun	5,748
Steven Webster	5,748
Based on the closing price of a share of the Company’s Common Stock of $10.17 on December 31, 2019, the fair market value of each non-employee director’s outstanding shares of restricted stock as of the last day of the fiscal year was $58,457.
COMPENSATION DISCUSSION AND ANALYSIS
This discussion sets forth the compensation of the following Named Executive Officers (“NEOs”) of the Company:

•	Christopher Bradshaw, President and Chief Executive Officer

•	Crystal Gordon, Senior Vice President, General Counsel and Chief Administrative Officer

•	Jennifer Whalen, Senior Vice President and Chief Financial Officer

•	Stuart Stavley, Senior Vice President, Operations and Fleet Management

•	Paul White, Senior Vice President, Commercial

•	Grant Newman, Senior Vice President, Strategy and Corporate Development
Business Highlights
Despite the challenging environment for the offshore oil and gas industry generally in 2019, the Company had a successful year, achieving its safety and operational goals. Highlights during 2019 include:

•
The Company achieved its dual goals of zero air accidents and zero recordable workplace incedents, extending the number of consecutive days without a recordable workplace incident to 892 as of March 2, 2020;

•
As of December 31, 2019, the Company strengthened its balance sheet with approximately $241.7 million of total available liquidity, including $117.4 million of cash balances. With a strong balance sheet and limited debt maturities prior to 2022, manageable fixed charge obligations and a flexible order book, the Company possesses industry leading financial flexibility; and

•
On January 24, 2020, the Company announced that it had entered into a definitive agreement with Bristow Group Inc. to combine the two companies in an all-stock transaction, which is expected to create a financially stronger company with enhanced size and diversification.

For further information about our 2019 achievements, see Section titled “Annual Cash Bonus Plan”.
Compensation Highlights
The Compensation Committee took several actions with respect to the Company’s 2019 compensation programs, including the following:

•	Hired an independent compensation consultant to review and modify, as necessary, the Company’s peer group, see Section titled “Role of Peer Companies”;

•	Completed a comprehensive pay-for-performance analysis with the assistance of an independent third party executive compensation consultant;

•	Approved the 2019 annual cash bonus plan with challenging financial, safety and individual performance metrics; and

•	Continued to maintain the same level of director compensation since 2013.
Compensation Philosophy and Design
Our compensation philosophy is guided by the following principles:

•	Attract and Retain: Attract and retain talented, high-performing executives to achieve the Company’s mission and strategic goals in consideration of competitive market practices.

•	Reward for Performance: Reward NEOs for achieving both short-term and long-term objectives, including strategic and operational goals.

•	Align Management with Stockholders: Incentivize NEOs to create long-term value by aligning management’s and stockholders’ interests through equity compensation awards.
The Compensation Committee does not set targets for the mix of compensation among the various elements of pay when determining compensation. The mix of value attributable to each of the elements of compensation is generally driven by the Company’s desire to emphasize variable and at-risk compensation, such as cash bonus and long-term incentives, over fixed compensation. The Compensation Committee believes this approach to compensation pay mix supports its culture and aligns NEOs’ interest with the interest of stockholders.
Individual performance has a significant impact on determining compensation opportunities, other than for certain benefits that are provided to all of our employees. Each NEO’s annual performance is evaluated based on a review of his or her individual contributions to the business results both for the year and the long-term impact of the individual’s behavior and decisions.
We believe that our balanced mix of compensation is the best design to promote the Company’s compensation philosophy. Each compensation element is intended to support one or more of our compensation philosophy principles. Below is a summary of the core elements of our NEOs’ compensation for the 2019 fiscal year, each of which is reviewed annually:

Element	Objectives and Principles	Relation to Performance	2019 Actions/Results
Base Salary: Fixed annual cash; paid on a semi-monthly basis	•Provide a baseline level of cash compensation for services provided during year. •Reflect job responsibilities, individual contributions, experience and peer company data.
Executive salaries determined annually by Compensation Committee in consideration of retention efforts, individual experience and performance, financial position of the Company, the Company’s performance relative to its peers and general market conditions.
Mr. Bradshaw’s base salary was increased by 11%. Ms. Whalen’s salary was increased by 18%. Messrs. Newman, Stavley and White salaries were increased by 5%.
Annual Cash Bonus: Cash-based bonus based on achievement of short-term performance goals	•Motivate and reward executive officers’ contributions to achieve short-term performance goals. •Payment is not guaranteed, and levels vary according to individual and Company performance.	Annual bonuses reflect individual performance and the Company’s financial and safety performance.
The Company achieved its stretch safety performance of zero air accidents and zero workplace incidents. The Company exceeded its target financial metric, but did not reach its stretch financial metric, as further outlined below.

Long-term Incentive Equity: Value-based award of restricted stock with a three-year vesting period
•Aligns executives’ interests with those of the Company’s stockholders and drives long-term value creation.
•Reward for increase in stock-price performance since the value realized by the NEO upon vesting of restricted stock is directly tied to stock price.
•Attract, retain and motivate.
The Compensation Committee considers several factors, including the individual’s role and responsibilities when determining grant date fair value of equity awards.
The Compensation Committee approved an annual equity award for each executive employed at the beginning of 2019. Upon joining the Company on January 3, 2019, Ms. Gordon received a one-time new hire grant. Each grant vests over a three-year period, subject to continued employment.

Employee Stock Purchase Plan (ESPP): Eligibility to participate in ESPP.	Encourage employee savings, stock ownership and align interests with stockholders.	Not directly related to performance. Reflects competitive pay practice.	No significant actions in 2019.
Health and Welfare Benefits: Eligibility to participate in health and welfare	Provide health and welfare benefits to executives.	Not directly related to performance. Reflects competitive pay practice.	Health and welfare benefits including medical, dental, vision and disability coverage provided to all employees. No significant actions in 2019.
Role of Peer Companies
Generally, the Compensation Committee does not think it is appropriate to establish compensation based solely on benchmarking compared to the peer companies (“Peer Companies”) due to differences in corporate strategies and responsibilities of executive officers and key managers, reporting and accounting practices, levels of balance sheet leverage, and quality of asset base. However, the Compensation Committee believes that reviewing peer information is useful for two reasons. First, the Company’s compensation practices must be competitive in order to attract and retain executives with the ability and experience necessary to provide leadership and to deliver strong performance to the Company’s stockholders. Second, peer review allows the Compensation Committee to assess the reasonableness of the Company’s compensation practices. This process allows the Company to achieve one of its primary objectives of maintaining competitive compensation opportunities to ensure retention when justified and rewarding the achievement of Company objectives so as to align with stockholder interest.

The Company’s Peer Companies, which were reviewed and modified during 2019, generally consisted of public rotorcraft transport companies and oilfield services companies, all of whom we compete with for executive talent. Prior to the modifications to the Peer Companies outlined below, the Peer Companies reviewed in connection with 2019 executive compensation decisions included:

Air Methods Corporation Basic Energy Services, Inc. Bristow Group Inc.(1) CHC Group, Ltd.(1) C&J Energy Services, Ltd. Basic Energy Services, Inc.(1)	GulfMark Offshore, Inc. Hornbeck Offshore Services, Inc.(1) Key Energy Services Inc.(1) PHI Inc.(2) Newpark Resources, Inc. SEACOR Holdings Inc.
Because public compensation data for a number of peers previously included as Peer Companies was no longer available due to such companies being privately held and/or de-listed in connection with Chapter 11 proceedings, the Compensation Committee reviewed, and modified, the Peer Companies in July 2019 with the assistance of the Company’s independent compensation advisor, Longnecker and Associates (“Longnecker”), an executive compensation consulting firm based in Houston, Texas. Given the limited number of public company peers in the rotorcraft industry, the Company sought to broaden the peer group to aviation companies generally and oilfield services. Each of the potential peers identified in these industries were then benchmarked against the Company by utilizing the following metrics: market capitalization, asset size, revenue, enterprise value and geography. As a result of this assessment performed by Longnecker, the Compensation Committee modified the Peer Companies in July 2019 as follows:

Air Transport Services Group, Inc. Allegiant Travel Company Atlas Air Worldwide Holdings, Inc. Basic Energy Services, Inc.(1) Bristow Group, Inc.(2) CARBO Ceramics Inc.	Hornbeck Offshore Services, Inc.(1) Key Energy Services Inc.(1) PHI Inc.(2) SEACOR Holdings Inc. Tidewater Inc. Newpark Resources, Inc.
___________________________

(1)	Based on last available public information. De-listed in 2019.

(2)	Based on last available public information. Became privately held in 2019.
Use of Compensation Consultants
The Compensation Committee decided not to employ a compensation consultant in determining or recommending the amount or form of officer or director compensation for 2019. Data used by the Compensation Committee was collected by the Company’s legal and finance departments and outside data services, such as Equilar, and reviewed and discussed from time to time at Compensation Committee meetings.
However, Longnecker was retained to assist the Compensation Committee with a review of the Peer Companies and perform a pay-for-performance analysis, which informed 2020 compensation decisions. Longnecker commenced its engagement during Q2 2019. The engagement included, among other things, a peer group analysis, a pay-for-performance analysis for the NEOs and a compensation analysis for the independent directors of the Board. Prior to retaining Longnecker, the Compensation Committee evaluated Longnecker’s independence from management, taking into consideration all relevant factors, including the six independence factors specified in the NYSE listing rules and applicable SEC requirements. The Compensation Committee concluded that Longnecker is independent and that its work for the Compensation Committee will not raise any conflicts of interest.

Executive Compensation “Best Practices”
For 2019, the Company employed the following executive compensation best practices:
What We Do:

•
Annual Review of Base Salaries in Effect for 2019. The Company reviewed Peer data from outside data services, such as Equilar and determined that base salaries were generally aligned with the Company’s Peer Companies.

•
Annual Cash Bonus Plan. The Company adopted an incentive annual cash bonus plan providing for payment of annual cash bonuses subject to, and based on, the attainment of certain pre-established safety, financial and individual performance goals.

•	Three-Year Vesting of Restricted Stock. Historically, each NEO’s long-term incentive grant is delivered as restricted stock, with a three-year ratable vesting period.

•
Clawback Policy. The Company has a clawback policy applicable to the NEOs’ executive compensation in the event the Company is required to publish a restatement to any of its previously published financial statements as a result of material noncompliance with financial reporting requirements or certain improper acts by a NEO.

•	Stock Ownership Guidelines. The Company has adopted Stock Ownership Guidelines that apply to the NEOs to ensure that minimum levels of stock ownership are attained and maintained.

•	Independent Oversight. The Compensation Committee is comprised of independent directors and has the ability to engage the services of an independent compensation consultant and outside legal counsel.
What We Don’t Do:

•	No Employment Contracts with NEOs. The Company does not maintain any employment contracts with the NEOs.

•
No Guaranteed Bonuses. The Company believes that bonuses should reflect actual Company and individual performance; therefore, the Company does not guarantee bonus payments to the NEOs (i.e., annual bonuses are considered “at risk” pay).

•	No Excessive Severance Payments. The Company does not maintain a formal severance program outside of a change in control context.

•	No Supplemental Executive Retirement Plan (“SERP”). The Company does not provide a SERP to any NEO.

•
No Tax Gross-ups. The Company has never provided any tax gross-up payments to the NEOs and has no contract or agreement with any NEO that provides for a tax gross-up payment, including those related to change-of-control payments subject to Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended (the “Code”).

•	No Repricing or Replacing Outstanding Stock Options. The Company has never repriced or replaced any of its outstanding stock options.

•
Policies Restricting Hedging and Pledging By NEOs. The Company has adopted policies restricting hedging and pledging of the Company’s securities. Hedging is prohibited unless the Company’s General Counsel clears such transactions in advance; pledging transactions are subject to the restrictions and limitations set forth in the Company’s Insider Trading Policy.

Key Elements of Compensation
Consistent with our compensation philosophy, we believe a balanced mix of the following three primary compensation elements provides for the optimal design for our executive compensation program: (i) annual base salary, (ii) annual cash bonus and (iii) long-term incentive equity awards.
Annual Base Salary
The base salary levels for the NEOs are determined based on the experience and skill required for executing the Company’s business strategy and overseeing operations and are adjusted as appropriate at levels designed to be consistent with professional and market standards. The Compensation Committee considers the following factors when determining base salaries: (i) compensation data of the Company’s Peer Companies, (ii) the individual’s experience and skillset, (iii) a performance assessment by the Company’s Chief Executive Officer (and in the case of the Chief Executive Officer, an assessment by the Compensation Committee), and (iv) general market conditions.

In December 2018, after reviewing executive compensation practices of the Company’s new Peer Companies, the Compensation Committee increased the 2019 annual base salaries for Mr. Bradshaw by 11%, for Ms. Whalen by 18% and for Messrs. Newman, Stavley and White by 5%. In December 2019, after reviewing executive compensation practices of the Company’s Peer Companies, the Compensation Committee did not increase the 2020 annual base salaries of any of the NEOs. The 2020 annual base salaries for executives are generally below the median and average base salaries of executives with similar roles.
Annual Cash Bonus Plan
In January 2019, the Compensation Committee approved and adopted an annual cash bonus plan for the fiscal year 2019 (the “2019 Plan”), in which each of the NEOs participated. The 2019 Plan provided for payment of cash bonuses following the completion of the 2019 fiscal year subject to the attainment of certain performance measures established by the Compensation Committee. Performance measures consisted of safety metrics, achievement of a pre-established Adjusted EBITDA target and individual performance objectives. Each NEO is eligible to earn the applicable “stretch” award under the 2019 Plan, subject to reduction at the discretion of the Compensation Committee, based on the level of achievement of the applicable performance measures.   In order to participate in the 2019 Plan, participants must certify compliance the Company’s Code of Business Conduct and Ethics and undertake to place safety first in the conduct of business.
The 2019 Plan provided for payment of cash bonuses following the completion of the 2019 fiscal year subject to the attainment of certain performance goals achieved during the 2019 fiscal year. The 2019 Plan consists of three performance metrics: (i) safety performance, (ii) financial performance (i.e., Adjusted EBITDA) and (iii) individual performance objectives.

•
Financial Performance (Adjusted EBITDA) (40%): Financial performance for 2019 was measured by Adjusted EBITDA. “Adjusted EBITDA” is a non-GAAP financial metric defined in the 2019 Plan as earnings before interest, taxes, depreciation and amortization, adjusted to exclude special items. See Appendix A for reconciliation of non-GAAP financial metrics.

•
Safety Performance (25%): Safety is the Company’s #1 Core Value and its highest operational priority. Safety performance for 2019 included the Company’s (i) Total Recordable Incident Rate (“TRIR”) and (ii) Air Accident Rate (“AAR”). The TRIR and AAR account for 8% and 17%, respectively, of the 2019 Plan.

•
TRIR is determined by aggregating the total number of illnesses and injuries as defined by Occupational Safety and Health Administration (“OSHA”) of employees of Era Helicopters, LLC multiplied by 200,000, divided by the total number of hours worked by such employees.

•
AAR is determined by aggregating the total number of accidents involving helicopters operated by the Company and its consolidated subsidiaries in accordance with the industry standard defined by the Federal Aviation Administration, divided by the aggregated flight hours of the Company and its consolidated subsidiaries, multiplied by 100,000.

•
Individual Objectives (35%): During 2019, the NEOs were assigned key objectives in furtherance of certain strategic goals of the Company including, but not limited to, (i) enhancement of customer and market diversification, (ii) maximization of efficiencies and promote cost-saving initiatives, (iii) further integration of the Company’s international operations, and (iv) evaluation of strategic opportunities to create additional value for stockholders.

The table below sets forth the 2019 Plan metrics and “threshold”, “target” and “stretch” levels, as well as the Company’s actual safety and Adjusted EBITDA for 2019:

	Threshold	Target	Stretch	Actual
Financial Performance (40%)				155%
Adjusted EBITDA (millions)	$25.0	$32.0	$42.0	$37.0
Safety Performance (25%)				200%
AAR (17%)	2.50	2.00	0.00	0.00
TRIR (8%)	0.74	0.37	0.00	0.00
If the threshold level of performance with respect to any metric is not achieved, the portion of the 2019 Plan bonus attributable to such metric will be zero. Payouts for achievement between “threshold” and “target” levels are pro-rated between 0% to 100% and payouts for achievement between “target” and “stretch” levels are pro-rated between 100% and 200%. The Compensation Committee reviews and approves the achievement of each NEO’s individual objectives between 0% and 100%.
Each NEO was eligible to earn the applicable stretch award for safety under the 2019 Plan subject to reduction at the discretion of the Compensation Committee. The table below illustrates the executive officer bonus opportunities at the “target” and “stretch” levels.

Named Executive Officer	2019 Base Salary	Target Bonus (%)	Target Bonus ($)	Stretch Bonus
Christopher Bradshaw President, Chief Executive Officer	$695,000	150%	$1,042,500	$2,085,000
Crystal Gordon Senior Vice President, General Counsel and Chief Administrative Officer	375,000	100%	375,000	750,000
Jennifer Whalen Senior Vice President, Chief Financial Officer	310,000	75%	232,500	465,000
Stuart Stavley Senior Vice President, Operations and Fleet Management	275,000	75%	206,250	412,500
Paul White Senior Vice President, Commercial	275,000	75%	206,250	412,500
Grant Newman Senior Vice President, Strategy & Corporate Development	275,000	75%	206,250	412,500
In February 2020, the Compensation Committee certified the Company’s performance with respect to the Adjusted EBITDA and safety elements of the 2019 Plan and each NEO’s achievement of individual objectives. Below is a summary of the individual achievements applicable to each of our NEOs that the Compensation Committee considered when making its determinations with respect to each individual’s performance of his or her objectives pursuant to the 2019 Plan.
Christopher Bradshaw

•	Directed and oversaw the effort to enable the Company to expand its operations in Suriname;

•	Led, evaluated and pursued various strategic opportunities to create additional value for shareholders, including the recent Merger; and

•	Improved customer diversification and developed market analysis and business cases for potential new markets and lines of service.
Crystal Gordon

•	Developed and executed a plan to enhance the integration of certain administrative functions across all of the Company’s operations;

•	Enhanced the Company’s external communications, brand awareness and presence in certain state and federal government affairs; and

•	Enhanced the Company’s efforts to identify and develop top talent.
Jennifer Whalen

•	Enhanced the performance of certain accounting functions;

•	In concert with various internal stakeholders, conducted a thorough review of the Company’s domestic and international operations to identify and achieve efficiencies; and

•	Supported the evaluation, pursuit and execution of the strategic transaction with Bristow as directed by the CEO and Board.
Stuart Stavley

•	Led operational efforts to support the Company’s expansion in certain addressable markets;

•	Improved the Company’s logistics performance and cost and expanded the maintenance program and capabilities of the Company’s international operations; and

•	Enhanced the quality and timing of repairs and maintenance (R&M) expense reporting, including benchmarking data against the budget.
Paul White

•	Improved customer diversification and developed initiatives to increase aircraft utilization in the Gulf of Mexico;

•	Advanced the Company’s position in new and emerging markets and developed a business plan for the AW609 tiltrotor aircraft; and

•	Led the review of key cost drivers utilized in pricing modules for new bid proposals, in coordination with other internal stakeholders.
Grant Newman

•	Established reporting processes for key business information;

•	Established evaluation processes for certain key strategic opportunities; and

•	Supported market research regarding next generation VTOL, including supporting potential business plans.
Equity Compensation
The Company has adopted the 2012 Share Incentive Plan. The Compensation Committee, with input from management, determines the amount and allocation of equity awards on a case-by-case basis for each individual. The Company currently employs two types of equity-based awards: (1) annual restricted stock grants; and (2) one-time restricted stock grants in respect of promotions or new hire appointments. For fiscal year 2019, the Compensation Committee considered, among other things, the following factors when granting equity awards to the NEOs: (i) the executive’s roles and responsibilities; (ii) retentive value with respect to existing executive officers; and (iii) an estimate of the value of such awards. There were no stock option awards approved by the Compensation Committee during fiscal year 2019.

In March 2019, the Compensation Committee awarded annual restricted stock grants to each of the 2019 NEOs and one-time restricted stock grants as set forth in the table below.

	Annual Restricted Stock Grant
Named Executive Officers	2019 Salary	Value as Percentage of Salary	Grant Date Fair Value	Shares Granted(1)	One-Time Shares Granted
Christopher Bradshaw President, Chief Executive Officer	$695,000	175%	$1,216,250	116,500	—
Crystal Gordon Senior Vice President, General Counsel and Chief Administrative Officer	375,000	125%	468,750	44,900	25,000(2)
Jennifer Whalen Senior Vice President, Chief Financial Officer	310,000	105%	325,500	31,179	—
Stuart Stavley Senior Vice President, Operations and Fleet Management	275,000	105%	288,750	27,659	—
Paul White Senior Vice President, Commercial	275,000	105%	288,750	27,659	—
Grant Newman Senior Vice President, Strategy & Corporate Development	275,000	105%	288,750	27,659	—
_________________________________

(1)	Shares granted calculated dividing the executive’s respective total target grant date value by the closing price of the Company’s common stock on March 11, 2019.

(2)	Ms.Gordon joined the Company on January 3, 2019 and received a one-time, new-hire equity award.
Employment and Other Contracts and Potential Payments Upon Death, Disability, Qualified Retirement, Termination Without Cause or a Change of Control
2012 Share Incentive Plan
Pursuant to the terms of the applicable award agreements, stock options and restricted stock awards granted under the 2012 Share Incentive Plan vest upon the death, qualified retirement, termination without “cause” of the employee, or upon the occurrence of a “change in control.” However, unvested awards are generally forfeited if the employee is terminated with “cause” or resigns without “good reason.”
Era Group Inc. Senior Executive Severance Plan
The Compensation Committee believes that it is important to provide the NEOs with certain severance payment(s) in connection with a change in control in order to establish a sense of stability in the event of transactions that may create uncertainty regarding our NEOs’ future employment. Such payments maximize stockholder value by encouraging the NEOs to objectively review any proposed transaction to determine whether such proposal is in the best interest of our stockholders, irrespective of whether or not the NEO will continue to be employed post-transaction. Executive officers at other companies in our industry and the general market commonly have severance plans or equity compensation plans that provide for severance benefits or accelerated vesting for equity upon a change in control event, and the Company believes its adoption of the Severance Plan (as described below) is aligned with competitive market practices.
The Company provides the NEOs with certain severance payment(s) upon a qualifying termination of employment in connection with a change in control pursuant to the Era Group Inc. Senior Executive Severance Plan (“Severance Plan”) and, as described above, provides for accelerated vesting of equity-based compensation awards upon certain termination events and upon a change in control. The Severance Plan provides severance benefits to eligible employees, including the NEOs, designated by the Compensation Committee, whose employment is terminated by the Company without “cause” or by the participant for “good reason” in connection with a “change in control” (as such terms are defined in the Severance Plan) (in either case, a “Qualifying Termination”).
Upon a Qualifying Termination, a NEO will be eligible to receive the following benefits: (a) a lump sum cash payment equal to one to two times the sum of annual base salary and target annual bonus (three times for the Company’s President and Chief Executive Officer); (b) pro-rata target bonus for the year of termination; (c) a lump sum cash payment equal to COBRA premiums for 18 months; and (d) outplacement services not to exceed $25,000. In order to receive severance payments, the NEO must execute a general release of claims in favor of the Company. As a condition to participation in the Severance Plan, all participants are subject to confidentiality obligations, as well as non-solicitation and noncompetition restrictions during their employment with the Company and for 18 months thereafter (two years for the Company’s President and Chief Executive Officer).
In the event that any payment or benefit due to a NEO would be subject to the excise tax under Section 4999 of the Code, based on such payments being classified as “excess parachute payments” under Section 280G of the Code, then the amounts payable to such NEO will be reduced to the maximum amount that does not trigger the excise tax, unless the applicable employee would be better off (on an after-tax basis) receiving all such payments and benefits and paying all applicable income and excise tax thereon.
The Board or the Compensation Committee may amend or terminate the Severance Plan at any time, but no such action may be adverse to the interests of any participant (without the consent of the participant) during the two year period following a change in control or during the pendency of a “potential change in control” (as such term is defined in the Severance Plan).
Other Compensation Plans and Arrangements
Savings Plan
The Company provides a defined contribution plan (the “Savings Plan”) for its eligible U.S.-based employees. The Savings Plan provides for qualified, non-elective Company contributions in an amount equal to 3% of each employee’s eligible pay plus an amount equal to 100% of an employee’s first 3% of wages invested in the Savings Plan (with Company contributions limited by maximum eligible compensation thresholds as per IRS regulations) and immediate and full vesting in the Company’s contributions.
Compensation Governance
Oversight of Compensation Programs
The Compensation Committee is responsible for overseeing our senior executive compensation programs and has the ability to reduce incentive payouts based on factors it deems appropriate. See page 52 of this Form 10-K for more information on the role and responsibilities of the Compensation Committee in its review of executive compensation and related corporate governance.
Role of Executive Officers in Compensation Decisions
In evaluating executive compensation, the Compensation Committee and the Chief Executive Officer focused on senior employees and their progress in meeting individual goals set by the Compensation Committee in relation to how well their peers, their respective departments and the entire Company have performed. In a series of Compensation Committee meetings typically held in the latter part of each year through February of the following year, the Compensation Committee and the Chief Executive Officer meet to review the following factors in setting executive compensation for senior executives (except only the Compensation Committee evaluates the Chief Executive Officer’s performance):
•the Company’s corporate transactions, financial results and projections;
•the individual performance of the Company’s executive officers;
•the Chief Executive Officer’s recommendations; and
•prevailing conditions in the job market.
Role of the Compensation Committee
In making compensation decisions each year, the Compensation Committee considers the following factors:
•market compensation for cash and equity compensation;
•the potential for future roles within the Company;
•the risk in not retaining an individual;
•total compensation levels before and after the recommended compensation amounts;

•
compensation summaries for each senior executive that total the dollar value of all compensation-related programs, including salary, annual incentive compensation, long-term compensation, deferred compensation and other benefits; and

•	the fact that the Company has not entered into employment contracts and does not provide supplemental retirement benefits.

Consideration of Risk from Compensation Programs
The Compensation Committee carefully considers the impact the compensation program has on the Company’s risk management efforts. One way that the Compensation Committee discourages the Company’s NEOs and other employees from excessive risk taking to achieve financial goals is by requiring that all employees uphold and certify their compliance with the Company’s legal and ethical standards as set forth in our Code of Business Conduct and Ethics on an annual basis. Any violations of the Code of Business Conduct and Ethics may result in the Compensation Committee clawing back prior awards made to applicable plan members, including the NEOs. The Compensation Committee believes that the Company’s compensation program is structured to provide proper incentives for executives that balance risk and reward appropriately and in accordance with the Company’s risk management philosophy, particularly by having a significant portion of the executives’ compensation vest over a three-year period. Compensation distributed over a period of years serves to reinforce the benefit of long-term decision-making and the Compensation Committee’s ability to reward decisions that serve the Company’s (and our stockholders’) best interests in the long-term. The Company believes that its current compensation policies and practices are not reasonably likely to have a material adverse effect on the Company and do not encourage excessive risk-taking behavior.
Stock Ownership
The Company’s Compensation Committee has adopted Stock Ownership Guidelines for non-management directors and executive officers pursuant to which such individuals are expected to attain minimum levels of stock ownership, including unvested restricted shares and stock underlying “in the money” vested options with a phase-in available for newly appointed individuals. All non-management directors and executive officers are in compliance with the Stock Ownership Guidelines as of December 31, 2019, except for Grant Newman, who joined the Company as Senior Vice President, Strategy & Corporate Development in September 2018 and Crystal Gordon, who joined the Company as Senior Vice President and General Counsel and Chief Administrative Officer in January, 2019. Both of these executives are currently on track for compliance. Non-management directors and executive officers must attain compliance within three years from the date of his or her appointment. The minimum ownership level of Company stock is expressed as a multiple of compensation in accordance with the following table:

Directors and Officers	Ownership Threshold
Non-management director	3x Annual Cash Retainer
CEO	4x Base Salary
Senior Vice Presidents	2x Base Salary
Other Executive Officers	1x Base Salary
Until the ownership threshold is achieved, non-management directors and executive officers may only sell up to 50% of the shares of vested stock received after any selling or withholding of stock to pay taxes associated with vesting. In general, once a covered person achieves initial compliance with his or her ownership threshold guideline, such covered person must at all times retain ownership of at least the minimum amount of shares that such person was required to hold to be in compliance with the ownership guidelines on the first test date on which such person attained compliance. The Compensation Committee is responsible for the administration of the Stock Ownership Guidelines, including granting any exception waivers, and addressing any executive officer noncompliance during annual performance reviews.
The Company does not have a specific equity or other security ownership requirements or guidelines for employees other than its executive officers. However, management level employees are encouraged to take an ownership stake in the Company and are specifically compensated with equity compensation. The Compensation Committee annually reviews grant history and subsequent dispositions of restricted stock to determine if the awards serve the purpose of building ownership.

Policy Restricting Pledging and Hedging Company Securities
The Company has adopted policies restricting hedging and pledging of Company securities by our directors, senior officers and certain employees (“Insiders”). Specifically, hedging transactions by Insiders are prohibited unless such transactions are cleared in advance by the Company’s General Counsel. Pledging transactions are subject to the restrictions and limitations set forth in the Company’s Insider Trading Policy. Insiders are not permitted to hold the Company’s securities in margin accounts.
Clawback Policy
The Company has adopted a clawback policy pursuant to which it will seek to recoup compensation paid to NEOs in the event the Company is required to publish a restatement to any of its previously published financial statements as a result of: 1) the material noncompliance of the Company with any applicable financial reporting requirement under the U.S. federal securities laws or 2) the fraud, theft, misappropriation, embezzlement or intentional misconduct by an executive.

Accounting and Tax Issues
Section 162(m) generally disallows a tax deduction to public companies for compensation paid in excess of $1 million to “covered employees” as defined under Section 162(m). Prior to its amendment by the Tax Act, which was enacted December 22, 2017, there was an exception to this $1 million limitation for “performance-based compensation” if certain requirements set forth in Section 162(m) and the applicable regulations were met.  Historically, the Compensation Committee designed its compensation programs based on its belief that a portion of the compensation payable to its NEOs should be based on the achievement of performance-based targets and, when appropriate, be designed with the intent that such compensation qualify as deductible performance-based compensation under Section 162(m). Accordingly, bonus payments previously made to “covered employees” under our Management Incentive Plan were intended to satisfy the requirements of performance-based compensation under Section 162(m).
The Tax Act generally amended Section 162(m) to eliminate the exception for performance-based compensation, effective for taxable years following December 31, 2017. The $1 million deduction limit was also expanded to apply to a company’s chief financial officer and certain individuals who were covered employees in years other than the then-current taxable year. As a result, for taxable years beginning January 1, 2018, “covered employees” includes (i) a company’s chief executive officer and chief financial officer, (ii) its three next highest paid officers for the taxable year, and (iii) any individuals who were “covered employees” during any taxable year beginning on or after January 1, 2017.  Certain transition relief may apply with respect to compensation paid pursuant to certain contracts in effect as of November 2, 2017. As in prior years, the Compensation Committee will continue to take into account the tax and accounting implications of its pay elements, but reserves its right to make compensation decisions based on other factors as well if the Compensation Committee determines it is in its best interests to do so.
Pay Ratio Disclosure
Pursuant to Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are providing the following estimate of the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all other employees.
As of December 31, 2019, the date we selected for purposes of choosing the median employee, our employee population consisted of approximately 706 individuals (not including our Chief Executive Officer). This population included all full and part-time employees of ours and any consolidated subsidiaries.
To identify the median employee, we reviewed 2019 W-2 wages for all U.S. employees and equivalent taxable compensation for all non-U.S. employees included in our employee population.
Once we identified the median employee, we calculated all of the elements of such employee’s compensation for fiscal year 2019 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in an annual total compensation of $71,332. Our Chief Executive Officer’s annual total compensation for fiscal year 2019 was $3,767,020, as disclosed in the Summary Compensation Table appearing on page 69. Based on the foregoing, our estimate of the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all other employees was 53:1.
Given the various methodologies that public companies are permitted to use to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the management of the Company and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The foregoing report is respectfully submitted by the Compensation Committee.
Steven Webster (Chairman)
Christopher Papouras
Yueping Sun
The foregoing report shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or Exchange Act, except as shall be expressly set forth by specific reference in such filing.

EXECUTIVE COMPENSATION TABLES
Summary Compensation Table
The following table sets forth compensation information for the Company’s NEOs with respect to the fiscal years ended December 31, 2019, 2018 and 2017.

	Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards	All Other Compensation(3)	Total
Christopher Bradshaw	2019	$695,000	$1,838,970	$1,216,250	$—	$16,800	$3,767,020
President, Chief Executive Officer and Director	2018	625,000	1,421,250	937,503	—	16,500	3,000,253
	2017	595,000	703,112	892,510	—	16,200	2,206,822
Crystal Gordon	2019	375,000	864,125	692,756	—	66,519	1,998,400
Senior Vice President, General Counsel, Chief Administrative Officer and Secretary	2018	—	—	—	—	—	—
	2017	—	—	—	—	—	—
Jennifer Whalen(4)	2019	310,000	415,013	325,500	—	16,800	1,067,313
Senior Vice President, Chief Financial Officer	2018	262,500	296,395	441,781	—	15,239	1,015,915
	2017	231,667	117,924	190,323	—	14,874	554,788
Stuart Stavley	2019	275,000	358,050	288,750	—	16,800	938,600
Senior Vice President, Operations and Fleet Management	2018	262,500	290,194	275,629	—	16,281	844,604
	2017	250,000	144,431	262,505	—	16,200	673,136
Paul White	2019	275,000	356,606	288,750	—	11,461	931,817
Senior Vice President, Commercial	2018	262,500	290,194	275,629		11,094	839,417
	2017	250,000	144,431	262,505	—	11,417	668,353
Grant Newman	2019	275,000	359,494	288,750		78,941	1,002,185
Senior Vice President, Strategy & Corporate Development	2018	86,436	100,406	262,350	—	3,281	452,473
	2017	—	—	—	—	—	—
______________________

(1)
Represents amounts earned in respect of the Company’s annual bonus program. In January 2019, the Compensation Committee eliminated the partial deferral of bonus payments and accelerated the previously deferred portions of the 2016 and 2017 bonuses to be paid at the same time as the 2018 bonus. The acceleration of deferred bonus payments included twenty percent (20%) of the 2016 bonuses and forty percent (40%) of the 2017 bonuses, and included interest on the deferred portions of the bonus at the Company’s borrowing rate at the time of payment, LIBOR plus 225 bps or approximately 4.7% per annum. During the year ended December 31, 2018 the interest that would have accrued at the Company’s current borrowing rate on previously approved bonus amounts that have been deferred totaled $19,715, $4,128, and $4,128, for Messrs. Bradshaw, Stavley and White, respectively, and $2,928 for Ms. Whalen. The amounts paid in respect of these accelerated deferrals are not included as compensation for 2018 as the decision to eliminate the deferred bonus program and the payment of such deferred bonus amounts occurred in 2019. Of the $864,125 paid to to Ms. Gordon, $200,000 was in connection to her appointment to the Company.

(2)
The dollar amount of restricted stock set forth in these columns reflects the aggregate grant date fair value of restricted stock awards made during 2019, 2018 and 2017, respectively, in accordance with the FASB ASC Topic 718 without regard to forfeitures. Discussion of the policies and assumptions used in the calculation of the grant date fair value are set forth in Note 12 of the Notes to Consolidated Financial Statements included in Item 8. The amount shown for Ms. Gordon represents the value of 25,000 shares of restricted stock (with a grant date fair value of $224,000) granted in connection with Ms. Gordon’s appointment as Senior Vice President, General Counsel and Chief Administrative Officer. The amounts shown for Ms. Whalen include a grant of 17,200 shares of restricted stock (with a grant date fair value of $166,152) in 2018 in connection with her appointment as Senior Vice President, Chief Financial Officer. The amount shown for Mr. Newman represents the value of 22,500 shares of restricted stock (with a grant date fair value of $262,350) granted in connection with Mr. Newman’s appointment as Senior Vice President, Strategy & Corporate Development.

(3)
This column includes the Company’s contributions to match the pre-tax effective deferral contributions (included under Salary under the Company’s qualified 401(k) savings plan). It also includes the Company’s contributions for living costs related to hotel, flights, transportation, and meals to and from base residence to the Company’s home office. During 2019 only Ms. Gordon and Mr. Newman had other compensation related to living costs in the amount of $38,030 and $27,125, respectively. The duration of these costs are limited.

(4)
Ms. Whalen has served as Senior Vice President, Chief Financial Officer since February 2018. Ms. Whalen served as Vice President and Chief Accounting Officer since 2013 until her appointment as Vice President, Acting Chief Financial Officer in June 2017.

Grants of Plan-Based Awards
The following table sets forth certain information with respect to grants of share plan-based awards during the year ended December 31, 2019, to each of the NEOs.

Named Executive Officers	Approval Date	Grant Date	Number of Shares(1)	Grant Date Fair Value(2)
Christopher Bradshaw President and Chief Executive Officer	2/21/2019	3/11/2019	116,500	$1,216,250
Crystal Gordon Senior Vice President, General Counsel and Chief Administrative Officer	1/3/2019 2/21/2019	1/3/2019 3/11/2019	25,000(3) 44,900	224,000 468,750
Jennifer Whalen Senior Vice President, Chief Financial Officer	2/21/2019	3/11/2019	31,179	325,500
Stuart Stavley Senior Vice President, Operations & Fleet Management	2/21/2019	3/11/2019	27,659	288,750
Paul White Senior Vice President, Commercial	2/21/2019	3/11/2019	27,659	288,750
Grant Newman Senior Vice President, Strategy & Corporate Development	2/21/2019	3/11/2019	27,659	288,750
______________________

(1)
The amounts set forth in this column reflect the number of shares of restricted stock granted in 2019. These awards vest in equal installments on each of the first three anniversaries of the grant date. These restricted stock awards vest immediately upon the death, disability, qualified retirement, termination of the employee by the Company “without cause,” or the occurrence of a “change-in-control” of the Company.

(2)
The grant date fair value of restricted stock awards set forth in this column reflects the aggregate grant date fair value calculated in accordance with the FASB ASC Topic 718 without regard to forfeitures. Discussion of the policies and assumptions used in the calculation of the grant date fair value are set forth in Note 12 of the Notes to Consolidated Financial Statements included in Item 8.

(3)	Ms. Gordon joined the Company on January 3, 2019 and received a one-time, new-hire equity award.

Outstanding Equity Awards at Fiscal Year-end
The following table sets forth certain information with respect to outstanding equity awards at December 31, 2019, held by the NEOs.

	Option Awards				Stock Awards
Named Executive Officers	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested		Market Value of Shares or Units that Have Not Vested
Christopher Bradshaw President, Chief Executive Officer and Director	40,000	—	$20.48	3/19/2023	25,493	(1)	$259,264	(2)
	60,000	—	21.26	3/19/2025	64,700	(3)	657,999	(2)
					116,500	(4)	1,184,805	(2)
Crystal Gordon Senior Vice President, General Counsel and Chief Administrative Officer					16,667	(7)	169,503	(2)
					44,900	(4)	456,633	(2)

Jennifer Whalen Senior Vice President, Chief Financial Officer					2,999	(1)	30,500	(2)
					30,489	(3)	310,073	(2)
					3,232	(5)	32,869	(2)
					31,179	(4)	317,090	(2)
Stuart Stavley Senior Vice President, Operations & Fleet Management	15,000	—	20.48	3/19/2023	7,498	(1)	76,255	(2)
					19,022	(3)	193,454	(2)
					27,659	(4)	281,292	(2)
Paul White Senior Vice President, Commercial	15,000	—	20.48	3/19/2023	7,498	(1)	76,255	(2)
					19,022	(3)	193,454	(2)
					27,659	(4)	281,292	(2)
Grant Newman Senior Vice President, Strategy & Corporate Development					15,000	(6)	152,550	(2)
					27,659	(4)	281,292	(2)
______________________

(1)	Shares vest on March 10, 2020.

(2)	These amounts equal the applicable number of shares of restricted stock multiplied by the closing price of the Company’s Common Stock on December 31, 2019, which was $10.17.

(3)	These shares vest in equal portions on March 12, 2020 and 2021, assuming continued employment with the Company.

(4)	These shares vest in equal portions on March 11, 2020, 2021 and 2022, assuming continued employment with the Company.

(5)	These shares vest on June 16, 2020, assuming continued employment with the Company.

(6)	These shares vest in equal portions on September 4, 2020 and 2021, assuming continued employment with the Company.

(7)	These shares vest in equal portions on December 17, 2020 and 2021, assuming continued employment with the Company.

Option Exercises and Stock Vested
The following table sets forth certain information with respect to the value realized from the vesting of restricted stock awards in 2019. There were no exercise of stock options by any NEO during 2019.

Named Executive Officers	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
Christopher Bradshaw President and Chief Executive Officer	78,476	$829,080
Crystal Gordon Senior Vice President, General Counsel and Chief Administrative Officer	8,333	88,083
Jennifer Whalen Senior Vice President, Chief Financial Officer	25,159	265,515
Stuart Stavley Senior Vice President, Operations & Fleet Management	26,266	278,311
Paul White Senior Vice President, Commercial	26,266	278,311
Grant Newman Senior Vice President, Strategy & Corporate Development	7,500	73,350
______________________

(1)	The value realized on vesting is determined by multiplying the number of shares vesting by the market price at the close of business on the date of vesting.
Potential Payments upon Death, Disability, Qualified Retirement, Termination without “Cause” or a Change in Control
For a detailed discussion of the Company’s Severance Plan, see the “Era Group Inc. Senior Executive Severance Plan”. The amounts set forth below are the amounts that would have been paid to each NEO as a result of equity acceleration in connection with his or her death, disability, qualified retirement or termination without “cause” on December 31, 2019.

Named Executive Officers	Stock Awards(1)
Christopher Bradshaw President and Chief Executive Officer	$2,102,068
Crystal Gordon Senior Vice President, General Counsel and Chief Administrative Officer	626,133
Jennifer Whalen Senior Vice President, Chief Financial Officer	690,529
Stuart Stavley Senior Vice President, Operations & Fleet Management	551,000
Paul White Senior Vice President, Commercial	551,000
Grant Newman Senior Vice President, Strategy & Corporate Development	433,842

(1)	Represents the value of unvested shares based on the closing price of the Common Stock as of December 31, 2019, which was $10.17.

In addition to the amounts set forth on the above table, the listed NEOs would have been entitled to a cash payment in the amount set forth below upon a Qualifying Termination pursuant to a change in control event on December 31, 2019.

Named Executive Officers	Salary	Target Bonus	Cash Payment Basis	Cash Payment Multiple	Total Cash Payment(1)
Christopher Bradshaw President and Chief Executive Officer	$695,000	$1,042,500	$1,737,500	3x	$5,212,500
Crystal Gordon Senior Vice President, General Counsel and Chief Administrative Officer	375,000	375,000	750,000	2x	1,500,000
Jennifer Whalen Senior Vice President, Chief Financial Officer	310,000	232,500	542,500	2x	1,085,000
Stuart Stavley Senior Vice President, Operations & Fleet Management	275,000	206,250	481,250	2x	962,500
Paul White Senior Vice President, Commercial	275,000	206,250	481,250	2x	962,500
Grant Newman Senior Vice President, Strategy & Corporate Development	275,000	206,250	481,250	2x	962,500

(1)	“Cash Payment” calculated as defined in the Severance Plan as described on page 65.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table provides information with respect to the beneficial ownership of the Common Stock as of March 2, 2020 by:

•	each director of the Company;

•	each executive officer named in the summary compensation table;

•	all of the Company’s current directors and executive officers as a group; and

•	each of the Company’s stockholders who are known to be the beneficial owner of more than 5% of the Company’s outstanding shares of Common Stock.
As of March 2, 2020, there were 21,310,613 shares of the Common Stock outstanding. The amounts and percentages of Common Stock beneficially owned are reported on the basis of the regulations of the SEC governing the determination of beneficial ownership of securities. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities. Except as otherwise noted in the footnotes below, each person or entity identified in the table has sole voting and investment power with respect to the securities they hold.

Name	Beneficial Ownership	Percentage of Class
Directors and Named Executive Officers:
Charles Fabrikant(1)	670,223	3.12%
Christopher Bradshaw(2)	541,877	2.52%
Stuart Stavley(3)	163,036	*
Steven Webster(4)	99,638	*
Jennifer Whalen(5)	112,653	*
Paul White(6)	89,964	*
Crystal Gordon(7)	66,894	*
Grant Newman(8)	51,814	*
Ann Fairbanks(9)	37,156	*
Christopher Papouras(10)	35,517	*
Yueping Sun(11)	35,281	*
All current directors and executive officers as a group (11 individuals)(12)	1,904,053	8.86%
Principal Stockholders:
BlackRock, Inc.(13) 55 East 52nd Street New York, NY 10055	3,128,435	14.56%
Wellington Management Company LLP(14) 280 Congress Street Boston, MA 02110	1,974,803	9.19%
Dimensional Fund Advisors LP(15) Building One 6300 Bee Cave Road Austin, TX 78746	1,777,106	8.27%
Royce & Associates, LP(16) 745 Fifth Avenue New York, NY 10151	1,675,447	7.80%
Van Den Berg Management I, Inc.(17) 805 Las Cimas Parkway, Suite 430 Austin, TX 78746	1,495,363	6.96%
The Vanguard Group(18) 100 Vanguard Blvd. Malvern, PA 19355	1,402,170	6.52%
_______________

*	Individually less than 1.00%.

(1)
Includes: (i) 198,103 shares of Common Stock owned directly; (ii) 323,529 shares owned by Fabrikant International Corporation, of which Mr. Fabrikant is President, (iii) 60,000 shares held by the Charles Fabrikant 2012 GST Exempt Trust, of which Mrs. Fabrikant is a trustee, (iv) 37,821 shares held by the Charles Fabrikant 2009 Family Trust, of which Mr. Fabrikant is a trustee, (v) 12,000 shares owned by the Sara J. Fabrikant 2012 GST Exempt Trust, of which Mr. Fabrikant is a trustee, (vi) 800 shares owned by the Harlan Saroken 2009 Family Trust, of which Mrs. Fabrikant is a trustee, (vii) 800 shares owned by the Eric Fabrikant 2009 Family Trust, of which Mrs. Fabrikant is a trustee and (viii) 5,748 shares of restricted stock over which Mr. Fabrikant exercises sole voting power.

(2)	Includes 206,693 shares of restricted stock over which Mr. Bradshaw exercises sole voting power and options to purchase 100,000 shares of Common Stock that have vested.

(3)	Includes 49,424 shares of restricted stock over which Mr. Stavley exercises sole voting power and options to purchase 15,000 shares of Common Stock that have vested.

(4)	Includes 5,748 shares of restricted stock over which Mr. Webster exercises sole voting power and options to purchase 40,153 shares of Common Stock that have vested.

(5)	Includes 67,899 shares of restricted stock over which Ms. Whalen exercises sole voting power.

(6)	Includes 54,179 shares of restricted stock over which Mr. White exercises sole voting power and options to purchase 15,000 shares of Common Stock that have vested.

(7)	Includes 69,900 shares of restricted stock over which Ms. Gordon exercises sole voting power.

(8)	Includes 42,659 shares of restricted stock over which Mr. Newman exercises sole voting power.

(9)	Includes 5,748 shares of restricted stock over which Ms. Fairbanks exercises sole voting power.

(10)	Includes 5,748 shares of restricted stock over which Mr. Papouras exercises sole voting power.

(11)	Includes 5,748 shares of restricted stock over which Ms. Sun exercises sole voting power.

(12)
Includes Mmes. Fairbanks, Sun,Whalen and Gordon, and Messrs. Fabrikant, Bradshaw, Stavley, White, Papouras, Webster and Newman. The address for each such individual is c/o Era Group Inc., 945 Bunker Hill Rd., Suite 650, Houston, Texas 77024.

(13)
According to a Schedule 13G amendment filed on January 2, 2020 by BlackRock Inc. (“BlackRock”), BlackRock has sole voting power with respect to 3,093,861 shares of Common Stock and sole dispositive power with respect to 3,128,435 shares of Common Stock. BlackRock serves as a parent holding company, and, for purposes of the reporting requirements of the Exchange Act, may be deemed to beneficially own 3,128,435 shares of Common Stock. Various persons have the right to receive, or the power to direct, the receipt of dividends from, or the proceeds from the sale of, such shares of Common Stock. No one person’s interest in such shares of Common Stock is more than 5% of the total Common Stock outstanding.

(14)
According to a Schedule 13G amendment filed on February 14, 2020 by Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investments Advisors Holdings LLP and Wellington Management Company LLC (collectively, “Wellington”), Wellington has shared voting power with respect to 1,758,897 shares of Common Stock and shared dispositive power with respect to 1,974,803 shares of Common Stock. Wellington serves as an investment advisor and for purposes of the reporting requirements of the Exchange Act may be deemed to beneficially own 1,974,803 shares of Common Stock. Various persons have the right to receive, or the power to direct, the receipt of dividends from, or the proceeds from the sale of, such shares of Common Stock. No one person’s interest in such shares of Common Stock is more than 5% of the total Common Stock outstanding.

(15)
According to a Schedule 13G amendment filed on February 12, 2020 by Dimensional Fund Advisors LP (“Dimensional”), Dimensional has sole voting power with respect to 1,691,157 shares of Common Stock and sole dispositive power with respect to 1,777,106 shares of Common Stock. Dimensional furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (collectively, the “Funds”). In certain cases, subsidiaries of Dimensional may act as advisor or sub-advisor to certain Funds. In its role as investment advisor, sub-advisor and/or manager, neither Dimensional nor its subsidiaries possess voting and/or investment power over the shares of Common Stock owned by the Funds or may be deemed to be the beneficial owner of the shares of Common Stock. However, all of the Common Stock reported herein is owned by the Funds and Dimensional disclaims beneficial ownership of all such securities. Various Funds have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the securities held in their respective accounts. No one such Fund’s interest in such shares of Common Stock is more than 5% of the total Common Stock outstanding.

(16)
According to a Schedule 13G amendment filed on January 21, 2020 by Royce & Associates, LP ("Royce"), Royce has sole voting power and dispositive power over 1,675,447 shares of Common Stock. Royce is an investment adviser, and for purposes of the reporting requirements of the Exchange Act may be deemed to beneficially own 1,675,447 shares of Common Stock. Various persons have the right to receive, or the power to direct, the receipt of dividends from, or the proceeds from the sale of, such shares of Common Stock. No one person’s interest in such shares of Common Stock is more than 5% of the total Common Stock outstanding.

(17)
According to a Schedule 13G amendment filed on January 10, 2020 by Van Den Berg Management I, Inc. ("Van Den Berg"), Van Den Berg has sole voting power and dispositive power over 1,495,363 shares of Common Stock. Van Den Berg is an investment adviser, and for purposes of the reporting requirements of the Exchange Act may be deemed to beneficially own 1,495,363 shares of Common Stock. Various persons have the right to receive, or the power to direct, the receipt of dividends from, or the proceeds from the sale of, such shares of Common Stock. No one person’s interest in such shares of Common Stock is more than 5% of the total Common Stock outstanding.

(18)
According to a Schedule 13G amendment filed on February 10, 2020 by The Vanguard Group ("Vanguard"), Vanguard has sole voting power with respect to 1,385,481 shares of Common Stock and dispositive power with respect to 1,402,170 shares of Common Stock. Vanguard is an investment adviser, and for purposes of the reporting requirements of the Exchange Act may be deemed to beneficially own 1,402,170 shares of Common Stock. Various persons have the right to receive, or the power to direct, the receipt of dividends from, or the proceeds from the sale of, such shares of Common Stock. No one person’s interest in such shares of Common Stock is more than 5% of the total Common Stock outstanding.

EQUITY COMPENSATION PLAN INFORMATION
In 2013, the Company adopted the 2012 Share Incentive Plan (“2012 Share Incentive Plan”) and the Employee Stock Purchase Plan (“ESPP”). The following table sets forth information as of December 31, 2019 regarding shares of Common Stock to be issued upon exercise of the weighted-average exercise price of all outstanding options, warrants and rights granted under the 2012 Share Incentive Plan as well as the number of shares available for issuance under the 2012 Share Incentive Plan and the ESPP. The ESPP has been suspended in connection with the Merger.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by security holders(1)	203,612	$19.62	1,941,459
Equity compensation plans not approved by security holders	—	—	—
Total	203,612	—	1,941,459
______________________________

(1)
As of December 31, 2019, the plans with securities remaining available for future issuance consisted of the 2012 Share Incentive Plan and the ESPP. As of December 31, 2019, 1,839,835 shares of Common Stock remained available for issuance under the 2012 Share Incentive Plan with respect to awards (other than outstanding awards) and could be issued in the form of stock options, stock appreciation rights, stock awards and stock units, and 101,624 shares of Common Stock remained available for issuance under the ESPP.

(2)	Excluding securities reflected in the first column

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Person Transactions Policy
The Company established a written policy for the review and approval or ratification of transactions with related persons (the “Related Person Transactions Policy”) to assist the Company in reviewing transactions in excess of $120,000 (“Transactions”) involving the Company and its subsidiaries and Related Persons (as defined below). Examples include, among other things, sales, purchases or transfers of real or personal property, use of property or equipment by lease or otherwise, services received or furnished, borrowing or lending (including guarantees), employment by the Company of an immediate family member of a Related Person or a change in the material terms or conditions of employment of such an individual and charitable contributions in accordance with the Company’s policies related thereto.
The Related Person Transactions Policy supplements the Company’s other conflict of interest policies set forth in its Corporate Governance Guidelines, its Company’s Code of Business Conduct and Ethics and its other internal procedures. A summary description of the Related Person Transactions Policy is set forth below.
For purposes of the Related Person Transactions Policy, a Related Person includes the Company’s directors, director nominees and executive officers since the beginning of the Company’s last fiscal year, beneficial owners of 5% or more of any class of the Company’s voting securities and members of each of their respective Immediate Families (as defined in the Related Person Transactions Policy).
The Related Person Transactions Policy provides that Transactions must be approved or ratified by the Board. The Board delegates to the Audit Committee the review and, when appropriate, the approval or ratification of Transactions. Upon the presentation of a proposed Transaction, the Related Person will be excused from participation and voting on the matter. In approving, ratifying or rejecting a Transaction, the Audit Committee will consider such information as it deems important to conclude if the Transaction is fair and reasonable to the Company.
Whether a Related Person’s interest in a Transaction is material will depend on all facts and circumstances, including whether a reasonable investor would consider the Related Person’s interest in the Transaction important, together with all other available information, in deciding whether to buy, sell or hold the Company’s securities. In administering this Related Person Transaction Policy, the Board or the relevant committee will be entitled (but not required) to rely upon such determinations of materiality by the Company’s management.
The following factors will be taken into consideration in determining whether to approve or ratify a Transaction with a Related Person:

•	the Related Person’s relationship to the Company and his or her interest in the Transaction;

•	the material facts of the Transaction, including the proposed aggregate value of such Transaction;

•	the materiality of the Transaction to the Related Person and the Company, including the dollar value of the Transaction, without regard to profit or loss;

•	the business purpose for, and reasonableness of, the Transaction, taken in the context of the alternatives available to the Company for attaining the purposes of the Transaction;

•	whether the Transaction is comparable to an arrangement that could be available on an arms-length basis and is on terms that are generally available;

•	whether the Transaction is in the ordinary course of the Company’s business and was proposed and considered in the ordinary course of business; and

•
the effect of the Transaction on the Company’s business and operations, including on its internal control over financial reporting and system of disclosure controls or procedures, and any additional conditions or controls (including reporting and review requirements) that should be applied to such Transaction.

The following arrangements will not generally give rise to Transactions with a Related Person for purposes of the Related Person Transactions Policy given their nature, size and/or degree of significance to the Company:

•
use of property, equipment or other assets owned or provided by the Company, including helicopters, vehicles, housing and computer or telephonic equipment, by a Related Person primarily for the Company’s business purposes where the value of any personal use during the course of a year is less than $10,000;

•
reimbursement of business expenses incurred by a director or executive officer in the performance of his or her duties and approved for reimbursement by the Company in accordance with the Company’s customary policies and practices;

•	compensation arrangements for non-employee directors for their services as such that have been approved by the Board or a committee thereof;

•
compensation arrangements, including base pay and bonuses (whether in the form of cash or equity awards), for employees or consultants (other than a director or nominee for election as a director) for their services as such that have been approved by the Compensation Committee and employee benefits regularly provided under plans and programs generally available to employees; however, personal benefits from the use of Company-owned or provided assets (“Perquisites”), including but not limited to personal use of Company-owned or provided helicopters and housing, not used primarily for the Company’s business purposes may give rise to a transaction with a Related Person, as described above;

•
a Transaction in which the Related Person’s interest derives solely from his or her service as a non-employee or non-executive director of another corporation or organization that is a party to the Transaction;

•
a Transaction in which the Related Person’s interest derives solely from his or her service as a director, trustee or officer (or similar position) of a not-for-profit organization or charity that receives donations from the Company, which donations are made pursuant to the Company’s policies and approved by persons other than the Related Person;

•
a Transaction where the rates or charges involved are determined by competitive bids or involving the rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or governmental authority; and

•	a Transaction involving services as a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar services.
Certain Relationships or Related Transactions
There are no certain relationships or related person Transactions between the Company or its subsidiaries and its directors, executive officers and holders of more than 5% of its voting securities during the fiscal year ended December 31, 2019.
Director Independence
A majority of the Company’s current directors are independent non-employee directors. The Board has made the affirmative determination that each of Messers. Charles Fabrikant, Christopher Papouras, and Steven Webster, and Mses. Ann Fairbanks and Yueping Sun are independent as such term is defined by the applicable rules and regulations of the NYSE. Additionally, each of these directors meets the categorical standards for independence established by the Board (the “Era Categorical Standards”). A copy of the Era Categorical Standards is available on the Company’s website at www.erahelicopters.com by clicking “Investors & Media,” then “Governance” and then “Governance Documents” (entitled Director Independence Standards). The Company’s website and the information contained therein or connected thereto shall not be deemed to be incorporated into this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm Fee Information
Fees for professional services provided by Grant Thornton for the years ended December 31 were as follows:

Fees	2019	2018
Audit Fees	$1,001,406	$1,024,663
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1,001,406	$1,024,663
Audit Fees represent fees for professional services provided in connection with the audit of the Company’s financial statements, review of the quarterly reports on Form 10-Q, and services provided in connection with statutory audits of the subsidiaries of the Company or regulatory filings, including SEC registration statements and reports. Audit-Related Fees represent fees for accounting consultations related to the performance of the audit.
The Audit Committee has determined that the provision of the services described above is compatible with maintaining the independence of our independent registered public accountants. All of the services described in the foregoing table were approved by the Audit Committee with respect to the years ended December 31, 2019 and 2018 in a manner consistent with the committee’s policies and pre-approval process.
Pre-approval Policy for Services of Independent Registered Public Accounting Firm
The Audit Committee’s policy is to pre-approve all audit services, audit-related services, and other services provided by the independent registered public accounting firm. In accordance with that policy, the Audit Committee is expected to review and approve at least annually a list of specific services and categories of services, including audit, audit related, tax, and other permitted services, for the current or upcoming fiscal year, subject to specified terms and fees. Any service not included in the approved list of services or any modification to previously approved services must be specifically preapproved by the Audit Committee. Where proposed additions or modifications relate to services to be provided by the independent registered public accounting firm, the Audit Committee may delegate the responsibility of pre-approval to the Chair of the Audit Committee. To ensure prompt handling of unforeseeable or unexpected matters that arise between Audit Committee meetings, the Audit Committee has delegated authority to the Chair of the Audit Committee, to review and if appropriate approve in advance, any request by the independent registered public accounting firm to provide services. The Audit Committee then reviews and approves any such services at the next Audit Committee meeting.

APPENDIX A
ADJUSTED EBITDA REPORTED RECONCILIATION
The following table provides a reconciliation of Net Income, the most directly comparable GAAP measure, to Adjusted EBITDA, for the year ended December 31, 2019 (in thousands).

2019
Net loss	$(4,081)
Depreciation and amortization	37,619
Interest income	(3,487)
Interest expense	13,874
Income tax benefit	(731)
Foreign currency losses	472
Loss on debt extinguishment	13
Other, net	28
Equity earnings	(9,935)
Special items (1)	3,260
Adjusted EBITDA	$37,032
_______________

(1)	Special items include:

•	$1.6 million loss on impairment of H225 helicopter; $1.0 million loss on impairment of Company's Colombian air operator certificate

•	Loss on sale of corporate securities $0.6 million

•	Non-routine professional fees related to the Merger of $1.5 million and other special items of $0.4 million

•	Gains on the sale of capital assets other than aircraft of $1.8 million

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:
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
3.     Exhibits

Exhibit Index		Exhibit Description
2.1	**
Agreement and Plan of Merger, dated as of January 23, 2020, by and among Bristow Group Inc., Era Group Inc., and Ruby Redux Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2020, as amended (File No. 001-35701)).

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

4.3		Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.2	* +
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
Era Group Inc. 2013 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed with the SEC on March 8, 2013 (File No. 333-187166)).

10.11	*
Amendment No. 1, dated September 15, 2016, to the Era Group Inc. 2013 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 filed with the SEC on November 2, 2016 (File No. 333-214402)).

10.12	*
Amended and Restated Credit Agreement dated March 31, 2014 for a $300,000,000 Senior Secured Revolving Credit Facility by and among Era Group Inc., Suntrust Robinson Humphrey, Inc., Wells Fargo Securities, LLC, Suntrust Bank, Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Deutsche Bank AG New York Branch, Regions Bank and other financial institutions identified on Schedule A thereto (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on May 6, 2014 (File No. 001-35701)).

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
Amendment No. 4, dated March 7, 2018 to the Amended and  Restated Credit Agreement dated March 31, 2014 by and among Era Group Inc. and its subsidiaries a security party thereto, Suntrust Bank, as Administrative Agent, and the lenders signatories thereto (incorporated herein by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 8, 2018 (File No. 001-35701).

10.17	*
Amendment No. 5, dated June 8, 2018 to the Amended and Restated Credit Agreement dated March 31, 2014 by and among Era Group Inc. and its subsidiaries a security party thereto, Suntrust Bank, as Administrative Agent, and the lenders signatories thereto (incorporated herein by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 8, 2019 (File No.001-35701).

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

10.27	* +
Form of Restricted Stock Agreement pursuant to the Era Group Inc. 2012 Share Incentive Plan (incorporated herein by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the quarter ended December 31, 2018 filed with the SEC on March 8, 2019 (File No.001-35701).

10.28	*
Settlement Agreement and General Release of Claims, dated July 3, 2018 (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2018 (File No. 001-35701).

10.29	*
Amendment No. 6, dated March 8, 2019 to the Amended and Restated Credit Agreement dated March 31, 2014 by and among Era Group Inc. and its subsidiaries a security party thereto, Suntrust Bank, as AdministrativeAgent, and the lenders signatories thereto (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on May 7, 2019 (File No.001-35701).

10.30	+	Form of Restricted Stock Grant Agreement pursuant to the Era Group Inc. 2012 Share Incentive Plan.
10.31	+	Form of Non-Employee Director Restricted Stock Award Agreement pursuant to the Era Group Inc. 2012 Share Incentive Plan.
10.32	*
Voting Agreement, dated as of January 23, 2020, by and among Bristow, Era, and Solus Alternative Asset Management LP. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2020, as amended (File No. 001-35701)).

10.33	*
Voting Agreement, dated as of January 23, 2020, by and among Bristow, Era, and South Dakota Retirement System. (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2020, as amended (File No. 001-35701)).

10.34	+	Form of Era Director Replacement Stock Option Awards.

16.1	*	Change in Era Group Inc. Independent Auditors (incorporated herein by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2018 (File No. 001-35701)).
21.1		List of subsidiaries of Era Group Inc.
23.1		Consent of Grant Thornton, LLP, independent registered public accounting firm.
23.2		Consent of Ernst & Young LLP, independent registered public accounting firm.
23.3		Consent of KPMG LLP, independent registered public accounting firm.
31.1		Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2		Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1		Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated herein by reference as indicated.
**
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

+	Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this Annual Report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

Era Group Inc.

	By:	/s/ Jennifer Whalen
Jennifer Whalen, Senior Vice President, Chief Financial Officer

	Date:	March 5, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title		Date

/s/ Christopher S. Bradshaw	President, Chief Executive Officer and Director		March 5, 2020
Christopher S. Bradshaw	(Principal Executive Officer)

/s/ Jennifer D. Whalen	Senior Vice President and Chief Financial Officer		March 5, 2020
Jennifer D. Whalen	(Principal Accounting and Financial Officer)

/s/ Charles Fabrikant	Chairman of the Board and Director		March 5, 2020
Charles Fabrikant

/s/ Steven Webster	Director		March 5, 2020
Steven Webster

/s/ Ann Fairbanks	Director		March 5, 2020
Ann Fairbanks

/s/ Christopher P. Papouras	Director		March 5, 2020
Christopher P. Papouras

/s/ Yueping Sun	Director		March 5, 2020
Yueping Sun

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Era Group Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Era Group Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits and the report of other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We did not audit the 2018 financial statements of Dart Holding Company Ltd., a corporation in which the Company had a 50% interest. In the consolidated financial statements, the Company’s investment in and advances to Dart Holding Company, Ltd. is stated at $27.1 million as of December 31, 2018, and the Company’s equity in the earnings of Dart Holding Company Ltd. is stated at $2.5 million for the year ended December 31, 2018. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Dart Holding Company Ltd., is based solely on the report of the other auditors.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 5, 2020 expressed an unqualified opinion.
Change in accounting principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification 842, “Leases.”
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2018.
Houston, Texas
March 5, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Era Group Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Era Group Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated March 5, 2020 expressed an unqualified opinion on those financial statements.
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
March 5, 2020

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
Montréal, Canada
February 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Era Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive income, changes in equity, and cash flows of Era Group Inc. (the Company) for the year ended December 31, 2017, and the related notes (collectively, referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

Houston, Texas
March 8, 2018,
Except for Note 1 and Note 10, as to which the date is
March 7, 2019

ERA GROUP INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents (including $1,745 from VIEs in 2018)(1)	$117,366	$50,753
Receivables:
Trade, operating, net of allowance for doubtful accounts of $261 in 2018 (including $5,565 from VIEs in 2018)	32,730	33,306
Trade, dry-leasing	5,234	3,803
Tax receivables (including $3,187 from VIEs in 2018)	2,860	3,187
Other (including $340 from VIEs in 2018)	15,421	2,343
Inventories, net (including $40 from VIEs in 2018)	20,066	20,673
Prepaid expenses (including $10 from VIEs in 2018)	2,184	1,807
Total current assets	195,861	115,872
Property and equipment:
Helicopters	788,623	805,453
Machinery, equipment and spares (including $750 from VIEs in 2018)	38,057	37,487
Construction in progress	6,970	7,086
Buildings and leasehold improvements (including $154 from VIEs in 2018)	39,112	45,303
Furniture, fixtures, vehicles and other (including $471 from VIEs in 2018)	22,301	21,832
Property and equipment, at cost	895,063	917,161
Accumulated depreciation (including $485 from VIEs in 2018)	(338,164)	(317,967)
Property and equipment, net	556,899	599,194
Operating lease right-of-use	9,468	—
Equity investments and advances	—	27,112
Intangible assets	96	1,107
Other assets (including $96 from VIEs in 2018)	2,191	21,578
Total assets	$764,515	$764,863
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (including $1,522 from VIEs in 2018)	$12,923	$13,161
Accrued wages and benefits (including $1,429 from VIEs in 2018)	10,554	9,267
Accrued interest	520	569
Accrued income taxes	3,612	973
Accrued other taxes (including $500 from VIEs in 2018)	937	1,268
Accrued contingencies (including $630 from VIEs in 2018)	598	630
Current portion of long-term debt (including $395 from VIEs in 2018)	18,317	2,058
Other current liabilities	3,315	878
Total current liabilities	50,776	28,804
Long-term debt	141,832	160,217
Deferred income taxes	103,793	108,357
Operating lease liabilities	7,815	—
Deferred gains and other liabilities	745	747
Total liabilities	304,961	298,125
Commitments and contingencies (see Note 8)
Redeemable noncontrolling interest	2,812	3,302
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,285,613 and 21,765,404 outstanding in 2019 and 2018, respectively, exclusive of treasury shares	224	219
Additional paid-in capital	452,009	447,298
Retained earnings	14,692	18,285
Treasury shares, at cost, 1,152,826 and 156,737 shares in 2019 and 2018, respectively	(10,183)	(2,476)
Accumulated other comprehensive income, net of tax	—	110
Total equity	456,742	463,436
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$764,515	$764,863
(1) Refer to footnote 5 for more detail on variable interest entities (“VIE”)
The accompanying notes are an integral part of these consolidated financial statements.

ERA GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Operating revenues	$210,035	$210,194	$214,927
Dry-leasing revenues	16,024	11,482	16,394
Total revenues	226,059	221,676	231,321
Costs and expenses:
Operating	154,546	151,523	167,446
Administrative and general	38,278	45,126	42,092
Depreciation and amortization	37,619	39,541	45,736
Total costs and expenses	230,443	236,190	255,274
Gains on asset dispositions	3,657	1,575	4,507
Litigation settlement proceeds	—	42,000	—
Loss on impairment	(2,551)	(991)	(117,018)
Operating income (loss)	(3,278)	28,070	(136,464)
Other income (expense):
Interest income	3,487	2,042	760
Interest expense	(13,874)	(15,131)	(16,763)
Loss on sale of investments	(569)	—	—
Foreign currency losses, net	(472)	(1,018)	(226)
Gains (losses) on debt extinguishment	(13)	175	—
Other, net	(28)	54	(12)
Total other income (expense)	(11,469)	(13,878)	(16,241)
Income (loss) before income tax expense and equity earnings	(14,747)	14,192	(152,705)
Income tax expense (benefit):
Current	3,803	1,181	(3,523)
Deferred	(4,534)	1,759	(119,142)
Total income tax expense (benefit)	(731)	2,940	(122,665)
Income (loss) before equity earnings	(14,016)	11,252	(30,040)
Equity earnings, net of tax	9,935	2,206	1,425
Net income (loss)	(4,081)	13,458	(28,615)
Net loss attributable to noncontrolling interest in subsidiaries	488	464	454
Net income (loss) attributable to Era Group Inc.	$(3,593)	$13,922	$(28,161)

Earnings (loss) per common share:
Basic	$(0.17)	$0.64	$(1.36)
Diluted	$(0.17)	$0.64	$(1.36)

Weighted average common shares outstanding:
Basic	21,009,362	21,167,550	20,760,530
Diluted	21,010,715	21,180,490	20,760,530

The accompanying notes are an integral part of these consolidated financial statements.

ERA GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$(4,081)	$13,458	$(28,615)
Other comprehensive income:
Foreign currency translation adjustments	—	—	18
Total other comprehensive income	—	—	18
Comprehensive income (loss)	(4,081)	13,458	(28,597)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	488	464	454
Comprehensive income (loss) attributable to Era Group Inc.	$(3,593)	$13,922	$(28,143)

The accompanying notes are an integral part of these consolidated financial statements.

ERA GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

		Era Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-in Capital	Retained Earnings	Shares Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Equity
December 31, 2016	$4,221	$211	$438,489	$32,524	$(2,899)	$92	$468,417
Issuance of common stock:
Restricted stock grants	—	3	(3)	—	—	—	—
Employee Stock Purchase Plan	—	1	835	—	—	—	836
Share award amortization	—	—	4,671	—	—	—	4,671
Cancellation of restricted stock	—	—	(48)	—	—	—	(48)
Purchase of treasury shares	—	—	—	—	(52)	—	(52)
Net loss	(454)	—	—	(28,161)	—	—	(28,161)
Currency translation adjustments, net of tax	—	—	—	—	—	18	18
December 31, 2017	3,766	215	443,944	4,363	(2,951)	110	445,681
Issuance of common stock:
Restricted stock grants	—	3	(3)	—	—	—	—
Employee Stock Purchase Plan	—	1	892	—	—	—	893
Share award amortization	—	—	2,940	—	—	—	2,940
Cancellation of stock options	—	—	(475)	—	475	—	—
Net income (loss)	(464)	—	—	13,922	—	—	13,922
December 31, 2018	3,302	219	447,298	18,285	(2,476)	110	463,436
Issuance of common stock:
Restricted stock grants	—	4	(4)	—	—	—	—
Employee Stock Purchase Plan	—	1	1,076	—	—	—	1,077
Share award amortization	—	—	3,641	—	—	—	3,641
Purchase of treasury shares	—	—	—	—	(7,707)	—	(7,707)
Exercise of call option	(2)	—	(2)	—	—	—	(2)
Net loss	(488)	—	—	(3,593)	—	—	(3,593)
Currency translation adjustments, net of tax	—	—	—	—	—	(110)	(110)
December 31, 2019	$2,812	$224	$452,009	$14,692	$(10,183)	$—	$456,742

The accompanying notes are an integral part of these consolidated financial statements

ERA GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(4,081)	$13,458	$(28,615)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,619	39,541	45,736
Share-based compensation	3,641	2,940	4,623
Bad debt expense, net	41	82	144
Interest income	(113)	(943)	—
Non-cash penalty and interest expenses	—	607	—
Gains on asset dispositions, net	(3,657)	(1,575)	(4,507)
Debt discount amortization	274	253	234
Amortization of deferred financing costs	966	1,410	1,136
Loss on sale of investment	569	—	—
Foreign currency losses, net	481	1,027	190
Losses (gains) on debt extinguishment	13	(175)	—
Loss on impairment	2,551	991	117,018
Deferred income tax expense (benefit)	(4,534)	1,759	(119,142)
Equity earnings, net of tax	(9,935)	(2,206)	(1,425)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	(1,140)	501	(4,889)
Decrease in prepaid expenses and other assets	1,234	278	3,320
Increase (decrease) in accounts payable, accrued expenses and other liabilities	3,622	(3,594)	6,273
Net cash provided by operating activities	27,551	54,354	20,096
Cash flows from investing activities:
Purchases of property and equipment	(6,558)	(9,216)	(16,770)
Proceeds from disposition of property and equipment	13,252	29,590	9,392
Purchase of investments	(5,000)	—	—
Proceeds from sale of investments	4,430	—	—
Investments in and advances to equity investees	—	—	(126)
Dividends received from equity investees	—	1,000	—
Proceeds from sale of equity investees, net	34,712	—	—
Principal payments on notes due from equity investees	2,334	518	761
Principal payments on third party notes receivable	5,447	934	169
Net cash provided by (used in) investing activities	48,617	22,826	(6,574)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	—	—	17,000
Long-term debt issuance costs	—	(1,295)	—
Payments on long-term debt	(2,055)	(41,886)	(45,281)
Extinguishment of long-term debt	(740)	(1,221)	—
Proceeds from share award plans	1,077	893	836
Purchase of treasury shares	(7,707)	—	(52)
Net cash used in financing activities	(9,425)	(43,509)	(27,497)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(130)	249	81
Net increase (decrease) in cash, cash equivalents and restricted cash	66,613	33,920	(13,894)
Cash, cash equivalents and restricted cash, beginning of year	50,753	16,833	30,727
Cash, cash equivalents and restricted cash, end of year	$117,366	$50,753	$16,833

The accompanying notes are an integral part of these consolidated financial statements.

ERA GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES
Nature of Operations. Era Group Inc. (“Era Group”) and its consolidated subsidiaries (collectively referred to as the “Company”) is one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the United States (“U.S.”), which is its primary area of operation. The Company is primarily engaged in transportation services to the offshore oil and gas exploration, development and production industry. Its major customers are international, independent and major integrated oil and gas companies and U.S. government agencies. In addition to serving the oil and gas industry, the Company provides emergency response services and utility services. The Company operates a Federal Aviation Administration (“FAA”) approved maintenance repair station in Lake Charles, Louisiana.
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
Supplemental Cash Flow Information. The following table sets forth the Company’s reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statement of Cash Flows for the years ended December 31, 2019, 2018 and 2017, respectively, (in thousands):

	2019	2018	2017
Cash and cash equivalents	$117,366	$50,753	$13,583
Restricted cash (1)	—	—	3,250
Total cash, cash equivalents and restricted cash shown in the Consolidated Statement of Cash Flows	$117,366	$50,753	$16,833
(1) Restricted cash represents amounts deposited in escrow accounts at the end of each period. Escrow deposits are shown as a separate line item in the consolidated balance sheet.

Trade Receivables. Customers are primarily international, independent and major integrated exploration, development and production companies, international helicopter operators and U.S. government agencies. Customers are typically granted credit on a short-term basis, and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted. Allowance for doubtful accounts for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	2019	2018	2017
Balance at beginning of period	$261	$1,196	$1,219
Additional allowances charged to expense	41	82	144
Recovery of previously reserved accounts	(100)	(127)	(82)
Write-offs	(145)	(760)	(68)
Foreign currency adjustments	(2)	(130)	(17)
Balance at end of period	$55	$261	$1,196
Concentrations of Credit Risk. The Company is exposed to concentrations of credit risk relating to its receivables due from customers in the industries described above. The Company does not generally require collateral or other security to support its outstanding receivables. The Company minimizes its credit risk relating to receivables by performing ongoing credit evaluations. The Company is also exposed to concentrations of credit risk associated with cash and cash equivalents. The Company minimizes its credit risk relating to these positions by monitoring the financial condition of the financial institutions and counterparties involved and by primarily conducting business with large, well-established financial institutions and diversifying its counterparties. The Company’s two largest customers comprised 39% and 52% of net trade receivables as of December 31, 2019 and 2018, respectively.
Inventories. Inventories are stated at the lower of average cost or net realizable value and consist primarily of spare parts and fuel. The Company establishes an allowance to accrue for the retirement of the cost of spare parts expected to be on hand at the end of a fleet’s life over the service lives of the related equipment, taking into account the estimated salvage value of the parts. The following table is a roll forward of the allowance related to obsolete and excess inventory for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Balance at beginning of period	$3,246	$3,739	$4,012
Increase (decrease) in allowances, net (1)	15	(493)	(273)
Balance at end of period	$3,261	$3,246	$3,739
(1) Includes $0.1 million elimination of H225 inventory reserve for 2017.
Property and Equipment. Property and equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to helicopters, the estimated useful life is typically based upon a newly built asset being placed into service and represents the point at which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older assets that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life. The Company reviews the estimated useful lives and salvage values of its property and equipment on an ongoing basis for any changes in estimates. There were no such changes during the years ended December 31, 2019, 2018 and 2017.
As of December 31, 2019, the estimated useful life (in years) of the Company’s categories of new property and equipment was as follows:

Helicopters (estimated salvage value at 40% of cost)	15
Machinery, equipment and spares	5
Buildings and leasehold improvements	10-30
Furniture, fixtures, vehicles and other	3-5
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
Certain interest costs incurred during the construction of equipment are capitalized as part of the assets’ carrying values and are amortized over such assets’ estimated useful lives.The Company did not capitalize any interest during the year ended December 31, 2019 . The Company capitalized interest of $0.1 million and $0.5 million during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2019 and 2018, construction in progress, which is a component of property and equipment, included capitalized interest of $0.7 million.
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
Impairment of Long-Lived Assets. The Company performs an impairment analysis on long-lived assets used in operations when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company’s long-lived assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which is generally at the fleet group level. If an impairment is indicated for the asset group classified as held and used, an impairment evaluation will be performed. Asset impairment evaluations are based on estimated undiscounted cash flows over the remaining useful life for the assets being evaluated. If the sum of the expected future cash flows is less than the carrying amount of the asset group, the Company would be required to recognize an impairment loss. During 2017, the Company concluded that the cash flows associated with its H225 heavy helicopters are largely independent from the cash flows associated with the remainder of the fleet and should be evaluated separately for impairment. The Company performed an impairment analysis on the H225 helicopters, capital parts and related inventory and determined that the projected undiscounted cash flows over the remaining useful life were less than the carrying amount. In determining the fair value, the Company used a cost approach, which begins with the replacement cost of a new asset and adjusts for age and functional and economic obsolescence. The inputs used in the Company’s fair value estimate were from Level 3 of the fair value hierarchy discussed in Note 2. As of December 31, 2019, the Company recorded a $1.6 million impairment charge on its last remaining H225 helicopter. In 2018 and 2017, the Company recorded a $1.0 million and $117.0 million impairment charge on its H225 helicopters, respectively.
Impairment of Equity Investees. For equity investees held, the Company performs regular reviews of each investee’s financial condition, the business outlook for its products and services, and its present and projected results and cash flows. When an investee has experienced consistent declines in financial performance or difficulties in raising capital to continue operations, and when the Company expects the decline to be other-than-temporary, the investment is written down to fair value. Actual results may vary from estimates due to the uncertainty regarding the projected financial performance of investees, the severity and expected duration of declines in value and the available liquidity in the capital markets to support the continuing operations of the investees in which the Company has investments. For the years ended December 31, 2019, 2018 and 2017, the Company did not recognize any impairment charges. During the year ended December 31, 2019, the Company sold its equity investment in Dart Holding Company Ltd. (“Dart”) joint venture, see note 5 for details on sale of the joint venture. As of December 31, 2019, the Company did not have any equity investees.
Intangible Assets. Intangible assets with indefinite lives are recorded during purchase price accounting in a business combination. The Company performs an annual impairment test of indefinite lived intangible assets and interim tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value to the book value. To determine its fair value, the Company uses a discounted future cash flow approach that uses estimates including, among others, projected utilization of its fleet and contract rates. These estimates are reviewed each time the Company tests indefinite lived assets for impairment. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. Intangible assets with finite useful lives are amortized over their respective estimated useful lives. During the year ended December 31, 2019 the Company recorded a $1.0 million impairment charge on its indefinite lived intangible assets related to its subsidiary in Colombia. This amount is included in loss on impairment on the consolidated statement of operations. As of December 31, 2019, the Company had indefinite lived intangible assets of $0.1 million and intangible assets with finite lives of less than $0.1 million.
Business Combinations. The Company recognizes, with certain exceptions, 100% of the fair value of assets acquired, liabilities assumed, and non controlling interests when the acquisition constitutes a change in control of the acquired entity. Shares issued in consideration for a business combination, contingent consideration arrangements and pre-acquisition loss and gain contingencies are all measured and recorded at their acquisition-date fair value. Subsequent changes to fair value of contingent consideration arrangements are generally reflected in earnings. Acquisition-related transaction costs are expensed as incurred, and any changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals are recorded as an adjustment to income tax expense. The operating results of entities acquired are included in the accompanying consolidated statements of operations from the date of acquisition.
Deferred Financing Costs. Deferred financing costs incurred in connection with the issuance of debt are amortized over the life of the related debt using the effective interest rate method for term loans and straight line method for revolving credit facilities. Amortization expense for deferred financing costs totaled $1.0 million, $1.4 million and $1.1 million during the years ended December 31, 2019, 2018 and 2017, respectively, including the write-off of $0.4 million of debt issuance costs in 2018, in connection with an amendment to the Company’s amended and restated senior secured revolving credit facility (the “Revolving Credit Facility”). Such amortization expense is included in interest expense in the consolidated statements of operations.
Revenue Recognition. The Company recognizes revenues for flight services and emergency response services with the passing of each day as the Company has the right to consideration from its customers in an amount that corresponds directly with the value to the Company’s customer for the performance completed to date. Therefore, the Company has elected to exercise the right to invoice practical expedient in its adoption of ASC 606. The right to invoice represents a method for recognizing revenue over time using the output measure of “value to the customer” which is an objective measure of an entity’s performance in a contract. The Company typically invoices its customers on a monthly basis for revenues earned during the prior month with payment terms of 30 days. The Company’s customer arrangements do not contain any significant financing component for its customers.
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
Savings Plan. The Company provides a defined contribution plan (the “Savings Plan”) for its eligible U.S.-based employees. The Savings Plan provides for qualified, non-elective Company contributions in an amount equal to 3% of each employee’s eligible pay plus an amount equal to 100% of an employee’s first 3% of wages invested in the Savings Plan and immediate and full vesting in the Company’s contributions. The Savings Plan is subject to annual review by the Board of Directors of Era Group (the “Board of Directors”). The Company’s Savings Plan costs were $2.5 million, $2.3 million and $2.4 million, respectively, for the years ended December 31, 2019, 2018 and 2017.
Recent Accounting Pronouncements. - Adopted. In February 2016, the FASB issued ASU No. 2016-02, “Leases” (ASU No. 2016-02), which establishes comprehensive accounting and financial reporting requirements for leasing arrangements.  This ASU supersedes the existing requirements in FASB ASC Topic 840, “Leases,” and requires lessees to recognize substantially all lease assets and lease liabilities on the balance sheet.  The provisions of this ASU also modified the definition of a lease and outline requirements for recognition, measurement, presentation and disclosure of leasing arrangements by both lessees and lessors.  The ASU was effective for interim and annual periods beginning after December 15, 2018, and early adoption of the standard was permitted.  Entities were required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply the provisions of this ASU to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. In July 2018 this ASU was further amended by the provisions of ASU No. 2018-11, “Targeted Improvements” to Topic 842 whereby the FASB decided to provide an alternate transition method by allowing entities to initially apply the new leases standard at the adoption date (such as January 1, 2019, for calendar year-end public business entities) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption consistent with preparers’ requests. The Company adopted the amended ASU No. 2018-11 effective January 1, 2019 using the current-period adjustment method, however upon adoption of the standard the Company determined that a cumulative-effect adjustment to the opening balance of retained earnings in that period was not required. The Company also elected an optional practical expedient to retain its former classification of leases, and as a result, the initial impact of adopting this new standard did not have a material impact to its consolidated financial statements. Additionally, the Company elected not to bifurcate and separately account for non lease components contained in a single contract.
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
New Accounting Standards - Not Yet Adopted. In January 2020, the FASB issued ASU No. 2020-01, “Investments-Equity Securities” Topic 321, “Investments-Equity Method and Joint Ventures” Topic 323 and “Derivatives and Hedging” Topic 815 (ASU No. 2020-01) as an update to ASU No. 2016-01 “Financial Instruments-Overall”, further clarifying the interaction between the accounting for equity securities, equity method investments, and certain derivative instruments. This ASU clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. With this update, the FASB aims to clarify that, when determining the accounting for certain forward contracts and purchased options a company should now consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. The FASB expects this ASU to reduce diversity in practice and increase comparability of the accounting for these interactions. This ASU is effective for interim and annual periods beginning after December 15, 2020. The Company is evaluating the potential impact of adopting this ASU but does not expect such adoption to have a material impact on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (ASU No. 2016-13), which sets forth the current expected credit loss model, a new forward-looking impairment model for certain financial instruments based on expected losses rather than incurred losses.  The ASU is effective for interim and annual periods beginning after December 15, 2019, and early adoption of the standard is permitted.  Entities are required to adopt this ASU using a modified retrospective approach, subject to certain limited exceptions.  The Company has evaluated the potential impact of adopting this ASU and believes such adoption will not have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU-2018-13, “Fair Value Measurements” (ASU No. 2018-13, update to topic ASC-820), providing guidance for the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU-2018-13 will be effective for interim and annual periods beginning December 15, 2019. The Company has not adopted this ASU and believes such adoption will not have a material impact on its consolidated financial statements.

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
As of December 31, 2019 and 2018, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis.
The estimated fair values of the Company’s other financial assets and liabilities as of December 31, 2019 and 2018 were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2019
LIABILITIES
Long-term debt, including current portion	$160,149	$—	$166,691	$—
December 31, 2018
LIABILITIES
Long-term debt, including current portion	$162,275	$—	$159,367	$—
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
Investments. In 2019, the Company purchased $5.0 million of corporate securities and later in 2019, the Company sold these corporate securities for cash proceeds of $4.4 million resulting in a net loss of $0.6 million.

3.	ACQUISITIONS AND DISPOSITIONS
Capital Expenditures. The Company’s capital expenditures were $6.6 million, $9.2 million and $16.8 million in 2019, 2018 and 2017, respectively, and consisted primarily of spare helicopter parts and leasehold improvements. The Company records helicopter acquisitions in property and equipment and places helicopters in service once completion work has been finalized and the helicopters are ready for use. The Company sold or otherwise disposed of property and equipment for cash proceeds of $13.3 million, $29.6 million and $9.4 million in 2019, 2018 and 2017, respectively.

A summary of changes to the Company’s owned helicopter fleet during the years ended December 31, 2019, 2018 and 2017 were as follows:

Equipment Additions	2019	2018	2017

Heavy helicopters	—	1	1
	—	1	1
_______________

Equipment Dispositions	2019	2018 (1)	2017

Light helicopters - single engine	—	10	1
Light helicopters - twin engine	3	2	1
Medium helicopters	2	1	1
Heavy helicopters	—	8	—
	5	21	3
_______________

(1)	Includes six H225 heavy helicopters disposed via sales-type leases.

Disposition. On February 23, 2018, the Company sold all of its flightseeing assets in Alaska, which consisted of eight light single engine helicopters, two operating facilities, and related property and equipment for cash proceeds of $10.0 million.

4.	LEASES
The Company leases land, hangars, buildings, fuel tanks and tower sites under operating lease agreements. The Company determines if an arrangement is a lease at inception, and many of these leases offer an option for renewal or extension. The adoption of ASC 842 allows the Company to retain its current classification of leases, and the optional practical expedience rule has allowed the use of the current-period adjustment method to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the current period rather than the restatement of prior year lease amounts. The majority of the bases from which the Company operates are leased, with current remaining terms between one year and fifty-nine years. The lease expense on those contracts with initial terms of twelve months or less are recognized on a straight-line basis over the lease term and are not recorded on the balance sheet. The Company does not currently maintain any finance leases and has only operating lease agreements.
The Company’s maturity analysis of lease payments under operating leases that had initial terms in excess of one year as of December 31, 2018 was as follows (in thousands):

Minimum Payments
2019	$1,573
2020	1,530
2021	987
2022	562
2023	495
Years subsequent to 2023	7,952
Total future minimum lease payments	$13,099

The Company’s maturity analysis of lease payments under operating leases that have initial terms in excess of one year as of December 31, 2019 was as follows (in thousands):

Minimum Payments
2020	$2,273
2021	1,801
2022	1,367
2023	1,314
2024	1,013
Years subsequent to 2024	8,370
Total future minimum lease payments	16,138
Less: imputed interest	6,550
Present value of lease liabilities	$9,588
During the year ended December 31, 2019, the Company recognized $4.0 million of operating lease expense. Included in this amount was $1.5 million for contracts with remaining terms of less than one year for the year ended December 31, 2019.

Reported balances:
Other current liabilities	$1,773
Long-term lease liabilities	7,815
Total operating lease liabilities	$9,588
As of December 31, 2019, other information related to these leases was as follows:

Weighted average remaining lease term	16 years
Weighted average discount rate	6.11%
Cash paid for amounts included in the measurement of lease liabilities during the year ended December 31, 2019 (in thousands)	$2,296
The Company generates revenues as a lessor from its dry-leasing line of service that require a fixed monthly fee for the customer’s right to use the helicopter and, where applicable, additional charges as compensation for any support the Company may provide to the customer. Revenues from dry-leasing contracts are shown on the face of the statement of operations.
In 2018, the Company disposed of six H225 heavy helicopters through sales-type leases. During the year ended December 31, 2019, the Company recognized interest income on these leases of $1.7 million. During the year ended December 31, 2019, the Company completed the final sale of two of these helicopters and received cash proceeds of $5.0 million. As of December 31, 2019, the Company had remaining receivables of $13.5 million, all of which is due within a year. These amounts are included in other receivables on the consolidated balance sheet.

5.	VARIABLE INTEREST ENTITIES AND EQUITY INVESTMENTS AND ADVANCES
VIEs
Aeróleo. On July 1, 2011, the Company acquired a 50% economic interest and a 20% voting interest in Aeróleo, a Brazilian entity that provides helicopter transport services to the Brazilian offshore oil and gas industry, for $4.8 million in cash. The Company and its original partner also each loaned Aeróleo $6.0 million at an interest rate of 6.0% per annum. On October 1, 2015, the Company’s original partner completed a transfer of its 50% economic and 80% voting interest in Aeróleo to a third party. In connection with the transfer, the Company entered into a shareholders’ agreement with its new partner that required supermajority shareholder and/or board approval of specified, significant actions, and a put/call option arrangement which gave the Company the right to purchase at any time, and the new partner the right to put to the Company after two years, the new partner’s interest in Aeróleo. The Company has the ability to direct activities that most significantly affect Aeróleo’s financial performance, making the Company the primary beneficiary. As a result, the Company concluded that Aeróleo was a variable interest entity and therefore should be consolidated into the Company’s financial statements.
The Company’s consolidated balance sheets at December 31, 2018 included assets of Aeróleo totaling $11.9 million and liabilities of $4.5 million. The creditors for such liabilities do not have recourse to Era Group or its subsidiaries other than Aeróleo.

In the fourth quarter of 2019, the Company exercised its contractual call option to purchase the remaining 50% economic interest and 80% voting interest from the Company’s partner in Aeróleo, making it a wholly-owned subsidiary as of December 31, 2019. The amount paid to effect this purchase was not material.
Joint Ventures
Dart. Era DHS LLC, a wholly-owned subsidiary of the Company, acquired 49% of the capital stock of Dart Helicopter Services LLC (“Dart Helicopters”), a sales, marketing and parts manufacturing organization based in North America that engineers and manufactures after-market parts and equipment for sale to helicopter manufacturers and operators. During 2009, the Company provided a $0.3 million loan to Dart Helicopters with a maturity of June 2012 at an annual interest rate of 5.0%, which was payable quarterly with principal due at maturity. On February 28, 2011, the Company made an additional investment of $5.0 million in Dart Helicopters, and on July 31, 2011, contributed its ownership in Dart Helicopters to Dart in exchange for a 50% economic and voting interest in Dart and a note receivable of $5.1 million. The note receivable had a balance of $2.3 million at December 31, 2018 and was paid in full in 2019.
During the year ended December 31, 2019, the Company in conjunction with its 50% joint venture partner entered into an agreement to sell Dart. The transaction closed on April 1, 2019, for gross proceeds of $38.0 million, including payment of the note receivable in March 2019, and net gains of $10.9 million.
In the first quarter of 2019, the Company purchased $0.6 million of products and services from Dart, while it was still a joint venture. During each of the years ended December 31, 2018 and 2017, the Company purchased $2.0 million of products and services from Dart. Purchases from Dart are included in operating expenses on the consolidated statements of income, and the note receivable was included in equity investments and advances on the consolidated balance sheets.
As of December 31, 2018, equity investments and advances in Dart was $27.1 million. During the year ended December 31, 2018, the Company received dividends of $1.0 million from Dart.
Era Training Center. Era Training Center LLC (“Era Training Center”) previously operated flight training devices and provided training services to the Company and third-party customers. During the years ended December 31, 2018 and 2017, the Company provided helicopter, management and other services to the joint venture totaling $0.1 million and $0.2 million, respectively, and incurred $0.2 million and $0.5 million, respectively, for simulator fees.
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
Combined Condensed Financial Statements
Summarized financial information for the Company’s equity investments and advances in Dart as of December 31, 2018 and for the years ended December 31, 2018 and 2017 was as follows (in thousands):

2018
Current assets	$31,332
Non-current assets	30,613
Current liabilities	7,007
Non-current liabilities	5,558

	2018	2017
Operating revenues	$45,602	$42,891
Costs and expenses:
Operating and administrative	36,592	35,983
Depreciation and amortization	1,754	1,603
Total costs and expenses	38,346	37,586
Operating income	$7,256	$5,305
Net income	$4,912	$3,603

Summarized financial information for the Company’s equity investments and advances in all other investees for the years ended December 31, 2018 and 2017 was as follows (in thousands):

	2018	2017
Operating revenues	$170	$581
Costs and expenses:
Operating and administrative	63	367
Depreciation and amortization	377	503
Total costs and expenses	440	870
Operating income	$(270)	$(289)
Net income (loss)	$(442)	$(527)
As of December 31, 2018, cumulative undistributed net earnings of equity investees included in the Company’s consolidated retained earnings was $6.0 million.

6.	INCOME TAXES
For financial reporting purposes, income (loss) before income taxes and equity earnings for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	2019	2018	2017
U.S.	$(13,317)	$12,633	$(148,248)
Foreign	(1,430)	1,559	(4,457)
Total	$(14,747)	$14,192	$(152,705)
The components of income tax expense (benefit) for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	2019	2018	2017
Current:
Federal	$2,935	$924	$—
State	(69)	219	7
Foreign	937	38	(3,530)
Total current	3,803	1,181	(3,523)
Deferred:
Federal	(4,266)	2,154	(121,359)
State	70	(390)	1,923
Foreign	(338)	(5)	294
Total deferred	(4,534)	1,759	(119,142)
Income tax (benefit) expense	$(731)	$2,940	$(122,665)

The following table reconciles the difference between the statutory federal income tax rate for the Company and the effective income tax rate for the years ended December 31, 2019, 2018 and 2017:

Provision (benefit):	2019	2018	2017
Statutory rate	21.0%	21.0%	35.0%
State taxes, net of federal tax benefit	10.9%	(1.9)%	5.3%
State valuation allowance	(11.0)%	0.4%	(6.6)%
Sale of investment in JV	(8.7)%	—%	—%
Foreign tax credit valuation allowance	(4.2)%	—%	—%
Foreign valuation allowance	0.3%	(2.3)%	(1.0)%
Brazilian PERT Program	—%	—%	2.2%
Other	(3.3)%	3.5%	(0.6)%
Tax Act	—%	—%	46.0%
	5.0%	20.7%	80.3%
The components of net deferred income tax liabilities as of December 31, 2019 and 2018 were as follows (in thousands):

	2019	2018
Deferred tax liabilities:
Property and equipment	$111,411	$116,178
Buy-in on maintenance contracts	223	423
Total deferred tax liabilities	111,634	116,601
Deferred tax assets:
Tax loss carryforwards	47,243	44,919
Stock compensation	690	691
Reserves	742	788
Other	658	(285)
Valuation allowance	(41,492)	(37,869)
Total deferred tax assets	7,841	8,244
Net deferred tax liabilities	$103,793	$108,357
The Company had no federal net operating loss (“NOL”) carryforwards in 2019 or 2018. The Company had state income tax NOL carryforwards of $388.7 million and $377.7 million in 2019 and 2018, respectively, in various states and foreign NOL carryforwards of $63.2 million and $56.9 million in 2019 and 2018, respectively, in various foreign jurisdictions. As of December 31, 2019, the Company had foreign tax credits of $0.6 million. The Company’s state NOL carryforwards expire from 2024 to 2039, and the foreign NOL carryforwards have unlimited carryforward periods.
After considering all available evidence in assessing the need for the valuation allowance, the Company believes that it is more likely than not the benefit from certain foreign and state deferred tax assets will not be realized. As of December 31, 2019, the Company has provided a valuation allowance of $19.7 million with respect to the state deferred tax assets and $21.8 million valuation allowance with respect to the foreign deferred tax assets included in the table above, made up of $19.9 million related to Aeróleo, $1.3 million related to Sicher, and $0.6 million related to foreign tax credits. If the assumptions change and the Company determines it will be able to realize those deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets would be recorded in the income tax provision in the period in which such adjustments are identified.
The Company’s operations are subject to the jurisdiction of multiple tax authorities, which impose various types of taxes on it including income taxes. Determining taxes owed in any jurisdiction requires the interpretation of relevant tax laws, regulations, judicial decisions and administrative interpretation of the local tax authority. As a result, the Company is subject to tax assessments in such jurisdictions including the re-determination of taxable amounts by tax authorities that may not agree with the Company’s interpretations and positions taken. The examination of the Company’s 2015 federal income tax return concluded with no adjustments during 2019.

Pursuant to ASC 740-35-25, the Company asserts permanent reinvestment on its controlled foreign corporations within Brazil, Colombia, and the British Virgin Islands.
The effects of a tax position are recognized in the period in which it is determined that it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company remains subject to examination for U.S. federal and multiple state tax jurisdictions for tax years after 2015 and in Brazil for 2015 and subsequent years.
Pursuant to a shareholders’ agreement entered into on October 1, 2015 with the Company’s partner in Aeróleo (see Note 5), the Company is the primary beneficiary, and Aeróleo became a consolidated entity. The Company has analyzed filing positions of Aeróleo in Brazil where it is required to file income tax returns for all open tax years (2014 to 2019).
A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	2019	2018	2017
Unrecognized tax benefits at the beginning of the year	$11	$11	$261
Reductions due to settlements with taxing authorities	—	—	(250)
Unrecognized tax benefits at the end of the year	$11	$11	$11
Amounts accrued for interest and penalties associated with unrecognized income tax benefits are included in other expense on the Consolidated Statements of Operations. As of December 31, 2019, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was $0.1 million. While amounts could change in the next twelve months, the Company does not anticipate such changes having a material impact on its financial statements.
A reconciliation of the beginning and ending amount of the valuation allowance is as follows (in thousands):

	2019	2018	2017
Valuation allowance at the beginning of the year	$37,869	$34,967	$21,575
Increases to state valuation allowance	1,616	50	10,010
Increases due to foreign valuation allowances	2,007	2,852	7,578
Decrease due to Brazilian PERT Program	—	—	(4,196)
Valuation allowance at the end of the period	$41,492	$37,869	$34,967
During the fourth quarter of 2017, Aeróleo elected to enter certain settled and open tax claims in the Tax Special Regularization Program (the “PERT Program”) pursuant to Brazil Provisional Measure No. 783 issued on May 31, 2017. The PERT Program allows for the partial settling of debts, both income tax debts and non-income-based tax debts, due by April 30, 2017 to Brazil’s Federal Revenue Service with the use of tax credits, including income tax loss carryforwards. A utilization of $3.5 million income tax benefit was recorded during the fourth quarter attributable to income tax loss carryforwards under the PERT Program partially offset by the accrual of operating expense associated with certain indirect tax claims enrolled into the PERT program.

7.    LONG-TERM DEBT
The Company’s borrowings as of December 31, 2019 and 2018 were as follows (in thousands):

	2019	2018
7.750% Senior Notes (excluding unamortized discount)	$144,088	$144,828
Senior secured revolving credit facility	—	—
Promissory notes	18,317	19,980
Other	—	395
Total principal balance on borrowings	162,405	165,203
Portion due with one year	(18,317)	(2,058)
Unamortized debt issuance costs	(1,320)	(1,712)
Unamortized discount	(936)	(1,216)
Long-term debt	$141,832	$160,217
The Company’s scheduled long-term debt maturities as of December 31, 2019 were as follows (in thousands):

Total Due
2020	$18,317
2021	—
2022	144,088
2023	—
2024	—
Years subsequent to 2024	—
$162,405
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
During the year ended December 31, 2019, the Company repurchased $0.7 million of the 7.750% Senior Notes at par for total cash of $0.7 million, including accrued interest of less than $0.1 million, and recognized a loss on debt extinguishment of less than $0.1 million.
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
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at Era Group’s election, either a base rate or LIBOR, each as defined, plus an applicable margin. The applicable margin is based on the Company’s ratio of funded debt to EBITDA, as defined, and ranges from 1.25% to 2.5% on the base rate margin and 2.25% to 3.5% on the LIBOR margin. The applicable margin as of December 31, 2019 was 1.75% on the “base rate” margin and 2.75% on the LIBOR margin. In addition, Era Group is required to pay a quarterly commitment fee based on the average unfunded portion of the committed amount at a rate based on the Company’s ratio of funded debt to EBITDA, as defined, that ranges from 0.375% to 0.5%. As of December 31, 2019, the commitment fee was 0.5%.
The obligations under the Revolving Credit Facility are secured by a portion of the Company’s helicopter fleet and other tangible assets and are guaranteed by Era Group’s wholly-owned U.S. subsidiaries. The Revolving Credit Facility contains various restrictive covenants including that the Company maintains a maximum senior secured leverage ratio, as defined, a minimum interest coverage ratio and a minimum ratio of the sum of the fair market value of mortgaged helicopters, accounts receivable and inventory to committed amounts under the Revolving Credit Facility as well as other customary covenants including certain restrictions on the Company’s ability to enter into certain transactions, including those that could result in the incurrence of additional indebtedness and liens, the making of loans, guarantees or investments, sales of assets, payments of dividends or repurchases of capital stock, and entering into transactions with affiliates. As of December 31, 2019, the Company is in compliance with all debt covenants.
As of December 31, 2019, Era Group had no outstanding borrowings under the Revolving Credit Facility, and the remaining availability was $124.3 million based on the borrowing base of such date, net of issued letters of credit of $0.7 million. The availability under the Revolving Credit Facility is subject to the Company’s ability to maintain compliance with the financial ratios discussed above. In connection with Amendment No. 4 to the Revolving Credit Facility, which reduced the total commitment amount of the facility to $125.0 million, Era Group wrote off previously incurred debt issuance costs of $0.4 million and incurred additional debt issuance costs of $1.3 million in the year ended December 31, 2018. The additional debt issuance costs are included in other assets on the consolidated balance sheets and are amortized to interest expense in the consolidated statements of operations over the life of the Revolving Credit Facility.
Promissory Notes. On December 23, 2010, the Company entered into a promissory note for $27.0 million to purchase a heavy helicopter. Upon maturity of the note on December 20, 2015, the Company refinanced the then outstanding balance of $19.0 million. The new note is secured by a helicopter and bears interest at the one-month LIBOR rate plus 1.81%. The interest rate resets monthly and at December 31, 2019 was 3.50%. The note requires monthly principal and interest payments of $0.1 million with a final payment of $12.8 million due in December 2020.
On November 24, 2010, the Company entered into a promissory note for $11.7 million to purchase a medium helicopter. Upon maturity of the note on December 1, 2015, the Company refinanced the then outstanding balance of $5.9 million. The new note is secured by a helicopter and bears interest at the one-month LIBOR rate plus 1.81%. The interest rate resets monthly and at December 31, 2019 was 3.50%. The note requires monthly principal and interest payments of less than $0.1 million with a final payment of $4.0 million due in December 2020.
During the year ended December 31, 2018, the Company amended the promissory notes to remove one helicopter and add two helicopters for a total of three helicopters providing cross-collateralization such that each helicopter now secures both promissory notes.
Aeróleo Debt. During the year ended December 31, 2017, the Company settled certain tax disputes in Brazil totaling $3.0 million under the PERT Program and has agreed to make installment payments on the amounts due to the applicable taxing authorities. The installments were payable in Brazilian reals and bore interest at a rate equal to the overnight rate as published by the Central Bank of Brazil and concluded in the year ended December 31, 2019.

8.	COMMITMENTS AND CONTINGENCIES
The Company’s unfunded capital commitments as of December 31, 2019 consisted primarily of agreements to purchase helicopters and totaled $80.5 million, of which $69.5 million is payable in 2020 with the balance payable through 2021. The Company also had $1.3 million of deposits paid on options not yet exercised. The Company may terminate all of its total commitments, inclusive of deposits paid on options not yet exercised, without further liability other than liquidated damages of $2.1 million in the aggregate.
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
The aggregate amount at issue for the Tax Disputes is $13.8 million. The Municipal Tax Disputes represent the largest claims with a total amount being sought from Aeróleo, with approximately $10.3 million at issue.
In addition to the Tax Disputes (and unrelated thereto), Aeróleo is engaged in two additional civil litigation matters relating to: (i) a dispute with its former tax consultant who has alleged that $0.5 million is due and payable as a contingency fee related to execution of certain tax strategies; and (ii) a fatal accident that occurred in 1983 and was previously settled with the plaintiffs’ in the U.S. (the “Civil Disputes”). With respect to the fatal accident, the plaintiffs are seeking to collect additional amounts in Brazil despite the previous settlement agreed upon by the parties in the U.S.
The Company continues to evaluate and assess various legal strategies for each of the Tax Disputes and the Civil Disputes. As is customary for certain legal matters in Brazil, Aeróleo has already deposited amounts as security into an escrow account to pursue further legal appeals in several of the Tax Disputes and the Civil Disputes. As of December 31, 2019, the Company has deposited $5.0 million into escrow accounts controlled by the court with respect to the Tax Disputes and the Civil Disputes, and the Company has fully reserved such amounts subject to final determination and the judicial release of such escrow deposits. These estimates are based on its assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intentions and experience. Aeróleo plans to defend the cases vigorously. As of December 31, 2019, it is not possible to determine the outcome of the Tax Disputes or the Civil Disputes, but the Company does not expect that an outcome would have a material adverse effect on its business, financial position or results of operations.
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
Computations of basic and diluted earnings per common share for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands, except share and per share data):

	2019	2018	2017
Net income (loss) attributable to Era Group Inc.	$(3,593)	$13,922	$(28,161)
Less: Net income attributable to participating securities	—	307	—
Net income (loss) attributable to fully vested common stock	$(3,593)	$13,615	$(28,161)
Shares:
Weighted average number of common shares outstanding—basic	21,009,362	21,167,550	20,760,530
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method(1)	1,353	12,940	—
Weighted average number of common shares outstanding—diluted	21,010,715	21,180,490	20,760,530
Earnings (loss) per common share:
Basic	$(0.17)	$0.64	$(1.36)
Diluted	$(0.17)	$0.64	$(1.36)
_______________

(1)
Excludes weighted average common shares of 204,965, 218,844 and 273,255 for the years ended December 31, 2019, 2018 and 2017, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.

Share Repurchases. On August 14, 2014, the Company’s Board of Directors approved a share repurchase program authorizing up to $25.0 million of share repurchases. This plan has been suspended following the announcement noted below.
During the year ended December 31, 2019, Era Group repurchased 988,721 shares of common stock in open market transactions for gross consideration of $7.6 million, which is an average cost per share of $7.72. As of December 31, 2019, $15.3 million remained of the $25.0 million share repurchase program.
On January 24, 2020, the 2014 Board authorized repurchase program was suspended in connection with the entry into the merger agreement with Bristow Group Inc. (“Bristow”). The board has authorized a special stock repurchase program that would allow for the purchase of up to $10 million of its common stock from time to time and subject to market conditions on the open market or in privately negotiated transactions. The special repurchase program will commence as soon as practicable and will end upon the mailing of the joint proxy statement/prospectus for the merger.

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
The following table presents the Company’s operating revenues disaggregated by geographical region in which services are provided:

	2019	2018	2017
Operating revenues:
United States	$146,952	$153,394	$150,583
Foreign	63,083	56,800	64,344
Total operating revenues	$210,035	$210,194	$214,927
The following table presents the Company’s revenues earned by service line:

	2019	2018	2017
Revenues:
Oil and gas flight services:
U.S.	$139,312	$143,654	$134,010
International	56,510	56,800	64,344
Total oil and gas	195,822	200,454	198,354
Emergency response services	14,213	9,740	11,502
Flightseeing	—	—	5,071
Total operating revenues	$210,035	$210,194	$214,927
Dry-leasing revenues:
U.S.	2,562	3,873	1,604
International	13,462	7,609	14,790
Total revenues	$226,059	$221,676	$231,321
The Company determines revenue recognition by applying the following steps:

1.	Identify the contract with a customer;

2.	Identify the performance obligations in the contract;

3.	Determine the transaction price;

4.	Allocate the transaction price to the performance obligations; and

5.	Recognize revenue as the performance obligations are satisfied.
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
In the first quarter of 2019, the Company purchased $0.6 million of products and services from Dart, while it was still a joint venture. During each of the years ended December 31, 2018 and 2017, the Company purchased $2.0 million of products and services from Dart. At December 31, 2018, the Company had a note receivable from Dart with a balance of $2.3 million. The note was paid in full during the first quarter of 2019. Purchases from Dart are included in operating expenses on the consolidated statements of income, and the note receivable was included in equity investments and advances on the consolidated balance sheets.
During the year ended December 31, 2019, the Company in conjunction with its 50% joint venture partner entered into an agreement to sell Dart. The transaction closed on April 1, 2019, for gross proceeds of $38.0 million, including payment of the note receivable in March 2019, and net gains of $10.9 million.
During the years ended December 31, 2018 and 2017, the Company provided helicopter, management and other services to Era Training Center totaling $0.1 million and $0.2 million, respectively, and incurred $0.2 million and $0.5 million, respectively, for flight training device fees. Revenues from Era Training Center were recorded in operating revenues, and expenses incurred are recorded in operating expenses on the consolidated statements of operations. At December 31, 2018, the Company had a note receivable from Era Training Center with a balance of $3.7 million, which was recorded in equity investments and advances on the consolidated balance sheets. Era Training Center was dissolved in the third quarter of 2018. See further discussion in Note 5.

12.	SHARE-BASED COMPENSATION
Share Incentive Plans. In 2013, the Company adopted the Era Group Inc. 2012 Incentive Plan (“2012 Plan”) under which a maximum of 4,000,000 shares of the Company’s common stock, par value of $0.01 per share (“Common Stock”), are reserved for issuance.  Awards granted under the 2012 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other share-based awards (payable in cash or common stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. The Board of Directors determines, for each award, whether to issue new shares or shares from the Company’s treasury account. As of December 31, 2019 and 2018, 1,839,835 and 2,235,379 shares, respectively, remained available for grant under the 2012 Plan.
In 2013, the Company adopted the Era Group Inc. 2013 Employee Stock Purchase Plan (“ESPP”) under which the Company may offer up to a maximum of 300,000 shares of Common Stock for purchase by eligible employees at a price per share equal to 85% of the lesser of (i) the fair market value per share of Common Stock on the first day of the offering period or (ii) the fair market value per share of Common Stock on the last day of the offering period. Common Stock is made available for purchase under the ESPP for six-month offering periods. The ESPP is intended to comply with Section 423 of the Code but is not intended to be subject to Section 401(a) of the Code or the Employee Retirement Income Security Act of 1974. The Board of Directors may amend or terminate the ESPP at any time; however, no increase in the number of shares of Common Stock reserved for issuance under the ESPP may be made without stockholder approval. In 2016, the Board of Directors authorized an additional 400,000 to be reserved for issuance under the ESPP, which was approved by the stockholders of the Company at the Company’s annual meeting in 2017. The ESPP has a term of ten years. During the year ended December 31, 2019, the Company issued 120,754 shares under the ESPP. As of December 31, 2019 and 2018, 101,624 and 222,378 shares, respectively, remained available for issuance under the ESPP. In the first quarter of 2020, the Company, in connection with its entry into a definitive agreement to merge with Bristow, suspending the ESPP.
Total share-based compensation expense, which includes stock options, restricted stock and ESPP purchases, was $3.6 million, $2.9 million and $4.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, the Company had approximately $4.2 million in total unrecognized compensation costs, and the weighted average period over which it is expected to be recognized is 1.8 years.

Restricted Stock Awards. During the year ended December 31, 2019, the number of shares and the weighted average grant price of restricted stock award transactions were as follows:

	2019
	Number of Shares	Weighted Average Grant Price
Non-vested as of December 31, 2018	513,766	$10.28
Restricted stock awards granted:
Non-employee directors	34,488	$10.35
Employees	361,056	$10.35
Vested	(282,911)	$10.31
Forfeited	—	$—
Non-vested as of December 31, 2019	626,399	$10.31
During the years ended December 31, 2019, 2018 and 2017, the Company awarded 395,544, 331,869 and 297,256 shares, respectively, of restricted stock at a weighted average grant date fair value of $10.35, $9.80 and $11.44, respectively. The total fair value of shares vested during the years ended December 31, 2019, 2018 and 2017, determined using the closing price on the grant date, was $2.9 million, $2.8 million and $5.5 million, respectively.
Stock Option Grants. As of December 31, 2019, the Company had 203,612 stock options outstanding, that were fully vested and exercisable at a weighted average exercise price of $19.62. The Company did not grant any options during the years ended December 31, 2019 and December 31, 2018. The weighted average remaining contractual term on these options is 3.2 years.

13.	SEGMENT INFORMATION, MAJOR CUSTOMERS AND GEOGRAPHICAL DATA
The Company has determined that its operations comprise a single segment. Helicopters are highly mobile and may be utilized in any of the Company’s service lines as business needs dictate.
For the year ended December 31, 2019, Anadarko Petroleum Corporation (“Anadarko”), Petroleo Brasileiro S.A. (“Petrobras”) and the U.S. government accounted for 28%, 21% and 14%, respectively, of the Company’s operating revenues. For the year ended December 31, 2018, Anadarko, Petrobras and the U.S. government accounted for 31%, 23% and 15%, respectively, of the Company’s operating revenues. For the year ended December 31, 2017, Anadarko, Petrobras and the U.S. government accounted for 28%, 22% and 16%, respectively, of the Company’s operating revenues. For the years ended December 31, 2019, 2018 and 2017, approximately 34%, 29% and 34%, respectively, of the Company’s operating revenues were derived from foreign operations. The Company’s foreign revenues are primarily derived from oil and gas operations in Brazil, Colombia and Suriname as well as leasing activities in other jurisdictions.
The following represents the Company’s operating revenues by geographical region in which services are provided for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Revenues:
United States	$149,514	$157,267	$152,187
Latin America and the Caribbean	68,802	58,037	68,936
Europe	384	608	5,029
Asia	7,359	5,764	5,169
	$226,059	$221,676	$231,321

The Company’s long-lived assets are primarily its property and equipment employed in various geographical regions of the world. The following represents the Company’s property and equipment, net of accumulated depreciation, based upon the assets’ physical locations as of December 31, 2019 and 2018 (in thousands):

	2019	2018
Property and equipment, net:
United States	$433,096	$472,838
Latin America and the Caribbean	96,225	105,519
Europe	6,363	8,049
Asia	21,215	12,788
	$556,899	$599,194
The Company’s Brazilian operations include 181 employees, representing approximately 26% of the Company’s total workforce, that are covered under collective bargaining agreements, none of which expire within the next year.  Any disputes with its employees over the terms of the collective bargaining agreements could result in strikes or other work stoppages, higher labor costs or other conditions that may have a material adverse effect on the Company’s financial condition or results of operations.

14.	SUPPLEMENTAL INFORMATION FOR STATEMENTS OF CASH FLOWS
Supplemental cash flow information for the years ended December 31, 2019, 2018 and 2017 was as follows (in thousands):

	2019	2018	2017
Income taxes paid, net of refunds	$1,255	$283	$426
Interest paid to others, excluding capitalized interest	12,693	13,581	15,315
Interest received	(3,374)	(1,099)	(760)
Schedule of non-cash investing and financing activities:
Settlement of accrued contingent liabilities through installment obligations	—	—	386

15.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Selected financial information for interim quarterly periods is presented below (in thousands, except per share data). Earnings (loss) per common share are computed independently for each of the quarters presented, and the sum of the quarterly earnings (loss) per share may not necessarily equal the total for the year:

	Three Months Ended
2019	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$51,293	$55,480	$58,909	$60,377
Operating income (loss)	$(3,852)	$(1,823)	$1,687	$710
Net income (loss)	$(6,085)	$4,874	$(2,059)	$(811)
Net income (loss) attributable to common shares	$(5,943)	$4,940	$(1,910)	$(680)
Earnings (loss) per common share - basic	$(0.28)	$0.22	$(0.09)	$(0.03)
Earnings (loss) per common share - diluted	$(0.28)	$0.22	$(0.09)	$(0.03)

	Three Months Ended
2018	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$57,322	$57,728	$54,610	$52,016
Operating income (loss)	$1,651	$(9,523)	$41,571	$(5,629)
Net income (loss)	$(1,357)	$(10,516)	$31,279	$(5,948)
Net income (loss) attributable to common shares	$(1,194)	$(10,379)	$31,289	$(5,794)
Earnings (loss) per common share - basic	$(0.06)	$(0.49)	$1.44	$(0.27)
Earnings (loss) per common share - diluted	$(0.06)	$(0.49)	$1.44	$(0.27)

16.	SUBSEQUENT EVENTS
On January 23, 2020, the Company entered into a definitive agreement with Bristow to combine the two companies in an all stock transaction, structured as a reverse triangular merger, whereby the Company will issue shares to Bristow stockholders, while the Company continues to trade on the New York Stock Exchange (“NYSE”).
The transaction is expected to close in the second half of 2020, following receipt of required regulatory approvals and satisfaction of other customary closing conditions, including approval by Bristow’s and Era’s stockholders.

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

Supplemental Condensed Consolidating Balance Sheet as of December 31, 2019

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$114,965	$—	$2,401	$—	$117,366
Receivables:
Trade, operating, net of allowance for doubtful accounts	—	27,230	5,500	—	32,730
Trade, dry leasing	—	5,234	—	—	5,234
Tax receivables	—	2	2,858	—	2,860
Other	—	15,136	285	—	15,421
Inventories, net	—	20,019	47	—	20,066
Prepaid expenses	488	1,480	216	—	2,184
Total current assets	115,453	69,101	11,307	—	195,861
Property and equipment	—	878,281	16,782	—	895,063
Accumulated depreciation	—	(333,788)	(4,376)	—	(338,164)
Property and equipment, net	—	544,493	12,406	—	556,899
Operating lease right-of-use	—	7,694	1,774	—	9,468
Investments in consolidated subsidiaries	190,142	—	—	(190,142)	—
Intangible assets	—	—	96	—	96
Deferred income taxes	9,909	—	—	(9,909)	—
Intercompany receivables	288,023	—	—	(288,023)	—
Other assets	670	1,082	439	—	2,191
Total assets	$604,197	$622,370	$26,022	$(488,074)	$764,515
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$405	$10,937	$1,581	$—	$12,923
Accrued wages and benefits	122	9,065	1,367	—	10,554
Accrued interest	468	52	—	—	520
Accrued income taxes	3,595	1	16	—	3,612
Accrued other taxes	—	487	450	—	937
Accrued contingencies	—	—	598	—	598
Current portion of long-term debt	—	18,317	—	—	18,317
Other current liabilities	1,053	1,866	396	—	3,315
Total current liabilities	5,643	40,725	4,408	—	50,776
Long-term debt	141,832	—	—	—	141,832
Deferred income taxes	—	112,795	907	(9,909)	103,793
Intercompany payables	—	225,341	62,702	(288,043)	—
Operating lease liabilities	—	6,434	1,381	—	7,815
Deferred gains and other liabilities	—	745	—	—	745
Total liabilities	147,475	386,040	69,398	(297,952)	304,961
Redeemable noncontrolling interest	—	—	2,812	—	2,812
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,285,613 outstanding, exclusive of treasury shares	224	—	—	—	224
Additional paid-in capital	452,010	100,307	4,562	(104,870)	452,009
Retained earnings	14,671	136,023	(50,750)	(85,252)	14,692
Treasury shares, at cost, 1,152,826 shares	(10,183)	—	—	—	(10,183)
Total equity	456,722	236,330	(46,188)	(190,122)	456,742
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$604,197	$622,370	$26,022	$(488,074)	$764,515

Supplemental Condensed Consolidating Balance Sheet as of December 31, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$48,396	$—	$2,357	$—	$50,753
Receivables:
Trade, operating, net of allowance for doubtful accounts of $261	—	27,509	5,797	$—	33,306
Trade, dry leasing	—	3,803	—	—	3,803
Tax receivables	—	6	3,181	—	3,187
Other	—	1,949	394	—	2,343
Inventories, net	—	20,633	40	—	20,673
Prepaid expenses	398	1,219	190	—	1,807
Total current assets	48,794	55,119	11,959	—	115,872
Property and equipment	—	900,611	16,550	—	917,161
Accumulated depreciation	—	(314,567)	(3,400)	—	(317,967)
Property and equipment, net	—	586,044	13,150	—	599,194
Equity investments and advances	—	27,112	—	—	27,112
Investments in consolidated subsidiaries	172,950	—	—	(172,950)	—
Intangible assets	—	—	1,107	—	1,107
Deferred income taxes	9,904	—	—	(9,904)	—
Intercompany receivables	366,541	—	—	(366,541)	—
Other assets	1,251	20,231	96	—	21,578
Total assets	$599,440	$688,506	$26,312	$(549,395)	$764,863
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$136	$11,357	$1,668	$—	$13,161
Accrued wages and benefits	43	7,743	1,481	—	9,267
Accrued interest	500	69	—	—	569
Accrued income taxes	918	6	49	—	973
Accrued other taxes	—	768	500	—	1,268
Accrued contingencies	—	—	630	—	630
Current portion of long-term debt	—	1,663	395	—	2,058
Other current liabilities	647	220	11	—	878
Total current liabilities	2,244	21,826	4,734	—	28,804
Long-term debt	133,900	26,317	—	—	160,217
Deferred income taxes	—	117,015	1,245	(9,903)	108,357
Intercompany payables	—	310,727	55,847	(366,574)	—
Deferred gains and other liabilities	—	720	27	—	747
Total liabilities	136,144	476,605	61,853	(376,477)	298,125
Redeemable noncontrolling interest	—	3	3,299	—	3,302
Equity:
Era Group Inc. stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,765,404 outstanding, exclusive of treasury shares	219	—	—	—	219
Additional paid-in capital	447,299	100,306	4,562	(104,869)	447,298
Retained earnings	18,254	111,482	(43,402)	(68,049)	18,285
Treasury shares, at cost, 156,737 shares	(2,476)	—	—	—	(2,476)
Accumulated other comprehensive income, net of tax	—	110	—	—	110
Total equity	463,296	211,898	(38,840)	(172,918)	463,436
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$599,440	$688,506	$26,312	$(549,395)	$764,863

Supplemental Condensed Consolidating Statements of Operations for the Year Ended December 31, 2019

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$202,653	$55,695	$(32,289)	$226,059
Costs and expenses:
Operating	—	128,928	57,896	(32,278)	154,546
Administrative and general	5,777	28,930	3,571	—	38,278
Depreciation	—	36,716	903	—	37,619
Total costs and expenses	5,777	194,574	62,370	(32,278)	230,443
Gains on asset dispositions, net	—	3,657	—	—	3,657
Loss on impairment	—	(2,551)	—	—	(2,551)
Operating income (loss)	(5,777)	9,185	(6,675)	(11)	(3,278)
Other income (expense):
Interest income	1,617	1,761	109	—	3,487
Interest expense	(13,007)	(790)	(77)	—	(13,874)
Loss on sale of investments	(569)	—	—	—	(569)
Foreign currency gains (losses), net	(40)	81	(513)	—	(472)
Loss on debt extinguishment	(13)	—	—	—	(13)
Other, net	(20)	1,010	(1,018)	—	(28)
Total other income (expense)	(12,032)	2,062	(1,499)	—	(11,469)
Income (loss) before income taxes and equity earnings	(17,809)	11,247	(8,174)	(11)	(14,747)
Income tax expense (benefit)	2,964	(3,357)	(338)	—	(731)
Income (loss) before equity earnings	(20,773)	14,604	(7,836)	(11)	(14,016)
Equity in earnings (losses) of subsidiaries	17,191	9,935	—	(17,191)	9,935
Net income (loss)	(3,582)	24,539	(7,836)	(17,202)	(4,081)
Net loss attributable to non-controlling interest in subsidiary	—	—	488	—	488
Net income (loss) attributable to Era Group Inc.	$(3,582)	$24,539	$(7,348)	$(17,202)	$(3,593)

Supplemental Condensed Consolidating Statements of Operations for the Year Ended December 31, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$194,932	$55,625	$(28,881)	$221,676
Costs and expenses:
Operating	—	122,490	57,947	(28,914)	151,523
Administrative and general	15,017	25,597	4,512	—	45,126
Depreciation	—	38,553	988	—	39,541
Total costs and expenses	15,017	186,640	63,447	(28,914)	236,190
Gains on asset dispositions, net	—	1,618	(43)	—	1,575
Litigation settlement proceeds	42,000	—	—	—	42,000
Loss on impairment	—	(991)	—	—	(991)
Operating income (loss)	26,983	8,919	(7,865)	33	28,070
Other income (expense):
Interest income	395	1,371	276	—	2,042
Interest expense	(14,149)	(802)	(180)	—	(15,131)
Foreign currency gains, net	(95)	(178)	(745)	—	(1,018)
Gain on debt extinguishment	—	—	175	—	175
Other, net	—	34	20	—	54
Total other income (expense)	(13,849)	425	(454)	—	(13,878)
Income (loss) before income taxes and equity earnings	13,134	9,344	(8,319)	33	14,192
Income tax expense (benefit)	10,845	(7,900)	(5)	—	2,940
Income (loss) before equity earnings	2,289	17,244	(8,314)	33	11,252
Equity in earnings (losses) of subsidiaries	11,601	2,206	—	(11,601)	2,206
Net income (loss)	13,890	19,450	(8,314)	(11,568)	13,458
Net loss attributable to non-controlling interest in subsidiary	—	—	464	—	464
Net income (loss) attributable to Era Group Inc.	$13,890	$19,450	$(7,850)	$(11,568)	$13,922

Supplemental Condensed Consolidating Statements of Operations for the Year Ended December 31, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$201,653	$60,466	$(30,798)	$231,321
Costs and expenses:
Operating	—	133,077	65,167	(30,798)	167,446
Administrative and general	7,887	28,451	5,754	—	42,092
Depreciation	—	44,756	980	—	45,736
Total costs and expenses	7,887	206,284	71,901	(30,798)	255,274
Gains on asset dispositions, net	—	4,364	143	—	4,507
Loss on impairment	—	(116,586)	(432)	—	(117,018)
Operating loss	(7,887)	(116,853)	(11,724)	—	(136,464)
Other income (expense):
Interest income	108	419	233	—	760
Interest expense	(14,495)	(800)	(1,468)	—	(16,763)
Foreign currency gains, net	256	330	(812)	—	(226)
Other, net	—	143	(155)	—	(12)
Total other income (expense)	(14,131)	92	(2,202)	—	(16,241)
Income (loss) before income taxes and equity earnings	(22,018)	(116,761)	(13,926)	—	(152,705)
Income tax expense (benefit)	(7,338)	(112,295)	(3,032)	—	(122,665)
Income (loss) before equity earnings	(14,680)	(4,466)	(10,894)	—	(30,040)
Equity earnings, net of tax	—	1,425	—	—	1,425
Equity in earnings (losses) of subsidiaries	(13,481)	—	—	13,481	—
Net income (loss)	(28,161)	(3,041)	(10,894)	13,481	(28,615)
Net income attributable to non-controlling interest in subsidiary	—	—	454	—	454
Net income (loss) attributable to Era Group Inc.	$(28,161)	$(3,041)	$(10,440)	$13,481	$(28,161)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Year Ended December 31, 2019

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(3,582)	$24,539	$(7,836)	$(17,202)	$(4,081)
Comprehensive income (loss)	(3,582)	24,539	(7,836)	(17,202)	(4,081)
Comprehensive loss attributable to non-controlling interest in subsidiary	—	—	488	—	488
Comprehensive income (loss) attributable to Era Group Inc.	$(3,582)	$24,539	$(7,348)	$(17,202)	$(3,593)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Year Ended December 31, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$13,890	$19,450	$(8,314)	$(11,568)	$13,458
Comprehensive income (loss)	13,890	19,450	(8,314)	(11,568)	13,458
Comprehensive loss attributable to non-controlling interest in subsidiary	—	—	464	—	464
Comprehensive income (loss) attributable to Era Group Inc.	$13,890	$19,450	$(7,850)	$(11,568)	$13,922

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Year Ended December 31, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(28,161)	$(3,041)	$(10,894)	$13,481	$(28,615)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	18	—	—	18
Total other comprehensive income (loss)	—	18	—	—	18
Comprehensive income (loss)	(28,161)	(3,023)	(10,894)	13,481	(28,597)
Comprehensive loss attributable to non-controlling interest in subsidiary	—	—	454	—	454
Comprehensive income (loss) attributable to Era Group Inc.	$(28,161)	$(3,023)	$(10,440)	$13,481	$(28,143)

Supplemental Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2019

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$75,592	$(48,747)	$706	$—	$27,551
Cash flows from investing activities:
Purchases of property and equipment	—	(6,413)	(145)	—	(6,558)
Proceeds from disposition of property and equipment	—	13,252	—	—	13,252
Purchase of investments	(5,000)	—	—	—	(5,000)
Proceeds from sale of investments	4,430	—	—	—	4,430
Proceeds from sale of equity investees	—	34,712	—	—	34,712
Principal payments on notes due from equity investees	—	2,334	—	—	2,334
Principal payments on third party notes receivable	—	5,447	—	—	5,447
Net cash provided by (used in) investing activities	(570)	49,332	(145)	—	48,617
Cash flows from financing activities:
Payments on long-term debt	—	(1,662)	(393)	—	(2,055)
Extinguishment of long-term debt	(740)	—	—	—	(740)
Proceeds from share award plans	—	—	—	1,077	1,077
Purchase of treasury shares	(7,707)	—	—	—	(7,707)
Borrowings and repayments of intercompany debt	—	1,077	—	(1,077)	—
Net cash used in financing activities	(8,447)	(585)	(393)	—	(9,425)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(130)	—	(130)
Net increase (decrease) in cash, cash equivalents and restricted cash	66,575	—	38	—	66,613
Cash, cash equivalents and restricted cash, beginning of year	48,396	—	2,357	—	50,753
Cash, cash equivalents and restricted cash, end of year	$114,971	$—	$2,395	$—	$117,366

Supplemental Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2018

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$37,596	$14,639	$2,119	$—	$54,354
Cash flows from investing activities:
Purchases of property and equipment	—	(8,867)	(349)	—	(9,216)
Proceeds from disposition of property and equipment	—	29,590	—	—	29,590
Dividends received from equity investees	—	1,000	—	—	1,000
Principal payments on notes due from equity investees	—	518	—	—	518
Principal payments on third party notes receivable	—	934	—	—	934
Net cash provided by (used in) investing activities	—	23,175	(349)	—	22,826
Cash flows from financing activities:
Long-term debt issuance costs	—	—	—	(1,295)	(1,295)
Payments on long-term debt	—	(1,662)	(1,224)	(39,000)	(41,886)
Proceeds from share award plans	—	—	—	893	893
Extinguishment of long-term debt	—	—	(1,221)	—	(1,221)
Borrowings and repayments of intercompany debt	—	(39,402)	—	39,402	—
Net cash used in financing activities	—	(41,064)	(2,445)	—	(43,509)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	—	—	249	—	249
Net increase (decrease) in cash, cash equivalents and restricted cash	37,596	(3,250)	(426)	—	33,920
Cash, cash equivalents and restricted cash, beginning of year	10,800	3,250	2,783	—	16,833
Cash, cash equivalents and restricted cash, end of year	$48,396	$—	$2,357	$—	$50,753

Supplemental Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2017

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(14,706)	$32,601	$2,201	$—	$20,096
Cash flows from investing activities:
Purchases of property and equipment	—	(16,600)	(170)	—	(16,770)
Proceeds from disposition of property and equipment	—	9,392	—	—	9,392
Principal payments on notes due from equity investees	—	761	—	—	761
Investments in and advances to equity investees	—	(126)	—	—	(126)
Principal payments on third party notes receivable	—	169	—	—	169
Escrow deposits on like-kind exchanges, net	—	—	—	—	—
Net cash used in investing activities	—	(6,404)	(170)	—	(6,574)
Cash flows from financing activities:
Proceeds from Revolving Credit Facility	—	8,000	—	9,000	17,000
Payments on long-term debt	—	(1,526)	(755)	(43,000)	(45,281)
Proceeds from share award plans	—	—	—	836	836
Purchase of treasury shares	—	—	—	(52)	(52)
Borrowings and repayments of intercompany debt	—	(33,216)	—	33,216	—
Net cash used in financing activities	—	(26,742)	(755)	—	(27,497)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	32	18	31	—	81
Net increase (decrease) in cash, cash equivalents and restricted cash	(14,674)	(527)	1,307	—	(13,894)
Cash, cash equivalents and restricted cash, beginning of year	25,474	3,777	1,476	—	30,727
Cash, cash equivalents and restricted cash, end of year	$10,800	$3,250	$2,783	$—	$16,833