Form 10-Q
period 2020-03-31
ERA GROUP INC.
filed 2020-05-05
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020              or

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☒	☐	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.01 per share, outstanding as of May 1, 2020 was 21,525,383. The Registrant has no other class of common stock outstanding.

ERA GROUP INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ERA GROUP INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$113,518	$117,366
Receivables:
Trade, operating, net of allowance for doubtful accounts	34,102	32,730
Trade, dry-leasing	5,754	5,234
Tax receivables	2,159	2,860
Other	15,006	15,421
Inventories, net	19,941	20,066
Prepaid expenses	3,412	2,184
Total current assets	193,892	195,861
Property and equipment	893,585	895,063
Accumulated depreciation	(345,457)	(338,164)
Property and equipment, net	548,128	556,899
Operating lease right-of-use	8,672	9,468
Intangible assets	92	96
Other assets	1,726	2,191
Total assets	$752,510	$764,515
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,475	$12,923
Accrued wages and benefits	6,565	10,554
Accrued interest	3,309	520
Accrued income taxes	2,297	3,612
Accrued other taxes	1,539	937
Accrued contingencies	701	598
Current portion of long-term debt	17,901	18,317
Other current liabilities	3,310	3,315
Total current liabilities	48,097	50,776
Long-term debt	142,004	141,832
Deferred income taxes	101,984	103,793
Operating lease liabilities	7,103	7,815
Deferred gains and other liabilities	920	745
Total liabilities	300,108	304,961
Commitments and contingencies (see Note 7)
Redeemable noncontrolling interest	2,752	2,812
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,756,272 and 21,285,613 outstanding in 2020 and 2019, respectively, exclusive of treasury shares	230	224
Additional paid-in capital	452,701	452,009
Retained earnings	7,463	14,692
Treasury shares, at cost; 1,236,282 and 1,152,826 shares in 2020 and 2019, respectively	(10,744)	(10,183)
Total equity	449,650	456,742
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$752,510	$764,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues:
Operating revenues	$53,980	$47,830
Dry-leasing revenues	3,076	3,463
Total revenues	57,056	51,293
Costs and expenses:
Operating	38,506	36,696
Administrative and general	12,745	8,875
Depreciation and amortization	9,507	9,450
Total costs and expenses	60,758	55,021
Loss on asset dispositions, net	(34)	(124)
Operating loss	(3,736)	(3,852)
Other income (expense):
Interest income	749	752
Interest expense	(3,439)	(3,461)
Foreign currency losses, net	(1,704)	(126)
Other, net	10	(11)
Total other income (expense)	(4,384)	(2,846)
Loss before income taxes and equity earnings	(8,120)	(6,698)
Income tax benefit	(831)	(1,588)
Loss before equity earnings	(7,289)	(5,110)
Equity loss, net of tax	—	(975)
Net loss	(7,289)	(6,085)
Net loss attributable to noncontrolling interest in subsidiary	60	142
Net loss attributable to Era Group Inc.	$(7,229)	$(5,943)

Loss per common share, basic and diluted	$(0.35)	$(0.28)

Weighted average common shares outstanding:
Basic	20,702,670	21,323,312
Diluted	20,702,670	21,323,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(7,289)	$(6,085)
Comprehensive loss	(7,289)	(6,085)
Comprehensive loss attributable to noncontrolling interest in subsidiary	60	142
Comprehensive loss attributable to Era Group Inc.	$(7,229)	$(5,943)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE NONCONTROLLING INTEREST AND EQUITY (unaudited, in thousands)

Three Months Ended March 31, 2020

		Era Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Equity
December 31, 2019	$2,812	$224	$452,009	$14,692	$(10,183)	$—	$456,742
Issuance of common stock:
Restricted stock grants	—	6	(6)	—	—	—	—
Share award amortization	—	—	698	—	—	—	698
Purchase of treasury shares	—	—	—	—	(561)	—	(561)
Net loss	—	—	—	(7,289)	—	—	(7,289)
Net loss attributable to redeemable noncontrolling interest	(60)	—	—	60	—	—	60
March 31, 2020	$2,752	$230	$452,701	$7,463	$(10,744)	$—	$449,650

Three Months Ended March 31, 2019

		Era Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Equity
December 31, 2018	$3,302	$219	$447,298	$18,285	$(2,476)	$110	$463,436
Issuance of common stock:
Restricted stock grants	—	4	(4)	—	—	—	—
Employee Stock Purchase Plan	—	1	589	—	—	—	590
Share award amortization	—	—	807	—	—	—	807
Purchase of treasury shares	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	(6,085)	—	—	(6,085)
Net loss attributable to redeemable noncontrolling interest	(142)	—	—	142	—	—	142
March 31, 2019	$3,160	$224	$448,690	$12,342	$(2,481)	$110	$458,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(7,289)	$(6,085)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,507	9,450
Share-based compensation	698	807
Interest income	(112)	(157)
Loss on asset dispositions, net	34	124
Debt discount amortization	72	67
Amortization of deferred financing costs	246	239
Foreign currency losses, net	1,648	126
Deferred income tax (benefit) expense	(1,809)	(3,533)
Equity earnings, net of tax	—	975
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(1,440)	493
(Increase) decrease in prepaid expenses and other assets	(743)	(452)
Decrease (increase) in accounts payable, accrued expenses and other liabilities	(2,944)	581
Net cash provided by (used in) operating activities	(2,132)	2,635
Cash flows from investing activities:
Purchases of property and equipment	(400)	(1,312)
Purchase of investments	—	(5,000)
Principal payments on notes due from equity investees	—	2,334
Principal payments on third party notes receivable	55	104
Net cash used in investing activities	(345)	(3,874)
Cash flows from financing activities:
Payments on long-term debt	(416)	(542)
Proceeds from share award plans	—	590
Purchase of treasury shares	(561)	(5)
Net cash provided by (used in) financing activities	(977)	43
Effects of exchange rate changes on cash and cash equivalents	(394)	55
Net decrease in cash, cash equivalents and restricted cash	(3,848)	(1,141)
Cash, cash equivalents and restricted cash, beginning of period	117,366	50,753
Cash, cash equivalents and restricted cash, end of period	$113,518	$49,612
Supplemental cash flow information:
Cash paid for interest	$332	$353
Cash paid for income taxes	$2,300	14

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERA GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICY
The condensed consolidated financial statements include the accounts of Era Group Inc. and its consolidated subsidiaries. Unless the context otherwise indicates, any reference in this Quarterly Report on Form 10-Q to the “Company” refers to Era Group Inc. and its consolidated subsidiaries, and any reference to “Era Group” refers to Era Group Inc. without its subsidiaries. The condensed consolidated financial information for the three months ended March 31, 2020 and 2019 has been prepared by the Company and has not been audited by its independent registered public accounting firm. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made to fairly present the Company’s financial position as of March 31, 2020, its results of operations for the three months ended March 31, 2020 and 2019, its comprehensive income for the three months ended March 31, 2020 and 2019, its changes in equity for the three months ended March 31, 2020, and 2019, and its cash flows for the three months ended March 31, 2020 and 2019. Results of operations for the interim periods presented are not necessarily indicative of operating results for the full year or any future periods.
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
The outbreak of the novel coronavirus (“COVID-19”) caused a significant decrease in oil and natural gas prices resulting from oversupply and demand weakness and also caused significant disruptions and volatility in the global marketplace towards the end the first quarter of 2020.  These conditions continued through April 2020 and are expected to continue for at least the near future.  These conditions were initially exacerbated by decisions by large oil producing countries that have now been altered, but the resolution has not led to a meaningful increase in oil and gas prices.  While the decline in oil and natural gas prices did not have a material impact on the Company’s results of operations or financial condition during the three months ended March 31, 2020, a sustained environment of depressed prices could have a material impact on its business and its liquidity.
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
Current Expected Credit Losses (CECL). Customers are primarily international, independent and major integrated exploration, development and production companies, third party helicopter operators and the U.S. government. The Company designates trade receivables as a single pool of assets based on its short-term nature, similar customer base and risk characteristics. Customers are typically granted credit on a short-term basis, and related credit risks are considered minimal. The Company conducts periodic quantitative and qualitative analysis on historic customer payment trends, customer credit ratings and foreseeable economic conditions. Historically, losses on trade receivables have been immaterial and uncorrelated to each other. Based on these circumstances, the Company decides if additional reserve amounts are needed against the trade receivables asset pool, on a case by case basis. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted. As of as of March 31, 2020, the Company did not reserve any additional amounts for CECL.
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
New Accounting Standards - Adopted. In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (ASU No. 2016-13), which sets forth the current expected credit loss model, a new forward-looking impairment model for certain financial instruments based on expected losses rather than incurred losses.  The ASU is effective for interim and annual periods beginning after December 15, 2019, and early adoption of the standard was permitted.  Entities were required to adopt ASU No. 2016-13 using a modified retrospective approach, subject to certain limited exceptions.  Upon evaluating the impact of this ASU, the Company concluded that no additional reserves were necessary as historical losses were immaterial, and, based on the qualitative and quantitative analysis performed in accordance with ASC 326 requirements, the Company determined there was no reasonable expectation of credit losses associated with the Company’s trade receivables in the foreseeable future. The Company adopted ASU No. 2016-13 effective January 1, 2020, and such adoption did not have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurements” (ASU No. 2018-13, update to topic ASC-820), providing guidance for the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The Company adopted ASU No. 2018-13 effective January 1, 2020, and such adoption did not have an impact on its consolidated financial statements.
New Accounting Standards - Not Yet Adopted. In January 2020, the FASB issued ASU No. 2020-01, “Investments-Equity Securities” Topic 321, “Investments-Equity Method and Joint Ventures” Topic 323 and “Derivatives and Hedging” Topic 815 (ASU No. 2020-01) as an update to ASU No. 2016-01 “Financial Instruments-Overall”, further clarifying the interaction between the accounting for equity securities, equity method investments, and certain derivative instruments. This ASU clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. With this update, the FASB aims to clarify that, when determining the accounting for certain forward contracts and purchase options a company should now consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. The FASB expects this ASU to reduce diversity in practice and increase comparability of the accounting for these interactions. This ASU is effective for interim and annual periods beginning after December 15, 2020. The Company is evaluating the potential impact of adopting this ASU but does not expect such adoption to have a material impact on its consolidated financial statements.

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
As of March 31, 2020 and December 31, 2019, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis.
The estimated fair values of the Company’s other financial assets and liabilities as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2020
LIABILITIES
Long-term debt, including current portion	$159,905	$—	$155,120	$—

December 31, 2019
LIABILITIES
Long-term debt, including current portion	$160,149	$—	$166,691	$—

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
Capital Expenditures. During the three months ended March 31, 2020, capital expenditures were $0.4 million and consisted primarily of helicopter spare parts. During the three months ended March 31, 2020 and 2019, the Company did not capitalize any interest. As of March 31, 2020 and December 31, 2019, construction in progress, which is a component of property and equipment, included capitalized interest of $0.7 million. A summary of changes to the Company’s operating helicopter fleet is as follows:
Equipment Additions - During the three months ended March 31, 2020 and 2019, the Company did not place any helicopters into service. The Company places helicopters in service once completion work has been finalized and the helicopters are ready for use.
Equipment Dispositions - During the three months ended March 31, 2020 and 2019, the Company did not sell or dispose of any material assets. During the three months ended March 31, 2020, the Company parted out one light-twin helicopter, and those parts are now available to repair and maintain other helicopters.

4.	LEASES
The Company leases land, hangars, buildings, fuel tanks and tower sites under operating lease agreements. The Company determines if an arrangement is a lease at inception, and many of these leases offer an option for renewal or extension. The adoption of ASC 842 allows the Company to retain its current classification of leases, and the optional practical expedience rule has allowed the use of the current-period adjustment method to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the current period rather than the restatement of prior year lease amounts. The majority of the bases from which the Company operates are leased, with current remaining terms between one and fifty-nine years. The lease expense on those contracts with initial terms of twelve months or less are recognized on a straight-line basis over the lease term and are not recorded on the balance sheet. The Company does not currently maintain any finance leases and has only operating lease agreements.
The Company’s maturity analysis of lease payments under operating leases that have a remaining term in excess of one year as of March 31, 2020 was as follows (in thousands):

Minimum Payments
2020	$1,657
2021	1,715
2022	1,234
2023	1,186
2024	987
Years subsequent to 2024	8,498
Total future minimum lease payments	15,277
Less: imputed interest	6,452
Present value of lease liabilities	$8,825

During the three months ended March 31, 2020 and 2019, the Company recognized $1.0 million and $0.9 million of operating lease expense, respectively. Included in these amounts was $0.4 million and $0.3 million for contracts with remaining terms of less than one year for the three months ended March 31, 2020 and 2019, respectively.
Supplemental balance sheet information related to these leases as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020	December 31, 2019
Operating lease right-of-use asset	$8,672	$9,468
Other current liabilities	$1,722	$1,773
Long-term lease liabilities	7,103	7,815
Total operating lease liabilities	$8,825	$9,588

Other information related to these leases as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Weighted average remaining lease term	17 years	16 years
Weighted average discount rate	6.15%	6.11%

Cash paid for amounts included in the measurement of lease liabilities was $0.6 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively.
The Company generates revenues as a lessor from its dry-leasing line of service that require a fixed monthly fee for the customer’s right to use the helicopter and, where applicable, additional charges as compensation for any support the Company may provide to the customer. Revenues from dry-leasing contracts are shown on the face of the statement of operations.
In 2018, the Company disposed of six H225 heavy helicopters through sales-type leases. In 2019, the Company completed the final sale of two of these helicopters and received cash proceeds of $5.0 million. During the three months ended March 31, 2020, the Company recognized $0.3 million of interest income on the remaining leases. As of March 31, 2020, the Company had remaining receivables of $13.4 million, all of which is due in 2020. These amounts are included in other receivables on the consolidated balance sheet.

5.	INCOME TAXES
During the three months ended March 31, 2020 and 2019, the Company recorded an income tax benefit of $0.8 million and $1.6 million, respectively, resulting in an effective tax rate of 10.2% and 23.7%, respectively.
During the three months ended March 31, 2020 and 2019, there were no new uncertain tax positions identified.
Amounts accrued for interest and penalties associated with unrecognized income tax benefits are included in other expense on the condensed consolidated statements of operations. As of March 31, 2020 and December 31, 2019, the gross amount of liability for accrued interest and penalties related to unrecognized tax benefits was less than $0.1 million.
On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security ("CARES") Act to provide certain relief as a result of the novel coronavirus pandemic (“COVID-19”). The Company is currently evaluating all aspects of the legislation for potential impacts on its financial statements.
On January 23, 2020, the Company entered into an agreement to merge (the “Merger”) with Bristow Group, Inc. (“Bristow”). The Merger is intended to qualify as a tax free ‘‘reorganization’’ within the meaning of Section 368(a) of the Internal Revenue Code (the "Code"). Transaction costs associated with the reorganization have been estimated for the three months ended March 31, 2020, and will be capitalized into the basis of the stock acquired upon execution of the Merger.

6.	LONG-TERM DEBT
The Company’s borrowings as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020	December 31, 2019
7.750% Senior Notes (excluding unamortized discount)	$144,088	$144,088
Senior secured revolving credit facility	—	—
Promissory notes	17,901	18,317
Total principal balance on borrowings	161,989	162,405
Portion due within one year	(17,901)	(18,317)
Unamortized debt issuance costs	(1,219)	(1,320)
Unamortized discount, net	(865)	(936)
Long-term debt	$142,004	$141,832

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
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at Era Group’s election, either a base rate or LIBOR, each as defined in the Revolving Credit Facility, plus an applicable margin. The applicable margin is based on the Company’s ratio of funded debt to EBITDA, as defined in the Revolving Credit Facility, and ranges from 1.25% to 2.50% on the base rate margin and 2.25% to 3.50% on the LIBOR margin. The applicable margin as of March 31, 2020 was 1.50% on the base rate margin and 2.50% on the LIBOR margin. In addition, the Company is required to pay a quarterly commitment fee based on the unfunded portion of the committed amount at a rate based on the Company’s ratio of funded debt to EBITDA, as defined in the Revolving Credit Facility, that ranges from 0.375% to 0.500%. As of March 31, 2020, the commitment fee was 0.375%.
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
As of March 31, 2020, Era Group had no outstanding borrowings under the Revolving Credit Facility and issued letters of credit of $0.7 million. In connection with Amendment No. 4 entered into in 2018, the Company wrote off previously incurred debt issuance costs of $0.4 million and incurred additional debt issuance costs of $1.3 million. Such costs are included in other assets on the condensed consolidated balance sheets and are amortized to interest expense in the condensed consolidated statements of operations over the life of the Revolving Credit Facility.
Promissory Notes. During each of the three months ended March 31, 2020 and 2019, the Company made scheduled payments on other long-term debt of $0.4 million. The notes require monthly principal and interest payments of $0.1 million with a final payment of $16.8 million, due upon maturity in December 2020.

7.	COMMITMENTS AND CONTINGENCIES
Fleet. The Company’s unfunded capital commitments as of March 31, 2020 consisted primarily of agreements to purchase helicopters and totaled $79.6 million, which is payable beginning in 2020 through 2021. The Company also had $1.3 million of deposits paid on options not yet exercised. All of the Company’s capital commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability other than aggregate liquidated damages of $2.1 million.
Included in these commitments are orders to purchase three AW189 heavy helicopters and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered 2021. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company had outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery in 2021 and 2022.
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
The aggregate amount at issue for the Tax Disputes is $10.9 million. The Municipal Tax Disputes are the largest contributor to the total amount being sought from Aeróleo, with approximately $8.3 million at issue.
In addition to the foregoing Tax Disputes (and unrelated thereto), Aeróleo is engaged in two additional civil litigation matters relating to: (i) a dispute with its former tax consultant who has alleged that $0.7 million is due and payable as a contingency fee related to execution of certain tax strategies; and (ii) a fatal accident that occurred in 1983 that was previously settled with the plaintiffs’ in the U.S. (the “Civil Disputes”). With respect to the fatal accident, the plaintiffs are seeking to collect additional amounts in Brazil despite the previous settlement agreed upon by the parties in the U.S.
The Company continues to evaluate and assess various legal strategies for each of the Tax Disputes and the Civil Disputes. As is customary for certain legal matters in Brazil, Aeróleo has already deposited amounts as security into an escrow account to pursue further legal appeals in several of the Tax Disputes and the Civil Disputes. As of March 31, 2020, the Company has deposited $3.9 million into escrow accounts controlled by the court with respect to the Tax Disputes and the Civil Disputes, and the Company has fully reserved such amounts subject to final determination and the judicial release of such escrow deposits. These estimates are based on its assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intentions and experience. Aeróleo plans to defend the cases vigorously. As of March 31, 2020, it is not possible to determine the outcome of the Tax Disputes or the Civil Disputes, but the Company does not expect that an outcome would have a material adverse effect on its business, financial position or results of operations.
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

8.	EARNINGS (LOSS) PER COMMON SHARE
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
Computations of basic and diluted earnings per common share of the Company for the three months ended March 31, 2020 and 2019 were as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Net loss attributable to Era Group Inc.	$(7,229)	$(5,943)
Less: Net income attributable to participating securities	—	—
Net loss attributable to fully vested common stock	$(7,229)	$(5,943)

Weighted average common shares outstanding:
Basic	20,702,670	21,323,312
Diluted(1)	20,702,670	21,323,312

Loss per common share, basic and diluted	$(0.35)	$(0.28)
____________________

(1)	Excludes weighted average common shares of 203,612 for each of the three months ended March 31, 2020 and 2019, for certain share awards as the effect of their inclusion would have been antidilutive.
Share Repurchases. On August 14, 2014, the Company’s Board of Directors (the “Board”) approved a share repurchase program authorizing up to $25.0 million of share repurchases. On January 23, 2020, this program was suspended in connection with the entry into the merger agreement with Bristow.
In connection with the entry into the merger agreement with Bristow, the Board has authorized a special stock repurchase program that would allow for the purchase of up to $10 million of its common stock from time to time and subject to market conditions on the open market or in privately negotiated transactions. The special repurchase program will end upon the mailing of the joint proxy statement/prospectus for the merger.
In April 2020, Era Group repurchased 230,889 shares of common stock in open market transactions for gross consideration of $1.0 million, which is an average cost per share of $4.14. As of May 1, 2020, $9.0 million remained authorized under the $10.0 million share repurchase program.

9.	REVENUES
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

The following table presents the Company’s operating revenues disaggregated by geographical region in which services are provided:

	Three Months Ended March 31,
	2020	2019
Operating revenues:
U.S.	$38,992	$34,214
International	14,988	13,616
Total operating revenues	$53,980	$47,830
The following table presents the Company’s total revenues earned by service line:

	Three Months Ended March 31,
	2020	2019
Revenues:
Oil and gas flight services:
U.S.	$37,054	$32,466
International	13,281	13,616
Total oil and gas	50,335	46,082
Emergency response services	3,645	1,748
Total operating revenues	$53,980	$47,830
Dry-leasing revenues:
U.S.	190	451
International	2,886	3,012
Total revenues	$57,056	$51,293

The Company determines revenue recognition by applying the following steps:

1.	Identify the contract with a customer;

2.	Identify the performance obligations in the contract;

3.	Determine the transaction price;

4.	Allocate the transaction price to the performance obligations; and

5.	Recognize revenue as the performance obligations are satisfied.
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

10.	RELATED PARTY TRANSACTIONS
The Company purchased products and services from its Dart Holding Company Ltd. (“Dart”) joint venture totaling $0.6 million during the three months ended March 31, 2019. The Company also had a note receivable from Dart, which had a balance of $2.3 million as of December 31, 2018. The note was paid in full during the first quarter of 2019. Purchases from Dart are included in operating expenses on the consolidated statements of income, and the note receivable was included in equity investments and advances on the consolidated balance sheets.
During the three months ended March 31, 2019, the Company in conjunction with its 50% joint venture partner entered into an agreement to sell Dart. The transaction closed on April 1, 2019, for gross proceeds of $38.0 million, including payment of the note receivable in March 2019, and net gains of $10.9 million.

11.	SHARE-BASED COMPENSATION
Restricted Stock Awards. The number of shares and weighted average grant price of restricted stock awards during the three months ended March 31, 2020 were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested as of December 31, 2019	626,399	$10.31
Restricted stock awards granted:
Non-employee directors	40,430	$7.54
Employees	513,685	$7.54
Vested	(282,263)	$10.44
Non-vested as of March 31, 2020	898,251	$8.56

The total fair value of shares vested during the three months ended March 31, 2020 and 2019, determined using the closing price on the grant date, was $2.9 million and $2.5 million, respectively.
Stock Options. The Company did not grant any stock options during the three months ended March 31, 2020.
Employee Stock Purchase Plan (“ESPP”). In the first quarter of 2020, the Company, in connection with its entry into a definitive agreement to merge with Bristow, suspended the ESPP.
Total share-based compensation expense, which includes restricted stock and the ESPP, was $0.7 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively.

12.	GUARANTORS OF SECURITIES
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

Supplemental Condensed Consolidating Balance Sheet as of March 31, 2020

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$111,654	$—	$1,864	$—	$113,518
Receivables:
Trade, operating, net of allowance for doubtful accounts	—	28,738	5,364	—	34,102
Trade, dry-leasing	—	5,754	—	—	5,754
Tax receivable	—	2	2,157	—	2,159
Other	—	14,594	412	—	15,006
Inventories, net	—	19,927	14	—	19,941
Prepaid expenses	991	2,108	313	—	3,412
Total current assets	112,645	71,123	10,124	—	193,892
Property and equipment	—	876,767	16,818	—	893,585
Accumulated depreciation	—	(340,873)	(4,584)	—	(345,457)
Property and equipment, net	—	535,894	12,234	—	548,128
Operating lease right-of-use	—	7,526	1,146	—	8,672
Investments in consolidated subsidiaries	189,347	—	—	(189,347)	—
Intangible assets	—	—	92	—	92
Deferred income taxes	11,711	—	—	(11,711)	—
Intercompany receivables	285,926	—	—	(285,926)	—
Other assets	524	873	329	—	1,726
Total assets	$600,153	$615,416	$23,925	$(486,984)	$752,510
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,239	$10,078	$1,158	$—	$12,475
Accrued wages and benefits	625	4,767	1,173	—	6,565
Accrued interest	3,259	50	—	—	3,309
Accrued income taxes	2,273	—	24	—	2,297
Accrued other taxes	—	1,201	338	—	1,539
Accrued contingencies	—	—	701	—	701
Current portion of long-term debt	—	17,901	—	—	17,901
Other current liabilities	1,126	1,904	280	—	3,310
Total current liabilities	8,522	35,901	3,674	—	48,097
Long-term debt	142,004	—	—	—	142,004
Deferred income taxes	—	112,788	907	(11,711)	101,984
Intercompany payables	—	220,529	65,417	(285,946)	—
Operating lease liabilities	—	6,219	884	—	7,103
Deferred gains and other liabilities	—	920	—	—	920
Total liabilities	150,526	376,357	70,882	(297,657)	300,108
Redeemable noncontrolling interest	—	—	2,752	—	2,752
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,756,272 outstanding, exclusive of treasury shares	230	—	—	—	230
Additional paid-in capital	452,703	100,306	4,562	(104,870)	452,701
Retained earnings	7,438	138,753	(54,271)	(84,457)	7,463
Treasury shares, at cost, 1,236,282 shares	(10,744)	—	—	—	(10,744)
Total equity	449,627	239,059	(49,709)	(189,327)	449,650
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$600,153	$615,416	$23,925	$(486,984)	$752,510

Supplemental Condensed Consolidating Balance Sheet as of December 31, 2019

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$114,965	$—	$2,401	$—	$117,366
Receivables:
Trade, operating, net of allowance for doubtful accounts	—	27,230	5,500	—	32,730
Trade, dry leasing	—	5,234	—	—	5,234
Tax receivables	—	2	2,858	—	2,860
Other	—	15,136	285	—	15,421
Inventories, net	—	20,019	47	—	20,066
Prepaid expenses	488	1,480	216	—	2,184
Total current assets	115,453	69,101	11,307	—	195,861
Property and equipment	—	878,281	16,782	—	895,063
Accumulated depreciation	—	(333,788)	(4,376)	—	(338,164)
Property and equipment, net	—	544,493	12,406	—	556,899
Operating lease right-of-use	—	7,694	1,774	—	9,468
Investments in consolidated subsidiaries	190,142	—	—	(190,142)	—
Intangible assets	—	—	96	—	96
Deferred income taxes	9,909	—	—	(9,909)	—
Intercompany receivables	288,023	—	—	(288,023)	—
Other assets	670	1,082	439	—	2,191
Total assets	$604,197	$622,370	$26,022	$(488,074)	$764,515
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$405	$10,937	$1,581	$—	$12,923
Accrued wages and benefits	122	9,065	1,367	—	10,554
Accrued interest	468	52	—	—	520
Accrued income taxes	3,595	1	16	—	3,612
Accrued other taxes	—	487	450	—	937
Accrued contingencies	—	—	598	—	598
Current portion of long-term debt	—	18,317	—	—	18,317
Other current liabilities	1,053	1,866	396	—	3,315
Total current liabilities	5,643	40,725	4,408	—	50,776
Long-term debt	141,832	—	—	—	141,832
Deferred income taxes	—	112,795	907	(9,909)	103,793
Intercompany payables	—	225,341	62,702	(288,043)	—
Operating lease liabilities	—	6,434	1,381	—	7,815
Deferred gains and other liabilities	—	745	—	—	745
Total liabilities	147,475	386,040	69,398	(297,952)	304,961
Redeemable noncontrolling interest	—	—	2,812	—	2,812
Equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 21,285,613 outstanding, exclusive of treasury shares	224	—	—	—	224
Additional paid-in capital	452,010	100,307	4,562	(104,870)	452,009
Retained earnings	14,671	136,023	(50,750)	(85,252)	14,692
Treasury shares, at cost, 1,152,826 shares	(10,183)	—	—	—	(10,183)
Total equity	456,722	236,330	(46,188)	(190,122)	456,742
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$604,197	$622,370	$26,022	$(488,074)	$764,515

Supplemental Condensed Consolidating Statements of Operations for the Three Months Ended March 31, 2020

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$51,918	$12,150	$(7,012)	$57,056
Costs and expenses:
Operating	—	32,441	13,077	(7,012)	38,506
Administrative and general	4,583	7,323	839	—	12,745
Depreciation	—	9,295	212	—	9,507
Total costs and expenses	4,583	49,059	14,128	(7,012)	60,758
Loss on asset dispositions, net	—	(34)	—	—	(34)
Operating income (loss)	(4,583)	2,825	(1,978)	—	(3,736)
Other income (expense):
Interest income	378	337	34	—	749
Interest expense	(3,281)	(158)	—	—	(3,439)
Foreign currency losses, net	(24)	(45)	(1,635)	—	(1,704)
Other, net	—	12	(2)	—	10
Total other income (expense)	(2,927)	146	(1,603)	—	(4,384)
Income (loss) before income taxes and equity earnings	(7,510)	2,971	(3,581)	—	(8,120)
Income tax (benefit) expense	(1,072)	241	—	—	(831)
Income (loss) before equity earnings	(6,438)	2,730	(3,581)	—	(7,289)
Equity in earnings (losses) of subsidiaries	(795)	—	—	795	—
Net income (loss)	(7,233)	2,730	(3,581)	795	(7,289)
Net loss attributable to noncontrolling interest in subsidiary	—	—	60	—	60
Net income (loss) attributable to Era Group Inc.	$(7,233)	$2,730	$(3,521)	$795	$(7,229)

Supplemental Condensed Consolidating Statements of Operations for the Three Months Ended March 31, 2019

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$45,314	$13,617	$(7,638)	$51,293
Costs and expenses:
Operating	—	30,049	14,285	(7,638)	36,696
Administrative and general	1,242	6,672	961	—	8,875
Depreciation	—	9,197	253	—	9,450
Total costs and expenses	1,242	45,918	15,499	(7,638)	55,021
Loss on asset dispositions, net	—	(124)	—	—	(124)
Operating loss	(1,242)	(728)	(1,882)	—	(3,852)
Other income (expense):
Interest income	196	504	52	—	752
Interest expense	(3,241)	(213)	(7)	—	(3,461)
Foreign currency losses, net	(40)	(49)	(37)	—	(126)
Other, net	—	(1)	(10)	—	(11)
Total other income (expense)	(3,085)	241	(2)	—	(2,846)
Loss before income taxes and equity earnings	(4,327)	(487)	(1,884)	—	(6,698)
Income tax (benefit) expense	336	(1,924)	—	—	(1,588)
Income (loss) before equity earnings	(4,663)	1,437	(1,884)	—	(5,110)
Equity in earnings (losses) of subsidiaries	(1,280)	(975)	—	1,280	(975)
Net income (loss)	(5,943)	462	(1,884)	1,280	(6,085)
Net loss attributable to noncontrolling interest in subsidiary	—	—	142	—	142
Net income (loss) attributable to Era Group Inc.	$(5,943)	$462	$(1,742)	$1,280	$(5,943)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended March 31, 2020

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(7,233)	$2,730	$(3,581)	$795	$(7,289)
Comprehensive income (loss)	(7,233)	2,730	(3,581)	795	(7,289)
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	—	60	—	60
Comprehensive income (loss) attributable to Era Group Inc.	$(7,233)	$2,730	$(3,521)	$795	$(7,229)

Supplemental Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended March 31, 2019

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(5,943)	$462	$(1,884)	$1,280	$(6,085)
Comprehensive income (loss)	(5,943)	462	(1,884)	1,280	(6,085)
Comprehensive loss attributable to noncontrolling interest in subsidiary	—	—	142	—	142
Comprehensive income (loss) attributable to Era Group Inc.	$(5,943)	$462	$(1,742)	$1,280	$(5,943)

Supplemental Condensed Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2020

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(2,752)	$708	$(88)	$—	$(2,132)
Cash flows from investing activities:
Purchases of property and equipment	—	(347)	(53)	—	(400)
Principal payments on third party notes receivable	—	55	—	—	55
Net cash used in investing activities	—	(292)	(53)	—	(345)
Cash flows from financing activities:
Payments on long-term debt	—	(416)	—	—	(416)
Purchase of treasury shares	(561)	—	—	—	(561)
Net cash used in financing activities	(561)	(416)	—	—	(977)
Effects of exchange rate changes on cash and cash equivalents	—	—	(394)	—	(394)
Net decrease in cash, cash equivalents and restricted cash	(3,313)	—	(535)	—	(3,848)
Cash, cash equivalents and restricted cash, beginning of period	114,971	—	2,395	—	117,366
Cash, cash equivalents and restricted cash, end of period	$111,658	$—	$1,860	$—	$113,518

Supplemental Condensed Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2019

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$5,477	$(1,386)	$(1,456)	$—	$2,635
Cash flows from investing activities:
Purchases of property and equipment	—	(1,221)	(91)	—	(1,312)
Purchase of investments	(5,000)	—	—	—	(5,000)
Principal payments on notes due from equity investees	—	2,334	—	—	2,334
Principal payments on third party notes receivable	—	104	—	—	104
Net cash provided by (used in) investing activities	(5,000)	1,217	(91)	—	(3,874)
Cash flows from financing activities:
Payments on long-term debt	—	(416)	(126)	—	(542)
Proceeds from share award plans	—	—	—	590	590
Purchase of treasury shares	—	—	—	(5)	(5)
Borrowings and repayments of intercompany debt	—	585	—	(585)	—
Net cash provided by (used in) financing activities	—	169	(126)	—	43
Effects of exchange rate changes on cash and cash equivalents	—	—	55	—	55
Net increase (decrease) in cash, cash equivalents and restricted cash	477	—	(1,618)	—	(1,141)
Cash, cash equivalents and restricted cash, beginning of period	48,396	—	2,357	—	50,753
Cash, cash equivalents and restricted cash, end of period	$48,873	$—	$739	$—	$49,612

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019, included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2019.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated performance and financial condition and other similar matters involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others:

•	risks related to the Company’s recently announced combination (the “Merger”) with Bristow Group Inc. (“Bristow”), including:

◦	the ability of Bristow and the Company to obtain necessary shareholder approvals,

◦	the ability to satisfy all necessary conditions on the anticipated closing timeline or at all,

◦	the outcome of any legal proceedings, regulatory proceedings or enforcement matters that may be instituted relating to the Merger,

◦	conditions imposed in order to obtain required regulatory approvals for the Merger,

◦	the costs incurred to consummate the Merger,

◦	the possibility that the expected synergies from the Merger will not be realized,

◦	difficulties related to the integration of the two companies,

◦	disruption from the anticipated Merger making it more difficult to maintain relationships with customers, employees, regulators or suppliers, and

◦	the diversion of management time and attention to the anticipated combination;

•
the Company’s dependence on, and the cyclical and volatile nature of, offshore oil and gas exploration, development and production activity, and the impact of the coronavirus pandemic (“COVID-19”) and general economic conditions and fluctuations in worldwide prices of, and demand for, oil and natural gas on such activity levels, including instances of below-zero prices in oil futures and concerns of an excess of oil supply for a sustained period and limitations of storage capacity for such excess oil supply;

•
the impact of the COVID-19 pandemic and supply decisions by Saudi Arabia and Russia have resulted in a decrease in the price of and demand for oil, which has caused, and may continue to cause, a decrease in the demand for the Company's services;

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
It is not possible to predict or identify all such factors. Consequently, the foregoing should not be considered a complete discussion of all potential risks or uncertainties. The words “estimate,” “project,” “intend,” “believe,” “plan” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. The forward-looking statements in this Quarterly Report on Form 10-Q should be evaluated together with the many uncertainties that affect the Company’s businesses, particularly those discussed in greater detail in Part I, Item 1A, “Risk Factors” of Era Group’s Annual Report on Form 10-K for the year ended December 31, 2019, in the Preliminary Joint Proxy and Consent Statement/Prospectus filed with the Securities and Exchange Commission (“SEC”) on April 5, 2020 and amended on April 20, 2020 and on Era Group’s subsequent Quarterly Reports on Form 10-Q and periodic reporting on Form 8-K (if any).
Overview
We are one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the U.S., which is our primary area of operations. Our helicopters are primarily used to transport personnel to, from and between offshore oil and gas production platforms, drilling rigs and other installations. In addition to serving the oil and gas industry, we provide emergency response services and utility services, among other activities. We also provide helicopters and related services to third-party helicopter operators. We currently have customers in the U.S., Brazil, Chile, Colombia, India, Mexico, Spain and Suriname.
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

Recent Developments
The Merger
On April 3, 2020, in connection with the Agreement and Plan of Merger among the Company, Ruby Redux Merger Sub ("Merger Sub"), a Delaware corporation and a direct wholly owned subsidiary of the Company, and Bristow (the “Merger Agreement”), pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Bristow (the “Merger”), with Bristow continuing as the surviving corporation, the Company filed a registration statement on Form S-4 with the SEC that included a joint proxy statement of Era and Bristow that also constitutes a prospectus of Era (the “Joint Proxy Statement/Prospectus”). On April 13, 2020, we announced the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). The termination was effective as of 11:59 p.m. EDT on April 10, 2020, thereby ending the HSR Act waiting period for the Merger and fulfilling one of the conditions precedent in the merger agreement. On April 23, 2020, the Company filed an updated Joint Proxy Statement/Prospectus on Form S-4/A and entered into an amendment to the the merger agreement with Bristow ("Amendment No. 1"). Among other things, Amendment No.1 amended the Merger Agreement to contemplate the possibility of (i) a potential change in the listing of outstanding shares of Era’s common stock from the New York Stock Exchange to the Nasdaq Stock Market and (ii) a reverse stock split of the Company's common stock prior to the consummation of the Merger. If and when the the Company's stockholders approve such a reverse stock split, the Board of Directors of the Company will determine whether to effect such a reverse stock split.
Impact of COVID-19
The COVID-19 pandemic has resulted in a global crisis with the majority of countries limiting international travel and instituting other measures such as reducing or eliminating public gatherings by placing limits on such events, shuttering non-essential stores and services, voluntary and involuntary quarantines among other such measures in an effort to try to reduce the spread of COVID-19. The long-term impact of COVID-19 on the global economy is not yet known, but it is likely to have a significant influence in economic activity in the near-term. In particular, the impact of the COVID-19 pandemic, along with the impact of the collapse of OPEC+ negotiations resulting from the failure of Russia and Saudi Arabia to agree on terms to maintain oil production limits, has caused a drastic decrease in the price of oil.
To date, the Company's overall business, results of operations and financial condition have not been materially affected by the COVID-19 outbreak. However, the Company is taking precautions as an organization to protect its employees, customers and communities during this time. The Company has undertaken a number of proactive measures to reduce the spread of the virus and maintain the safety and health of the Company’s workforce, including, among other things, permitting employees that are able to work from home to do so, and implementing comprehensive screening at operational bases throughout the organization. Under guidance issued by the U.S. Cybersecurity and Infrastructure Security Agency, the Company’s employees are deemed “essential,” thereby permitting certain parts of the organization to continue operating notwithstanding guidance or orders issued by state and local governments requiring businesses to close and persons to shelter in place and avoid unnecessary travel. The effects of the Company’s work-from-home policies may negatively impact productivity and disrupt the Company’s business, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.
The COVID-19 pandemic is, however, a dynamic and continuously evolving phenomenon and the ultimate severity of the outbreak is uncertain at this time. If the pandemic worsens, additional restrictions are implemented or current restrictions are imposed for a longer period of time to contain the outbreak, the Company may experience a material adverse effect on our businesses, results of operations and financial condition. For additional information See Part II Item 1A “Risk Factors.”

Results of Operations

	Three Months Ended March 31,
	2020		2019
	(in thousands)%		(in thousands)%
Revenues:
United States	$39,182	69	$34,665	68
International	17,874	31	16,628	32
Total revenues	57,056	100	51,293	100
Costs and Expenses:
Operating:
Personnel	14,909	26	13,029	26
Repairs and maintenance	11,142	20	12,710	25
Insurance and loss reserves	1,653	3	1,204	2
Fuel	3,079	5	3,402	7
Leased-in equipment	59	—	50	—
Other	7,664	14	6,301	12
Total operating expenses	38,506	68	36,696	72
Administrative and general	12,745	22	8,875	17
Depreciation and amortization	9,507	17	9,450	19
Total costs and expenses	60,758	107	55,021	108
Loss on asset dispositions, net	(34)	—	(124)	—
Operating loss	(3,736)	(7)	(3,852)	(8)
Other income (expense):
Interest income	749	1	752	1
Interest expense	(3,439)	(6)	(3,461)	(7)
Foreign currency losses, net	(1,704)	(3)	(126)	—
Other, net	10	—	(11)	—
Total other income (expense)	(4,384)	(8)	(2,846)	(6)
Loss before income taxes and equity earnings	(8,120)	(14)	(6,698)	(13)
Income tax benefit	(831)	(1)	(1,588)	(3)
Loss before equity earnings	(7,289)	(13)	(5,110)	(10)
Equity loss, net of tax	—	—	(975)	(2)
Net loss	(7,289)	(13)	(6,085)	(12)
Net loss attributable to noncontrolling interest in subsidiary	60	—	142	—
Net loss attributable to Era Group Inc.	$(7,229)	(13)	$(5,943)	(12)

Revenues by Service Line. The table below sets forth the revenues earned by service line for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020		2019
	(in thousands)%		(in thousands)%
Revenues:
Oil and gas: (1)
U.S.	$37,054	65	$32,466	63
International	13,281	23	13,616	27
Total oil and gas	50,335	88	46,082	90
Dry-leasing	3,076	6	3,463	7
Emergency response services	3,645	6	1,748	3
	$57,056	100	$51,293	100
____________________

(1)	Primarily oil and gas activities, but also includes revenues from utility services.

Current Quarter compared to Prior Year Quarter
Operating Revenues. Operating revenues were $5.8 million higher in the three months ended March 31, 2020 (the “Current Quarter”) compared to the three months ended March 31, 2019 (the “Prior Year Quarter”).
Operating revenues from U.S. oil and gas operations were $4.6 million higher in the Current Quarter. Operating revenues from medium, light twin, and heavy helicopters were $2.7 million, $1.5 million, and $0.9 million higher, respectively, primarily due to higher utilization. These increases were partially offset by lower revenues from single engine helicopters of $0.2 million primarily due to lower utilization. Miscellaneous revenues were $0.3 million lower.
Operating revenues from international oil and gas operations were $0.3 million lower in the Current Quarter. Operating revenues in Brazil were $1.6 million lower primarily due to the weakening of the Brazilian real relative to the U.S. dollar and lower average rates. These decreases were partially offset by a $1.2 million increase in revenues from Suriname primarily due to the commencement of a new contract subsequent to the Prior Year Quarter.
Revenues from dry-leasing activities were $0.4 million lower in the Current Quarter primarily due to the end of contracts subsequent to the Prior Year Quarter.
Operating revenues from emergency response services were $1.9 million higher in the Current Quarter primarily due to the commencement of a new contract subsequent to the Prior Year Quarter.
Operating Expenses. Operating expenses were $1.8 million higher in the Current Quarter. Personnel costs were $1.9 million higher primarily due to increased headcount and activity in the Current Quarter. Other operating expenses were $1.4 million higher primarily due to increased property tax expense and other expenses related to activity in Suriname. Insurance expense was $0.4 million higher due to increased premiums. These increases were partially offset by lower repairs and maintenance costs of $1.6 million primarily due to the timing of repairs of $2.3 million, partially offset by an increase in power-by-the-hour (“PBH”) expense of $0.7 million. Fuel expense was $0.3 million lower primarily due to lower average fuel prices.
Administrative and General. Administrative and general expenses were $3.9 million higher in the Current Quarter primarily due to increased professional services fees and other costs related to the pending merger with Bristow.
Operating Loss. Operating loss as a percentage of revenues was 7% in the Current Quarter compared to 8% in the Prior Year Quarter.
Foreign Currency Losses, net. Foreign currency losses were $1.6 million higher in the Current Quarter primarily due to the weakening of the Brazilian real relative to the U.S. dollar.
Income Tax Benefit. Income tax benefit was $0.8 million lower in the Current Quarter primarily due to lower tax adjusted pre-tax losses.
Equity Earnings (loss), net of tax. The Company had no equity earnings to recognize in the Current Quarter. Equity losses of $1.0 million in the Prior Year Quarter related to the Company’s Dart Holding Company Ltd. (“Dart”) joint venture that has been subsequently sold.
Fleet Count
The following shows details of our helicopter fleet as of March 31, 2020. We own and control all 102 of our helicopters.

	Helicopters	Max. Pass.(1)	Cruise Speed (mph)	Approx. Range (miles)	Average Age (years)
Heavy:
S92	4	19	175	620	4
H225	1	19	162	582	12
AW189	4	16	173	490	4
	9

Medium:
AW139	36	12	173	426	10
S76 C+/C++	5	12	161	348	13
B212	3	11	115	299	38
	44

Light—twin engine:
A109	6	7	161	405	13
EC135	10	7	138	288	10
BO105	3	4	138	276	31
	19

Light—single engine:
A119	13	7	161	270	13
AS350	17	5	138	361	22
	30
Total Fleet	102				14
____________________

(1)	In typical configuration for our operations.
Liquidity and Capital Resources
General
Our ongoing liquidity requirements arise primarily from working capital needs, meeting our capital commitments (including the purchase of helicopters and other equipment) and the repayment of debt obligations. In addition, we may use our liquidity to fund acquisitions, repurchase shares or debt securities or make other investments. Our primary sources of liquidity are cash balances and cash flows from operations and, from time to time, we may obtain additional liquidity through the issuance of equity or debt or other financing options or through asset sales.
Summary of Cash Flows

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$(2,132)	$2,635
Investing activities	(345)	(3,874)
Financing activities	(977)	43
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(394)	55
Net decrease in cash, cash equivalents and restricted cash	$(3,848)	$(1,141)

Operating Activities
Cash flows provided by (used in) operating activities decreased by $4.8 million in the Current Quarter compared to the Prior Year Quarter. The components of cash flows provided by (used in) operating activities during the Current Quarter and Prior Year Quarter were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating income before depreciation and gains (losses) on asset dispositions, net	$5,805	$5,722
Changes in operating assets and liabilities before interest and income taxes	(6,587)	(4,160)
Interest paid, net of capitalized interest	(332)	(353)
Interest received	637	595
Income taxes paid	(2,300)	(14)
Other	645	845
Total cash flows provided by (used in) operating activities	$(2,132)	$2,635
Operating income before depreciation and gains on asset dispositions, net was $0.1 million higher in the Current Quarter compared to the Prior Year Quarter primarily due to to higher utilization of helicopters in oil and gas operations in the Current Quarter.
During the Current Quarter, changes in operating assets and liabilities before interest and income taxes used cash flows of $6.6 million primarily due to an increase in receivables and a decrease in payables. During the Prior Year Quarter, changes in operating assets and liabilities before interest and income taxes used cash flows of $4.2 million primarily due to a decrease in payables.
Income taxes paid in the Current Quarter were $2.3 million higher.
Investing Activities
During the Current Quarter, net cash used in investing activities was $0.3 million primarily as follows:

•	Capital expenditures were $0.4 million, which consisted primarily of helicopter spare parts.

•	Net principal payments received from third parties were $0.1 million.
During the Prior Year Quarter, net cash used in investing activities was $3.9 million primarily as follows:

•	Net principal payments received from equity investees and third parties were $2.4 million.

•	Capital expenditures were $1.3 million, which consisted primarily of helicopter spare parts, and leasehold improvements.

•	Purchase of investments was $5.0 million.
Financing Activities
During the Current Quarter, net cash used in financing activities was $1.0 million primarily as follows:

•	Purchases of treasury shares were $0.6 million.

•	Principal payments on long-term debt were $0.4 million.
During the Prior Year Quarter, net cash provided by financing activities was less than $0.1 million primarily as follows:

•	Proceeds from share award plans were $0.6 million.

•	Principal payments on long-term debt were $0.5 million.

Unfunded Capital Commitments
As of March 31, 2020, we had unfunded capital commitments of $79.6 million, consisting primarily of agreements to purchase helicopters, including three AW189 heavy helicopters and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered in 2021. Delivery dates for the AW169 helicopters have yet to be determined. These commitments are payable beginning in 2020 through 2021, and all of the commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability to us other than aggregate liquidated damages of $2.1 million. In addition, we had outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery in 2021 and 2022.
If we do not exercise our rights to cancel these capital commitments, we expect to finance the remaining acquisition costs for these helicopters through a combination of cash on hand, cash provided by operating activities, asset sales and financing options.
Short and Long-Term Liquidity Requirements
We anticipate that we will generate positive cash flows from operating activities and that these cash flows will be adequate to meet our working capital requirements. To support our capital expenditure program and/or other liquidity requirements, we may use any combination of operating cash flow, cash balances or proceeds from sales of assets, issue debt or equity, or other financing options.
Our availability of long-term liquidity is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, debt service, capital expenditures and a reasonable return on investment. While the COVID-19 pandemic, in general, and the related decrease in oil and natural gas prices, more specifically, have not had a material impact on our liquidity, a sustained environment of depressed oil and natural gas prices could affect capital spending for offshore oil and gas exploration, drilling and production, which in turn could affect our business and liquidity.  As of March 31, 2020, we had $113.5 million in cash on hand and $124.3 million of remaining availability under our amended and restated senior secured revolving credit facility (the “Facility”).  Borrowings under the Facility are subject to pro forma compliance with a senior secured leverage ratio, as defined in the Facility, which was 0.3x at quarter end compared to the covenant requirement of not more than 3.25x, and an interest coverage ratio, which  was 3.2x for the last twelve months ended March 31, 2020 compared to the covenant requirement of not less than 1.75x.
We have not participated in any government grants or relief programs and believe we have enough liquidity to weather the current COVID-19 crisis, while continuing to fulfill our debt obligations. Management will continue to closely monitor our liquidity, the credit markets and oil and gas prices.
Off-Balance Sheet Arrangements
On occasion, we and our partners will guarantee certain obligations on behalf of our subsidiaries and affiliates. As of March 31, 2020, we had no such guarantees in place. As of March 31, 2020, we had standby letters of credit totaling $0.7 million.
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
The aggregate amount at issue for the Tax Disputes is $10.9 million. The Municipal Tax Disputes are the largest contributor to the total amount being sought from Aeróleo, with approximately $8.3 million at issue.
In addition to the foregoing Tax Disputes (and unrelated thereto), Aeróleo is engaged in two additional civil litigation matters relating to: (i) a dispute with its former tax consultant who has alleged that $0.7 million is due and payable as a contingency fee related to execution of certain tax strategies; and (ii) a fatal accident that occurred in 1983 and was previously settled with the plaintiffs’ in the U.S. (the “Civil Disputes”). With respect to the fatal accident, the plaintiffs are seeking to collect additional amounts in Brazil despite the previous settlement agreed upon by the parties in the U.S.
We continue to evaluate and assess various legal strategies for each of the Tax Disputes and the Civil Disputes. As is customary for certain legal matters in Brazil, Aeróleo has already deposited amounts as security into an escrow account to pursue further legal appeals in several of the Tax Disputes and the Civil Disputes. As of March 31, 2020, we have deposited $3.9 million into escrow accounts controlled by the court with respect to the Tax Disputes and the Civil Disputes, and we have fully reserved such amounts subject to final determination and the judicial release of such escrow deposits. These estimates are based on our assessment of the nature of these matters, their progress toward resolution, the advice of legal counsel and outside experts as well as management’s intentions and experience. Aeróleo plans to defend the cases vigorously. As of March 31, 2020, it is not possible to determine the outcome of the Tax Disputes or the Civil Disputes, but we do not expect that an outcome would have a material adverse effect on our business, financial position or results of operations.
For additional information about our contractual obligations and commercial commitments, refer to “Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments” contained in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes since such date.
Critical Accounting Policies
The preparation of our financial statements is in conformity with U.S. generally accepted accounting principles (“GAAP”). In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, whereas, in other circumstances, GAAP requires us to make estimates, judgments and assumptions that we believe are reasonable based upon information available. We base our estimates and judgments on historical experience, professional advice and various other sources that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. In addition to the policies discussed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019, the following involves a high degree of judgment and complexity.
Current expected Credit Losses (CECL). All of our trade receivables are assessed as a single pool of assets due to their short-term nature and risk characteristics. Based on a periodic analysis of quantitative and qualitative information on historic customer payment trends, customer credit ratings and foreseeable economic conditions we determine if additional reserve amounts are necessary against the trade receivables asset pool, by customer, on case by case basis.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For additional information about our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2019. There has been no material change in our exposure to market risk during the Current Quarter, except as described below.
As of March 31, 2020, we had non-U.S. dollar denominated capital purchase commitments of €72.3 million ($79.6 million). An adverse change of 10% in the underlying foreign currency exchange rate would increase the U.S. dollar equivalent of the non-hedged purchase commitments by $8.0 million. As of March 31, 2020, our Brazilian subsidiary maintained a non-U.S. dollar denominated working capital balance of R$36.9 million ($7.1 million). An adverse change of 10% in the underlying foreign currency exchange rate would reduce our working capital balance by $0.6 million.

ITEM 4.	CONTROLS AND PROCEDURES

With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020. Based on their evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Material Weaknesses in Internal Control Over Financial Reporting
None.
Changes in Internal Controls Over Financial Reporting
During the three months ended March 31, 2020, there were no changes in our internal control over financial reporting.
PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
None.

ITEM 1A.     RISK FACTORS
For a detailed discussion of our risk factors, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. Additional risk factors are described below.
The coronavirus (COVID-19) pandemic and supply decisions by Saudi Arabia and Russia have resulted in a decrease in the price of and demand for oil, which has caused, and may continue to cause, a decrease in the demand for the Company’s services.
Beginning in February 2020, oil prices experienced record declines and are currently at record low levels in response to dramatic supply and demand uncertainty caused by (i) COVID-19, which has significantly reduced global and national economic activity, resulting in a significant decline in the price of and demand for oil and (ii) supply decisions principally by Russia and Saudi Arabia resulting in failure to agree on terms to maintain production limits and the ensuing influx of additional oil to an already oversupplied market. On January 23, 2020, the date the Merger Agreement was executed, Brent crude oil prices closed at a price of $62.04 per barrel. As of April 20, 2020, the NYMEX WTI oil futures price for May 2020 was -$37.63 per barrel. While OPEC+ reached an agreement to limit production, oil prices did not significantly recover as a result of the agreement. As of May 2020, Brent crude oil prices closed at a price of $27.20 per barrel.  To the extent that the outbreak of COVID-19 continues to negatively impact demand and OPEC members and other oil exporting nations fail to implement additional production cuts or other actions that are sufficient to support and stabilize commodity prices, we expect there to be excess supply of oil and natural gas for a sustained period. This excess supply could, in turn, result in transportation and storage capacity constraints in the United States, or even the elimination of available storage. As a result, we cannot anticipate whether or when oil prices will return to normalized levels, and oil prices could remain at current levels or decline further for an extended period of time.
The Company provides many services, the demand for which is highly correlated to the price of oil and natural gas, as such prices drive capital spending decisions by both major and independent oil and gas exploration, development and production companies.  While the Company has not seen a significant decline in demand for its services to date, as a result of the decrease in the price of oil, the Company may see customers’ demand for its services decrease, and if the price of oil remains low or decreases below its current averages, demand for the Company’s services (including after the Merger) could further decrease and the decrease could be significant.
In addition, the pandemic may affect the health of the Company’s workforce, and international, national and local government interventions enacted to reduce the spread of COVID-19 may render the Company’s employees unable to work or travel. Although the Company’s workforce is largely considered to be “essential” under guidance issued by the U.S. Cybersecurity and Infrastructure Security Agency, if the COVID-19 pandemic were to impact a location where the Company (or any of its key suppliers) have a high concentration of business and resources, their local workforces could be affected by the outbreak, which could also significantly disrupt their operations and decrease their ability to provide helicopter services and equipment to their customers. For instance, if an outbreak occurs among the Company’s pilots, technicians or other employees who must be present at operating bases, it is highly unlikely that the Company, before or after the Merger, will be able to find replacements while the affected employees are out.
The duration and severity of the business disruption and related financial impact from the COVID-19 pandemic cannot be reasonably estimated at this time. If the impact of the COVID-19 pandemic continues for an extended period of time, it could materially adversely affect the demand for the Company’s helicopter services and equipment or its ability to provides services, either of which could have a material adverse effect on the Company’s business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the three months ended March 31, 2020:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	—	$—	—	$15,298,578
February 1, 2020 - February 29, 2020	—	$—	—	$15,298,578
March 1, 2020 - March 31, 2020(1)	83,456	$6.78	—	$15,298,578
____________________
(1) Shares purchased in connection with the surrender of shares by employees to satisfy certain tax withholding obligations. These repurchases are not a part of our publicly announced plan and do not affect our Board-approved share repurchase program.

On January 23, 2020, the 2014 Board authorized repurchase program was suspended in connection with the entry into the merger agreement with Bristow. The board has authorized a special stock repurchase program that would allow for the purchase of up to $10 million of its common stock from time to time and subject to market conditions on the open market or in privately negotiated transactions. In April 2020, Era Group repurchased 230,889 shares of common stock in open market transactions for gross consideration of $1.0 million, which is an average cost per share of $4.14. As of May 1, 2020, $9.0 million remained of the $10.0 million share repurchase program.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

2.1 *
Agreement and Plan of Merger, dated as of January 23, 2020, by and among Era Group Inc., Ruby Redux Merger Sub, Inc. and Bristow Group Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Era Group Inc. on January 24, 2020)

2.2 *
Amendment No.1, dated as of April 22, 2020, to the Agreement and Plan of Merger, dated as of January 23, 2020, by and among Era Group Inc., Ruby Redux Merger Sub, Inc. and Bristow Group Inc. (incorporated herein by reference to Exhibit 2.2 of Era’s Amendment No.1 to Registration Statement on Form S-4 filed with the SEC on April 22, 2020, as amended (File No. 333-237557))

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

* Previously filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Era Group Inc. (Registrant)

DATE:	May 5, 2020	By:	/s/ Jennifer D. Whalen
Jennifer D. Whalen, Senior Vice President, Chief Financial Officer