Form 10-Q
period 2020-06-30
Bristow Group Inc.
filed 2020-08-07
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	001-35701
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware		72-1455213
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

3151 Briarpark Drive, Suite 700
Houston,	Texas	77042
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s telephone number, including area code:
(713) 267-7600

Era Group Inc.
945 Bunker Hill Rd., Suite 650
Houston,	Texas	77024
Former Fiscal Year:	December 31
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	VTOL	NYSE
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☑	☐	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
The total number of shares of common stock, par value $0.01 per share, outstanding as of August 3, 2020 was 30,279,955. The Registrant has no other class of common stock outstanding.

BRISTOW GROUP INC.

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements.
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Successor	Predecessor
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Revenue:
Operating revenue from non-affiliates	$246,549	$304,130
Operating revenue from affiliates	14,959	12,446
Reimbursable revenue from non-affiliates	8,685	16,600
Total revenues	270,193	333,176
Costs and expenses:
Operating expense	190,436	257,759
Reimbursable expense	8,648	16,134
Prepetition restructuring charges	—	13,476
General and administrative	52,943	34,770
Depreciation and amortization	16,356	31,339
Total costs and expenses	268,383	353,478

Loss on impairment	(19,233)	—
Gain (loss) on asset dispositions	5,522	(3,787)
Earnings from unconsolidated affiliates, net of losses	(1,978)	2,347
Operating loss	(13,879)	(21,742)

Interest income	262	387
Interest expense	(12,504)	(26,708)
Reorganization items	—	(76,356)
Loss on sale of subsidiaries	—	(56,303)
Change in fair value of preferred stock derivative liability	15,416	—
Gain on bargain purchase	75,433	—
Other income (expense), net	3,386	(3,873)
Total other income (expense)	81,993	(162,853)
Income (loss) before benefit (provision) for income taxes	68,114	(184,595)
Benefit for income taxes	3,290	15,507
Net income (loss)	71,404	(169,088)
Net (income) loss attributable to noncontrolling interests	73	(158)
Net income (loss) attributable to Bristow Group Inc.	$71,477	$(169,246)

Income (loss) per common share:
Basic	$18.41	$(4.71)
Diluted	$5.16	$(4.71)

Weighted average common shares outstanding (1):
Basic	11,102,611	35,918,916
Diluted	38,988,528	35,918,916
(1) See Note 13 to the condensed consolidated financial statements for details on Weighted average common shares outstanding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Successor	Predecessor
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Net income (loss)	$71,404	$(169,088)
Other comprehensive income (loss):
Currency translation adjustments	3,146	16,899
Unrealized gain (loss) on cash flow hedges, net of tax benefit	(881)	474
Currency translation adjustments attributable to noncontrolling interests	13	(11)
Total comprehensive income (loss)	73,682	(151,726)

Net (income) loss attributable to noncontrolling interests	73	(158)
Total comprehensive income (loss) attributable to Bristow Group Inc.	$73,755	$(151,884)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	Successor
	June 30, 2020	March 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$259,922	$196,662
Restricted cash	3,493	2,459
Accounts receivable from non-affiliates	215,210	166,038
Accounts receivable from affiliates	8,488	14,645
Inventories	110,086	82,419
Assets held for sale	33,523	32,401
Prepaid expenses and other current assets	30,366	29,527
Total current assets	661,088	524,151
Investment in unconsolidated affiliates	89,175	110,058
Property and equipment – at cost:
Land and buildings	178,246	160,069
Aircraft and equipment	920,861	741,245
	1,099,107	901,314
Less – Accumulated depreciation and amortization	(39,024)	(24,560)
	1,060,083	876,754
Right-of-use assets	297,072	305,962
Other assets	144,373	128,336
Total assets	$2,251,791	$1,945,261
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$61,983	$52,110
Accrued wages, benefits and related taxes	48,252	42,852
Income taxes payable	14,537	1,743
Other accrued taxes	6,982	4,583
Deferred revenue	33,329	12,053
Accrued maintenance and repairs	25,632	31,072
Accrued interest	943	832
Current portion of operating lease liabilities	81,953	81,484
Other accrued liabilities	21,074	25,510
Short-term borrowings and current maturities of long-term debt	63,541	45,739
Total current liabilities	358,226	297,978
Long-term debt, less current maturities	582,264	515,385
Accrued pension liabilities	13,145	17,855
Preferred stock embedded derivative	—	286,182
Other liabilities and deferred credits	6,051	4,490
Deferred taxes	48,800	22,775
Long-term operating lease liabilities	214,125	224,595
Commitments and contingencies (Note 10)
Mezzanine equity preferred stock: $.0001 par value, 6,824,582 issued and outstanding as of March 31, 2020 (1)	—	149,785
Stockholders’ investment:
Common stock, $0.01 par value, 110,000,000 authorized; 30,288,972 and 11,235,535 outstanding as of June 30 2020 and March 31, 2020, respectively (1)	303	1
Additional paid-in capital	680,987	295,897
Retained earnings	354,582	139,228
Accumulated other comprehensive loss	(6,363)	(8,641)
Total Bristow Group Inc. stockholders’ investment	1,029,509	426,485
Noncontrolling interests	(329)	(269)
Total stockholders’ investment	1,029,180	426,216
Total liabilities, mezzanine equity and stockholders’ investment	$2,251,791	$1,945,261
(1) Share information displayed as of March 31, 2020 does not take into account the impact of the 3:1 reverse stock split or the Merger.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Successor	Predecessor
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019

Cash flows from operating activities:
Net income (loss)	$71,404	$(169,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,493	31,339
Deferred income taxes	(6,382)	(19,115)
Loss from extinguishment of debt	615	—
Write-off of deferred financing fees	—	2,625
Discount amortization on long-term debt	3,619	850
Reorganization items, net	—	60,853
(Gain) loss on disposal of assets	(5,522)	3,787
Loss on impairment	19,233	—
Loss on sale of subsidiaries	—	56,303
Deferral of lease payments	—	285
Gain on bargain purchase	(75,433)	—
Change in fair value of preferred stock derivative liability	(15,416)	—
Stock-based compensation	5,185	824
Equity in earnings from unconsolidated affiliates less than (greater than) dividends received	3,632	(697)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	10,465	(19,856)
Inventory, prepaid expenses and other assets	(12,502)	(3,752)
Accounts payable, accrued expenses and other liabilities	(27,257)	18,880
Net cash used in operating activities	(6,866)	(36,762)
Cash flows from investing activities:
Capital expenditures	(2,849)	(7,439)
Proceeds from asset dispositions	11,665	3,204
Deposits on assets held for sale	20,000	—
Cash transferred in sale of subsidiaries, net of cash received	—	(22,878)
Increase in cash from Era merger	120,236	—
Net cash provided by (used in) investing activities	149,052	(27,113)
Cash flows from financing activities:
Proceeds from borrowings	—	75,585
Debt issuance costs	—	(10,016)
Repayment of debt and debt redemption premiums	(73,387)	(5,821)
Share repurchases	(4,807)	—
Net cash provided by (used in) financing activities	(78,194)	59,748
Effect of exchange rate changes on cash, cash equivalents and restricted cash	302	1,840
Net increase (decrease) in cash, cash equivalents and restricted cash	64,294	(2,287)
Cash, cash equivalents and restricted cash at beginning of period	199,121	178,055
Cash, cash equivalents and restricted cash at end of period	$263,415	$175,768
Cash paid during the period for:
Interest	$8,372	$9,939
Income taxes	$2,308	$4,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Investment and Mezzanine Equity
(Unaudited)
(In thousands, except share amounts)

		Total Bristow Group Inc. Stockholders’ Investment
	Mezzanine equity preferred stock	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2020 (Successor)	$149,785	$1	11,235,566	$295,897	$139,228	$(8,641)	$(269)	$426,216
Share repurchases	(2,151)	—	(142,721)	—	1,263	—	—	1,263
Preferred stock share conversion	(146,448)	4	34,836,688	270,678	142,614	—	—	413,296
Elimination of Old Bristow stock	—	(5)	(45,929,533)	5	—	—	—	—
Exchange of common stock	—	231	23,027,010	(231)	—	—	—	—
Era purchase price	—	72	7,175,029	108,268	—	—	—	108,340
Preferred stock compensation activity and conversion	(1,186)	—	—	6,370	—	—	—	6,370
Restricted stock awards	—	—	129,158	—	—	—	—	—
Purchase of Company common stock (tax withholding)	—	—	(42,225)	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	—	13	13
Net income (loss)	—	—	—	—	71,477	—	(73)	71,404
Other comprehensive income	—	—	—	—	—	2,278	—	2,278
June 30, 2020 (Successor)	$—	$303	30,288,972	$680,987	$354,582	$(6,363)	$(329)	$1,029,180

	Total Bristow Group Inc. Stockholders’ Investment
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2019 (Predecessor)	$386	35,918,916	$862,020	$455,598	$(327,989)	$(184,796)	$7,148	$812,367
Issuance of common stock	—	—	824	—	—	—	—	824
Sale of subsidiaries	—	—	—	—	—	—	(5,612)	(5,612)
Currency translation adjustments	—	—	—	—	—	—	(11)	(11)
Net income (loss)	—	—	—	(169,246)	—	—	158	(169,088)
Other comprehensive income	—	—	—	—	17,362	—	—	17,362
June 30, 2019 (Predecessor)	$386	35,918,916	$862,844	$286,352	$(310,627)	$(184,796)	$1,683	$655,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — BASIS OF PRESENTATION, CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The condensed consolidated financial statements include the accounts of Bristow Group Inc. and its consolidated entities.On January 23, 2020, Era Group Inc. (“Era”), Ruby Redux Merger Sub, Inc., a wholly owned subsidiary of Era (“Merger Sub”) and Bristow Group Inc. (“Old Bristow”) entered into an Agreement and Plan of Merger, as amended on April 22, 2020 (the “Merger Agreement”).   On June 11, 2020, the merger (the “Merger”) contemplated by the Merger Agreement was consummated and Merger Sub merged with and into Old Bristow, with Old Bristow continuing as the surviving corporation and as a direct wholly owned subsidiary of Era (the “Merger”). Following the Merger, Era changed its name to Bristow Group Inc. and Old Bristow changed its name to Bristow Holdings U.S. Inc. Unless the context otherwise indicates, in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to:

•	the “Company”, “Combined Company,” “Bristow”, “we”, “us” and “our” refer to the entity currently known as Bristow Group Inc. and formerly known as Era Group Inc., together with its subsidiaries;

•	“Old Bristow” refers to the entity formerly known as Bristow Group Inc. and now known as Bristow Holdings U.S. Inc., together with its subsidiaries; and

•	“Era” refers to Era Group Inc. (currently known as Bristow Group Inc., the parent of the combined company) and its subsidiaries prior to consummation of the Merger.
Pursuant to generally accepted accounting principles in the U.S. (“GAAP”), the Merger was accounted for as an acquisition by Old Bristow of Era even though Era was the legal acquirer and remained the ultimate parent of the combined company. As a result, upon the closing of the Merger, Old Bristow’s historical financial statements replaced Era’s historical financial statements for all periods prior to the completion of the  Merger, and the financial condition, results of operations, comprehensive income and cash flows of Era have been included in those financial statements since June 12, 2020. Any reference to comparative period disclosures in the Quarterly Report on Form 10Q refers to Old Bristow.
Effective upon the closing of the Merger, the Company changed its fiscal year-end from December 31 to March 31, to correspond with Old Bristow’s fiscal year-end. The Company’s fiscal year ends March 31, and fiscal years are referenced based on the end of such period. Therefore, the fiscal year ending March 31, 2021 is referred to as “fiscal year 2021”.
The condensed consolidated financial information for the three months ended June 30, 2020 (Successor) and 2019 (Predecessor) has been prepared by the Company and has not been audited by its independent registered public accounting firm; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the condensed consolidated balance sheet, the condensed consolidated statements of operations and comprehensive loss, the condensed consolidated statements of cash flows and the condensed consolidated statements of changes in stockholders’ investment and mezzanine equity.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP in the United States (“U.S.”) have been condensed or omitted from that which would appear in the annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Current Report on Form 8-K for the fiscal year ended March 31, 2020 (the “fiscal year 2020 Financial Statements”) filed with the Securities and Exchange Commission (the “SEC”) on June 6, 2020, referred to hereafter as the “ Financial Statement Form 8-K”. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the entire fiscal year.
Coronavirus Update
The outbreak of the disease caused by the novel coronavirus (“COVID-19”) caused a significant decrease in oil and natural gas prices resulting from demand weakness and over supply and also caused significant disruptions and volatility in the global marketplace in the first half of calendar year 2020.  These conditions are expected to continue for at least the near future. The depressed oil and natural gas price environment was initially exacerbated by decisions by large oil producing countries that have now been altered, but the resolution has not led to a meaningful increase in oil and gas prices which remain below historic averages. For additional information, see Part II Item 1A “Risk Factors” and the “Recent Developments” section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Emergence from Voluntary Reorganization under Chapter 11
On May 11, 2019 (the “Petition Date”), Old Bristow and certain of its subsidiaries (collectively the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”). The Debtors’ Chapter 11 Cases were jointly administered under the caption In re: Bristow Group Inc., et al., Main Case No. 19-32713. During the pendency of the Chapter 11 Cases, the Debtors continued to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On August 1, 2019, the Debtors filed with the Bankruptcy Court their Joint Chapter 11 Plan of Reorganization and on August 20, 2019, the Debtors filed their Amended Joint Chapter 11 Plan of Reorganization (as further modified on August 22, 2019, the “Amended Plan”) and the related Disclosure Statement (as further modified on August 22, 2019, the “Amended Disclosure Statement”). On October 8, 2019, the Bankruptcy Court entered an order approving the Amended Disclosure Statement and confirming the Amended Plan. The effective date of the Amended Plan (the “Effective Date”) occurred on October 31, 2019 at which point the Debtors emerged from the Chapter 11 Cases.
Upon Old Bristow’s emergence from bankruptcy, Old Bristow adopted fresh-start accounting in accordance with provisions of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) No. 852, “Reorganizations” (“ASC 852”), which resulted in Old Bristow becoming a new entity for financial reporting purposes on the Effective Date. Upon the adoption of fresh-start accounting, the Company’s assets and liabilities were recorded at their fair values as of the fresh-start reporting date, October 31, 2019. As a result of the adoption of fresh-start accounting, Old Bristow’s consolidated financial statements subsequent to October 31, 2019 may not be comparable to the consolidated financial statements prior to October 31, 2019. In this Quarterly Report on Form 10-Q, references to:

•	“Predecessor” refer to Old Bristow on and prior to October 31, 2019; and

•
“Successor” refer to the reorganized Old Bristow on and after November 1, 2019 until completion of the Merger and after Completion of the Merger refer to the Combined Company after completion of the Merger.

Basis of Consolidation
The consolidated financial statements include the accounts of Bristow Group Inc., its wholly and majority-owned subsidiaries and entities that meet the criteria of variable interest entities (“VIEs”) of which the Company is the primary beneficiary. All significant inter-company accounts and transactions are eliminated in consolidation.
Business Combinations
The Company recognizes and measures, with certain exceptions, the fair value of assets acquired, liabilities assumed, and non-controlling interests when the acquisition constitutes a change in control of the acquired entity. Shares issued in consideration for a business combination, contingent consideration arrangements and pre-acquisition loss and gain contingencies are all measured and recorded at their acquisition-date fair value. Subsequent changes to fair value of contingent consideration arrangements are generally reflected in earnings. The operating results of entities acquired are included in the accompanying consolidated statements of operations from the date of acquisition. For material acquisitions, the Company typically engages independent appraisers to assist with the determination of the fair value of assets acquired, liabilities assumed, noncontrolling interest, if any, and goodwill or gain on bargain purchase, based on recognized business valuation methodologies. If the initial accounting for the business combination has not concluded by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. The Company may record any material adjustments to the initial estimate based on new information obtained that would have existed as of the date of the acquisition within a year of the acquisition date.
As noted above, on June 11, 2020, the combination of Old Bristow with Era was successfully completed, in an all-stock transaction with Era having issued shares of combined Company Common Stock to Old Bristow’s stockholders. The transaction was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). See Note 2 to the condensed consolidated financial statements for further details on the Merger.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Restricted Cash
As of June 30, 2020 (Successor), restricted cash consisted of $0.8 million reserved for post-bankruptcy emergence related payments and $2.7 million related to Norwegian payroll withholding taxes.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands).

	Successor
	June 30, 2020	March 31, 2020

Reconciliation of cash, cash equivalents and restricted cash as shown in the statements of cash flows:
Cash and cash equivalents	$259,922	$196,662
Restricted cash	3,493	2,459
Total cash, cash equivalents and restricted cash	$263,415	$199,121

Current Expected Credit Losses (“CECL”)
Customers are primarily international, independent and major integrated exploration, development and production companies, third party helicopter operators and government agencies. The Company designates trade receivables as a single pool of assets based on their short-term nature, similar customer base and risk characteristics. Customers are typically granted credit on a short-term basis, and related credit risks are considered minimal. The Company conducts periodic quantitative and qualitative analysis on historic customer payment trends, customer credit ratings and foreseeable economic conditions. Historically, losses on trade receivables have been immaterial and uncorrelated to each other. Based on these circumstances, the Company decides if additional reserve amounts are needed against the trade receivables asset pool on a case by case basis. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted. As of June 30, 2020 (Successor), the Company did not reserve any additional amounts for CECL.
As of June 30 and March 31, 2020 (Successor), the allowance for doubtful accounts for non-affiliates was $0.4 million and $0.4 million, respectively, and primarily related to a customer in the U.S. Gulf of Mexico. There were no allowances for doubtful accounts related to accounts receivable due from affiliates as of June 30 and March 31, 2020 (Successor).
Prepaid Expenses and Other Current Assets
As of March 31, 2019 (Predecessor), prepaid expenses and other current assets included the short-term portion of contract acquisition and pre-operating costs totaling $9.8 million related to the search and rescue (“SAR”) contracts in the U.K. and two customer contracts in Norway, which were recoverable under the contracts and will be expensed over the terms of the contracts. Old Bristow recorded expenses of $2.4 million for the three months ended June 30, 2019 (Predecessor) related to these contracts. In connection with Old Bristow’s emergence from bankruptcy and the application of ASC 852, the short-term portion of contract acquisition and pre-operating costs was adjusted by $8.8 million to its fair value of zero at the Effective Date.
Leases
The Company determines if an arrangement is a lease at inception or during modification or renewal of an existing lease. Operating leases are maintained for a number of fixed assets including aircraft, land, hangars, buildings, fuel tanks and tower sites. The right-of-use (“ROU”) assets associated with these leases are reflected under long-term assets; the current portion of the long-term payables are reflected within current liabilities; and the payables on lease agreements due after one year are recorded under long-term liabilities on the Company’s condensed consolidated balance sheets. For those contracts with terms of twelve months or less, the lease expense is recognized on a straight-line basis over the lease term and recorded in operating expenses on the statements of operations.  As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate based on the information available at commencement date is used to determine the present value of future payments. Most of the Company’s lease agreements allow the option of renewal or extension, which are contemplated when determining the lease term. When it is reasonably certain that a lease will be extended, this is incorporated into the calculations.
Other Assets
Intangible assets with finite useful lives are amortized over their estimated useful lives to their estimated residual values. The residual value of an intangible asset is generally assumed to be zero, with certain limited exceptions. Finite lived intangible assets are reviewed for recoverability when indicators of impairment are present. Indicators of impairment for finite lived intangible assets are the same as those for impairment of long-lived assets. For finite lived intangible assets, an impairment loss is recognized if the carrying amount of the asset exceeds the undiscounted cash flows projected to be generated by the asset. If the finite lived

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

intangible asset is impaired, then the amount of the impairment is calculated as the excess of the asset’s carrying amount over its fair value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset will be its new accounting basis. After adjusting the carrying amount for impairment loss, the Company’s policy requires the reevaluation of the useful life of that asset.
Intangible assets by type were as follows (in thousands, except for years):

	Successor
	U.K. SAR customer contract	PBH	Total

	Gross Carrying Amount
March 31, 2020	$55,706	$74,321	$130,027
Additions (1)	—	13,936	$13,936
Foreign currency translation	(171)	(169)	$(340)
June 30, 2020	$55,535	$88,088	$143,623

	Accumulated Amortization
March 31, 2020	$(3,251)	$(15,503)	$(18,754)
Amortization expense	(1,880)	(5,136)	(7,016)
June 30, 2020	$(5,131)	$(20,639)	$(25,770)

Weighted average remaining contractual life, in years	6.8	11.9	9.3

_____________

(1)
In connection with the Merger, the Company recognized $13.9 million of additional intangible assets related to power-by-the-hour (“PBH”) contracts. The amortization expense for the PBH contracts is recorded as maintenance expense and is included in operating expense on the condensed consolidated financial statements.

Future amortization expense of intangible assets for each of the years ending March 31 (Successor) is as follows (in thousands):

2021	$20,182
2022	19,446
2023	18,961
2024	17,506
2025	17,381
Thereafter	24,377
Total future amortization	$117,853

The portion of future amortization expense that will be included in maintenance expense is $14.6 million for the remaining nine months ended March 31, 2021, $12.0 million for fiscal year 2022, $11.5 million for fiscal year 2023, $10.0 million for fiscal year 2024, $9.9 million for fiscal year 2025 and $9.4 million thereafter.
Property and Equipment
The Company periodically reviews useful lives and residual values for changes in circumstances that indicate a change in estimate may be required. Upon emergence from the Chapter 11 Cases, Old Bristow performed a review of useful lives and residual values. As a result of this review, certain changes were made to the useful lives and residual values of aircraft and related equipment. No material changes were made to non-aircraft property, plant and equipment useful lives and residual values. The previous policy stated that estimated useful lives of aircraft generally range from 5 to 15 years, and the residual value used in calculating depreciation of aircraft generally ranged from 30% to 50% of cost. The revised policy will generally utilize a 30 year useful life from the date of manufacture of an aircraft for used aircraft and the in-service date for new aircraft and a residual value range of 5% to 25% of cost. In certain circumstances, the useful lives of aircraft are limited by a 30,000 flight hour restriction on the airframe of an aircraft imposed by certain aircraft manufacturers. These changes in useful lives reflect the Company’s view of expected operating conditions and the economic environment, which suggest the Company will utilize its aircraft for longer than it has historically. The changes in residual values reflect the change made to useful lives and the current expectations of value to be recovered at the time of eventual disposal, based on historical sales data during the decline in the oil and gas industry.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company capitalizes betterments and improvements to its aircraft and depreciates such costs over the remaining useful lives of the aircraft. Betterments and improvements increase the life or utility of an aircraft.
The Company evaluates its asset groups for impairment whenever facts or circumstances indicate the carrying value of an asset group may not be recoverable.
Guarantors of Securities
In March 2020, the SEC amended Rule 3-10 and 3-16 of Regulation S-X, CFR 210.1-01 through 210.3-16, regarding financial disclosure requirements for debt securities issued in registered offerings involving subsidiaries of the registrant as either issuers or guarantors. This amended rule narrows the circumstances that require separate financial statements or summarized financial disclosures of issuers and subsidiary guarantors and simplifies the summarized disclosures required in lieu of those statements. Under the new rule, comparative period information is no longer required. As a result of this amended rule, the Company has included narrative disclosures in lieu of separate financial statements. The Company has early adopted this new rule and has elected to provide the simplified disclosure related to its 7.750% Senior Notes due 2022 within the MD&A.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASUs”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial position or results of operations.
Adopted
In June 2016, the FASB issued ASU No. 2016-13, 2019-04, “Measurement of Credit Losses on Financial Instruments” (ASU No. 2016-13), which sets forth the current expected credit loss model, a new forward-looking impairment model for certain financial instruments based on expected losses rather than incurred losses.  The ASU is effective for interim and annual periods beginning after December 15, 2019, and early adoption of the standard was permitted.  Entities were required to adopt ASU No. 2016-13 using a modified retrospective approach, subject to certain limited exceptions.  Upon evaluating the impact of this ASU, the Company concluded that no additional reserves were necessary as historical losses were immaterial, and, based on the qualitative and quantitative analysis performed in accordance with ASC 326 requirements, the Company determined there was no reasonable expectation of credit losses associated with the Company’s trade receivables in the foreseeable future. ASU No. 2016-13 was adopted effective April 1, 2020, and such adoption did not have a material impact on the condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurements” (Topic 820) modifying the disclosure requirements on fair value measurements. The amendment modifies, removes, and adds several disclosure requirements on fair value measurements in ASC 820, Fair Value Measurement. The amendment will be effective for the Company in fiscal year 2022, and early adoption is permitted. The Company has not yet adopted this accounting guidance and is currently evaluating the effect this accounting guidance will have on its disclosure requirements. This disclosure requirement was adopted effective April 1, 2020 prospectively, and such adoption did not have a material impact on its condensed consolidated financial statements.
In August 2018, the FASB modified ASU No. 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans” (Subtopic 715-20), for changes to disclosure requirements for employers that sponsor defined benefit pension plans. Certain disclosure requirements were removed and certain disclosure requirements were added. The amendment also clarifies disclosure requirements for projected benefit obligations and accumulated benefit obligations in excess of respective plan assets. The amendment is effective beginning in the Company’s fiscal year 2021 financial statements, and early adoption is permitted. This disclosure requirement was adopted effective April 1, 2020 by removing the weighted-average expected long-term rate of return on assets in this Quarterly Report. Annual disclosure requirements will be reflected in the Annual Report.
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software” (Subtopic
350-40), providing guidance that addresses the accounting for implementation costs associated with a hosted service. The guidance provides that implementation costs be evaluated for capitalization using the same criteria as that used for internal-use software development costs, with amortization expense being recorded in the same income statement expense line as the hosted service costs and over the expected term of the hosting arrangement. The amendment is effective beginning in fiscal year 2021 financial statements, and early adoption is permitted. The guidance will be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. This disclosure requirement was adopted effective April 1, 2020 prospectively, and such adoption did not have a material impact on its condensed consolidated financial statements.
In October 2018, the FASB amended ASU No. 2018-17, “Targeted Improvements to Related Party Guidance for Variable Interest Entities” (Topic 810), the guidance for determining whether a decision-making fee is a variable interest. The amendments

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

require organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in generally accepted accounting principles). Therefore, these amendments likely will result in more decision makers not consolidating VIEs. This amendment is effective beginning in the Company’s fiscal year 2021 financial statements, and early adoption is permitted. This disclosure requirement was adopted effective April 1, 2020, and such adoption did not have a material impact on the condensed consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-03, “Codification Improvements to Financial Instruments”, which makes improvements to financial instruments guidance. The standard is effective immediately for certain amendments and for fiscal years beginning after December 15, 2019. This accounting guidance was adopted effective April 1, 2020, and such adoption did not have a material impact on the condensed consolidated financial statements.
Not Yet Adopted
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes” (Topic 740), new guidance to simplify the accounting for income taxes, which eliminates certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. This ASU also includes guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The standard will be effective for the Company in fiscal year 2022 and early adoption is permitted. The Company is currently assessing the impact of ASU 2019-12 on its consolidated financial statements.
In January 2020, the FASB issued ASU No. 2020-01, “Investments-Equity Securities” Topic 321, “Investments-Equity Method and Joint Ventures” Topic 323 and “Derivatives and Hedging” Topic 815 (ASU No. 2020-01) as an update to ASU No. 2016-01 “Financial Instruments-Overall”, further clarifying certain interactions between the guidance to account for certain equity securities under Topic 321, 323 and 815, and improve current GAAP by reducing diversity in practice and increasing comparability of accounting. The standard will be effective for the Company in fiscal year 2022, and early adoption is permitted. The Company has not yet adopted this accounting guidance and is currently evaluating the effect this accounting guidance will have on its financial statements.
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform” (Topic 848). The guidance is intended to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This guidance is effective for the Company in fiscal year 2022. The Company has not yet adopted this accounting guidance and is currently evaluating the effect this accounting guidance will have on its financial statements.
Note 2 — BUSINESS COMBINATIONS
Era Group Inc.
On June 11, 2020, the Merger was completed. In the Merger, Old Bristow merged with and into Merger Sub, a subsidiary of Era, with Old Bristow remaining as the surviving company and as a subsidiary of Era, the ultimate parent of the Combined Company. Era is one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the U.S., primarily servicing offshore oil and gas production platforms, drilling rigs and other installations. The transaction was structured as an all-stock, reverse-triangular merger, whereby Era issued shares of common stock (“Combined Company Common Stock”) to Old Bristow stockholders, allowing it to qualify as a tax free reorganization for U.S. federal income tax purposes. Following the Merger, Era changed its name to Bristow Group Inc. and its common stock continued to trade on the NYSE under the new ticker symbol VTOL.
While Era was the legal acquirer in the Merger, Old Bristow was determined to be the accounting acquirer, based upon the terms of the Merger and other considerations including that: (i) immediately following completion of the Merger, Old Bristow stockholders owned approximately 77% of the outstanding shares of Combined Company Common Stock and pre-Merger holders of Era common stock (“Era Common Stockholders”) owned approximately 23% of the outstanding shares of Combined Company Common Stock and (ii) the board of directors of the Company consists of eight directors, including six Old Bristow designees. The Merger was accounted for under the acquisition method of accounting under ASC 805, Business Combinations.
Consistent with the guidelines of ASC 805, if the initial accounting for the business combination has not concluded by the end of the reporting period in which the acquisition occurs, an estimate may be recorded. The Company may record any material adjustments to the initial amounts recorded based on new information obtained that would have existed as of the date of the acquisition within a year of the acquisition date. The Company is continuing to analyze and assess relevant information in the following areas to determine the fair value of assets acquired and liabilities assumed as of the Merger date: certain legal and

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

contingency-related matters and aircraft and related contract assets. Due to the recent timing and complexity of the Merger, these amounts are provisional and subject to change as our fair value assessments are finalized. The final fair value determination could result in material adjustments to the values presented in the preliminary purchase price allocation table below. The Company will reflect any such adjustments in subsequent filings in accordance with this accounting standard.
The acquisition date fair value of the consideration transferred consisted of the following (in thousands):

Fair value of Combined Company Common Stock issued (1)	$106,440
Fair value of stock awards (2)	1,900
Total consideration transferred	$108,340
___________________

(1)	Represents the fair value of Combined Company Common Stock retained by Era Common Stockholders. based on the closing market price of Era shares on June 11, 2020, the acquisition date.

(2)	Represents the fair value of restricted share awards of Combined Company Common Stock held by Era employees that were accelerated upon consummation of the Merger.
The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition, June 11, 2020 (in thousands):

Assets acquired:
Cash and cash equivalents	$120,236
Accounts receivable from non-affiliates	35,079
Prepaid expenses and other current assets	17,598
Inventories	8,826
Property and equipment	214,303
Right-of-use assets	8,395
Other assets	14,305
Total assets acquired	$418,742
Liabilities assumed:
Accounts payable	$9,686
Accrued wages, benefits and related taxes	8,319
Income taxes payable	1,791
Deferred revenue	236
Accrued interest	5,459
Current portion of operating lease liabilities	1,711
Other accrued liabilities	12,943
Short-term borrowings and current maturities of long-term debt	17,485
Long-term debt, less current maturities	136,704
Other liabilities and deferred credits	1,404
Deferred taxes	32,407
Long-term operating lease liabilities	6,845
Total liabilities and redeemable noncontrolling interest assumed	$234,990

Net assets acquired	$183,752

The Merger resulted in a gain on bargain purchase due to the estimated fair value of the identifiable net assets acquired exceeding the purchase consideration transferred by $75.4 million and is shown as a gain on bargain purchase on the condensed consolidated statements of operations. The bargain purchase was a result of a combination of factors including depressed oil and gas prices and market volatility linked to the COVID-19 pandemic between the initial announcement and consummation of the Merger.
Specifically, the Era share price declined from $8.59 to $5.16 between the last trading day prior the Merger announcement and the date the Merger closed. The aggregate Merger consideration was based on an exchange ratio that was fixed and did not fluctuate in the event that the value of Old Bristow’s common stock increases or Era’s common stock decreases, between the date of the Merger agreement and consummation of the Merger.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The amounts of revenue and earnings of Era included in the Company’s condensed consolidated statement of operations from the acquisition date of June 11, 2020 to June 30, 2020 (Successor) are as follows (in thousands):

Total revenues	$8,861
Net loss	$(4,304)

The following unaudited supplemental pro forma combined financial information presents the Company’s results of operations for the three months ended June 30, 2020, as though the Merger had occurred on November 1, 2019, the effective date of Old Bristow’s emergence from the Chapter 11 Cases. The unaudited pro forma financial information is as follows (in thousands)(1):

Successor
Three Months Ended
June 30, 2020
Total revenues	$305,390
Net income	$18,547
Net income attributable to Bristow Group Inc.	$18,642
_____________________

(1)	The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and net income.
Note 3 — PROPERTY AND EQUIPMENT
Property and Equipment Acquisitions
The Company made capital expenditures as follows (in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Capital expenditures:
Aircraft and equipment	$2,757	$6,688
Land and buildings	92	751
Total capital expenditures	$2,849	$7,439

Property and Equipment Dispositions
The following table presents details on the aircraft sold or disposed of and impairments on assets held for sale (in thousands, except for number of aircraft):

	Successor	Predecessor
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Number of aircraft sold or disposed of	1	2
Deposits on assets held for sale	$20,000	$—
Proceeds from sale or disposal of assets (1)	$11,665	$3,204
Gain (loss) from sale or disposal of assets (2)	$5,522	$(3,787)
_________________

(1)	Includes proceeds received for sale of property and equipment (including aircraft) during each period.

(2)
Included in gain (loss) on disposal of assets on the condensed consolidated statements of operations. Includes gain (loss), net of sale or disposal of property and equipment (including aircraft) during each period. During the three months ended June 30, 2020 (Successor), one aircraft was sold that was not in assets held for sale resulting in the gain of $5.5 million.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of December 31, 2018 (Predecessor), Old Bristow revised the salvage values of certain aircraft to reflect its expectation of future sales values given the disposal plans for those aircraft. Old Bristow recorded an additional depreciation expense of $1.4 million during the three months ended June 30, 2019 (Predecessor). No additional depreciation was recorded for the three months ended June 30, 2020 (Successor) due to fresh-start accounting.
Note 4 — REVENUE RECOGNTION
Revenue Recognition
The Company derives its revenues primarily from oil and gas flight services and search and rescue services. A majority of the Company’s revenue is generated through two types of contracts: helicopter services and fixed wing services. Revenue is recognized when control of the identified distinct goods or services has been transferred to the customer, the transaction price is determined and allocated to the satisfied performance obligations and the Company has determined that collection has occurred or is probable of occurring. Each contract type has a single distinct performance obligation described further below.
The Company determines revenue recognition by applying the following steps:

1.	Identify the contract with a customer;

2.	Identify the performance obligations in the contract;

3.	Determine the transaction price;

4.	Allocate the transaction price to the performance obligations; and

5.	Recognize revenue as the performance obligations are satisfied.
Helicopter services — The Company’s customers, which include major integrated, national and independent offshore energy companies, charter its helicopters primarily to transport personnel between onshore bases and offshore production platforms, drilling rigs and other installations. To a lesser extent, the Company’s customers also charter their helicopters to transport time-sensitive equipment to these offshore locations. The customers for SAR services include both the oil and gas industry and governmental agencies. Revenue from helicopter services is recognized when the performance obligation is satisfied over time based on contractual rates as the related services are performed. Each contract has a single distinct performance obligation for helicopter services. Operating revenue from the Company’s oil and gas line of service is derived mainly from fixed-term contracts with its customers, a substantial portion of which is competitively bid. A small portion of oil and gas customer revenue is derived from providing services on an “ad-hoc” basis. Fixed-term contracts typically have original terms of one to five years (subject to provisions permitting early termination by its customers). Customers are typically invoiced on a monthly basis with payment terms of 30-60 days.
Cost reimbursements from customers are recorded as reimbursable revenue with the related reimbursed costs recorded as reimbursable expense on the condensed consolidated statements of operations.
Fixed wing services — Airnorth provides fixed wing transportation services through regular passenger transport (scheduled airline service with individual ticket sales) and charter services. A performance obligation arises under contracts with customers to render services and is the unit of account under the new accounting guidance for revenue. Within fixed wing services, the Company determined that each contract has a single distinct performance obligation. Revenue is recognized over time at the earlier of the period in which the service is provided or the period in which the right to travel expires, which is determined by the terms and conditions of the ticket. Ticket sales are recorded within deferred revenue in accordance with the above policy. Both chartered and scheduled airline service revenue is recognized net of passenger taxes and discounts.
Taxes collected from customers and remitted to governmental authorities are reported on a net basis in the Company’s condensed consolidated financial statements. Thus, the Company excludes taxes imposed on the customer and collected on behalf of governmental agencies to be remitted to these agencies from the transaction price in determining the revenue related to contracts with a customer.
Contract Assets, Liabilities and Receivables
The Company generally satisfies performance of contract obligations by providing helicopter and fixed wing services to its customers in exchange for consideration. The timing of performance may differ from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. A contract asset exists when the Company has a contract with a customer for which revenue has been recognized (i.e., services have been performed), but customer payment is contingent on a future event (i.e., satisfaction of additional performance obligations). These contract assets are transferred to receivables when the right to consideration becomes unconditional. Contract liabilities relate to deferred revenue in which advance consideration is

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

received from customers for contracts where revenue is recognized on future performance of services.
As of June 30 and March 31, 2020 (Successor), receivables related to services performed under contracts with customers were $150.9 million and $148.3 million, respectively. All receivables from non-affiliates and affiliates are broken out further in the condensed consolidated balance sheets. During the three months ended June 30, 2020 (Successor), the Company recognized $2.5 million of revenue from outstanding contract liabilities. Contract liabilities related to services performed under contracts with customers were $7.3 million and $4.9 million as of June 30, 2020 (Successor) and March 31, 2020 (Predecessor), respectively. Contract liabilities are primarily generated by fixed wing services where customers pay for tickets in advance of receiving the Company’s services and advanced payments from helicopter services customers. There were no contract assets as of June 30 and March 31, 2020 (Successor).
There was $0.8 million in revenues recognized from satisfied performance obligations related to prior periods (for example, due to changes in transaction price) for the three months ended June 30, 2020 (Successor).
Revenue from third party customers
Total revenue related to third party customers is as follows (in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Revenue:
Operating revenue from non-affiliates	$246,126	$303,733
Operating revenue from affiliates	4,594	4,475
Reimbursable revenue from non-affiliates	8,685	16,600
Revenue from Contracts with Customers	259,405	324,808
Other revenue from non-affiliates	423	397
Other revenue from affiliates	10,365	7,971
Total Revenue	$270,193	$333,176

Remaining Performance Obligations
Remaining performance obligations represent firm contracts for which work has not been performed and future revenue recognition is expected. The table below discloses (1) the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period and (2) the expected timing to recognize this revenue (in thousands):

	Remaining Performance Obligations (Successor)
	Nine Months Ending March 31, 2021	Fiscal Year Ending March 31,				Total
		2022	2023	2024	2025 and thereafter

Outstanding Service Revenue:
Helicopter contracts	$295,698	$215,506	$184,646	$133,505	136,797	$966,152
Fixed-wing contracts	978	—	—	—	—	978
Total remaining performance obligation revenue	$296,676	$215,506	$184,646	$133,505	136,797	$967,130

Although substantially all of the Company’s revenue is under contract, due to the nature of the business, the Company does not have significant remaining performance obligations as its contracts typically include unilateral termination clauses that allow its customers to terminate existing contracts with a notice period of 30 to 365 days. The table above includes performance obligations up to the point where the parties can cancel existing contracts. Any applicable cancellation penalties have been excluded. As such, the Company’s actual remaining performance obligation revenue is expected to be greater than what is reflected above. In addition, the remaining performance obligation disclosure does not include expected consideration related to performance obligations of a variable nature (i.e., flight services) as they cannot be reasonably and reliably estimated.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Other Considerations and Practical Expedients
The Company was awarded a government contract to provide SAR services for all of the U.K., which commenced in April 2015. The Company previously incurred costs related to this contract that generate or enhance the resources used to fulfill the performance obligation within the contract and the costs are expected to be recoverable. These contract acquisition and pre-operating costs qualified for capitalization. The capitalized contract acquisition and pre-operating costs related to the U.K. SAR contract and two customer contracts in Norway were capitalized and amortized by the Predecessor Company prior to implementation of fresh-start accounting. See Notes 1 and 3 of the condensed consolidated financial statements for further details.
The Company incurs incremental direct costs for obtaining contracts through sales commissions paid to ticket agents to sell seats on regular public transportation flights for its fixed-wing services only. The Company will utilize the practical expedient allowed by the FASB that permits expensing the incremental costs of obtaining a contract when incurred, if the amortization period of the contract asset that would otherwise have been recognized is one year or less.
In addition, the Company applied the invoice practical expedient that allows the recognition of revenue in the amount to which the Company has the right to invoice the customer and corresponds directly with the value to the customer of the Company’s performance completed to date.
Note 5 — VARIABLE INTEREST ENTITIES AND OTHER INVESTMENTS IN SIGNIFICANT AFFILIATES
A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. If the Company determines that it has operating power and the obligation to absorb losses or receive benefits, it will consolidate the VIE as the primary beneficiary, and if not, the Company does not consolidate.
As of June 30, 2020 (Successor), the Company had interests in five VIEs of which the Company was the primary beneficiary, which are described below, and had no interests in VIEs of which the Company was not the primary beneficiary. See Note 3 to the fiscal year 2020 condensed consolidated financial statements for a description of other investments in significant affiliates.
Bristow Aviation Holdings Limited (“Bristow Aviation”) — The Company owns 49% of Bristow Aviation’s common stock and a significant amount of its subordinated debt. Bristow Aviation is incorporated in England and, through its subsidiaries, holds all the outstanding shares in Bristow Helicopters Limited (“Bristow Helicopters”). Bristow Aviation’s subsidiaries provide aviation services to customers primarily in the U.K., Norway, Australia, Nigeria and Trinidad and fixed wing services primarily in Australia. Bristow Aviation is organized with three different classes of ordinary shares having disproportionate voting rights. The Company, and a European Union investor, Impigra Aviation Holdings Limited (“Impigra”), owned 49% and 51%, respectively, of Bristow Aviation’s total outstanding ordinary shares (the “Bristow Aviation shares”). Impigra purchased its 51% of Bristow Aviation shares in fiscal year 2020 with proceeds from two loans received from Bristow Holdings Company Ltd. III (“BHC III”), an Old Bristow subsidiary. Impigra, a British company owned 100% by U.K. Bristow employees however is considered a VIE that the Company consolidates as the primary beneficiary and eliminates the loans described below in consolidation. Brexit is anticipated to require that the majority owner of the Bristow Aviation shares be a qualified U.K. investor rather than a qualified E.U. investor. Impigra is expected to meet the requirements to satisfy a qualified U.K. investor requirement.
In addition to the ownership of 49% of Bristow Aviation shares, in May 2004, Old Bristow acquired eight million shares of deferred stock, essentially a subordinated class of stock with no voting rights, from Bristow Aviation for £1 per share ($14.4 million in total). The Company also holds a £91.0 million ($112.4 million) principal amount of subordinated unsecured loan stock (debt) of Bristow Aviation bearing interest at an annual rate of 13.5% and payable semi-annually. Payment of interest on such debt has been deferred since its incurrence in 1996. Deferred interest accrues at an annual rate of 13.5% and aggregated $2.8 billion as of June 30, 2020 (Successor).
The Company’s operations in the U.K. are subject to the Civil Aviation Act 1982 and other similar English and E.U. statutes and regulations. The Company carries persons and property in its aircraft pursuant to an operating license issued by the Civil Aviation Authority (the “CAA”). The holder of an operating license must meet the ownership and control requirements of Council Regulation 2407/92. To operate under this license, the company through which the Company conducts operations in the U.K., Bristow Helicopters, must be owned directly or through majority ownership by E.U. nationals, and must at all times be effectively controlled by them. The Company’s ownership of 49% of the ordinary shares of Bristow Aviation, the entity that owns Bristow Helicopters, is to comply with these restrictions. The Company and Impigra also entered into a put/call agreement under which, upon giving specified prior notice, the Company has the right to buy all the Bristow Aviation shares held by Impigra, who, in turn,

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

has the right to require the Company to purchase such shares. As discussed above, under current English law, the Company would be required, in order for Bristow Aviation to retain its operating license, to find a qualified E.U. investor to own any Bristow Aviation shares the Company has the right to acquire under the put/call agreement. In addition, the put/call agreement limits the Company’s ability to exercise the put/call option through a requirement to consult with the CAA in the U.K. regarding the suitability of the new holder of the Bristow Aviation shares. The put/call agreement does not contain any provisions should the CAA not approve the new E.U. investor. However, the Company would work diligently to find an E.U. investor suitable to the CAA. The amount by which the Company could purchase the shares of the other investors holding 51% of the equity of Bristow Aviation is fixed under the terms of the call option.
Furthermore, the call option provides a mechanism whereby the economic risk for the other investor is limited should the financial condition of Bristow Aviation deteriorate. The call option price is the nominal value of the Bristow Aviation shares held by the noncontrolling shareholder (£1.0 million as of June 30, 2020 (Successor)) plus an annual guaranteed rate of return less any prepayments of such call option price and any dividends paid on the shares concerned. The Company can elect to pre-pay the guaranteed return element of the call option price wholly or in part without exercising the call option. No dividends have been paid by Bristow Aviation. The Company has accrued the annual return due to the other shareholder at a rate of sterling LIBOR plus 3% by recognizing noncontrolling interest expense on its condensed consolidated statements of operations, with a corresponding increase in noncontrolling interest on its condensed consolidated balance sheets however these amounts are eliminated in consolidation due to the consolidation of Impigra. Prepayments of the guaranteed return element of the call option are reflected as a reduction in noncontrolling interest on its condensed consolidated balance sheets which is also eliminated in consolidation of Impigra. Impigra has an option to put its shares in Bristow Aviation to the Company. The put option price is calculated in the same way as the call option price. If the put option is exercised, any pre-payments of the call option price are set off against the put option price.
Bristow Aviation and its subsidiaries are exposed to similar operational risks as the Company and are therefore monitored and evaluated on a similar basis by management. Accordingly, the financial information reflected on the Company’s condensed consolidated balance sheets and statements of operations for Bristow Aviation and its subsidiaries is presented in the aggregate, including intercompany amounts with other consolidated entities, as follows (in thousands):

	Successor
	June 30, 2020	March 31, 2020
Assets
Cash and cash equivalents	$107,640	$110,385
Restricted cash	2,720	1,686
Accounts receivable	557,828	297,962
Inventories	58,602	55,166
Prepaid expenses and other current assets	23,979	27,851
Total current assets	750,769	493,050
Investment in unconsolidated affiliates	597	575
Property and equipment, net	280,395	285,142
Right-of-use assets	167,920	54,333
Other assets	212,704	196,996
Total assets	$1,412,385	$1,030,096
Liabilities
Accounts payable	$510,521	$497,867
Accrued liabilities	91,102	91,220
Accrued interest	2,775,938	2,697,878
Current maturities of long-term debt	7,904	7,904
Total current liabilities	3,385,465	3,294,869
Long-term debt, less current maturities	442,544	441,665
Accrued pension liabilities	13,145	17,855
Other liabilities and deferred credits	11	—
Long-term operating lease liabilities	35,414	38,228
Total liabilities	$3,876,579	$3,792,617

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Successor	Predecessor
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Revenue	225,619	$295,155
Operating income	17,291	11,280
Net loss	(61,335)	(362,848)

Bristow Helicopters (Nigeria) Limited — Bristow Helicopters (Nigeria) Limited (“BHNL”) is a joint venture in Nigeria in which Bristow Helicopters owns a 48% interest, a Nigerian company owned 100% by Nigerian employees owns a 50% interest and an employee trust fund owns the remaining 2% interest as of June 30, 2020 (Successor). BHNL provides aviation services to customers in Nigeria.
In order to be able to bid competitively for services in the Nigerian market, the Company was required to identify local citizens to participate in the ownership of entities domiciled in the region. However, these owners do not have extensive knowledge of the aviation industry and have historically deferred to the Company’s expertise in the overall management and day-to-day operation of BHNL (including the establishment of operating and capital budgets and strategic decisions regarding the potential expansion of BHNL’s operations). The Company has also historically provided subordinated financial support to BHNL and will need to continue to do so unless and until BHNL acquires sufficient equity to permit itself to finance its activities without that additional support from the Company. As the Company has the power to direct the most significant activities affecting the economic performance and ongoing success of BHNL and holds a variable interest in the entity in the form of the Company’s equity investment and working capital infusions, the Company consolidates BHNL as the primary beneficiary. The employee-owned Nigerian entity referenced above purchased a 19% interest in BHNL in December 2013 with proceeds from a loan received from BGI Aviation Technical Services Nigeria Limited (“BATS”). In July 2014, the employee-owned Nigerian entity purchased an additional 29% interest with proceeds from a loan received from Bristow Helicopters (International) Limited (“BHIL”). In April 2015, Bristow Helicopters purchased an additional 8% interest in BHNL, and the employee-owned Nigerian entity purchased an additional 2% interest with proceeds from a loan received from BHIL. Both BATS and BHIL are wholly-owned subsidiaries of Bristow Aviation. The employee-owned Nigerian entity is also a VIE that the Company consolidates as the primary beneficiary, and the Company eliminates the loans discussed above in consolidation.
BHNL is an indirect subsidiary of Bristow Aviation; therefore, financial information for this entity is included within the amounts for Bristow Aviation and its subsidiaries presented above.
Pan African Airlines (Nigeria) Limited — Pan African Airlines (Nigeria) Limited (“PAAN”) is a joint venture in Nigeria with local partners in which the Company owns a 50.17% interest.
The activities that most significantly impact PAAN’s economic performance relate to the day-to-day operation of PAAN, setting the operating and capital budgets and strategic decisions regarding the potential expansion of PAAN’s operations. Throughout the history of PAAN, the Company’s representation on the board and secondment to PAAN of its managing director has enabled the Company to direct the key operational decisions of PAAN (without objection from the other board members). The Company has also historically provided subordinated financial support to PAAN. As the Company has the power to direct the most significant activities affecting the economic performance and ongoing success of PAAN and hold a variable interest in the form of the Company’s equity investment and working capital infusions, the Company consolidates PAAN as the primary beneficiary. However, as long as the Company owns a majority interest in PAAN, the separate presentation of financial information in a tabular format for PAAN is not required.
Other Significant Affiliates — Unconsolidated
PAS — The Company has a 25% interest in Petroleum Air Services (“PAS”), an Egyptian corporation that provides helicopter and fixed wing transportation to the offshore energy industry in Egypt. Additionally, spare fixed wing capacity is chartered to tourism operators. PAS is accounted for under the cost method as the Company is unable to exert significant influence over its operations. As of June 30 and March 31, 2020 (Successor), the investment in PAS was $33.0 million and is included on the consolidated balance sheets in investment in unconsolidated affiliates.
Líder — During the three months ended June 30, 2020 (Successor), the Company recorded an $18.7 million non-cash impairment charge to its investment in Líder Táxi Aéreo S.A. (“Líder”), an unconsolidated affiliate in Brazil, upon evaluating its equity investment in the company.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Loss on Sale of Subsidiaries
Loss on sale of subsidiaries includes the following (in thousands):

Predecessor
Three Months Ended June 30, 2019
Sale of Eastern Airways	$(46,852)
Sale of Aviashelf and Bristow Helicopters Leasing Limited	(9,451)
$(56,303)

Eastern Airways
Bristow Helicopters Limited, a subsidiary of Old Bristow, together with its legal and financial advisors, pursued various transactions to exit the Eastern Airways business, which made negative contributions to Old Bristow’s operating income in each of the last three fiscal years, including pursuing a sales process with several third parties over an extended period. On May 10, 2019 (Predecessor), Bristow Helicopters completed the sale of all of the shares of Eastern Airways to Orient Industrial Holdings Limited (“OIHL”), an entity affiliated with Mr. Richard Lake, who at such time was a director of Bristow Helicopter Group Limited, which indirectly wholly owns Bristow Helicopters, pursuant to a Sale and Purchase Agreement (the “EAIL Purchase Agreement”). Pursuant to the EAIL Purchase Agreement and related agreements, Bristow Helicopters contributed approximately £17.1 million to Eastern Airways as working capital and OIHL acquired Eastern Airways. Bristow Helicopters retained its controlling ownership of the shares in Humberside International Airport Limited that it previously held through Eastern Airways. Certain intercompany balances between Bristow Helicopters and Eastern Airways were also written off. As a result of the transaction, OIHL now owns and operates Eastern Airways, which had previously operated as a separate unit within Old Bristow, and Bristow Helicopters maintains its controlling interest in Humberside Airport, from which Bristow Helicopters provides U.K. SAR services.
The EAIL Purchase Agreement contained customary representations and warranties. OIHL agreed to certain covenants with respect to non-solicitation of directors, officers or employees of Bristow Helicopters for a period of 12 months. Pursuant to the terms of the EAIL Purchase Agreement, Bristow Helicopters has the right to appoint an observer to the board of directors of Eastern Airways for an initial period of 12 months following the sale. Eastern Airways also agreed to provide certain transition services for a minimum of 12 months from the date of the completion of the transaction.
The loss on the sale of Eastern Airways for the three months ended June 30, 2019 (Predecessor) of $46.9 million includes the write-off of net assets of $35.0 million and write-off of cumulative translation adjustment of $11.9 million.
Aviashelf and Bristow Helicopters Leasing Limited
As of March 31, 2019 (Predecessor), Bristow Aviation had an indirect 48.5% interest in Aviashelf Aviation Co. (“Aviashelf”), a Russian helicopter company. Additionally, Old Bristow owned 60% of two U.K. joint venture companies, Bristow Helicopters Leasing Limited (“BHLL”) and Sakhalin Bristow Air Services Ltd. These two U.K. companies leased aircraft to Aviashelf which held the client contracts for Old Bristow’s Russian operations. Aviashelf was consolidated based on the ability of certain consolidated subsidiaries of Bristow Aviation to control the vote on a majority of the shares of Aviashelf, rights to manage the day-to-day operations of the company which were granted under a shareholders’ agreement, and the Company’s ability to acquire an additional 8.5% interest in Aviashelf under a put/call option agreement. In April 2019 (Predecessor), Old Bristow sold its 60% ownership interest in BHLL for $1.4 million. In June 2019 (Predecessor), Old Bristow sold its 48.5% ownership interest in Aviashelf for $2.6 million.
The loss on the sale of Aviashelf and BHLL for the three months ended June 30, 2019 (Predecessor) of $9.5 million includes the loss on sale of net assets of $2.3 million and write-off of cumulative translation adjustment of $7.2 million.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 6 — DEBT
Debt as of June 30 and March 31, 2020 (Successor) consisted of the following (in thousands):

	June 30, 2020	March 31, 2020
PK Air Debt	$202,811	$207,326
Macquarie Debt	146,695	148,165
7.750% Senior Notes (1)	136,840	—
Lombard Debt	134,468	136,180
Promissory notes (2)	17,485	—
Airnorth Debt	7,172	7,618
Humberside Debt	334	335
Term Loan	—	61,500
Total debt	645,805	561,124
Less short-term borrowings and current maturities of long-term debt	(63,541)	(45,739)
Total long-term debt	$582,264	$515,385

_________________

(1)	The outstanding principal amount of the 7.750% senior unsecured notes as of March 31, 2020 was $142.0 million, net of unamortized discounts and debt issuance costs.

(2)	The outstanding principal amount of the promissory notes as of March 31, 2020 was $17.9 million.
PK Air Debt — During the three months ended June 30, 2020 (Successor), the Company made $5.3 million in principal payment on the PK Air debt.
Macquarie Debt — During the three months ended June 30, 2020 (Successor), the Company made $2.4 million in principal payment on the Macquarie debt.
7.750% Senior Notes — On December 7, 2012, Era Group issued $200.0 million aggregate principal amount of its 7.750% senior unsecured notes due December 15, 2022 (the “7.750% Senior Notes”) and received net proceeds of $191.9 million. Interest on the 7.750% Senior Notes is payable semi-annually in arrears on June 15th and December 15th of each year. The 7.750% Senior Notes may be redeemed at any time and from time to time at the applicable redemption prices set forth in the indenture governing the 7.750% Senior Notes, plus accrued and unpaid interest, if any, to the redemption date. The indenture governing the 7.750% Senior Notes contains covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem the Company’s capital stock, prepay, redeem or repurchase certain debt, make loans and investments, sell assets, incur liens, enter into transactions with affiliates, enter into agreements restricting its subsidiaries’ ability to pay dividends, and consolidate, merge or sell all or substantially all of our assets. In addition, upon a specified change of control trigger event or specified asset sale, we may be required to repurchase the 7.750% Senior Notes. The payment obligations under the 7.750% Senior Notes are fully and unconditionally guaranteed by certain of our subsidiaries.
As of June 30, 2020 (Successor), these notes had a carrying value of $144.1 million on the condensed consolidated balance sheets. In June 2020, in connection with and upon completion of the Merger, Era’s long-term debt less its current maturities were fair valued and a new value of $136.8 million was assigned to the 7.750% Senior Notes. Additionally, previously incurred, unamortized debt issuance costs of $1.1 million and unamortized debt discounts of $0.8 million related to the 7.750% Senior Notes were written off.
Lombard Debt — During the three months ended June 30, 2020 (Successor), the Company made $3.0 million in principal payment on the Lombard debt.
Promissory Notes — In 2010, Era entered into two promissory notes for $27.0 million and $11.7 million to purchase a heavy and medium helicopter, respectively. In December 2015, upon maturity of the notes, the then outstanding balances of $19.0 million and $5.9 million were refinanced. The notes require monthly principal payments of $0.1 million and less than $0.1 million with final payments of $12.8 million and $4.0 million, respectively. Both promissory notes are due in December 2020.
Term Loan Agreement — In connection with the closing of the Merger on June 11, 2020, the Company fully repaid the Term Loan by making $61.5 million in principal payments and $0.6 million in prepayment premiums.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4½% Convertible Senior Notes due 2023 — Prior to May 11, 2019, the remaining debt discount was being amortized to interest expense over the term of the 4½% Convertible Senior Notes using the effective interest rate. The effective interest rate for April 1, 2019 to May 11, 2019 (Predecessor) was 11.0%. Interest expense related to the 4½% Convertible Senior Notes was as follows (in thousands):

Predecessor
Three Months Ended June 30, 2019
Contractual coupon interest	$715
Amortization of debt discount	648
Total interest expense	$1,363

As of May 11, 2019, Old Bristow determined that the 4½% Convertible Senior Notes were an allowed claim and therefore reclassified the balance to liabilities subject to compromise and discontinued accruing interest on these obligations. Contractual interest on the 4½% Convertible Senior Notes for the three months ended June 30, 2019 (Predecessor) was $1.6 million, which is $0.9 million in excess of reported interest expense for the three months ended June 30, 2019 (Predecessor).
ABL Facility — On April 17, 2018, two of Old Bristow’s subsidiaries entered into an asset-backed revolving credit facility (the “ABL Facility”), which provides for commitments (“Prior Commitment Letter”) in an aggregate amount of $75 million, with a portion allocated to each borrower subsidiary, subject to an availability block of $15 million and a borrowing base calculated by reference to eligible accounts receivable. The maximum amount available to be borrowed under the ABL Facility could be increased from time to time to a total of as much as $100 million, subject to the satisfaction of certain conditions, and any such increase would be allocated among the borrower subsidiaries. The ABL Facility matures in April 2023, subject to certain early maturity triggers related to maturity of other material debt or a change of control of the Company. Amounts borrowed under the ABL Facility are secured by certain accounts receivable owing to the borrower subsidiaries and the deposit accounts into which payments on such accounts receivable are deposited.
On the Effective Date, Old Bristow entered into an Amendment and Restatement, Confirmation and Waiver Agreement (the “ABL Amendment”) to the ABL Facility (together with the ABL Amendment, the “Amended ABL”), by and among Old Bristow, as parent, Bristow Norway AS and Bristow Helicopters, as borrowers and guarantors, the financial institutions from time to time party thereto as lenders and Barclays Bank PLC, in its capacity as agent and security trustee. The ABL Amendment amended the ABL Facility in order to, among other things, (i) make permanent certain waivers of defaults or events of default that were previously provided during the pendency of the Chapter 11 Cases, (ii) confirm the existing maturity date of April 17, 2023, (iii) provide that the maximum amount of the Amended ABL may be increased, subject to satisfaction of certain conditions, from time to time to a total of as much as $115 million from its current aggregate of $100 million, and (iv) provide for the accession at a later date of Bristow U.S. LLC as a co-borrower under the Amended ABL and the addition of certain of its receivables to the borrowing base and the collateral for the Amended ABL.
Upon the closing of the Merger, Era’s pre-Merger revolving credit facility was terminated. On June 4, 2020, in connection with the Merger, Old Bristow and Barclays Bank PLC executed a commitment letter (the “ABL Commitment Letter”) to amend or replace the Amended ABL in order to, among other things, increase the maximum amount of commitments thereunder to $80 million or $85 million, as the case may be based on the terms and conditions set forth in the ABL Commitment Letter, replace Old Bristow with the parent of the Combined Company as the parent guarantor under the ABL Facility, provide for the accession as a borrower under the ABL Facility of one or more of Era's subsidiaries incorporated in the United States and terminate the Prior Commitment Letter.  No assurance can be provided that commitments will be increased. The ABL Commitment Letter terminates on August 18, 2020, at which time an extension would be required.
As of June 30, 2020 (Successor), there were no outstanding borrowings under the ABL Facility nor had the Company made any draws during the three months ended June 30, 2020 (Successor). Letters of credit issued under the ABL Facility in the aggregate face amount of $10.0 million were outstanding on June 30, 2020 (Successor).
LIBOR Transition — In 2020, a number of regulators in conjunction with the FASB and the U.S. Federal Reserve announced their intention to suspend and replace the use of LIBOR by the beginning of calendar year 2021. The effects of this transition from LIBOR to an alternative reference rate may impact the Company’s current indebtedness that is tied to LIBOR, in addition to the potential overall financial market disruption as a result of this phase-out. The Company is currently evaluating the potential effects of this announcement on its underlying debt, but it does not expect the impact to be material.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 7 — FAIR VALUE DISCLOSURES
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
Assets and liabilities subject to fair value measurement are categorized into one of three different levels depending on the observability of the inputs employed in the measurement, as follows:

•	Level 1 – observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 – inputs that reflect quoted prices for identical assets or liabilities in markets which are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•
Level 3 – unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

Recurring Fair Value Measurements
The following table summarizes the financial instruments the Company had as of June 30, 2020 (Successor), valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2020	Balance Sheet Classification
Derivative financial instruments	$—	$2,445	$—	$2,445	Prepaid expenses and other current assets
Rabbi Trust investments	2,721	—	—	2,721	Other assets
Total assets	$2,721	$2,445	$—	$5,166

The following table summarizes the financial instruments Old Bristow had as of March 31, 2020 (Successor), valued at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2020	Balance Sheet Classification
Derivative financial instruments	$—	$2,747	$—	$2,747	Prepaid expenses and other current assets
Rabbi Trust investments	2,327	—	—	2,327	Other assets
Total assets	$2,327	$2,747	$—	$5,074

Rabbi Trust Investments
The rabbi trust investments consist of cash and mutual funds whose fair value are based on quoted prices in active markets for identical assets and are designated as Level 1 within the valuation hierarchy. The rabbi trust holds investments related to the Company’s non-qualified deferred compensation plan for the Company’s senior executives.
Derivatives Designated as Hedging Instruments
The derivative financial instruments consist of foreign currency put option contracts whose fair value is determined by quoted market prices of the same or similar instruments, adjusted for counterparty risk. See Note 8 of the condensed consolidated financial statements for a discussion of the Company’s derivative financial instruments.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Old Bristow Preferred Stock Embedded Derivative
The fair value of the Old Bristow Preferred Stock embedded derivative relied on the income approach which was derived from Level 3, unobservable inputs that required significant estimates, judgments and assumptions relating to the Company’s equity volatility, capitalization tables, term to exit and equity value.
The following table provides a rollforward of the preferred stock embedded derivative Level 3 fair value measurements for the three months ended June 30, 2020 (Successor):

Significant Unobservable Inputs (Level 3)
Derivative financial instruments:	(in thousands)
March 31, 2020	$286,182
Change in fair value	(15,416)
Preferred stock shares conversion	(266,846)
Share repurchases	(3,920)
June 30, 2020	$—

The Old Bristow Preferred stock embedded derivative considered settlement scenarios which are further defined in Note 13 to the condensed consolidated financial statements. A number of the settlement scenarios required a settlement premium. The specified premium depended on the timing of the liquidity event, ranging from a minimum of (a) 17% Internal Rate of Return (the “IRR”) (b) 2.1x Multiple of Invested Capital (the “MOIC”) and (c) 14% Internal Rate of Return (the “IRR”) if the liquidity event is prior to 3 years, to (y) a 2.1x MOIC and (z) 17% IRR if the liquidity event is in 5 years or more. The fair value for the embedded derivative was determined using a “with” and “without” approach, first determining the fair value of the Old Bristow Preferred Stock (inclusive of all bifurcated features) with the features and comparing it with the fair value of an instrument with identical terms to the Old Bristow Preferred Stock without any of the bifurcated features (i.e., the preferred stock host).
The fair value of the Old Bristow Preferred Stock was estimated using an option pricing method (“OPM”) allocating the total equity value to the various classes of equity. As of June 11, 2020 (Successor), Old Bristow assumed an expected term of 6 years, a risk-free rate of 0.38% and volatility of 85%. Without the redemption or conversion features, the holders of the Old Bristow Preferred Stock would have had right to perpetual preferred with 10% paid-in-kind (“PIK”) dividends, or the right to any upside value from conversion into common stock if the value exceeded the minimum return provided for under the COD (as defined herein). The value of converting to common stock on the upside would be measured as the residual upon a liquidity event. Therefore, the fair value of the host was estimated as the value of the upside conversion into common shares, which was also estimated using the OPM. The valuation as of June 11, 2020 resulted in a decline in fair value of the Old Bristow Preferred Stock embedded derivative of $15.4 million from March 31, 2020 (Successor).
On June 11, 2020, immediately before the Merger was executed, Old Bristow exercised its call right (the “Call Right’) pursuant to section 8 of the Certificate of Designation of the Old Bristow Preferred Stock (“COD”). This provision entitled Old Bristow to repurchase the shares upon a Fundamental Transaction (which included a merger or consolidation) for a repurchase price equal to (i) the Liquidation Preference plus (ii) the present value of the dividends that would have accrued from the call date to the 5th anniversary of the issuance date (had the Call Right not been exercised) multiplied by the Make-Whole Redemption Percentage (equal to 102% because the Call Right was exercised before the 3rd anniversary of the issuance date). Upon exercise of the Call Right, Old Bristow issued 5.17962 shares of Old Bristow Common Stock to the remaining holders of the Preferred Stock for each share of Preferred Stock held.
The carrying values of the Old Bristow Preferred Stock were derecognized, including the Old Bristow Preferred Stock embedded derivative, and recognized the Old Bristow Common Stock issued to the holders of the Old Bristow Preferred Stock at its fair value. The difference between (a) the carrying value of the Old Bristow Preferred Stock embedded derivative plus the carrying value of the Old Bristow Preferred Stock host and (b) the fair value of the Old Bristow Common Stock paid as consideration for the Old Bristow Preferred Stock was recognized in retained earnings because the fair value of the Old Bristow Common Stock was less than the combined carrying values of the Old Bristow Preferred Stock host and embedded derivative. In addition, immediately prior to the Merger, Old Bristow repurchased 98,784 shares of the Old Bristow Preferred Stock and 142,721 shares of Old Bristow Common Stock. The repurchase of the Old Bristow Preferred Stock was accounted for in the same manner as the share-settled redemption described above in connection with the Merger.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Non-recurring Fair Value Measurements
The majority of the Company’s non-financial assets, which include inventories, property and equipment, assets held for sale and other intangible assets, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur such that a non-financial asset is required to be evaluated for impairment and deemed to be impaired, the impaired non-financial asset is recorded as its fair value.
The following table summarizes the assets as of June 30, 2020 (Successor), valued at fair value on a non-recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2020	Total Loss for the Three Months Ended June 30, 2020
Inventories	$—	$—	$634	$634	$525
Total assets	$—	$—	$634	$634	$525

Old Bristow did not have any items valued at fair value on a non-recurring basis as of June 30, 2019.
The fair value of inventories using Level 3 inputs is determined by evaluating the current economic conditions for sale and disposal of spare parts, which includes estimates as to the recoverability of the carrying value of the parts based on historical experience with sales and disposal of similar spare parts, the expected time frame of sales or disposals, the location of the spare parts to be sold and the condition of the spare parts to be sold or otherwise disposed of.

Fair Value of Debt
The fair value of the Company’s debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of the Company’s long-term debt was estimated using discounted cash flow analysis based on estimated current rates for similar types of arrangements. Considerable judgment was required in developing certain of the estimates of fair value, and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
The carrying and fair value of the Company’s debt, excluding unamortized debt issuance costs, are as follows (in thousands):

	Successor
	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2020
LIABILITIES
PK Air Debt	$202,811	$—	$196,507	$—
Macquarie Debt	146,695	—	148,100	—
7.750% Senior Notes	136,840	—	132,398	—
Lombard Debt	134,468	—	135,369	—
Promissory notes	17,485	—	17,485	—
Airnorth Debt	7,172	—	7,143	—
Humberside Debt	334	—	335	—
	$645,805	$—	$637,337	$—
March 31, 2020
LIABILITIES
PK Air Debt	$207,326	$—	$180,290	$—
Macquarie Debt	148,165	—	138,133	—
Lombard Debt	136,180	—	122,165	—
Term Loan	61,500	—	56,894	—
Airnorth Debt	7,618	—	7,221	—
Humberside Debt	335	—	335	—
	$561,124	$—	$505,038	$—

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The carrying value is net of unamortized discount as follows (in thousands):

	Successor
	June 30, 2020	March 31, 2020
PK Air Debt	$11,860	$12,620
Macquarie Debt	10,133	11,063
7.750% Senior Notes	7,247	—
Lombard Debt	24,521	26,372
Airnorth Debt	451	605
Total unamortized debt discount	$54,212	50,660

Other
The fair values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these items.
Note 8 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Embedded Derivatives
Old Bristow had determined that the contingent redemption features upon a liquidation or deemed liquidation event, holder optional redemption, and fundamental transaction make-whole redemption features are required to be accounted for separately from the New Preferred Stock as derivative liabilities. The economic characteristics of the New Preferred Stock are considered more akin to a debt instrument because the shares were redeemable at the holder’s option and the redemption value is significantly greater than the original issue price, the shares carried a fixed mandatory dividend (paid in kind), and specified rate of return. Such factors indicated the New Preferred Stock’s most likely method of settlement is the exercise of a redemption feature rather than through conversion; therefore, the embedded features were analyzed against a debt-like host when determining if such features should require bifurcation. Old Bristow determined that each of the redemption features described above must be bifurcated and accounted for separately from the New Preferred Stock because exercise of each feature would result in substantial premiums to the holder. See Note 13 to the condensed consolidated financial statements for a description of the New Preferred Stock.
ASC 815 Derivatives and Hedging does not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be combined together and fair valued as a single compound embedded derivative. Accordingly, Old Bristow recorded a compound derivative liability representing the combined fair value of redemption options described above. The Preferred Stock embedded derivative liability will be remeasured each period with changes in fair value recognized in earnings.
Changes in the fair value of the New Preferred Stock derivative liability, carried at fair value, are reported as change in fair value of the Preferred Stock derivative liability in the condensed consolidated statements of operations. For the three months ended June 30, 2020 (Successor), the Company recognized non-cash expense of approximately $15.4 million due to an increase in the Preferred Stock derivative liability related to the embedded derivative in the New Preferred Stock.
Old Bristow used a binomial option pricing method to value the compound derivative. The option pricing method required the development and use of assumptions. These assumptions include estimated volatility of the value of the Old Bristow’s common stock, assumptions regarding possible conversion or early redemption dates, an appropriate risk-free interest rate, risky bond rate, and dividend yields. For further details on fair value, see Note 7 to the condensed consolidated financial statements.
Derivatives Designated as Hedging Instruments
From time to time, the Company enters into forward exchange contracts as a hedge against foreign currency asset and liability commitments and anticipated transaction exposures, including intercompany purchases. All derivatives are recognized as assets or liabilities and measured at fair value. The Company does not use financial instruments for trading or speculative purposes.
During fiscal year 2019 (Predecessor), the seven months ended October 31, 2019 (Predecessor), the five months ended March 31, 2020 (Successor) and three months ended June 30, 2020 (Successor), the Company entered into foreign currency put option contracts of £5 million per month through March 2021 to mitigate a portion of the Company’s foreign currency exposure. Upon emergence from bankruptcy, these derivatives were re-designated as cash flow hedges.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The designation of a derivative instrument as a hedge and its ability to meet relevant hedge accounting criteria determines how the change in fair value of the derivative instrument will be reflected in the condensed consolidated financial statements. A derivative qualifies for hedge accounting if, at inception of the hedging relationship, the derivative is expected to be highly effective in offsetting the hedged item’s underlying cash flows or fair value and the documentation requirements of the accounting standard for derivative instruments and hedging activities are fulfilled at the time the Company entered into the derivative contract. A hedge is designated as a cash flow hedge, fair value hedge, or a net investment in foreign operations hedge based on the exposure being hedged. The asset or liability value of the derivative will change in tandem with its fair value. For derivatives designated as cash flow hedges, the changes in fair value are recorded in accumulated other comprehensive income (loss). The derivative’s gain or loss is released from accumulated other comprehensive income (loss) to match the timing of the effect on earnings of the hedged item’s underlying cash flows.
The Company reviews the effectiveness of hedging instruments on a quarterly basis. The Company discontinues hedge accounting for any hedge that it no longer considers to be highly effective. Changes in fair value for derivatives not designated as hedges or those not qualifying for hedge accounting are recognized in current period earnings.
None of the Company’s derivative instruments contain credit-risk-related contingent features. Counterparties to the Company’s derivative contracts are high credit quality financial institutions.
The following table presents the balance sheet location and fair value of the portions of the Company’s derivative instruments that were designated as hedging instruments as of June 30, 2020 (Successor) (in thousands):

	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Balance Sheet	Net amounts of assets and liabilities presented in the Balance Sheet

Prepaid expenses and other current assets	$2,445	$—	$2,445	$—	$2,445
Net	$2,445	$—	$2,445	$—	$2,445
The following table presents the balance sheet location and fair value of the portions of Old Bristow’s derivative instruments that were designated as hedging instruments as of March 31, 2020 (Successor) (in thousands):

	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Gross amounts of recognized assets and liabilities	Gross amounts offset in the Balance Sheet	Net amounts of assets and liabilities presented in the Balance Sheet

Prepaid expenses and other current assets	$2,747	$—	$2,747	$—	$2,747
Net	$2,747	$—	$2,747	$—	$2,747

The following table presents the impact that derivative instruments designated as cash flow hedges had on the Company’s accumulated other comprehensive loss (net of tax) and the Company’s condensed consolidated statements of operations (in thousands):

	Successor
	Three Months Ended June 30, 2020	Financial statement location

Amount of loss recognized in accumulated other comprehensive loss	$(427)	Accumulated other comprehensive loss
Amount of loss reclassified from accumulated other comprehensive loss into earnings	$454	Statement of operations

The Company estimates that $0.5 million of net gain in accumulated other comprehensive loss as of June 30, 2020 (Successor) associated with the derivative instruments is expected to be reclassified into earnings within the next twelve months.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 9 — COMMITMENTS AND CONTINGENCIES
Fleet — The Company’s unfunded capital commitments as of June 30, 2020 (Successor) consisted primarily of agreements to purchase helicopters and totaled $81.2 million, which is payable beginning in fiscal year 2021 through fiscal year 2022. The Company also had $1.3 million of deposits paid on options not yet exercised. All of the Company’s capital commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability other than aggregate liquidated damages of $2.1 million.
Included in these commitments are orders to purchase three AW189 heavy helicopters and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered in fiscal year 2022. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company had outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery in fiscal year 2022 and fiscal year 2023. The Company may, from time to time, purchase aircraft for which it has no orders.
Other Purchase Obligations — As of June 30, 2020 (Successor), the Company had $15.0 million of other purchase obligations representing non-cancelable PBH maintenance commitments.
Separation Programs — Beginning in March 2015, Old Bristow initiated involuntary separation programs (“ISPs”) in certain regions. The expense related to the ISPs is as follows (in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Operating expense	$2,881	$1,463
General and administrative	130	154
Total	$3,011	$1,617

Other Matters — Although infrequent, aircraft accidents have occurred in the past, and the related losses and liability claims have been covered by insurance subject to deductible, self-insured retention and loss sensitive factors.
General Litigation and Disputes
The Company operates in jurisdictions internationally where it is subject to risks that include government action to obtain additional tax revenue. In a number of these jurisdictions, political unrest, the lack of well-developed legal systems and legislation that is not clear enough in its wording to determine the ultimate application, can make it difficult to determine whether legislation may impact the Company’s earnings until such time as a clear court or other ruling exists. The Company operates in jurisdictions currently where amounts may be due to governmental bodies that the Company is not currently recording liabilities for as it is unclear how broad or narrow legislation may ultimately be interpreted. The Company believes that payment of amounts in these instances is not probable at this time, but is reasonably possible.
In the normal course of business, the Company is involved in various litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. In addition, from time to time, the Company is involved in tax and other disputes with various government agencies. Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its condensed consolidated financial statements related thereto as appropriate. It is possible that a change in its estimates related to these exposures could occur, but the Company does not expect such changes in estimated costs or uninsured losses, if any, would have a material effect on its business, consolidated financial position or results of operations.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 10 — LEASES
The Company leases aircraft, land, hangars, buildings, fuel tanks and tower sites under operating lease agreements. The Company determines if an arrangement is a lease at inception. All of the Company’s leases are operating leases and are recorded in right-of-use (“ROU”) assets, accounts payable and operating lease liabilities in its condensed consolidated balance sheets. The lease expense on those contracts with initial terms of twelve months or less are recognized on a straight-line basis over the lease term and are not recorded on the balance sheet.
ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligations to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of a lease based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company’s lease terms may include options to renew, extend or terminate the lease. The lease term includes options to extend when the Company is reasonably certain to exercise the option. The Company is not, however, reasonably certain that it will exercise any option(s) to extend at commencement of a lease, as each extension would be based on the relevant facts and circumstances at the time of the decision to exercise or not exercise an extension option, and as such, has not been included in the remaining lease terms. The Company will evaluate the impact of lease extensions, if and when the exercise of an extension option is probable.
The majority of the bases from which the Company operates are leased, with current remaining terms between one and fifty-nine years. The Company has non-cancelable operating leases in connection with the lease of certain equipment, including leases for aircraft, and land and facilities used in its operations. The related lease agreements, which range from non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and can also include renewal options. The Company generally pays all insurance, taxes and maintenance expenses associated with these leases, and these costs are not included in the lease liability and are recognized in the period in which they are incurred.
As of June 30, 2020 (Successor), aggregate future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year, including leases for 45 aircraft, are as follows (in thousands):

	Aircraft	Other	Total
Fiscal year ending March 31,
2021	$66,042	$8,143	$74,185
2022	77,249	8,476	85,725
2023	58,595	8,156	66,751
2024	46,005	7,711	53,716
2025	28,370	5,968	34,338
Thereafter	2,169	25,165	27,334
	$278,430	$63,619	$342,049

Operating leases as of June 30 and March 31, 2020 (Successor) were as follow (in thousands, except years and percentages):

	June 30, 2020	March 31, 2020
Operating lease right-of-use assets	$297,072	$305,962

Current portion of operating lease liabilities	81,953	81,484
Operating lease liabilities	214,125	224,595
Total operating lease liabilities	$296,078	$306,079

Weighted average remaining lease term	5 years	4 years
Weighted average discount rate	6.26%	6.27%

	Successor	Predecessor
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019

Cash paid for operating leases	$27,808	$36,650
ROU assets obtained in exchange for lease obligations	$4,217	$48,068

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The aircraft leases range from base terms of up to 180 months with renewal options of up to 60 months in some cases, include purchase options upon expiration and some include early purchase options. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require the Company to pay a stipulated amount if the Company defaults on its obligations under the agreements. The following is a summary of the terms related to aircraft leased under operating leases with original or remaining terms in excess of one year as of June 30, 2020 (Successor):

End of Lease Term	Number of Aircraft
Nine months ending March 31, 2021 to fiscal year 2022	16
Fiscal year 2023 to fiscal year 2024	19
Fiscal year 2025 to fiscal year 2026	10
45

The Company leases six S-92 model aircraft and one AW139 model aircraft from VIH Aviation Group, which is a related party due to common ownership of Cougar, and paid lease fees of $3.4 million and $4.5 million for the three months ended June 30, 2020 (Successor) and June 30, 2019 (Predecessor), respectively. Additionally, the Company leases a facility in Galliano, Louisiana from VIH Helicopters USA, Inc., another related party due to common ownership of Cougar, and paid lease fees of $0.1 million and $0.1 million for the three months ended June 30, 2020 (Successor) and June 30, 2019 (Predecessor), respectively.
In April and May 2019 (Predecessor), the Company returned its remaining four H225 leased aircraft and paid $4.3 million in lease return costs.
Rent expense incurred is as follows (in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Rent expense under all operating leases	$30,906	$52,189
Rent expense under operating leases for aircraft	$26,012	$46,447

As of June 30, 2020 (Successor), the Company had sales-type leases of four H225 heavy helicopters. During the three months ended June 30, 2020 (Successor), the Company recognized $0.1 million of interest income on these sales-type leases. As of June 30, 2020 (Successor), the Company had remaining receivables of $13.4 million, all of which is due within one year. These amounts are included in prepaid expenses and other current assets on the consolidated balance sheet.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 11 — TAXES
The Company’s provision for income taxes for the interim period ended June 30, 2020 was prepared using a discrete effective tax rate method. Historically, the Company calculated its provision for income taxes during interim reporting periods by applying the estimated annual income tax rate for the full fiscal year to income from continuing operations, excluding discrete items, for the reporting period. The Company determined that since small changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate of income taxes for the three months ended June 30, 2020. The Company will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted. The Company’s effective tax rate was (4.8)% and 8.4% during the three months ended June 30, 2020 (Successor) and June 30, 2019 (Predecessor), respectively. The effective tax rate in the three months ended June 30, 2020 (Successor) includes the impact of utilization of net operating losses in certain foreign jurisdictions and adjustment to its valuation allowances against future realization of deductible business interest expense.
The relationship between the Company’s provision for or benefit from income taxes and the Company’s pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, including asset sales, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) the Company’s geographical blend of pre-tax book income. Consequently, the Company’s income tax expense or benefit does not change proportionally with the Company’s pre-tax book income or loss. Significant decreases in the Company’s pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. The change in the Company’s effective tax rate excluding discrete items for the three months ended June 30, 2020 (Successor) compared to the three months ended June 30, 2019 (Predecessor) primarily related to changes in the blend of earnings taxed in relatively high taxed jurisdictions versus low taxed jurisdictions and nondeductible professional fees related to the Merger. The three months ended June 30, 2020 (Successor) income taxes include a benefit of $15.8 million related to the bargain purchase gain and an expense of $3.9 million from the impairment of the Company’s investment in Líder. Additionally, the Company decreased its valuation allowances by $9.1 million and $0.3 million for the three months ended June 30, 2020 (Successor) and June 30, 2019 (Predecessor), respectively, which also impacted the Company’s effective tax rate.
Valuation allowances represent the reduction of the Company’s deferred tax assets. The Company evaluates its deferred tax assets quarterly, which requires significant management judgment to determine the recoverability of these deferred tax assets by assessing whether it is more likely than not that some or all of the deferred tax asset will be realized before expiration. After considering all available positive and negative evidence using a “more likely than not” standard, the Company believes it is appropriate to value against deferred tax assets related to foreign tax credits and certain foreign net operating losses. For the three months ended June 30, 2020 (Successor), the Company released valuation allowances of $3.3 million and $5.8 million related to net operating losses in certain foreign jurisdictions and deductible business interest expense, respectively. During the same period, the release of valuation of allowances resulted in a non-cash tax benefit of $9.1 million. In the three months ended June 30, 2019, the Company recorded a valuation allowance of $0.3 million against net operating losses in certain foreign jurisdictions.
The benefit of an uncertain tax position taken or expected to be taken on an income tax return is recognized in the condensed consolidated financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority. Interest and penalties, if any, related to uncertain tax positions would be recorded in interest expense and other expense, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 12 — SHARE-BASED COMPENSATION AND OTHER EMPLOYEE BENEFIT PLANS
Pension Plans
The components of net periodic pension cost (benefit) other than the service cost component are included in other income (expense), net on the Company’s condensed consolidated statement of operations. The following table provides a detail of the components of net periodic pension cost (benefit) (in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Service cost for benefits earned during the period	$291	$159
Interest cost on pension benefit obligation	2,242	2,919
Expected return on assets	(3,106)	(4,005)
Prior service costs	—	35
Amortization of unrecognized losses	—	2,061
Net periodic pension cost (benefit) (1)	$(573)	$1,169
___________________________

(1)	Included in other income (expense), net on the condensed consolidated statements of operations.
The current estimates of the Company’s cash contributions to the Company’s defined benefit pension plans to be paid in fiscal year 2021 are $16.4 million, of which $3.7 million was paid during the three months ended June 30, 2020 (Successor).
Incentive Compensation
Prior to May 11, 2019 (Predecessor), stock-based awards were made under the Bristow Group Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”). A maximum of 10,646,729 shares of Old Bristow Common Stock were reserved for issuance under the 2007 Plan. Awards granted under the 2007 Plan were in the form of stock options, stock appreciation rights, shares of restricted stock, other stock-based awards (payable in cash or common stock) or performance awards, or any combination thereof, and were made to outside directors, employees or consultants.
Total stock-based compensation expense related to the 2007 Plan, which includes stock options and restricted stock, totaled $0.8 million for the three months ended June 30, 2019 (Predecessor). Stock-based compensation expense has been allocated to various regions. The 2007 Plan and all awards thereunder were cancelled effective upon emergence from the Chapter 11 Cases on October 31, 2019 (Predecessor).
Key Employee Incentive Plans
In connection with the Chapter 11 Cases, the Compensation Committee of Old Bristow’s Board adopted on behalf of an Executive Key Employee Incentive Plan (the “Executive KEIP”) and a Non-Executive Key Employee Incentive Plan (“Non-Executive KEIP”), each approved by the Bankruptcy Court on August 22, 2019. The Executive KEIP was designed to incentivize ten of Old Bristow’s senior executives by providing a total potential cash award pool of approximately $3.1 million at threshold, $6.1 million at target and up to $12.3 million for exceeding target, and was contingent upon achievement of certain financial targets and safety metrics, and the timing of confirmation of the Amended Plan by the Bankruptcy Court. The Non-Executive KEIP was designed to enhance retention of up to 183 other non-insider employees and provided a total potential cash award pool of approximately $7.7 million at threshold, $10.3 million at target and up to $15.4 million for exceeding target, with 50 percent of the payment contingent upon achievement of certain financial targets and safety metrics, and 50 percent of the payment being based on continued employment. The payments for the Executive KEIP were made on a quarterly basis with the first payment made in October 2019 and the last payment made in June 2020. The payments for the Non-Executive KEIP were made quarterly with the first payment made in October 2019 and the last payment made in June 2020.
Management Incentive Plan
On the Effective Date, the Compensation Committee of Old Bristow’s Board adopted the 2019 Management Incentive Plan (the “MIP”). At the time of its adoption, the MIP served as an equity-based compensation plan for directors, officers and participating employees and other service providers of Old Bristow and its affiliates, pursuant to which Old Bristow was permitted to issue awards covering shares of the Old Bristow Common Stock and Old Bristow Preferred Stock. During the five months ended March 31, 2020 (Successor), Old Bristow awarded 188,210 shares of restricted Old Bristow Common Stock, 312,606 shares of restricted

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Old Bristow Preferred Stock, 113,081 Old Bristow Common Stock options and 265,049 Old Bristow Preferred Stock options. Upon the closing of the Merger, these awards converted into 656,617 shares of restricted Combined Company Common Stock and 433,283 stock options to purchase Combined Company Common Stock, of which 73,131 shares of restricted Combined Company Common Stock and 48,448 Combined Company Common Stock options vested and 227,884 shares of restricted of Combined Company Common Stock and 151,307 Combined Company Common Stock options forfeited on June 11, 2020 (Successor). Total stock based compensation expense related to the MIP was $4.9 million for the three months ended June 30, 2020 (Successor) and includes $1.3 million related to severance agreements entered into in June 2020 in connection with the Merger.
Upon the closing of the Merger, 151,768 shares of unvested Combined Company restricted stock awards previously issued under the Era Group Inc. 2012 Share Incentive Plan (the “2012 Incentive Plan”) remained unvested. Stock based compensation expense related to the Era legacy awards was $0.3 million for the three months ended June 30, 2020 (Successor).
On June 17, 2020 (Successor), the Company awarded 150,001 shares of Combined Company performance restricted stock units at an average grant date fair value of $7.73 and 150,001 stock options to purchase Combined Company Common Stock at a grant date fair value of $10.99 to certain senior executives. The performance restricted stock vests on a cliff-basis after three years based on certain stock price performance targets. The following table shows the assumptions used to compute the stock-based compensation expense for stock options granted during the three months ended June 30, 2020 (Successor):

Common Stock Options
Risk free interest rate	0.5%
Expected life (years)	6.5
Volatility	80.0%
Weighted average exercise price of options granted	15.76
Weighted average grant-date fair value of options granted	10.99

Note 13 — STOCKHOLDERS’ INVESTMENT, EARNINGS PER SHARE AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Stockholders’ Investment, Common Stock and Preferred Stock
As of June 30, 2020 (Successor), there were 30,288,972 shares of Combined Company Common Stock and no shares of the Combined Company’s preferred stock issued and outstanding.
Claims under the Bankruptcy Court approved debtor in possession (DIP) financing Old Bristow obtained while in bankruptcy were settled with the issuance of new common stock (the “Old Bristow Common Stock”) and (the “Old Bristow Preferred Stock”), both at a par of $0.0001, pursuant to the Amended Plan. In connection with the Merger, the Old Bristow Preferred Stock was converted into Old Bristow Common Stock, and then all Old Bristow Common Stock was converted into the Combined Company Common Stock.
Because the Old Bristow Preferred Stock could be redeemed in certain circumstances outside of the sole control of Old Bristow (including at the option of the holder), but was not mandatorily redeemable, the Old Bristow Preferred Stock was classified as mezzanine equity and initially recognized at fair value of $618.9 million as of October 31, 2019 (Successor). This amount was reduced by the fair value of the bifurcated derivative liability as of October 31, 2019 (Successor) of $470.3 million, resulting in an initial value of $148.6 million. The difference between (a) the carrying value of the embedded derivative of $270.8 million plus the carrying value of the Preferred Stock Host of $148.6 million and (b) the fair value of the Old Bristow Common Stock of $270.7 million paid as consideration for the Old Bristow Preferred Stock was recognized in retained earnings because the fair value of the Old Bristow Common Stock was less than the combined carrying values of the Old Bristow Preferred Stock host and embedded derivative.
Prior to the Merger, there were 11,092,845 shares of Old Bristow Common Stock and 6,725,798 shares of Old Bristow Preferred Stock issued and outstanding. As described in Note 7 to the condensed consolidated financial statements, Old Bristow repurchased certain shares of Old Bristow Common Stock and shares of Old Bristow Preferred Stock immediately prior to the conversion of the Old Bristow Preferred Stock into Old Bristow Common Stock. The repurchase was accounted for in the same manner as the share conversion and included in the calculation described above. The Old Bristow Preferred Stock was converted into Old Bristow Common Stock at a rate of 5.179562 shares of Old Bristow Common Stock for each share of Old Bristow Preferred Stock.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Old Bristow Common Stock was then subsequently exchanged for the Combined Company Common Stock, resulting in a total of 24,195,693 shares of Combined Company Common Stock issued to legacy Old Bristow stockholders. This resulted in a total of 30,882,471 shares of Combined Company Common Stock issued and outstanding immediately after consummation of the Merger. Upon the closing of the Merger, 217,899 shares of restricted stock awards and 145,263 stock options to purchase common stock for certain employees, related to Old Bristow employees, were canceled as a result of separation from the Combined Company. Upon the closing of the Merger, vesting of 145,604 shares of restricted stock awards, related to the Combined Company’s employees were also accelerated.
Earnings per Share
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share excludes options to purchase common shares and restricted stock awards, which were outstanding during the period but were anti-dilutive, as follows (in thousands, except share and per shares amounts):

Successor
Three Months Ended June 30, 2020
Income (loss):
Net income attributable to Bristow Group Inc.	$71,477
Less: PIK dividends (1)	(12,039)
Plus: Deemed contribution from conversion of preferred stock	144,986
Income available to common stockholders – basic	$204,424
Less: Preferred stock adjustments	(3,377)
Income available to common stockholders – diluted	$201,047
Shares:
Weighted average number of common shares outstanding – basic	11,102,611
Net effect of dilutive preferred stock	27,885,917
Weighted average number of common shares outstanding – diluted(2)	38,988,528

Earnings per common share - basic	$18.41
Earnings per common share - diluted	$5.16
___________________________

(1)	See “Stockholders’ Investment, Common Stock and Preferred Stock” above for further details on PIK dividends.

(2)	Excludes weighted average common shares of 1,676,354 for the three months ended June 30, 2020 (Successor), for certain share awards as the effect of their inclusion would have been antidilutive.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table shows the computation of basic and diluted earnings per share:

Predecessor
Three Months Ended June 30, 2019
Loss (in thousands):
Loss available to common stockholders – basic	$(169,246)
Loss available to common stockholders – diluted	$(169,246)
Shares:
Weighted average number of common shares outstanding – basic	35,918,916
Net effect of dilutive stock options and restricted stock awards based on the treasury stock method	—
Weighted average number of common shares outstanding – diluted (3)(4)	35,918,916

Basic loss per common share	$(4.71)
Diluted loss per common share	$(4.71)
_____________________

(3)
Excludes weighted average common shares of 3,881,347 for the three months ended June 30, 2019 (Predecessor), for certain share awards as the effect of their inclusion would have been antidilutive. The Old Bristow Preferred Stock is not included on an if-converted basis under diluted earnings per common share because the conversion of the shares would be anti-dilutive.

(4)
Potentially dilutive shares issuable pursuant to the warrant transactions entered into concurrently with the issuance of the Combined Company’s 4½% Convertible Senior Notes (the “Warrant Transactions”) were not included in the computation of diluted income per share for the three months ended June 30, 2019, because to do so would have been anti-dilutive. For further details on the Warrant Transactions, see Note 5 in the fiscal year 2019 condensed consolidated financial statements.

Accumulated Other Comprehensive Loss
The following table sets forth the changes in the balances of each component of accumulated other comprehensive loss (in thousands):

	Successor
	Currency Translation Adjustments	Pension Liability Adjustments (1)	Unrealized gain (loss) on cash flow hedges (2)	Total
Balance as of March 31, 2020	$(16,440)	$6,389	$1,410	$(8,641)
Other comprehensive income before reclassification	3,159	—	(427)	2,732
Reclassified from accumulated other comprehensive income	—	—	(454)	(454)
Net current period other comprehensive income	3,159	—	(881)	2,278
Foreign exchange rate impact	53	(53)	—	—
Balance as of June 30, 2020	$(13,228)	$6,336	$529	$(6,363)

___________________________

(1)	Reclassification of amounts related to pension liability adjustments are included as a component of net periodic pension cost.

(2)	Reclassification of amounts related to cash flow hedges were included as direct costs.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 14 — SEGMENT INFORMATION
The Company conducts business in one segment: aviation services. The aviation services global operations include four regions as follows: Europe Caspian, Africa, Americas and Asia Pacific. The Europe Caspian region comprises all of the Company’s operations and affiliates in Europe and Central Asia, including Norway, the U.K. and Turkmenistan. The Africa region comprises all of the Company’s operations and affiliates on the African continent, including Nigeria and Egypt. The Americas region comprises all of the Company’s operations and affiliates in North America and South America, including Brazil, Canada, Colombia, Guyana, Suriname, Trinidad and the U.S. Gulf of Mexico. The Asia Pacific region comprises all of the Company’s operations and affiliates in Australia and Southeast Asia. Prior to the sale of BHLL and Aviashelf during the three months ended June 30, 2019 (Predecessor), the Company had operations in Sakhalin, Russia which is included in the Asia Pacific region. Prior to the sale of Eastern Airways on May 10, 2019 (Predecessor), the Company had fixed wing operations in the Europe Caspian region.
The following tables show region information reconciled to consolidated totals, and prepared on the same basis as the Company’s condensed consolidated financial statements (in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Region revenue from external customers:
Europe Caspian	$166,993	$188,594
Africa	31,722	49,516
Americas	59,114	56,990
Asia Pacific	12,258	37,811
Corporate and other	106	265
Total region revenue (1)	$270,193	$333,176
Intra-region revenue:
Europe Caspian	$2	$1,044
Africa	—	122
Americas	342	1,311
Asia Pacific	—	44
Corporate and other	—	—
Total intra-region revenue	$344	$2,521
Consolidated revenue:
Europe Caspian	$166,995	$189,638
Africa	31,722	49,638
Americas	59,456	58,301
Asia Pacific	12,258	37,855
Corporate and other	106	265
Intra-region eliminations	(344)	(2,521)
Total consolidated revenue (1)	$270,193	$333,176
_____________
(1)    The above table represents disaggregated revenue from contracts with customers except for the following (in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Region revenue from external customers:
Europe Caspian	$342	$304
Africa	—	—
Americas	9,011	7,983
Asia Pacific	74	81
Corporate and other	1,361	—
Total region revenue	$10,788	$8,368

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Successor	Predecessor
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe Caspian	$25	$171
Americas	(2,003)	2,176
Total earnings from unconsolidated affiliates, net of losses – equity method investments	$(1,978)	$2,347

Consolidated operating income (loss):
Europe Caspian	$27,312	$11,807
Africa	4,849	7,745
Americas	(13,002)	3,568
Asia Pacific	(1,528)	(12,434)
Corporate and other	(37,032)	(28,641)
Gain (loss) on disposal of assets	5,522	(3,787)
Total consolidated operating income (loss)	$(13,879)	$(21,742)

Depreciation and amortization:
Europe Caspian	$8,212	$12,439
Africa	1,317	4,991
Americas	2,955	6,880
Asia Pacific	2,006	3,721
Corporate and other	1,866	3,308
Total depreciation and amortization	$16,356	$31,339

	Successor
	June 30, 2020	March 31, 2020
Identifiable assets:
Europe Caspian	$1,189,661	$1,096,022
Africa	230,010	235,165
Americas	605,188	319,015
Asia Pacific	123,234	166,229
Corporate and other (2)	103,698	128,830
Total identifiable assets	$2,251,791	$1,945,261

Investments in unconsolidated affiliates – equity method investments:
Europe Caspian	$597	$575
Americas	55,578	76,483
Total investments in unconsolidated affiliates – equity method investments	$56,175	$77,058

_____________

(2)
Includes $6.8 million and $7.8 million of construction in progress within property and equipment on the Company’s condensed consolidated balance sheets as of June 30 and March 31, 2020 (Successor) , respectively, which primarily represents aircraft modifications and other miscellaneous equipment, tooling and building improvements currently in progress.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as Old Bristow’s Financial Statements for the fiscal year ended March 31, 2020 (the “fiscal year 2020 Financial Statements”) and the related MD&A filed as exhibits to the Company’s Current Reports on Form 8-K filed on June 17, 2020 and July 1, 2020, (the “MD&A 8-K”), respectively. In the discussion that follows, the terms “Current Quarter” and “Comparable Quarter” refer to the three months ended June 30, 2020 and 2019, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2021 is referred to as “fiscal year 2021.”
Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements about our future business, strategy, operations, capabilities and results: financial projections: plans and objectives of our management: expected actions by us and by third parties, including our customers, competitors, vendors and regulators: and other matters. Some of the forward-looking statements can be identified by the use of words such as “believes”, “belief”, “forecasts”, “expects”, “plans”, “anticipates”, “intends”, “projects”, “estimates”, “may”, “might”, “will”, “would”, “could”, “should” or other similar words; however, all statements in this Quarterly Report, other than statements of historical fact or historical financial results, are forward-looking statements.
Our forward-looking statements reflect our views and assumptions on the date we are filing this Quarterly Report regarding future events and operating performance. We believe that they are reasonable, but they involve significant known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. Accordingly, you should not put undue reliance on any forward-looking statements.
You should consider the following key factors when evaluating these forward-looking statements:

•
the COVID-19 pandemic and related economic repercussions have resulted, and may continue to result, in a decrease in the price of and demand for oil, which has caused, and may continue to cause, a decrease in the demand for our services;

•	expected cost synergies and other financial or other benefits of the Merger might not be realized within the expected time frames, might be less than projected or may not be realized at all;

•	the ability to successfully integrate the operations, accounting and administrative functions of Era and Old Bristow;

•	managing a significantly larger company than before the completion of the Merger;

•	diversion of management time on issues related to integration of the Company;

•	the increase in indebtedness as a result of the Merger;

•
operating costs, customer loss and business disruption following the Merger, including, without limitation, difficulties in maintaining relationships with employees and customers, may be greater than expected;

•	our reliance on a limited number of customers and the reduction of our customer base as a result of bankruptcies or consolidation;

•	the possibility that we may be unable to maintain compliance with covenants in our financing agreements;

•	fluctuations in worldwide prices of and demand for oil and natural gas;

•	fluctuations in levels of oil and natural gas exploration, development and production activities;

•	fluctuations in the demand for our services;

•	the possibility that we may impair our long-lived assets, including goodwill, inventory, property and equipment and investments in unconsolidated affiliates;

•	our ability to implement operational improvement efficiencies with the objective of rightsizing our global footprint and further reducing our cost structure;

•
the possibility of significant changes in foreign exchange rates and controls, including as a result of voters in the U.K. having approved the exit of the U.K. (“Brexit”) from the European Union (“E.U.”);

•	the impact of continued uncertainty surrounding Brexit negotiations;

•	potential effects of increased competition;

•	the inability to remediate the material weaknesses identified in internal controls over financial reporting relating to our monitoring control processes;

•	the possibility that we may be unable to re-deploy our aircraft to regions with greater demand;

•	the possibility of changes in tax and other laws and regulations;

•	the possibility that we may be unable to dispose of older aircraft through sales into the aftermarket;

•	general economic conditions, including the capital and credit markets;

•	the possibility that segments of our fleet may be grounded for extended periods of time or indefinitely;

•	the existence of operating risks inherent in our business, including the possibility of declining safety performance;

•	the possibility of political instability, war or acts of terrorism in any of the countries where we operate;

•
the possibility that reductions in spending on aviation services by governmental agencies could lead to modifications of our search and rescue (“SAR”) contract terms with the UK government, our contracts with the BSEE or delays in receiving payments under such contracts; and

•	our reliance on a limited number of helicopter manufacturers and suppliers.
The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please see the risks and uncertainties described in the Company’s joint proxy and consent solicitation statement/prospectus (File No. 333-237557), filed with the SEC on May 5, 2020 (the “Joint Proxy Statement/Prospectus”) under the heading “Risk Factors” and Part II Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.
All forward-looking statements in this Quarterly Report are qualified by these cautionary statements and are only made as of the date of this Quarterly Report. We do not undertake any obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Overview
Bristow Group Inc. is the leading global provider of innovative vertical flight solutions. We primarily provide aviation services to a broad base of major integrated, national and independent offshore energy companies. We provide commercial search and rescue (“SAR”) services in Canada, Guyana, Norway, Suriname, Trinidad and the United States (“U.S.”) and public sector SAR services in the United Kingdom (“U.K.”) on behalf of the Maritime & Coastguard Agency (“MCA”). Additionally, we offer other ad hoc helicopter and fixed wing transportation services. Our customers charter our helicopters primarily to transport personnel between onshore bases and offshore production platforms, drilling rigs and other installations. To a lesser extent, our customers also charter our helicopters to transport time-sensitive equipment to these offshore locations.
Our core business of providing aviation services to leading global oil and gas companies and public and private sector SAR services, as well as other fixed wing transportation and ad hoc services, provides us with geographic and customer diversity which helps mitigate risks associated with a single market or customer. We currently have customers in Australia, Brazil, Canada, Chile, Colombia, Guyana, India, Mexico, Nigeria, Norway, Spain, Suriname, Trinidad, the U.K. and the U.S.
Certain of our operations are subject to seasonal factors. For example, operations in the U.S. Gulf of Mexico are often at their highest levels from April to September, as daylight hours increase, and are at their lowest levels from December to February, as daylight hours decrease.
Recent Developments
Merger Involving Bristow Group Inc. and Era Group Inc.
On January 23, 2020, Era, Merger Sub and Old Bristow entered into the Merger Agreement.   On June 11, 2020, the Merger contemplated by the Merger Agreement was consummated and Merger Sub merged with and into Old Bristow, with Old Bristow continuing as the surviving corporation and as a direct wholly owned subsidiary of Era. Following the Merger, Era changed its name to Bristow Group Inc. and Old Bristow changed its name to Bristow Holdings U.S. Inc.
The Merger was accounted for as an acquisition by Old Bristow of Era even though Era was the legal acquirer and remains the ultimate parent of the Company. As a result, upon the closing of the Merger, Old Bristow’s historical financial statements replaced Era’s historical financial statements for all periods prior to the completion of the  Merger, and the financial condition, results of operations, comprehensive income and cash flows of Era have been included in those financial statements since June 12, 2020. Therefore, any information in this MD&A that is presented as of dates or for periods prior to the completion of the Merger, relates only to Old Bristow, and not the Company. Effective upon the closing of the Merger, the Company changed its fiscal year-end from December 31 to March 31, to correspond with Old Bristow’s fiscal year-end.
For pro forma condensed consolidated financial statements of the Company giving effect to the Merger, refer to the unaudited pro forma condensed combined financial information filed as Exhibit 99.2 to our Current Report on Form 8-K filed on June 17, 2020.
Impairment of Líder
In June 2020, upon evaluation of our investment in Líder Táxi Aéreo S.A. (“Líder”), an unconsolidated affiliate in Brazil, we recognized a non-cash impairment charge of $18.7 million. The Company initiated a partial dissolution process to exit its equity investment in Lider in July 2020. As a result of this process, the Company will no longer be a shareholder of Líder as of August 30, 2020.  The amount payable to the Company for its equity interests will be governed by the partial dissolution process set forth under the Brazilian Constitution.

COVID-19
The COVID-19 pandemic has resulted in a global crisis, with many countries placing restrictions on national and international travel and instituting other measures, including, among other things, reducing or eliminating public gatherings by placing limits on such events, shuttering non-essential stores and services, encouraging voluntary quarantines and imposing involuntary quarantines, in an effort to reduce and slow the spread of COVID-19. The long-term impact of COVID-19 on the global economy is not yet known, but it has had a significant influence on economic activity and likely will continue to have a significant impact on the global economy in the near-to-medium-term especially in light of recent resurgences of the virus, which in turn can cause volatility in oil and natural gas prices. Financial markets have experienced significant volatility.
The outbreak of COVID-19 caused a significant decrease in oil and natural gas prices in the first half of 2020 resulting from demand weakness and oversupply, which has adversely affected demand for our services. Ongoing economic repercussions of the COVID-19 pandemic may further depress the oil and gas market in the future, which may lead to additional decreases in capital spending by oil and natural gas companies. While the decrease in demand for our services resulting from the pandemic and the oil and natural gas price environment has not had a material impact on our results of operation or financial condition to date, if our oil and natural gas customers were to further curtail capital spending or otherwise seek to reduce spending on offshore oil and natural gas production, exploration and development, it could result in a material adverse effect on our results of operation or financial condition.

Together with our customers, we have implemented several measures at our bases, based upon guidance from local public health authorities, to help protect employees and customers, including, but not limited to, measures to restrict access to sites, medical screenings/questionnaires prior to all flights, enhanced sanitization of aircraft and equipment, modification of aircraft and special protocols on travel and passenger transport, and we are also monitoring developments that may require or cause us to modify actions as appropriate. Many of our employees are deemed “essential” in the regions in which they operate and are therefore may continue performing their jobs notwithstanding guidance or orders of general applicability issued by governments requiring businesses to close, persons to shelter in place, borders to close and other similar actions. In addition, we have developed and are offering customers COVID-19 medevac transport in certain regions.
During the quarter ended June 30, 2020 (Successor), the Australian government implemented significant travel restrictions within Australia and to and from Australia, severely impacting Airnorth operations in addition to the reduction in general aviation activity due to COVID-19 concerns. Airnorth provides fixed wing transportation services through regular passenger transport (scheduled airline service with individual ticket sales) and charter services. As a result, we made significant changes to the near-term forecasted Airnorth cash flows, which are considered, along with the future uncertainty of longer-term forecasted cash flows, to be an indicator of impairment for the Airnorth asset group. We estimated future undiscounted cash flows to test the recoverability of the Airnorth asset group, requiring us to use significant unobservable inputs, including assumptions related to projected demand for services and rates. Given the uncertainty of the future forecasted cash flows, we prepared a probability weighted scenario analysis. The analysis resulted in a determination that the Airnorth asset group was recoverable based on the comparison of the undiscounted cash flows to the carrying value of the asset group at June 30, 2020 (Successor). We will continue to monitor the impacts of the COVID-19 global pandemic on Airnorth operations and update this analysis should changes in facts and circumstances indicate a potential lack of recoverability in future periods.
Our Humberside Airport operations were similarly impacted by the COVID-19 global pandemic during the quarter ended June 30,2020 (Successor). Humberside Airport is an airport located near Humberside, England, which provides airport and related services to global and regional airlines. As a result of COVID-19, a significant customer temporarily suspended flight services into the airport, which was in addition to the decline in general aviation activity being experienced by all airlines and airports globally. We have made significant changes to the near-term forecasted Humberside Airport cash flows, which are considered, along with the future uncertainty of longer-term forecasted cash flows, to be an indicator of impairment for the Humberside Airport asset group. We estimated future undiscounted cash flows to test the recoverability of the Humberside Airport asset group, requiring us to use significant unobservable inputs, including assumptions related to projected demand for services and rates. Given the uncertainty of the future forecasted cash flows, we prepared a probability weighted scenario analysis. The analysis resulted in a determination that the Humberside Airport asset group was recoverable based on the comparison of the undiscounted cash flows to the carrying value of the asset group at June 30,2020 (Successor). We will continue to monitor the impacts of the COVID-19 global pandemic on the Humberside Airport operations and update this analysis should changes in facts and circumstances indicate a potential lack of recoverability in future periods.
Our oil and gas operations have experienced a reduction in flight hours during the quarter ended June 30, 2020 (Successor), and we expect to continue to experience a reduction in flight hours and aircraft on contract in future periods as a result of the aforementioned global events. As a result, we made changes to the near-term forecasted oil and gas cash flows, which are considered, along with the future uncertainty of longer-term forecasted cash flows, to be an indicator of impairment for our oil and gas related property and equipment (the “oil and gas asset group”). We estimated future undiscounted cash flows to test the recoverability of the oil and gas asset group, requiring us to use significant unobservable inputs, including assumptions related to projected demand for services and rates. Given the uncertainty of the future forecasted cash flows, we prepared a scenario analysis providing for several potential estimated impacts in order to ensure the reasonableness of Bristow’s undiscounted cash flow analysis. The analysis resulted in a determination that the oil and gas asset group was recoverable based on the comparison of the undiscounted cash flows to the carrying value of the asset group at June 30, 2020 (Successor). We will continue to monitor the impacts of the COVID-19 global pandemic and changes in the global energy markets on oil and gas operations and update this analysis should changes in facts and circumstances indicate a potential lack of recoverability in future periods.
Líder Táxi Aéreo S.A. (“Líder”), an unconsolidated affiliate of ours, indicated it experienced a decline in activity as a result of the aforementioned events and also indicated an expected decline in future business opportunities in its market as a result of the decline in oil prices leading to an evaluation of the investment for other-than-temporary impairment. As a result of the Merger, we may be required to dispose of our investment in Líder. This fact indicates we may not be able to hold the investment in Líder for the time period required to experience a recovery in the financial results of Líder necessary to assert there has been no other-

than-temporary impairment in the investment at June 30, 2020 (Successor). As a result, Bristow recorded a $18.7 million impairment to its investment in Líder during the quarter ended June 30,2020 (Successor).

Fleet Information
As of June 30, 2020 (Successor), the aircraft in our fleet were as follows:

	Number of Aircraft
	Consolidated Affiliates
	Operating Aircraft
Type	Owned Aircraft	Leased Aircraft (1)	Aircraft Held For Sale	Consolidated Aircraft	Maximum Passenger Capacity
Heavy Helicopters:
S-92A	35	32	—	67	19
S-92A U.K. SAR	3	7	—	10	19
H225	2	—	10	12	19
AW189	6	1	—	7	16
AW189 U.K. SAR	11	—	—	11	16
	57	40	10	107
Medium Helicopters:
AW139	53	8	—	61	12
S-76 C+/C++	40	—	—	40	12
S-76D	10	—	—	10	12
B212	3	—	—	3	12
B412	—	—	2	2	13
	106	8	2	116
Light—Twin Engine Helicopters:
AW109	6	—	—	6	7
EC135	10	—	—	10	6
BO 105	2	—	—	2	4
	18	—	—	18
Light—Single Engine Helicopters:
AS350	17	—	—	17	4
AW119	13	—	—	13	7
B407	19	—	—	19	6
	49	—	—	49
Fixed wing	7	5	3	15
UAV	—	2	—	2
Total	237	55	15	307

The chart below presents the number of aircraft in our fleet and their distribution among the region as of June 30, 2020 (Successor), the number of helicopters which we had on order as of June 30, 2020 (Successor), and the percentage of operating revenue which each of our regions provided during the Current Quarter. For additional information regarding our commitments and options to acquire aircraft, see Note 9 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Percentage of Current Quarter Operating Revenue	Helicopters				UAV	Fixed Wing (1)
		Heavy	Medium	Light Twin	Light Single			Total (2) (4)
Europe Caspian	61%	75	12	—	4	2	—	93
Africa	12%	7	25	—	—	—	3	35
Americas	22%	24	74	18	45	—	—	161
Asia Pacific	5%	1	5	—	—	—	12	18
Total	100%	107	116	18	49	2	15	307
Aircraft not currently in fleet:
On order		3	—	5	—	—	3	11
_____________

(1)	Airnorth operates a total of 12 fixed wing aircraft, which are included in the Asia Pacific region.

(2)	The average age of our helicopter fleet was approximately twelve years as of June 30, 2020 (Successor).

(3)	Includes 55 leased aircraft as follows:

	Successor
	Leased Aircraft in Consolidated Fleet
	Helicopters				UAV	Fixed Wing
	Heavy	Medium	Light Twin	Light Single			Total
Europe Caspian	31	1	—	—	2	—	34
Africa	3	1	—	—	—	2	6
Americas	6	4	—	—	—	—	10
Asia Pacific	—	2	—	—	—	3	5
Total	40	8	—	—	2	5	55

Results of Operations
The following table presents our operating results and other statement of operations information for the applicable periods (in thousands, except percentages):

	Successor	Predecessor	Favorable (Unfavorable)
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Revenue:
Operating revenue	$261,508	$316,576	$(55,068)	(17.4)%
Reimbursable revenue	8,685	16,600	(7,915)	(47.7)%
Total revenues	270,193	333,176	(62,983)	(18.9)%

Costs and expense:
Operating expense	190,436	257,759	67,323	26.1%
Reimbursable expense	8,648	16,134	7,486	46.4%
Pre-petition restructuring charges	—	13,476	13,476	N/A
Depreciation and amortization	16,356	31,339	14,983	47.8%
General and administrative	52,943	34,770	(18,173)	(52.3)%
Total costs and expenses	268,383	353,478	85,095	24.1%

Loss on impairment	(19,233)	—	(19,233)	N/A
Gain (loss) on disposal of assets	5,522	(3,787)	9,309	N/A
Earnings (losses) from unconsolidated affiliates, net	(1,978)	2,347	(4,325)	N/A

Operating loss	(13,879)	(21,742)	7,863	N/A

Interest income	262	387	(125)	(32.3)%
Interest expense	(12,504)	(26,708)	14,204	(53.2)%
Reorganization items, net	—	(76,356)	76,356	N/A
Gain on sale of subsidiaries	—	(56,303)	56,303	N/A
Change in fair value of preferred stock derivative liability	15,416	—	15,416	N/A
Bargain purchase gain	75,433	—	75,433	N/A
Other income (expense), net	3,386	(3,873)	7,259	N/A
Total other income (expense)	81,993	(162,853)	244,846	N/A
Income (loss) before benefit for income taxes	68,114	(184,595)	252,709	N/A
Benefit for income taxes	3,290	15,507	(12,217)	N/A

Net income (loss)	71,404	(169,088)	240,492	N/A
Net (income) loss attributable to noncontrolling interests	73	(158)	231	N/A
Net income (loss) attributable to Bristow Group Inc.	$71,477	$(169,246)	$240,723	N/A

Operating margin	(5.3)%	(6.9)%	1.6%	N/A

Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the applicable periods (in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Favorable (Unfavorable)
Oil and gas:
Europe Caspian	$105,724	$111,891	$(6,167)	(5.5)%
Americas	58,160	56,036	2,124	3.8%
Africa	30,015	42,835	(12,820)	(29.9)%
Asia Pacific	2,703	14,152	(11,449)	(80.9)%
Total oil and gas	196,602	224,914	(28,312)	(12.6)%
UK SAR Services	52,622	56,079	(3,457)	(6.2)%
Fixed Wing Services	11,559	35,318	(23,759)	(67.3)%
Other	725	265	460	173.6%
	$261,508	$316,576	$(55,068)	(17.4)%
Current Quarter compared to Prior Year Quarter
Operating Revenues. Operating revenues were $55.1 million lower in the three months ended June 30, 2020 (the "Current Quarter") compared to the three months ended June 30, 2019 (the "Prior Year Quarter").
Operating revenues from oil and gas operations were $28.3 million lower in the Current Quarter.
Operating revenues from oil and gas operations in the Europe Caspian region were $6.2 million lower in the Current Quarter. Revenues in Norway decreased $9.8 million primarily due to lower utilization and the weakening of the Norwegian krone relative to the U.S. dollar. This decrease was partially offset by an increase in revenues in the U.K. of $3.6 million primarily due to an increase in utilization resulting from the commencement of short-term contracts, partially offset by lower utilization on existing customer contracts and the weakening of the British pound sterling relative to the U.S. dollar.
Operating revenues from oil and gas operations in the Americas were $2.1 million higher in the Current Quarter primarily due to the addition of legacy Era’s operations upon conclusion of the Merger and an increase in search and rescue flight hours. These increases were partially offset by lower utilization of small and medium helicopters in the U.S. Gulf of Mexico and Trinidad.
Operating revenues from oil and gas operations in Africa were $12.8 million lower primarily due to lower utilization.
Operating revenues from oil and gas operations in the Asia Pacific region decreased by $11.4 million. The Prior Year Quarter included revenues of $5.6 million related to a business that was sold in the Prior Year Quarter. Revenues in Australia decreased $5.7 million primarily due to lower utilization.
Operating revenues from U.K. SAR services were $3.5 million lower in the Current Quarter primarily due to the weakening of the British pound sterling relative to the U.S. dollar and fewer flight hours.
Operating revenues from fixed wing services decreased by $23.8 million in the Current Quarter. Fixed wing services in the Prior Year Quarter included revenues from Eastern Airways, which was sold during the Prior Year Quarter, of $10.0 million. Revenues from fixed wing services in Australia and Africa were $10.9 million and $2.9 million lower, respectively, primarily due to lower utilization related to COVID-19.
Operating Expenses. Operating expenses were $67.3 million lower in the Current Quarter. Lease costs were $20.5 million lower in the Current Quarter primarily due to aircraft lease rejections in the Chapter 11 Cases prior to the Current Quarter and the absence of $10.8 million in net lease return costs incurred in the Prior Year Quarter. Personnel costs were $10.9 million lower primarily due to a reduction in headcount and the sale of Eastern Airways during the Prior Year Quarter, partially offset by an increase in personnel costs as a result of the increased headcount due to the Merger. Fuel expense was $11.6 million lower primarily due to a decrease in flight hours and a lower average fuel price. Maintenance costs were $8.3 million lower primarily due to lower power-by-the-hour ("PBH") expense related to fewer flight hours, partially offset by an increase in PBH amortization costs related to the recognition of a PBH asset as a result of fresh-start accounting. Insurance costs were $1.8 million lower in the Current Year Quarter primarily due to helicopter lease returns during and subsequent to the Prior Year Quarter. Other direct costs decreased $14.2 million, of which $4.3 million was due to the absence of Eastern Airways and the remaining decrease was primarily due to the decrease in activity, including lower travel and freight costs.
Pre-Petition Restructuring Charges. In the Prior Year Quarter, we incurred $13.5 million in professional fees prior to the petition date related to the Chapter 11 Cases.

General and Administrative. General and administrative expenses were $18.2 million higher in the Current Quarter primarily due to professional services fees and severance costs related to the Merger.
Depreciation and Amortization. Depreciation and amortization expense decreased by $15.0 million in the Current Quarter primarily due to the revaluation of assets in connection with our adoption of fresh-start accounting. We recorded all property and equipment at fair value upon emergence from Chapter 11 and made certain changes to the useful lives and salvage value of our assets.
Loss on Impairment. During the Current Quarter, we recognized a loss on impairment of our investment in Líder of $18.7 million and inventory impairment of $0.5 million.
Gain (Loss) on Disposal of Assets. During the Current Quarter, we sold one heavy helicopter resulting in gains of $5.5 million. During the Prior Year Quarter, we sold one medium helicopter, a fixed wing aircraft and other equipment resulting in losses of $3.8 million.
Earnings from Unconsolidated Affiliates, net of Losses. During the Current Quarter, we recognized losses of $2.0 million from our equity investments compared to gains of $2.3 million in the Prior Year Quarter. The losses in the Current Quarter were primarily due to increased losses from our investment in Líder.
Operating Income (Loss). Operating loss as a percentage of revenues was 5.3% in the Current Quarter compared to 6.9% in the Prior Year Quarter. Operating loss in the Prior Year Quarter was primarily due to pre-petition restructuring costs, the recognition of lease return costs and the loss on disposal of assets, partially offset by net earnings from unconsolidated affiliates. Operating loss in the Current Quarter was primarily due to loss on impairment of our investment in Líder.
Interest Expense. Interest expense was $14.2 million lower in the Current Year Quarter primarily due to lower debt balances and the absence of the amortization of deferred financing fees as these fees were written-off as a result of Chapter 11. These decreases were partially offset by increased debt discount amortization related to the fair valuing of debt as a result of fresh-start accounting.
Reorganization Items, net. Reorganization items incurred in the Prior Year Quarter related to the Chapter 11 Cases and consisted of the write-off of debt discount of $30.2 million, lease termination costs of $26.1 million, professional fees of $15.5 million and the write-off of deferred financing costs of $4.6 million.
Loss on sale of Subsidiaries. During the Prior Year Quarter, we sold two subsidiaries, Eastern Airways and Aviashelf, resulting in losses of $46.9 million and $9.5 million, respectively.
Change in Fair Value of Preferred Stock Derivative. During the Current Quarter, we recognized a benefit of $15.4 million related to a decrease in the fair value of preferred stock derivative.
Gain on Bargain Purchase. During the Current Quarter, we recognized a bargain purchase gain of $75.4 million related to the Merger. The net tangible and intangible assets acquired, and liabilities assumed in connection with the Merger, were recorded at their acquisition date fair values.  The excess of the fair value of Era’s identified assets acquired and liabilities assumed was recognized as a gain.
Other Income (Expense), net. Other income (expense), net consisted of the following (in thousands):

	Successor	Predecessor	Favorable (Unfavorable)
	Current Quarter	Prior Year Quarter

Foreign currency gains (losses) by region:
Europe Caspian	$359	$(3,824)	$4,183
Africa	(840)	(233)	(607)
Americas	(1,101)	326	(1,427)
Asia Pacific	3,794	(270)	4,064
Corporate and other	(838)	1,071	(1,909)
Foreign currency gains (losses)	1,374	(2,930)	4,304
Pension-related costs	860	(952)	1,812
Other	1,152	9	1,143
Other income (expense), net	$3,386	$(3,873)	$7,259
Transaction gains and losses represent the revaluation of monetary assets and liabilities from the currency that will ultimately be settled into the functional currency of the legal entity holding the asset or liability. The most significant items revalued are denominated in U.S. dollars on entities with British pound sterling and Nigerian naira functional currencies and denominated in British pound sterling on entities with U.S. dollar functional currencies with transaction gains or losses primarily resulting from the strengthening or weakening of the U.S. dollar versus those other currencies.

Income Tax Benefit (Expense).
The Company’s effective tax rate was (4.8)% and 8.4% during the Current Quarter and Prior Year Quarter, respectively. The change in the Company’s effective tax rate excluding discrete items for the Current Quarter compared to the Prior Year Quarter primarily related to changes in the blend of earnings taxed in relatively high taxed jurisdictions versus low taxed jurisdictions, releases of valuation allowances on the Company’s net operating losses in certain foreign jurisdictions and nondeductible professional fees related to the Merger.
Liquidity and Capital Resources
General
Our ongoing liquidity requirements arise primarily from working capital needs, meeting our capital commitments (including the purchase of helicopters and other equipment) and the repayment of debt obligations. In addition, we may use our liquidity to fund acquisitions, repay debt, repurchase shares or debt securities or make other investments. Our primary sources of liquidity are cash balances and cash flows from operations and, from time to time, we may obtain additional liquidity through the issuance of equity or debt or other financing options or through asset sales.
Summary of Cash Flows

	Successor	Predecessor
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$(6,866)	$(36,762)
Investing activities	149,052	(27,113)
Financing activities	(78,194)	59,748
Effect of exchange rate changes on cash, cash equivalents and restricted cash	302	1,840
Net increase (decrease) in cash, cash equivalents and restricted cash	$64,294	$(2,287)
Operating Activities
Net cash flows used in operating activities were $6.9 million and $36.8 million during the Current Quarter and Comparable Quarter, respectively. During the Current Quarter, changes in working capital used cash flows of $29.3 million, primarily due to a decrease in accrued liabilities. During the Comparable Quarter, changes in working capital used cash flows of $4.7 million primarily due to a an increase in accounts receivable and other assets partially offset by an increase in accounts payable and other accrued liabilities.
Investing Activities
During the Current Quarter, net cash provided by investing activities was $149.1 million primarily as follows:
•Increase in cash from the Merger of $120.2 million,
•Non-refundable deposits on assets held for sale of $20.0 million, and
•Proceeds of $11.7 million from the sale or disposal of one aircraft and certain other equipment, partially offset by
•Capital expenditures of $2.8 million.
During the Comparable Quarter, net cash used in investing activities was $27.1 million primarily as follows:

•	Net payments of $22.9 million for the disposal of Eastern Airways, BHLL and Aviashelf, and

•	Capital expenditures of $7.4 million, partially offset by
•Proceeds of $3.2 million from the sale or disposal of two aircraft and certain other equipment.
Financing Activities
During the Current Quarter, net cash used in financing activities was $78.2 million primarily as follows:
•Net repayments of debt and redemption premiums were $73.4 million, and

•Share repurchases of $4.8 million.
During the Comparable Quarter, net cash provided by financing activities was $59.7 million primarily as follows:
•Borrowings under the Term Loan Agreement were $75.6 million,
•Debt issuance costs of $10.0 million, and
•Net repayments of debt were $5.8 million.
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
Our availability of long-term liquidity is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, debt service, capital expenditures and a reasonable return on investment. While the COVID-19 pandemic, in general, and the related decrease in oil and natural gas prices, more specifically, have not had a material impact on our liquidity, a sustained environment of depressed oil and natural gas prices could affect capital spending for offshore oil and gas exploration, drilling and production, which in turn could affect our business and liquidity. As of June 30, 2020, we had $259.9 million of unrestricted cash and $38.8 million of remaining availability under our amended asset-backed revolving credit facility (the “ABL Facility”) for total liquidity of $298.7 million. Borrowings under the amended ABL Facility are subject to certain conditions and requirements.
As of June 30, 2020, approximately 43% of our total cash balance was held outside the U.S. and is generally used to meet the liquidity needs of our non-U.S. operations. Most of our cash held outside the U.S. could be repatriated to the U.S., and any such repatriation could be subject to additional taxes. If cash held by non-U.S. operations is required for funding operations in the U.S., we may make a provision for additional taxes in connection with repatriating this cash, which is not expected to have a significant impact on our results of operations.
The significant factors that affect our overall liquidity include cash from or used to fund operations, capital expenditure commitments, debt service, pension funding, adequacy of bank lines of credit and the Company’s ability to attract capital on satisfactory terms.
We believe we have enough liquidity to weather the current COVID-19 crisis, while continuing to fulfill our debt obligations. Management will continue to closely monitor our liquidity, the credit markets and oil and gas prices.
Debt Obligations
Total debt (excluding unamortized discounts) as of June 30, 2020 (Successor) was $645.8 million. The following table summarizes the contractual maturity dates for our significant debt as of June 30, 2020 (Successor):

Debt	Maturity Date
Promissory notes	December 2020
7.750% Senior Notes	December 15, 2022
Macquarie Debt	March 6, 2023
Lombard Debt	December 29, 2023 and January 30, 2024
PK Air Debt	January 13 and 27, 2025
Currently, we do not believe the conditions caused by COVID-19 will affect our ability to meet the maintenance and other covenants in our debt instruments.
See further discussion of outstanding debt as of June 30, 2020 (Successor) in Note 6 of the condensed consolidated financial statements.

Pension Obligations
As of June 30, 2020 (Successor), we had recorded on our balance sheet a net $13.1 million pension liability related to the Bristow Helicopters Limited and Bristow International Aviation (Guernsey) Limited (“BIAGL”) pension plans. The liability represents the excess of the present value of the defined benefit pension plan liabilities over the fair value of plan assets that existed at that date. The minimum funding rules of the U.K. require the employer to agree to a funding plan with the plans’ trustee for securing that the pension plan has sufficient and appropriate assets to meet its technical provisions liabilities. In addition, where there is a shortfall in assets against this measure, we are required to make scheduled contributions in amounts sufficient to bring the plan up to 100% funded as quickly as can be reasonably afforded. The employer contributions for the main U.K. pension plan for the Combined Fiscal Year 2020, the Predecessor Fiscal Year 2019 and the Predecessor Fiscal Year 2018 were £12.7 million ($16.2 million), £12.7 million ($16.6 million), and £12.8 million ($17.0 million), respectively. See further discussion of pension plans in Note 12 to the condensed consolidated financial statements.
Contractual Obligations and Commercial Commitments
We have various contractual obligations that are recorded as liabilities on our consolidated balance sheet. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities on our consolidated balance sheet such as certain minimum lease payments for the use of property and equipment under operating lease agreements we are contractually committed to make.
As of June 30, 2020, we had unfunded capital commitments of $81.2 million, consisting primarily of agreements to purchase helicopters, including three AW189 heavy helicopters and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered in fiscal year 2022. Delivery dates for the AW169 helicopters have yet to be determined. These commitments are payable beginning in fiscal year 2021 through fiscal year 2022, and all of the commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability to us other than aggregate liquidated damages of $2.1 million. If we do not exercise our rights to cancel these capital commitments, we expect to finance the remaining acquisition costs for these helicopters through a combination of cash on hand, cash provided by operating activities, asset sales and financing options.
In addition, we had outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery in fiscal year 2022 and fiscal year 2023.
We had $15.0 million of other purchase obligations representing non-cancelable PBH maintenance commitments.
Off Balance Sheet Arrangements
On occasion, we and our partners will guarantee certain obligations on behalf of our subsidiaries and affiliates. As of June 30, 2020, we had no such guarantees in place. Letters of credit issued under the ABL Facility in the aggregate face amount of $10.0 million were outstanding on June 30, 2020 (Successor).

Selected Financial Information on Guarantors of Securities
Era Group Inc., renamed Bristow Group Inc. (“the Parent”) upon closing of the Merger, issued its 7.750% Senior Notes due 2022 in a registered exchange offer on June 10, 2013 (the “Registered Notes”). The Registered Notes are fully and unconditionally guaranteed as to payment by a number of subsidiaries of the Parent (collectively, the “Guarantors”). The Parent is a holding company with no significant assets other than the stock of its subsidiaries. In order to meet its financial needs and obligations, the Parent relies exclusively on income from dividends and other cash flow from such subsidiaries. The subsidiary guarantees provide that, in the event of a default on the Registered Notes, the holders of the Registered Notes may institute legal proceedings directly against the Guarantors to enforce the guarantees without first proceeding against the Parent.
None of the non-Guarantor subsidiaries of the Parent are under any direct obligation to pay or otherwise fund amounts due on the Registered Notes or the guarantees, whether in the form of dividends, distributions, loans or other payments. If such subsidiaries are unable to transfer funds to the Parent or Guarantors and sufficient cash or liquidity is not otherwise available, the Parent or Guarantors may not be able to make principal and interest payments on their outstanding debt, including the Registered Notes or the guarantees. We believe the following selected financial information of the Guarantors presents a sufficient financial position of Bristow Group Inc. to continue to fulfill its obligations under the requirements of the Registered Notes. This selected financial information should be read in conjunction with the accompanying condensed consolidated financial statements and notes (amounts shown in thousands).

Successor
June 30, 2020

Current assets	$576,817
Non-current assets	$1,429,049
Current liabilities	$329,645
Non-current liabilities	$631,451

Successor
Three Months Ended June 30, 2020
Total revenues	$52,120
Operating income (expense)	$(23,274)
Net income (loss)	$(6,044)
Net income (loss) attributable to Bristow Group	$(6,055)
Critical Accounting Policies and Estimates
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the MD&A 8-K for a discussion of our critical accounting policies. There have been no material changes to our critical accounting policies and estimates provided in the MD&A 8-K.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
We are subject to certain market risks arising from the use of financial instruments in the ordinary course of business. This risk arises primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk, and interest rates. For additional information about our exposure to market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the MD&A 8-K.
Market Risk
On June 30, 2020, Brent crude oil prices closed at $39.27 per barrel having previously closed at $20.51 per barrel on March 31, 2020, declining from $61.14 per barrel closing price on December 31, 2019. A combination of factors led to this decline and continued volatility, including an increase in low-priced oil from Saudi Arabia supplied into the market coupled with Russia’s position to abstain from participating in the supply reduction agreement with the Organization of the Petroleum Exporting Countries (“OPEC”) and the reduction in demand for oil due to the global COVID-19 pandemic. We are continuing to closely monitor our exposure to this risk and the potential impacts on our business.

Foreign Currency Risk
Our primary foreign currency exposure is to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner, the Nigerian naira and the Brazilian real. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended June 30, 2020	Three Months Ended March 31, 2020
One British pound sterling into U.S. dollars
High	1.28	1.32
Average	1.24	1.28
Low	1.21	1.15
At period-end	1.24	1.24
One euro into U.S. dollars
High	1.14	1.14
Average	1.10	1.10
Low	1.08	1.07
At period-end	1.12	1.10
One Australian dollar into U.S. dollars
High	0.70	0.70
Average	0.66	0.66
Low	0.60	0.58
At period-end	0.69	0.61
One Norwegian kroner into U.S. dollars
High	0.1079	0.1139
Average	0.1000	0.1058
Low	0.0928	0.0856
At period-end	0.1037	0.0952
One Nigerian naira into U.S. dollars
High	0.0026	0.0028
Average	0.0026	0.0027
Low	0.0026	0.0026
At period-end	0.0026	0.0026
One Brazilian real into U.S. dollars
High	0.2043	0.2486
Average	0.1862	0.2258
Low	0.1688	0.1928
At period-end	0.1821	0.1928
______________________
Source: FactSet
Other income (expense), net, in the Company’s condensed consolidated statements of operations includes foreign currency transaction gains and losses as shown in the following table. Earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of the Company’s unconsolidated affiliates as shown in the following table (in thousands):

	Successor
	Three Months Ended June 30, 2020	Three Months Ended March 31, 2020

Foreign currency transaction gains (losses)	1,374	(14,801)
Foreign currency transaction gains (losses) from earnings from unconsolidated affiliates, net of losses	(5,042)	(115)
Transaction gains and losses represent the revaluation of monetary assets and liabilities from the currency that will ultimately be settled into the functional currency of the legal entity holding the asset or liability. The most significant items revalued are denominated in U.S. dollars on entities with British pound sterling and Nigerian naira functional currencies and denominated in British pound sterling on entities with U.S. dollar functional currencies, with transaction gains or losses primarily resulting from the strengthening or weakening of the U.S. dollar versus those other currencies.

Item 4.    Controls and Procedures.
At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of and with the participation of our management, including Christopher S. Bradshaw, our Chief Executive Officer (“CEO”), and Jennifer Whalen, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Due solely to the existence of the material weaknesses described below, our CEO and CFO have concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and that information relating to us (including our consolidated subsidiaries) required to be disclosed is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure
Material Weakness in Internal Control Over Financial Reporting
In connection with its evaluation of internal control over financial reporting for the fiscal years ended March 31, 2018 and 2019, management of Old Bristow identified the following material weaknesses which have not been remediated as of June 30, 2020.
Control Environment. We did not maintain an effective control environment as we had an insufficient complement of resources with an appropriate level of knowledge, expertise and skills commensurate with our financial reporting requirements in certain areas. The material weakness contributed to additional control deficiencies, as we did not maintain effective internal controls over monitoring of debt covenant compliance as described below and certain areas of asset impairment testing including the review of certain key assumptions and asset grouping determinations, none of which resulted in a misstatement of the condensed consolidated financial statements. In addition, we determined the insufficient complement of resources, resulted in an additional material weakness within our Risk Assessment process as described further below. This deficiency was originally identified in the fiscal year ended March 31, 2019.
Risk Assessment. We concluded, as a result of the control environment deficiency above, there exists a material weakness within our risk assessment process, specifically, the process to identify the potential for management override of controls at locations not operating on our centralized enterprise resource planning (“ERP”) system and the process to identify and assess changes that could significantly impact our system of internal control, specifically, changes within our capital structure which resulted in more onerous non-financial debt covenants. This material weakness contributed to additional control deficiencies, as the Company did not maintain effective internal controls over (i) debt covenant compliance monitoring as described above, (ii) verification of the review of journal entries are performed by individuals separate from the preparer as described further below in certain locations, and (iii) the reassessment of accounting for certain elements of our accounting for investments in unconsolidated affiliates. This deficiency was originally identified in the fiscal year ended March 31, 2019.
Debt Covenant Compliance. We identified a material weakness in our internal controls over financial reporting for monitoring of compliance with non-financial covenants within certain secured financing and lease agreements. This deficiency was originally identified in the fiscal year ended March 31, 2018.
Journal Entries. The Company failed to design and maintain effective controls over the review, approval, and documentation of manual journal entries at our subsidiary, Airnorth, which is not operating on our centralized ERP system. There were ineffective internal controls over the review of journal entries at this subsidiary by individuals separate from the preparer. Management concluded this represented a material weakness in our internal control over financial reporting. This deficiency was originally identified in the fiscal year ended March 31, 2019.
REMEDIATION PLAN FOR MATERIAL WEAKNESSES
Management and the board of directors take internal control over financial reporting and the integrity of financial statements seriously. Management and the board of directors are committed to maintaining a strong internal control environment and will make every effort to ensure that the material weakness described above will be promptly remediated, however, no material weakness can be considered remediated until the applicable remedial control is implemented and operates for a sufficient period of time to allow management to conclude, through testing, that this remediation plan is implemented and the control is operating effectively. Our remediation plans for each of the material weaknesses are described below.
Control Environment. In response to the material weakness described above, we are actively evaluating and implementing certain organizational enhancements, including: (i) augmenting our treasury and legal teams with additional internal or external professionals with the appropriate levels of knowledge, expertise, and skills in the area of non-financial debt covenant compliance monitoring, (ii) augmenting our financial planning and analysis team with additional internal or external professionals with the appropriate level of knowledge, expertise and skills to enhance the level of precision at which our internal controls over financial reporting related to asset impairment assessments are performed and (iii) augmenting our technical accounting team with additional internal or external professionals with the appropriate levels of knowledge, expertise and skills to assist in the evaluation of asset impairment assessments. In order to consider this material weakness remediated, we believe additional time is needed to evaluate and implement the necessary organizational enhancements and demonstrate sustainability as it relates to the revised controls.
Risk Assessment. In response to the material weakness described above, we are actively enhancing our risk assessment process to better identify, evaluate and monitor changes that could significantly impact our system of internal control. These enhancements include the establishment of a charter for, and the formation of, a formal Enterprise Risk Management Committee responsible for defining and continually evaluating our enterprise risk assessment objectives, overseeing the Company’s enterprise risk assessment process and ensuring the Company responds appropriately to identified risks through the selection and development of control activities responsive to the identified risks. In order to consider this material weakness remediated, we believe additional time is needed to finalize and implement the enhanced procedures and demonstrate sustainability as it relates to the revised controls.
Debt Compliance. In response to the material weakness described above, we will continue the ongoing implementation of our remediation plan, that includes the formal establishment of a debt and lease compliance program with the specific objective of creating a sustainable and executable compliance process that can be repeated on a recurring basis to ensure timely monitoring of compliance with covenants and provisions. We are actively implementing this compliance program by executing the following:

•
Development of a more complete reporting process to ensure information gathered or created by our separate control processes throughout the business are reported to the appropriate level of management with the responsibility for reporting on debt and lease agreement compliance. We have implemented a third-party debt compliance software to assist with monitoring compliance with covenants and requirements of our financing and helicopter lease agreements throughout the organization. The software provides a reminder and required reporting task on a sufficiently recurring basis for subject matter experts within the business to report potential compliance issues for evaluation resolution by our management.

•
Implementation of new or redesigned processes, where necessary, for compliance with collateral maintenance requirements under our debt and lease agreements, specifically, tracking the movement of collateral throughout our operations. We have implemented a manual engine tracking process supported by our maintenance, treasury and legal teams.

•	Establishment of procedures for reassessment of our debt and lease compliance program in response to changes in operations or agreements, to ensure timely actions are taken when risks change.

•
Evaluation of the current process and expected changes to ensure a sufficient complement of resources with an appropriate level of knowledge, expertise and skills commensurate with our non-financial debt covenant compliance monitoring requirements. We expect the changes when fully implemented, to necessitate the need to augment certain of our teams with additional internal or external professionals with the appropriate levels of knowledge, expertise, and skills in the area of non-financial debt covenant compliance monitoring.

We anticipate the actions currently underway and those remaining to be taken will address the material weakness. In order to consider this material weakness remediated, we believe additional time is needed to finalize and implement the enhanced procedures and demonstrate sustainability as it relates to the revised controls.
Journal Entries. In response to the material weakness described above, we have developed enhanced procedures which have been implemented at Airnorth to ensure that manual journal entries recorded in our financial records are properly reviewed and approved preventing the potential for management override of controls. This material weakness will not be considered remediated until the enhanced control procedures operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Eastern Airways was sold May 10, 2019 and as such, there is no remediation planned for that location.
CHANGES IN INTERNAL CONTROL OVER FINACIAL REPORTING
Other than the changes resulting from the remediation of the material weaknesses described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 (Successor), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings
We have certain actions or claims pending that have been discussed and previously reported in in the Financial Statement 8-K, Era’s Annual Report on Form 10-K for the year ended December 31, 2019, Era’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2020 and the Joint Proxy Statement/Prospectus. Developments in these previously reported matters, if any, are described in Note 9 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes during the three months ended June 30, 2020 in the “Risk Factors” in our Joint Proxy Statement/Prospectus and Era’s Annual Report on Form 10-K for the year ended December 31, 2019, which is incorporated by reference into the Joint Proxy Statement/Prospectus.
The coronavirus (COVID-19) pandemic and related economic repercussions have resulted, and may continue to result, in a decrease in the price of and demand for oil, which has caused, and may continue to cause, a decrease in the demand for our services.
The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty and turmoil in businesses globally, particularly in the oil and gas industry. These events have directly affected our business and have exacerbated the potential negative impact from many of the risks described in our Joint Proxy Statement/Prospectus, including those relating to our customers’ capital spending and trends in oil and natural gas prices. For example, demand for our services is declining as our customers continue to revise their capital budgets downwards and swiftly adjust their operations in response to lower commodity prices.
In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. As of June 30, 2020, efforts to contain COVID-19 have not succeeded in many regions, and the global pandemic remains ongoing.
In the midst of the ongoing COVID-19 pandemic, in the first quarter of 2020, OPEC+ was initially unable to reach an agreement to continue to impose limits on the production of crude oil. Oil demand has significantly deteriorated as a result of the virus outbreak and corresponding preventative measures taken around the world to mitigate the spread of the virus. The convergence of these events created the unprecedented dual impact of a global oil demand decline coupled with the risk of a substantial increase in supply. While OPEC+ agreed in April to cut production, there is no assurance that the agreement will continue or be observed by its parties, and notwithstanding the agreement, downward pressure on commodity prices as a result of the economic slowdown caused by the pandemic has continued and could continue for the foreseeable future. As a result, we cannot anticipate whether or when oil prices will return to normalized levels, and oil prices could remain at current levels or decline further for an extended period of time.
In addition to the effect on demand for our services discussed above, the pandemic may affect the health of our workforce, and international, national and local government interventions enacted to reduce the spread of COVID-19 may render our employees unable to work or travel. Although many of our employees are deemed “essential” in the regions in which they operate and therefore may continue performing their jobs notwithstanding guidance or orders of general applicability issued by governments requiring businesses to close, persons to shelter in place, borders to close and other similar actions, there can be no assurance that our personnel (or those of our key customers) will not be impacted by COVID-19. As a result, we may see our workforce productivity reduced or incur increased medical costs / insurance premiums as a result of these health risks, which could also significantly disrupt our operations and decrease our ability to provide helicopter services and equipment to our customers. For instance, if an outbreak occurs among our pilots, technicians or other employees who must be present at operating bases, it is highly unlikely that we will be able to find replacements while the affected employees are out.
The duration and severity of the business disruption and related financial impact from the COVID-19 pandemic cannot be reasonably estimated at this time. If the impact of the COVID-19 pandemic continues for an extended period of time or worsens, it could materially adversely affect the demand for our helicopter services and equipment or our ability to provides services, either of which could have a material adverse effect on our business, financial condition and liquidity.

We may fail to realize the anticipated benefits and cost savings of the Merger.
The success of the Merger, which was consummated in June 2020, including anticipated benefits and cost savings, will depend, in part, on ability to successfully combine and integrate the businesses of the merged companies in a manner that does not materially disrupt existing customer relationships or result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees. The success of our integration may depend, in part, on the ability to integrate the two businesses, business models and cultures, which may be more difficult than expected because of the COVID-19 pandemic and its effect on our operations, including the fact that many of our key employees are working remotely. Other difficulties that may arise include: integrating the companies’ operations and corporate functions; integrating and unifying the product offerings and services available to customers; combining operating practices, employee development, internal controls and other policies, procedures and processes; possible differences in business backgrounds, corporate cultures and management philosophies; consolidating the companies’ administrative and information technology systems; integrating accounting, finance, payroll, reporting and regulatory compliance systems; and managing a significantly larger company than before the Merger. If we experience difficulties in the integration process, including those listed above, we may fail to realize the anticipated benefits of the Merger in a timely manner or at all. Our business or results of operations or the value of our common stock may be materially and adversely affected as a result.
We have incurred material one-time costs to achieve Merger-related synergies and may fail to realize such estimated synergies. While we believe these synergies are achievable, our ability to achieve such estimated synergies in the amounts and time frame expected is subject to various assumptions based on expectations that are subject to a number of risks, which may or may not be realized, the incurrence of other costs in our operations that may offset all or a portion of such synergies and other factors outside our control. As a consequence, we may not be able to realize all of these synergies within the time frame expected or at all. We may incur additional and/or unexpected costs to realize these synergies. In addition, if we fail to achieve the anticipated cost benefits in a timely manner, we may be unable realize all the anticipated synergies. Failure to achieve the expected synergies could significantly reduce the expected benefits associated with the Merger and adversely affect our business, financial condition and results of operations.
We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
We are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. In connection with its evaluation of internal control over financial reporting for the fiscal years ended March 31, 2018 and 2019, Old Bristow’s management identified the following material weaknesses, which have not been remediated as of June 30, 2020.

•	In the fiscal year ended March 31, 2018, a material weakness was identified in the monitoring of compliance with non-financial covenants within certain secured financing and lease agreements.

•
In the fiscal year ended March 31, 2019, a material weakness was identified regarding the maintenance of an effective control environment as Old Bristow had an insufficient complement of resources with an appropriate level of knowledge, expertise and skills commensurate with financial reporting requirements in certain areas. As a result, this insufficient complement of resources contributed to the following material weakness:

◦
A material weakness within the risk assessment process, specifically, the process to identify the potential for management override of controls at locations not operating on the ERP system and the process to identify and assess changes that could significantly impact the system of internal control, specifically, changes within the capital structure which resulted in more onerous non-financial debt covenants.

◦
This material weakness contributed to additional control deficiencies, effective internal controls were not maintained over (i) debt covenant compliance monitoring as described above, (ii) verification of the review of journal entries are performed by individuals separate from the preparer as described further below in certain locations, and (iii) the reassessment of accounting for certain elements of the accounting for investments in unconsolidated affiliates.

•
In the fiscal year ended March 31, 2019, a material weakness was identified regarding the failure to design and maintain effective controls over the review, approval, and documentation of manual journal entries at Airnorth, which is not operating on the centralized ERP system.

For a discussion of the material weakness and our remediation efforts, see Item 4, Controls and Procedures, in this Quarterly Report on Form 10-Q. We cannot assure you that our efforts to remediate this internal control weakness will be successful or that other material weaknesses will not occur.
We have a substantial amount of indebtedness, which could adversely affect our operations and financial condition.
We have significant indebtedness and debt service obligations. As of June 30, 2020 (Successor), we had total debt of $645.8 million. The agreements governing such indebtedness impose certain limits on our flexibility to operate our business. In particular, the instruments governing our debt contain various covenants that limit our ability to, among other things:

•	make investments;

•	incur or guarantee additional indebtedness;

•	incur liens or pledge the assets of certain of our subsidiaries;

•	pay dividends or make investments;

•	maintain a maximum senior secured leverage ratio;

•	enter into transactions with affiliates; and

•	enter into certain sales of all or substantially all of our assets, mergers and consolidations.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the three months ended June 30, 2020:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
April 1, 2020 - April 30, 2020(2)	230,889	$4.14	230,889	$9,044,102
May 1, 2020 - May 31, 2020	—	$—	—	$9,044,102
June 1, 2020 - June 30, 2020(3)	42,199	$15.48	—	$—
___________________________
(1) On January 23, 2020, in connection with the entry into the Merger Agreement, the Company’s pre-Merger board of directors suspended the stock repurchase program initially authorized in 2014 and authorized a special stock repurchase program that allowed for the purchase of up to $10 million of common stock from time to time. This special repurchase program was suspended on June 12, 2020 upon the closing of the Merger. The Company currently does not have an authorized share repurchase program in place.
(2) Share repurchases noted in the table above does not give effect to the 1 for 3 reverse stock split that was effected immediately prior to the closing of the Merger.
(3) Shares purchased in connection with the surrender of shares by employees to satisfy certain tax withholding obligations. These repurchases are not a part of and do not affect any Board-approved share repurchase program.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit
31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.
31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant.
32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ Jennifer D. Whalen
Jennifer D. Whalen Senior Vice President and Chief Financial Officer

By:	/s/ Chris Gillette
Chris Gillette Vice President and Chief Accounting Officer
DATE: August 6, 2020