Form 10-Q
period 2020-09-30
Bristow Group Inc.
filed 2020-11-05
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	001-35701
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware		72-1455213
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

3151 Briarpark Drive, Suite 700
Houston,	Texas	77042
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s telephone number, including area code:
(713) 267-7600

None
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
The total number of shares of common stock, par value $0.01 per share, outstanding as of November 2, 2020 was 29,710,809. The Registrant has no other class of common stock outstanding.

BRISTOW GROUP INC.
INDEX

PART I. Financial Information		1

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2020 and 2019	1

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2020 and 2019	2

	Condensed Consolidated Balance Sheets as of September 30, 2020 and March 31, 2020 (Audited)	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2020 and 2019	4

	Condensed Consolidated Statements of Changes in Stockholders’ Investment and Mezzanine Equity for the Three and Six Months Ended September 30, 2020 and 2019	5

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	44

PART II. Other Information		46

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities	50

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Mine Safety Disclosures	50

Item 5.	Other Information	50

Item 6.	Exhibits	51

	Signatures	52

PART I — FINANCIAL INFORMATION
Item 1.     Financial Statements.
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	Successor	Predecessor	Successor	Predecessor
	2020	2019	2020	2019
Revenue:
Operating revenue from non-affiliates	$282,507	$291,348	$529,056	$595,478
Operating revenue from affiliates	13,215	13,336	28,174	25,782
Reimbursable revenue from non-affiliates	8,918	13,536	17,603	30,136
	304,640	318,220	574,833	651,396
Costs and expenses:
Operating expense	231,953	236,655	422,389	494,414
Reimbursable expense	8,919	12,840	17,567	28,974
Prepetition restructuring charges	—	—	—	13,476
General and administrative	39,268	37,820	74,791	72,590
Merger-related costs	4,497	—	21,917	—
Depreciation and amortization	18,537	31,303	34,893	62,642
Total costs and expenses	303,174	318,618	571,557	672,096

Loss on impairment	(17,596)	(62,101)	(36,829)	(62,101)
Loss on disposal of assets	(8,473)	(230)	(2,951)	(4,017)
Earnings (losses) from unconsolidated affiliates, net of losses	1,948	633	(30)	2,980
Operating loss	(22,655)	(62,096)	(36,534)	(83,838)

Interest income	434	270	696	657
Interest expense	(13,445)	(22,715)	(25,949)	(49,423)
Reorganization items	—	(93,943)	—	(170,299)
Gain (loss) on sale of subsidiaries	—	420	—	(55,883)
Change in fair value of preferred stock derivative liability	—	—	15,416	—
Gain on bargain purchase	5,660	—	81,093	—
Other income (expense), net	10,592	(6,637)	13,978	(10,510)
Total other income (expense)	3,241	(122,605)	85,234	(285,458)
Income (loss) before income taxes	(19,414)	(184,701)	48,700	(369,296)
Benefit (provision) for income taxes	(8,578)	21,782	(5,288)	37,289
Net income (loss)	(27,992)	(162,919)	43,412	(332,007)
Net (income) loss attributable to noncontrolling interests	131	(55)	204	(213)
Net income (loss) attributable to Bristow Group	$(27,861)	$(162,974)	$43,616	$(332,220)
Income (loss) per common share(1):
Basic	$(0.95)	$(4.54)	$8.73	$(9.25)
Diluted	$(0.95)	$(4.54)	$5.09	$(9.25)
Weighted average common shares outstanding(1):
Basic	29,357,959	35,918,916	20,230.285	35,918,916
Diluted	29,357,959	35,918,916	34,031.657	35,918,916
(1) See Note 11 to the condensed consolidated financial statements for details on income (loss) per share and weighted average common shares outstanding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	Successor	Predecessor	Successor	Predecessor
	2020	2019	2020	2019
Net income (loss)	$(27,992)	$(162,919)	$43,412	$(332,007)
Other comprehensive income (loss):
Currency translation adjustments	15,340	(12,334)	18,486	4,565
Unrealized gain (loss) on cash flow hedges, net of tax benefit	(1,283)	1,124	(2,164)	1,598
Currency translation adjustments attributable to noncontrolling interests	(14)	35	(1)	24
Total comprehensive income (loss)	(13,949)	(174,094)	59,733	(325,820)

Net (income) loss attributable to noncontrolling interests	131	(55)	204	(213)
Total comprehensive income (loss) attributable to Bristow Group Inc.	$(13,818)	$(174,149)	$59,937	$(326,033)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	Successor
	September 30, 2020	March 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$301,404	$196,662
Restricted cash	2,789	2,459
Accounts receivable	216,638	180,683
Inventories	99,996	82,419
Assets held for sale	22,463	32,401
Prepaid expenses and other current assets	29,455	29,527
Total current assets	672,745	524,151
Property and equipment	1,085,087	901,314
Less – Accumulated depreciation and amortization	(55,557)	(24,560)
Property and equipment, net	1,029,530	876,754
Investment in unconsolidated affiliates	89,924	110,058
Right-of-use assets	281,164	305,962
Other assets	139,022	128,336
Total assets	$2,212,385	$1,945,261
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$62,668	$52,110
Accrued wages, benefits and related taxes	56,722	42,852
Income taxes payable	14,206	1,743
Other accrued taxes	7,950	4,583
Deferred revenue	14,829	12,053
Accrued maintenance and repairs	24,500	31,072
Current portion of operating lease liabilities	82,334	81,484
Accrued interest and other accrued liabilities	23,995	26,342
Short-term borrowings and current maturities of long-term debt	64,027	45,739
Total current liabilities	351,231	297,978
Long-term debt, less current maturities	580,342	515,385
Accrued pension liabilities	8,923	17,855
Preferred stock embedded derivative	—	286,182
Other liabilities and deferred credits	6,760	4,490
Deferred taxes	55,699	22,775
Long-term operating lease liabilities	197,888	224,595
Total liabilities	$1,200,843	$1,369,260
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests	1,483	—
Mezzanine equity preferred stock: $.0001 par value, 6,824,582 issued and outstanding as of March 31, 2020 (1)	—	149,785
Stockholders’ investment:
Common stock, $0.01 par value, 110,000,000 authorized; 29,813,734 and 11,235,566 outstanding as of September 30 and March 31, 2020, respectively (1)	303	1
Additional paid-in capital	683,390	295,897
Retained earnings	326,721	139,228
Treasury shares, at cost; 345,757 shares as of September 30, 2020	(7,579)	—
Accumulated other comprehensive income (loss)	7,680	(8,641)
Total Bristow Group Inc. stockholders’ investment	1,010,515	426,485
Noncontrolling interests	(456)	(269)
Total stockholders’ investment	1,010,059	426,216
Total liabilities, mezzanine equity and stockholders’ investment	$2,212,385	$1,945,261
(1) Share information displayed as of March 31, 2020 does not take into account the impact of the 3:1 reverse stock split or the Merger.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended September 30,
	Successor	Predecessor
	2020	2019
Cash flows from operating activities:
Net income (loss)	$43,412	$(332,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,675	62,642
Deferred income taxes	(1,345)	(45,252)
Loss from extinguishment of debt	615	—
Write-off of deferred financing fees	—	4,038
Discount amortization on long-term debt	7,957	1,520
Reorganization items, net	—	119,333
(Gain) loss on disposal of assets	2,951	4,017
Loss on impairment	36,829	62,101
Loss on sale of subsidiaries	—	55,883
Deferral of lease payments	—	285
Gain on bargain purchase	(81,093)	—
Change in fair value of preferred stock derivative liability	(15,416)	—
Stock-based compensation	7,192	1,526
Equity in earnings from unconsolidated affiliates less than (greater than) dividends received	2,935	636
Increase (decrease) in cash resulting from changes in:
Accounts receivable	21,556	(20,805)
Inventory, prepaid expenses and other assets	(8,075)	(2,876)
Accounts payable, accrued expenses and other liabilities	(28,202)	31,794
Net cash provided by (used in) operating activities	34,991	(57,165)
Cash flows from investing activities:
Capital expenditures	(7,372)	(25,950)
Proceeds from asset dispositions	52,140	5,003
Deposits on assets held for sale	3,437	—
Cash transferred in sale of subsidiaries, net of cash received	—	(22,458)
Increase in cash from Era merger	120,236	—
Net cash provided by (used in) investing activities	168,441	(43,405)
Cash flows from financing activities:
Proceeds from borrowings	—	225,585
Debt issuance costs	—	(14,130)
Repayment of debt and debt redemption premiums	(85,369)	(99,228)
Partial prepayment of put/call obligation	—	(1,323)
Purchase of treasury shares	(6,428)	—
Old Bristow share repurchases	(4,807)	—
Net cash provided by (used in) financing activities	(96,604)	110,904
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,756)	4,406
Net increase (decrease) in cash, cash equivalents and restricted cash	105,072	14,740
Cash, cash equivalents and restricted cash at beginning of period	199,121	178,055
Cash, cash equivalents and restricted cash at end of period	$304,193	$192,795
Cash paid during the period for:
Interest	$14,467	$37,165
Income taxes	$7,726	$8,631
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Investment and Mezzanine Equity
(Unaudited)
(In thousands, except share amounts)

			Total Bristow Group Inc. Stockholders’ Investment
	Redeemable Noncontrolling Interests	Mezzanine equity preferred stock	Common Stock	Common Stock (Shares)(1)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2020 (Successor)	$—	$149,785	$1	11,235,566	$295,897	$139,228	$(8,641)	$—	$(269)	$426,216
Share repurchases	—	(2,151)	—	(142,721)	—	1,263	—	—	—	1,263
Preferred stock share conversion	—	(146,448)	4	34,836,688	270,678	142,614	—	—	—	413,296
Elimination of Old Bristow stock	—	—	(5)	(45,929,533)	5	—	—	—	—	—
Exchange of common stock	—	—	231	23,026,894	(231)	—	—	—	—	—
Era purchase price	—	—	72	7,175,029	108,268	—	—	—	—	108,340
Preferred stock compensation activity and conversion	—	(1,186)	—	—	6,370	—	—	—	—	6,370
Restricted stock awards	—	—	—	—	—	—	—	—	—	—
Purchase of Company common stock (tax withholding)	—	—	—	(42,199)	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	—	—	—	13	13
Net income (loss)	—	—	—	—	—	71,477	—	—	(73)	71,404
Other comprehensive income	—	—	—	—	—	—	2,278	—	—	2,278
June 30, 2020 (Successor)	—	—	303	30,159,724	680,987	354,582	(6,363)	—	(329)	1,029,180
Share award amortization	—	—	—	—	2,008	—	—	—	—	2,008
Purchase of treasury shares	—	—	—	(345,757)	—	—	—	(7,579)	—	(7,579)
Era purchase price adjustment	1,501	—	—	(233)	395	—	—	—	—	395
Currency translation adjustments	—	—	—	—	—	—	—	—	(14)	(14)
Net income (loss)	(18)	—	—	—	—	(27,861)	—	—	(113)	(27,974)
Other comprehensive income	—	—	—	—	—	—	14,043	—	—	14,043
September 30, 2020 (Successor)	$1,483	$—	$303	29,813,734	$683,390	$326,721	$7,680	$(7,579)	$(456)	$1,010,059
(1) Certain shares were reclassified out of common stock issued and into un-issued

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Investment and Mezzanine Equity
(Unaudited)
(In thousands, except share amounts)

	Total Bristow Group Inc. Stockholders’ Investment
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2019 (Predecessor)	$386	35,918,916	$862,020	$455,598	$(327,989)	$(184,796)	$7,148	$812,367
Issuance of common stock	—	—	824	—	—	—	—	824
Sale of subsidiaries	—	—	—	—	—	—	(5,612)	(5,612)
Currency translation adjustments	—	—	—	—	—	—	(11)	(11)
Net income (loss)	—	—	—	(169,246)	—	—	158	(169,088)
Other comprehensive income	—	—	—	—	17,362	—	—	17,362
June 30, 2019 (Predecessor)	386	35,918,916	862,844	286,352	(310,627)	(184,796)	1,683	655,842
Issuance of common stock	—	—	702	—	—	—	—	702
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(1,323)	(1,323)
Currency translation adjustments	—	—	—	—	—	—	35	35
Net income (loss)	—	—	—	(162,974)	—	—	55	(162,919)
Other comprehensive income	—	—	—	—	(11,175)	—	—	(11,175)
September 30, 2019 (Predecessor)	$386	35,918,916	$863,546	$123,378	$(321,802)	$(184,796)	$450	$481,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — BASIS OF PRESENTATION, CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The condensed consolidated financial statements include the accounts of Bristow Group Inc. and its consolidated entities. On January 23, 2020, Era Group Inc. (“Era”), Ruby Redux Merger Sub, Inc., a wholly owned subsidiary of Era (“Merger Sub”) and Bristow Group Inc. (“Old Bristow”) entered into an Agreement and Plan of Merger, as amended on April 22, 2020 (the “Merger Agreement”). On June 11, 2020, the merger (the “Merger”) contemplated by the Merger Agreement was consummated and Merger Sub merged with and into Old Bristow, with Old Bristow continuing as the surviving corporation and as a direct wholly owned subsidiary of Era. Following the Merger, Era changed its name to Bristow Group Inc., and Old Bristow changed its name to Bristow Holdings U.S. Inc. Unless the context otherwise indicates, in this Quarterly Report on Form 10-Q, references to:

•
the “Company”, “Combined Company,” “Bristow”,  “we”, “us” and “our” refer to the entity currently known as Bristow Group Inc. and formerly known as Era Group Inc., together with all of its current subsidiaries;

•	“Old Bristow” refers to the entity formerly known as Bristow Group Inc. and now known as Bristow Holdings U.S. Inc., together with its subsidiaries prior to the consummation of the Merger; and

•	“Era” refers to Era Group Inc. (currently known as Bristow Group Inc., the parent of the Combined Company) and its subsidiaries prior to consummation of the Merger.
Pursuant to the United States (“U.S.”) generally accepted accounting principles (“GAAP”), the Merger was accounted for as an acquisition by Old Bristow of Era even though Era was the legal acquirer and remained the ultimate parent of the Combined Company. As a result, upon the closing of the Merger, Old Bristow’s historical financial statements replaced Era’s historical financial statements for all periods prior to the completion of the  Merger, and the financial condition, results of operations, comprehensive income and cash flows of Era have been included in those financial statements since June 12, 2020. Any reference to comparative period disclosures in the Quarterly Report on Form 10-Q refers to Old Bristow.
Effective upon the closing of the Merger, the Company changed its fiscal year-end from December 31 to March 31, to correspond with Old Bristow’s fiscal year-end. The Company’s fiscal year ends March 31, and fiscal years are referenced based on the end of such period. Therefore, the fiscal year ending March 31, 2021 is referred to as “fiscal year 2021”.
The condensed consolidated financial information for the three and six months ended September 30, 2020 (Successor) and September 30, 2019 (Predecessor) has been prepared by the Company in accordance with GAAP and pursuant to the rules and regulations of the SEC for interim financial information reporting on Quarterly Form 10-Q and Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP in the United States (“U.S.”) have been condensed or omitted from that which would appear in the annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Current Report on Form 8-K for the fiscal year ended March 31, 2020 (the “fiscal year 2020 Financial Statements”) filed with the  Securities and Exchange Commission (the “SEC”) on June 17, 2020, referred to hereafter as the “ Financial Statement Form 8-K”.
The preparation of these financial statements and accompanying footnotes requires the Company to make estimates and assumptions; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the condensed consolidated balance sheet, the condensed consolidated statements of operations and comprehensive loss, the condensed consolidated statements of cash flows and the condensed consolidated statements of changes in stockholders’ investment and mezzanine equity.  Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the entire fiscal year.
The condensed consolidated financial information found on this Quarterly Form 10-Q has not been audited by the Company’s independent registered public accounting firm.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Coronavirus Update
The outbreak of the disease caused by the novel coronavirus (“COVID-19”) caused a significant decrease in oil and natural gas prices resulting from demand weakness and over supply and also caused significant disruptions and volatility in the global marketplace in calendar year 2020.  These conditions are expected to continue for at least the near future. The depressed oil and natural gas price environment was initially exacerbated by decisions by large oil producing countries that have now been altered, but the resolution has not led to a meaningful increase in oil and gas prices, which remain below historical averages. For additional information, see Part II Item 1A “Risk Factors” and the “Recent Developments” section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).
Emergence from Voluntary Reorganization under Chapter 11
On May 11, 2019 (the “Petition Date”), Old Bristow and certain of its subsidiaries (collectively the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”). The Debtors’ Chapter 11 Cases were jointly administered under the caption In re: Bristow Group Inc., et al., Main Case No. 19-32713. During the pendency of the Chapter 11 Cases, the Debtors continued to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On August 1, 2019, the Debtors filed with the Bankruptcy Court their Joint Chapter 11 Plan of Reorganization, and on August 20, 2019, the Debtors filed their Amended Joint Chapter 11 Plan of Reorganization (as further modified on August 22, 2019, the “Amended Plan”) and the related Disclosure Statement (as further modified on August 22, 2019, the “Amended Disclosure Statement”). On October 8, 2019, the Bankruptcy Court entered an order approving the Amended Disclosure Statement and confirming the Amended Plan. The effective date of the Amended Plan (the “Effective Date”) occurred on October 31, 2019 at which point the Debtors emerged from the Chapter 11 Cases.  Claims under the Bankruptcy Court approved debtor in possession (DIP) financing Old Bristow obtained while in bankruptcy were settled with the issuance of new common stock (the “Old Bristow Common Stock”) and new preferred stock (the “Old Bristow Preferred Stock”), both at a par of $0.0001, pursuant to the Amended Plan.
Upon Old Bristow’s emergence from bankruptcy, Old Bristow adopted fresh-start accounting in accordance with provisions of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) No. 852, “Reorganizations” (“ASC 852”), which resulted in Old Bristow becoming a new entity for financial reporting purposes on the Effective Date. Upon the adoption of fresh-start accounting, the Company’s assets and liabilities were recorded at their fair values as of the fresh-start reporting date, October 31, 2019. As a result of the adoption of fresh-start accounting, Old Bristow’s consolidated financial statements subsequent to October 31, 2019 may not be comparable to the consolidated financial statements prior to October 31, 2019. In this Quarterly Report on Form 10-Q, references to:

•	“Predecessor” refer to Old Bristow on and prior to October 31, 2019; and

•	“Successor” refer to the reorganized Old Bristow on and after November 1, 2019 until completion of the Merger and after completion of the Merger refer to the Combined Company.
Current Expected Credit Losses (“CECL”)
The Company’s customers are primarily international, independent and major integrated exploration, development and production companies, third party helicopter operators and government agencies. The Company designates trade receivables as a single pool of assets based on their short-term nature, similar customer base and risk characteristics. Customers are typically granted credit on a short-term basis, and related credit risks are considered minimal. The Company conducts periodic quantitative and qualitative analysis on historic customer payment trends, customer credit ratings and foreseeable economic conditions. Historically, losses on trade receivables have been immaterial and uncorrelated to each other. Based on these analyses, the Company decides if additional reserve amounts are needed against the trade receivables asset pool on a case by case basis. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted. As of September 30, 2020 (Successor), the Company did not reserve any additional amounts for CECL.
As of September 30 and March 31, 2020 (Successor), the allowance for doubtful accounts related to accounts receivables was $1.3 million and $0.4 million, respectively, and primarily related to a customer in the U.S. Gulf of Mexico.

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
In October 2018, the FASB amended ASU No. 2018-17, “Targeted Improvements to Related Party Guidance for Variable Interest Entities” (Topic 810), the guidance for determining whether a decision-making fee is a variable interest. The amendments require organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in generally accepted accounting principles). Therefore, these amendments likely will result in more decision makers not consolidating VIEs. This amendment is effective beginning in the Company’s fiscal year 2021 financial statements, and early adoption is permitted. This disclosure requirement was adopted effective April 1, 2020, and such adoption did not have a material impact on the condensed consolidated financial statements.

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
Not Yet Adopted
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes” (Topic 740), new guidance to simplify the accounting for income taxes, which eliminates certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. This ASU also includes guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The standard will be effective for the Company in fiscal year 2022 and early adoption is permitted. The Company is currently evaluating the effect this accounting guidance will have on its consolidated financial statements.
In January 2020, the FASB issued ASU No. 2020-01, “Investments-Equity Securities” (Topic 321), “Investments-Equity Method and Joint Ventures” Topic 323 and “Derivatives and Hedging” Topic 815 (ASU No. 2020-01) as an update to ASU No. 2016-01 “Financial Instruments-Overall”, further clarifying certain interactions between the guidance to account for certain equity securities under Topic 321, 323 and 815, and improve current GAAP by reducing diversity in practice and increasing comparability of accounting. The standard will be effective for the Company in fiscal year 2022, and early adoption is permitted. The Company has not yet adopted this accounting guidance and is currently evaluating the effect this accounting guidance will have on its consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform” (Topic 848). The guidance is intended to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The standard will be effective for the Company in fiscal year 2022. The Company has not yet adopted this accounting guidance and is currently evaluating the effect this accounting guidance will have on its consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging - Contracts in Entity's Own Equity” (Topic 815) as a means of simplifying and reducing the number of accounting models for convertible debt instruments and convertible preferred stock. The ASU also amends the guidance for derivatives scope exception for contracts in an entity's own equity. The goal being to reduce differences in accounting for similar contracts between different companies that are accounted for as derivatives by some and equity by others. The standard will be effective for the Company in fiscal year 2022. The Company has not yet adopted this accounting guidance and is currently evaluating the effect this accounting guidance will have on its consolidated financial statements.
Note 2 — BUSINESS COMBINATIONS
Era Group Inc.
On June 11, 2020, the combination of Old Bristow with Era was successfully completed in an all-stock transaction with Era having issued shares of common stock (“Combined Company Common Stock”) to Old Bristow’s stockholders. The transaction was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). In the Merger, Old Bristow merged with and into Merger Sub, a subsidiary of Era, with Old Bristow remaining as the surviving company and as a subsidiary of Era, the ultimate parent of the Combined Company. Era is one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the U.S., primarily servicing offshore oil and gas production platforms, drilling rigs and other installations. The transaction was structured as an all-stock, reverse-triangular merger, whereby Era issued shares of Combined Company Common Stock to Old Bristow stockholders, allowing it to qualify as a tax free reorganization for U.S. federal income tax purposes. Following the Merger, Era changed its name to Bristow Group Inc., and its common stock continued to trade on the NYSE under the new ticker symbol VTOL.
While Era was the legal acquirer in the Merger, Old Bristow was determined to be the accounting acquirer, based upon the terms of the Merger and other considerations including that: (i) immediately following completion of the Merger, Old Bristow stockholders owned approximately 77% of the outstanding shares of Combined Company Common Stock and pre-Merger holders of Era common stock (“Era Common Stockholders”) owned approximately 23% of the outstanding shares of Combined Company Common Stock and (ii) the board of directors of the Company consists of eight directors, including six Old Bristow designees. The Merger was accounted for under the acquisition method of accounting under ASC 805, Business Combinations. The acquisition

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The Company completed its assessment of the fair value of assets acquired and liabilities assumed within the one-year period from the date of acquisition. The Company recorded measurement period adjustments due to additional information received primarily related to aircraft, redeemable noncontrolling interest and income taxes, resulting in an increase in bargain purchase gain of $5.7 million.
The acquisition date fair value of the consideration transferred consisted of the following (in thousands):

Fair value of Combined Company Common Stock issued (1)	$106,440
Fair value of accelerated stock awards (2)	2,067
Fair value of exchanged stock awards (3)	228
Total consideration transferred	$108,735
Fair value of redeemable noncontrolling interest	1,501
Total fair value of Era	$110,236
___________________________

(1)	Represents the fair value of Combined Company Common Stock retained by Era Common Stockholders based on the closing market price of Era shares on June 11, 2020, the acquisition date.

(2)	Represents the fair value of restricted share awards of Combined Company Common Stock held by Era employees that were accelerated upon consummation of the Merger.

(3)	Represents the amount of the fair value of restricted share awards of Combined Company Common Stock held by Era employees relating to the pre-Merger vesting period.
The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition, June 11, 2020 (in thousands):

Assets acquired:
Cash and cash equivalents	$120,236
Accounts receivable from non-affiliates	35,079
Prepaid expenses and other current assets	17,598
Inventories	8,826
Property and equipment	223,256
Right-of-use assets	8,395
Other assets	14,792
Total assets acquired	$428,182
Liabilities assumed:
Accounts payable	$9,686
Accrued wages, benefits and related taxes	8,319
Income taxes payable	1,791
Deferred revenue	236
Current portion of operating lease liabilities	1,711
Other accrued liabilities	18,474
Short-term borrowings and current maturities of long-term debt	17,485
Long-term debt, less current maturities	136,704
Other liabilities and deferred credits	1,404
Deferred taxes	34,198
Long-term operating lease liabilities	6,845
Total liabilities and redeemable noncontrolling interest assumed	$236,853

Net assets acquired	$191,329

The Merger resulted in a gain on bargain purchase due to the estimated fair value of the identifiable net assets acquired exceeding the purchase consideration transferred by $81.1 million and is shown as a gain on bargain purchase on the condensed

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

consolidated statements of operations. The bargain purchase was a result of a combination of factors including depressed oil and gas prices and market volatility linked to the COVID-19 pandemic between the initial announcement and consummation of the Merger.
Specifically, the Era share price declined from $8.59 to $5.16 between the last trading day prior to the Merger announcement and the date the Merger closed. The aggregate Merger consideration was based on an exchange ratio that was fixed and did not fluctuate in the event that the value of Old Bristow’s common stock increased or Era’s common stock decreased, between the date of the Merger agreement and consummation of the Merger.
The following unaudited supplemental pro forma combined financial information presents the Company’s results of operations for the three and six months ended September 30, 2020, as though the Merger had occurred on November 1, 2019, the effective date of Old Bristow’s emergence from the Chapter 11 Cases. The unaudited pro forma financial information is as follows (in thousands)(1):

	Successor
	Three Months Ended September 30, 2020	Six Months Ended September 30, 2020
Total revenues	$304,640	$609,963
Net income	$(34,333)	$(10,015)
Net income attributable to Bristow Group Inc.	$(34,200)	$(9,828)
_____________________
(1) As a result of the Merger, the Company was required to dispose of its investment in Lider which occurred on August 2020. The Company had recorded an impairment in June 2020 of $18.7 million related to the future disposition of the investment. This impairment has been excluded from the pro forma combined Net income and Net income attributable to Bristow Group Inc. due to its nonrecurring nature.
The amounts of revenue and earnings of Era included in the Company’s condensed consolidated statements of operations from the acquisition date of June 11, 2020 are as follows (in thousands):

	Successor
	Three Months Ended September 30, 2020	June 11, 2020 - September 30, 2020
Total revenues	$41,817	$50,677
Net loss	$(954)	$(5,247)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 3 — PROPERTY AND EQUIPMENT
Property and Equipment Acquisitions
The Company made capital expenditures as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	Successor	Predecessor	Successor	Predecessor
	2020	2019	2020	2019
Capital expenditures:
Aircraft and equipment	$4,291	$16,074	$7,048	$22,762
Land and buildings	232	2,437	324	3,188
Total capital expenditures	$4,523	$18,511	$7,372	$25,950
Property and Equipment Dispositions
The following table presents details on the aircraft sold or disposed of (in thousands, except for number of aircraft):

	Three Months Ended September 30,		Six Months Ended September 30,
	Successor	Predecessor	Successor	Predecessor
	2020	2019	2020	2019
Number of aircraft sold or disposed of	31	1	32	3
Deposits on assets held for sale	$3,437	$—	$3,437	$—
Proceeds from sale or disposal of assets (1)	$40,475	$1,799	$52,140	$5,003
Loss from sale or disposal of assets(2)	$(8,473)	$(230)	$(2,951)	$(4,017)
___________________________

(1)	Includes proceeds received for sale of property and equipment (including aircraft) during each period.

(2)
Included in loss on disposal of assets on the condensed consolidated statements of operations. Includes gain (loss), net of sale or disposal of property and equipment (including aircraft) during each period. During the three and six months ended September 30, 2020 (Successor), 21 and 22 aircraft, respectively, were sold that were not in assets held for sale respectively.

In connection with the sale of certain aircraft during the three months ended September 30, 2020, the Company agreed to sell certain related equipment and inventory. As a result, the Company recognized a $12.4 million loss on impairment to record those equipment and inventory items at the expected sales value. The equipment and inventory did not transfer title as of September 30, 2020; however, title is expected to transfer prior to March 31, 2021.
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
Operating revenue from the Company’s oil and gas line of service is derived mainly from fixed-term contracts with its customers. Fixed-term contracts typically have original terms of one to five years, subject to provisions permitting early termination by customers. Customers are typically invoiced on a monthly basis with payment terms of 30-60 days.
The following table shows the total revenue related to third party customers (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	Successor	Predecessor	Successor	Predecessor
	2020	2019	2020	2019
Revenue:
Operating revenue from non-affiliates	$282,060	$290,939	$528,189	$594,672
Operating revenue from affiliates	3,267	5,365	7,861	9,840
Reimbursable revenue from non-affiliates	8,918	13,536	17,603	30,136
Revenue from Contracts with Customers	294,245	309,840	553,653	634,648
Other revenue from non-affiliates	447	409	867	806
Other revenue from affiliates	9,948	7,971	20,313	15,942
Total Revenue	$304,640	$318,220	$574,833	$651,396

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Contract Assets, Liabilities and Receivables
The Company generally satisfies performance of contract obligations by providing helicopter and fixed wing services to its customers in exchange for consideration. The timing of performance may differ from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. A contract asset exists when the Company has a contract with a customer for which revenue has been recognized (i.e., services have been performed), but customer payment is contingent on a future event (i.e., satisfaction of additional performance obligations). These contract assets are transferred to receivables when the right to consideration becomes unconditional. Contract liabilities relate to deferred revenue in which advance consideration is received from customers for contracts where revenue is recognized based on future performance of services.
As of September 30 and March 31, 2020 (Successor), receivables related to services performed under contracts with customers were $173.7 million and $148.3 million, respectively. During the six months ended September 30, 2020 (Successor), the Company recognized $2.2 million of revenue from outstanding contract liabilities. Contract liabilities related to services performed under contracts with customers were $7.9 million and $4.9 million as of September 30, 2020 (Successor) and March 31, 2020 (Predecessor), respectively. Contract liabilities are primarily generated by fixed wing services where customers pay for tickets in advance of receiving the Company’s services and advanced payments from helicopter services customers. There were no contract assets as of September 30 and March 31, 2020 (Successor).
There was $0.6 million and $1.0 million in revenues recognized from satisfied performance obligations related to prior periods (for example, due to changes in transaction price) for the three months and six months ended September 30, 2020 (Successor), respectively.
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

	Remaining Performance Obligations (Successor)
	Six Months Ending March 31, 2021	Fiscal Year Ending March 31,				Total
		2022	2023	2024	2025 and thereafter
Outstanding Service Revenue:
Helicopter contracts	$223,773	$243,575	$198,487	$171,741	271,155	$1,108,731
Fixed wing contracts	718	—	—	—	—	718
Total remaining performance obligation revenue	$224,491	$243,575	$198,487	$171,741	271,155	$1,109,449

Although substantially all of the Company’s revenue is derived under contract, due to the nature of the business, the Company does not have significant remaining performance obligations as its contracts typically include unilateral termination clauses that allow its customers to terminate existing contracts with a notice period of 30 to 365 days. The table above includes performance obligations up to the point where the parties can cancel existing contracts. Any applicable cancellation penalties have been excluded. As such, the Company’s actual remaining performance obligation revenue is expected to be greater than what is reflected in the table above. In addition, the remaining performance obligation disclosure does not include expected consideration related to performance obligations of a variable nature (i.e., flight services) as they cannot be reasonably and reliably estimated.
Note 5 — VARIABLE INTEREST ENTITIES AND OTHER INVESTMENTS IN SIGNIFICANT AFFILIATES
.
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
As of September 30, 2020 (Successor), the Company had interests in five VIEs, Bristow Aviation Holdings Limited (“Bristow Aviation”), Impigra Aviation Holdings Limited (“Impigra”), Bristow Helicopters (Nigeria) Limited (“BHNL”), Pan African Airlines (Nigeria) Limited (“PAAN”) and YII 5668 Energy (“YII Energy”), of which the Company was the primary beneficiary, and had

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

no interests in VIEs of which the Company was not the primary beneficiary. See Note 3 to the fiscal year 2020 condensed consolidated financial statements for a description of these VIEs and other investments in significant affiliates.
Bristow Aviation — The Company owns 49% of Bristow Aviation’s common stock and a significant amount of its subordinated debt. Bristow Aviation is incorporated in England and, through its subsidiaries, holds all the outstanding shares in Bristow Helicopters Limited (“Bristow Helicopters”). Impigra, a British company owned 100% by U.K. Bristow employees is considered a VIE that the Company consolidates as the primary beneficiary and is expected to meet the requirements to satisfy a qualified U.K. investor requirement. As of September 30, 2020, the Company and Impigra owned 49% and 51%, respectively, of Bristow Aviation’s total outstanding ordinary shares. Bristow Aviation and its subsidiaries are exposed to similar operational risks as the Company and are therefore monitored and evaluated on a similar basis by management.
The following tables show summarized financial information for Bristow Aviation reflected on the Company’s condensed consolidated statements of operations and balance sheets (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	Successor	Predecessor	Successor	Predecessor
	2020	2019	2020	2019
Revenue	$223,232	$276,568	$448,851	$571,723
Operating income (loss)	259,435	(13,692)	276,726	(2,412)
Net income (loss)	182,542	(21,034)	121,207	(383,882)

	Successor
	September 30, 2020	March 31, 2020
Total assets	$1,092,018	$1,030,096
Total liabilities	$3,736,812	$3,792,617

BHNL — is a joint venture in Nigeria in which Bristow Helicopters owns a 48% interest, a Nigerian company owned 100% by Nigerian employees owns a 50% interest and an employee trust fund owns the remaining 2% interest as of September 30, 2020 (Successor). BHNL provides aviation services to customers in Nigeria.
PAAN — is a joint venture in Nigeria with local partners in which the Company owns a 50.17% interest.
Other Significant Affiliates — Unconsolidated
Cougar — The Company owns a 25% voting interest and a 40% economic interest in Cougar Helicopters Inc. (“Cougar”), the largest offshore energy and SAR helicopter service provider in Canada. Cougar’s operations are primarily focused on serving the offshore oil and gas industry off Canada’s Atlantic coast and in the Arctic.
PAS — The Company has a 25% interest in Petroleum Air Services (“PAS”), an Egyptian corporation that provides helicopter and fixed wing transportation to the offshore energy industry in Egypt. As of September 30 and March 31, 2020 (Successor), the investment in PAS was $33.0 million and is included on the consolidated balance sheets in investment in unconsolidated affiliates.
Líder — During the six months ended September 30, 2020 (Successor), the Company recorded an $18.7 million non-cash impairment charge to its investment in Líder Táxi Aéreo S.A. (“Líder”), an unconsolidated affiliate in Brazil, upon evaluating its equity investment in the company. The Company initiated a partial dissolution process to exit its equity investment in Líder in July 2020. As a result of this process, the Company is no longer a shareholder of Líder.
The Company continues to evaluate its unconsolidated affiliates for indicators of other-than-temporary impairment in light of current market conditions. Changes in market conditions or contractual relationships in future periods could result in the identification of other-than-temporary impairment.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 6 — DEBT
Debt as of September 30 and March 31, 2020 (Successor) consisted of the following (in thousands):

	September 30, 2020	March 31, 2020
PK Air Debt	$198,217	$207,326
Macquarie Debt	145,232	148,165
7.750% Senior Notes (1)	137,499	—
Lombard Debt	139,399	136,180
Promissory notes (2)	17,069	—
Airnorth Debt	6,624	7,618
Humberside Debt	329	335
Term Loan	—	61,500
Total debt	644,369	561,124
Less short-term borrowings and current maturities of long-term debt	(64,027)	(45,739)
Total long-term debt	$580,342	$515,385

_________________

(1)	The pre-Merger outstanding principal amount of Era’s 7.750% senior unsecured notes as of March 31, 2020 was $142.0 million, net of unamortized discounts and debt issuance costs.

(2)	The pre-Merger outstanding principal amount of Era’s promissory notes as of March 31, 2020 was $17.9 million.
PK Air Debt — During the three and six months ended September 30, 2020 (Successor), the Company made $5.4 million and $10.6 million, respectively, in principal payments on the PK Air debt.
Macquarie Debt — During the three and six months ended September 30, 2020 (Successor), the Company made $2.4 million and $4.8 million, respectively, in principal payments on the Macquarie debt.
7.750% Senior Notes — On December 7, 2012, Era Group issued $200.0 million aggregate principal amount of its 7.750% senior unsecured notes due December 15, 2022 (the “7.750% Senior Notes”) and received net proceeds of $191.9 million. Interest on the 7.750% Senior Notes is payable semi-annually in arrears on June 15th and December 15th of each year. The 7.750% Senior Notes may be redeemed at any time and from time to time at the applicable redemption prices set forth in the indenture governing the 7.750% Senior Notes, plus accrued and unpaid interest, if any, to the redemption date. The indenture governing the 7.750% Senior Notes contains covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem the Company’s capital stock, prepay, redeem or repurchase certain debt, make loans and investments, sell assets, incur liens, enter into transactions with affiliates, enter into agreements restricting its subsidiaries’ ability to pay dividends, and consolidate, merge or sell all or substantially all of our assets. In addition, upon a specified change of control trigger event or specified asset sale, the Company may be required to repurchase the 7.750% Senior Notes. The payment obligations under the 7.750% Senior Notes are fully and unconditionally guaranteed by certain of the Company’s subsidiaries.
As of September 30, 2020 (Successor), the 7.750% Senior Notes had a carrying value of $137.5 million on the condensed consolidated balance sheets. In June 2020, in connection with and upon completion of the Merger, Era’s long-term debt less its current maturities were fair valued and a new value of $136.8 million was assigned to the 7.750% Senior Notes.
Lombard Debt — During the three and six months ended September 30, 2020 (Successor), the Company made $3.1 million and $6.1 million, respectively, in principal payment on the Lombard debt.
Promissory Notes — In 2010, Era entered into two promissory notes to purchase a heavy and medium helicopter, respectively. In December 2015, upon maturity of the notes, the then outstanding balances of $19.0 million and $5.9 million were refinanced. The notes require monthly principal payments of $0.1 million and less than $0.1 million with final payments of $12.8 million and $4.0 million, respectively. Both promissory notes are due in December 2020.
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
Six Months Ended September 30, 2019
Contractual coupon interest	$715
Amortization of debt discount	648
Total interest expense	$1,363

As of May 11, 2019, Old Bristow determined that the 4½% Convertible Senior Notes were an allowed claim and therefore reclassified the balance to liabilities subject to compromise and discontinued accruing interest on these obligations. Contractual interest on the 4½% Convertible Senior Notes for the three and six months ended September 30, 2019 (Predecessor) was $1.6 million and $3.2 million, which is $1.6 million and $2.5 million in excess of reported interest expense for the three and six months ended September 30, 2019 (Predecessor).
ABL Facility — On April 17, 2018, two of Old Bristow’s subsidiaries entered into an asset-backed revolving credit facility (the “ABL Facility”). The ABL Facility matures in April 2023, subject to certain early maturity triggers related to maturity of other material debt or a change of control of the Company. Amounts borrowed under the ABL Facility are secured by certain accounts receivable owing to the borrower subsidiaries and the deposit accounts into which payments on such accounts receivable are deposited.
On August 18, 2020, the Company entered into a Deed of Amendment and Restatement, Accession, Transfer, Resignation and Confirmation Agreement (the “ABL Amendment”) relating to the ABL Facility (as amended by the ABL Amendment, the “Amended ABL”), by and among the Company, Old Bristow, Bristow Norway AS, Bristow Helicopters Limited and Bristow U.S. LLC, as borrowers and guarantors, the financial institutions from time to time party thereto as lenders and Barclays Bank PLC, in its capacity as agent and security trustee. The ABL Amendment amends the ABL Facility in order to, among other things, (i) make available to the borrowers an additional “last in, last out” tranche of revolving loan commitments available to the borrowers under the Amended ABL in an aggregate amount not to exceed $5.0 million, (ii) replace Old Bristow with the Company as the parent guarantor under the Amended ABL and (iii) permit the accession at a later date of certain domestic subsidiaries of the Company as borrowers under the Amended ABL and the addition of certain of their receivables to the borrowing base and the collateral for the Amended ABL. The interest rates applicable to loans made under the “last in, last out” tranche of revolving commitments under the Amended ABL are equal to either: (a) the ABR (as defined in the Amended ABL) plus 2.50% per annum or (b) LIBOR or NIBOR (each as defined in the Amended ABL) plus 3.50% per annum. Swingline loans made under the “last in, last out” tranche of revolving commitments under the Amended ABL bear interest at the ABR Rate (as defined in the Amended ABL) plus 2.50% per annum. As a result of the ABL Amendment, the Amended ABL provides for commitments in an aggregate amount of $80.0 million. The Company retains the ability under the Amended ABL to increase the total commitments up to a maximum aggregate amount of $115.0 million, subject to the terms and conditions therein.
As of September 30, 2020 (Successor), there were no outstanding borrowings under the Amended ABL nor had the Company made any draws during the three months ended September 30, 2020 (Successor). Letters of credit issued under the Amended ABL in the aggregate face amount of $9.2 million were outstanding on September 30, 2020 (Successor).
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

Old Bristow Preferred Stock Embedded Derivative
The fair value of the Old Bristow Preferred Stock embedded derivative relied on the income approach which was derived from Level 3, unobservable inputs that required significant estimates, judgments and assumptions relating to the Company’s equity volatility, capitalization tables, term to exit and equity value. The Old Bristow Preferred Stock was converted into Old Bristow Common Stock immediately prior to consummation of the Merger.
Changes in the fair value of the New Preferred Stock derivative liability, carried at fair value, are reported as change in fair value of the Preferred Stock derivative liability in the condensed consolidated statements of operations. For the six months ended September 30, 2020 (Successor), the Company recognized non-cash expense of approximately $15.4 million due to an increase in the Preferred Stock derivative liability related to the embedded derivative in the New Preferred Stock.
The following table provides a rollforward of the preferred stock embedded derivative Level 3 fair value measurements for the six months ended September 30, 2020 (Successor):

Significant Unobservable Inputs (Level 3)
Derivative financial instruments:	(in thousands)
March 31, 2020	$286,182
Change in fair value	(15,416)
Preferred stock shares conversion	(266,846)
Share repurchases	(3,920)
September 30, 2020	$—

The Old Bristow Preferred stock embedded derivative considered settlement scenarios which are further defined in Note 11 to the condensed consolidated financial statements. A number of the settlement scenarios required a settlement premium. The specified premium depended on the timing of the liquidity event, ranging from a minimum of (a) 17% Internal Rate of Return (the “IRR”) (b) 2.1x Multiple of Invested Capital (the “MOIC”) and (c) 14% Internal Rate of Return (the “IRR”) if the liquidity event is prior to 3 years, to (y) a 2.1x MOIC and (z) 17% IRR if the liquidity event is in 5 years or more. The fair value for the embedded derivative was determined using a “with” and “without” approach, first determining the fair value of the Old Bristow Preferred Stock (inclusive of all bifurcated features) with the features and comparing it with the fair value of an instrument with identical terms to the Old Bristow Preferred Stock without any of the bifurcated features (i.e., the preferred stock host).
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
The carrying and fair value of the Company’s debt, excluding unamortized debt issuance costs, are as follows (in thousands):

	Successor
	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2020
LIABILITIES
PK Air Debt	$198,217	$—	$205,627	$—
Macquarie Debt	145,232	—	153,119	—
7.750% Senior Notes	137,499	—	136,889	—
Lombard Debt	139,399	—	150,211	—
Promissory notes	17,069	—	17,069	—
Airnorth Debt	6,624	—	6,778	—
Humberside Debt	329	—	329	—
	$644,369	$—	$670,022	$—
March 31, 2020
LIABILITIES
PK Air Debt	$207,326	$—	$180,290	$—
Macquarie Debt	148,165	—	138,133	—
Lombard Debt	136,180	—	122,165	—
Term Loan	61,500	—	56,894	—
Airnorth Debt	7,618	—	7,221	—
Humberside Debt	335	—	335	—
	$561,124	$—	$505,038	$—

The carrying value is net of unamortized discount as follows (in thousands):

	Successor
	September 30, 2020	March 31, 2020
PK Air Debt	$11,095	$12,620
Macquarie Debt	9,196	11,063
7.750% Senior Notes	6,589	—
Lombard Debt	23,817	26,372
Airnorth Debt	339	605
Total unamortized debt discount	$51,036	$50,660

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 8 — COMMITMENTS AND CONTINGENCIES
Fleet — The Company’s unfunded capital commitments as of September 30, 2020 (Successor) consisted primarily of agreements to purchase helicopters and totaled $85.1 million, payable beginning in fiscal year 2021 through fiscal year 2022. The Company also had $1.3 million of deposits paid on options not yet exercised. All of the Company’s capital commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability other than aggregate liquidated damages of $2.1 million.
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
Other Purchase Obligations — As of September 30, 2020 (Successor), the Company had $9.6 million of other purchase obligations representing non-cancelable PBH maintenance commitments.
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
Note 9 — TAXES
The Company’s effective tax rate was (44.2)% and 11.8% during the three months ended September 30, 2020 (Successor) and September 30, 2019 (Predecessor), respectively, and 10.9% and 10.1% during the six months ended September 30, 2020 (Successor) and September 30, 2019 (Predecessor), respectively. The effective tax rate in the three and six months ended September 30, 2020 (Successor) includes the impact of utilization of net operating losses in certain foreign jurisdictions and adjustment to its valuation allowances against future realization of deductible business interest expense. The Company’s provision for income taxes for the interim period ended September 30, 2020 was prepared by applying the estimated annual income tax rate for the full fiscal year to income from continuing operations, excluding discrete items, for the reporting period. For the interim period ended June 30, 2020, the Company utilized the discrete effectively tax rate method to report its provision for income taxes.
The relationship between the Company’s provision for or benefit from income taxes and the Company’s pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, including asset sales, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) the Company’s geographical blend of pre-tax book income. Consequently, the Company’s income tax expense or benefit does not change proportionally with the Company’s pre-tax book income or loss. Significant decreases in the Company’s pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. The change in the Company’s effective tax rate excluding discrete items for the three and six months ended September 30, 2020 (Successor) compared to the three and six months ended September 30, 2019 (Predecessor) primarily related to changes in the blend of earnings taxed in relatively high taxed jurisdictions versus low taxed jurisdictions and nondeductible professional fees related to the Merger. The six months ended September 30, 2020 (Successor) income taxes include a benefit of $17.0 million related to the bargain purchase gain and an expense of $3.9 million from the impairment of the Company’s investment in Líder. Additionally, the Company increased its valuation allowances by $2.8 million and $3.6 million for the three months ended September 30, 2020 (Successor) and September 30, 2019 (Predecessor), respectively, and decreased its valuation allowances by

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

$6.2 million and increased its valuation allowances by $3.3 million for the six months ended September 30, 2020 (Successor) and September 30, 2019 (Predecessor), respectively, which also impacted the Company’s effective tax rate.
Valuation allowances represent the reduction of the Company’s deferred tax assets. The Company evaluates its deferred tax assets quarterly, which requires significant management judgment to determine the recoverability of these deferred tax assets by assessing whether it is more likely than not that some or all of the deferred tax asset will be realized before expiration. After considering all available positive and negative evidence using a “more likely than not” standard, the Company believes it is appropriate to value against deferred tax assets related to foreign tax credits and certain foreign net operating losses. For the three months ended September 30, 2019 (Predecessor), the Company released valuation allowances of $0.2 million related to net operating losses in certain foreign jurisdictions and deductible business interest expense. For the six months ended September 30, 2020 (Successor) and September 30, 2019 (Predecessor), the Company released valuation allowances of $9.6 million and $7.2 million, respectively, related to net operating losses in certain foreign jurisdictions and deductible business interest expense, respectively.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 10 — SHARE-BASED COMPENSATION AND OTHER EMPLOYEE BENEFIT PLANS
Management Incentive Plan
On the Effective Date, the Compensation Committee of Old Bristow’s Board adopted the 2019 Management Incentive Plan (the “MIP”). At the time of its adoption, the MIP served as an equity-based compensation plan for directors, officers and participating employees and other service providers of Old Bristow and its affiliates, pursuant to which Old Bristow was permitted to issue awards covering shares of the Old Bristow Common Stock and Old Bristow Preferred Stock. During the five months ended March 31, 2020 (Successor), Old Bristow awarded 188,210 shares of restricted Old Bristow Preferred Stock, 312,606 shares of restricted Old Bristow Common Stock, 113,081 Old Bristow Preferred Stock options and 265,049 Old Bristow Common Stock options. Upon the closing of the Merger, these awards converted into 656,617 shares of restricted Combined Company Common Stock and 433,283 stock options to purchase Combined Company Common Stock, of which 73,131 shares of restricted Combined Company Common Stock and 48,448 Combined Company Common Stock options vested and 227,884 shares of restricted of Combined Company Common Stock and 151,307 Combined Company Common Stock options forfeited on June 11, 2020 (Successor). Upon the closing of the Merger, 151,768 shares of unvested Combined Company restricted stock awards previously issued under the Era Group Inc. 2012 Share Incentive Plan (the “2012 Incentive Plan”) remained unvested.
Total stock based compensation expense, which includes stock options and restricted stock was $2.0 million and $7.2 million for the three and six months ended September 30, 2020 (Successor), respectively.
On June 17, 2020 (Successor), the Company awarded 150,001 shares of Combined Company performance restricted stock units at an average grant date fair value of $7.73 and 150,001 stock options to purchase Combined Company Common Stock at a grant date fair value of $10.99 to certain senior executives. The performance restricted stock vests on a cliff-basis after three years based on certain stock price performance targets. The following table shows the assumptions used to compute the stock-based compensation expense for stock options granted on June 17, 2020 (Successor):

Common Stock Options
Risk free interest rate	0.5%
Expected life (years)	6.5
Volatility	80.0%
Weighted average exercise price of options granted	15.76
Weighted average grant-date fair value of options granted	10.99

During the three months ended September 30, 2020, the Combined Company awarded 218,088 shares of restricted stock units at an average grant date fair value $19.41 per share and 11,667 stock options at a grant date fair value of $14.56.
Pension Plans
The components of net periodic pension cost (benefit) other than the service cost component are included in other income (expense), net on the Company’s condensed consolidated statement of operations. The following table provides a detail of the components of net periodic pension cost (benefit) (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	Successor	Predecessor	Successor	Predecessor
	2020	2019	2020	2019
Service cost for benefits earned during the period	$304	$152	$595	$311
Interest cost on pension benefit obligation	2,334	2,799	4,576	5,718
Expected return on assets	(3,233)	(3,841)	(6,340)	(7,846)
Prior service costs	—	34	—	69
Amortization of unrecognized losses	—	1,976	—	4,037
Net periodic pension cost	$(595)	$1,120	$(1,169)	$2,289

The current estimates of the Company’s cash contributions to the Company’s defined benefit pension plans to be paid in fiscal year 2021 are $16.3 million, of which $7.6 million was paid during the six months ended September 30, 2020 (Successor).
Note 11 — STOCKHOLDERS’ INVESTMENT, EARNINGS PER SHARE AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Stockholders’ Investment, Common Stock and Preferred Stock
As of September 30, 2020 (Successor), there were 29,813,734 shares of Combined Company Common Stock and no shares of the Combined Company’s preferred stock issued and outstanding.
In connection with the Merger, the Old Bristow Preferred Stock which was previously defined, was converted into Old Bristow Common Stock which was previously defined, and then all Old Bristow Common Stock was converted into the Combined Company Common Stock.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Share Repurchases.
On September 16, 2020, the Board authorized a stock repurchase plan providing for the repurchase of up to $75.0 million of the Company's common stock. Repurchases under the program may be made in the open market, including pursuant to a Rule 10b5-1 plan, by block repurchases, in private transactions (including with related parties) or otherwise, from time to time, depending on market conditions. The share repurchase program has no expiration date and may be suspended or discontinued at any time without notice.
During the three months ended September 30, 2020, the Company repurchased 345,327 shares of common stock in open market transactions for gross consideration of $7.6 million, which is an average cost per share of $21.93. After these repurchases, as of September 30, 2020, $67.4 million remained of the $75.0 million share repurchase program.
Earnings per Share
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share excludes options to purchase common shares and restricted stock units and awards which were outstanding during the period but were anti-dilutive. The following table shows the computation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	Successor	Predecessor	Successor	Predecessor
	2020	2019	2020	2019
Income (loss):
Net income (loss) attributable to Bristow Group Inc.	$(27,861)	$(162,974)	$43,616	$(332,220)
Less: PIK dividends (1)	—	—	(12,039)	—
Plus: Deemed contribution from conversion of preferred stock	—	—	144,986	—
Income available to common stockholders – basic	$(27,861)	$(162,974)	$176,563	$(332,220)
Less: Preferred stock adjustments	—	—	(3,377)	—
Income available to common stockholders – diluted	$(27,861)	$(162,974)	$173,186	$(332,220)
Shares:
Weighted average number of common shares outstanding – basic	29,357,959	35,918,916	20,230,285	35,918,916
Net effect of dilutive stock options and restricted stock	—	—	13,801,372	—
Weighted average number of common shares outstanding – diluted(2)(3)	29,357,959	35,918,916	34,031,657	35,918,916

Earnings per common share - basic	$(0.95)	$(4.54)	$8.73	$(9.25)
Earnings per common share - diluted	$(0.95)	$(4.54)	$5.09	$(9.25)
___________________________

(1)	See “Stockholders’ Investment, Common Stock and Preferred Stock” above for further discussion on PIK dividends.

(2)
Excludes weighted average common shares of 1,280,592 and 4,003,039 for the three months ended September 30, 2020 (Successor) and 2019 (Predecessor), respectively, and 1,267,315 and 3,825,187 for the six months ended September 30, 2020 (Successor) and 2019 (Predecessor), respectively, for certain share awards as the effect of their inclusion would have been antidilutive. The Old Bristow Preferred Stock is not included on an if-converted basis under diluted earnings per common share as the conversion of the shares would have been anti-dilutive.

(3)
Potentially dilutive shares issuable pursuant to the warrant transactions entered into concurrently with the issuance of the Combined Company’s 4½% Convertible Senior Notes (the “Warrant Transactions”) were not included in the computation of diluted income per share for the three six months ended September 30, 2019, because to do so would have been anti-dilutive.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in balances for accumulated other comprehensive income (loss) (in thousands):

	Successor
	Currency Translation Adjustments	Pension Liability Adjustments (1)	Unrealized gain (loss) on cash flow hedges (2)	Total
Balance as of March 31, 2020	$(16,440)	$6,389	$1,410	$(8,641)

Other comprehensive income (loss) before reclassification	18,485	—	(2,993)	15,492
Reclassified from accumulated other comprehensive income	—	—	829	829
Net current period other comprehensive income (loss)	18,485	—	(2,164)	16,321
Foreign exchange rate impact	(240)	240	—	—
Balance as of September 30, 2020	$1,805	$6,629	$(754)	$7,680

__________________________

(1)	Reclassification of amounts related to pension liability adjustments are included as a component of net periodic pension cost.

(2)	Reclassification of amounts related to cash flow hedges were included as direct costs.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 12 — SEGMENT INFORMATION
The Company conducts business in one segment: aviation services. The aviation services global operations include four regions as follows: Europe Caspian, Africa, Americas and Asia Pacific. The Europe Caspian region comprises all of the Company’s operations and affiliates in Europe and Central Asia, including Norway, the U.K. and Turkmenistan. The Africa region comprises all of the Company’s operations and affiliates on the African continent, including Nigeria and Egypt. The Americas region comprises all of the Company’s operations and affiliates in North America and South America, including Brazil, Canada, Colombia, Guyana, Suriname, Trinidad and the U.S. Gulf of Mexico. The Asia Pacific region comprises all of the Company’s operations and affiliates in Australia and Southeast Asia. Prior to the sale of BHLL and Aviashelf during the six months ended September 30, 2019 (Predecessor), the Company had operations in Sakhalin, Russia which is included in the Asia Pacific region. Prior to the sale of Eastern Airways on May 10, 2019 (Predecessor), the Company had fixed wing operations in the Europe Caspian region.
The following tables show region information reconciled to consolidated totals, and prepared on the same basis as the Company’s condensed consolidated financial statements (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	Successor	Predecessor	Successor	Predecessor
	2020	2019	2020	2019
Region revenue from external customers:
Europe Caspian	$164,920	$179,870	$331,913	$368,464
Africa	23,056	47,165	54,778	96,681
Americas	95,361	61,726	154,475	118,716
Asia Pacific	21,112	29,449	33,370	67,260
Corporate and other	191	10	297	275
Total region revenue (1)	$304,640	$318,220	$574,833	$651,396
_________________________________________________
(1)    The above table represents disaggregated revenue from contracts with customers except for the following (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	Successor	Predecessor	Successor	Predecessor
	2020	2019	2020	2019
Revenue not from contracts with customers:
Europe Caspian	$348	$318	$690	$622
Africa	—	—	—	—
Americas	9,019	7,983	18,026	15,966
Asia Pacific	83	79	157	160
Corporate and other	945	—	2,307	—
Total region revenue	$10,395	$8,380	$21,180	$16,748

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	Successor	Predecessor	Successor	Predecessor
	2020	2019	2020	2019
Earnings from unconsolidated affiliates, net of losses – equity method investments:
Europe Caspian	$(43)	$(3)	$(19)	$168
Americas	1,948	315	(54)	2,491
Corporate and other	—	321	—	321
Total earnings from unconsolidated affiliates, net of losses – equity method investments	$1,905	$633	$(73)	$2,980

Consolidated operating income (loss):
Europe Caspian	$19,614	$11,224	$46,926	$23,031
Africa	(13,790)	6,528	(8,941)	14,273
Americas	16,188	3,527	3,186	7,095
Asia Pacific	4,535	(19,848)	3,007	(32,282)
Corporate and other	(40,729)	(63,297)	(77,761)	(91,938)
Gain (loss) on disposal of assets	(8,473)	(230)	(2,951)	(4,017)
Total consolidated operating income (loss)	$(22,655)	$(62,096)	$(36,534)	$(83,838)

Depreciation and amortization:
Europe Caspian	$8,080	$12,395	$16,292	$24,834
Africa	1,284	5,007	2,601	9,998
Americas	5,098	7,590	8,053	14,470
Asia Pacific	2,048	2,970	4,054	6,691
Corporate and other	2,027	3,341	3,893	6,649
Total depreciation and amortization	$18,537	$31,303	$34,893	$62,642

	Successor
	September 30, 2020	March 31, 2020
Identifiable assets:
Europe Caspian	$1,193,599	$1,096,022
Africa	203,741	235,165
Americas	574,914	319,015
Asia Pacific	135,877	166,229
Corporate and other (2)	104,254	128,830
Total identifiable assets	$2,212,385	$1,945,261

Investments in unconsolidated affiliates – equity method investments:
Europe Caspian	$604	$575
Americas	56,320	76,483
Total investments in unconsolidated affiliates – equity method investments	$56,924	$77,058

_____________

(2)
Includes $9.3 million and $7.8 million of construction in progress within property and equipment on the Company’s condensed consolidated balance sheets as of September 30 and March 31, 2020 (Successor), respectively, which primarily represents aircraft modifications and other miscellaneous equipment, tooling and building improvements currently in progress.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as Old Bristow’s Financial Statements for the fiscal year ended March 31, 2020 (the “fiscal year 2020 Financial Statements”) and the related MD&A filed as exhibits to the Company’s Current Reports on Form 8-K filed on June 17, 2020 and July 1, 2020, (the “MD&A 8-K”), respectively. In the discussion that follows, the terms “Current Quarter” and “Prior Year Quarter” refer to the three months ended September 30, 2020 and 2019, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2021 is referred to as “fiscal year 2021.”
Unless the context otherwise indicates, in this MD&A: (i) the “Company”, “Combined Company,” “Bristow”, “we”, “us” and “our” refer to the entity currently known as Bristow Group Inc. and formerly known as Era Group Inc., together with its subsidiaries; (ii) “Old Bristow” refers to the entity formerly known as Bristow Group Inc. and now known as Bristow Holdings U.S. Inc., together with its subsidiaries; and (iii) “Era” refers to Era Group Inc. (currently known as Bristow Group Inc., the parent of the Combined Company and its subsidiaries prior to consummation of the Merger.
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

•
the possibility that reductions in spending on aviation services by governmental agencies could lead to modifications of our search and rescue (“SAR”) contract terms with the UK government, our contracts with the Bureau of Safety and Environmental Enforcement ("BSEE") or delays in receiving payments under such contracts; and

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
Executive Overview
Bristow Group Inc. is the leading global provider of vertical flight solutions. We primarily provide aviation services to a broad base of major integrated, national and independent offshore energy companies. We also provide commercial search and rescue (“SAR”) services in multiple countries and public sector SAR services in the United Kingdom (“U.K.”) on behalf of the Maritime & Coastguard Agency (“MCA”). Additionally, we offer other ad hoc helicopter and fixed wing transportation services. Our customers charter our helicopters primarily to transport personnel between onshore bases and offshore production platforms, drilling rigs and other installations. To a lesser extent, our customers also charter our helicopters to transport time-sensitive equipment to these offshore locations.
Our core business of providing aviation services to leading global oil and gas companies and public and private sector SAR services, as well as fixed wing transportation and ad hoc services, provides us with geographic and customer diversity which helps mitigate risks associated with a single market or customer. We currently have customers in Australia, Brazil, Canada, Chile, Colombia, Guyana, India, Mexico, Nigeria, Norway, Spain, Suriname, Trinidad, the U.K. and the U.S.
Certain of our operations are subject to seasonal factors. For example, operations in the U.S. Gulf of Mexico are often at their highest levels from April to September, as daylight hours increase, and are at their lowest levels from December to February, as daylight hours decrease.
Recent Developments
Merger Involving Bristow Group Inc. and Era Group Inc.
On January 23, 2020, Era, Merger Sub and Old Bristow entered into the Merger Agreement. On June 11, 2020, the Merger contemplated by the Merger Agreement was consummated and Merger Sub merged with and into Old Bristow, with Old Bristow continuing as the surviving corporation and as a direct wholly owned subsidiary of Era. Following the Merger, Era changed its name to Bristow Group Inc., and Old Bristow changed its name to Bristow Holdings U.S. Inc.

The Merger was accounted for as an acquisition by Old Bristow of Era even though Era was the legal acquirer and remains the ultimate parent of the Company. As a result, upon the closing of the Merger, Old Bristow’s historical financial statements replaced Era’s historical financial statements for all periods prior to the completion of the Merger, and the financial condition, results of operations, comprehensive income and cash flows of Era have been included in those financial statements since June 12, 2020. Therefore, any information in this MD&A that is presented as of dates or for periods prior to the completion of the Merger relates only to Old Bristow, and not the Company. Effective upon the closing of the Merger, the Company changed its fiscal year-end from December 31 to March 31, to correspond with Old Bristow’s fiscal year-end.
For pro forma condensed consolidated financial statements of the Company giving effect to the Merger, refer to the unaudited pro forma condensed combined financial information filed as Exhibit 99.2 to our Current Report on Form 8-K filed on June 17, 2020.
Impairment of Líder
In June 2020, upon evaluation of our investment in Líder Táxi Aéreo S.A. (“Líder”), an unconsolidated affiliate in Brazil, we recognized a non-cash impairment charge of $18.7 million. The Company initiated a partial dissolution process to exit its equity investment in Líder in July 2020. As a result of this process, the Company is no longer a shareholder of Líder.  The amount payable to the Company for its equity interests will be governed by the partial dissolution process set forth under the Brazilian Constitution.
COVID-19
The COVID-19 pandemic has resulted in a global crisis, with many countries placing restrictions on national and international travel and instituting other measures, including, among other things, reducing or eliminating public gatherings by placing limits on such events, shuttering non-essential stores and services, encouraging voluntary quarantines and imposing involuntary quarantines, in an effort to reduce and slow the spread of COVID-19. The long-term impact of COVID-19 on the global economy is not yet known, but it has had a significant influence on economic activity and likely will continue to have a significant impact on the global economy in the near-to-medium-term especially in light of recent resurgences of the virus, which in turn can cause volatility in oil and natural gas prices. Financial markets have also experienced significant volatility.
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

Fleet Information
As of September 30, 2020 (Successor), the aircraft in our fleet were as follows:

	Number of Aircraft
	Consolidated Affiliates
	Operating Aircraft
Type	Owned Aircraft	Leased Aircraft	Aircraft Held For Sale	Consolidated Aircraft	Maximum Passenger Capacity
Heavy Helicopters:
S-92A	35	30	—	65	19
S-92A U.K. SAR	3	9	—	12	19
H225	—	—	2	2	19
AW189	6	1	—	7	16
AW189 U.K. SAR	11	—	—	11	16
	55	40	2	97
Medium Helicopters:
AW139	53	8	—	61	12
S-76 C+/C++	28	—	3	31	12
S-76D	8	—	2	10	12
B212	3	—	—	3	12
B412	—	—	2	2	13
	92	8	7	107
Light—Twin Engine Helicopters:
AW109	6	—	—	6	7
EC135	10	—	—	10	6
BO 105	2	—	—	2	4
	18	—	—	18
Light—Single Engine Helicopters:
AS350	17	—	—	17	4
AW119	13	—	—	13	7
B407	7	—	—	7	6
	37	—	—	37

Total Helicopters	202	48	9	259
Fixed wing	7	5	3	15
UAV	—	2	—	2
Total Fleet	209	55	12	276

The chart below presents the number of aircraft in our fleet and their distribution among the regions as of September 30, 2020 (Successor), the number of helicopters we had on order as of September 30, 2020 (Successor), and the percentage of operating revenue each of our regions provided during the Current Quarter. For additional information regarding our commitments and options to acquire aircraft, see Note 9 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Percentage of Current Quarter Operating Revenue	Helicopters				UAV	Fixed Wing (1)
		Heavy	Medium	Light Twin	Light Single			Total (2) (3)
Europe Caspian	57%	66	15	—	4	2	—	87
Africa	10%	7	22	—	—	—	3	32
Americas	27%	24	68	18	33	—	—	143
Asia Pacific	6%	—	2	—	—	—	12	14
Total	100%	97	107	18	37	2	15	276
Aircraft not currently in fleet:
On order		3	—	5	—	—	—	8
_____________

(1)	Airnorth operates a total of 12 fixed wing aircraft, which are included in the Asia Pacific region.

(2)	The average age of our helicopter fleet was approximately twelve years as of September 30, 2020 (Successor).

(3)	Includes 55 leased aircraft as follows:

	Successor
	Leased Aircraft in Consolidated Fleet
	Helicopters				UAV	Fixed Wing
	Heavy	Medium	Light Twin	Light Single			Total
Europe Caspian	31	1	—	—	2	—	34
Africa	3	1	—	—	—	2	6
Americas	6	4	—	—	—	—	10
Asia Pacific	—	2	—	—	—	3	5
Total	40	8	—	—	2	5	55

Results of Operations
The following table presents our operating results and other statement of operations information for the applicable periods (in thousands, except percentages):

	Successor	Predecessor	Favorable (Unfavorable)
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Revenue:
Operating revenue	$295,722	$304,684	$(8,962)	(2.9)%
Reimbursable revenue	8,918	13,536	(4,618)	(34.1)%
Total revenues	304,640	318,220	(13,580)	(4.3)%

Costs and expense:
Operating expense	231,953	236,655	4,702	2.0%
Reimbursable expense	8,919	12,840	3,921	30.5%
General and administrative	39,268	37,820	(1,448)	(3.8)%
Merger-related costs	4,497	—	(4,497)	nm
Depreciation and amortization	18,537	31,303	12,766	40.8%
Total costs and expenses	303,174	318,618	15,444	4.8%

Loss on impairment	(17,596)	(62,101)	44,505	71.7%
Loss on disposal of assets	(8,473)	(230)	(8,243)	nm
Earnings from unconsolidated affiliates, net	1,948	633	1,315	nm
Operating loss	(22,655)	(62,096)	39,441	63.5%

Interest income	434	270	164	60.7%
Interest expense	(13,445)	(22,715)	9,270	40.8%
Reorganization items, net	—	(93,943)	93,943	nm
Gain on sale of subsidiaries	—	420	(420)	nm
Bargain purchase gain	5,660	—	5,660	nm
Other income (expense), net	10,592	(6,637)	17,229	nm
Total other income (expense)	3,241	(122,605)	125,846	nm
Loss before benefit (provision) for income taxes	(19,414)	(184,701)	165,287	89.5%
Benefit (provision) for income taxes	(8,578)	21,782	(30,360)	nm
Net Loss	(27,992)	(162,919)	134,927	82.8%
Net (income) loss attributable to noncontrolling interests	131	(55)	186	nm
Net Loss attributable to Bristow Group Inc.	$(27,861)	$(162,974)	$135,113	82.9%

	Successor	Predecessor	Favorable (Unfavorable)
	Six Months Ended September 30, 2020	Six Months Ended September 30, 2019
Revenue:
Operating revenue	$557,230	$621,260	$(64,030)	(10.3)%
Reimbursable revenue	17,603	30,136	(12,533)	(41.6)%
Total revenues	574,833	651,396	(76,563)	(11.8)%

Costs and expense:
Operating expense	422,389	494,414	72,025	14.6%
Reimbursable expense	17,567	28,974	11,407	39.4%
Prepetition restructuring charges	—	13,476	13,476	nm
General and administrative	74,791	72,590	(2,201)	(3.0)%
Merger-related costs	21,917	—	(21,917)	nm
Depreciation and amortization	34,893	62,642	27,749	44.3%
Total costs and expenses	571,557	672,096	100,539	15.0%

Loss on impairment	(36,829)	(62,101)	25,272	40.7%
Loss on disposal of assets	(2,951)	(4,017)	1,066	26.5%
Earnings (losses) from unconsolidated affiliates, net	(30)	2,980	(3,010)	nm
Operating loss	(36,534)	(83,838)	47,304	56.4%

Interest income	696	657	39	5.9%
Interest expense	(25,949)	(49,423)	23,474	47.5%
Reorganization items, net	—	(170,299)	170,299	nm
Loss on sale of subsidiaries	—	(55,883)	55,883	nm
Change in fair value of preferred stock derivative liability	15,416	—	15,416	nm
Bargain purchase gain	81,093	—	81,093	nm
Other income (expense), net	13,978	(10,510)	24,488	nm
Total other income (expense)	85,234	(122,605)	207,839	nm
Income (loss) before benefit (provision) for income taxes	48,700	(369,296)	417,996	nm
Benefit (provision) for income taxes	(5,288)	37,289	(42,577)	nm
Net income (loss)	43,412	(332,007)	375,419	nm
Net (income) loss attributable to noncontrolling interests	204	(213)	417	nm
Net income (loss) attributable to Bristow Group Inc.	$43,616	$(332,220)	$375,836	nm

Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the applicable periods (in thousands):

	Successor	Predecessor
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Favorable (Unfavorable)
Oil and gas:
Europe Caspian	$98,495	$114,537	$(16,042)	(14.0)%
Americas	93,102	60,330	32,772	54.3%
Africa	21,237	40,855	(19,618)	(48.0)%
Asia Pacific	2,920	6,564	(3,644)	(55.5)%
Total oil and gas	215,754	222,286	(6,532)	(2.9)%
UK SAR Services	56,978	54,499	2,479	4.5%
Fixed Wing Services	20,310	27,891	(7,581)	(27.2)%
Other	2,680	8	2,672	nm
	$295,722	$304,684	$(8,962)	(2.9)%

	Successor	Predecessor
	Six Months Ended September 30, 2020	Six Months Ended September 30, 2019	Favorable (Unfavorable)
Oil and gas:
Europe Caspian	$204,306	$228,277	$(23,971)	(10.5)%
Americas	151,262	116,366	34,896	30.0%
Africa	51,253	83,690	(32,437)	(38.8)%
Asia Pacific	5,623	20,716	(15,093)	(72.9)%
Total oil and gas	412,444	449,049	(36,605)	(8.2)%
UK SAR Services	109,600	110,578	(978)	(0.9)%
Fixed Wing Services	31,781	61,358	(29,577)	(48.2)%
Other	3,405	275	3,130	nm
	$557,230	$621,260	$(64,030)	(10.3)%
Current Quarter compared to Prior Year Quarter
Operating Revenues. Operating revenues were $9.0 million lower in the Current Quarter compared to the Prior Year Quarter.
Operating revenues from oil and gas operations were $6.5 million lower in the Current Quarter.
Operating revenues from oil and gas operations in Africa were $19.6 million lower primarily due to lower utilization.
Operating revenues from oil and gas operations in the Europe Caspian region were $16.0 million lower in the Current Quarter. Revenues in the U.K. decreased by $9.3 million primarily due to lower utilization, partially offset by the strengthening of the British pound sterling relative to the U.S. dollar. Revenues in Norway decreased $5.3 million primarily due to lower utilization. Revenues in Turkmenistan were $1.3 million lower due to the end of customer contracts.
Operating revenues from oil and gas operations in the Asia Pacific region were $3.6 million lower primarily due to lower utilization.
Operating revenues from oil and gas operations in the Americas were $32.8 million higher in the Current Quarter primarily due to the impact of the Merger. These increases were partially offset by lower utilization of small and medium helicopters.
Operating revenues from U.K. SAR services were $2.5 million higher in the Current Quarter primarily due to an increase in flight hours.
Operating revenues from fixed wing services were $7.6 million lower in the Current Quarter. Revenues from fixed wing services in Australia, Africa and the U.K. were $2.6 million, $3.0 million and $2.0 million lower, respectively, primarily due to lower utilization.
Operating revenues from other services were $2.7 million higher due to the benefit of the Merger.
Operating Expenses. Operating expenses were $4.7 million lower in the Current Quarter. Lease costs were $5.9 million lower in the Current Quarter primarily due to aircraft lease rejections related to Chapter 11 during the prior year. Fuel expense was $5.7 million lower primarily due to a decrease in flight hours and a lower average fuel price. Maintenance costs were $1.4 million lower primarily due to lower power-by-the-hour (“PBH”) expense related to fewer flight hours, partially offset by an increase in PBH amortization costs related to the recognition of a PBH asset as a result of fresh-start accounting. Other direct costs decreased $4.9 million primarily due to the decrease in activity, including lower training costs. This was partially offset by an increase in personnel costs of $11.5 million primarily due to severance costs and an increase in headcount related to the Merger. Insurance costs were $1.7 million higher in the Current Quarter primarily due to deductibles related to hurricane damages.
General and Administrative. General and administrative expenses were $1.4 million higher in the Current Quarter primarily due to the impact of the Merger.
Merger-related costs. Merger-related costs of $4.5 million primarily consist of professional services fees and severance costs related to the Merger.
Depreciation and Amortization. Depreciation and amortization expenses were $12.8 million lower in the Current Quarter primarily due to the revaluation of assets in connection with the adoption of fresh-start accounting. Old Bristow recorded all property and equipment at fair value upon emergence from Chapter 11 and made certain changes to the useful lives and salvage value of its assets. This was partially offset by an increase due to the impact of the inclusion of Era’s assets.
Loss on Impairment. During the Current Quarter, the Company recognized a loss on impairment of $12.4 million related to the write down of inventory and a loss on impairment of $5.2 million related to helicopters that were transferred to held for sale assets. During the Prior Year Quarter, Old Bristow recognized a loss on the impairment of H225 helicopters of $42.0 million, goodwill impairment of $17.5 million related to Airnorth and a $2.6 million impairment of the investment in Sky Futures Partners Limited.
Gain (Loss) on Disposal of Assets. During the Current Quarter, the Company sold ten H225 heavy, nine S-76C++ medium and twelve B407 single engine helicopters for cash proceeds of $40.5 million, resulting in losses of $8.5 million. During the Prior Year Quarter, the Company sold one B412 medium helicopter and other equipment resulting in losses of $0.2 million.
Earnings from Unconsolidated Affiliates, net of Losses. During the Current Quarter, the Company recognized gains of $1.9 million from its equity investments compared to gains of $0.6 million in the Prior Year Quarter.
Operating Income (Loss). Operating loss as a percentage of revenues was (7.7)% in the Current Quarter compared to (20.4)% in the Prior Year Quarter. Operating loss in the Current Quarter was primarily due to the loss on disposal of assets and loss on impairment. Operating loss in the Prior Year Quarter was primarily due to the loss on impairment.
Interest Expense. Interest expense was $9.3 million lower in the Current Year Quarter primarily due to lower debt balances and the absence of the amortization of deferred financing fees as these fees were written-off as a result of Chapter 11. These decreases were partially offset by increased debt discount amortization related to the fair valuing of debt as a result of fresh-start accounting and the impact of the Merger.
Reorganization Items, net. Reorganization items incurred in the Prior Year Quarter related to Chapter 11 and consisted of professional services fees of $35.5 million, H175 settlement charges of $31.8 million, Backstop Commitment Agreement estimated fees of $19.3 million, lease termination costs of $4.2 million, debt related expenses of $4.1 million, corporate lease termination cost of $1.1 million and a benefit of $1.9 million resulting from an adjustment to the allowed claim associated with the return of four H225 helicopters.
Bargain Purchase Gain. During the Current Quarter, the Company recognized a bargain purchase gain of $5.7 million related to the Merger. The Current Quarter gain was an adjustment to the previously calculated excess of the fair value of Era’s identified assets acquired and liabilities assumed.

Other Income (Expense), net. Other income, net was $10.6 million in the Current Quarter compared to other expense, net of $6.6 million in the Prior Year Quarter. Other income in the Current Quarter was primarily due to net foreign exchange gains of $6.9 million as shown in the table below, a favorable interest adjustment to the Company’s pension liability of $0.9 million and other income related to Airnorth (government grants) of $2.7 million. Other expense, net in the Prior Year Quarter was primarily due to net foreign exchange losses of $5.8 million as shown in the table below and an unfavorable interest adjustment to the Company’s pension liability of $0.9 million.

	Successor	Predecessor	Favorable (Unfavorable)
	Current Quarter	Prior Year Quarter

Foreign currency gains (losses) by region:
Europe Caspian	$9,898	$(6,857)	$16,755
Africa	(2,030)	855	(2,885)
Americas	85	353	(268)
Asia Pacific	1,427	(1,006)	2,433
Corporate and other	(2,445)	839	(3,284)
Foreign currency gains (losses)	6,935	(5,816)	12,751
Pension interest	939	(893)	1,832
Other	2,718	72	2,646
Other income (expense), net	$10,592	$(6,637)	$17,229
Income Tax Benefit (Expense). The Company’s effective tax rate was (44.2)% and 11.8% during the Current Quarter and Prior Year Quarter, respectively. The change in the Company’s effective tax rate primarily related to changes in the blend of earnings, nondeductible professional fees, and the tax impact of valuation allowances on the Company’s net operating losses and deductible business interest expense.
Current Six Months compared to Prior Year Six Months
Operating Revenues. Operating revenues were $64.0 million lower in the six months ended September 30, 2020 (the "Current Period") compared to the six months ended September 30, 2019 (the "Prior Year Period").
Operating revenues from oil and gas operations were $36.6 million lower in the Current Period.
Operating revenues from oil and gas operations in Africa were $32.4 million lower primarily due to lower utilization.
Operating revenues from oil and gas operations in the Europe Caspian region were $24.0 million lower in the Current Period. Revenues in the U.K. decreased $6.5 million primarily due to lower utilization. Revenues in Norway decreased $15.1 million primarily due to lower utilization. Revenues in Turkmenistan decreased $2.1 million due to the end of customer contracts.
Operating revenues from oil and gas operations in the Asia Pacific region were $15.1 million lower in the Current Period. The Prior Year Period included revenues of $5.6 million related to a business that was subsequently sold. Revenues in Australia decreased $9.5 million primarily due to lower utilization.
Operating revenues from oil and gas operations in the Americas were $34.9 million higher in the Current Period primarily due to the addition of Era’s operations upon conclusion of the Merger. These increases were partially offset by lower utilization of small and medium helicopters in the U.S. Gulf of Mexico and Trinidad.
Operating revenues from U.K. SAR services were $1.0 million lower in the Current Period.
Operating revenues from fixed wing services decreased by $29.6 million in the Current Period. Fixed wing services in the Prior Year Period included revenues from Eastern Airways, which was sold during the Prior Year Period, of $10.2 million. Revenues from fixed wing services in Australia and Africa were $13.5 million and $5.9 million lower, respectively, primarily due to lower utilization.
Operating revenues from other services were $3.1 million higher due to the benefit of the Merger.
Operating Expenses. Operating expenses were $72.0 million lower in the Current Period. Lease costs were $26.4 million lower in the Current Period primarily due to aircraft lease rejections in the Chapter 11 Cases prior to the Current Period and the absence of $10.8 million in net lease return costs incurred in the Prior Year Period. Fuel expense was $17.3 million lower primarily due to a decrease in flight hours and a lower average fuel price. Maintenance costs were $9.7 million lower primarily due to lower PBH expense related to fewer flight hours, partially offset by an increase in PBH amortization costs related to the recognition of a PBH asset as a result of fresh-start accounting. Other direct costs decreased $19.1 million primarily due to the decrease in activity, including lower training, travel and freight costs. These decreases were partially offset by an increase in personnel costs of $0.6 million primarily due to a net increase in headcount and severance costs following the Merger.
Pre-Petition Restructuring Charges. In the Prior Year Period, the Company incurred $13.5 million in professional fees prior to the petition date related to the Chapter 11 Cases.
General and Administrative. General and administrative expenses were $2.2 million higher in the Current Period primarily due to the impact of the Merger.
Merger-related costs. Merger-related costs of $21.9 million primarily consist of professional services fees and severance costs related to the Merger.
Depreciation and Amortization. Depreciation and amortization expense decreased by $27.7 million in the Current Period primarily due to the revaluation of assets in connection with the adoption of fresh-start accounting. Old Bristow recorded all property and equipment at fair value upon emergence from Chapter 11 and made certain changes to the useful lives and salvage value of assets.
Loss on Impairment. During the Current Period, the Company recognized a loss on the impairment of its investment in Líder of $18.7 million, a loss on impairment of $12.4 million related to the write down of inventory, which was agreed to be sold with helicopters, a loss on impairment of $5.2 million related to helicopters that were transferred to held for sale assets and a separate inventory impairment of $0.5 million.
Loss on Disposal of Assets. During the Current Period, the Company sold eleven H225 heavy, nine S-76C++ medium and twelve B407 single engine helicopters and other equipment for cash proceeds of $52.1 million, resulting in losses of $3.0 million. During the Prior Year Period, the Company sold two B412 medium helicopters, a fixed wing aircraft and other equipment resulting in losses of $4.0 million.
Earnings from Unconsolidated Affiliates, net of Losses. During the Current Period, the Company recognized losses of less than $0.1 million from equity investments compared to gains of $3.0 million in the Prior Year Period.
Operating Loss. Operating loss as a percentage of revenues was (6.6)% in the Current Period compared to (13.5)% in the Prior Year Period. Operating loss in the Current Period was primarily due to losses on impairment and losses on disposal of assets. Operating loss in the Prior Year Period was primarily due to pre-petition restructuring costs, the recognition of lease return costs and the loss on impairment.
Interest Expense. Interest expense was $23.5 million lower in the Current Year Period primarily due to lower debt balances and the absence of the amortization of deferred financing fees as these fees were written-off as a result of Chapter 11. These decreases were partially offset by increased debt discount amortization related to the fair valuing of debt as a result of fresh-start and purchase price accounting.
Reorganization Items, net. Reorganization items incurred in the Prior Year Period related to the Chapter 11 Cases and consisted of professional fees of $51.0 million, H175 settlement agreement of $31.8 million, lease termination costs of $30.2 million, the write-off of debt discount of $30.2 million, backstop agreement cost of $19.3 million, the write-off of deferred financing costs of $4.6 million, fees incurred related to the DIP Credit Agreement of $4.1 million and corporate lease termination costs of $1.1 million, slightly offset by the benefit on the Milestone Omnibus Agreement allowed claim adjustment of $1.9 million.
Loss on sale of Subsidiaries. During the Prior Year Period, Old Bristow sold two subsidiaries, Eastern Airways and Aviashelf, resulting in losses of $46.9 million and $9.0 million, respectively.
Change in Fair Value of Preferred Stock Derivative. During the Current Period, Old Bristow recognized a benefit of $15.4 million related to a decrease in the fair value of preferred stock derivative.
Gain on Bargain Purchase. During the Current Period, the Company recognized a bargain purchase gain of $81.1 million related to the Merger. The net tangible and intangible assets acquired, and liabilities assumed in connection with the Merger, were recorded at their acquisition date fair values.  The excess of the fair value of Era’s identified assets acquired and liabilities assumed was recognized as a gain.

Other Income (Expense), net. Other income, net was $14.0 million in the Current Period compared to other expense, net of $10.5 million in the Prior Year Period. Other income in the Current Period was primarily due to net foreign exchange gains of $8.3 million as shown in the table below, a favorable interest adjustment to the Company’s pension liability of $1.8 million and other income related to Airnorth (government grants) of $3.9 million. Other expense, net in the Prior Year Period was primarily due to net foreign exchange losses of $8.7 million as shown in the table below and an unfavorable interest adjustment to the Company’s pension liability of $1.8 million.

	Successor	Predecessor	Favorable (Unfavorable)
	Current Period	Prior Year Period

Foreign currency gains (losses) by region:
Europe Caspian	$10,257	$(10,681)	$20,938
Africa	(2,870)	622	(3,492)
Americas	(1,016)	679	(1,695)
Asia Pacific	5,221	(1,276)	6,497
Corporate and other	(3,283)	1,910	(5,193)
Foreign currency gains (losses)	8,309	(8,746)	17,055
Pension interest	1,799	(1,845)	3,644
Other	3,870	81	3,789
Other income (expense), net	$13,978	$(10,510)	$24,488
Income Tax Benefit (Expense). The Company’s effective tax rate was 10.9% and 10.1% during the Current Period and Prior Year Period, respectively.
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
Summary of Cash Flows

	Successor	Predecessor
	Six Months Ended September 30, 2020	Six Months Ended September 30, 2019
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$34,991	$(57,165)
Investing activities	168,441	(43,405)
Financing activities	(96,604)	110,904
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,756)	4,406
Net increase in cash, cash equivalents and restricted cash	$105,072	$14,740
Operating Activities
Cash flows provided by operating activities were $35.0 million during the Current Period compared to cash flows used in operating activities of $57.2 million during the Prior Year Period. Operating income before depreciation, impairment charges and losses on asset dispositions, net was $6.8 million lower in the Current Period compared to the Prior Year Period primarily due to lower utilization of aircraft and Merger-related costs. The Prior Year Period was, however, impacted by significant reorganization costs related to Chapter 11, with a net cash impact of $51.0 million.
Cash paid for interest expense and income taxes was $14.5 million and $7.7 million, respectively, in the Current Period compared to $37.2 million and $8.6 million, respectively, in the Prior Year Period.

Investing Activities
During the Current Period, net cash provided by investing activities was $168.4 million primarily as follows:
•Increase in cash from the Merger of $120.2 million,
•Proceeds of $52.1 million from the sale or disposal of thirty-two aircraft and certain other equipment, and
•Non-refundable deposits on assets held for sale of $3.4 million, partially offset by
•Capital expenditures of $7.4 million.
During the Prior Year Period, net cash used in investing activities was $43.4 million primarily as follows:

•	Capital expenditures of $26.0 million, and

•	Net payments of $22.5 million for the disposal of Eastern Airways, BHLL and Aviashelf, partially offset by
•Proceeds of $5.0 million from the sale or disposal of three aircraft and certain other equipment.
Financing Activities
During the Current Period, net cash used in financing activities was $96.6 million primarily as follows:
•Net repayments of debt and redemption premiums of $85.4 million, and
•Share repurchases of $11.2 million.
During the Prior Year Period, net cash provided by financing activities was $110.9 million primarily as follows:
•Borrowings under the Term Loan Agreement were $225.6 million, partially offset by
•Debt issuance costs of $14.1 million, and
•Net repayments of debt of $99.2 million.
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
Our availability of long-term liquidity is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, debt service, capital expenditures and a reasonable return on investment. While the COVID-19 pandemic, in general, and the related decrease in oil and natural gas prices, more specifically, have not had a material impact on our liquidity, a sustained environment of depressed oil and natural gas prices could affect capital spending for offshore oil and gas exploration, drilling and production, which in turn could affect our business and liquidity. As of September 30, 2020, we had $301.4 million of unrestricted cash and $57.2 million of remaining availability under our amended asset-backed revolving credit facility (the “ABL Facility”) for total liquidity of $358.6 million. Borrowings under the amended ABL Facility are subject to certain conditions and requirements.
As of September 30, 2020, approximately 47% of our total cash balance was held outside the U.S. and is generally used to meet the liquidity needs of our non-U.S. operations. Most of our cash held outside the U.S. could be repatriated to the U.S., and any such repatriation could be subject to additional taxes. If cash held by non-U.S. operations is required for funding operations in the U.S., we may make a provision for additional taxes in connection with repatriating this cash, which is not expected to have a significant impact on our results of operations.
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

Debt Obligations
Total debt (excluding unamortized discounts) as of September 30, 2020 (Successor) was $644.4 million. The following table summarizes the contractual maturity dates for our significant debt as of September 30, 2020 (Successor):

Debt	Maturity Date
Promissory notes	December 2020
7.750% Senior Notes	December 15, 2022
Macquarie Debt	March 6, 2023
Lombard Debt	December 29, 2023 and January 30, 2024
PK Air Debt	January 13 and 27, 2025
Currently, we do not believe the conditions caused by COVID-19 will affect our ability to meet the maintenance and other covenants in our debt instruments.
See further discussion of outstanding debt as of September 30, 2020 (Successor) in Note 6 of the condensed consolidated financial statements.
Lease Obligations
We have non-cancelable operating leases in connection with the lease of certain equipment, including leases for aircraft, and land and facilities used in our operations. The related lease agreements, which range from non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and can also include renewal options. As of September 30, 2020 (Successor), aggregate future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year, including leases for 45 aircraft, were as follows (in thousands):

	Aircraft	Other	Total
Fiscal year ending March 31,
2021	$44,047	$14,781	$58,828
2022	77,287	25,835	103,122
2023	58,616	10,154	68,770
2024	46,005	8,235	54,240
2025	28,370	6,127	34,497
Thereafter	2,170	25,734	27,904
	$256,495	$90,866	$347,361
Pension Obligations
As of September 30, 2020 (Successor), we had recorded on our balance sheet a net $8.9 million pension liability related to the Bristow Helicopters Limited and Bristow International Aviation (Guernsey) Limited (“BIAGL”) pension plans. The liability represents the excess of the present value of the defined benefit pension plan liabilities over the fair value of plan assets that existed at that date. The minimum funding rules of the U.K. require the employer to agree to a funding plan with the plans’ trustee for securing that the pension plan has sufficient and appropriate assets to meet its technical provisions liabilities. In addition, where there is a shortfall in assets against this measure, we are required to make scheduled contributions in amounts sufficient to bring the plan up to 100% funded as quickly as can be reasonably afforded. The employer contributions for the main U.K. pension plan for the Combined Fiscal Year 2020, the Predecessor Fiscal Year 2019 and the Predecessor Fiscal Year 2018 were £12.7 million ($16.2 million), £12.7 million ($16.6 million), and £12.8 million ($17.0 million), respectively. See further discussion of pension plans in Note 10 to the condensed consolidated financial statements.
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

As of September 30, 2020, we had unfunded capital commitments of $85.1 million, consisting primarily of agreements to purchase helicopters, including three AW189 heavy helicopters and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered in fiscal year 2022. Delivery dates for the AW169 helicopters have yet to be determined. These commitments are payable beginning in fiscal year 2021 through fiscal year 2022, and all of the commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability to us other than aggregate liquidated damages of $2.2 million. If we do not exercise our rights to cancel these capital commitments, we expect to finance the remaining acquisition costs for these helicopters through a combination of cash on hand, cash provided by operating activities, asset sales and financing options.
In addition, we had outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery in fiscal year 2022 and fiscal year 2023.
We had $9.6 million of other purchase obligations representing non-cancelable PBH maintenance commitments.
Off Balance Sheet Arrangements
On occasion, we and our partners will guarantee certain obligations on behalf of our subsidiaries and affiliates. As of September 30, 2020, we had no such guarantees in place. Letters of credit issued under the ABL Facility in the aggregate face amount of $9.2 million were outstanding on September 30, 2020 (Successor).
Selected Financial Information on Guarantors of Securities
On December 12, 2012, Era Group Inc., renamed Bristow Group Inc. (“the Parent”) upon closing of the Merger, issued its 7.750% Senior Notes due 2022. The Registered Notes are fully and unconditionally guaranteed as to payment by a number of subsidiaries of the Parent (collectively, the “Guarantors”). The Parent is a holding company with no significant assets other than the stock of its subsidiaries. In order to meet its financial needs and obligations, the Parent relies exclusively on income from dividends and other cash flow from such subsidiaries. The subsidiary guarantees provide that, in the event of a default on the Registered Notes, the holders of the Registered Notes may institute legal proceedings directly against the Guarantors to enforce the guarantees without first proceeding against the Parent.
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

	Successor
	September 30, 2020

Current assets	$521,826
Non-current assets	$1,387,549
Current liabilities	$260,380
Non-current liabilities	$632,969

	Successor
	Three Months Ended September 30, 2020	Six Months Ended September 30, 2020
Total revenues	$85,862	$137,982
Operating income (expense)	$(29,350)	$(52,625)
Net income (loss)	$(31,852)	$(37,896)
Net income (loss) attributable to Bristow Group	$(31,863)	$(37,918)

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
Market Risk
On September 30, 2020, Brent crude oil prices closed at $40.05 per barrel having previously closed at $20.51 per barrel on March 31, 2020, declining from $61.14 per barrel closing price on December 31, 2019. A combination of factors led to this initial decline and continued volatility, including an increase in low-priced oil from Saudi Arabia supplied into the market coupled with Russia’s position to abstain from participating in the supply reduction agreement with the Organization of the Petroleum Exporting Countries (“OPEC”) and the reduction in demand for oil due to the global COVID-19 pandemic. We are continuing to closely monitor our exposure to this risk and the potential impacts on our business.

Foreign Currency Risk
Our primary foreign currency exposure is to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner, the Nigerian naira and the Brazilian real. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Six Months Ended September 30, 2020	Six Months Ended September 30, 2019
One British pound sterling into U.S. dollars
High	1.34	1.27	1.34	1.32
Average	1.29	1.23	1.27	1.26
Low	1.25	1.21	1.21	1.21
At period-end	1.29	1.23	1.29	1.23
One euro into U.S. dollars
High	1.20	1.13	1.20	1.14
Average	1.17	1.11	1.14	1.12
Low	1.12	1.09	1.08	1.09
At period-end	1.17	1.09	1.17	1.09
One Australian dollar into U.S. dollars
High	0.74	0.70	0.74	0.72
Average	0.71	0.69	0.69	0.69
Low	0.69	0.67	0.60	0.67
At period-end	0.72	0.67	0.72	0.67
One Norwegian kroner into U.S. dollars
High	0.1152	0.1172	0.1152	0.1179
Average	0.1095	0.1129	0.1048	0.1143
Low	0.1043	0.1097	0.0928	0.1097
At period-end	0.1069	0.1101	0.1069	0.1101
One Nigerian naira into U.S. dollars
High	0.0026	0.0028	0.0026	0.0028
Average	0.0026	0.0028	0.0026	0.0028
Low	0.0026	0.0028	0.0026	0.0028
At period-end	0.0026	0.0028	0.0026	0.0028
One Brazilian real into U.S. dollars
High	0.1961	0.2675	0.2043	0.2675
Average	0.1862	0.2524	0.1862	0.2538
Low	0.1769	0.2393	0.1688	0.2393
At period-end	0.1774	0.2401	0.1774	0.2401
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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Six Months Ended September 30, 2020	Six Months Ended September 30, 2019

Foreign currency transaction gains (losses)	6,935	(5,816)	8,309	(8,746)
Foreign currency transaction gains (losses) from earnings from unconsolidated affiliates, net of losses	—	(1,596)	—	(1,710)

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
Item 4.    Controls and Procedures.
At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision of and with the participation of our management, including Christopher S. Bradshaw, our Chief Executive Officer (“CEO”), and Jennifer Whalen, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Due solely to the existence of the material weaknesses described below, our CEO and CFO have concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and that information relating to us (including our consolidated subsidiaries) required to be disclosed is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.
Material Weakness in Internal Control Over Financial Reporting
In connection with its evaluation of internal control over financial reporting for the fiscal years ended March 31, 2018 and 2019, management of Old Bristow identified the following material weaknesses which have not been remediated as of September 30, 2020.
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
Control Environment. In response to the material weakness described above, we are actively implementing certain organizational enhancements, including: (i) augmenting our treasury and legal teams with additional internal or external professionals with the appropriate levels of knowledge, expertise, and skills in the area of non-financial debt covenant compliance monitoring, (ii) augmenting our financial planning and analysis team with additional internal or external professionals with the appropriate level of knowledge, expertise and skills to enhance the level of precision at which our internal controls over financial reporting related to asset impairment assessments are performed and (iii) augmenting our technical accounting team with additional internal or external professionals with the appropriate levels of knowledge, expertise and skills to assist in the evaluation of asset impairment assessments. In order to consider this material weakness remediated, we believe additional time is needed to evaluate and implement the necessary organizational enhancements and demonstrate sustainability as it relates to the revised controls.
Risk Assessment. In response to the material weakness described above, we have enhanced our risk assessment process to better identify, evaluate and monitor changes that could significantly impact our system of internal control. These enhancements include the establishment of a charter for, and the formation of, a formal Enterprise Risk Management Committee responsible for defining and continually evaluating our enterprise risk assessment objectives, overseeing the Company’s enterprise risk assessment process and ensuring the Company responds appropriately to identified risks through the selection and development of control activities responsive to the identified risks. The enhancements culminated in the presentation of our revised risk assessment output to the board of directors during the period. We believe the enhancements we have made during the period will be sufficient to remediate this material weakness; however, to consider this material weakness remediated, we believe additional time is needed to demonstrate sustainability as it relates to the revised controls.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Other than the changes resulting from the remediation of the material weaknesses described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 (Successor), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings
We have certain actions or claims pending that have been discussed and previously reported in the Financial Statement 8-K, Era’s Annual Report on Form 10-K for the year ended December 31, 2019, Era’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2020 and the Joint Proxy Statement/Prospectus. Developments in these previously reported matters, if any, are described in Note 8 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes during the three months ended September 30, 2020 in the “Risk Factors” in our Joint Proxy Statement/Prospectus and Era’s Annual Report on Form 10-K for the year ended December 31, 2019, which is incorporated by reference into the Joint Proxy Statement/Prospectus.
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
In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. As of September 30, 2020, efforts to contain COVID-19 have not succeeded in many regions, and the global pandemic remains ongoing. In addition, while certain precautionary restrictions were relaxed during the summer months, recent increases in infection rights have caused some of these restrictions to be re-implemented. To the extent infection rates remain high, other restrictions may be put in place.
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
We are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. In connection with its evaluation of internal control over financial reporting for the fiscal years ended March 31, 2018 and 2019, Old Bristow’s management identified the following material weaknesses, which have not been remediated as of September 30, 2020.

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
We have significant indebtedness and debt service obligations. As of September 30, 2020 (Successor), we had total debt of $644.4 million. The agreements governing such indebtedness impose certain limits on our flexibility to operate our business. In particular, the instruments governing our debt contain various covenants that limit our ability to, among other things:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the three months ended September 30, 2020:

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
July 1, 2020 - July 31, 2020	—	$—	—	$—
August 1, 2020 - August 31, 2020	312	$16.52	—	$—
September 1, 2020 - September 30, 2020	345,445	$21.93	345,327	$67,426,595
___________________________
(1) Includes 430 shares purchased in connection with the surrender of shares by employees to satisfy certain tax withholding obligations. These repurchases are not a part of our publicly announced plan and do not affect our Board-approved share repurchase program.
(2) On September 16, 2020, the Board authorized a stock repurchase plan providing for the repurchase of up to $75.0 million of the Company's common stock. Repurchases under the program may be made in the open market, including pursuant to a Rule 10b5-1 plan, by block repurchases, in private transactions (including with related parties) or otherwise, from time to time, depending on market conditions. The share repurchase program has no expiration date and may be suspended or discontinued at any time without notice.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit
10.1*†	Form of Non-Employee Director Restricted Stock Unit Grant Agreement Pursuant to the Bristow Group Inc. 2019 Management Incentive Plan
10.2*†	Form of Restricted Stock Unit Grant Agreement Pursuant to the Bristow Group Inc. 2012 Share Incentive Plan
10.3*†	Form of Restricted Stock Unit Grant Agreement Pursuant to the Bristow Group Inc. 2019 Management Incentive Plan
10.4*†	Form of Common Stock Option Grant Agreement Pursuant to the Bristow Group Inc. 2012 Share Incentive Plan
10.5*†	Form of Common Stock Option Grant Agreement Pursuant to the Bristow Group Inc. 2019 Management Incentive Plan
31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.
31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant.
32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
†	Compensatory Plan or Arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ Jennifer D. Whalen
Jennifer D. Whalen Senior Vice President and Chief Financial Officer

By:	/s/ Chris Gillette
Chris Gillette Vice President and Chief Accounting Officer
DATE: November 4, 2020