Form 10-Q
period 2020-12-31
Bristow Group Inc.
filed 2021-02-03
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	001-35701
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware		72-1455213
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

3151 Briarpark Drive, Suite 700
Houston,	Texas	77042
(Address of Principal Executive Offices)		(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
The total number of shares of common stock, par value $0.01 per share, outstanding as of January 29, 2021 was 29,710,476. The Registrant has no other class of common stock outstanding.

BRISTOW GROUP INC.

PART I — FINANCIAL INFORMATION
Item 1.     Financial Statements.
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended December 31, 2020	Two Months Ended December 31, 2019	One Month Ended October 31, 2019
	Successor		Predecessor
Revenues:
Operating revenues	$300,275	$193,322	$101,659
Reimbursable revenues	9,622	7,602	4,168
Total revenues	309,897	200,924	105,827

Costs and expenses:
Operating expenses	228,246	158,845	79,802
Reimbursable expenses	9,525	7,707	4,049
General and administrative expense	37,931	25,358	15,965
Merger-related costs	4,450	318	—
Depreciation and amortization expense	17,931	11,926	8,222
Total costs and expenses	298,083	204,154	108,038

Loss on impairment	(53,249)	—	—
Gain (loss) on disposal of assets	1,951	(154)	249
Earnings from unconsolidated affiliates, net of losses	896	1,499	3,609
Operating income (loss)	(38,588)	(1,885)	1,647

Interest income	359	202	165
Interest expense	(13,203)	(9,674)	(79,235)
Reorganization items, net	1,984	—	(447,674)
Change in fair value of preferred stock derivative liability	—	(133,315)	—
Other, net	5,635	3,729	7,009
Total other income (expense)	(5,225)	(139,058)	(519,735)
Loss before income taxes	(43,813)	(140,943)	(518,088)
Benefit (provision) for income taxes	(13,447)	(11,600)	13,889
Net loss	(57,260)	(152,543)	(504,199)
Net loss attributable to noncontrolling interests	139	31	5
Net loss attributable to Bristow Group Inc.	$(57,121)	$(152,512)	$(504,194)
Loss per common share(1):
Basic	$(1.97)	$(14.49)	$(14.04)
Diluted	$(1.97)	$(14.49)	$(14.04)
Weighted average common shares outstanding(1):
Basic	28,944,908	11,235,535	35,918,916
Diluted	28,944,908	11,235,535	35,918,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share amounts)

	Nine Months Ended December 31, 2020	Two Months Ended December 31, 2019	Seven Months Ended October 31, 2019
	Successor		Predecessor
Revenues:
Operating revenues	$857,505	$193,322	$722,919
Reimbursable revenues	27,225	7,602	34,304
Total revenues	884,730	200,924	757,223

Costs and expenses:
Operating expenses	650,635	158,845	574,216
Reimbursable expenses	27,092	7,707	33,023
Prepetition restructuring charges	—	—	13,476
General and administrative expenses	112,722	25,358	88,555
Merger-related costs	26,367	318	—
Depreciation and amortization expense	52,824	11,926	70,864
Total costs and expenses	869,640	204,154	780,134

Loss on impairment	(90,078)	—	(62,101)
Loss on disposal of assets	(1,000)	(154)	(3,768)
Earnings from unconsolidated affiliates, net of losses	866	1,499	6,589
Operating loss	(75,122)	(1,885)	(82,191)

Interest income	1,055	202	822
Interest expense	(39,152)	(9,674)	(128,658)
Reorganization items, net	1,984	—	(617,973)
Loss on sale of subsidiaries	—	—	(55,883)
Change in fair value of preferred stock derivative liability	15,416	(133,315)	—
Gain on bargain purchase	81,093	—	—
Other, net	19,613	3,729	(3,501)
Total other income (expense)	80,009	(139,058)	(805,193)
Income (loss) before income taxes	4,887	(140,943)	(887,384)
Benefit (provision) for income taxes	(18,736)	(11,600)	51,178
Net loss	(13,849)	(152,543)	(836,206)
Net (income) loss attributable to noncontrolling interests	343	31	(208)
Net loss attributable to Bristow Group Inc.	$(13,506)	$(152,512)	$(836,414)
Income (loss) per common share(1):
Basic	$5.15	$(14.49)	$(23.29)
Diluted	$3.58	$(14.49)	$(23.29)
Weighted average common shares outstanding(1):
Basic	23,178,914	11,235,535	35,918,916
Diluted	32,375,532	11,235,535	35,918,916

(1) See Note 11 to the condensed consolidated financial statements for details on income (loss) per share and weighted average common shares outstanding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended December 31, 2020	Two Months Ended December 31, 2019	One Month Ended October 31, 2019
	Successor		Predecessor

Net loss	$(57,260)	$(152,543)	$(504,199)
Other comprehensive income (loss):
Currency translation adjustments	27,713	8,253	18,387
Unrealized loss on cash flow hedges, net of tax benefit	(1,232)	(902)	(2,280)
Total comprehensive loss	(30,779)	(145,192)	(488,092)

Net loss attributable to noncontrolling interests	139	31	5
Currency translation adjustments attributable to noncontrolling interests	(8)	(2)	28
Total comprehensive loss attributable to noncontrolling interests	131	29	33
Total comprehensive loss attributable to Bristow Group Inc.	$(30,648)	$(145,163)	$(488,059)

	Nine Months Ended December 31, 2020	Two Months Ended December 31, 2019	Seven Months Ended October 31, 2019
	Successor		Predecessor

Net loss	$(13,849)	$(152,543)	$(836,206)
Other comprehensive income (loss):
Currency translation adjustments	46,199	8,253	22,952
Unrealized loss on cash flow hedges, net of tax benefit	(3,396)	(902)	(682)
Total comprehensive income (loss)	28,954	(145,192)	(813,936)

Net (income) loss attributable to noncontrolling interests	343	31	(208)
Currency translation adjustments attributable to noncontrolling interests	(9)	(2)	52
Total comprehensive (income) loss attributable to noncontrolling interests	334	29	(156)
Total comprehensive income (loss) attributable to Bristow Group Inc.	$29,288	$(145,163)	$(814,092)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share amounts)

	December 31, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$293,530	$196,662
Restricted cash	4,303	2,459
Accounts receivable	231,587	180,683
Inventories	97,422	82,419
Assets held for sale	17,531	32,401
Prepaid expenses and other current assets	31,516	29,527
Total current assets	675,889	524,151
Property and equipment	1,099,878	901,314
Accumulated depreciation and amortization	(71,249)	(24,560)
Property and equipment, net	1,028,629	876,754
Investment in unconsolidated affiliates	38,368	110,058
Right-of-use assets	266,651	305,962
Other assets	126,245	128,336
Total assets	$2,135,782	$1,945,261
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$63,161	$52,110
Accrued wages, benefits and related taxes	59,459	42,852
Income taxes payable and other accrued taxes	19,656	6,326
Deferred revenue	8,561	12,053
Accrued maintenance and repairs	24,601	31,072
Current portion of operating lease liabilities	81,400	81,484
Accrued interest and other accrued liabilities	20,984	26,342
Short-term borrowings and current maturities of long-term debt	48,069	45,739
Total current liabilities	325,891	297,978
Long-term debt, less current maturities	568,368	515,385
Accrued pension liabilities	4,260	17,855
Preferred stock embedded derivative	—	286,182
Other liabilities and deferred credits	7,410	4,490
Deferred taxes	65,355	22,775
Long-term operating lease liabilities	183,994	224,595
Total liabilities	1,155,278	1,369,260
Commitments and contingencies (Note 8)
Redeemable noncontrolling interests	1,453	—
Mezzanine equity preferred stock: $0.0001 par value, 6,824,582 issued and outstanding as of March 31, 2020 (1)	—	149,785
Stockholders’ investment:
Common stock, $0.01 par value, 110,000,000 authorized; 29,710,476 and 11,235,566 outstanding as of December 31 and March 31, 2020, respectively (1)	303	1
Additional paid-in capital	685,575	295,897
Retained earnings	269,600	139,228
Treasury shares, at cost; 449,015 shares as of December 31, 2020	(10,007)	—
Accumulated other comprehensive income (loss)	34,153	(8,641)
Total Bristow Group Inc. stockholders’ investment	979,624	426,485
Noncontrolling interests	(573)	(269)
Total stockholders’ investment	979,051	426,216
Total liabilities, mezzanine equity and stockholders’ investment	$2,135,782	$1,945,261
(1) Share information displayed as of March 31, 2020 does not take into account the impact of the Merger.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended December 31, 2020	Two Months Ended December 31, 2019		Seven Months Ended October 31, 2019
	Successor			Predecessor
Cash flows from operating activities:
Net loss	$(13,849)	$(152,543)		$(836,206)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	68,325	11,926		70,864
Deferred income taxes	8,312	8,344		(62,476)
Loss from extinguishment of debt	844	—		—
Write-off of deferred financing fees	—	—		4,038
Discount amortization on long-term debt	12,823	2,704		1,563
Reorganization items, net	(1,984)	(16,254)		552,304
Loss on disposal of assets	1,000	154		3,768
Loss on impairment	90,078	—		62,101
Loss on sale of subsidiaries	—	—		55,883
Deferral of lease payments	—	—		285
Beneficial conversion feature on DIP Loan	—	—		56,870
DIP Claim Liability	—	—		15,000
Gain on bargain purchase	(81,093)	—		—
Change in fair value of preferred stock derivative liability	(15,416)	133,315		—
Stock-based compensation expense	9,377	1,483		1,871
Equity in earnings from unconsolidated affiliates less than (greater than) dividends received	2,700	(120)		(1,776)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	24,942	11,410		(10,247)
Inventory, prepaid expenses and other assets	(3,060)	10,293		(1,831)
Accounts payable, accrued expenses and other liabilities	(42,930)	(25,975)		(10,877)
Net cash provided by (used in) operating activities	60,069	(15,263)		(98,866)
Cash flows from investing activities:
Capital expenditures	(11,232)	(32,142)		(41,574)
Proceeds from asset dispositions	66,501	204		5,314
Cash transferred in sale of subsidiaries, net of cash received	—	—		(22,458)
Increase in cash from Era merger	120,236	—	0	—
Net cash provided by (used in) investing activities	175,505	(31,938)		(58,718)
Cash flows from financing activities:
Proceeds from borrowings	—	—		225,585
Debt issuance costs	—	—		(14,863)
Repayment of debt and debt redemption premiums	(126,231)	(5,629)		(366,750)
Partial prepayment of put/call obligation	—	—		(1,323)
Issuance of common and preferred stock	—	—		385,000
Purchase of treasury shares	(10,007)	—		—
Old Bristow share repurchases	(4,807)	—		—
Net cash provided by (used in) financing activities	(141,045)	(5,629)		227,649
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,183	(1,613)		2,406
Net increase (decrease) in cash, cash equivalents and restricted cash	98,712	(54,443)		72,471
Cash, cash equivalents and restricted cash at beginning of period	199,121	250,526		178,055
Cash, cash equivalents and restricted cash at end of period	$297,833	$196,083		$250,526
Cash paid during the period for:
Interest	$25,641	$7,238		$41,400
Income taxes	$13,029	$1,866		$9,493
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Investment and Mezzanine Equity
(Unaudited)
(In thousands, except share amounts)

			Total Bristow Group Inc. Stockholders’ Investment
	Redeemable Noncontrolling Interests	Mezzanine Equity Preferred Stock	Common Stock	Common Stock (Shares)(1)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2020 (Successor)	$—	$149,785	$1	11,235,566	$295,897	$139,228	$(8,641)	$—	$(269)	$426,216
Share repurchases	—	(2,151)	—	(142,721)	—	1,263	—	—	—	1,263
Preferred stock share conversion	—	(146,448)	4	34,836,688	270,678	142,614	—	—	—	413,296
Elimination of Old Bristow stock	—	—	(5)	(45,929,533)	5	—	—	—	—	—
Exchange of common stock	—	—	231	23,026,894	(231)	—	—	—	—	—
Era purchase price	—	—	72	7,175,029	108,268	—	—	—	—	108,340
Preferred stock compensation activity and conversion	—	(1,186)	—	—	6,370	—	—	—	—	6,370
Purchase of Company common stock (tax withholding)	—	—	—	(42,199)	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	—	—	—	13	13
Net income (loss)	—	—	—	—	—	71,477	—	—	(73)	71,404
Other comprehensive income	—	—	—	—	—	—	2,278	—	—	2,278
June 30, 2020 (Successor)	—	—	303	30,159,724	680,987	354,582	(6,363)	—	(329)	1,029,180
Share award amortization		—	—	—	2,008	—	—	—	—	2,008
Purchase of treasury shares	—	—	—	(345,757)	—	—	—	(7,579)	—	(7,579)
Era purchase price adjustment	1,501	—	—	(233)	395	—	—	—	—	395
Currency translation adjustments	—	—	—	—	—	—	—	—	(14)	(14)
Net loss	(18)	—	—	—	—	(27,861)	—	—	(113)	(27,974)
Other comprehensive income	—	—	—	—	—	—	14,043	—	—	14,043
September 30, 2020 (Successor)	1,483	—	303	29,813,734	683,390	326,721	7,680	(7,579)	(456)	1,010,059
Share award amortization	—	—	—	—	2,185	—	—	—	—	2,185
Purchase of treasury shares	—	—	—	(103,258)	—	—	—	(2,428)	—	(2,428)
Currency translation adjustments	—	—	—	—	—	—	—	—	(8)	(8)
Net loss	(30)	—	—	—	—	(57,121)	—	—	(109)	(57,230)
Other comprehensive income	—	—	—	—	—	—	26,473	—	—	26,473
December 31, 2020 (Successor)	$1,453	$—	$303	$29,710,476	$685,575	$269,600	$34,153	$(10,007)	$(573)	$979,051
(1) Certain shares were reclassified out of common stock issued and into unissued.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Investment and Mezzanine Equity
(Unaudited)
(In thousands, except share amounts)

	Total Bristow Group Inc. Stockholders’ Investment
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment	Mezzanine equity preferred stock
March 31, 2019 (Predecessor)	$386	35,918,916	$862,020	$455,598	$(327,989)	$(184,796)	$7,148	$812,367	$—
Issuance of common stock	—	—	824	—	—	—	—	824	—
Sale of subsidiaries	—	—	—	—	—	—	(5,612)	(5,612)	—
Currency translation adjustments	—	—	—	—	—	—	(11)	(11)	—
Net income (loss)	—	—	—	(169,246)	—	—	158	(169,088)	—
Other comprehensive income	—	—	—	—	17,362	—	—	17,362	—
June 30, 2019 (Predecessor)	386	35,918,916	862,844	286,352	(310,627)	(184,796)	1,683	655,842	—
Issuance of common stock	—	—	702	—	—	—	—	702	—
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(1,323)	(1,323)	—
Currency translation adjustments	—	—	—	—	—	—	35	35	—
Net income (loss)	—	—	—	(162,974)	—	—	55	(162,919)	—
Other comprehensive income	—	—	—	—	(11,175)	—	—	(11,175)	—
September 30, 2019 (Predecessor)	$386	35,918,916	$863,546	$123,378	$(321,802)	$(184,796)	$450	$481,162	—
Issuance of common stock	—	—	345	—	—	—	—	345	—
Beneficial conversion feature on DIP Loan	—	—	56,870	—	—	—	—	56,870	—
Currency translation adjustments	—	—	—	—	—	—	28	28	—
Net loss	—	—	—	(504,194)	—	—	(5)	(504,199)	—
Other comprehensive income	—	—	—	—	16,135	—	—	16,135	—
Cancellation of Predecessor equity	(386)	(35,918,916)	(920,761)	380,816	305,667	184,796	—	(49,868)	—
October 31, 2019 (Predecessor)	$—	—	$—	$—	$—	$—	$473	$473	$—

Issuance of Successor common and preferred stock	$1	11,235,535	$294,670	$—	$—	$—	$—	$294,671	$618,921
October 31, 2019 (Successor)	1	11,235,535	294,670	—	—	—	(105)	294,566	618,921
Issuance of stock	—	—	485	—	—	—	—	485	998
Initial reclassification of embedded derivative to long-term liability	—	—	—	—	—	—	—	—	(470,322)
Currency translation adjustments	—	—	—	—	—	—	(2)	(2)	—
Net loss	—	—	—	(152,512)	—	—	(31)	(152,543)	—
Other comprehensive income	—	—	—	—	7,349	—	—	7,349	—
December 31, 2019 (Successor)	$1	11,235,535	$295,155	$(152,512)	$7,349	$—	$(138)	$149,855	$149,597
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — BASIS OF PRESENTATION, CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The condensed consolidated financial statements include the accounts of Bristow Group Inc. and its consolidated entities. On January 23, 2020, Era Group Inc. (“Era”), Ruby Redux Merger Sub, Inc., a wholly owned subsidiary of Era (“Merger Sub”) and Bristow Group Inc. (“Old Bristow”) entered into an Agreement and Plan of Merger, as amended on April 22, 2020 (the “Merger Agreement”). On June 11, 2020, the merger (the “Merger”) contemplated by the Merger Agreement was consummated and Merger Sub merged with and into Old Bristow, with Old Bristow continuing as the surviving corporation and as a direct wholly owned subsidiary of Era. Following the Merger, Era changed its name to Bristow Group Inc., and Old Bristow changed its name to Bristow Holdings U.S. Inc. Unless the context otherwise indicates, in this Quarterly Report on Form 10-Q, references to:
•the “Company”, “Combined Company,” “Bristow”,  “we”, “us” and “our” refer to the entity currently known as Bristow Group Inc. and formerly known as Era Group Inc., together with all of its current subsidiaries;
•“Old Bristow” refers to the entity formerly known as Bristow Group Inc. and now known as Bristow Holdings U.S. Inc., together with its subsidiaries prior to the consummation of the Merger; and
•“Era” refers to Era Group Inc. (currently known as Bristow Group Inc., the parent of the Combined Company) and its subsidiaries prior to consummation of the Merger.
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
As more fully described below under “—Emergence from Voluntary Reorganization under Chapter 11”, in May 2019 Old Bristow and a number of its subsidiaries filed for bankruptcy protection in the US Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) and emerged from bankruptcy proceedings on October 31, 2019. Upon emergence Old Bristow adopted fresh start accounting, which resulted in Old Bristow becoming a new entity for financial reporting purposes. In this Quarterly Report on Form 10-Q, references to:

•“Predecessor” refer to Old Bristow on and prior to October 31, 2019; and
•“Successor” refer to the reorganized Old Bristow on and after November 1, 2019 until completion of the Merger and after completion of the Merger refer to the Combined Company.
The condensed consolidated financial information for the three and nine months ended December 31, 2020 (Successor), two months ended December 31, 2019 (Successor) and one and seven months ended October 31, 2020 (Predecessor) has been prepared by the Company in accordance with GAAP and pursuant to the rules and regulations of the SEC for interim financial information reporting on Quarterly Form 10-Q and Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP in the United States (“U.S.”) have been condensed or omitted from that which would appear in the annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Current Report on Form 8-K for the fiscal year ended March 31, 2020 (the “fiscal year 2020 Financial Statements”) filed with the Securities and Exchange Commission (the “SEC”) on June 17, 2020, referred to hereafter as the “ Financial Statements Form 8-K”.
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
Emergence from Voluntary Reorganization under Chapter 11
On May 11, 2019 (the “Petition Date”), Old Bristow and certain of its subsidiaries (collectively the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the Bankruptcy Court seeking relief under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”). The Debtors’ Chapter 11 Cases were jointly administered under the caption In re: Bristow Group Inc., et al., Main Case No. 19-32713. During the pendency of the Chapter 11 Cases, the Debtors continued to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On August 1, 2019, the Debtors filed with the Bankruptcy Court their Joint Chapter 11 Plan of Reorganization, and on August 20, 2019, the Debtors filed their Amended Joint Chapter 11 Plan of Reorganization (as further modified on August 22, 2019, the “Amended Plan”) and the related Disclosure Statement (as further modified on August 22, 2019, the “Amended Disclosure Statement”). On October 8, 2019, the Bankruptcy Court entered an order approving the Amended Disclosure Statement and confirming the Amended Plan. The effective date of the Amended Plan (the “Effective Date”) occurred on October 31, 2019 at which point the Debtors emerged from the Chapter 11 Cases.  Claims under the Bankruptcy Court approved debtor in possession (DIP) financing Old Bristow obtained while in bankruptcy were settled with the issuance of new common stock (the “Old Bristow Common Stock”) and new preferred stock (the “Old Bristow Preferred Stock”), both at a par of $0.0001, pursuant to the Amended Plan.
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
Current Expected Credit Losses (“CECL”)
The Company’s customers are primarily international, independent and major integrated exploration, development and production companies, third party helicopter operators and government agencies. The Company designates trade receivables as a single pool of assets based on their short-term nature, similar customer base and risk characteristics. Customers are typically granted credit on a short-term basis, and related credit risks are considered minimal. The Company conducts periodic quantitative and qualitative analysis on historic customer payment trends, customer credit ratings and foreseeable economic conditions. Historically, losses on trade receivables have been immaterial and uncorrelated to each other. Based on these analyses, the Company decides if additional reserve amounts are needed against the trade receivables asset pool on a case by case basis. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted. As of December 31, 2020 (Successor), the Company did not reserve any additional amounts for CECL.
As of December 31 and March 31, 2020 (Successor), the allowance for doubtful accounts related to accounts receivables was $2.0 million and $0.4 million, respectively, and primarily related to customers in Turkmenistan and the U.S. Gulf of Mexico.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Guarantors of Securities
In March 2020, the SEC amended Rule 3-10 and 3-16 of Regulation S-X, CFR 210.1-01 through 210.3-16, regarding financial disclosure requirements for debt securities issued in registered offerings involving subsidiaries of the registrant as either issuers or guarantors. This amended rule narrows the circumstances that require separate financial statements or summarized financial disclosures of issuers and subsidiary guarantors and simplifies the summarized disclosures required in lieu of those statements. Under the amended rule, comparative period information is no longer required. As a result of this amended rule, the Company has included narrative disclosures in lieu of separate financial statements. The Company has early adopted this new rule and has elected to provide the simplified disclosure related to its 7.750% Senior Notes due 2022 within the MD&A.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASUs”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial position or results of operations. The following ASU’s are ones the Company is still evaluating for impact.
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
In August 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging - Contracts in Entity's Own Equity” (Topic 815) as a means of simplifying and reducing the number of accounting models for convertible debt instruments and convertible preferred stock. The ASU also amends the guidance for derivatives scope exception for contracts in an entity's own equity. The goal of the ASU is to reduce differences in accounting for similar contracts between different companies that are accounted for as derivatives by some and equity by others. The standard will be effective for the Company in fiscal year 2022. The Company has not yet adopted this accounting guidance and is currently evaluating the effect this accounting guidance will have on its consolidated financial statements.
Note 2 — BUSINESS COMBINATIONS
Era Group Inc.
On June 11, 2020, the combination of Old Bristow with Era was successfully completed in an all-stock transaction with Era having issued shares of common stock (“Combined Company Common Stock”) to Old Bristow’s stockholders in exchange for such holders shares of common stock in Old Bristow. The transaction was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). In the Merger, Old Bristow merged with and into Merger Sub, a subsidiary of Era, with Old Bristow remaining as the surviving company and as a subsidiary of Era, the ultimate parent of the Combined Company. Era is one of the largest helicopter

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
operators in the world and the longest serving helicopter transport operator in the U.S., primarily servicing offshore oil and gas production platforms, drilling rigs and other installations. The transaction was structured as an all-stock, reverse-triangular merger, whereby Era issued shares of Combined Company Common Stock to Old Bristow stockholders, allowing it to qualify as a tax free reorganization for U.S. federal income tax purposes. Following the Merger, Era changed its name to Bristow Group Inc., and the Combined Company Common Stock continued to trade on the NYSE under the new ticker symbol VTOL.
While Era was the legal acquirer in the Merger, Old Bristow was determined to be the accounting acquirer, based upon the terms of the Merger and other considerations including that: (i) immediately following completion of the Merger, Old Bristow stockholders owned approximately 77% of the outstanding shares of Combined Company Common Stock and pre-Merger holders of Era common stock (“Era Common Stockholders”) owned approximately 23% of the outstanding shares of Combined Company Common Stock and (ii) the board of directors of the Company consists of eight directors, including six Old Bristow designees. The Merger was accounted for under the acquisition method of accounting under ASC 805, Business Combinations. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The Company completed its assessment of the fair value of assets acquired and liabilities assumed within the required one-year period from the date of acquisition. During the second quarter of fiscal year 2021, the Company recorded measurement period adjustments to its preliminary estimates due to additional information received primarily related to aircraft, redeemable noncontrolling interest and income taxes, resulting in an increase in bargain purchase gain of $5.7 million.
The acquisition date fair value of the consideration transferred consisted of the following (in thousands):

Fair value of Combined Company Common Stock issued (1)	$106,440
Fair value of accelerated stock awards (2)	2,067
Fair value of exchanged stock awards (3)	228
Total consideration transferred	$108,735
Fair value of redeemable noncontrolling interest	1,501
Total fair value of Era	$110,236
___________________________
(1)Represents the fair value of Combined Company Common Stock retained by Era Common Stockholders based on the closing market price of Era shares on June 11, 2020, the acquisition date.
(2)Represents the fair value of restricted share awards of Combined Company Common Stock held by Era employees that were accelerated upon consummation of the Merger.
(3)Represents the fair value of restricted share awards of Combined Company Common Stock held by Era employees relating to the pre-Merger vesting period.

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
Specifically, the Era share price declined from $8.59 to $5.16 between the last trading day prior to the announcement of the Merger and the date the Merger closed. The aggregate Merger consideration was based on an exchange ratio that was fixed and did not fluctuate in the event that the value of Old Bristow’s common stock increased or Era’s common stock decreased, between the date of entry into the Merger agreement and consummation of the Merger.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following unaudited supplemental pro forma combined financial information presents the Company’s results of operations for the three and nine months ended December 31, 2020, and for the two months ended December 31, 2019, as though the Merger had occurred on November 1, 2019, the effective date of Old Bristow’s emergence from the Chapter 11 Cases. The unaudited pro forma financial information is as follows (in thousands)(1)(2):

	Successor
	Three Months Ended December 31, 2020	Nine Months Ended December 31, 2020	Two Months Ended December 31, 2019
Total revenues	$309,897	$919,860	$240,909
Net loss	$(55,059)	$(59,666)	$(135,096)
Net loss attributable to Bristow Group Inc.	$(54,920)	$(59,301)	$(134,968)
_____________________
(1)As a result of the Merger, the Company was required to dispose of its investment in Líder which occurred on August 2020. The Company had recorded an impairment in June 2020 of $18.7 million related to the future disposition of the investment. This impairment has been excluded from the pro forma combined Net loss and Net loss attributable to Bristow Group Inc. for the nine month period ending December 31, 2020 due to its nonrecurring nature and has been included in Net loss and Net loss attributable to Bristow Group Inc. for the two month period ending December 31, 2019 due to its connection with the Merger.
(2)As noted above, the unaudited pro forma financial information is presented as if the Merger occurred on November 1, 2019. Thus the comparative historical period ending December 31, 2019 only includes the successor period of Old Bristow’s emergence from its Chapter 11 Cases.
The amounts of revenue and earnings of Era included in the Company’s condensed consolidated statements of operations from the acquisition date of June 11, 2020 are as follows (in thousands):

	Successor
	Three Months Ended December 31, 2020	June 11, 2020 - December 31, 2020
Total revenues	$47,272	$97,949
Net income (loss)	$2,800	$(2,448)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 3 — PROPERTY AND EQUIPMENT
Property and Equipment Acquisitions
The Company made capital expenditures as follows (in thousands, except number of aircraft):

	Three Months Ended December 31, 2020	Two Months Ended December 31, 2019	One Month Ended October 31, 2019
	Successor		Predecessor
Number of aircraft delivered:
SAR aircraft (1)	—	2	1
Total aircraft	—	2	1
Capital expenditures:
Aircraft and equipment	$3,564	$32,109	$15,624
Land and buildings	296	33	—
Total capital expenditures	$3,860	$32,142	$15,624

	Nine Months Ended December 31, 2020	Two Months Ended December 31, 2019	Seven Months Ended October 31, 2019
	Successor		Predecessor
Number of aircraft delivered:
SAR aircraft (1)	—	2	2
Total aircraft	—	2	2
Capital expenditures:
Aircraft and equipment	$10,612	$32,109	$38,386
Land and buildings	620	33	3,188
Total capital expenditures	$11,232	$32,142	$41,574
___________________
(1)U. K. SAR configured AW189.
Property and Equipment Dispositions
The following table presents details on the aircraft sold or disposed of (in thousands, except for number of aircraft):

	Three Months Ended December 31, 2020	Two Months Ended December 31, 2019	One Month Ended October 31, 2019
	Successor		Predecessor
Number of aircraft sold or disposed of	14	—	—
Proceeds from sale or disposal of assets	$14,361	$204	$311
Gain (loss) from sale or disposal of assets	$1,951	$(154)	$249
Fresh-start accounting adjustment (1)	$—	$—	$768,630

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Nine Months Ended December 31, 2020	Two Months Ended December 31, 2019	Seven Months Ended October 31, 2019
	Successor		Predecessor
Number of aircraft sold or disposed of	46	—	3
Proceeds from sale or disposal of assets	$66,501	$204	$5,314
Loss from sale or disposal of assets	$(1,000)	$(154)	$(3,768)
Fresh-start accounting adjustment (1)	$—	$—	$768,630
___________________________
(1)In connection with the Company’s emergence from bankruptcy and the application of ASC 852, the Company adjusted property and equipment by $768.6 million to its respective fair value of $931.7 million at the Effective Date.
In connection with the sale of certain aircraft during the nine months ended December 31, 2020, the Company agreed to sell certain related equipment and inventory. As a result, the Company recognized a $12.4 million loss on impairment to record those equipment and inventory items at the expected sales value.
Property and Equipment Considerations
During the three months ended December 31, 2020, as a result of the impairment of our investment in Cougar Helicopters Inc. (“Cougar) during the period, the Company identified an indicator of impairment for its Cougar asset group requiring further impairment consideration. An undiscounted cash flow analysis demonstrated sufficient undiscounted cash flows in excess of its carrying value. No impairment was required to be recognized to the asset group as of December 31, 2020.
Note 4 — REVENUES
Revenue Recognition
The Company derives its revenues primarily from oil and gas flight services and search and rescue services. A majority of the Company’s revenues are generated through two types of contracts: helicopter services and fixed wing services. Revenues are recognized when control of the identified distinct goods or services has been transferred to the customer, the transaction price is determined and allocated to the satisfied performance obligations and the Company has determined that collection has occurred or is probable of occurring.
The Company determines revenue recognition by applying the following steps:
1.Identify the contract with a customer;
2.Identify the performance obligations in the contract;
3.Determine the transaction price;
4.Allocate the transaction price to the performance obligations; and
5.Recognize revenues as the performance obligations are satisfied.
Operating revenues from the Company’s oil and gas line of service is derived mainly from fixed-term contracts with its customers. Fixed-term contracts typically have original terms of one to five years, subject to provisions permitting early termination by customers. Customers are typically invoiced on a monthly basis with payment terms of 30-60 days.
The following table shows the total revenues (in thousands):

	Three Months Ended December 31, 2020	Two Months Ended December 31, 2019	One Month Ended October 31, 2019
	Successor		Predecessor
Revenues from contracts with customers	$303,836	194,808	103,031
Total other revenues	6,061	6,116	2,796
Total revenues	$309,897	$200,924	$105,827

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Nine Months Ended December 31, 2020	Two Months Ended December 31, 2019	Seven Months Ended October 31, 2019
	Successor		Predecessor
Revenues from contracts with customers	$857,489	194,808	737,679
Total other revenues	27,241	6,116	19,544
Total revenues	$884,730	$200,924	$757,223
Contract Assets, Liabilities and Receivables
The Company generally satisfies performance of contract obligations by providing helicopter and fixed wing services to its customers in exchange for consideration. The timing of performance may differ from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. A contract asset exists when the Company has a contract with a customer for which revenue has been recognized (i.e., services have been performed), but customer payment is contingent on a future event (i.e., satisfaction of additional performance obligations). These contract assets are transferred to receivables when the right to consideration becomes unconditional. Contract liabilities relate to deferred revenues in which advance consideration is received from customers for contracts where revenues are recognized based on future performance of services.
As of December 31 and March 31, 2020 (Successor), receivables related to services performed under contracts with customers were $187.1 million and $148.3 million, respectively. During the nine months ended December 31, 2020 (Successor), the Company recognized $3.2 million of revenues from outstanding contract liabilities. Contract liabilities related to services performed under contracts with customers were $7.4 million and $4.9 million as of December 31, 2020 (Successor) and March 31, 2020 (Predecessor), respectively. Contract liabilities are generated by fixed wing services where customers pay for tickets in advance of receiving the Company’s services and advanced payments from helicopter services customers. There were no contract assets as of December 31 and March 31, 2020 (Successor).
Remaining Performance Obligations
Remaining performance obligations represent firm contracts for which work has not been performed and future revenue recognition is expected. The table below discloses (1) the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period and (2) the expected timing to recognize these revenues (in thousands):

	Remaining Performance Obligations (Successor)
	Three Months Ending March 31, 2021	Fiscal Year Ending March 31,				Total
		2022	2023	2024	2025 and thereafter
Helicopter contracts	$136,274	$295,114	$217,609	$182,110	286,707	$1,117,814
Fixed wing contracts	646	99	—	—	—	745
Total remaining performance obligation revenues	$136,920	$295,213	$217,609	$182,110	286,707	$1,118,559
Although substantially all of the Company’s revenues are derived under contract, due to the nature of the business, the Company does not have significant remaining performance obligations as its contracts typically include unilateral termination clauses that allow its customers to terminate existing contracts with a notice period of 30 to 365 days. The table above includes performance obligations up to the point where the parties can cancel existing contracts. Any applicable cancellation penalties have been excluded. As such, the Company’s actual remaining performance obligation revenues are expected to be greater than what is reflected in the table above. In addition, the remaining performance obligation disclosure does not include expected consideration related to performance obligations of a variable nature (i.e., flight services) as they cannot be reasonably and reliably estimated.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 5 — VARIABLE INTEREST ENTITIES AND OTHER INVESTMENTS IN SIGNIFICANT AFFILIATES.
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
As of December 31, 2020 (Successor), the Company had interests in six VIEs, Bristow Aviation Holdings Limited (“Bristow Aviation”), Impigra Aviation Holdings Limited (“Impigra”), Bristow Helicopters (Nigeria) Limited (“BHNL”), Pan African Airlines (Nigeria) Limited (“PAAN”), YII 5668 Energy (“YII Energy”) and BNAS Holdings Company Limited (“BNAS”), of which the Company was the primary beneficiary, and had no interests in VIEs of which the Company was not the primary beneficiary. See Note 3 to the fiscal year 2020 condensed consolidated financial statements in the Financial Form 8-K for a description of these VIEs and other investments in significant affiliates, except for the VIE established in the current period.
BNAS — During the three months ended December 31, 2020, the Company created a new legal entity in Ireland in order to address the impact of Brexit on the Company’s ownership structure. BNAS Holdings Company Limited, with Bristow Helicopters Limited (“BHL”) as a 49% shareholder and a European Union (“EU”) national as the 51% shareholder. BHL provided a loan to BNAS Holdings Limited, which in turn acquired 100% of the share capital of Bristow Norway AS.
Bristow Aviation — The Company owns 49% of Bristow Aviation’s common stock and a significant amount of its subordinated debt. Bristow Aviation is incorporated in England and, through its subsidiaries, holds all the outstanding shares in BHL. As of December 31, 2020, the Company and Impigra owned 49% and 51%, respectively, of Bristow Aviation’s total outstanding ordinary shares. Bristow Aviation and its subsidiaries are exposed to similar operational risks as the Company and are therefore monitored and evaluated on a similar basis by management.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following tables show summarized financial information for Bristow Aviation reflected on the Company’s condensed consolidated statements of operations and balance sheets (in thousands):

	Three Months Ended December 31, 2020	Two Months Ended December 31, 2019	One Month Ended October 31, 2019
	Successor		Predecessor
Revenue	$220,162	$172,174	$91,324
Operating income (loss)	$(116)	$(10,657)	$47,917
Net loss	$(84,302)	$(62,845)	$(112,587)

	Nine Months Ended December 31, 2020	Two Months Ended December 31, 2019	Seven Months Ended October 31, 2019
	Successor		Predecessor
Revenue	$669,013	$172,174	$663,047
Operating income (loss)	$276,610	$(10,657)	$45,505
Net income (loss)	$36,905	$(62,845)	$(193,867)

	Successor
	December 31, 2020	March 31, 2020
Total assets	$1,114,656	$1,030,096
Total liabilities	$749,440	$3,792,617
BHNL — The Company owns a joint venture, BHNL, that provides aviation services to customers in Nigeria, in which BHL owns a 48% interest. YII Energy, a Nigerian company 100% owned by Nigerian citizens, owns a 50% interest in BHNL and an employee trust fund owns the remaining 2% interest.
PAAN — The Company owns a 50.17% interest in a joint venture in Nigeria with local partners.
Other Significant Affiliates — Unconsolidated
Cougar — The Company owns a 25% voting interest and a 40% economic interest in Cougar, the largest offshore energy and SAR helicopter service provider in Canada. Cougar’s operations are primarily focused on serving the offshore oil and gas industry off Canada’s Atlantic coast and in the Arctic.
Upon evaluation of the investment in Cougar, the Company determined the investment to be other-than-temporarily impaired based on the change in facts and circumstances from the prior reporting period which included the loss of a significant customer contract and further deterioration of the future sentiment for the Eastern Canadian oil and gas market. As a result, the Company performed a fair valuation of its investment in Cougar, and based on a discounted cash flows model, concluded a fair value of $4.7 million. This compared to a carrying value of $56.6 million, resulting in a $51.9 million loss on impairment from our investment in Cougar, recorded during the three months ended December 31, 2020 (Successor).
PAS — The Company has a 25% interest in Petroleum Air Services (“PAS”), an Egyptian corporation that provides helicopter and fixed wing transportation to the offshore energy industry in Egypt. As of December 31 and March 31, 2020 (Successor), the investment in PAS was $33.0 million and is included on the consolidated balance sheets in investment in unconsolidated affiliates.
Líder — During the nine months ended December 31, 2020 (Successor), the Company recorded an $18.7 million non-cash impairment charge to its investment in Líder Táxi Aéreo S.A. (“Líder”), a previously unconsolidated affiliate in Brazil, upon evaluating its equity investment in the company. The Company initiated a partial dissolution process to exit its equity investment in Líder in July 2020. As a result of this process, the Company is no longer a shareholder of Líder as of August 2020.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The Company continues to evaluate its unconsolidated affiliates for indicators of other-than-temporary impairment in light of current market conditions. Changes in market conditions or contractual relationships in future periods could result in the identification of additional other-than-temporary impairment.
Note 6 — DEBT
Debt as of December 31 and March 31, 2020 (Successor) consisted of the following (in thousands):

	December 31, 2020	March 31, 2020
PK Air Debt	$193,516	$207,326
Macquarie Debt	143,771	148,165
7.750% Senior Notes (1)	126,582	—
Lombard Debt	146,052	136,180
Airnorth Debt	6,189	7,618
Humberside Debt	327	335
Term Loan	—	61,500
Total debt	616,437	561,124
Less short-term borrowings and current maturities of long-term debt	(48,069)	(45,739)
Total long-term debt	$568,368	$515,385
_________________
(1)The pre-Merger outstanding principal amount of Era’s 7.750% senior unsecured notes as of March 31, 2020 was $142.0 million net of unamortized discounts and debt issuance costs.
PK Air Debt — During the three and nine months ended December 31, 2020 (Successor), the Company made $5.4 million and $16.1 million, respectively, in principal payments on the PK Air debt.
Macquarie Debt — During the three and nine months ended December 31, 2020 (Successor), the Company made $2.4 million and $7.2 million, respectively, in principal payments on the Macquarie debt.
7.750% Senior Notes — On December 7, 2012, Era Group issued $200.0 million aggregate principal amount of its 7.750% senior unsecured notes due December 15, 2022 (the “7.750% Senior Notes”) and received net proceeds of $191.9 million. Interest on the 7.750% Senior Notes is payable semi-annually in arrears on June 15th and December 15th of each year. The 7.750% Senior Notes may be redeemed at any time and from time to time at the applicable redemption prices set forth in the indenture governing the 7.750% Senior Notes, plus accrued and unpaid interest, if any, to the redemption date. The indenture governing the 7.750% Senior Notes contains covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem the Company’s capital stock, prepay, redeem or repurchase certain debt, make loans and investments, sell assets, incur liens, enter into transactions with affiliates, enter into agreements restricting its subsidiaries’ ability to pay dividends, and consolidate, merge or sell all or substantially all of our assets. In addition, upon a specified change of control trigger event or specified asset sale, the Company may be required to repurchase the 7.750% Senior Notes. The payment obligations under the 7.750% Senior Notes are fully and unconditionally guaranteed by certain of the Company’s subsidiaries. In June 2020, in connection with and upon completion of the Merger, Era’s long-term debt less its current maturities were fair valued and a value of $136.8 million was assigned to the 7.750% Senior Notes.
During the three and nine months ended December 31, 2020 (Successor), the Company repurchased $12.1 million of the 7.750% Senior Notes at 97.5% for total cash of $12.2 million, including accrued interest of $0.4 million, and recognized a loss on debt extinguishment of $0.2 million. As of December 31, 2020 (Successor), the 7.750% Senior Notes had a carrying value of $126.6 million net of debt discount on the condensed consolidated balance sheet.
Lombard Debt — During the three and nine months ended December 31, 2020 (Successor), the Company made $3.3 million and $9.4 million, respectively, in principal payments on the Lombard debt.
Promissory Notes — In 2010, Era entered into two promissory notes to purchase a heavy and medium helicopter, respectively. In December 2015, upon maturity of the notes, the then outstanding balances of $19.0 million and $5.9 million were refinanced, with terms due in December 2020. During the three months ended December 31, 2020 (Successor) final payments of $12.7 million and $4.0 million, respectively, inclusive of interest, were made upon maturity of both promissory notes.

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
On August 18, 2020, the Company entered into a Deed of Amendment and Restatement, Accession, Transfer, Resignation and Confirmation Agreement (the “ABL Amendment”) relating to the ABL Facility (as amended by the ABL Amendment, the “Amended ABL”), by and among the Company, Old Bristow, Bristow Norway AS, Bristow Helicopters Limited and Bristow U.S. LLC, as borrowers and guarantors, the financial institutions from time to time party thereto as lenders and Barclays Bank PLC, in its capacity as agent and security trustee. The ABL Amendment amended the ABL Facility to, among other things, (i) make available to the borrowers an additional “last in, last out” tranche of revolving loan commitments available to the borrowers under the Amended ABL in an aggregate amount not to exceed $5.0 million, (ii) replace Old Bristow with the Company as the parent guarantor under the Amended ABL and (iii) permit the accession at a later date of certain domestic subsidiaries of the Company as borrowers under the Amended ABL and the addition of certain of their receivables to the borrowing base and the collateral for the Amended ABL. The interest rates applicable to loans made under the “last in, last out” tranche of revolving commitments under the Amended ABL are equal to either: (a) the ABR (as defined in the Amended ABL) plus 2.50% per annum or (b) LIBOR or NIBOR (each as defined in the Amended ABL) plus 3.50% per annum. Swingline loans made under the “last in, last out” tranche of revolving commitments under the Amended ABL bear interest at the ABR (as defined in the Amended ABL) plus 2.50% per annum. As a result of the ABL Amendment, the Amended ABL provides for commitments in an aggregate amount of $80.0 million. The Company retains the ability under the Amended ABL to increase the total commitments up to a maximum aggregate amount of $115.0 million, subject to the terms and conditions therein.
As of December 31, 2020 (Successor), there were no outstanding borrowings under the Amended ABL nor had the Company made any draws during the three months ended December 31, 2020 (Successor). Letters of credit issued under the Amended ABL in the aggregate face amount of $14.2 million were outstanding on December 31, 2020 (Successor).
LIBOR Transition — In 2020, a number of regulators in conjunction with the FASB and the U.S. Federal Reserve announced their intention to suspend and replace the use of LIBOR by the beginning of calendar year 2022. The effects of this transition from LIBOR to an alternative reference rate may impact the Company’s current indebtedness that is tied to LIBOR, in addition to the potential overall financial market disruption as a result of this phase-out. The Company is currently evaluating the potential effects of this announcement on its underlying debt, but it does not expect the impact to be material.
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
Assets and liabilities subject to fair value measurement are categorized into one of three different levels depending on the observability of the inputs employed in the measurement, as follows:
•Level 1 – observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2 – inputs that reflect quoted prices for identical assets or liabilities in markets which are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•Level 3 – unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

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
Changes in the fair value of the New Preferred Stock derivative liability, carried at fair value, are reported as change in fair value of the Preferred Stock derivative liability in the condensed consolidated statements of operations. For the nine months ended December 31, 2020 (Successor), the Company recognized non-cash expense of approximately $15.4 million due to an increase in the Preferred Stock derivative liability related to the embedded derivative in the New Preferred Stock.
The following table provides a rollforward of the preferred stock embedded derivative Level 3 fair value measurements for the nine months ended December 31, 2020 (Successor):

Significant Unobservable Inputs (Level 3)
Derivative financial instruments:	(in thousands)
March 31, 2020	$286,182
Change in fair value	(15,416)
Preferred stock shares conversion	(266,846)
Share repurchases	(3,920)
December 31, 2020	$—
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
The carrying values of the Old Bristow Preferred Stock were derecognized, including the Old Bristow Preferred Stock embedded derivative, and Old Bristow recognized the Old Bristow Common Stock issued to the holders of the Old Bristow Preferred Stock at its fair value. The difference between (a) the carrying value of the Old Bristow Preferred Stock embedded derivative plus the carrying value of the Old Bristow Preferred Stock host and (b) the fair value of the Old Bristow Common Stock paid as consideration for the Old Bristow Preferred Stock was recognized in retained earnings because the fair value of the Old Bristow Common Stock was less than the combined carrying values of the Old Bristow Preferred Stock host and

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
embedded derivative. In addition, immediately prior to the Merger, Old Bristow repurchased 98,784 shares of the Old Bristow Preferred Stock and 142,721 shares of Old Bristow Common Stock. The repurchase of the Old Bristow Preferred Stock was accounted for in the same manner as the share-settled redemption described above in connection with the Merger.
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
The carrying and fair value of the Company’s debt, excluding unamortized debt issuance costs, are as follows (in thousands):

	Successor
	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2020
LIABILITIES
PK Air Debt	$193,516	$—	$205,137	$—
Macquarie Debt	143,771	—	152,198	—
7.750% Senior Notes	126,582	—	132,424	—
Lombard Debt	146,052	—	161,293	—
Airnorth Debt	6,189	—	6,350	—
Humberside Debt	327	—	327	—
	$616,437	$—	$657,729	$—
March 31, 2020
LIABILITIES
PK Air Debt	$207,326	$—	$180,290	$—
Macquarie Debt	148,165	—	138,133	—
Lombard Debt	136,180	—	122,165	—
Term Loan	61,500	—	56,894	—
Airnorth Debt	7,618	—	7,221	—
Humberside Debt	335	—	335	—
	$561,124	$—	$505,038	$—
The carrying value is net of unamortized discount as follows (in thousands):

	Successor
	December 31, 2020	March 31, 2020
PK Air Debt	$10,354	$12,620
Macquarie Debt	8,257	11,063
7.750% Senior Notes	5,418	—
Lombard Debt	23,214	26,372
Airnorth Debt	213	605
Total unamortized debt discount	$47,456	$50,660

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 8 — COMMITMENTS AND CONTINGENCIES
Fleet — The Company’s unfunded capital commitments as of December 31, 2020 (Successor) consisted primarily of agreements to purchase helicopters and totaled $88.8 million, payable beginning in fiscal year 2021 through fiscal year 2022. The Company also had $1.3 million of deposits paid on options not yet exercised. All of the Company’s capital commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability other than aggregate liquidated damages of approximately $2.1 million.
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
Other Purchase Obligations — As of December 31, 2020 (Successor), the Company had $24.6 million of other purchase obligations representing non-cancelable Power-by-the Hour (“PBH”) maintenance commitments.
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
Note 9 — TAXES
During the interim period ended December 31, 2020, the Company estimated its annual effective income tax rate based on projected income from continuing operations, excluding discrete items. In accordance with accounting guidance for interim reporting of income taxes, jurisdictions with a projected loss for the fiscal year for which no tax benefit can be recognized due to a valuation allowance are excluded from the Company’s estimated annual effective income tax rate. The tax impact of such an exclusion could result in fluctuations in the effective tax rate in a particular quarter. In addition, the relationship between the Company’s provision for or benefit from income taxes and the Company’s pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, including impairments and asset sales, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) the Company’s geographical blend of pre-tax book income. Consequently, the Company’s income tax expense or benefit does not change proportionally with changes in pre-tax book income or loss and may make quarterly comparisons not meaningful.
During the three and nine months ended December 31, 2020 (Successor), the Company’s effective tax rate was (30.7)% and 383.4%, respectively. The Company’s effective income tax rate for the three and nine months ended December 31, 2020 (Successor) fluctuated primarily due to the Company’s impairment of foreign investments that do not generate an income tax benefit; adjustment to valuation allowances against future realization of deductible business interest expense and nondeductible professional fees related to the Merger. During the three and nine months ended December 31, 2020 (Successor), the Company’s provision for income taxes were $13.4 million and $18.7 million, respectively.
For the Predecessor periods the Company prepared the provision for income taxes using a discrete effective tax rate method due to small changes in estimated annual pre-tax income or loss potentially resulting in significant changes in the estimated annual effective tax rate. For the two months ended December 31, 2019 (Successor), the Company estimated the post-emergence annual effective tax rate from continuing operations and applied this rate to the two-month post-emergence

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
losses from continuing operations. In addition, the Company separately calculated the tax impact of unusual or infrequent items. The tax impacts of such unusual or infrequent items were treated discretely in the quarter in which they occurred.
During the two months ended December 31, 2019 (Successor), one month ended October 31, 2019 (Predecessor), and seven months ended October 31, 2019 (Predecessor), the Company’s effective tax rates were (8.2)%, 2.7% and 5.8%, respectively.
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
Total stock based compensation expense, which includes stock options and restricted stock was $2.2 million and $9.4 million for the three and nine months ended December 31, 2020 (Successor), respectively.
During the nine months ended December 31, 2020 (Successor), the Company awarded 413,035 Combined Company restricted stock units. Of this amount, 161,668 were performance-based restricted stock units of which 150,001 had an average grant date fair value of $7.73 while 11,667 had an average grant date fair value of $24.54; 44,946 restricted stock units for annual director awards had a grant date fair value of $15.76 and the remaining 206,421 restricted stock units were Combined Company non-performance based restricted stock units awarded at an average grant date fair value $19.41 per share. The performance based restricted stock will vest on a cliff-basis, after three years, subject to certain stock price performance targets.
During the nine months ended December 31, 2020 (Successor), the Company awarded 161,668 Combined Company stock options that vest on a cliff-basis after three years. Of the 161,668 stock options, 150,001 had a grant date fair value of $10.99 and the remaining 11,667 had a grant date fair value of $14.56.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Pension Plans
The components of net periodic pension cost (benefit) other than the service cost component are included in other income (expense), net on the Company’s condensed consolidated statements of operations. The following table provides a detail of the components of net periodic pension cost (benefit) (in thousands):

	Three Months Ended December 31, 2020	Two Months Ended December 31, 2019	One Month Ended October 31, 2019
	Successor		Predecessor
Service cost for benefits earned during the period	$109	$106	$52
Interest cost on pension benefit obligation	839	1,658	958
Expected return on assets	(1,161)	(2,314)	(1,315)
Prior service costs	—	—	12
Amortization of unrecognized losses	—	—	676
Net periodic pension cost	$(213)	$(550)	$383

	Nine Months Ended December 31, 2020	Two Months Ended December 31, 2019	Seven Months Ended October 31, 2019
	Successor		Predecessor
Service cost for benefits earned during the period	$704	$106	$363
Interest cost on pension benefit obligation	5,415	1,658	6,676
Expected return on assets	(7,501)	(2,314)	(9,161)
Prior service costs	—	—	81
Amortization of unrecognized losses	—	—	4,713
Net periodic pension cost	$(1,382)	$(550)	$2,672
The current estimates of the Company’s cash contributions to the Company’s defined benefit pension plans to be paid in fiscal year 2021 are $17.6 million, of which $11.6 million was paid during the nine months ended December 31, 2020 (Successor).
Note 11 — STOCKHOLDERS’ INVESTMENT, EARNINGS PER SHARE AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Stockholders’ Investment, Common Stock and Preferred Stock
As of December 31, 2020 (Successor), there were 29,710,476 shares of Combined Company Common Stock outstanding.
In connection with the Merger, the Old Bristow Preferred Stock was converted into Old Bristow Common Stock and then all Old Bristow Common Stock was converted into the Combined Company Common Stock.
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
Share Repurchases
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
During the three months ended December 31, 2020, the Company repurchased 102,925 shares of common stock in open market transactions for gross consideration of $2.4 million, equal to an average purchase price per share of $23.49. During the nine months ended December 31, 2020, the Company repurchased 448,252 shares of common stock in open market transactions for gross consideration of $10.0 million, equal to an average purchase price per share of $22.29. After these repurchases, as of December 31, 2020, $65.0 million of the original $75.0 million authorized under share repurchase program remained.
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

	Three Months Ended December 31, 2020	Two Months Ended December 31, 2019	One Month Ended October 31, 2019
	Successor		Predecessor
Net loss:
Net loss attributable to Bristow Group Inc.	$(57,121)	$(152,512)	$(504,194)
Less: PIK dividends (1)	—	(10,313)	—
Loss available to common stockholders – basic and diluted	$(57,121)	$(162,825)	$(504,194)
Shares:
Weighted average number of common shares outstanding – basic	28,944,908	11,235,535	35,918,916
Net effect of dilutive stock options and restricted stock	—	—	—
Weighted average number of common shares outstanding – diluted(2)(3)	28,944,908	11,235,535	35,918,916

Loss per common share - basic	$(1.97)	$(14.49)	$(14.04)
Loss per common share - diluted	$(1.97)	$(14.49)	$(14.04)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Nine Months Ended December 31, 2020	Two Months Ended December 31, 2019	Seven Months Ended October 31, 2019
	Successor		Predecessor
Income (loss):
Net income (loss) attributable to Bristow Group Inc.	$(13,506)	$(152,512)	$(836,414)
Less: PIK dividends (1)	(12,039)	(10,313)	—
Plus: Deemed contribution from conversion of preferred stock	144,986	—	—
Income available to common stockholders – basic	119,441	(162,825)	(836,414)
Less: Preferred stock adjustments	(3,377)	—	—
Income available to common stockholders – diluted	$116,064	$(162,825)	$(836,414)
Shares:
Weighted average number of common shares outstanding – basic	23,178,914	11,235,535	35,918,916
Net effect of dilutive stock options and restricted stock	9,196,618	—	—
Weighted average number of common shares outstanding – diluted(2)(3)	32,375,532	11,235,535	35,918,916

Earnings (loss) per common share - basic	$5.15	$(14.49)	$(23.29)
Earnings (loss) per common share - diluted	$3.58	$(14.49)	$(23.29)
___________________________
(1)See Note 7 for further discussion on PIK dividends.
(2)Excludes weighted average common shares of 1,275,170 for each of the three and nine months ended December 31, 2020 (Successor), and 3,929,274 and 3,822,563 for the one and seven months ended October 31, 2019 (Predecessor), respectively, for certain share awards as the effect of their inclusion would have been antidilutive. The Old Bristow Preferred Stock is not included on an if-converted basis under diluted earnings per common share as the conversion of the shares would have been anti-dilutive. Diluted loss per common share equals basic loss per common share for the two months ended December 31, 2019 (Successor), as diluted loss per common share cannot be higher than basic loss per common share
(3)Potentially dilutive shares issuable pursuant to the warrant transactions entered into concurrently with the issuance of the Old Bristow’s 4½% Convertible Senior Notes (the “Warrant Transactions”) were not included in the computation of diluted income per share for the 2019 periods reflected, because to do so would have been anti-dilutive.
Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in balances for accumulated other comprehensive income (loss) (in thousands):

	Successor
	Currency Translation Adjustments	Pension Liability Adjustments (1)	Unrealized gain (loss) on cash flow hedges (2)	Total
Balance as of March 31, 2020	$(16,440)	$6,389	$1,410	$(8,641)

Other comprehensive income (loss) before reclassification	46,190	—	(5,226)	40,964
Reclassified from accumulated other comprehensive income	—	—	1,830	1,830
Net current period other comprehensive income (loss)	46,190	—	(3,396)	42,794
Foreign exchange rate impact	(621)	621	—	—
Balance as of December 31, 2020	$29,129	$7,010	$(1,986)	$34,153
__________________________
(1)Reclassification of amounts related to pension liability adjustments are included as a component of net periodic pension cost.
(2)Reclassification of amounts related to cash flow hedges were included as direct costs.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 12 — SEGMENT INFORMATION
The Company conducts business in one segment: aviation services. The aviation services global operations include four regions as follows: Europe Caspian, Africa, Americas and Asia Pacific. The Europe Caspian region comprises all of the Company’s operations and affiliates in Europe and Central Asia, including Norway, the U.K and prior to the quarter ended December 31, 2020 the Company had rotary wing operations in Turkmenistan. The Africa region comprises all of the Company’s operations and affiliates on the African continent, including Nigeria and Egypt. The Americas region comprises all of the Company’s operations and affiliates in North America and South America, including Brazil, Canada, Colombia, Guyana, Suriname, Trinidad and the U.S. Gulf of Mexico. The Asia Pacific region comprises all of the Company’s operations and affiliates in Australia and Southeast Asia. Prior to the sale of BHLL and Aviashelf in April and June 2019, respectively, the Company had operations in Sakhalin, Russia which is included in the Asia Pacific region. Prior to the sale of Eastern Airways in May 2019 (Predecessor), the Company had fixed wing operations in the Europe Caspian region.
The following tables show region information reconciled to consolidated totals, and prepared on the same basis as the Company’s condensed consolidated financial statements (in thousands):

	Three Months Ended December 31, 2020	Two Months Ended December 31, 2019	One Month Ended October 31, 2019
	Successor		Predecessor
Region revenues
Europe Caspian	$159,415	$115,930	$60,196
Africa	25,325	30,625	15,215
Americas	100,152	40,624	21,835
Asia Pacific	21,350	13,600	8,462
Corporate and other	3,655	145	119
Total region revenues (1)	$309,897	$200,924	$105,827
_________________________________________________
(1)    The above table represents disaggregated revenue from contracts with customers except for the following (in thousands):

	Three Months Ended December 31, 2020	Two Months Ended December 31, 2019	One Month Ended October 31, 2019
	Successor		Predecessor
Region revenues not from contracts with customers:
Europe Caspian	$118	$219	$104
Americas	5,839	5,845	2,661
Asia Pacific	21	52	—
Corporate and other	83	—	31
Total region revenues not from contracts with customers	$6,061	$6,116	$2,796

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Nine Months Ended December 31, 2020	Two Months Ended December 31, 2019	Seven Months Ended October 31, 2019
	Successor		Predecessor
Region revenues from external customers:
Europe Caspian	$491,328	$115,930	$428,660
Africa	80,103	30,625	111,896
Americas	254,627	40,624	140,551
Asia Pacific	54,720	13,600	75,722
Corporate and other	3,952	145	394
Total region revenues (1)	$884,730	$200,924	$757,223
_________________________________________________
(1)    The above table represents disaggregated revenues from contracts with customers except for the following (in thousands):

	Nine Months Ended December 31, 2020	Two Months Ended December 31, 2019	Seven Months Ended October 31, 2019
	Successor		Predecessor
Revenues not from contracts with customers:
Europe Caspian	$808	$219	$726
Americas	23,865	5,845	18,627
Asia Pacific	178	52	191
Corporate and other	2,390	—	—
Total region revenues not from contracts with customers	$27,241	$6,116	$19,544

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended December 31, 2020	Two Months Ended December 31, 2019	One Month Ended October 31, 2019
	Successor		Predecessor
Earnings from unconsolidated affiliates, net of losses:
Europe Caspian	$—	120	$—
Americas	896	1,379	3,609
Total earnings from unconsolidated affiliates, net of losses	$896	1,499	$3,609

Region operating income (loss):
Europe Caspian	$11,916	$1,869	$3,112
Africa	(1,407)	2,910	2,982
Americas	(29,235)	8,596	6,296
Asia Pacific	717	(2,885)	(1,371)
Corporate and other	(22,530)	(12,221)	(9,621)
Gain (loss) on disposal of assets	1,951	(154)	249
Total consolidated operating income (loss)	$(38,588)	$(1,885)	$1,647

Region depreciation and amortization:
Europe Caspian	$7,904	$6,019	$3,321
Africa	1,214	1,342	831
Americas	4,788	1,586	2,184
Asia Pacific	1,948	1,792	772
Corporate and other	2,077	1,187	1,114
Total consolidated depreciation and amortization	$17,931	$11,926	$8,222

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Nine Months Ended December 31, 2020	Two Months Ended December 31, 2019	Seven Months Ended October 31, 2019
	Successor		Predecessor
Earnings from unconsolidated affiliates, net of losses:
Europe Caspian	$(19)	$120	$168
Americas	841	1,379	6,100
Corporate and other	—	—	321
Total earnings from unconsolidated affiliates, net of losses	$822	$1,499	$6,589

Consolidated operating income (loss):
Europe Caspian	$58,842	$1,869	$26,143
Africa	(10,348)	2,910	17,255
Americas	(26,049)	8,596	13,391
Asia Pacific	3,724	(2,885)	(33,653)
Corporate and other	(100,291)	(12,221)	(101,559)
Gain (loss) on disposal of assets	(1,000)	(154)	(3,768)
Total consolidated operating income (loss)	$(75,122)	$(1,885)	$(82,191)

Depreciation and amortization:
Europe Caspian	$24,196	$6,019	$28,155
Africa	3,815	1,342	10,829
Americas	12,841	1,586	16,654
Asia Pacific	6,002	1,792	7,463
Corporate and other	5,970	1,187	7,763
Total depreciation and amortization	$52,824	$11,926	$70,864

	Successor
	December 31, 2020	March 31, 2020
Identifiable assets:
Europe Caspian	$1,261,934	$1,096,022
Africa	195,998	235,165
Americas	455,392	319,015
Asia Pacific	84,614	166,229
Corporate and other (2)	137,844	128,830
Total identifiable assets	$2,135,782	$1,945,261

Investments in unconsolidated affiliates:
Europe Caspian	$668	$575
Americas	4,700	76,483
Total investments in unconsolidated affiliates	$5,368	$77,058
_______________________
(2)Includes $7.4 million and $7.8 million of construction in progress within property and equipment on the Company’s condensed consolidated balance sheets as of December 31 and March 31, 2020 (Successor), respectively, which primarily represents aircraft deposits, aircraft modifications and other miscellaneous equipment, tooling and building improvements currently in progress.

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
On May 11, 2019 (the “Petition Date”), Old Bristow and certain of its subsidiaries (collectively the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”). On August 1, 2019, the Debtors filed with the Bankruptcy Court their Joint Chapter 11 Plan of Reorganization, and on August 20, 2019, the Debtors filed their Amended Joint Chapter 11 Plan of Reorganization (as further modified on August 22, 2019, the “Amended Plan”) and the related Disclosure Statement (as further modified on August 22, 2019, the “Amended Disclosure Statement”). On October 8, 2019, the Bankruptcy Court entered an order approving the Amended Disclosure Statement and confirming the Amended Plan. The effective date of the Amended Plan (the “Effective Date”) occurred on October 31, 2019 at which point the Debtors emerged from the Chapter 11 Cases. Upon Old Bristow’s emergence from the Chapter 11 Cases, Old Bristow adopted fresh-start accounting in accordance with provisions of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) No. 852, “Reorganizations” (“ASC 852”), which resulted in Old Bristow becoming a new entity for financial reporting purposes on the Effective Date.
In this Quarterly Report on Form 10-Q, references to:
•“Predecessor” refer to Old Bristow on and prior to October 31, 2019; and
•“Successor” refer to the reorganized Old Bristow on and after November 1, 2019 until completion of the Merger and after completion of the Merger refer to the Combined Company.
As a result of the adoption of fresh-start accounting, the Company’s consolidated financial statements subsequent to October 31, 2019 (“Successor”) may not be comparable to the consolidated financial statements prior to October 31, 2019 (“Predecessor”). The results of operations as reported in the unaudited interim Condensed Consolidated Financial Statements are reported separately for each of these periods in accordance with GAAP, however, the results of operations for the periods from April 1, 2019 or October 1, 2019, as applicable, to October 31, 2019 (Predecessor) and from November 1, 2019 to December 31, 2019 (Successor), cannot adequately be compared against the three or nine months ended December 31, 2020, without combining the 2019 Predecessor and Successor periods. The combined results for the three and nine months ended December 31, 2019, which are referred to herein as results for the "three months ended December 31, 2019" and "nine months ended December 31, 2019," respectively, represent the sum of the reported amounts for the Predecessor periods from April 1, 2019 or October 1, 2019, as applicable, through October 31, 2019, and the Successor period from October 31, 2019 through December 31, 2019. These combined results are not considered to be prepared in accordance with GAAP and have not been prepared on a pro forma basis in accordance with Article 11 of Regulation S-X.
In the discussion that follows, the terms “Current Quarter” and “Prior Year Quarter” refer to the three months ended December 31, 2020 (Successor) and 2019 (Combined), respectively, and the terms “Current Year Period” and “Prior Year Period” refer to the nine months ended December 31, 2020 (Successor) and 2019 (Combined), respectively.
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
You should consider the following key factors when evaluating these forward-looking statements:
•the COVID-19 pandemic and related economic repercussions have resulted, and may continue to result, in a decrease in the price of and demand for oil, which has caused, and may continue to cause, a decrease in the demand for our services;
•expected cost synergies and other financial or other benefits of the Merger might not be realized within the expected time frames, might be less than projected or may not be realized at all;
•the ability to successfully integrate the operations, accounting and administrative functions of Era and Old Bristow;
•managing a significantly larger company than before the completion of the Merger;
•diversion of management time on issues related to integration of the Company;
•the increase in indebtedness as a result of the Merger;
•operating costs, customer loss and business disruption following the Merger, including, without limitation, difficulties in maintaining relationships with employees and customers, may be greater than expected;
•our reliance on a limited number of customers and the reduction of our customer base as a result of bankruptcies or consolidation;
•the possibility that we may be unable to maintain compliance with covenants in our financing agreements;
•fluctuations in worldwide prices of and demand for oil and natural gas;
•fluctuations in levels of oil and natural gas exploration, development and production activities;
•fluctuations in the demand for our services;
•the possibility that we may impair our long-lived assets, including goodwill, inventory, property and equipment and investments in unconsolidated affiliates;
•our ability to implement operational improvement efficiencies with the objective of rightsizing our global footprint and further reducing our cost structure;
•the possibility of significant changes in foreign exchange rates and controls, including as a result of the U.K. having exited from the European Union (“E.U.”) (“Brexit”);
•the impact of continued uncertainty surrounding the affects Brexit will have on the British, EU and global economies and demand for oil and natural gas;
•potential effects of increased competition;
•the inability to remediate the material weaknesses identified in internal controls over financial reporting relating to our monitoring control processes;
•the possibility that we may be unable to re-deploy our aircraft to regions with greater demand;
•the possibility of changes in tax and other laws and regulations and policies, including, without limitation, actions of the Biden Administration that impact oil and gas operations or favor renewable energy projects in the U.S.;
•the possibility that we may be unable to dispose of older aircraft through sales into the aftermarket;
•general economic conditions, including the capital and credit markets;
•the possibility that segments of our fleet may be grounded for extended periods of time or indefinitely;
•the existence of operating risks inherent in our business, including the possibility of declining safety performance;
•the possibility of political instability, war or acts of terrorism in any of the countries where we operate;
•the possibility that reductions in spending on aviation services by governmental agencies could lead to modifications of our search and rescue (“SAR”) contract terms with the UK government, our contracts with the Bureau of Safety and Environmental Enforcement ("BSEE") or delays in receiving payments under such contracts; and
•our reliance on a limited number of helicopter manufacturers and suppliers.
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
For pro forma condensed consolidated financial statements of the Company giving effect to the Merger, refer to the unaudited pro forma condensed combined financial information filed as Exhibit 99.2 to our fiscal year 2020 Financial Statements.
Impairment of Líder
In June 2020, upon evaluation of our investment in Líder Táxi Aéreo S.A. (“Líder”), an unconsolidated affiliate in Brazil, we recognized a non-cash impairment charge of $18.7 million. The Company initiated a partial dissolution process to exit its equity investment in Líder in July 2020. As a result of this process, the Company is no longer a shareholder of Líder as of August 2020. The amount payable to the Company for its equity interests will be governed by the partial dissolution process set forth under the Brazilian Constitution. Any potential recovery is considered a gain contingency and recognized upon resolution of all contingencies.
Impairment of Cougar
In December 2020, upon evaluation of our investment in Cougar Helicopters Inc. (“Cougar”), an unconsolidated affiliate in Canada, primarily focused on serving the offshore oil and gas industry off Canada’s Atlantic coast and in the Arctic, we recognized a non-cash impairment charge of $51.9 million.

COVID-19
The COVID-19 pandemic has resulted in a global crisis, with many countries placing restrictions on national and international travel and instituting other measures, including, among other things, reducing or eliminating public gatherings by placing limits on such events, shuttering non-essential stores and services, encouraging voluntary quarantines and imposing involuntary quarantines, in an effort to reduce and slow the spread of COVID-19. The long-term impact of COVID-19 on the global economy is not yet known, but it has had a significant influence on economic activity and likely will continue to have a significant impact on the global economy in the near-to-medium-term especially as infection rates rise and global governments impose various restrictions to stop the spread of the virus, which in turn can cause volatility in global markets, generally, and in oil and natural gas prices, more specifically. Financial markets have also experienced significant volatility.
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
Together with our customers, we have implemented several measures at our bases, based upon guidance from local public health authorities, to help protect employees and customers, including, but not limited to, measures to restrict access to sites, medical screenings/questionnaires prior to all flights, enhanced sanitization of aircraft and equipment, modification of aircraft and special protocols on travel and passenger transport, and we are also monitoring developments that may require or cause us to modify actions as appropriate. Many of our employees are deemed “essential” in the regions in which they operate and therefore may continue performing their jobs notwithstanding guidance or orders of general applicability issued by governments requiring businesses to close, persons to shelter in place, borders to close and other similar actions. In addition, we have developed and are offering customers COVID-19 medevac transport in certain regions. As of February 2021, a number of our SAR crew members in certain parts of the world have received the COVID-19 vaccine.

Fleet Information
As of December 31, 2020 (Successor), the aircraft in our fleet were as follows:

	Number of Aircraft
	Consolidated Affiliates
	Operating Aircraft
Type	Owned Aircraft	Leased Aircraft	Aircraft Held For Sale	Consolidated Aircraft	Maximum Passenger Capacity	Average Age (years)(1)
Heavy Helicopters:
S-92A	35	28	—	63	19	11
S-92A U.K. SAR	3	7	—	10	19	6
H225	—	—	2	2	19	10
AW189	6	1	—	7	16	5
AW189 U.K. SAR	11	—	—	11	16	4
	55	36	2	93
Medium Helicopters:
AW139	53	7	—	60	12	10
S-76 C+/C++	26	—	—	26	12	13
S-76D	8	—	2	10	12	6
B212	3	—	—	3	12	39
	90	7	2	99
Light—Twin Engine Helicopters:
AW109	6	—	—	6	7	14
EC135	10	—	—	10	6	12
BO 105	2	—	—	2	4	35
	18	—	—	18
Light—Single Engine Helicopters:
AS350	17	—	—	17	4	23
AW119	13	—	—	13	7	14
	30	—	—	30

Total Helicopters	193	43	4	240		12
Fixed wing	7	4	3	14
UAV	—	2	—	2
Total Fleet	200	49	7	256
_____________
(1)Reflects the average age of helicopters that are owned.

The chart below presents the number of aircraft in our fleet and their distribution among the regions in which we operate as of December 31, 2020 (Successor), the number of helicopters we had on order as of December 31, 2020 (Successor), and the percentage of operating revenues each of our regions provided during the Current Quarter. For additional information regarding our commitments and options to acquire aircraft, see Note 9 in the “Notes to Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report.

	Percentage of Current Quarter Operating Revenues	Helicopters				UAV	Fixed Wing
		Heavy	Medium	Light Twin	Light Single			Total (2)
Europe Caspian	55%	63	12	—	4	2	—	81
Americas	30%	23	65	18	26	—	—	132
Africa	9%	7	20	—	—	—	2	29
Asia Pacific	6%	—	2	—	—	—	12	14
Total	100%	93	99	18	30	2	14	256
Aircraft not currently in fleet:
On order		3	—	5	—	—	—	8
_____________
(2)Includes 49 leased aircraft as follows:

	Leased Aircraft in Consolidated Fleet
	Helicopters				UAV	Fixed Wing
	Heavy	Medium	Light Twin	Light Single			Total
Europe Caspian	28	1	—	—	2	—	31
Americas	5	3	—	—	—	—	8
Africa	3	1	—	—	—	1	5
Asia Pacific	—	2	—	—	—	3	5
Total	36	7	—	—	2	4	49

Results of Operations
The following table presents our operating results and other statement of operations information for the three months ended December 31, 2019 and 2020, (in thousands, except percentages):

	Three Months Ended December 31, 2019
	One Month Ended October 31, 2019	Two Months Ended December 31, 2019	Three Months Ended December 31, 2019	Three Months Ended December 31, 2020	Favorable (Unfavorable)
	Predecessor	Successor	Combined	Successor

Revenues:
Operating revenues	$101,659	$193,322	$294,981	$300,275	$5,294	1.8%
Reimbursable revenues	4,168	7,602	11,770	9,622	(2,148)	(18.2)%
Total revenues	105,827	200,924	306,751	309,897	3,146	1.0%

Costs and expenses:
Operating expenses	79,802	158,845	238,647	228,246	10,401	4.4%
Reimbursable expenses	4,049	7,707	11,756	9,525	2,231	19.0%
General and administrative expenses	15,965	25,358	41,323	37,931	3,392	8.2%
Merger-related costs	—	318	318	4,450	(4,132)	nm
Depreciation and amortization	8,222	11,926	20,148	17,931	2,217	11.0%
Total costs and expenses	108,038	204,154	312,192	298,083	14,109	4.5%

Loss on impairment	—	—	—	(53,249)	(53,249)	nm
Gain (loss) on disposal of assets	249	(154)	95	1,951	1,856	nm
Earnings from unconsolidated affiliates, net	3,609	1,499	5,108	896	(4,212)	nm
Operating income (loss)	1,647	(1,885)	(238)	(38,588)	(38,350)	nm

Interest income	165	202	367	359	(8)	(2.2)%
Interest expense	(79,235)	(9,674)	(88,909)	(13,203)	75,706	85.1%
Reorganization items, net	(447,674)	—	(447,674)	1,984	449,658	nm
Change in fair value of preferred stock derivative liability	—	(133,315)	(133,315)	—	133,315	nm
Other, net	7,009	3,729	10,738	5,635	(5,103)	nm
Total other income (expense)	(519,735)	(139,058)	(658,793)	(5,225)	653,568	nm
Loss before provision for income taxes	(518,088)	(140,943)	(659,031)	(43,813)	615,218	93.4%
Benefit (provision) for income taxes	13,889	(11,600)	2,289	(13,447)	(15,736)	nm
Net Loss	(504,199)	(152,543)	(656,742)	(57,260)	599,482	91.3%
Net loss attributable to noncontrolling interests	5	31	36	139	103	nm
Net Loss attributable to Bristow Group Inc.	$(504,194)	$(152,512)	$(656,706)	$(57,121)	$599,585	91.3%

Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the applicable periods (in thousands):

	Three Months Ended December 31, 2019
	One Month Ended October 31, 2019	Two Months Ended December 31, 2019	Three Months Ended December 31, 2019	Three Months Ended December 31, 2020	Favorable (Unfavorable)
	Predecessor	Successor	Combined	Successor
Oil and gas:
Europe Caspian	$38,200	$71,888	$110,088	$93,383	$(16,705)	(15.2)%
Americas	21,416	39,758	61,174	97,435	36,261	59.3%
Africa	12,924	26,286	39,210	23,055	(16,155)	(41.2)%
Asia Pacific	1,745	2,090	3,835	3,383	(452)	(11.8)%
Total oil and gas	74,285	140,022	214,307	217,256	2,949	1.4%
UK SAR Services	17,858	36,822	54,680	56,470	1,790	3.3%
Fixed Wing Services	9,397	16,333	25,730	20,054	(5,676)	(22.1)%
Other	119	145	264	6,495	6,231	nm
	$101,659	$193,322	$294,981	$300,275	$5,294	1.8%
Current Quarter (Successor) compared to Prior Year Quarter (Combined)
Operating Revenues. Operating revenues were $5.3 million higher in the Current Quarter compared to the three months ended December 31, 2019 (the “Prior Year Quarter”).
Operating revenues from oil and gas operations were $2.9 million higher in the Current Quarter.
Operating revenues from oil and gas operations in the Americas were $36.3 million higher in the Current Quarter primarily due to the impact of the Merger, partially offset by lower utilization.
Operating revenues from oil and gas operations in the Asia Pacific region and Africa were $0.5 million and $16.2 million lower, respectively, primarily due to lower utilization.
Operating revenues from oil and gas operations in the Europe Caspian region were $16.7 million lower in the Current Quarter. Revenues in the U.K. decreased by $14.5 million primarily due to lower utilization, partially offset by the strengthening of the GBP relative to the U.S. dollar. Revenues in Turkmenistan decreased by $1.3 million due to the end of customer contracts. Revenues in Norway decreased $0.8 million primarily due to lower utilization.
Operating revenues from U.K. SAR services were $1.8 million higher in the Current Quarter primarily due to the strengthening of the GBP relative to the U.S. dollar and an increase in flight hours.
Operating revenues from fixed wing services were $5.7 million lower in the Current Quarter primarily due to lower utilization.
Operating revenues from other services were $6.2 million higher due to higher part sales and the benefit of the Merger.
Operating Expenses. Operating expenses were $10.4 million lower in the Current Quarter. Maintenance costs were $5.4 million lower primarily due to lower activity in the Current Quarter and betterment-detriment expenses incurred in the Prior Year Quarter, partially offset by the impact of the Merger. Lease costs were $2.7 million lower primarily due to fewer aircraft on lease. Fuel, training and other costs decreased $5.3 million, $1.9 million and $2.0 million, respectively, primarily due to lower activity. These decreases were partially offset by an increase in insurance costs of $3.9 million primarily due to higher premiums and the impact of the Merger and an increase in personnel costs of $3.1 million primarily due to the impact of the Merger.
General and Administrative. General and administrative expenses were $3.4 million lower in the Current Quarter primarily due to decreased professional services fees.
Merger-related costs. Merger-related costs of $4.5 million in the Current Quarter primarily consist of professional services fees and severance costs related to the Merger.

Depreciation and Amortization. Depreciation and amortization expenses were $2.2 million lower in the Current Quarter primarily due to fewer helicopters and the revaluation of assets in connection with the adoption of fresh-start accounting. Old Bristow recorded all property and equipment at fair value upon emergence from the Chapter 11 Cases and made certain changes to the useful lives and salvage value of its assets. This was partially offset by an increase due to the impact of the inclusion of Era’s assets.
Loss on Impairment. During the Current Quarter, the Company recognized a loss on impairment of $51.9 million related to its investment in Cougar and a loss on impairment of $1.4 million related to helicopters held for sale.
Gain (Loss) on Disposal of Assets. During the Current Quarter, the Company sold five S-76C++ medium, two B412 medium, seven B407 single engine helicopters, and one H225 simulator for cash proceeds of $14.4 million resulting in gains of $2.0 million. During the Prior Year Quarter, the Company sold equipment resulting in gains of $0.1 million.
Earnings from Unconsolidated Affiliates, net of Losses. During the Current Quarter, the Company recognized earnings of $0.9 million from its equity investments compared to $5.1 million in the Prior Year Quarter. The Prior Year Quarter included earnings from Líder Táxi Aéreo S.A. (“Líder”), which the Company has subsequently initiated a partial dissolution process to exit its equity investment, and from Cougar, which was impaired during the Current Quarter.
Operating Income (Loss). Operating loss as a percentage of revenues was (12.5)% in the Current Quarter compared to less than (0.1)% in the Prior Year Quarter. Operating loss in the Current Quarter was primarily due to the loss on impairment.
Interest Expense. Interest expense was $75.7 million lower in the Current Quarter. During the Prior Year Quarter, the Company incurred a $56.9 million expense related to the Chapter 11 Cases. Excluding this, interest expense was lower in the Current Quarter due to lower debt balances and the absence of the amortization of deferred financing fees as these fees were written-off as a result of the Chapter 11 Cases. These decreases were partially offset by increased debt discount amortization related to the fair valuing of debt as a result of remeasurement and purchase price accounting.
Reorganization Items, net. During the Current Quarter, the Company recognized a gain of $2.0 million related to the release of the rabbi trust which held investments related to the Company’s non-qualified deferred compensation plan for the Company’s senior executives. Reorganization items incurred in the Prior Year Quarter related to the Chapter 11 cases and consisted of fresh-start accounting downward adjustments of ($686.1) million, reorganization professional fees and other of $35.2 million, debt related expenses of $9.4 million, write-off of corporate lease and leasehold improvements of $1.7 million, gain on settlement of liabilities subject to compromise of $265.6 million, and gain from the reversal of the Backstop Commitment Agreement estimated fees of $19.3 million.
Other Income (Expense), net. Other income, net was $5.6 million in the Current Quarter compared to $10.7 million in the Prior Year Quarter. Other income in the Current Quarter was primarily due to other income related to Airnorth (government grants) of $3.4 million, a favorable interest adjustment to the Company’s pension liability of $1.1 million and net foreign exchange gains of $0.9 million as shown in the table below. Other income, net in the Prior Year Quarter was primarily due to net foreign exchange gains of $10.6 million as shown in the table below and an favorable interest adjustment to the Company’s pension liability of $0.1 million.

	Three Months Ended December 31, 2019
	One Month Ended October 31, 2019	Two Months Ended December 31, 2019	Three Months Ended December 31, 2019	Three Months Ended December 31, 2020	Favorable (Unfavorable)
	Predecessor	Successor	Combined	Successor
Foreign currency gains (losses) by region:
Europe Caspian	$5,289	$10,793	$16,082	$6,148	$(9,934)
Africa	(1,526)	(1,018)	(2,544)	(53)	2,491
Americas	328	(1,085)	(757)	604	1,361
Asia Pacific	689	616	1,305	1,458	153
Corporate and other	2,639	(6,082)	(3,443)	(7,285)	(3,842)
Foreign currency gains (losses)	7,419	3,224	10,643	872	(9,771)
Pension interest	(411)	502	91	1,052	961
Other	1	3	4	3,711	3,707
Other income (expense), net	$7,009	$3,729	$10,738	$5,635	$(5,103)
Income Tax Benefit (Expense). Income tax expense was $13.4 million in the Current Quarter compared to a benefit of $2.3 million in the Prior Year Quarter. The expense in the current quarter was primarily due to nondeductible expenses related to impairment and the Merger, variability of earnings in different jurisdictions and the impact of valuation allowances.

The following table presents our operating results and other statement of operations information for the nine months ended December 31, 2019 and 2020, (in thousands, except percentages):

	Nine Months Ended December 31, 2019
	Seven Months Ended October 31, 2019	Two Months Ended December 31, 2019	Nine Months Ended December 31, 2019	Nine Months Ended December 31, 2020	Favorable (Unfavorable)
	Predecessor	Successor	Combined	Successor
Revenues:
Operating revenues	$722,919	$193,322	$916,241	$857,505	$(58,736)	(6.4)%
Reimbursable revenues	34,304	7,602	41,906	27,225	(14,681)	(35.0)%
Total revenues	757,223	200,924	958,147	884,730	(73,417)	(7.7)%

Costs and expenses:
Operating expenses	574,216	158,845	733,061	650,635	82,426	11.2%
Reimbursable expenses	33,023	7,707	40,730	27,092	13,638	33.5%
Prepetition restructuring charges	13,476	—	13,476	—	13,476	100.0%
General and administrative expenses	88,555	25,358	113,913	112,722	1,191	1.0%
Merger-related costs	—	318	318	26,367	(26,049)	nm
Depreciation and amortization	70,864	11,926	82,790	52,824	29,966	36.2%
Total costs and expenses	780,134	204,154	984,288	869,640	114,648	11.6%

Loss on impairment	(62,101)	—	(62,101)	(90,078)	(27,977)	(45.1)%
Loss on disposal of assets	(3,768)	(154)	(3,922)	(1,000)	2,922	nm
Earnings from unconsolidated affiliates, net	6,589	1,499	8,088	866	(7,222)	nm
Operating loss	(82,191)	(1,885)	(84,076)	(75,122)	8,954	10.6%

Interest income	822	202	1,024	1,055	31	3.0%
Interest expense	(128,658)	(9,674)	(138,332)	(39,152)	99,180	71.7%
Reorganization items, net	(617,973)	—	(617,973)	1,984	619,957	nm
Loss on sale of subsidiaries	(55,883)	—	(55,883)	—	55,883	nm
Change in fair value of preferred stock derivative liability	—	(133,315)	(133,315)	15,416	148,731	nm
Bargain purchase gain	—	—	—	81,093	81,093	nm
Other, net	(3,501)	3,729	228	19,613	19,385	nm
Total other income (expense)	(805,193)	(139,058)	(944,251)	80,009	1,024,260	nm
Income (loss) before benefit (provision) for income taxes	(887,384)	(140,943)	(1,028,327)	4,887	1,033,214	nm
Benefit (provision) for income taxes	51,178	(11,600)	39,578	(18,736)	(58,314)	nm
Net Loss	(836,206)	(152,543)	(988,749)	(13,849)	974,900	98.6%
Net (income) loss attributable to noncontrolling interests	(208)	31	(177)	343	520	nm
Net Loss attributable to Bristow Group Inc.	$(836,414)	$(152,512)	$(988,926)	$(13,506)	$975,420	98.6%

Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the applicable periods (in thousands):

	Nine Months Ended December 31, 2019
	Seven Months Ended October 31, 2019	Two Months Ended December 31, 2019	Nine Months Ended December 31, 2019	Nine Months Ended December 31, 2020	Favorable (Unfavorable)
	Predecessor	Successor	Combined	Successor
Oil and gas:
Europe Caspian	$266,477	$71,888	$338,365	$297,689	$(40,676)	(12.0)%
Americas	137,781	39,758	177,539	248,696	71,157	40.1%
Africa	96,615	26,286	122,901	74,309	(48,592)	(39.5)%
Asia Pacific	22,459	2,090	24,549	9,006	(15,543)	(63.3)%
Total oil and gas	523,332	140,022	663,354	629,700	(33,654)	(5.1)%
UK SAR Services	128,436	36,822	165,258	166,070	812	0.5%
Fixed Wing Services	70,755	16,333	87,088	51,835	(35,253)	(40.5)%
Other	396	145	541	9,900	9,359	nm
	$722,919	$193,322	$916,241	$857,505	$(58,736)	(6.4)%
Current Nine Months (Successor) compared to Prior Year Nine Months (Combined)
Operating Revenues. Operating revenues were $58.7 million lower in the nine months ended December 31, 2020 (the “Current Period”) compared to the nine months ended December 31, 2019 (the “Prior Year Period”).
Operating revenues from oil and gas operations were $33.7 million lower in the Current Period.
Operating revenues from oil and gas operations in Africa were $48.6 million lower primarily due to lower utilization.
Operating revenues from oil and gas operations in the Europe Caspian region were $40.7 million lower in the Current Period. Revenues in the U.K. decreased $21.0 million primarily due to lower utilization, partially offset by the strengthening of the GBP relative to the U.S. dollar. Revenues in Norway decreased $15.9 million primarily due to lower utilization. Revenues in Turkmenistan decreased $3.4 million due to the end of a customer contract.
Operating revenues from oil and gas operations in the Asia Pacific region were $15.5 million lower in the Current Period. Revenues in Australia decreased $10.0 million primarily due to lower utilization. In addition, the Prior Year Period included revenues of $5.6 million related to a business that was subsequently sold.
Operating revenues from oil and gas operations in the Americas were $71.2 million higher in the Current Period primarily due to the Merger. These increases were partially offset by lower utilization in the U.S. Gulf of Mexico and Trinidad.
Operating revenues from U.K. SAR services were $0.8 million higher in the Current Period primarily due to the strengthening of the GBP relative to the U.S. dollar.
Operating revenues from fixed wing services decreased by $35.3 million in the Current Period. Fixed wing services in the Prior Year Period included revenues from Eastern Airways, which was sold during the Prior Year Period, of $11.8 million. Revenues from fixed wing services in Australia and Africa were $14.0 million and $9.5 million lower, respectively, primarily due to lower utilization.
Operating revenues from other services were $9.4 million higher due to the Merger and higher part sales.
Operating Expenses. Operating expenses were $82.4 million lower in the Current Period. Lease costs were $29.1 million lower in the Current Period primarily due to aircraft lease rejections in the Chapter 11 Cases prior to the Current Period and the absence of $10.8 million in net lease return costs incurred in the Prior Year Period. Fuel expense was $22.7 million lower primarily due to a decrease in flight hours and a lower average fuel price. Maintenance costs were $15.1 million lower primarily due to lower Power-by-the-Hour (“PBH”) expense related to fewer flight hours, partially offset by an increase in PBH amortization costs related to the recognition of a PBH asset as a result of fresh-start accounting. Other direct costs decreased $23.0 million primarily due to the decrease in activity, including lower training, travel and freight costs. These decreases were partially offset by an increase in insurance costs of $3.8 million primarily due to increased premiums and deductibles related to hurricane damages and an increase in personnel costs of $3.7 million primarily due to a net increase in headcount and severance costs following the Merger.

Pre-Petition Restructuring Charges. In the Prior Year Period, the Company incurred $13.5 million in professional fees prior to the petition date related to the Chapter 11 Cases.
General and Administrative. General and administrative expenses were $1.2 million lower in the Current Period primarily due to decreased professional services fees, partially offset by the impact of the Merger.
Merger-related costs. Merger-related costs of $26.4 million primarily consist of professional services fees and severance costs related to the Merger.
Depreciation and Amortization. Depreciation and amortization expense decreased by $30.0 million in the Current Period primarily due to the revaluation of assets in connection with the adoption of fresh-start accounting and fewer helicopters. Old Bristow recorded all property and equipment at fair value upon emergence from the Chapter 11 Cases and made certain changes to the useful lives and salvage value of assets.
Loss on Impairment. During the Current Period, the Company recognized a loss on impairment of $51.9 million related to its investment in Cougar, a loss on the impairment of its investment in Líder of $18.7 million, a loss on impairment of $12.9 million related to the write down of inventory and, a loss on impairment of $5.2 million related to helicopters that were transferred to held for sale assets and a loss on impairment of $1.4 million related to helicopters held for sale. During the Prior Year Period, the Company recognized a loss on the impairment of H225 aircraft of $42.0 million, $17.5 million for Airnorth goodwill and $2.6 million for Bristow’s investment in Sky Future Partners, all of which occurred in the Predecessor Period.
Loss on Disposal of Assets. During the Current Period, the Company sold eleven H225 heavy, 14 S-76C++ medium, two B412 medium, 19 B407 single engine helicopters, one H225 simulator and other equipment for cash proceeds of $66.5 million resulting in losses of $1.0 million. During the Prior Year Period, the Company sold two B412 medium helicopters, a fixed wing aircraft and other equipment resulting in losses of $3.9 million.
Earnings from Unconsolidated Affiliates, net of Losses. During the Current Period, the Company recognized earnings of $0.9 million from equity investments compared to $8.1 million in the Prior Year Period. The Current Period includes $4.8 million of losses from its investment in Líder and $2.3 million lower earnings from its investment in Cougar.
Operating Loss. Operating loss as a percentage of revenues was (8.5)% in the Current Period compared to (8.8)% in the Prior Year Period. Operating loss in the Current Period was primarily due to losses on impairment. Operating loss in the Prior Year Period was primarily due to reorganization costs, pre-petition restructuring costs, the recognition of lease return costs and the losses on impairments.
Interest Expense. Interest expense was $99.2 million lower in the Current Year Period. During the Prior Year Period, the Company incurred a $56.9 million expense related to the Chapter 11 Cases. Excluding this, interest expense was also lower in the Current Year Period due to lower debt balances and the absence of the amortization of deferred financing fees as these fees were written-off as a result of the Chapter 11 Cases. These decreases were partially offset by increased debt discount amortization related to the fair valuing of debt as a result of fresh-start and purchase price accounting.
Reorganization Items, net. During the Current Period, the Company recognized a gain of $2.0 million related to the release of the rabbi trust which held investments related to the Company’s non-qualified deferred compensation plan for the Company’s senior executives. Reorganization items incurred in the Prior Year Period related to the Chapter 11 Cases and consisted of fresh-start accounting downward adjustments of $686.1 million, reorganization professional and other fees of $86.2 million, debt related expenses of $48.3 million, settlement charges related to the rejection of H175 helicopters of $31.8 million, lease termination costs of $30.2 million, write-off of corporate lease and leasehold improvements of $2.8 million, gain on settlement of liabilities subject to compromise of $265.6 million, and benefit from adjustment of allowed claim associated with return of four H225 helicopters of $1.9 million.
Loss on sale of Subsidiaries. During the Prior Year Period, Old Bristow sold two subsidiaries, Eastern Airways and Aviashelf, resulting in losses of $46.9 million and $9.0 million, respectively.
Change in Fair Value of Preferred Stock Derivative. During the Current Period, Old Bristow recognized a benefit of $15.4 million related to a decrease in the fair value of preferred stock derivative. During the Prior Year Period, Old Bristow recognized a benefit of $133.3 million related to a decrease in the fair value of preferred stock derivative.
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

Other Income, net. Other income, net was $19.6 million in the Current Period compared to $0.2 million in the Prior Year Period. Other income in the Current Period was primarily due to net foreign exchange gains of $9.2 million as shown in the table below, a favorable interest adjustment to the Company’s pension liability of $2.9 million, and other income related to Airnorth (government grants) of $7.6 million. Other income, net in the Prior Year Period was primarily due to net foreign exchange gains of $1.9 million as shown in the table below, partially offset by an unfavorable interest adjustment to the Company’s pension liability of $1.8 million.

	Nine Months Ended December 31, 2019
	Seven Months Ended October 31, 2019	Two Months Ended December 31, 2019	Nine Months Ended December 31, 2019	Nine Months Ended December 31, 2020	Favorable (Unfavorable)
	Predecessor	Successor	Combined	Successor
Foreign currency gains (losses) by region:
Europe Caspian	$(5,392)	$10,793	$5,401	$16,405	$11,004
Africa	(904)	(1,018)	(1,922)	(2,923)	(1,001)
Americas	1,007	(1,085)	(78)	(412)	(334)
Asia Pacific	(587)	616	29	6,679	6,650
Corporate and other	4,549	(6,082)	(1,533)	(10,568)	(9,035)
Foreign currency gains (losses)	(1,327)	3,224	1,897	9,181	7,284
Pension interest	(2,256)	502	(1,754)	2,851	4,605
Other	82	3	85	7,581	7,496
Other income (expense), net	$(3,501)	$3,729	$228	$19,613	$19,385
Income Tax Benefit (Expense). Income tax expense was $18.7 million in the Current Period compared to a benefit of $39.6 million in the Prior Year Period. The expense in the Current Period was primarily due to nondeductible expenses related to impairment and Merger, variability of earnings in different jurisdictions and the impact of valuation allowances.
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
Summary of Cash Flows

	Nine Months Ended December 31, 2019
	Seven Months Ended October 31, 2019	Two Months Ended December 31, 2019	Nine Months Ended December 31, 2019	Nine Months Ended December 31, 2020
	Predecessor	Successor	Combined	Successor
Cash flows provided by or (used in):
Operating activities	$(98,866)	$(15,263)	$(114,129)	$60,069
Investing activities	(58,718)	(31,938)	(90,656)	175,505
Financing activities	227,649	(5,629)	222,020	(141,045)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,406	(1,613)	793	4,183
Net increase (decrease) in cash, cash equivalents and restricted cash	$72,471	$(54,443)	$18,028	$98,712

Operating Activities
Cash flows provided by operating activities were $60.1 million during the Current Period compared to cash flows used in operating activities of $114.1 million during the Prior Year Period. Operating income before depreciation and amortization, impairment charges, losses on asset dispositions, net and earnings from unconsolidated affiliates, net, was $27.8 million higher in the Current Period compared to the Prior Year Period. Lower operating expenses primarily due to lower lease costs and activity were partially offset by lower revenues and Merger-related costs. The Prior Year Period was also impacted by significant reorganization costs related to Chapter 11, with a net cash flow impact of approximately $82 million. The current period further benefited from higher other income, primarily related to COVID-19 government relief grants and principal receipts on the Company’s sales-type leases.
Cash paid for interest expense and income taxes was $25.6 million and $13.0 million, respectively, in the Current Period compared to $48.6 million and $11.4 million, respectively, in the Prior Year Period.
Investing Activities
During the Current Period, net cash provided by investing activities was $175.5 million primarily as follows:
•Increase in cash from the Merger of $120.2 million,
•Proceeds of $66.5 million from the sale or disposal of forty-six aircraft and certain other equipment, partially offset by
•Capital expenditures of $11.2 million.
During the Prior Year Period, net cash used in investing activities was $90.7 million primarily as follows:
•Capital expenditures of $73.7 million, and
•Net payments of $22.5 million for the disposal of Eastern Airways, BHLL and Aviashelf, partially offset by
•Proceeds of $5.5 million from the sale or disposal of three aircraft and certain other equipment.
Financing Activities
During the Current Period, net cash used in financing activities was $141.0 million primarily as follows:
•Net repayments of debt and redemption premiums of $126.2 million, and
•Share repurchases of $14.8 million.
During the Prior Year Period, net cash provided by financing activities was $222.0 million primarily as follows:
•Borrowings under the Term Loan Agreement were $225.6 million,
•Proceeds from issuance of common and preferred stock was $385.0 million, partially offset by
•Debt issuance costs of $14.9 million, and
•Net repayments of debt and other securities of $373.7 million.
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
Our availability of long-term liquidity is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, debt service, capital expenditures and a reasonable return on investment. While the COVID-19 pandemic, in general, and the related decrease in oil and natural gas prices, more specifically, have not had a material impact on our liquidity, a sustained environment of depressed oil and natural gas prices could affect capital spending for offshore oil and gas exploration, drilling and production, which in turn could affect our business and liquidity. As of December 31, 2020, we had $293.5 million of unrestricted cash and $51.5 million of remaining availability under our amended asset-backed revolving credit facility (the “ABL Facility”) for total liquidity of $345.0 million. Borrowings under the amended ABL Facility are subject to certain conditions and requirements.
As of December 31, 2020, approximately 65% of our total cash balance was held outside the U.S. and is generally used to meet the liquidity needs of our non-U.S. operations. Most of our cash held outside the U.S. could be repatriated to the U.S., and any such repatriation could be subject to additional taxes. If cash held by non-U.S. operations is required for funding operations in the U.S., we may make a provision for additional taxes in connection with repatriating this cash, which is not expected to have a significant impact on our results of operations.
The significant factors that affect our overall liquidity include cash from or used to fund operations, capital expenditure commitments, debt service, pension funding, adequacy of bank lines of credit and the Company’s ability to attract capital on satisfactory terms.
We believe our cash flows from operations and other sources of liquidity will be sufficient to weather the current COVID-19 crisis, while continuing to meet our working capital needs and fulfill our debt obligations. Management will continue to closely monitor our liquidity, the credit markets and oil and gas prices in general as well as the specific and anticipated effects of the COVID-19 pandemic on our liquidity and the global markets.
Debt Obligations
Total debt (excluding unamortized discounts) as of December 31, 2020 (Successor) was $616.4 million. The following table summarizes the contractual maturity dates for our significant debt instruments as of December 31, 2020 (Successor):

Debt	Maturity Date
7.750% Senior Notes	December 15, 2022
Macquarie Debt	March 6, 2023
Lombard Debt	December 29, 2023 and January 30, 2024
PK Air Debt	January 13 and 27, 2025
Currently, we do not believe the conditions caused by COVID-19 will affect our ability to meet the maintenance and other covenants in our debt instruments.
Lease Obligations
We have non-cancelable operating leases in connection with the lease of certain equipment, including leases for aircraft, and land and facilities used in our operations. The related lease agreements, which range from non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and can also include renewal options. As of December 31, 2020 (Successor), aggregate future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year, including leases for 45 aircraft, were as follows (in thousands):

	Aircraft	Other	Total
Fiscal year ending March 31,
2021	$22,033	$3,360	$25,393
2022	76,852	11,820	88,672
2023	57,498	10,441	67,939
2024	45,362	9,693	55,055
2025	28,370	7,472	35,842
Thereafter	2,170	27,606	29,776
	$232,285	$70,392	$302,677
During the three and nine months ended December 31, 2020 (Successor), we recognized $29.8 million and $92.0 million of operating lease expense, respectively.
Cash paid for amounts included in the measurement of lease liabilities during the nine months ended December 31, 2020 (Successor), was $89.6 million.

Pension Obligations
As of December 31, 2020 (Successor), we had recorded on our balance sheet a net $4.3 million pension liability related to the Bristow Helicopters Limited and Bristow International Aviation (Guernsey) Limited (“BIAGL”) pension plans. The liability represents the excess of the present value of the defined benefit pension plan liabilities over the fair value of plan assets that existed at that date. The minimum funding rules of the U.K. require the employer to agree to a funding plan with the plans’ trustee for securing that the pension plan has sufficient and appropriate assets to meet its technical provisions liabilities. In addition, where there is a shortfall in assets against this measure, we are required to make scheduled contributions in amounts sufficient to bring the plan up to fully-funded status as quickly as can be reasonably afforded. The employer contributions for the pension plan for the Current Year Period, the Prior Year Period and the Predecessor Fiscal Year 2018 were £12.7 million ($16.2 million), £12.7 million ($16.6 million), and £12.8 million ($17.0 million), respectively. See further discussion of pension plans in Note 10 to the condensed consolidated financial statements.
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
As of December 31, 2020, we had unfunded capital commitments of $88.8 million, consisting primarily of agreements to purchase helicopters, including three AW189 heavy helicopters and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered in fiscal year 2022. Delivery dates for the AW169 helicopters have yet to be determined. These commitments are payable beginning in fiscal year 2021 through fiscal year 2022, and all of the commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability to us other than aggregate liquidated damages of approximately $2.2 million. If we do not exercise our rights to cancel these capital commitments, we expect to finance the remaining acquisition costs for these helicopters through a combination of cash on hand, cash provided by operating activities, asset sales and financing options.
In addition, we had outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery in fiscal year 2022 and fiscal year 2023.
We had $24.6 million of other purchase obligations representing non-cancelable PBH maintenance commitments.
Off Balance Sheet Arrangements
On occasion, we and our partners will guarantee certain obligations on behalf of our subsidiaries and affiliates. As of December 31, 2020, we had no such guarantees in place. Letters of credit issued under the ABL Facility in the aggregate face amount of $14.2 million were outstanding on December 31, 2020 (Successor).

Selected Financial Information on Guarantors of Securities
On December 12, 2012, Era Group Inc., renamed Bristow Group Inc. (“the Parent”) upon closing of the Merger, issued its 7.750% Senior Notes due 2022 (the “Registered Notes”). The Registered Notes are fully and unconditionally guaranteed as to payment by a number of subsidiaries of the Parent (collectively, the “Guarantors”). The Parent is a holding company with no significant assets other than the stock of its subsidiaries. In order to meet its financial needs and obligations, the Parent relies exclusively on income from dividends and other cash flow from such subsidiaries. The subsidiary guarantees provide that, in the event of a default on the Registered Notes, the holders of the Registered Notes may institute legal proceedings directly against the Guarantors to enforce the guarantees without first proceeding against the Parent.
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

	Successor
	December 31, 2020

Current assets	$521,315
Non-current assets	$1,361,865
Current liabilities	$227,941
Non-current liabilities	$599,300

	Successor
	Three Months Ended December 31, 2020	Nine Months Ended December 31, 2020
Total revenues	$96,505	$234,486
Operating income (expense)	$4,069	$(48,556)
Net loss	$(826)	$(38,722)
Net loss attributable to Bristow Group	$(826)	$(38,744)

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
Market Risk
On December 31, 2020, Brent crude oil prices closed at $48.35 per barrel having previously closed at $20.51 per barrel on March 31, 2020, declining from $61.14 per barrel closing price on December 31, 2019. A combination of factors led to this initial decline and continued volatility, including an increase in low-priced oil from Saudi Arabia supplied into the market coupled with Russia’s position to abstain from participating in the supply reduction agreement with the Organization of the Petroleum Exporting Countries (“OPEC”) and the reduction in demand for oil due to the global COVID-19 pandemic. And though announcements from OPEC on production cuts and certain regulatory actions have contributed to the increase in the price per barrel since the March 2020 lows, prolonged effects of COVID-19 restrictions coupled with additional regulatory uncertainty and potential consolidations in offshore oil and gas producers could pose risks to our results of operations. We are continuing to closely monitor our exposure to this risk and the potential impacts on our business.
Foreign Currency Risk
Our primary foreign currency exposure is to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner, the Nigerian naira and the Brazilian real. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Three Months Ended December 31, 2020	Two Months Ended December 31, 2019	One Month Ended October 31, 2019
	Successor		Predecessor
One British pound sterling into U.S. dollars
High	1.37	1.33	1.30
Average	1.32	1.30	1.27
Low	1.29	1.28	1.22
At period-end	1.37	1.32	1.29
One euro into U.S. dollars
High	1.23	1.12	1.12
Average	1.19	1.11	1.11
Low	1.16	1.10	1.09
At period-end	1.22	1.12	1.12
One Australian dollar into U.S. dollars
High	0.77	0.70	0.69
Average	0.73	0.69	0.68
Low	0.70	0.68	0.67
At period-end	0.77	0.70	0.69
One Norwegian kroner into U.S. dollars
High	0.1171	0.1139	0.1102
Average	0.1109	0.1101	0.1093
Low	0.1043	0.1086	0.1083
At period-end	0.1168	0.1138	0.1089
One Nigerian naira into U.S. dollars
High	0.0026	0.0028	0.0028
Average	0.0026	0.0028	0.0028
Low	0.0025	0.0028	0.0028
At period-end	0.0025	0.0028	0.0028
One Brazilian real into U.S. dollars
High	0.1977	0.2515	0.2514
Average	0.1854	0.2422	0.2449
Low	0.1730	0.2344	0.2396
At period-end	0.1925	0.2486	0.2491

	Nine Months Ended December 31, 2020	Two Months Ended December 31, 2019	Seven Months Ended October 31, 2019
	Successor		Predecessor
One British pound sterling into U.S. dollars
High	1.37	1.33	1.32
Average	1.28	1.30	1.26
Low	1.21	1.28	1.21
At period-end	1.37	1.32	1.29
One euro into U.S. dollars
High	1.23	1.12	1.14
Average	1.15	1.11	1.12
Low	1.08	1.10	1.09
At period-end	1.22	1.12	1.12
One Australian dollar into U.S. dollars
High	0.77	0.70	0.72
Average	0.70	0.69	0.69
Low	0.60	0.68	0.67
At period-end	0.77	0.70	0.69
One Norwegian kroner into U.S. dollars
High	0.1171	0.1139	0.1179
Average	0.1068	0.1101	0.1135
Low	0.0928	0.1086	0.1083
At period-end	0.1168	0.1138	0.1089
One Nigerian naira into U.S. dollars
High	0.0026	0.0028	0.0028
Average	0.0026	0.0028	0.0028
Low	0.0025	0.0028	0.0027
At period-end	0.0025	0.0028	0.0028
One Brazilian real into U.S. dollars
High	0.2043	0.2515	0.2675
Average	0.1859	0.2422	0.2525
Low	0.1688	0.2344	0.2393
At period-end	0.1925	0.2486	0.2491
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

	Successor	Combined	Successor	Combined
	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2020	Nine Months Ended December 31, 2019
Foreign currency transaction gains	872	10,643	9,181	1,897
Foreign currency transaction losses from earnings from unconsolidated affiliates, net of losses	—	587	(5,042)	(1,123)
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
Material Weakness in Internal Control Over Financial Reporting
In connection with its evaluation of internal control over financial reporting for the fiscal years ended March 31, 2018 and 2019, management of Old Bristow identified the following material weaknesses which have not been remediated as of December 31, 2020.
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
Control Environment. In response to the material weakness described above, we have implemented certain organizational enhancements, including effecting a change in leadership over both the Treasury and Legal departments. In addition to a change in leadership, we have augmented our treasury and legal team’s abilities to manage non-financial debt covenants, through the engagement of an external software service provider, with additional knowledge, expertise, and skills in the area of non-financial debt covenant compliance monitoring programs. We have augmented our financial planning and analysis team with additional internal professionals with the appropriate level of knowledge, expertise and skills to enhance the level of precision at which our internal controls over financial reporting related to forecasting utilized in asset impairment assessments are performed. We have augmented our technical accounting team with additional internal professionals and the selective engagement of external professionals with the appropriate levels of knowledge, expertise and skills to assist in the evaluation of asset impairment assessments. We believe the enhancements we have made during the period will be sufficient to remediate this material weakness; however, to consider this material weakness remediated, we believe additional time is needed to demonstrate sustainability as it relates to the revised controls. We expect to remediate this material weakness by March 31, 2021.
Risk Assessment. In response to the material weakness described above, we have enhanced our risk assessment process to better identify, evaluate and monitor changes that could significantly impact our system of internal control. These enhancements include the establishment of a charter for, and the formation of, a formal Enterprise Risk Management Committee responsible for defining and continually evaluating our enterprise risk assessment objectives, overseeing the Company’s enterprise risk assessment process and ensuring the Company responds appropriately to identified risks through the selection and development of control activities responsive to the identified risks. The enhancements culminated in the presentation of our revised risk assessment output to the board of directors during the previous quarterly period. We believe the enhancements we have made during the period will be sufficient to remediate this material weakness; however, to consider this material weakness remediated, we believe additional time is needed to demonstrate sustainability as it relates to the revised controls. We expect to remediate this material weakness by March 31, 2021.
Debt Compliance. In response to the material weakness described above, we have implemented our remediation plan, that included the formal establishment of a debt and lease compliance program with the specific objective of creating a sustainable and executable compliance process that can be repeated on a recurring basis to ensure timely monitoring of compliance with covenants and provisions. We implemented this compliance program by executing the following:
•Developed of a more complete reporting process to ensure information gathered or created by our separate control processes throughout the business are reported to the appropriate level of management with the responsibility for reporting on debt and lease agreement compliance. We have implemented a third-party debt compliance software to assist with monitoring compliance with covenants and requirements of our financing and helicopter lease agreements throughout the organization. The software provides a reminder and required reporting task on a sufficiently recurring basis for subject matter experts within the business to report potential compliance issues for evaluation and resolution by our management.
•Implemented redesigned processes, where necessary, for compliance with collateral maintenance requirements under our debt and lease agreements, specifically, tracking the movement of collateral throughout our operations. We have implemented a manual engine tracking process supported by our maintenance, treasury and legal teams.
•Established procedures for reassessment of our debt and lease compliance program in response to changes in operations or agreements, to ensure timely actions are taken when risks change.
•Evaluated the revised processes and procedures to ensure a sufficient complement of resources with an appropriate level of knowledge, expertise and skills commensurate with our non-financial debt covenant compliance monitoring requirements. We have implemented certain organizational enhancements, including effecting a change in leadership over both the Treasury and Legal departments. In addition to a change in leadership, we have augmented our treasury and legal teams abilities to manage non-financial debt covenants, through the engagement of an external software service provider, with additional knowledge, expertise, and skills in the area of non-financial debt covenant compliance monitoring programs.
We believe the enhancements we have made during the period will be sufficient to remediate this material weakness; however, to consider this material weakness remediated, we believe additional time is needed to demonstrate sustainability as it relates to the revised controls. We expect to remediate this material weakness by March 31, 2021.
Journal Entries. In response to the material weakness described above, we have developed enhanced procedures which have been implemented at Airnorth to ensure that manual journal entries recorded in our financial records are properly reviewed and approved preventing the potential for management override of controls. We believe the enhancements we have made during the period will be sufficient to remediate this material weakness; however, to consider this material weakness remediated, we believe additional time is needed to demonstrate sustainability as it relates to the revised controls. We expect to remediate this material weakness by March 31, 2021.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Other than the changes resulting from the remediation of the material weaknesses described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 (Successor), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes during the three months ended December 31, 2020 in the “Risk Factors” in our Joint Proxy Statement/Prospectus and Era’s Annual Report on Form 10-K for the year ended December 31, 2019, which is incorporated by reference into the Joint Proxy Statement/Prospectus.
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
In an effort to contain and mitigate the spread of COVID-19, many countries, including those in which we have significant operations such as the United Kingdom and the United States, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. As of December 31, 2020, efforts to contain COVID-19 have not succeeded in many regions, and the global pandemic remains ongoing. In addition, while certain precautionary restrictions were relaxed during the summer months, increases in infection rates have caused restrictions to be re-implemented which, in some cases, have been more restrictive than past procedures.
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
In addition to the effect on demand for our services discussed above, the pandemic may affect the health of our workforce, and international, national and local government interventions enacted to reduce the spread of COVID-19 may render our employees unable to work or travel. Although many of our employees are deemed “essential” in the regions in which they operate and therefore may continue performing their jobs notwithstanding guidance or orders of general applicability issued by governments requiring businesses to close, persons to shelter in place, borders to close and other similar actions, there can be no assurance that our personnel (or those of our key customers) will not be impacted by COVID-19. As a result, we may see our workforce productivity reduced or incur increased medical costs / insurance premiums as a result of these health risks, which could also significantly disrupt our operations and decrease our ability to provide helicopter services and equipment to our customers. For instance, if an outbreak occurs among our pilots, technicians or other employees who must be present at operating bases, it is highly unlikely that we will be able to find replacements while the affected employees are out. The duration and severity of the business disruption and related financial impact from the COVID-19 pandemic cannot be reasonably estimated at this time. While we believe we currently have sufficient liquidity to operate our business, if the impact of the COVID-19 pandemic continues for an extended period of time or worsens, it could materially adversely affect the demand for our helicopter services and equipment or our ability to provides services, either of which could have a material adverse effect on our business, financial condition and liquidity.
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
We are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. In connection with its evaluation of internal control over financial reporting for the fiscal years ended March 31, 2018 and 2019, Old Bristow’s management identified the following material weaknesses, which have not been remediated as of December 31, 2020.
•In the fiscal year ended March 31, 2018, a material weakness was identified in the monitoring of compliance with non-financial covenants within certain secured financing and lease agreements.
•In the fiscal year ended March 31, 2019, a material weakness was identified regarding the maintenance of an effective control environment as Old Bristow had an insufficient complement of resources with an appropriate level of knowledge, expertise and skills commensurate with financial reporting requirements in certain areas. As a result, this insufficient complement of resources contributed to the following material weakness:
◦A material weakness within the risk assessment process, specifically, the process to identify the potential for management override of controls at locations not operating on the ERP system and the process to identify and assess changes that could significantly impact the system of internal control, specifically, changes within the capital structure which resulted in more onerous non-financial debt covenants.
◦This material weakness contributed to additional control deficiencies, effective internal controls were not maintained over (i) debt covenant compliance monitoring as described above, (ii) verification of the review of journal entries are performed by individuals separate from the preparer as described further below in certain locations, and (iii) the reassessment of accounting for certain elements of the accounting for investments in unconsolidated affiliates.
•In the fiscal year ended March 31, 2019, a material weakness was identified regarding the failure to design and maintain effective controls over the review, approval, and documentation of manual journal entries at Airnorth, which is not operating on the centralized ERP system.
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
We have significant indebtedness and debt service obligations. As of December 31, 2020, we had total debt of $616.4 million. The agreements governing such indebtedness impose certain limits on our flexibility to operate our business. In particular, the instruments governing our debt contain various covenants that limit our ability to, among other things:
•make investments;
•incur or guarantee additional indebtedness;
•incur liens or pledge the assets of certain of our subsidiaries;
•pay dividends or make investments;
•maintain a maximum senior secured leverage ratio;
•enter into transactions with affiliates; and
•enter into certain sales of all or substantially all of our assets, mergers and consolidations.
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
Brexit could adversely affect Bristow.
In Europe, political uncertainty has created financial, legal and economic uncertainty, most recently as a result of Brexit. The United Kingdom formally exited the European Union on January 31, 2020. On December 24, 2020 the U.K. and E.U. agreed to a trade deal (the “Trade and Cooperation Agreement”) which was ratified by the U.K. on December 30, 2020. The Trade and Cooperation Agreement is subject to formal approval by the European Parliament and the Council of the European Union before it comes into effect and has been applied provisionally since January 1, 2021. The Trade and Cooperation Agreement allows the U.K and E.U. to continue trading without tariffs or quotas, however, the movement of goods between the U.K. and the remaining member states of the E.U. may be subject to additional inspections and documentation checks. In addition, there are still a number of areas of uncertainty in connection with the future of the U.K. and its relationship with the E.U. and the application and interpretation of the Trade and Cooperation Agreement, and Brexit-related matters may take several years to be clarified and resolved. In particular, the Trade and Cooperation Agreement only covers the trade of goods and, therefore, uncertainly remains over the UK’s long-term trading of services relationship with the EU. At this time, we cannot predict the potential impact of Brexit on our business. However, the economic consequences of Brexit, including the possible repeal of open-skies agreements, could have a material adverse effect on Bristow’s business.
Further, many of the structural issues facing the E.U. following the global financial crisis of 2008, and problems could resurface that could affect market conditions, and, possibly, Bristow’s business, financial results and liquidity, particularly if they lead to the exit of one or more countries from the European Monetary Union (the “EMU”) or the exit of additional countries from the E.U. If one or more countries exited the EMU, there would be significant uncertainty with respect to outstanding obligations of counterparties and debtors in any exiting country, whether sovereign or otherwise, and it would likely lead to complex and lengthy disputes and litigation. Additionally, it is possible that political events in Europe could lead to the complete dissolution of the EMU or E.U. The partial or full breakup of the EMU or E.U. would be unprecedented and its impact highly uncertain, including with respect to Bristow’s business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the three months ended December 31, 2020:

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
October 1, 2020 - October 31, 2020	102,925	$23.49	102,925	$65,008,932
November 1, 2020 - November 30, 2020	116	$23.54	—	$65,008,932
December 1, 2020 - December 31, 2020	217	$26.32	—	$65,008,932
___________________________
(1) Includes 333 shares purchased in connection with the surrender of shares by employees to satisfy certain tax withholding obligations. These repurchases are not a part of our publicly announced plan and do not affect our Board-approved share repurchase program.
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
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit
10.1*	ABL Amendment on Issuing Bank Letters of Credit Adoption Agreement
31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.
31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant.
32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
†	Compensatory Plan or Arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ Jennifer D. Whalen
Jennifer D. Whalen Senior Vice President and Chief Financial Officer

By:	/s/ Chris Gillette
Chris Gillette Vice President and Chief Accounting Officer
DATE: February 2, 2021