Form 10-K
period 2021-03-31
Bristow Group Inc.
filed 2021-05-27
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-K
________________________________________
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	001-35701
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware		72-1455213
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

3151 Briarpark Drive, Suite 700
Houston,	Texas	77042
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s telephone number, including area code:
(713) 267-7600

None
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	VTOL	NYSE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☒ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑ No  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☑	☐	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
The aggregate market value of the voting stock of the registrant held by non-affiliates as of September 30, 2020 was $510,176,333. The total number of shares of common stock, par value $0.01 per share, outstanding as of May 21, 2021 was 29,692,703. The Registrant has no other class of common stock outstanding.

BRISTOW GROUP INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements about our future business, strategy, operations, capabilities and results: financial projections: plans and objectives of our management: expected actions by us and by third parties, including our customers, competitors, vendors and regulators: and other matters. Some of the forward-looking statements can be identified by the use of words such as “believes”, “belief”, “forecasts”, “expects”, “plans”, “anticipates”, “intends”, “projects”, “estimates”, “may”, “might”, “will”, “would”, “could”, “should” or other similar words; however, all statements in this Annual Report, other than statements of historical fact or historical financial results, are forward-looking statements.
Our forward-looking statements reflect our views and assumptions on the date we are filing this Annual Report regarding future events and operating performance. We believe that they are reasonable, but they involve significant known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. Accordingly, you should not put undue reliance on any forward-looking statements.
You should consider the following key factors when evaluating these forward-looking statements:
•The novel coronavirus pandemic (“COVID-19”) and related economic repercussions have resulted, and may continue to result, in a decrease in the price of and demand for oil, which has caused, and may continue to cause, a decrease in the demand for our services;
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
•the risk of future material weaknesses we may identify while we work to align policies, principles, and practices of the combined company following the Merger or any other failure by us to maintain effective internal controls;
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
The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. All forward-looking statements in this Annual Report are qualified by these cautionary statements and are only made as of the date of this Annual Report. The forward-looking statements in this Annual Report on Form 10-K should be evaluated together with the many uncertainties that affect our businesses, particularly those discussed in greater detail in Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
We disclaim any obligation or undertaking, other than as required by law, to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS
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
Unless the context indicates otherwise: (i) the terms “we,” “our,” “ours,” “us,” “Bristow Group,” “Bristow,” the “Company” and “Combined Company” refer to the entity currently known as Bristow Group Inc. and formerly known as Era Group Inc., together with its subsidiaries; (ii) “Old Bristow” refers to the entity formerly known as Bristow Group Inc. and now known as Bristow Holdings U.S. Inc., together with its subsidiaries; and (iii) “Era” refers to Era Group Inc. (currently known as Bristow Group Inc., the parent of the Combined Company) and its subsidiaries prior to consummation of the Merger. “Common Stock” refers to the common stock, par value $0.01 per share, of Bristow Group. The Company’s fiscal year ended on March 31, 2021 and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ended March 31, 2021 is referred to as “fiscal year 2021”. Bristow Group’s principal executive office is located at 3151 Briarpark Drive, Suite 700, Houston, Texas 77042, and its telephone number is (713) 267-7600. Bristow Group’s website address is www.bristowgroup.com. The reference to Bristow Group’s website is not intended to incorporate the information on the website into this Annual Report on Form 10-K.
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
In this Annual Report on Form 10-K, references to:
•“Predecessor” refer to Old Bristow on and prior to October 31, 2019; and
•“Successor” refer to the reorganized Old Bristow on and after November 1, 2019 until completion of the Merger and after completion of the Merger refer to the Combined Company.

General
Bristow Group Inc. is the leading global provider of vertical flight solutions. We primarily provide aviation services to a broad base of major integrated, national and independent energy companies. We also provide commercial search and rescue (“SAR”) services in multiple countries and public sector SAR services in the United Kingdom (“U.K.”) on behalf of the Maritime & Coastguard Agency (“MCA”). Additionally, we offer fixed wing transportation and other aviation related solutions. Our oil and gas customers charter our helicopters primarily to transport personnel to, from and between onshore bases and offshore production platforms, drilling rigs and other installations.
Our core business of providing aviation services to leading global energy companies and public and private sector SAR services provides us with geographic and customer diversity which helps mitigate risks associated with a single market or customer. We currently have customers in Australia, Brazil, Canada, Chile, Colombia, Guyana, India, Mexico, Nigeria, Norway, Spain, Suriname, Trinidad, the U.K and the United States (“U.S.”).
In certain countries that limit foreign ownership of aviation companies and where we believe it is beneficial to access the local market for aviation support, we conduct our operations through subsidiaries, strategic alliances with foreign partners or through joint ventures with local shareholders. These arrangements, that combine a local ownership interest with Bristow’s experience in providing aviation services to the offshore energy industry, have allowed us to expand operations while diversifying risk.
Markets, Segment and Seasonality
Global demand for helicopters in support of offshore oil and gas exploration, development and production is affected by the offshore exploration and production. The activity levels are affected by prevailing and anticipated oil and gas prices, price volatility all of which influence capital spending decisions by our customers. Historically, the prices for oil and gas and, consequently, the level of activity in the offshore oil and gas industry, have been volatile and subject to a variety of factors beyond our control, including but not limited to:
•customer assessments of offshore drilling prospects compared with land-based opportunities, including oil sands and shale formations;
•customer assessments of cost, geological opportunity and political stability in host countries;
•worldwide supply of and demand for oil and natural gas;
•the price and availability of alternative fuels;
•the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing;
•the level of production of non-OPEC countries;
•the relative exchange rates for the U.S. dollar; and
•various U.S. and international government policies regarding exploration and development of oil and gas reserves.
Aviation services, the single segment in which we conduct our business, is deployed out of four regions: Europe Caspian, Africa, Americas and Asia Pacific. The current principal markets for our aviation services to the offshore oil and gas exploration, development and production industry are in Brazil, Canada, Guyana, Nigeria, Norway, Suriname, Trinidad, the U.K and the U.S. Gulf of Mexico. In addition, we currently have customers in Australia, Chile, Colombia, India, Mexico and Spain.
For the fiscal year ended March 31, 2021, approximately 72% of our total revenues were derived from oil and gas services, including emergency response services, provided to customers primarily engaged in offshore oil and gas exploration, development and production activities and U.S. government agencies that oversee these activities. Accordingly, our results of operations are, to a large extent, tied to the level of offshore exploration, development and production activity by oil and gas companies. In the fiscal year ended March 31, 2021, approximately 20% of our total revenues were derived from U.K. SAR services, and approximately 8% were derived from fixed wing and other services.

Europe Caspian
We are one of the largest providers of aviation services in the North Sea, where there are harsh weather conditions and geographically concentrated offshore facilities. Our North Sea operations are subject to seasonality as drilling activity is lower during the winter months due to harsh weather and shorter days. Our oil and gas customers in this region are primarily international, independent and major integrated energy companies.
U.K. Markets. We provide offshore aviation services to a number of energy companies operating in the U.K. region of the North Sea. We also provide emergency response services through the U.K. SAR contract with the Department of Transport (“DfT”) servicing the public sector SAR needs for all of the U.K. on behalf of the MCA. We also own a controlling stake in the Humberside Airport in Kirmington, United Kingdom (the “Humberside Airport”) where we conduct certain of our SAR operations from a base location at the Humberside Airport.
Norway. We provide offshore aviation services to a number of energy companies operating in the Norwegian North Sea.
Americas
We are one of the largest providers of aviation services in North America with a strong presence in a number of Latin American countries. Our operations in the Americas are subject to seasonality where fewer hours of daylight in the fall and winter months may result in fewer flight hours.
U.S. Markets. We are one of the largest providers of aviation services in the U.S. Gulf of Mexico, which is a major offshore oil and gas exploration, development and production region and one of the largest oil and gas aviation markets in the world. Our client base in the U.S. Gulf of Mexico consists primarily of international, independent and major integrated energy companies and the U.S. government. In general, the months of December through February in the U.S. Gulf of Mexico have more days of adverse weather conditions than the other months of the year. Additionally, June through November is tropical storm season in the U.S. Gulf of Mexico. During a tropical storm, we are unable to operate in the area of the storm, however, flight activity may increase immediately before and after a storm due to the evacuation and return of offshore workers.
Brazil. Brazil has one of the largest deepwater offshore exploration, development and production areas in the world. We currently operate from a network of bases strategically located in Brazil providing aviation services to offshore platforms.
Guyana. With numerous ongoing offshore exploration and development operations, Guyana is becoming one of the largest deepwater offshore exploration sites in the region. We provide offshore aviation transportation services and SAR services.
Trinidad. For over a century, Trinidad has had considerable oil and gas exploration activity on land and in shallow waters. We provide offshore aviation transportation services and SAR services to our customers in the region.
Latin America, Other. In addition to our operations in Brazil and Guyana, we operate helicopters in Suriname, and we lease helicopters and provide technical support to air operators in Chile and Mexico. In Colombia, we own a 75% interest in Sicher Helicopters SAS (“Sicher”), a provider of helicopter services to Colombia’s oil and gas market.
Canada. We own a 25% voting interest and a 40% economic interest in Cougar Helicopters Inc. (“Cougar), a major aviation services provider in Canada. Cougar’s operations are primarily focused on serving the offshore oil and gas industry off Canada’s Atlantic coast and in the Arctic.
Africa
Nigeria. We are the largest provider of aviation services to the offshore energy industry in Nigeria where the market place for our services is predominantly concentrated in the oil rich shallow waters of the Niger Delta area and in support of deepwater exploration. We also provide fixed wing services in the Africa region offering end-to-end transportation services principally for oil and gas industry customers. Operations in Nigeria are subject to seasonality as the Harmattan, a dry and dusty trade wind, blows between the end of December and the middle of February. At times when the heavy amount of dust in the air severely limits visibility, our aircraft are unable to operate.
Egypt. We own a 25% interest in Petroleum Air Services (“PAS”), an Egyptian corporation that provides helicopter and fixed wing transportation to the offshore energy industry as well as spare fixed wing capacity chartered to tourism operators in Egypt.

Asia Pacific
Australia. We own a regional fixed wing operator through a consolidated affiliate, Capiteq Limited (“Airnorth”), based in Darwin, North Territory, Australia, focused on providing both charter and scheduled services targeting the energy and mining industries in Northern and Western Australia as well as international services to Dili, Timor-Leste.
India. We lease helicopters and provide technical support to an operator serving the offshore oil and gas industry.
Equipment and Services
We own and operate three classes of helicopters:
•Heavy helicopters, which have twin engines and a typical passenger capacity of 16 to 19, are primarily used in support of the deepwater offshore energy industry, frequently in harsh environments or in areas with long distances from shore, such as those in the U.S. Gulf of Mexico, Brazil and the North Sea. Heavy helicopters are also used to support SAR operations.
•Medium helicopters, which have twin engines and a typical passenger capacity of 12, are primarily used to support the offshore energy industry, SAR operations, utility services and corporate uses.
•Light helicopters, which may have single or twin engines and a typical passenger capacity of four to seven, are used to support a wide range of activities, including the offshore energy industry, utility services and corporate uses.
As of March 31, 2021, our total fleet consisted of 247 aircraft, of which 234 were helicopters. Our helicopters consist of 93 heavy helicopters, 93 medium helicopters, 18 light twin engine helicopters and 30 light single engine helicopters. Our fleet also includes 11 fixed wing aircraft and two unmanned aerial vehicles (“UAV”).

The following table identifies the types of aircraft that comprise our fleet and the number of those aircraft in our fleet as of March 31, 2021.

	Number of Aircraft
Type	Owned Aircraft	Leased Aircraft	Aircraft Held For Sale	Consolidated Aircraft	Maximum Passenger Capacity	Average Age (years)(1)
Heavy Helicopters:
S-92	35	28	—	63	19	12
S-92 U.K. SAR	3	7	—	10	19	7
H225	—	—	2	2	19	10
AW189	6	1	—	7	16	6
AW189 U.K. SAR	11	—	—	11	16	5
	55	36	2	93
Medium Helicopters:
AW139	52	7	—	59	12	10
S-76 C+/C++	21	—	—	21	12	13
S-76D	8	—	2	10	12	7
B212	3	—	—	3	12	39
	84	7	2	93
Light—Twin Engine Helicopters:
AW109	6	—	—	6	7	15
EC135	10	—	—	10	6	12
BO 105	2	—	—	2	4	35
	18	—	—	18
Light—Single Engine Helicopters:
AS350	17	—	—	17	4	23
AW119	13	—	—	13	7	14
	30	—	—	30

Total Helicopters	187	43	4	234		12
Fixed wing	7	4	—	11
UAV	—	2	—	2
Total Fleet	194	49	4	247
______________________
(1)Reflects the average age of helicopters that are owned.

The chart below presents the number of aircraft in our fleet and their distribution among the regions in which we operate, the number of helicopters we had on order and the percentage of operating revenues each of our regions provided as of March 31, 2021.

	Percentage of Fiscal Year 2021 Operating Revenues	Helicopters				UAV	Fixed Wing
		Heavy	Medium	Light Twin	Light Single			Total (2)
Europe Caspian	55%	63	12	—	4	2	—	81
Americas	29%	23	59	18	26	—	—	126
Africa	9%	7	20	—	—	—	2	29
Asia Pacific	7%	—	2	—	—	—	9	11
Total	100%	93	93	18	30	2	11	247
Aircraft not currently in fleet:
On order		3	—	5	—	—	—	8
_____________
(2)Includes 49 leased aircraft as follows:

	Leased Aircraft in Consolidated Fleet
	Helicopters				UAV	Fixed Wing
	Heavy	Medium	Light Twin	Light Single			Total
Europe Caspian	28	1	—	—	2	—	31
Americas	5	3	—	—	—	—	8
Africa	3	1	—	—	—	1	5
Asia Pacific	—	2	—	—	—	3	5
Total	36	7	—	—	2	4	49

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
Heavy and medium helicopters fly longer distances at higher speeds and can carry heavier payloads than light helicopters and are usually equipped with sophisticated avionics permitting them to operate in more demanding weather conditions and difficult climates. Heavy and medium helicopters are most commonly used for crew changes on large offshore production facilities and drilling rigs servicing the oil and gas industry and for SAR operations. See “Item 2. Properties” in this Annual Report for discussion on our bases and operating facilities.
Aviation Operating Certificates
Globally, we provide and operate aircraft under contracts using an Air Operator’s Certificate (“AOC”), typically issued by the relevant country’s applicable regulatory agency. In certain markets, local regulation may require us to partner with another operator, through an alliance or joint venture, who maintains an AOC compliant with the local regulatory requirements. For operating contracts, we are required to provide a complete support package including flight crews, helicopter maintenance and management of flight operations. When we lease helicopters to other operators, our customers generally handle the operational support although in a few instances we do provide technical support, personnel and/or training.
As of March 31, 2021, we retained 13 AOC’s in 12 different countries to facilitate our operations.
Customers and Contractual Arrangements
Our principal customers in the markets in which we operate are international, independent and major integrated energy companies and government agencies. During the fiscal year ended March 31, 2021, our top ten customers accounted for approximately 63% of operating revenues, and the combined revenues from Dft, Equinor ASA and ConocoPhillips Co. accounted for 35% of our operating revenues.

We charter the majority of our helicopters primarily through master service agreements, subscription agreements, day-to-day charter arrangements, fixed-term noncancelable contracts and dry-leases. Master service agreements and subscription agreements typically require a fixed monthly fee plus incremental payments based on flight hours flown. These agreements have fixed terms ranging from one month to five years and generally may be canceled without penalty upon 30-365 days’ notice and may also include escalation provisions allowing annual rate increases. Customarily, these contracts do not commit our customers to acquire specific amounts of services or minimum flight hours and permit our customers to decrease the number of helicopters under contract with a corresponding decrease in the fixed monthly payments without penalty. Day-to-day charter arrangements require either a rate for each hour flown with a minimum number of hours to be charged or a daily fixed fee plus an hourly rate based on hours flown. The rate structure, as it applies to our contracts with oil and gas customers, typically contains terms that limit our exposure to changes in fuel costs.
Our fixed wing services are generally provided through scheduled charter service or regular public transport service. We also provide charter services to customers on an “ad hoc” basis, which usually entails a shorter notice period and shorter contract duration. Regular public transport service is provided through established daily or weekly flight schedules and is based upon individual ticket sales to customers.
Our leasing customers are typically other helicopter operators that operate our helicopters under their AOCs and retain the operating risk. Leases generally run from one to five years and may contain early cancellation provisions. Under these leases, we may provide only the equipment or provide additional services such as logistical and maintenance support, training services and flight and maintenance crews.
Competitive Conditions
The aviation services industry is highly competitive throughout the world. Customers tend to rely heavily on existing relationships and seek operators with established safety records and knowledge of the operating environment. In most instances, customers charter aircraft on the basis of competitive bidding, and typically an operator must have an acceptable safety record, demonstrated reliability and suitable equipment to bid for work. Upon bidders meeting these criteria, customers typically make their final choice based on operational experience, helicopter preference, aircraft availability, the quality and location of operating bases, customer service, professional reputation and price. Incumbent operators typically have a competitive advantage in the bidding process based on their relationship with the client, knowledge of the site characteristics and existing facilities to support the operations. In addition, while not the predominant practice, customers may also fulfill their needs by establishing their own flight departments or by facilitating the entry of a new operator in the regions where we operate.
Globally, our primary competitors are Babcock Mission Critical Services Offshore, CHC Group LLC, NHV Group and PHI, Inc. (“PHI”). We may also face competition from a number of smaller operators which vary by region.
Human Capital Management
With over seven decades of operations, we are one of the largest and longest-serving helicopter operators in the world, with a reputation for operational excellence. Our employees are some of the most highly regarded experts in vertical flight solutions. We prepare our employees for success through training, competitive benefits packages, and career development. We believe the best way to attract and retain top talent is to invest in our people through creating safe work environments, employee training and multi-level engagement to support their success. We seek qualified candidates who are aligned with our commitment to safety and other core values of integrity, passion, teamwork and progress. Our areas of focus for human capital management are:
Health and Safety — Safety is our number one core value and highest operational priority. Our pilots, maintenance technicians and support personnel are committed to our mission to provide safe, efficient and reliable aviation services. We initiated our industry-leading safety program, Target Zero, and are one of three founding members of HeliOffshore, an organization dedicated to collaboration across the offshore helicopter industry to improve safety around the world.
During fiscal year 2021, we achieved our target of zero air accidents. Additionally, we believe in keeping everyone safe and well, which includes doing our part to safeguard our physical and mental well-being. We currently have global resources in place to support mental health including an employee well-being portal that provides information and support channels for navigating stress and access to counseling and mental health professionals for all our employees around the world. In response to the COVID-19 pandemic, we have taken a number of steps to help protect the health and well-being of our workforce and communities, including the implementation of flexible work schedules, incremental paid time off for employees experiencing symptoms and augmenting safety operational procedures to prevent workplace and passenger exposure.
Training and Development — We are committed to elevating our employees. All of our employees are required to take periodic trainings that promote the commitment to our core values. Our pilots and mechanics are required to take the latest trainings to ensure they are equipped to operate our aircraft with the best knowledge and experience. Our licensed professionals are afforded the opportunity for continuing education in their fields of expertise.
Compensation and Benefits — We offer competitive market-based compensation and benefits for the markets in which we operate. Competitive programs are critical to the well-being of our employees and their families, as well as secure the retention and business continuity. Global benefit offerings include major medical, life, retirement/pension, employee well-being support akin to employee assistance programs in addition to local offerings that vary by country market.
Bristow Uplift — We are committed to ensuring responsible operations in the communities in which we live and work. Through Bristow Uplift, we align business practices with social investments to make a positive impact and build strong community relationships that will make a positive difference in these communities. Bristow Uplift makes a positive difference, builds strong community relationships, and creates long-term value for our business. We have organized Bristow Uplift into five pillars supporting: Education, the Underserved, Health and Wellness, Diversity, and Sustainability. Bristow also matches employee donations to philanthropic organizations around the world. Through these efforts, we support building strong community relationships through the causes that are most important to our employees, ultimately creating long-term value for our business.
As of March 31, 2021, we employed 3,167 individuals, including 833 pilots and 824 mechanics. We consider our relations with our employees to be good.
As of March 31, 2021, approximately 55% our employees were covered by union or other collective bargaining agreements. Negotiations over annual salary or other labor matters could result in higher personnel or other costs or increased operational restrictions or disruptions. Furthermore, a failure to reach an agreement on certain key issues could result in strikes, lockouts or other work stoppages.

The following table sets forth our main employee groups and status of the collective bargaining agreements:

Employee Group	Representatives	Status of Agreement	Approximate Number of Employees Covered by Agreement
U.K. Pilots U.K. Technical Crew	British Airline Pilots Association	Pilot agreement expired in March 2020. Technical crew agreement expired in April 2019.	341
U.K. Engineers and Staff	Unite	Agreement expired in March 2020.	526
Bristow Norway Pilots	Bristow Norway Flygerforening	Agreement expired in March 2020.	181
Bristow Norway Engineers	Bristow Norge Teknisk Forening	Agreement expires in September 2021.	142
Norway Administration, Rescumen and Traffic Operations	Bristow Norway Ledeme, Bristow Norway Redningsmenn and Bristow Norway Operations Parat	Agreements expire in September 2019, March 2021 and March 2020.	106
Nigeria Junior and Senior Staff	National Union of Air Transport Employees; Air Transport Services Senior Staff Association of Nigeria	Agreement expired in March 2021.	19
Nigeria Pilots and Engineers	Nigerian Association of Airline Pilots and Engineers	Agreement expired in July 2020.	80
Brazil Pilots	National Aeronaut Union (SNA)	Agreement expired in November 2018.	47
Brazil Engineers and Employees in Rio de Janeiro (administrative and management)	Employee’s Union of the Air Service of Rio de Janeiro (SIMARJ)	Agreement expires in November 2021.	56
Brazil Employees Air Service in Cabo Frio Airport (admin, general maintenance, ground support, management)	National Union of Air Service Employees (SNAV)	Agreement expires in November 2021.	62
Australia BHA Pilots and Australia Engineers	Australian Federation of Air Pilots, Australian Licensed Aircraft Engineers Association (“ALAEA”), Australian Manufacturing Union (“AMWU”) and Australian Workers Union	Agreement for BHA pilots expired in March 2020. Agreement for Australia engineers expired in October 2019. Australian Workers Union expired December 2018.	15
Trinidad Fitters and Handlers	Oilfield Workers’ Trade Union (OWTU)	Agreement expires in May 2022.	32
Airnorth Pilots	Australian Federation of Air Pilots	Agreement expired in June 2008. Currently being rolled over on an annual basis and in negotiations.	52
Airnorth Engineers	Australian Licensed Aircraft Engineers Association (ALAEA)	Agreement expired in June 2016. Currently being rolled over on an annual basis and in negotiations.	29

Government Regulation
Regulatory Matters. Globally our operations are subject to significant regulations where we operate our equipment or where the equipment is registered or operated and international treaties and conventions. Our results of operations and financial condition are dependent upon our ability to maintain compliance with all such applicable laws, regulations, treaties and conventions.
United Kingdom
Our operations in the U.K. are subject to the Civil Aviation Act 1982 and other similar English statutes and regulations. We carry persons and property in our aircraft pursuant to an operating license and route license issued by the Civil Aviation Authority (the “CAA”). The holder of an operating license must meet the criteria of Regulation (EC) 1008/2008, as amended and incorporated into U.K. law by the Operation of Air Services (Amendment etc.) (EU Exit) Regulations. These criteria include, inter alia, an air carrier’s financial fitness, the adequacy of its insurance, and the fitness of the persons who will manage the air carrier. To operate under our route license, the company through which we conduct operations in the U.K., Bristow Helicopters, must be majority owned and controlled by U.K. nationals.
The CAA regulates our U.K. flight operations and exercises jurisdiction over personnel, aircraft, ground facilities and certain technical aspects of those operations. The CAA often imposes improved safety standards. Under the Licensing of Air Carriers Regulations 1992, it is unlawful to operate any aircraft for hire within the U.K. unless such aircraft are approved by the CAA. Changes in U.K. statutes or regulations, administrative requirements or their interpretation may have a material adverse effect on our business or financial condition or on our ability to continue operations in the U.K.
We are subject to the U.K. Bribery Act, which creates criminal offenses for bribery and failing to prevent bribery. We are also subject to new U.K. corporate criminal offenses for failure to prevent the facilitation of tax evasion pursuant to the Criminal Finances Act 2017, which imposes criminal liability on a company where it has failed to prevent the criminal facilitation of tax evasion by a person associated with us.
We are obligated to comply with U.K. and Export Controls and Economic Sanctions. U.K. and regulations that may restrict the export of designated items to certain persons or destinations. A variety of penalties, both criminal and civil, may be imposed for breaches of these regulations.
Norway
Our operations in the Norway are subject to E.U. statutes and regulations as Norway is a member of the European Economic Area (EEA) and signatory to the European Common Aviation Area Agreement (ECAA). We carry persons and property in our aircraft pursuant to an operating license issued by the Norwegian Civil Aviation Authority. The holder of an operating license must meet the ownership and control requirements criteria of Regulation (EC) 1008/2008, as amended and incorporated into Norwegian law. The company through which we conduct operations in Norway must be majority owned and controlled by E.U. nationals.
United States
As a certified air carrier, our U.S. operations are subject to regulations under the Federal Aviation Act, regulations of the Department of Transportation (“DOT”) and other laws. We carry persons and property in our helicopters under an air taxi Certificate granted by the FAA. The FAA regulates our U.S. flight operations and, in this respect, exercises jurisdiction over personnel, aircraft, ground facilities and certain technical aspects of our operations. The DOT can review our economic fitness to continue our operations at any time and if a substantial change occurs to our management, ownership or capital structure, among other things. The National Transportation Safety Board is authorized to investigate any aircraft accidents and to recommend improved safety standards. Our U.S. operations are also subject to the Federal Communications Act of 1934 because we use radio facilities in our operations.
Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the FAA and the FAA has issued an operating certificate to the operator. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. An operating certificate may be granted only to a citizen of the U.S. For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. if no less than 75% of its voting interests are owned or controlled by U.S. citizens, its president is a U.S. citizen, two-thirds or more of the directors are U.S. citizens and it is under the actual control of U.S. citizens. If persons other than U.S. citizens should come to own or control more than 25% of our voting interest or if any of the other requirements are not met, we have been advised that our aircraft could be subject to deregistration under the Federal Aviation Act, and we might lose our ability to operate within the U.S. Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct certain operations within our Americas region operations. Therefore, our organizational documents provide for the automatic reduction of voting rights of shares of our outstanding voting capital stock owned or controlled by non-U.S. citizens, to the extent necessary to comply with these requirements. As of March 31, 2021 (Successor), we believe that non-U.S. citizens owned less than 25% of our outstanding common stock. Although there is limited trading our common stock, our foreign ownership may nevertheless fluctuate on each trading day, which may result in the reduction of voting rights of shares held by non-U.S. citizens in excess of the 25% threshold pursuant to our organizational documents.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), which generally prohibits us and our intermediaries from making payments to foreign officials for the purpose of obtaining or keeping business or receiving preferential treatment.
We are subject to regulations imposed by the U.S. Treasury Department’s Office of Foreign Assets Control and other U.S. laws and regulations that prohibit dealings with sanctioned countries and certain other third parties.
We are subject to the ITAR that controls the export and import of defense-related articles, services and technical data. ITAR dictates that information and material pertaining to defense and military related technologies may only be shared with U.S. persons or organizations unless authorization from the U.S. State Department is received or a special exemption is used. We are also subject to the Export Administration Regulations (the “EAR”) that control the export of commercial and “dual use” goods. Persons or organizations subject to U.S. jurisdiction may incur heavy fines if they violate ITAR or the EAR.
Brazil
In Brazil, an operator must be licensed by the National Agency for Civil Aviation. Recent changes in Brazilian law eliminated the requirement that an operator be “controlled” by nationals of Brazil. Accordingly, we acquired the interests of our former partner and now own 100% of our operating entity in Brazil, Bristow Brazil (formerly Aeróleo). Any change in the licensing requirements could affect the licenses of Bristow Brazil. Our ability to conduct our helicopter operating business in Brazil is dependent on our ability to maintain Bristow Brazil’s licenses and AOC.
Nigeria
We are subject to state and local laws and regulations governing our services. Our operations in Nigeria are also subject to the Nigerian Content Development Act, which requires that oil and gas contracts be awarded to a company that is seen or perceived to have more “local content” than a “Foreign” competitor. Additionally, the Nigerian Content Development Act allows the monitoring board to penalize companies that do not meet these local content requirements up to 5% of the value of the contract.
Other
We are subject to state and local laws and regulations including, but not limited to, significant state regulations for our emergency response services. In addition, our operations in other markets are subject to local governmental regulations that may limit foreign ownership of aviation companies. Because of these local regulations, we conduct some of our operations through entities in which citizens of such countries own a majority interest and we hold a noncontrolling interest, or under contracts which provide that we operate assets for the local companies and conduct their flight operations. Changes in local laws, regulations or administrative requirements or their interpretation may have a material adverse effect on our business or financial condition or on our ability to continue operations in these areas.

Environmental
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
These laws include the federal Water Pollution Control Act, also known as the Clean Water Act, which imposes restrictions on the discharge of pollutants to the navigable waters of the U.S. In addition, because our operations generate and, in some cases, involve the transportation of hazardous wastes, we are subject to the federal Resource Conservation and Recovery Act, which regulates the use, generation, transportation, treatment, storage and disposal of certain hazardous and non-hazardous wastes. Under the Comprehensive Environmental Response, Compensation and Liability Act, referred to as CERCLA or the Superfund law, and certain comparable state laws, strict, joint and several liability can be imposed without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the current and former owner and operator of a contaminated site where a hazardous substance release occurred and any company that transported, disposed of or arranged for the transport or disposal of hazardous substances, even from inactive operations or closed facilities that have been released into the environment. In addition, neighboring landowners or other third parties may file claims for personal injury, property damage and recovery of response cost. We own, lease, or operate properties and facilities that, in some cases, have been used for industrial activities for many years. Hazardous substances, wastes, or hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations where such substances have been taken for disposal. In addition, some of these properties have been operated by third parties or by previous owners whose treatment, storage and disposal or release of such substances was not under our control. These properties and the substances and wastes disposed or released on them may be subject to CERCLA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial activities to prevent future contamination.
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

Safety, Industry Hazards and Insurance
The safety of our passengers and the maintenance of a safe working environment for our employees is our number one core value and highest operational priority. We have a strong safety culture committed to zero accidents and zero harm to people. Itis owned by each employee and led by our President and Chief Executive Officer, who is responsible for setting the tone at the top. This culture is exemplified by our status as a founding member of HeliOffshore.
Our safety, legal, and compliance departments oversee our adherence with government regulations, customer safety requirements and safety standards within our organization, the standardization of our base operating procedures and the proper training of our employees. A key to maintaining our strong safety record is having highly qualified, experienced, and well-trained employees. We conduct extensive training and develop, implement, monitor, and continuously improve our safety management system to proactively manage risk and support the physical safety and mental wellness of our employees.
Aviation services are potentially hazardous and may result in incidents or accidents. Challenges to safe operations include unanticipated adverse weather conditions, fires, human factors, and mechanical failures that may result in death or injury to personnel, damage to equipment, and other environmental or property damage.
We have implemented supporting safety programs that include, among many other features, (i) transition and recurrent training using full-motion flight simulators and other flight training devices, (ii) a FAA approved flight data monitoring program (“FDM”) and (iii) health and usage monitoring systems (“HUMS”), which automatically monitor and report on vibrations and other anomalies on key components of certain helicopters in our fleet.
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
Risks Related to the COVID-19 Pandemic
•the COVID-19 pandemic and related economic repercussions, including a decrease in the price of and demand for oil.
Risks Related to Our Business
•failure to realize the anticipated benefits and cost savings of the Merger;
•inadequate or unfavorable sources of capital funding;
•potential significant corporate transactions may not achieve their intended results, may adversely affect our financial condition and our results of operations or result in unforeseeable risks to our business;
•inherent risks related to our operations, some of which may not be covered by our insurance;
•failure to maintain standards of acceptable safety performance;
•unsuccessful diversification efforts into other aviation services;
•a concentration of certain helicopter models in our fleet could materially adversely affect our business, financial condition and results of operations should any problems specific to these particular models occur;
•the market value of our helicopter fleet is dependent on a number of external factors;
•the level of activity in the North Sea and the U.S. Gulf of Mexico;
•failure to dispose of aircraft through sales into the aftermarket;
•dependence on a small number of helicopter manufacturers and lessors;
•a shortfall in availability of aircraft components and parts required for maintenance and repairs of our helicopter and fixed wing aircraft and supplier cost increases;
•ability to grow in core markets and expand into new business lines and international markets; and
•our operations are subject to weather-related and seasonal fluctuations.
Risks Related to Our Customers and Contracts
•a focus by our customers on cost-saving measures rather than quality of service;
•our industry is highly competitive and cyclical, with intense price competition;
•we depend on a small number of customers for a significant portion of our revenue;
•our contracts often can be terminated or downsized by our customers without penalty;
•our U.K. SAR contract can be terminated and is subject to certain other rights of the DfT;
•reductions in spending on aviation services by governmental agencies could lead to modifications of contract terms or delays in receiving payments;
•our fixed operating expenses and long-term contracts with customers could adversely affect our business under certain circumstances; and
•consolidation of and asset sales by, our customer base could materially adversely affect demand for our services and reduce our revenues.
Risks Related to the Oil and Gas Industry
•the demand for our services is substantially dependent on the level of offshore oil and gas exploration, development and production activity;
•unconventional crude oil and natural gas sources and improved economics of producing natural gas and oil from such sources have exerted and could continue to exert downward pricing pressures; and
•any significant development impacting deepwater drilling in the U.S. Gulf of Mexico.
Risks Related to Legal, Tax and Regulatory Matters
•we operate in many international areas through entities that we do not control and are subject to government regulation that limits foreign ownership of aircraft companies in favor of domestic ownership;

•environmental regulations and liabilities;
•U.S. and foreign social, political, regulatory and economic conditions as well as changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. government;
•legal compliance risks, including anti-corruption statutes;
•actions taken by governmental agencies, such as the Department of Commerce, the Department of Transportation and the FAA, and similar agencies in the other jurisdictions in which we operate; and
•changes in effective tax rates, taxation of our foreign subsidiaries or adverse outcomes resulting from examination of our tax returns;
Risks Related to Our Common Stock and Corporate Structure
•our stock price may fluctuate significantly;
•securities analyst coverage or lack of coverage may have a negative impact on our stock price;
•provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law may discourage, delay or prevent a change of control of the Company or changes in our management;
•regulations limit foreign ownership of the Company, which could reduce the price of our common stock and cause owners of our common stock who are not U.S. persons to lose their voting rights; and
•our certificate of incorporation includes a forum selection clause, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
General Risks
•failure to attract and retain qualified personnel;
•adverse results of legal proceedings;
•service interruptions, data corruption, cyberattacks or network security breaches;
•material weaknesses in or failure to maintain an effective system of internal controls;
•failure to develop or implement new technologies; and
•increasing attention to environmental, social and governance matters.
Risks Related to the COVID-19 Pandemic
The COVID-19 pandemic and related economic repercussions have resulted, and may continue to result, in a decrease in the price of and demand for oil, which has caused, and may continue to cause, a decrease in the demand for our services.
The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty and turmoil in businesses globally, particularly in the oil and gas industry. These events have directly affected our business and have exacerbated the potential negative impact from many of the risks described in this Annual Report on Form 10-K, including those relating to our customers’ capital spending and trends in oil and natural gas prices. In addition, our ability to move aircraft has been impacted by the quarantine requirements in the jurisdictions in which we operate.
In an effort to contain and mitigate the spread of COVID-19, many countries, including those in which we have significant operations such as the U.K. and the U.S., imposed unprecedented restrictions on travel and business leading to a substantial reduction in global economic activity. While lower infection rates coupled with the availability of vaccines for COVID-19 has caused some economic activity to recover, the return to a normal business and economic environment, as well as the capital spending decisions of oil and gas producers, will ultimately depend on infections rates and the pace of deployment of the vaccine.
In the midst of the ongoing COVID-19 pandemic, in the first quarter of 2020, the Organization of Petroleum Exporting Countries and other oil producing countries (“OPEC+”) were initially unable to reach an agreement to continue to impose limits on the production of crude oil. Oil demand significantly deteriorated as a result of the preventative measures taken around the world to mitigate the spread of the virus. The convergence of these events created the unprecedented dual impact of a global oil demand decline.. Although OPEC+ agreed in April 2020 to cut oil production and extended production cuts through March 2021, there is no assurance that the agreement will continue or be observed by its parties. Although oil and gas prices have recovered from their April 2020 lows, if OPEC+ is unable to agree on production limits in the future it could cause prices to decrease to pre-pandemic prices.

In addition to the effect on demand for our services discussed above, the pandemic affected the health of our workforce. International, national and local government interventions enacted to reduce the spread of COVID-19 limited our employees’ ability to work and travel in certain circumstances. As a result, we may continue to see our workforce productivity reduced or incur increased medical costs or insurance premiums as a result of these health risks, which could also significantly disrupt our ability to provide helicopter services and equipment to our customers. For instance, if an outbreak occurs among our pilots, technicians or other employees who must be present at operating bases, it is highly unlikely that we will be able to find replacements while the affected employees are quarantined. We are strongly encouraging our workforce to obtain a vaccine to the extent available in their respective jurisdiction.
The duration and severity of the business disruption and related financial impact from the COVID-19 pandemic cannot be reasonably estimated at this time. While we believe we currently have sufficient liquidity to operate our business even if the impact of the COVID-19 pandemic continues for an extended period of time or worsens, we cannot provide assurance that any such event related to the pandemic would not have a material adverse effect on our business, financial condition and liquidity.
Risks Related to Our Business
We may fail to realize the anticipated benefits and cost savings of the Merger.
The success of the June 2020 Merger, including operational benefits and cost savings, will depend, in part, on our ability to integrate the businesses of the merged companies in a manner that does not materially result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees. The success of our integration may be more difficult than expected because of the COVID-19 pandemic and its effect on our operations, including the fact that many of our key employees are working remotely. Other difficulties that may arise include: integrating the companies’ operations and corporate functions; integrating and unifying the product offerings and services available to customers; combining operating practices, employee development, internal controls and other policies, procedures and processes; possible differences in business backgrounds, corporate cultures and management philosophies; consolidating the companies’ administrative and information technology systems; integrating accounting, finance, payroll, reporting and regulatory compliance systems; and managing a significantly larger company than before the Merger.
We incurred material one-time costs to achieve Merger-related synergies and may fail to realize such estimated synergies. While we believe these synergies are achievable, our ability to achieve such estimated synergies in the amounts and time frame expected is subject to various assumptions based on expectations that are subject to a number of risks, which may or may not be realized, the incurrence of other costs in our operations that may offset all or a portion of such synergies and other factors outside our control. In addition, if we fail to achieve the anticipated cost benefits in a timely manner, we may be unable to realize all the anticipated synergies. Failure to achieve the expected synergies could significantly reduce the expected benefits associated with the Merger and adversely affect our business, financial condition and results of operations.
In order to support our business, we may require additional capital in the future that may not be available to us.
Our business is capital intensive, and to the extent we do not generate sufficient cash from operations, we will need to raise additional funds to, among other things, purchase new equipment and maintain currently owned equipment. Adequate sources of capital funding may not be available when needed, or may not be available on favorable terms. If we raise additional debt financing, we will incur additional interest expense and the terms of such debt may be at less favorable rates than existing debt and could require the pledge of additional assets as security or subject us to financial and/or operating covenants that affect our ability to conduct our business. The issuance of additional equity or equity-linked capital could have the effect of diluting current stockholders. If funding is insufficient at any time in the future, we may be unable to acquire additional aircraft, take advantage of business opportunities, fund operating losses or respond to competitive pressures, any of which could harm our business, financial condition and results of operations. See discussion of our capital commitments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments.”

We may undertake one or more significant corporate transactions that may not achieve their intended results, may adversely affect our financial condition and our results of operations or result in unforeseeable risks to our business.
We continuously evaluate the acquisition or disposition of operating businesses and assets and may in the future undertake one or more significant transactions, such as the Merger. Any such transaction could be material to our business and could take any number of forms, including mergers, joint ventures and the purchase of equity interests. The consideration for such acquisitive transactions may include, among other things, cash, common stock or equity interests in us or our subsidiaries, or a contribution of equipment to obtain equity interests, and in conjunction with a transaction we might incur additional indebtedness. We also routinely evaluate the benefits of disposing of certain of our assets.
These transactions may present significant risks such as insufficient revenue to offset liabilities assumed, potential loss of significant revenue and income streams, increased or unexpected expenses, inadequate return of capital, regulatory or compliance issues, the triggering of certain covenants in our debt agreements (including accelerated repayment) and unidentified issues not discovered in due diligence. In addition, such transactions could distract management from current operations. As a result of the risks inherent in such transactions, we cannot guarantee that any such transaction will ultimately result in the realization of its anticipated benefits or that it will not have a material adverse effect on our business, financial condition and results of operations. If we were to complete such an acquisition, disposition, investment or other strategic transaction, we may require additional debt or equity financing that could result in a significant increase in our amount of debt and our debt service obligations or the number of outstanding shares of our common stock, thereby diluting holders of our common stock outstanding prior to such acquisition.
Changes in the method of determining the London Interbank Offered Rate, or the replacement of the London Interbank Offered Rate with an alternative reference rate, may adversely affect interest rates.
It is expected that a number of private-sector banks currently reporting information used to set the London Interbank Offered Rate (“LIBOR”) will stop doing so after 2021 when their current reporting commitment ends, which could either cause LIBOR to stop publication immediately or cause LIBOR’s regulator to determine that its quality has degraded to the degree that it is no longer representative of its underlying market. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or whether different benchmark rates used to price indebtedness will develop. Borrowings under our current and future indebtedness may bear interest at rates tied to LIBOR. In the future, we may need to renegotiate our existing indebtedness or incur other indebtedness, and the phase-out of LIBOR may negatively impact the terms of such indebtedness. In addition, the overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market could have a material adverse effect on our financial position, results of operations, and liquidity.
Our operations involve a degree of inherent risk, some of which may not be covered by our insurance and may increase our operating costs or adversely affect our liquidity.
The operation of helicopters and fixed wing aircraft inherently involves a substantial degree of risk. Hazards such as harsh weather and marine conditions, mechanical failures, facility fires, spare parts damage, pandemic outbreaks, human error, crashes and collisions are inherent risks in our business and may result in personal injury, loss of life, damage to property and equipment, suspension or reduction of operations, reduced number of flight hours, the grounding of the aircraft involved in the incident or an entire fleet of the same aircraft type, or insufficient ground facilities or spare parts to support operations. In addition to any loss of property or life, our revenue, profitability and margins could be materially affected by an accident or asset damage.
We, or third parties operating our aircraft, may experience accidents or damage to our assets in the future. These risks could endanger the safety of both our own and our customers’ personnel, equipment, cargo and other property, as well as the environment. If any of these incidents were to occur with equipment or other assets that we need to operate or lease to third parties, we could experience loss of revenue, termination of charter contracts, higher insurance rates and damage to our reputation and client relationships. In addition, to the extent an accident occurs with aircraft we operate or to assets supporting operations, we could be held liable for resulting damages.
Certain models of aircraft that we operate, or have operated in the past, such as the Eurocopter H225, have also experienced accidents while operated by third parties. If other operators experience accidents with aircraft models that we operate or lease, obligating us to take such aircraft out of service until the cause of the accident is rectified, we could lose revenue and customers. In addition, safety issues experienced by a particular model of aircraft could result in customers refusing to use that particular aircraft model or a regulatory body grounding that particular aircraft model. The value of the aircraft model might also be permanently reduced in the market if the model were to be considered less desirable for future service and the inventory for such aircraft may be impaired, leading to impairment and similar changes.
We attempt to protect ourselves against financial losses and damage by carrying insurance, including hull and liability, general liability, workers’ compensation, employers’ liability, auto liability and property and casualty insurance. Our insurance coverage is subject to deductibles and maximum coverage amounts, and we do not carry insurance against all types of losses, including business interruption. We cannot assure you that our existing coverage will be sufficient to protect against all losses, that we will be able to maintain our existing coverage in the future or that the premiums will not increase substantially. We also carry insurance for war risk, expropriation and confiscation of the aircraft we use in certain of our international operations. Future terrorist activity, risks of war, accidents or other events could increase our insurance premiums. The loss of any insurance coverage, inadequate coverage from our liability insurance, the payment of significant deductibles or substantial increases in future premiums could have a material adverse effect on our business, financial condition and results of operations.
Failure to maintain standards of acceptable safety performance may have an adverse impact on our ability to attract and retain customers and could adversely impact our reputation, operations and financial performance.
Our customers consider safety and reliability as two of the primary attributes when selecting a provider of air transportation services. If we fail to maintain standards of safety and reliability that are satisfactory to our customers, our ability to retain current customers and attract new customers may be adversely affected.
Accidents or disasters could impact client or passenger confidence in a particular fleet type, we or the air transportation services industry as a whole and could lead to a reduction in client contracts, particularly if such accidents or disasters were due to a safety fault in a type of aircraft used in our fleet. In addition, the loss of aircraft as a result of accidents could cause significant adverse publicity and the interruption of air services to our customers, which could adversely impact our reputation, operations and financial results.
Our diversification efforts into other aviation services may prove unsuccessful.
Our business has traditionally been significantly dependent upon the level of offshore oil and gas exploration, development and production activity. Although we, through the Merger and organic growth initiatives, continue to diversify into other aviation services, including SAR services, and we believe that additional government services contracts, prospective offshore wind projects and advanced air mobility present attractive growth and diversification opportunities, the effect of the downturn in the oil and gas industry has nevertheless negatively impacted our financial results and could continue to negatively impact our financial results in future periods. While diversification into other aviation services is intended over the long term to grow the business and offset the cyclical nature of the underlying oil and gas business, we cannot be certain that benefits associated with those other lines of business will be realized at any point or that the costs of entry into such other lines of business, including non-economic costs such as management focus on such new lines of business instead of or in addition to our core business, won’t ultimately exceed the benefit derived from these businesses.
The concentration of certain helicopter models in our fleet could materially adversely affect our business, financial condition and results of operations should any problems specific to these particular models occur.
Certain helicopter models comprise a significant portion of our helicopter fleet. If the market demand for such models declines, if such models experience technical difficulties or if such models are involved in operational incidents, it could cause a diminution in value of the affected models or the inability to provide services with such model without significant expense or at all. In addition, the bankruptcy or shutdown of a helicopter operator or lessor with a large fleet of such helicopter models may result in an oversupply of such models being made available to the market, which could reduce the rates earned by, and/or the value of, such helicopter models. A significant decline in value of such models that is other than temporary could result in an impairment to the carrying value of our helicopter fleet. The occurrence of any of these events could materially adversely affect our business, financial condition or results of operations.

The market value of our helicopter fleet is dependent on a number of external factors.
The fair market value of each of our helicopters is dependent upon a variety of factors, including:
•general economic and market conditions and, in particular, those affecting the oil and gas industry, including the price of oil and gas and the level of oil and gas exploration, development and production;
•the number of comparable helicopters servicing the market;
•the types and sizes of comparable helicopters available for sale or lease;
•historical issues with helicopters of the same model;
•the specific age and attributes of the helicopter;
•demand for the helicopter in different industries; and
•changes in regulation or competition from other air transport companies and other modes of transportation.
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
Our operations in certain regions of the world are subject to additional risks.
Operations in certain regions are subject to various risks inherent in conducting business in international locations, including:
•political, social and economic instability, including risks of war, general strikes and civil disturbances;
•physical and economic retribution directed at U.S. and foreign companies and personnel;
•governmental actions that restrict payments or the movement of funds or result in the deprivation of contract rights;
•violations of our Code of Business Integrity;
•adverse tax consequences;
•fluctuations in currency exchange rates, hard currency shortages and controls on currency exchange that affect demand for our services and our profitability;
•potential noncompliance with a wide variety of laws and regulations, such as the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), and similar non-U.S. laws and regulations, including the U.K. Bribery Act 2010 (the “U.K. Bribery Act”) and Brazil’s Clean Companies Act (the “BCCA”);
•the taking of property without fair compensation; and
•the lack of well-developed legal systems in some countries that could make it difficult for us to enforce our contractual and other legal rights.
For example, there has been continuing political and social unrest in Nigeria, where we derived 9%, 14% and 15% of our gross revenue during the fiscal year ended March 31, 2021 (Successor), the five months ended March 31, 2020 (Successor) and the seven months ended October 31, 2019 (Predecessor), respectively. In addition, our operations in Nigeria are subject to the Nigerian Oil and Gas Industry Content Development Act, 2010 (the “Nigerian Content Development Act”), which requires that oil and gas contracts be awarded to a company that is seen or perceived to have more “local content” than a “foreign” competitor. Additionally, the Nigerian Content Development Act allows the monitoring board to penalize companies that do not meet these local content requirements up to 5% of the value of the contract. Future unrest or legislation in Nigeria or our other operating regions could adversely affect our business, financial condition and results of operations in those regions. We cannot predict whether any of these events will continue to occur in Nigeria or occur elsewhere in the future.

We are highly dependent upon the level of activity in the North Sea and the U.S. Gulf of Mexico, which are mature exploration and production regions.
For the fiscal year ended March 31, 2021 (Successor), the five months ended March 31, 2020 and seven months ended October 31, 2019, approximately 70%, 68% and 65%, respectively, of our gross revenue was derived from aviation services provided to oil and gas customers operating in the North Sea and the U.S. Gulf of Mexico. The North Sea and the U.S. Gulf of Mexico are mature exploration and production regions that have undergone substantial seismic survey, exploration and production activity for many years. Because a large number of oil and gas properties in these regions have already been drilled, additional prospects of sufficient size and quality that make economic sense, especially in light of the depressed pricing in the energy market since 2014, could be more difficult to identify. The ability of our customers to produce sufficient quantities to support the costs of exploration in different basins could impact the level of future activity in these regions. Generally, the production from these drilled oil and gas properties is declining. In the future, production may decline to the point that such properties are no longer economic to operate, in which case, our services with respect to such properties will no longer be needed. Oil and gas companies may not identify sufficient additional drilling sites to replace those that become depleted. In addition, the U.S. government’s exercise of authority under the Outer Continental Shelf Lands Act, as amended, to restrict the availability of offshore oil and gas leases together with the U.K. government’s exercise of authority could adversely impact exploration and production activity in the U.S. Gulf of Mexico and the North Sea, respectively. Further, actions of the Biden administration, such as the recently announced moratorium on new oil and gas leasing on U.S. federal lands, onshore and offshore, are likely to negatively impact oil and gas operations in the U.S. in and favor of renewable energy projects.
If activity in oil and gas exploration, development and production in either the U.S. Gulf of Mexico or the North Sea materially declines, our business, financial condition and results of operations could be materially and adversely affected. We cannot predict the levels of activity in these areas.
We are exposed to credit risk of our counterparties.
We are exposed to credit risk, which depends on the ability of our counterparties to fulfill their obligations to us. We manage credit risk by entering into arrangements with established counterparties and through the establishment of credit policies and limits, which are applied in the selection of counterparties.
Credit risk arises from the potential for counterparties to default on their contractual obligations. We monitor our concentration risk with counterparties on an ongoing basis. The carrying amount of financial assets represents the maximum credit exposure for financial assets.
Credit risk also arises on our trade receivables when a client cannot meet its obligation to us.. To mitigate trade credit risk, we have developed credit policies that include the review, approval and monitoring of new customers, annual credit evaluations and credit limits. There can be no assurance that our risk mitigation strategies will be effective and that credit risk will not adversely affect our financial condition and results of operations.
In addition, the majority of our customers are engaged in oil and gas production, exploration and development. For the fiscal year ended March 31, 2021 (Successor), we generated approximately 72% of our consolidated operating revenue from oil and gas operations. This concentration could impact our overall exposure to credit risk because changes in economic and industry conditions that adversely affect the oil and gas industry could affect the credit worthiness of many of our customers. We generally do not require and do not have the leverage to obtain letters of credit or other collateral to support our trade receivables. Accordingly, a continued or additional downturn in the economic condition of the oil and gas industry could adversely impact our ability to collect our receivables and thus impact our business, financial condition and results of operations.
Our failure to dispose of aircraft through sales into the aftermarket could continue to adversely affect us.
The management of our global aircraft fleet involves a careful evaluation of the expected demand for our services across global markets, including the type of aircraft needed to meet this demand. As offshore oil and gas drilling and production globally moves to deeper water, more medium and heavy aircraft and newer technology aircraft may be required. As older aircraft models come off of current contracts and are replaced by new aircraft, our management evaluates our future needs for these aircraft models and ultimately the ability to recover our remaining investments in these aircraft through sales into the aftermarket. We depreciate our aircraft over their expected useful life to the expected salvage value to be received for the aircraft at the end of that life. However, depending on the market for an aircraft type when we seek to sell an aircraft or anticipate disposing of an aircraft, we may record gains or losses on aircraft sales or impairment. In certain instances where a cash return can be made on newer aircraft in excess of the expected return available through the provision of our services, we may sell newer aircraft. The number of aircraft sales and the amount of gains and losses recorded on these sales depends on a wide variety of factors and is inherently unpredictable. A significant return of aircraft to leasing companies by us or our competitors into an already oversupplied market could undermine our ability to dispose of our aircraft and could have a material adverse effect on our business, financial condition and results of operations.
Foreign exchange risks and controls may affect our financial position and results of operations.
Through our operations outside the U.S., we are exposed to foreign currency fluctuations and exchange rate risks. As a result, a strong U.S. dollar may increase the local cost of our services that are provided under U.S. dollar-denominated contracts, which may reduce the demand for our services in foreign countries.
Because we maintain our financial statements in U.S. dollars, our financial results are vulnerable to fluctuations in the exchange rate between the U.S. dollar and foreign currencies, such as the British pound sterling, Australian dollar, euro, Norwegian krone and Nigerian naira. In preparing our financial statements, we must convert all non-U.S. dollar results to U.S. dollars. The effect of foreign currency translation impacts our results of operations as a result of the translation of non-U.S. dollar results and is reflected as a component of stockholders’ investment, while the revaluation of certain monetary foreign currency transactions is credited or charged to income and reflected in other income (expense), net.
We operate in countries with foreign exchange controls including Brazil and Nigeria. These controls may limit our ability to repatriate funds from our international operations and unconsolidated affiliates or otherwise convert local currencies into U.S. dollars. These limitations could adversely affect our ability to access cash from these operations.
Our dependence on a small number of helicopter manufacturers and lessors poses a significant risk to our business and prospects, including when we seek to grow our business.
We contract with a small number of manufacturers and lessors for most of our aircraft expansion, replacement and leasing needs. If any of the manufacturers face production delays due to, for example, natural disasters, pandemics, labor strikes or availability of skilled labor, we may experience a significant delay in the delivery of previously ordered aircraft. During these periods, we may not be able to obtain orders for additional aircraft with acceptable pricing, delivery dates or other terms. Also, we have operating leases for many of our helicopters. The number of companies that provide leasing for helicopters is limited. If any of these leasing companies face financial setbacks, we may experience delays or restrictions in our ability to lease aircraft.
Delivery delays or our inability to obtain acceptable aircraft orders or lease aircraft have from time to time adversely affected, and could adversely affect in the future, our revenue and profitability and could jeopardize our ability to meet the demands of our customers and grow our business.
A shortfall in availability of aircraft components and parts required for maintenance and repairs of our helicopter and fixed wing aircraft and supplier cost increases could adversely affect us.
In connection with the required maintenance and repairs performed on our aircraft in order for them to stay fully operational and available for use in our operations, we rely on a few key vendors (such as Sikorsky Commercial Inc., Milestone Aviation Group, General Electric Aviation Inc. and Leonardo SpA) for the supply and overhaul of components fitted to our aircraft. These vendors have historically worked at or near full capacity supporting the aircraft production lines and the maintenance requirements of various government and civilian aircraft operators that may also operate at or near capacity in certain industries, including operators such as us who support the energy industry. Such conditions can result in backlogs in manufacturing schedules and some parts being in limited supply from time to time, which could have an adverse impact upon our ability to maintain and repair our aircraft. To the extent that these suppliers also supply parts for aircraft used by governments in military operations, parts delivery for our aircraft may be delayed in favor of those deliveries. Our inability to perform timely maintenance and repairs can result in our aircraft being underutilized, which could have an adverse impact on our operating results and financial condition. Furthermore, our operations in remote locations, where delivery of these components and parts could take a significant period of time, may also impact our ability to maintain and repair our aircraft. While every effort is made to mitigate such impact, this may pose a risk to our operating results. Additionally, supplier cost increases for critical aircraft components and parts also pose a risk to our operating results. As certain of our contracts are long-term in nature, cost increases may not be able to be passed on to our customers until the contracts are up for renewal.
Additionally, operation of a global fleet of aircraft requires us to carry spare parts inventory across our global operations to perform scheduled and unscheduled maintenance activity. Changes in the aircraft model types of our fleet or the timing of exits from model types can result in inventory levels in excess of those required to support the fleet over the remaining life of the fleet. Additionally, other parts may become obsolete or dormant given changes in use of parts on aircraft and maintenance needs. These fleet changes or other external factors can result in impairment of inventory balances where we expect that excess, dormant or obsolete inventory will not recover its carrying value through sales to third parties or disposal.
Our future growth depends on our ability to grow in core markets and expand into new business lines and international markets.
Our future growth will depend on our ability to grow in our core markets and expand into new business lines, such as offshore wind and advanced air mobility, and new international markets. Expansion of our business depends on our ability to operate in these other regions.
Expansion of our business may be adversely affected by:
•local regulations restricting foreign ownership of helicopter operators;
•requirements to award contracts to local operators; and
•the number and location of new drilling concessions granted by foreign governments.
If we are unable to continue to operate or retain contracts in international markets, our operations may not grow, and our future business, financial condition and results of operations may be adversely affected.
Labor problems could adversely affect us.
Many of our employees are represented under collective bargaining or union agreements, some of which have expired or will expire in one year or less. Disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with the unions that represent our employees under these agreements could result in strikes, work stoppages or other slowdowns by the affected workers. Periodically, certain groups of our employees who are not covered under a collective bargaining agreement consider entering into such an agreement. Further, if our unionized workers engage in an extended strike, work stoppage or other slowdown, other employees elect to become unionized, existing labor agreements are renegotiated or future labor agreements contain terms that are unfavorable to us, we could experience a disruption of our operations or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.
Our operations are subject to weather-related and seasonal fluctuations.
Certain of our operations are subject to harsh weather conditions and seasonal factors. Poor visibility, high wind, heavy precipitation, sandstorms and volcanic ash can affect the operation of helicopters and fixed wing aircraft and result in a reduced number of flight hours. A significant portion of our operating revenues and profits related to oil and gas exploration, development and production activity is dependent on actual flight hours, and a substantial portion of our operating expenses is fixed. Thus, prolonged periods of harsh weather can have a material adverse effect on our business, financial condition and results of operations. In addition, severe weather patterns, including those resulting from climate change, could affect the operation of helicopters and fixed wing aircraft and result in a reduced number of flight hours, which may have a material adverse effect on our business, financial condition and results of operations.
The fall and winter months in the Northern hemisphere have fewer hours of daylight, particularly in the North Sea and Canada, and flight hours are generally lower at these times, typically resulting in a reduction in operating revenue during those months. Although some of our helicopters are equipped to fly at night, we generally do not do so except in SAR operations. In addition, drilling activity in the North Sea and Canada is less active during the winter months than the rest of the year. Anticipation of harsh weather during this period causes many oil and gas companies to limit activity during the winter months. Accordingly, our reduced ability to operate in harsh weather conditions and darkness may have a material adverse effect on our business, financial condition and results of operations.

The Harmattan, a dry and dusty West African trade wind, blows in Nigeria between the end of December and the middle of February. The heavy amount of dust in the air can severely limit visibility and block the sun for several days, similar to a heavy fog. We are unable to operate aircraft during these harsh conditions.
In the U.S. Gulf of Mexico, the months of December through March typically have more days of harsh weather conditions than the other months of the year. Heavy fog during those months often limits visibility and flight activity. In addition, in the U.S. Gulf of Mexico, June through November is tropical storm and hurricane season, and in the Asia Pacific region, operations may be impacted by cyclones from November through April. During a tropical storm, hurricane or cyclone, we are unable to operate in the area of the storm. However, flight activity may increase immediately before and after a storm due to the evacuation and return of offshore workers. In addition, as a significant portion of our facilities are located along the coast of these regions, extreme weather may cause substantial damage to our property in these locations, including possibly aircraft. Additionally, we incur costs in evacuating our aircraft, personnel and equipment prior to tropical storms, hurricanes and cyclones.
Consequently, flight hours may be lower during these periods, resulting in reduced operating revenue, which may have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Customers and Contracts
A focus by our customers on cost-saving measures rather than quality of service, which is how we differentiate ourselves from competition, could reduce the demand for our services.
Historically, we had the ability to secure profitable contracts by providing superior quality as compared to our competitors. However, offshore energy companies are continually seeking to implement measures aimed at greater cost savings, including efforts to accept lesser quality services, otherwise improve cost efficiencies with respect to air transportation services, or to provide other alternatives for transportation, such as boats. For example, these companies may reduce staffing levels on both old and new installations by using new technology to permit unmanned installations, may reduce the frequency of transportation of employees by increasing the length of shifts offshore, may change other aspects of how our services are scheduled and may consider other alternatives to our services to achieve cost savings. In addition, these companies could initiate their own helicopter, airplane or other transportation alternatives. The continued implementation of these kinds of measures could reduce the demand or pricing for our services and have a material adverse effect on our business, financial condition and results of operations.
Our industry is highly competitive and cyclical, with intense price competition.
The helicopter and fixed wing businesses are highly competitive throughout the world. Chartering of such aircraft is often done on the basis of competitive bidding among those providers having the necessary equipment, operational experience and resources. Factors that affect competition in our industry include price, quality of service, operational experience, record of safety, quality and type of equipment, aircraft availability, client relationship and professional reputation.
Our industry has historically been cyclical and is affected by the volatility of oil and gas price levels. There have been periods of high demand for our services, followed by periods of low demand for our services. Changes in commodity prices can have a significant effect on demand for our services, and periods of low activity intensify price competition in the industry and often result in our aircraft being idle for long periods of time.
We have several significant competitors in the North Sea, Nigeria, the U.S. Gulf of Mexico and Brazil, and a number of smaller local competitors in other markets. Certain of our customers have the capability to perform their own air transportation operations or give business to our competitors should they elect to do so, which has a limiting effect on our rates.
As a result of significant competition, we must continue to provide safe and efficient service and we must continue to evolve our technology or we will lose market share, which could have a material adverse effect on our business, financial condition and results of operations due to the loss of a significant number of our customers or termination of a significant number of our contracts.

We depend on a small number of customers for a significant portion of our revenue.
We derive a significant amount of our revenue from our U.K. SAR contract, as well as from a small number of offshore energy companies. Our loss of one of these significant customers, if not offset by sales to new or other existing customers, could have a material adverse effect on our business, financial condition and results of operations. See discussion of our customers and contractual arrangements in the “Business” section of this Annual Report.
Our contracts often can be terminated or downsized by our customers without penalty.
Many of our fixed-term contracts contain provisions permitting early termination by the client at their convenience, generally without penalty, and with limited notice requirements. In addition, many of our contracts permit our customers to decrease the number of aircraft under contract with a corresponding decrease in the fixed monthly payments without penalty. As a result, you should not place undue reliance on the strength of our client contracts or the terms of those contracts.
Our U.K. SAR contract can be terminated and is subject to certain other rights of the DfT.
Our U.K. SAR contract, which accounted for approximately 20% of our revenues for the fiscal year ended March 31, 2021 (Successor), allows the DfT to cancel the contract for any reason upon notice and payment of a specified cancellation fee based on the number of bases reduced as a result of the exercise and the timing of the exercise. Prior to any cancellation or termination of the contract, the DfT may also invite tenders to award a contract for the SAR services we provide to a replacement contractor. The DfT has invited tenders due in the summer of 2021 for these services following the expiration of our current U.K. SAR contract in 2026.
Additionally, the U.K. SAR contract grants the DfT the option to require us to transfer to the DfT, at termination or expiration, either the lease or the ownership of some or all of the helicopters and ground facilities that service the U.K. SAR contract. The DfT may alternatively require that we or the owner, as the case may be, transfer the lease or ownership of the helicopters and ground facilities to any replacement service provider. If the DfT wishes to transfer ownership, it must pay a specified option exercise fee based on the value of the helicopters. If the DfT wishes to transfer the lease, it does not have to pay an option exercise fee. We currently lease a significant number of the aircraft that service the U.K. SAR contract. Although we are entitled to some compensation for termination or early expiration if we are not at fault, termination or early expiration of the U.K. SAR contract would result in a significant loss of expected revenue. Additionally, we do not have the right to cause the transfer of the ground facilities supporting the U.K. SAR contract to the replacement service provider. If alternative long-term uses were not identified for these facilities, we could incur recurring fixed expenses for these non-revenue producing assets if we were unable to sell them to a replacement contractor or other party in the event the U.K. SAR contract is terminated.
Our customers may shift risk to us.
We give to and receive from our customers indemnities relating to damages caused or sustained by us in connection with our operations. Our customers often seek to capitalize on their market leverage to shift responsibility for risk. In difficult markets, we may be obliged to accept greater risk to win new business, retain renewing business or could result in us losing business if we are not prepared to take such risks. To the extent that we accept such additional risk, and seek to insure against it, if possible, our insurance premiums could rise. If we cannot insure against such risks or otherwise choose not to do so, we could be exposed to catastrophic losses in the event such risks are realized.

Reductions in spending on aviation services by governmental agencies could lead to modifications of contract terms or delays in receiving payments, which could adversely impact our business, financial condition and results of operations.
Our U.K. SAR contract and U.S. governmental agencies, consisting primarily of the BSEE contract, accounted for approximately 21% of our revenues for the fiscal year ended March 31, 2021 (Successor).
Governmental agencies receive funding through budget appropriations, which are determined through the political process, and as a result, funding for the agencies with which we do business may fluctuate. In recent years, there has been increased Congressional scrutiny of discretionary program spending by the U.S. government in light of concerns over the size of the national debt and lawmakers have discussed the need to cut or impose caps on discretionary spending, which could result in budget cuts to federal agencies to which we provide services. If any agencies experience reductions in their budgets or if the Government changes its spending or service priorities, it may substantially reduce or cease using our services, which could have a material adverse effect on our business, financial condition and results of operations. In addition, a prolonged shutdown of the federal government would, in turn, cause a shutdown of these agencies which could have an adverse effect on our business and results of operations.
Further, any reductions in the budgets of governmental agencies for spending on aviation services, implementation of cost saving measures by governmental agencies, including the DfT and the BSEE, imposed modifications of contract terms or delays in collecting receivables owed to us by our governmental agency customers could have an adverse effect on our business, financial condition and results of operations.
In addition, there are inherent risks in contracting with governmental agencies. Applicable laws and regulations in the countries in which we operate may enable our governmental agency customers to (i) terminate contracts for convenience, (ii) reduce, modify or cancel contracts or subcontracts if requirements or budgetary constraints change, (iii) terminate contracts or adjust their terms or (iv) require contractors to assume more risk under the terms of the contracts. Any of these events could have an adverse effect on our business, financial condition and results of operations.
Our fixed operating expenses and long-term contracts with customers could adversely affect our business under certain circumstances.
Our profitability is directly related to demand for our services. Because of the significant expenses related to aircraft financing and leasing, crew wages and benefits and insurance and maintenance programs, a substantial portion of our operating expenses are fixed and must be paid even when aircraft are not actively servicing customers and thereby generating revenue. A decrease in our revenue could therefore result in a disproportionate decrease in our earnings, as a substantial portion of our operating expense would remain unchanged. Similarly, the discontinuation of any rebates, discounts or preferential financing terms offered to us by manufacturers, lenders or lessors could have the effect of increasing our related expenses, and without a corresponding increase in our revenue, could negatively impact our results of operations.
Certain of our long-term aircraft services contracts contain price escalation terms and conditions. Although supplier costs, fuel costs, insurance costs and other cost increases are typically passed through to our customers through rate increases where possible, these escalations may not be sufficient to enable us to recoup increased costs in full and we may not be able to realize the full benefit of contract price escalations during a market downturn. There can be no assurance that we will be able to estimate costs accurately or recover increased costs by passing these costs on to our customers. We may not be successful in identifying or securing cost escalations for other costs that may escalate during the applicable client contract term. In the event that we are unable to fully recover material costs that escalate during the terms of our client contracts, the profitability of our client contracts and our business, financial condition and results of operations could be materially and negatively affected.

Consolidation of and asset sales by, our customer base could materially adversely affect demand for our services and reduce our revenues.
Many of our customers are international, independent and major integrated oil and gas exploration, development and production companies and offshore energy companies. In recent years, these companies have undergone substantial consolidation and engaged in sales of specific assets. Additional consolidation and asset sales are possible. In addition, since 2014 there have been a significant number of bankruptcy filings, with related consolidations and asset sales in the oil and gas exploration, development and production industry. Consolidation shrinks our customer base. In the event one of our customers combines with, or sells assets to, a company that is using the services of one of our competitors, the combined or successor company could decide to use the services of that competitor or another provider. Further, merger activity among both major and independent oil and natural gas companies affects exploration, development and production activity as the consolidated companies often put projects on hold while integrating operations or cancel projects deemed too small in context of a larger business or use cost savings to reduce debts.
Reductions in the budgets of oil and gas companies could adversely affect demand for our services that could result in a material adverse effect on our business, financial condition and results of operations.
Risks Related to the Oil and Gas Industry
The demand for our services is substantially dependent on the level of offshore oil and gas exploration, development and production activity.
We provide helicopter and fixed wing services to companies engaged in offshore oil and gas exploration, development and production activities. As a result, demand for our services, as well as our revenue and our profitability, are substantially dependent on the worldwide levels of activity in offshore oil and gas exploration, development and production. These activity levels are principally affected by trends in, and expectations regarding, oil and natural gas prices, as well as the capital expenditure budgets of offshore energy companies and shifts in technology for energy exploration, development and production. The increase in U.S. onshore production in recent years resulting from onshore hydraulic fracturing activity and shale development has had a negative impact on the price of oil and provided a competitive investment opportunity for capital, reduced thereby the demand for our services. We cannot predict future exploration, development and production activity or oil and gas price movements. Historically, the prices for oil and gas and activity levels have been volatile and are subject to factors beyond our control, such as:
•the supply of and demand for oil and gas and market expectations for such supply and demand;
•actions of OPEC+ to control prices or change production levels;
•increased supply of oil and gas resulting from onshore hydraulic fracturing activity and shale development;
•general economic conditions, both worldwide and in particular regions;
•governmental regulation;
•the price and availability of alternative fuels;
•weather conditions, including the impact of hurricanes and other weather-related phenomena;
•advances in exploration, development and production technology;
•the changing environmental and social landscape;
•the policies of various governments regarding exploration and development of their oil and gas reserves; and
•the worldwide political environment, including uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in the Middle East, Nigeria or other geographic areas, or further acts of terrorism in the U.K., U.S. or elsewhere.
So far in 2021, although oil and gas prices have recovered somewhat, there is new uncertainty regarding the long-term outlook for the U.S. Gulf of Mexico, as a result of the indefinite moratorium on new oil and gas leasing on U.S. federal lands imposed by the Biden administration.

Unconventional crude oil and natural gas sources and improved economics of producing natural gas and oil from such sources have exerted and could continue to exert downward pricing pressures.
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
We are highly dependent on offshore oil and gas activities in the U.S. Gulf of Mexico. As a result of the well-publicized sinking of the Deepwater Horizon, a semi-submersible deepwater drilling rig operating in the U.S. Gulf of Mexico after an apparent blowout and fire resulting in a significant flow of hydrocarbons from the BP Plc. Macondo well, the U.S. Department of Interior temporarily imposed a moratorium on offshore drilling operations and issued new rules designed to improve drilling and workplace safety in the U.S. Gulf of Mexico. While the moratorium was quickly lifted, the BSEE, the Office of National Resources Revenue and other regulatory agencies may issue new safety and environmental guidelines and regulations for drilling in the U.S. Gulf of Mexico and other geographic regions, the result of which may increase the costs and regulatory burden of exploration, development and production, reduce the area of operations for offshore oil and gas activities and result in permitting delays. It is difficult to predict the ultimate impact of any new guidelines, regulations or legislation that may be implemented, including in response to the Biden administration’s executive orders and policies. A prolonged suspension of drilling activity or permitting delays in the U.S. Gulf of Mexico and other geographic locations in which we operate, new regulations and/or increased liability for companies operating in the offshore oil and gas sector, whether or not caused by a new incident in any region, could result in reduced demand for our services and could have a material adverse effect on our business, financial condition and results of operations. For instance, actions of the Biden administration, such as the moratorium on new oil and gas leasing on U.S. federal lands, onshore and offshore, are likely to negatively impact oil and gas operations and favor renewable energy projects in the U.S., in turn negatively impacting the demand for our services.
Risks Related to Legal, Tax and Regulatory Matters
We operate in many international areas through entities that we do not control and are subject to government regulation that limits foreign ownership of aircraft companies in favor of domestic ownership.
We conduct many of our international operations through entities in which we have a noncontrolling investment or through strategic alliances with foreign partners. For example, we have acquired interests in, or in some cases have lease and service agreements with, entities that operate aircraft in Canada and Egypt. We provide engineering and administrative support to certain of these entities. We derive significant amounts of lease revenue, service revenue, equity earnings and dividend income from these entities. For the fiscal year ended March 31, 2021 (Successor), the five months ended March 31, 2020 (Successor) and the seven months ended October 31, 2019 (Predecessor), we received approximately $42.4 million, $23.3 million and $30.6 million, respectively, of revenue from the provision of aircraft and other services to unconsolidated affiliates. As a result of not owning a majority interest or maintaining voting control of our unconsolidated affiliates, we do not have the ability to control their policies, management or affairs. The interests of persons who control these entities or partners may differ from ours and may cause such entities to take actions that are not in our best interest. Certain of our co-owners of these entities have the right to require us to purchase their interest in which case we would need to find a qualifying person to hold the interest. See “Item 1. Business – Government Regulation” for additional information. If we are unable to maintain our relationships with our partners in these entities, we could lose our ability to operate in these areas, potentially resulting in a material adverse effect on our business, financial condition and results of operations. Additionally, an operational incident involving one of the entities over which we do not have operational control may nevertheless cause us reputational harm.
We are subject to governmental regulation that limits foreign ownership of aircraft companies in favor of domestic ownership. Based on regulations in various markets in which we operate, the use of our local Air Operator’s Certificates (“AOCs”) may be halted and we may lose our ability to operate within these countries if certain levels of local ownership are not maintained. The inability to utilize our local AOCs for any reason, including foreign ownership in excess of permitted levels, could have a material adverse effect on our ability to conduct operations within these markets. We cannot assure you that there will be no changes in aviation laws, regulations or administrative requirements or the interpretations or applications thereof that could restrict or prohibit our ability to operate in certain regions or that would cause the cost of operating in the region uneconomical. Any such restriction or prohibition on our ability to operate in non-US jurisdictions or any significant increase in cost operating in such jurisdictions as a result of changes in law and regulation or otherwise may have a material adverse effect on our business, financial condition and results of operations.
Environmental regulations and liabilities may increase our costs and adversely affect us.
Our operations are subject to U.S. federal, state and local and foreign environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage, recycling and disposal of toxic and hazardous wastes. The nature of the business of operating and maintaining aircraft requires that we use, store and dispose of materials that are subject to environmental regulation. Environmental laws and regulations change frequently, which makes it impossible for us to predict their cost or impact on our future operations. Liabilities associated with environmental matters could have a material adverse effect on our business, financial condition and results of operations. We could be exposed to strict, joint and several liability for cleanup costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Additionally, any failure by us to comply with applicable environmental laws and regulations may result in governmental authorities taking action against us that could adversely impact our operations and financial condition, including the:
•issuance of administrative, civil and criminal penalties;
•denial or revocation of permits or other authorizations;
•imposition of limitations on our operations; and
•performance of site investigatory, remedial or other corrective actions.
In January 2021, the Biden administration issued an executive order directing all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with the current administration’s policies. Also in January 2021, the Biden administration issued an executive order focused on addressing climate change. Among other things, the executive order called for the elimination of certain subsidies provided to the fossil fuel industry, increased emphasis on climate-related risk across governmental agencies and economic sectors and directed the Secretary of the Interior to pause new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. Additionally, in January 2021, the Biden administration issued executive orders recommitting the U.S. to the Paris Agreement. The prior administration had withdrawn the U.S. from the Paris Agreement. The impacts of these orders and the terms of any legislation or regulation to implement the United States’ commitment under the Paris Agreement remain unclear at this time.
Additional changes in environmental laws or regulations, including laws relating to the emission of carbon dioxide and other greenhouse gases or other climate change concerns, could require us to devote capital or other resources to comply with those laws and regulations. These changes could also subject us to additional costs and restrictions, including increased fuel costs. In addition, such changes in laws or regulations could increase costs of compliance and doing business for our customers and thereby decrease the demand for our services. Because our business depends on the level of activity in the offshore oil and gas industry, existing or future laws, regulations, treaties or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws, regulations, treaties or international agreements reduce the worldwide demand for oil and gas or limit drilling opportunities.
Our results could be impacted by U.S. and foreign social, political, regulatory and economic conditions as well as by changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. government.
Changes in U.S. political, regulatory and economic conditions or in laws and policies governing foreign trade (including the U.S. trade agreements and U.S. tariff policies), travel to and from the U.S., immigration, manufacturing, development and investment in the territories and countries in which we operate, and any negative sentiments or retaliatory actions towards the U.S. as a result of such changes, could adversely affect the industry, which could adversely affect our business, financial position, results of operations, cash flows and growth prospects. Given the change in the U.S. presidential administration, we face uncertainty with regard to U.S. government trade policy.
The presidential administration under former President Trump, along with Congress, created significant uncertainty about the future relationship between the U.S. and other countries with respect to the trade policies, treaties, taxes, government regulations and tariffs that would be applicable. It is unclear what changes, if any, might be considered or implemented and what response to any such changes may be by the governments of other countries. These changes have created significant uncertainty about the future relationship between the U.S. and China, as well as other countries, including with respect to the trade policies, treaties, government regulations and tariffs that could apply to trade between the U.S. and other nations. Changes in these policies may have a material adverse effect on our business, financial position, results of operations, cash flows and growth prospects.
The uncertainty surrounding the consequences of Brexit may also cause disruptions to and create uncertainty surrounding our business, including affecting economy and oil and gas prices as well as our relationships with our existing and future customers, suppliers and employees.
We are subject to legal compliance risks, including anti-corruption statutes, the violation of which may materially adversely affect our business, financial condition and results of operations.
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
In many foreign countries, particularly those with developing economies, it may be customary for others to engage in business practices that are prohibited by laws such as the FCPA, the U.K. Bribery Act and the BCCA in Brazil, an anti-bribery law that is similar to the FCPA and the U.K. Bribery Act. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors, agents and business partners will not take action in violation of our internal policies and applicable law and any such violation could have a material adverse effect on our business, financial condition and results of operations.
Actions taken by governmental agencies, such as the Department of Commerce, the Department of Transportation and the FAA, and similar agencies in the other jurisdictions in which we operate, could increase our costs and prohibit or reduce our ability to operate successfully.
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

U.S. Our operations are highly regulated by several U.S. government regulatory agencies. For example, as a certified air carrier, we are subject to regulations promulgated by the DOT and the FAA. The FAA regulates our flight operations and imposes requirements with respect to personnel, aircraft, ground facilities and other aspects of our operations, including:
•certification and reporting requirements;
•inspections;
•maintenance standards;
•permitted areas of operation;
•aircraft equipment and modification requirements;
•personnel training standards; and
•maintenance of personnel and aircraft records.
The DOT can review our economic fitness to continue our operations, both presently and if a substantial change occurs to our management, ownership or capital structure, among other things. The Department of Commerce, through its International Traffic in Arms Regulations (“ITAR”), regulates our imports and exports of aircraft (through leases and sales) as well as parts sales to international customers and the use of certain regulated technology in domestic and international airspace. If we fail to comply with these laws and regulations, or if these agencies develop concerns over our operations, we could face administrative, civil and/or criminal penalties. In addition, we may become subject to regulatory actions that could suspend, curtail or significantly modify our operations. A suspension or substantial curtailment of our operations or any substantial modification of our current operations may have a material adverse effect on our business, financial condition and results of operations.
Other Countries and Regulations. Our operations in other jurisdictions, including the U.K., Nigeria and Brazil, are regulated to various degrees by the governments of such jurisdictions and must be conducted in compliance with those regulations and, where applicable, in accordance with our air service licenses and AOCs. Such regulations may require us to obtain a license to operate in that country, favor local companies or require operating permits that can only be obtained by locally registered companies and often impose other nationality requirements. In such cases, we partner with local persons, but there is no assurance regarding which foreign governmental regulations may be applicable in the future to our helicopter operations and whether we would be able to comply with them.
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
Our future effective tax rates could be adversely affected by changes in tax laws, both domestically and internationally, or the interpretation or application thereof. From time to time, the U.S. Congress and foreign, state and local governments consider legislation that could increase our effective tax rate or the effective tax rates of our consolidated affiliates. President Biden previously provided informal guidance on certain tax law changes that he would support. Among other things, his proposals would raise the rate on both domestic and foreign income and impose a new alternative minimum tax on book income. We cannot determine whether, or in what form, legislation will ultimately be enacted or what the impact of any such legislation could have on our profitability. If these or other changes to tax laws are enacted, our profitability could be negatively impacted.
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
The regulatory environment surrounding data privacy and protection is constantly evolving and can be subject to significant change. Laws and regulations governing data privacy and the unauthorized disclosure of confidential information, including the European Union General Data Protection Regulation (the “GDPR”), pose increasingly complex compliance challenges and potentially elevate our costs. The U.K. may enact data privacy laws similar to the GDPR following Brexit, in order to maintain harmony with GDPR requirements, but this is not yet settled. Any failure, or perceived failure, by us to comply with applicable data protection laws could result in proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments and negative publicity, require us to change our business practices, increase the costs and complexity of compliance and adversely affect our business. As noted above, we are also subject to the possibility of cyber incidents or attacks, which themselves may result in a violation of these laws.
Risks Related to Our Common Stock and Corporate Structure
Our stock price may fluctuate significantly.
The trading price of our common stock may be volatile and subject to wide price fluctuations in response to various factors, including:
•market conditions in the broader stock market;
•the impact of COVID-19;
•commodity prices, including oil and gas prices and the perceived level of offshore oil and gas activities;
•actual or anticipated fluctuations in our and our competitors’ quarterly financial condition and results of operations;
•introduction of new equipment or services by us or our competitors;
•grounding of all or a portion of our fleet;
•issuance of new or changed securities analysts’ reports or recommendations or a lack of coverage by securities analysts;
•policies of investors, including pension funds, to divest investments in the oil and gas sector based on their environmental and social considerations;
•sales, or anticipated sales, of large blocks of our common stock;
•business or asset acquisitions or dispositions;
•additions or departures of key personnel;
•regulatory or political developments, including those related to budget appropriations;
•litigation and governmental investigations;
•technical factors in the public trading market for our stock that may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock and any related hedging and other technical trading factors; and
•changing economic conditions.
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
Securities analyst coverage or lack of coverage may have a negative impact on our stock price. If securities analysts or industry analysts downgrade our common stock, publish negative research or reports or fail to publish reports about our business, the price and trading volume of our common stock could decline.
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us, our business and our market. If one or more analysts adversely change their recommendation regarding our common stock or our competitors’ stock, our share price would likely decline. If one or more analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets which in turn could cause our share price or trading volume to decline. Moreover, if one or more of the analysts who cover the Company downgrades our common stock, or if our operating results do not meet their expectations, our stock price could decline.
Provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law may discourage, delay or prevent a change of control of the Company or changes in our management.
Our amended and restated certificate of incorporation (“certificate of incorporation”) and amended and restated bylaws (“bylaws”) include certain provisions that could have the effect of discouraging, delaying or preventing a change of control of the Company or changes in our management. Such provisions include, among other things:
•restrictions on the ability of our stockholders to fill a vacancy on the Board;
•restrictions related to the ability of non-U.S. citizens owning our common stock;
•our ability to issue preferred stock with terms that the Board may determine, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the absence of cumulative voting in the election of directors, which may limit the ability of minority stockholders to elect directors; and
•advance notice requirements for stockholder proposals and nominations, which may discourage or deter a potential acquirer from soliciting proxies to elect a particular slate of directors or otherwise attempting to obtain control of us.
These provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a transaction involving a change in control of the Company that is in the best interest of our stockholders. Even in the absence of a takeover attempt, the existence of these provisions may materially adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts.
Regulations limit foreign ownership of the Company, which could reduce the price of our common stock and cause owners of our common stock who are not U.S. persons to lose their voting rights.
Our certificate of incorporation provides that persons or entities that are not “citizens of the U.S.” (as defined in the Federal Aviation Act of 1958, as amended (the “Federal Aviation Act”)) shall not collectively own or control more than 25% of the voting power of our outstanding capital stock (the “Permitted Foreign Ownership Percentage”) and that, if at any time persons that are not citizens of the U.S. nevertheless collectively own or control more than the Permitted Foreign Ownership Percentage, the voting rights of our outstanding voting capital stock in excess of the Permitted Foreign Ownership Percentage owned by stockholders who are not citizens of the U.S. shall automatically be reduced. These voting rights will be reduced pro rata among the holders of voting shares who are not citizens of the U.S. to equal the Permitted Foreign Ownership Percentage based on the number of votes to which the underlying voting securities are entitled. Shares held by persons who are not citizens of the U.S. may lose their associated voting rights and be redeemed as a result of these provisions. Accordingly, in the event of any vote by our stockholders, the voting rights of shares held by non-U.S. citizens would be reduced pursuant to our organizational documents if such ownership remains above 25% of our total outstanding common stock at the time of such vote. These restrictions may also have a material adverse impact on the liquidity or market value of our common stock because stockholders may be unable to transfer our common stock to persons who are not citizens of the U.S. and because persons who are not citizens of the U.S. may be unable or unwilling to hold shares of our common stock the voting rights of which have been reduced.
Our certificate of incorporation includes a forum selection clause, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Our certificate of incorporation requires that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or (iv) any action asserting a claim governed by the internal affairs doctrine.
Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. This forum selection provision in our certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us, which may discourage such lawsuits against us. It is also possible that, notwithstanding the forum selection clause included in our certificate of incorporation, a court could rule that such a provision is inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, in which case we may incur additional costs associated with resolving such matters in other jurisdictions.
General Risks
Covenants in our debt agreements may restrict the manner in which we can operate our business.
The indenture governing the 6.875% Senior Notes limits, among other things, our ability and the ability of our restricted subsidiaries to:
•Borrow money or issue guarantees;
•pay dividends, redeem capital stock or make certain other restricted payments;
•incur liens to secure indebtedness;
•make certain investments;
•sell certain assets;
•enter into transactions with our affiliates; or
•merge with another entity or sell substantially all of our assets.
If we fail to comply with these and other covenants, we would be in default under the Lombard Debt and the ABL Facility (together, our “Credit Facilities”) and the indenture governing the 6.875% Senior Notes, and the principal and accrued interest on our outstanding indebtedness may become due and payable. In addition, our Credit Facilities and other debt agreements contain, and our future debt agreements may contain, similar and additional affirmative and negative covenants. Our Credit Facilities and the 6.875% Senior Notes are secured by many of our assets (including most of our helicopters), and such assets may not be available to secure additional financings. As a result, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be considered beneficial to us.
Our debt agreements, including our Credit Facilities and the indentures governing the 6.875% Senior Notes, also require us or certain of our subsidiaries, and our future credit facilities may require us or certain of our subsidiaries, to observe certain covenants. Our ability to observe certain of those covenants can be affected by events beyond our control, and we cannot assure you that we will be able to observe these covenants in the future. The breach of any of these covenants could result in a default under our other debt agreements. Upon the occurrence of an event of default under our Credit Facilities, any future credit facilities or the indenture governing the 6.875% Senior Notes, our creditors could elect to declare some or all amounts outstanding thereunder, including accrued interest or other obligations, to be immediately due and payable. There can be no assurance that our assets would be sufficient to repay all of our indebtedness in full.

The agreements governing certain of our indebtedness, including our Credit Facilities, the indenture governing the 6.875% Senior Notes contain cross-default provisions. Under these provisions, a default under one agreement governing our indebtedness may constitute a default under our other debt agreements.
Our failure to attract and retain qualified personnel could have an adverse effect on us.
Loss of the services of key management personnel at our corporate and regional headquarters without being able to attract personnel of equal ability could have a material adverse effect upon us. Further, Title 49—Transportation of the United States Code of Federal Regulations and other statutes require our President and two-thirds of the Board and other managing officers be U.S. citizens. Our failure to attract and retain qualified executive personnel or for such executive personnel to work well together or as effective leaders in their respective areas of responsibility could have a material adverse effect on our current business and future growth.
Our ability to attract and retain qualified pilots, mechanics and other highly trained personnel is an important factor in determining our future success. For example, many of our customers require pilots with very high levels of flight experience. The market for these experienced and highly-trained personnel is competitive and may become more competitive. Accordingly, we cannot assure you that we will be successful in our efforts to attract and retain such personnel. Some of our pilots, mechanics and other personnel, as well as those of our competitors, are members of military reserves who have been, or could be, called to active duty. If significant numbers of such personnel are called to active duty, it could reduce the supply of such workers and likely increase our labor costs. Additionally, the addition of new aircraft types to our fleet or a sudden change in demand for a specific aircraft type, as happened with the Sikorsky S-92 aircraft type in response to the H225 grounding, may require us to retain additional pilots, mechanics and other flight-related personnel.
Brexit could adversely affect us.
In Europe, political uncertainty has created financial, legal and economic uncertainty, most recently as a result of Brexit. The U.K. formally exited the E.U. on January 31, 2020. On December 24, 2020, the U.K. and E.U. agreed to a trade deal (the “Trade and Cooperation Agreement”), which was ratified by the U.K. on December 30, 2020. The Trade and Cooperation Agreement is subject to formal approval by the European Parliament and the Council of the European Union before it comes into effect and has been applied provisionally since January 1, 2021. The Trade and Cooperation Agreement allows the U.K and E.U. to continue trading without tariffs or quotas; however, the movement of goods between the U.K. and the remaining member states of the E.U. may be subject to additional inspections and documentation checks. In addition, there are still a number of areas of uncertainty in connection with the future of the U.K. and its relationship with the E.U. and the application and interpretation of the Trade and Cooperation Agreement, and Brexit-related matters may take several years to be clarified and resolved. In particular, the Trade and Cooperation Agreement only covers the trade of goods and, therefore, uncertainly remains over the U.K.’s long-term trading of services relationship with the E.U. At this time, we cannot predict the potential impact of Brexit on our business. However, the economic consequences of Brexit, including the possible repeal of open-skies agreements, could have a material adverse effect on our business.
Further, many of the structural issues facing the E.U. following the global financial crisis of 2008 remain (some of which have been exacerbated by the COVID-19 pandemic), and problems could resurface that could affect market conditions and, possibly, our business, financial results and liquidity, particularly if they lead to the exit of one or more countries from the European Monetary Union (the “EMU”) or the exit of additional countries from the E.U. If one or more countries exited the EMU, there would be significant uncertainty with respect to outstanding obligations of counterparties and debtors in any exiting country, whether sovereign or otherwise, and it would likely lead to complex and lengthy disputes and litigation. Additionally, it is possible that political events in Europe could lead to the complete dissolution of the EMU or E.U. The partial or full breakup of the EMU or E.U. would be unprecedented and its impact highly uncertain, including with respect to Bristow’s business, financial results and liquidity.
Adverse results of legal proceedings could materially and adversely affect our business, financial condition and results of operations.
We are currently subject to and may in the future be subject to legal proceedings and claims that arise out of the ordinary conduct of our business. Results of legal proceedings cannot be predicted with certainty. Irrespective of merit, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention.

We may face significant monetary damages or injunctive relief against us that could materially adversely affect a portion of our business operations or materially and adversely affect our business, financial condition and results of operations should we not prevail in certain matters.
We are increasingly dependent on information technology, and if we are unable to protect against service interruptions, data corruption, cyberattacks or network security breaches, our operations could be disrupted and our business could be negatively impacted.
Our business is increasingly dependent upon information technology networks and systems to process, transmit and store electronic and financial information, to capture knowledge of our business, and to communicate within the Company and with customers, suppliers, partners and other stakeholders. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, cyberattacks, telecommunication failures, user errors or catastrophic events. Our information technology systems are becoming increasingly integrated on a global basis, so damage, disruption or shutdown to the system could result in a more widespread impact. If our information technology systems suffer severe damage, disruption or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience business disruptions and transaction errors causing a material adverse effect on our business, financial condition and results of operations.
In addition, a breach or failure of our information technology systems could lead to potential unauthorized access and disclosure of confidential information, including the personally identifiable information of our customers and employees, or violations of privacy or other laws. Any such breach could also lead to data loss, data corruption, communication interruption or other operational disruptions within our business. There is no assurance that we will not experience cyberattacks or security breaches and suffer losses in the future. As the methods of cyberattacks or security breaches continue to evolve and become more sophisticated, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any such event. Furthermore, the continuing and evolving threat of cyberattacks and security breaches has resulted in increased regulatory focus on prevention. To the extent we are subject to increased regulatory requirements, we may be required to expend additional resources to meet such requirements.
If we identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. For a discussion of the material weakness and our remediation efforts, see Item 9A, Controls and Procedures, in this Annual Report on Form 10-K for the fiscal year ended March 31, 2021.
Failure to develop or implement new technologies could affect our results of operations.
Many of the aircraft that we operate are characterized by changing technology, introductions and enhancements of models of aircraft and services and shifting client demands, including technology preferences. Our future growth and financial performance will depend in part upon our ability to develop, market and integrate new services and to accommodate the latest technological advances and client preferences. In addition, the introduction of new technologies or services that compete with our services could result in our revenue decreasing over time. If we are unable to upgrade our operations or fleet with the latest technological advances in a timely manner, or at all, our business, financial condition and results of operations could suffer.

Increasing attention to environmental, social and governance matters may impact our business, financial results or stock price.
In recent years, increasing attention has been given to corporate activities related to environmental, social and governance (“ESG”) matters in public discourse and the investment community. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including through the investment and voting practices of investment advisers, proxy advisory firms, public pension funds, universities and other members of the investing community. These activities include increasing attention and demands for action related to climate change, promoting the use of substitutes to fossil fuel products and encouraging the divestment of companies in the oil and gas industry. These activities are especially relevant to us in light of our participation in the energy industry and therefore could reduce demand for our services, reduce our profits, increase the potential for investigations and litigation, impair our brand and have negative impacts on the price of our common stock and access to capital markets.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings systems for evaluating companies on their approach to ESG matters. These ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital.
Negative publicity may adversely impact us.
Media coverage and public statements that insinuate improper actions by us, our unconsolidated affiliates or other companies in our industry, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation or governmental investigations by regulators. Specifically, accidents involving any aircraft operated by us or a third-party operator could cause substantial adverse publicity affecting us specifically or our industry generally and could lead to the perception that our aircraft are not safe or reliable.
Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs and divert resources. Negative publicity may have an adverse impact on our reputation, the morale of our employees and the willingness of passengers to fly on our aircraft and those of our competitors, which could adversely affect our business, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our executive offices are located in Houston, Texas. We also maintain offices and operating facilities in all four operating regions and residential locations near our operating bases which are primarily used for housing pilots and staff supporting those operations. The majority of the bases from which we operate are leased, with remaining terms of between one and fifty eight years.
Our principal physical properties are helicopters, which are more fully described in Item 1, - “Business - Equipment and Services” in this Annual Report.

Bases
Bristow maintains operating bases strategically located across all four regions allowing us to provide point to point transportation and operational support services to our customers. As of March 31, 2021, we operated out of 40 bases globally.

Number of Bases
Europe Caspian:
Norway	4
U.K.	3
U.K. SAR	10
Americas
Brazil	3
Latin America - Other(1)	5
U.S. Gulf of Mexico	9
Africa
Nigeria	4
Asia Pacific
Australia(2)	2
Total	40
________________________
(1) Includes bases in Colombia, Guyana, Suriname and Trinidad
(2)As of May 21, 2021, we maintained one base in Australia.

ITEM 3.	LEGAL PROCEEDINGS
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
Other Matters
Although infrequent, aircraft accidents have occurred in the past, and the related losses and liability claims have been covered by insurance subject to various risk retention factors. Bristow is also a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to Bristow’s financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Officers of Bristow Group serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of Bristow Group as of May 21, 2021 were as follows:

Name	Age	Position
Christopher Bradshaw	44	President and Chief Executive Officer
David Stepanek	55	Executive Vice President, Sales and Chief Transformation Officer
Alan Corbett	63	Senior Vice President, Europe, Africa, Middle East, Asia & Australia & SAR
Crystal Gordon	42	Senior Vice President, General Counsel
Jennifer Whalen	47	Senior Vice President, Chief Financial Officer
Chris Gillette	39	Vice President, Chief Accounting Officer
Christopher Bradshaw has served as a Director and our President and Chief Executive Officer since June 2020. He previously served as President and Chief Executive Officer of Era from November 2014 to June 2020 and Chief Financial Officer from October 2012 to September 2015. Mr. Bradshaw was appointed a director of Era in February 2015. He served as Era’s Acting Chief Executive Officer from August 2014 to November 2014. From 2009 until 2012, Mr. Bradshaw served as Managing Partner and Chief Financial Officer of U.S. Capital Advisors LLC, an independent financial advisory firm that he co-founded. Prior to co-founding U.S. Capital Advisors LLC, Mr. Bradshaw was an energy investment banker at UBS Securities LLC, Morgan Stanley & C o., and PaineWebber Incorporated.
David Stepanek has served as our Executive Vice President, Sales and Chief Transformation Officer since April 2021. In this role, Mr. Stepanek has responsibility for all sales, marketing and commercial functions of the Company’s business, focusing on both the Company’s existing end markets and the transformation of the Company’s business mix through strategic diversification into new markets. Mr. Stepanek served as our Executive Vice President, Chief Operating Officer from June 2020 until April 2021. He previously served as Senior Vice President, Business Development of Era when he joined Era in January 2020. From 2010 through 2019, Mr. Stepanek held positions within PHI, Inc., most recently having served as President, PHI Americas, responsible for the overall performance and direction of PHI’s U.S. and international operations in the Western Hemisphere. Before becoming President PHI Americas, he served as PHI, Inc. Chief Commercial Officer and led the company’s growth in the U.S. Gulf of Mexico and international expansion including the acquisition of HNZ Group’s offshore helicopter business. Before joining PHI in 2010, Mr. Stepanek held a variety of leadership positions at Era. After four years’ service in the U.S. Marine Corps as a heavy lift helicopter avionics technician, Mr. Stepanek moved to Sikorsky as an avionics technician and field service representative; he was subsequently promoted and contributed to the sales and product development of the S-76 and S-92 aircraft, amongst many other roles.
Alan Corbett has served as our Senior Vice President for Europe, Africa, Middle East, Asia, Australia and SAR since June 2020. Mr. Corbett is responsible for the Company’s operations in Australia, Nigeria, Norway and the U.K. Mr. Corbett is also responsible for the Company’s SAR operations. Mr. Corbett served in a similar role at Old Bristow from June 2018 to June 2020. He previously served as Old Bristow’s Vice President, EAMEA from June 2017 to June 2018. Before that, he served as Old Bristow’s Region Director of the Europe Caspian Region from April 2015 to June 2017 and Region Director of the Europe Business Unit (EBU) from August 2014 to March 2015, in which capacities he had commercial and operational oversight of the region, including the successful transition to a fully Bristow-operated U.K. SAR service. Prior to joining Old Bristow in August 2014, Mr. Corbett worked since 1985 in a number of management positions with Baker Hughes Incorporated, including vice president positions in the Middle East, Asia Pacific and Africa, most recently serving as Vice President, Sub Sahara Africa from 2011 to 2014.
Crystal Gordon has served as our Senior Vice President, General Counsel and Corporate Secretary since June 2020. In this role, Ms. Gordon is responsible for legal, compliance, collective bargaining agreements, government relations and contract review and management. Previously, she served as Senior Vice President, General Counsel & Chief Administrative Officer for Era when she joined in January 2019. From 2011 through 2018, Ms. Gordon served as the Executive Vice President, General Counsel and Corporate Secretary of Air Methods Corporation, an emergency air medical company operating over 400 aircraft throughout the U.S. Prior to her appointment at Air Methods Corporation, Ms. Gordon worked in private practice as a corporate and securities lawyer with Davis, Graham and Stubbs LLP, in Denver, Colorado. Ms. Gordon served in several compliance roles in the financial services industry prior to attending law school. She attended the University of Denver for law school and received a bachelor’s degree in biology from Santa Clara University.
Jennifer Whalen has served as our Senior Vice President, Chief Financial Officer since June 2020. In this role, Ms. Whalen is responsible for company accounting, financial reporting, investor relations, strategy and M&A, tax, IT and other financial aspects of the Company. Previously, she served as the Senior Vice President, Chief Financial Officer for Era since February 2018. Ms. Whalen served as Era’s Vice President and Chief Accounting Officer from August 2013 until her appointment as Vice President, Acting Chief Financial Officer in June 2017. Ms. Whalen joined Era as Controller in April 2012. From August 2007 to March 2012, she served in several capacities at nLIGHT Photonics Corporation, a supplier of high-performance lasers, including as Director of Accounting. Prior to these roles, she served as the Manager of Accounting at InFocus Corporation for over two years. After serving in the U.S. military, Ms. Whalen started her career in public accounting in the assurance practice group at PricewaterhouseCoopers for approximately five years. She received a B.S. in Accounting from Alabama A&M University and a master’s degree in Accounting from the University of Southern California.
Chris Gillette has served as our Vice President, Chief Accounting Officer (CAO) since June 2020. The CAO role is the principal accounting officer responsible for company accounting operations, financial reporting, and other financial aspects of the company. Prior to this role, Chris served as Chief Accounting Officer effective April 2019. Chris joined Bristow in February 2016 as Director of Global Accounting and was subsequently promoted to Director of Global Accounting and Shared Services in May 2016. Before joining Bristow, Chris served as Corporate Controller at Era Group Inc. He started his career at KPMG LLP, serving in various audit and advisory roles up to Senior Manager, focused primarily on SEC reporting clients. Chris is a Certified Public Accountant in Texas and holds a bachelor's degree in Business Administration and a master's degree in Professional Accounting from The University of Texas at Austin.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our Common Stock is listed on the NYSE under the trading symbol “VTOL.” On May 21, 2021, the closing price per share of our Common Stock as reported on the NYSE was $28.20.
Holders of Record
As of May 21, 2021, there were 133 holders of record of our Common Stock.
Dividend Policy
We have not declared or paid any cash dividends on our Common Stock. We do not expect to pay any cash dividends in the foreseeable future.
Company Purchases of Equity Securities
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the fourth quarter of fiscal year 2021:

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
January 1, 2021 - January 31, 2021	—	$—	—	$65,008,932
February 1, 2021 - February 28, 2021	—	$—	—	$65,008,932
March 1, 2021 - March 31, 2021	17,658	$27.89	—	$65,008,932
___________________________
(1)Reflects shares purchased in connection with the surrender of shares by employees to satisfy certain tax withholding obligations. These repurchases are not a part of our publicly announced plan and do not affect our Board-approved share repurchase program.
(2)On September 16, 2020, the Board authorized a stock repurchase plan providing for the repurchase of up to $75.0 million of the Company's common stock. Repurchases under the program may be made in the open market, including pursuant to a Rule 10b5-1 plan, by block repurchases, in private transactions (including with related parties) or otherwise, from time to time, depending on market conditions. The share repurchase program has no expiration date and may be suspended or discontinued at any time without notice.

Performance Graph
    The following graph shows a comparison from March 31, 2016 through March 31, 2021 of the cumulative total return for our Common Stock, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”), the Standard & Poor’s Oil & Gas Equipment Select Industry Index and our peer group(1). The graph assumes that $100 was invested at the market close on March 31, 2016.
During the fiscal year ended March 31, 2021, we changed our peer group to include Air Transport Services Group Inc., Allegiant Travel Company, Atlas Air Worldwide Holdings Inc., Core Laboratories NV, Forum Energy Technologies Inc., Helix Energy Solutions Group Inc., Kirby Corporation, Matson Inc., MRC Global Inc., Newpark Resources Inc., Oceaneering International Inc., Oil States International Inc., SkyWest Inc., Spirit Airlines Inc., Transocean Ltd. based on their industry and similar market capitalization.
Our former peer group included Air Transport Services Group Inc., Allegiant Travel Company, Atlas Air Worldwide Holdings Inc., Basic Energy Services Inc., CARBO Ceramics Inc., Hornbeck Offshore Services Inc., Key Energy Services Inc., Newpark Resources, Inc., SEACOR Holdings Inc. and Tidewater Inc. The decision to change our peer group was primarily due to the delisting of the companies that made up our former peer group as a result of Chapter 11 proceedings, private equity purchases, the Merger and market consolidations involving some of the former peer group companies.
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Bristow Group under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our financial condition and results of operations for the fiscal years ended March 31, 2021, 2020 and 2019. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes and the other financial information included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Item 1.A. Risk Factors” and elsewhere in this Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.
As a result of the adoption of fresh-start accounting, the Company’s consolidated financial statements subsequent to October 31, 2019 (“Successor”) may not be comparable to the consolidated financial statements prior to October 31, 2019 (“Predecessor”). The results of operations as reported in the Consolidated Financial Statements are reported separately for each of these periods in accordance with accounting principles generally accepted in the United States of America ("GAAP"), however, the results of operations for the periods from April 1, 2019 to October 31, 2019 (Predecessor) and from November 1, 2019 to March 31, 2020 (Successor), cannot adequately be compared against the twelve months ended March 31, 2021, without combining the 2019 Predecessor and Successor periods. The combined results for the year ended March 31, 2020, which are referred to herein as results for the "year ended March 31, 2020," represent the sum of the reported amounts for the Predecessor periods from April 1, 2019 through October 31, 2019, and the Successor period from October 31, 2019 through March 31, 2020. These combined results are not considered to be prepared in accordance with GAAP and have not been prepared on a pro forma basis in accordance with Article 11 of Regulation S-X.
In the discussions that follow, the terms “Current Year” and “Prior Year” refer to the twelve months ended March 31, 2021 (Successor) and 2020 (Combined), respectively. For discussion of year-to-year comparisons between the twelve months ended March 31, 2020 (Combined) and the twelve months ended March 31, 2019 (Predecessor), see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s joint proxy and consent solicitation statement/prospectus (File No. 333-237557), filed with the SEC on May 5, 2020 (the “Joint Proxy Statement/Prospectus”).
Overview
We are the leading global provider of vertical flight solutions, primarily providing aviation services to a broad base of major integrated, national and independent energy companies and government agencies. Our helicopters are primarily used to transport personnel to, from and between offshore oil and gas production platforms, drilling rigs and other installations. In the fiscal years ended March 31, 2021, 2020 and 2019, approximately 72%, 73% and 69%, respectively, of our operating revenues were derived from oil and gas services.
We conduct our business out of one segment, aviation services, and serve customers in Australia, Brazil, Canada, Chile, Colombia, Guyana, India, Mexico, Nigeria, Norway, Spain, Suriname, Trinidad, the U.K. and U.S.
In addition to providing aviation services to the offshore energy industry, we also provide commercial SAR services in multiple countries and public sector SAR services in the U.K. In the fiscal years ended March 31, 2021, 2020 and 2019, approximately 20%, 18% and 18%, respectively, of our operating revenues were derived from U.K. SAR services while approximately 8%, 9% and 13% were from fixed wing and other services.
Recent Developments
Achievement of Part CAMO Designation
In March 2021, Bristow became the first helicopter operator in the UK to achieve the Continued Airworthiness Management Organization certification (“Part CAMO”), a new mandatory international aviation safety standard designed to ensure the airworthiness of our aircraft, well ahead of the required compliance date of August 2021, underscoring our commitment to safety and industry leadership.
Part CAMO includes new procedures, which for the first time formally require the establishment, implementation and maintenance of a management system that includes safety management and compliance monitoring of those responsible for airworthiness operations as determined by the Civil Aviation Authority, following European Aviation Safety Agency guidelines. While the use of a management system has been mandatory for operators for several years, Part CAMO includes a comprehensive requirement for airworthiness organizations.
Closing of $400 Million Senior Secured Notes and Repayment of Term Loans
In February 2021, we closed a private offering of $400 million aggregate principal amount of 6.875% senior secured notes due 2028 (the “6.875% Senior Notes”). We used a portion of the net proceeds from the offering of the 6.875% Senior Notes, together with cash on hand, to repay approximately $152.0 million with respect to our secured equipment term loan with Macquarie Bank Limited and approximately $200.7 million with respect to our term loans with PK AirFinance S.à r.l. (collectively, the "Term Loans"). We also used a portion of the net proceeds together with cash on hand, to redeem our 7.750% Senior Notes due 2022 with an aggregate principal amount of approximately $132.0 million outstanding. This transaction strengthens our financial position and enhances our strategic and operational flexibility. This new financing results in a simpler capital structure, extends our debt maturities, reduces mandatory amortization requirements, and significantly reduces operational friction costs, all of which we believe enhances Bristow's credit profile and future access to capital.
COVID-19
The COVID-19 pandemic has resulted in a global crisis, with many countries placing restrictions on national and international travel and instituting other measures, including, among other things, reducing or eliminating public gatherings by placing limits on such events, shuttering non-essential stores and services, encouraging voluntary quarantines and imposing involuntary quarantines, in an effort to reduce and slow the spread of COVID-19. The long-term impact of COVID-19 on the global economy is not yet known, but it has had a significant influence on economic activity and likely will continue to have a significant impact on the global economy in the near-to-medium-term, which in turn can cause volatility in global markets, generally, and in oil and natural gas prices, more specifically. Financial markets have also experienced significant volatility.
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
Together with our customers, we have implemented several measures at our bases, based upon guidance from local public health authorities, to help protect employees and customers, including, but not limited to, measures to restrict access to sites, medical screenings/questionnaires prior to all flights, enhanced sanitization of aircraft and equipment, modification of aircraft and special protocols on travel and passenger transport, and we are also monitoring developments that may require or cause us to modify actions as appropriate. Many of our employees are deemed “essential” in the regions in which they operate and therefore may continue performing their jobs notwithstanding guidance or orders of general applicability issued by governments requiring businesses to close, persons to shelter in place, borders to close and other similar actions. In addition, we have developed and are offering customers COVID-19 medevac transport in certain regions. As of May 2021, a number of our personnel in certain parts of the world have received the COVID-19 vaccine.
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

For pro forma consolidated financial statements of the Company giving effect to the Merger, refer to the unaudited pro forma combined financial information filed as Exhibit 99.2 to our fiscal year 2020 Financial Statements.
Lines of Service
Oil and Gas. The offshore oil and gas market is highly cyclical with demand highly correlated to the price of oil and gas, which tends to fluctuate depending on many factors, including global economic activity, levels of inventory and overall demand. In addition to the price of oil and gas, the availability of acreage and local tax incentives or disincentives and requirements for maintaining interests in leases affect activity levels in the oil and gas industry. Price levels for oil and gas by themselves can cause additional fluctuations by inducing changes in consumer behavior. The four main regions where we offer oil and gas transportation services are Europe Caspian, Americas, Africa and Asia Pacific.
U.K. SAR Services. Since 2015, we have been providing SAR services in the U.K. on behalf of the MCA using a mix of U.K. SAR configured S-92s and AW189s. The recently extended U.K. SAR contract will run through December 31, 2026.
Fixed Wing Services. Our fixed wing services are currently operating in Australia and Nigeria, providing regular passenger transport (scheduled airline service with individual ticket sales) and charter services.
Other Activities and Services. In order to diversify sources of our earnings and cash flow, we deploy a number of helicopters in support of other industries and activities, one of which includes entering into lease arrangements for our helicopters with operators primarily located in international markets such as Mexico, India, Chile and Spain. The helicopters are contracted to local helicopter operators, which often prefer to lease helicopters rather than purchase them. Leasing affords us the opportunity to access new markets without significant initial infrastructure investment and generally without ongoing operating risk.
Market Outlook
The offshore oil and gas market is highly cyclical with demand linked to the price of oil and gas. The prices of oil and gas are critical factors in our customers’ investment and spending decisions. The price of crude oil had been range-bound for a number of years and then the COVID-19 pandemic further devastated the global oil and gas industry, which negatively impacted the cash flow of our customers and has led them to reduce capital and operational expenditures from prior levels, including reductions related to offshore exploration, development and production activities. This resulted in reduced oil and gas project sanctioning and total committed spending during the 2020 calendar year. Postponed plans and total sanctioning by oil and gas producers is however expected to recover in late 2021 and cause the total value of final investment decisions (FIDs) to double next year and exceed pre-pandemic levels in 2022 according to Rystad Energy Research published in September 2020.
We generate a vast majority of our operating revenues from contracts supporting our oil and gas customers’ offshore production operations, which have long-term transportation requirements. Production activities are typically less cyclical than the exploration and development activities. Production platforms remain in place over the long-term and are relatively unaffected by economic cycles, as the marginal cost of operation is low. If there are additional declines in the price of oil and gas, there could be a delay or cancellation of planned offshore projects impacting our operations in future periods.
The remainder of our oil and gas revenues primarily comes from transporting personnel to, from and between offshore drilling rigs. Deepwater activity continues to be a significant segment of the global offshore oil and gas markets and typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the energy companies using relatively conservative assumptions relating to oil and gas prices. Although these projects are considered to be less susceptible to short-term fluctuations in the price of oil and gas compared to shorter cycle projects, persistently low crude oil prices over the last several years caused these companies to reevaluate their future capital expenditures with respect to deepwater projects and resulted in the rescaling, delay or cancellation of planned offshore projects, which could continue to impact our operations in future periods.
The SAR market is continuing to evolve, and we believe further outsourcing of public SAR services and other government contract work will become available to the private sector in the future, although the timing of these opportunities is uncertain. The duration of these contracts generally lasts for ten or more years with options for renewal. Additionally, advances in offshore wind turbine technology, wind farm development, and operating costs are now cost competitive with other forms of power generation hence creating opportunities for our business. The UK, Germany and China represent the largest portions of the current installed base of wind farms, but the U.S., Taiwan, Japan, Korea and Vietnam are expected to ramp up installations significantly between now and 2030 with continued growth in Europe and China, making offshore wind a significant global opportunity over the next decade and beyond.
We believe that we are well positioned to serve the market for support of offshore wind energy.
Components of Revenues and Expenses
We derive our revenues primarily from operating equipment, and our profits depend on our cost of capital, the acquisition costs of assets, our operating costs and our reputation. A majority of our revenues are generated through two types of contracts: helicopter services and fixed wing services. Revenues are recognized when control of the identified distinct goods or services has been transferred to the customer, the transaction price is determined and allocated to the satisfied performance obligations and we have determined that collection has occurred or is probable of occurring. Cost reimbursements from customers are recorded as reimbursable revenue with the related reimbursed cost recorded as reimbursable expense on our consolidated statements of operations.
Operating revenues recorded under our oil and gas line of service are primarily generated from offshore oil and gas exploration, development and production activities with fixed-term contracts generally ranging between one to five years, subject to provisions permitting early termination by customers. Customers are invoiced on a monthly basis with payment terms of 30 to 60 days. Revenues are typically earned through a combination of fixed monthly fees plus an incremental charge based on flight hours flown. Charter revenues are typically earned through either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate with a minimum number of hours to be charged daily.
Our customers for SAR services include both the oil and gas industry, where our revenues are primarily dependent on our customers’ operating expenditures, and governmental agencies, where our revenues are dependent on a country’s desire to privatize SAR and enter into long-term contracts. Operating revenues for these emergency response services are earned through a fixed monthly fee plus an incremental charge for flight hours flown, and charter revenues are typically earned through an hourly rate with a minimum number of hours to be charged daily.
We derive revenues from our fixed wing line of service by providing transportation services through passenger transport and charter services, with ticket sales recorded under deferred revenues on our consolidated balance sheet. Revenues are recognized over time at the earlier of the period in which the service is provided or the period in which the right to travel expires; this is determined by the terms and conditions of the ticket. For scheduled charter services, our contracts typically include variable rates based on the number of passengers, flights or flight hours. These agreements may also include a monthly standing charge; however, this is much less common as compared to helicopter contracts. Both chartered and scheduled airline services revenues are recognized net of passenger taxes and discounts.
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

The aggregate cost of our operations depends primarily on the size and asset mix of the fleet. Our operating costs and expenses are grouped into the following categories:
•personnel (includes wages, benefits, payroll taxes and savings plans);
•repairs and maintenance (primarily routine activities and hourly charges for PBH maintenance contracts that cover helicopter refurbishments and engine and major component overhauls that are performed in accordance with planned maintenance programs);
•insurance (including the cost of hull and liability insurance premiums and loss deductibles);
•fuel;
•leased-in equipment (includes the cost of leasing helicopters and equipment); and
•other (primarily base expenses, property, sales and use taxes, communication costs, freight expenses, and other).

Results of Operations
The following table presents our operating results and other statement of operations information for the twelve months ended March 31, 2020 and 2021, (in thousands, except percentages):

	Twelve Months Ended March 31, 2020
	Seven Months Ended October 31, 2019	Five Months Ended March 31, 2020	Twelve Months Ended March 31, 2020	Fiscal Year Ended March 31, 2021	Favorable (Unfavorable)
	Predecessor	Successor	Combined	Successor
Revenues:
Operating revenues	$722,919	$467,725	$1,190,644	$1,139,024	$(51,620)	(4.3)%
Reimbursable revenues	34,304	18,038	52,342	39,038	(13,304)	(25.4)%
Total revenues	757,223	485,763	1,242,986	1,178,062	(64,924)	(5.2)%

Costs and expenses:
Operating expenses
Personnel	190,805	130,111	320,916	313,561	7,355	2.3%
Repairs and maintenance	140,069	102,327	242,396	233,468	8,928	3.7%
Insurance	9,590	6,441	16,031	21,422	(5,391)	(33.6)%
Fuel	43,479	25,231	68,710	45,206	23,504	34.2%
Leased-in equipment	97,585	49,162	146,747	116,642	30,105	20.5%
Other	88,312	57,365	145,677	120,874	24,803	17.0%
Total operating expenses	569,840	370,637	940,477	851,173	89,304	9.5%
Reimbursable expenses	33,023	17,683	50,706	38,789	11,917	23.5%
Prepetition restructuring charges	13,476	—	13,476	—	13,476	nm
General and administrative expenses	88,392	64,960	153,352	153,270	82	0.1%
Restructuring costs	4,539	227	4,766	25,773	(21,007)	nm
Merger-related costs	—	6,330	6,330	42,842	(36,512)	nm
Depreciation and amortization	70,864	28,238	99,102	70,078	29,024	29.3%
Total costs and expenses	780,134	488,075	1,268,209	1,181,925	86,284	6.8%
Loss on impairment	(62,101)	(9,591)	(71,692)	(91,260)	(19,568)	nm
Loss on disposal of assets	(3,768)	(451)	(4,219)	(8,199)	(3,980)	nm
Earnings from unconsolidated affiliates, net	6,589	7,262	13,851	426	(13,425)	nm
Operating loss	(82,191)	(5,092)	(87,283)	(102,896)	(15,613)	(17.9)%

Interest income	822	662	1,484	1,293	(191)	(12.9)%
Interest expense	(128,658)	(22,964)	(151,622)	(51,259)	100,363	66.2%
Loss on extinguishment of debt	—	—	—	(29,359)	(29,359)	nm
Reorganization items, net	(617,973)	(7,232)	(625,205)	1,577	626,782	nm
Loss on sale of subsidiaries	(55,883)	—	(55,883)	—	55,883	nm
Change in fair value of preferred stock derivative liability	—	184,140	184,140	15,416	(168,724)	(91.6)%
Bargain purchase gain	—	—	—	81,093	81,093	nm
Other, net	(3,501)	(9,956)	(13,457)	27,495	40,952	nm
Total other income (expense)	(805,193)	144,650	(660,543)	46,256	706,799	nm
Income (loss) before benefit (provision) for income taxes	(887,384)	139,558	(747,826)	(56,640)	691,186	92.4%
Benefit (provision) for income taxes	51,178	(482)	50,696	355	(50,341)	(99.3)%
Net income (loss)	(836,206)	139,076	(697,130)	(56,285)	640,845	91.9%
Net (income) loss attributable to noncontrolling interests	(208)	152	(56)	191	247	nm
Net income (loss) attributable to Bristow Group Inc.	$(836,414)	$139,228	$(697,186)	$(56,094)	$641,092	92.0%

Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the applicable periods (in thousands):

	Twelve Months Ended March 31, 2020
	Seven Months Ended October 31, 2019	Five Months Ended March 31, 2020	Twelve Months Ended March 31, 2020	Fiscal Year Ended March 31, 2021	Favorable (Unfavorable)
	Predecessor	Successor	Combined	Successor
Oil and gas:
Europe Caspian	$266,477	$177,085	$443,562	$391,921	$(51,641)	(11.6)%
Americas	137,781	97,670	235,451	328,489	93,038	39.5%
Africa	96,615	61,318	157,933	93,285	(64,648)	(40.9)%
Asia Pacific	22,459	5,117	27,576	11,831	(15,745)	(57.1)%
Total oil and gas	523,332	341,190	864,522	825,526	(38,996)	(4.5)%
UK SAR Services	128,436	90,574	219,010	225,328	6,318	2.9%
Fixed Wing Services	70,755	35,579	106,334	73,751	(32,583)	(30.6)%
Other	396	382	778	14,419	13,641	nm
	$722,919	$467,725	$1,190,644	$1,139,024	$(51,620)	(4.3)%
Current Twelve Months compared to Prior Year Twelve Months
Operating Revenues. Operating revenues were $51.6 million lower in the twelve months ended March 31, 2021 (the “Current Year”) compared to the twelve months ended March 31, 2020 (the “Prior Year”).
Operating revenues from oil and gas operations were $39.0 million lower in the Current Year.
Operating revenues from oil and gas operations in Africa were $64.6 million lower primarily due to lower utilization.
Operating revenues from oil and gas operations in the Europe Caspian region were $51.6 million lower in the Current Year. Revenues in the U.K. decreased $32.5 million primarily due to lower utilization, partially offset by the strengthening of the GBP relative to the U.S. dollar. Revenues in Norway decreased $14.3 million primarily due to lower utilization and the weakening of the NOK relative to the U.S. dollar. Revenues in Turkmenistan decreased $4.7 million due to the end of customer contracts.
Operating revenues from oil and gas operations in the Asia Pacific region were $15.7 million lower in the Current Year. Revenues in Australia decreased $10.0 million primarily due to lower utilization. In addition, the Prior Year included revenues of $5.6 million related Aviashelf, which was sold during the Prior Year.
Operating revenues from oil and gas operations in the Americas were $93.0 million higher in the Current Year primarily due to the Merger. These increases were partially offset by lower utilization in the U.S. Gulf of Mexico and Trinidad. Revenues in Canada were $6.8 million lower due to to the change in revenue recognition method for leases to Cougar to cash basis recognition, which was effective at the beginning of the fourth quarter of the Current Year.
Operating revenues from U.K. SAR services were $6.3 million higher in the Current Year primarily due to the strengthening of the GBP relative to the U.S. dollar.
Operating revenues from fixed wing services decreased by $32.6 million in the Current Year. Revenues from fixed wing services in the U.K. were $12.8 million lower primarily due to the sale of Eastern Airways International Limited (“Eastern Airways”) during the Prior Year. Revenues from fixed wing services in Africa and Australia were $10.8 million and $9.0 million lower, respectively, primarily due to lower utilization.
Operating revenues from other services were $13.6 million higher due to the Merger and higher part sales.
Operating Expenses. Operating expenses were $89.3 million lower in the Current Year. Lease costs were $30.1 million lower in the Current Year primarily due to aircraft lease rejections in the Chapter 11 Cases prior to the Current Year, the absence of $10.8 million in net lease return costs incurred in the Prior Year and the return of leased helicopters during the

Current Year. Fuel expense was $23.5 million lower primarily due to a decrease in flight hours. Personnel costs were $7.4 million lower primarily due to the full-year benefit of pre-Merger headcount reduction. Maintenance costs were $8.9 million lower primarily due to lower power-by-the-hour (“PBH”) expense related to fewer flight hours, partially offset by an increase in PBH amortization costs related to the recognition of a PBH asset as a result of fresh-start accounting and the Merger. Other operating expenses decreased $24.8 million primarily due to the decrease in activity, including lower training, travel and freight costs. These decreases were partially offset by an increase in insurance costs of $5.4 million primarily due to increased premiums and deductibles related to hurricane damages.
Pre-Petition Restructuring Charges. In the Prior Year, the Company incurred $13.5 million in professional fees prior to the petition date related to the Chapter 11 Cases.
General and Administrative. General and administrative expenses were $0.1 million lower in the Current Year.
Merger-related costs. Merger-related costs of $42.8 million primarily consist of professional services fees and severance costs related to the Merger.
Restructuring costs. Restructuring costs of $25.8 million during the Current Year were primarily related to separation programs in our Africa region, which were not directly related to the Merger.
Depreciation and Amortization. Depreciation and amortization expense decreased by $29.0 million in the Current Year primarily due to the revaluation of assets in connection with the adoption of fresh-start accounting and fewer helicopters. Old Bristow recorded all property and equipment at fair value upon emergence from Chapter 11 and made certain changes to the useful lives and salvage value of assets.
Loss on Impairment. During the Current Year, the Company recognized a loss on impairment of $51.9 million related to its investment in Cougar, a loss on the impairment of its investment in Líder of $18.7 million, a loss on impairment of $12.9 million related to the write down of inventory and a loss on impairment of $7.8 million related to helicopters that were transferred to held for sale assets. During the Prior Year, the Company recognized a loss on the impairment of H225 aircraft of $42.0 million, $17.5 million for Airnorth goodwill and $2.6 million for Bristow’s investment in Sky Future Partners, all of which occurred in the Predecessor Period. During the Prior Year Successor Period, the Company also recognized a loss on the impairment for its investment in Líder of $9.6 million.
Loss on Disposal of Assets. During the Current Year, the Company sold eleven H225 heavy, 14 S-76C++ medium, two B412 medium, 19 B407 single engine helicopters, one H225 simulator, three fixed wing aircraft and other equipment for cash proceeds of $67.9 million and disposed of five S-76C++ helicopters via sales-type lease agreements, resulting in losses of $8.2 million. During the Prior Year, the Company sold four H225 heavy, three B412 medium helicopters, a fixed wing aircraft and other equipment, resulting in losses of $4.2 million.
Earnings from Unconsolidated Affiliates, net of Losses. During the Current Year, the Company recognized earnings of $0.4 million from equity investments compared to $13.9 million in the Prior Year. The Current Year includes $4.8 million of losses from Líder and $5.0 million lower earnings from Cougar.
Operating Loss. Operating loss as a percentage of revenues was (8.7)% in the Current Year compared to (7.0)% in the Prior Year. Operating loss in the Current Year was primarily due to losses on impairment, restructuring and merger-related costs. Operating loss in the Prior Year was primarily due to pre-petition restructuring costs, the recognition of lease return costs and the losses on impairments.
Interest Expense. Interest expense was $100.4 million lower in the Current Year. During the Prior Year, the Company incurred a $56.9 million expense related to the Chapter 11 Cases. Interest expense was also lower in the Current Year due to lower debt balances and the absence of the amortization of deferred financing fees as these fees were written-off as a result of Chapter 11. These decreases were partially offset by increased debt discount amortization related to the fair valuing of debt as a result of fresh-start and purchase price accounting.
Loss on extinguishment of debt. During the Current Year, in connection with the refinancing, the Company repaid existing term loans and redeemed its 7.750% senior unsecured notes due December 15, 2022 (the “7.750% Senior Notes”) and recognized a loss on extinguishment of debt of $29.4 million related to the write-off of associated discount balances and early repayment fees.
Reorganization Items, net. During the Current Year, the Company recognized a gain of $1.6 million related to the release of the rabbi trust which held investments related to the Company’s non-qualified deferred compensation plan for the Company’s former senior executives, partially offset by bankruptcy trustee fees. Reorganization items incurred in the Prior Year related to the Chapter 11 Cases and consisted of fresh-start accounting adjustments of $686.1 million, reorganization professional and other fees of $86.2 million, debt related expenses of $48.3 million, settlement charges related to the rejection of H175 helicopters of $31.8 million, lease termination costs of $30.2 million, write-off of corporate lease and leasehold improvements of $2.8 million, gain on settlement of liabilities subject to compromise of $265.6 million, and benefit from adjustment of allowed claim associated with return of four H225 helicopters of $1.9 million. During the Prior Year, the Company also incurred $6.5 million related to professional services fees for fresh start accounting and $0.7 million related to bankruptcy trustee fees.
Loss on sale of Subsidiaries. During the Prior Year, Old Bristow sold two subsidiaries, Eastern Airways and Aviashelf, resulting in losses of $46.9 million and $9.0 million, respectively.
Change in Fair Value of Preferred Stock Derivative. During the Current Year, the Company recognized a benefit of $15.4 million related to a decrease in the fair value of preferred stock derivative. During the Prior Year, Old Bristow recognized a benefit of $184.1 million related to a decrease in the fair value of preferred stock derivative.
Gain on Bargain Purchase. During the Current Year, the Company recognized a bargain purchase gain of $81.1 million related to the Merger. The net tangible and intangible assets acquired, and liabilities assumed in connection with the Merger, were recorded at their acquisition date fair values.  The excess of the fair value of Era’s identified assets acquired and liabilities assumed was recognized as a gain.
Other Income, net. Other income, net was $27.5 million in the Current Year compared to other expense, net of $13.5 million in the Prior Year. Other income in the Current Year was primarily due to other income related to Airnorth (government grants) of $11.5 million, net foreign exchange gains of $7.5 million as shown in the table below, a favorable interest adjustment to the Company’s pension liability of $3.8 million and insurance proceeds of $2.6 million. Other expense, net in the Prior Year was primarily due to net foreign exchange losses of $12.9 million as shown in the table below and an unfavorable interest adjustment to the Company’s pension liability of $0.6 million.

	Seven Months Ended October 31, 2019	Five Months Ended March 31, 2020	Twelve Months Ended March 31, 2020	Fiscal Year Ended March 31, 2021	Favorable (Unfavorable)
	Predecessor	Successor	Combined	Successor

Foreign currency gains (losses) by region:
Europe Caspian	$(5,392)	$(3,107)	$(8,499)	17,910	$(23,302)
Africa	(904)	1,075	171	(3,001)	2,097
Americas	1,007	(315)	692	(1,193)	2,200
Asia Pacific	(587)	(3,840)	(4,427)	6,296	(6,883)
Corporate and other	4,549	(5,390)	(841)	(12,537)	17,086
Foreign currency gains (losses)	(1,327)	(11,577)	(12,904)	7,475	(8,802)
Pension-related costs	(2,256)	1,658	(598)	3,837	(6,093)
Other	82	(37)	45	16,183	(16,101)
Other income (expense), net	$(3,501)	$(9,956)	$(13,457)	27,495	$(30,996)
Income Tax Benefit (Expense). Income tax benefit was $0.4 million in the Current Year compared to $50.7 million in the Prior Year Year primarily due to nondeductible expenses related to impairment of foreign investments, variability of earnings in different jurisdictions and the impact of valuation allowances.

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
Summary of Cash Flows

	Twelve Months Ended March 31, 2020
	Seven Months Ended October 31, 2019	Five Months Ended March 31, 2020	Twelve Months Ended March 31, 2020	Fiscal Year Ended March 31, 2021
	Predecessor	Successor	Combined	Successor
Cash flows provided by or (used in):
Operating activities	$(98,866)	$(9,513)	$(108,379)	$96,845
Investing activities	(58,718)	(17,770)	(76,488)	173,274
Financing activities	227,649	(25,132)	202,517	(245,617)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,406	1,010	3,416	7,456
Net increase (decrease) in cash, cash equivalents and restricted cash	$72,471	$(51,405)	$21,066	$31,958
Operating Activities
Cash flows provided by operating activities were $96.8 million during the Current Year compared to cash flows used in operating activities of $108.4 million during the Prior Year. The Prior Year was impacted by significant reorganization costs related to Chapter 11, with a net cash flow impact of approximately $89 million. The Current Year benefited from higher other income, primarily related to COVID-19 government relief grants and principal receipts on the Company’s sales-type leases. Operating income before depreciation and amortization, impairment charges, losses on asset dispositions, net and earnings from unconsolidated affiliates, net, was $2.9 million lower in the Current Year compared to the Prior Year. In the Current Year, lower operating expenses primarily due to lower lease costs and activity were partially offset by lower revenues, Merger-related costs and restructuring costs.
Cash paid for interest expense and income taxes was $32.3 million and $15.1 million, respectively, in the Current Year compared to $62.3 million and $17.1 million, respectively, in the Prior Year.
Investing Activities
During the Current Year, net cash provided by investing activities was $173.3 million primarily consisting of:
•Increase in cash from the Merger of $120.2 million,
•Proceeds of $67.9 million from the sale or disposal of fifty-four aircraft and certain other equipment, and
•Capital expenditures of $14.8 million primarily consisting of spare helicopter parts, facility improvements and information technology upgrades.
During the Prior Year, net cash used in investing activities was $76.5 million primarily consisting of:
•Capital expenditures of $77.7 million,
•Net payments of $22.5 million for the disposal of Eastern Airways, BHLL and Aviashelf,
•Proceeds of $19.5 million from the sale or disposal of three aircraft and certain other equipment, and
•Proceeds of $4.5 million from deposits on assets held for sale.

Financing Activities
During the Current Year, net cash used in financing activities was $245.6 million primarily consisting of:
•Proceeds of $400.0 million from the issuance of 6.875% Senior Notes,
•Net repayments of debt and redemption premiums of $623.9 million,
•Share repurchases of $15.3 million, and
•Debt issuance costs of $6.4 million related to the 6.875% Senior Notes.
During the Prior Year, net cash provided by financing activities was $202.5 million primarily consisting of:
•Borrowings under the Term Loan Agreement were $225.6 million,
•Proceeds from issuance of common and preferred stock were $385.0 million, partially offset by
•Debt issuance costs of $14.9 million,
•Net repayments of debt and other securities of $391.9 million, and
•Partial prepayment of put/call obligation of $1.3 million.
Short and Long-Term Liquidity Requirements
We anticipate that we will generate positive cash flows from operating activities and that these cash flows will be adequate to meet our working capital requirements. To support our capital expenditure program and/or other liquidity requirements, we may use any combination of operating cash flow, cash balances, issue debt or equity, ABL or other financing options.
Our availability of long-term liquidity is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, debt service, capital expenditures and a reasonable return on investment. While the COVID-19 pandemic, in general, and the related decrease in oil and natural gas prices, more specifically, have not had a material impact on our liquidity, a sustained environment of depressed oil and natural gas prices could affect capital spending for offshore oil and gas exploration, drilling and production, which in turn could affect our business and liquidity. As of March 31, 2021, we had $228.0 million of unrestricted cash and $56.1 million of remaining availability under our amended asset-backed revolving credit facility (the “ABL Facility”) for total liquidity of $284.1 million.
As of March 31, 2021, approximately 78% of our total cash balance was held outside the U.S. and is generally used to meet the liquidity needs of our non-U.S. operations. Most of our cash held outside the U.S. could be repatriated to the U.S., and any such repatriation could be subject to additional taxes. If cash held by non-U.S. operations is required for funding operations in the U.S., we may make a provision for additional taxes in connection with repatriating this cash, which is not expected to have a significant impact on our results of operations.
The significant factors that affect our overall liquidity include cash from or used to fund operations, capital expenditure commitments, debt service, pension funding, adequacy of bank lines of credit and the Company’s ability to attract capital on satisfactory terms.

The following table summarizes our contractual obligations and capital commitments and their aggregate maturities as of March 31, 2021 (in thousands):

		Fiscal Year Ending
	Total	2022	2023-2024	2025-2026	2027 and beyond
	(in thousands)
Contractual obligations:
Long-term debt(1)
Principal	$573,593	$15,972	$157,563	$58	$400,000
Interest	203,011	31,916	61,095	55,000	55,000
Other purchase obligations(2)	21,190	21,190	—	—	—
Aircraft operating leases	210,902	77,354	103,008	30,540	—
Other operating leases(3)	69,459	12,832	20,927	14,475	21,225
Capital purchase obligations(4)
Pension obligations(5)
Total contractual cash obligations	$1,078,155	$159,264	$342,593	$100,073	$476,225
Other commercial commitments:
Letters of credit	$19,420	$19,090	$330	$—	$—
Total commercial commitments	$1,097,575	$178,354	$342,923	$100,073	$476,225
_______________________
(1)Maturities of our borrowings, interest payments pursuant to such borrowings and a capital commitment fee on our ABL are based on contractual terms. Interest amounts represent the expected cash payments for interest on our long-term debt based on the interest rates in place and amounts outstanding as of March 31, 2021.
(2)Other purchase obligations primarily include purchase orders for helicopter inventory and non-cancelable PBH maintenance commitments. These commitments are for goods and services to be acquired in the ordinary course of business and are fulfilled by our vendors within a short period of time.
(3)Operating leases primarily include leases of facilities that have a remaining term in excess of one year.
(4)Capital purchase obligations as of March 31, 2021 represent commitments for the purchase of new helicopters. Of the total unfunded capital commitments, all may be terminated without further liability other than liquidated damages of $2.1 million in the aggregate. These commitments are not recorded as liabilities on our consolidated balance sheet as we had not yet received the goods or taken title to the property. See discussion of these purchase obligations below.
(5)See discussion of pension obligations below.
We believe our cash flows from operations and other sources of liquidity will be sufficient to meet our working capital needs and fulfill our debt obligations. While the COVID-19 pandemic has not had a material impact on our liquidity, management will continue to closely monitor our liquidity position, the credit markets and oil and gas prices in general.
Debt Obligations
Total principal debt balance as of March 31, 2021 (Successor) was $573.6 million primarily comprised of the 6.875% Senior Notes due in March 2028 and two tranches of the Lombard Debt due December 29, 2023 and January 30, 2024, respectively.
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
As of March 31, 2021, we had unfunded commitments of $85.3 million, primarily stemming from agreements to purchase eight new helicopters, consisting of three AW189 heavy helicopters and five AW169 light twin helicopters. We also had $1.3 million of deposits paid on options that have not yet been exercised. The AW189 helicopters are scheduled to be delivered in fiscal year 2022. Delivery dates for the AW169 helicopters have not been determined. In addition, we had outstanding options to purchase up to an additional ten AW189 helicopters. If these options were exercised, the helicopters would be delivered in fiscal year 2022 and 2023. All of all of our capital commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability other than aggregate liquidated damages of approximately $2.1 million.
We had $21.2 million of other purchase obligations representing non-cancelable PBH maintenance commitments and unfilled purchase orders for aircraft parts.
Lease Obligations
We have non-cancelable operating leases in connection with the lease of certain equipment, including leases for aircraft, and land and facilities used in our operations. The related lease agreements, which range from non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and can also include renewal options. As of March 31, 2021 (Successor), aggregate future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year, including leases for 44 aircraft, were as follows (in thousands):

	Aircraft	Other	Total
Fiscal year ending March 31,
2022	$77,354	$12,730	$90,084
2023	57,646	10,775	68,421
2024	45,362	9,948	55,310
2025	28,370	7,627	35,997
2026	2,170	6,644	8,814
Thereafter	—	21,055	21,055
	$210,902	$68,779	$279,681
During the fiscal years ended March 31, 2021 and 2020, we recognized $120.3 million and $151.6 million of operating lease expense, respectively.
Cash paid for amounts included in the measurement of lease liabilities during the fiscal year ended March 31, 2021 (Successor), was $112.6 million.
Pension Obligations
As of March 31, 2021 (Successor), we had recorded on our balance sheet a net $44.2 million pension liability related to the Bristow Helicopters Limited and Bristow International Aviation (Guernsey) Limited (“BIAGL”) pension plans. The liability represents the excess of the present value of the defined benefit pension plan liabilities over the fair value of plan assets that existed at that date. The minimum funding rules of the U.K. require the employer to agree to a funding plan with the plans’ trustee for securing that the pension plan has sufficient and appropriate assets to meet its technical provisions liabilities. In addition, where there is a shortfall in assets against this measure, we are required to make scheduled contributions in amounts sufficient to bring the plan up to fully-funded status as quickly as can be reasonably afforded. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees. The funding for defined benefit pension plans for the fiscal year ending March 31, 2022 is expected to be $18.0 million. The employer contributions for the pension plan for the Current Year, the Prior Year and the Predecessor Fiscal Year 2019 were £12.7 million ($16.2 million), £12.7 million ($16.6 million), and £12.8 million ($17.0 million), respectively.

Selected Financial Information on Guarantors of Securities
On February 25, 2021, Bristow Group Inc. (“the Parent”) issued its 6.875% Senior Notes due 2028 (the “Registered Notes”). The Registered Notes, issued under an indenture, are fully and unconditionally guaranteed as to payment by a number of subsidiaries of the Parent (collectively, the “Guarantors”). The Parent is a holding company with no significant assets other than the stock of its subsidiaries. In order to meet its financial needs and obligations, the Parent relies exclusively on income from dividends and other cash flow from such subsidiaries. The subsidiary guarantees provide that, in the event of a default on the Registered Notes, the holders of the Registered Notes may institute legal proceedings directly against the Guarantors to enforce the guarantees without first proceeding against the Parent.
None of the non-Guarantor subsidiaries of the Parent are under any direct obligation to pay or otherwise fund amounts due on the Registered Notes or the guarantees, whether in the form of dividends, distributions, loans or other payments. If such subsidiaries are unable to transfer funds to the Parent or Guarantors and sufficient cash or liquidity is not otherwise available, the Parent or Guarantors may not be able to make principal and interest payments on their outstanding debt, including the Registered Notes or the guarantees. We believe the following selected financial information of the Guarantors presents a sufficient financial position of Bristow Group Inc. to continue to fulfill its obligations under the requirements of the Registered Notes. This selected financial information should be read in conjunction with the accompanying consolidated financial statements and notes (amounts shown in thousands).

Successor
March 31, 2021

Current assets	$798,189
Non-current assets	$1,686,646
Current liabilities	$224,078
Non-current liabilities	$1,112,490

Successor
Twelve Months Ended March 31, 2021
Total revenues	$321,288
Operating income (expense)	$(362,903)
Net loss	$(386,951)
Net loss attributable to Bristow Group	$(386,994)
Contingencies
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
Critical Accounting Estimates
Critical accounting estimates are defined as those that are affected by significant judgments and uncertainties which could potentially result in materially different accounting under different assumptions and conditions. The Company has prepared the financial statements in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from those estimates under different assumptions or conditions. The following critical accounting estimates could potentially result in a material impact to our financial condition or operating results. The Company believes that of its significant accounting policies, as discussed in Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K, the following involve a higher degree of judgment and complexity.

Taxes. Our annual tax provision is based on expected taxable income, statutory rates and tax planning opportunities available to us in the various jurisdictions in which we operate. The determination and evaluation of our annual tax provision and tax positions involves the interpretation of the tax laws in the various jurisdictions in which we operate and requires significant judgment and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of income, deductions and tax credits. Changes in tax laws, regulations, agreements, tax treaties and foreign currency exchange restrictions or our level of operations or profitability in each jurisdiction would impact our tax liability in any given year. We also operate in many jurisdictions where the tax laws relating to the offshore oil service industry are open to interpretation which could potentially result in tax authorities asserting additional tax liabilities. While our annual tax provision is based on the best information available at the time, a number of years may elapse before the ultimate tax liabilities in the various jurisdictions are determined.
We recognize foreign tax credits available to us to offset the U.S. income taxes due on income earned from foreign sources. These credits are limited by the total income tax on the U.S. income tax return as well as by the ratio of foreign source income in each statutory category to total income. In estimating the amount of foreign tax credits that are realizable, we estimate future taxable income in each statutory category. These estimates are subject to change based on changes in the market conditions in each statutory category and the timing of certain deductions available to us in each statutory category. We periodically reassess these estimates and record changes to the amount of realizable foreign tax credits based on these revised estimates. Changes to the amount of realizable foreign tax credits can be significant given any material change to our estimates on which the realizability of foreign tax credits is based.
We maintain reserves for estimated income tax exposures in jurisdictions of operation. The expenses reported for these taxes, including our annual tax provision, include the effect of reserve provisions and changes to reserves that we consider appropriate, as well as related interest. Tax exposure items primarily include potential challenges to intercompany pricing, disposition transactions and the applicability or rate of various withholding taxes. These exposures are resolved primarily through the settlement of audits within these tax jurisdictions or by judicial means, but can also be affected by changes in applicable tax law or other factors, which could cause us to conclude that a revision of past estimates is appropriate. We believe that an appropriate liability has been established for estimated exposures. However, actual results may differ materially from these estimates. We review these liabilities quarterly.
We do not believe it is reasonably possible to estimate the potential effect of changes to the assumptions and estimates identified because the resulting change to our tax liability, if any, is dependent on numerous factors which cannot be reasonably estimated. These include, among others, the amount and nature of additional taxes potentially asserted by local tax authorities; the willingness of local tax authorities to negotiate a fair settlement through an administrative process; the impartiality of the local courts; and the potential for changes in the tax paid to one country to either produce, or fail to produce, an offsetting tax change in other countries. Our experience has been that the estimates and assumptions we have used to provide for future tax assessments have proven to be appropriate. However, past experience is only a guide and the potential exists that the tax resulting from the resolution of current and potential future tax controversies may differ materially from the amounts accrued.
Judgment is required in determining whether deferred tax assets will be realized in full or in part. When it is estimated to be more-likely-than-not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers or net operating loss carry forwards, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are estimated to not be realizable. As of March 31, 2021 (Successor), we have established deferred tax assets for certain attributes we expect to be realizable. Our ability to realize the benefit of our deferred tax assets requires us to achieve certain future earnings levels. In the event that our earnings performance projections or future financial conditions do not indicate that we will be able to benefit from our deferred tax assets, valuation allowances would be established following the “more-likely-than-not” criteria. We periodically evaluate our ability to utilize our deferred tax assets and, in accordance with accounting guidance related to accounting for income taxes, will record any resulting adjustments that may be required to deferred income tax expense in the period for which an existing estimate changes. If our facts or financial results were to change, thereby impacting the likelihood of establishing and then realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance in any given period. Such changes could result in either a decrease or an increase in our provision for income taxes, depending on whether the change in judgment resulted in an increase or a decrease to the valuation allowance. We continually evaluate strategies that could allow for the future utilization of our deferred tax assets.

We consider the earnings of certain foreign subsidiaries to be indefinitely invested outside the U.S. on the basis of estimates that future cash generation will be sufficient to meet future U.S. cash needs and specific plans for foreign reinvestment of those earnings. As such, as of March 31, 2021 (Successor), we have not provided for deferred taxes on the unremitted earnings of certain foreign subsidiaries that are indefinitely invested abroad. If our expectations were to change, withholding and other applicable taxes incurred upon repatriation, if any, would not be expected to have a significant impact on our results of operations.
Should our expectations change regarding the expected future tax consequences, we may be required to record additional U.S. federal deferred income taxes that could have a material adverse effect on our consolidated financial position, result of operations and cash flows.
Property and Equipment. Our net property and equipment represents 50% of our total assets as of March 31, 2021. We determine the carrying value of these assets based on our property and equipment accounting policies, as discussed in Note 1 to our Consolidated Financial Statements included in this Annual Report on Form 10-K, which incorporate our estimates, assumptions, and judgments relative to capitalized costs, useful lives and salvage values of our assets.
We review our property and equipment for impairment when events or changes in circumstances indicate that the carrying value of assets or asset groups may be impaired or when reclassifications are made between property and equipment and assets held for sale.
Asset impairment evaluations for held for use asset groups are based on estimated undiscounted cash flows for the asset group being evaluated. If the sum of the expected future cash flows is less than the carrying amount of the asset group, we would be required to recognize an impairment loss. When determining fair value, we utilize various assumptions, including projections of future cash flows. An impairment loss is recorded in the period in which it is determined that the aggregate carrying amount of assets within an asset group is not recoverable. This requires us to make judgments regarding long-term forecasts of future revenue and cost related to the assets subject to review. In turn, these forecasts are uncertain in that they require assumptions about demand for our services, future market conditions and technological developments. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such event, we would be required to record a corresponding charge, which would reduce our earnings. Given the nature of these evaluations and their application to specific asset groups and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions.
Pension Benefits. Pension obligations are actuarially determined and are affected by assumptions including discount rates, compensation increases and employee turnover rates. The recognition of these obligations through the statement of operations is also affected by assumptions about expected returns on plan assets. We evaluate our assumptions periodically and adjust these assumptions and subsequently record liabilities as necessary.
Three of the most critical assumptions are the expected long-term rate of return on plan assets, the assumed discount rate and the mortality rate. We evaluate our assumptions regarding the estimated long-term rate of return on plan assets based on historical experience and future expectations on investment returns, which are calculated by our third-party investment advisor utilizing the asset allocation classes held by the plans’ portfolios. We utilize a British pound sterling denominated AA corporate bond index as a basis for determining the discount rate for our U.K. plans. We base mortality rates utilized on actuarial research on these rates, which are adjusted to allow for expected mortality within our industry segment and, where available, individual plan experience data. Changes in these and other assumptions used in the actuarial computations could impact our projected benefit obligations, pension liabilities, pension expense and other comprehensive income. We base our determination of pension expense on a fair value valuation of assets and an amortization approach for assessed gains and losses that reduces year-to-year volatility. This approach recognizes investment and other actuarial gains or losses over the average remaining lifetime of the plan members. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets.
Business Combinations - Purchase-Price Allocation. Accounting for business combinations requires the allocation of a company’s purchase price to the various assets and liabilities of the acquired business at their respective fair values. We use all available information to make these fair value determinations. Determining the fair values of assets acquired and liabilities assumed generally involves assumptions regarding the amounts and timing of future revenues and expenditures, as well as discount rates.

During the fiscal year 2021, in connection with the purchase price allocation for the Merger, we derived the fair value of the Era fleet of aircraft from the estimated enterprise value of Era, using the discounted cash flow method of the income approach. The estimated enterprise value of Era was made using principal assumptions such as forecasted revenues and discount rate. All non-aircraft acquired assets and assumed liabilities were valued at fair value, which based upon their nature were more readily determinable. After allocating fair values to all the non-aircraft acquired assets and assumed liabilities, the remaining value was attributed to the aircraft. For additional discussion of purchase price allocations, refer to Note 2 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements that will, or could possibly, have an effect on our financial condition and results of operations, see Note 1 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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
Market Risk
On March 31, 2021, Brent crude oil prices closed at $59.19 per barrel having previously closed at $20.51 per barrel on March 31, 2020, declining from $61.14 per barrel closing price on December 31, 2019. A combination of factors led to this initial decline and continued volatility, including an increase in low-priced oil from Saudi Arabia supplied into the market coupled with Russia’s position to abstain from participating in the supply reduction agreement with the Organization of the Petroleum Exporting Countries (“OPEC”) and the reduction in demand for oil due to the global COVID-19 pandemic. Despite announcements from OPEC on production cuts and certain regulatory actions having contributed to the increase in the price per barrel since the March 2020 lows, prolonged effects of COVID-19 restrictions coupled with additional regulatory uncertainty and potential consolidations in offshore oil and gas producers could pose risks to our results of operations. We are continuing to closely monitor our exposure to this risk and the potential impacts on our business.
Foreign Currency Risk
Through our foreign operations we are exposed to currency fluctuations and exchange rate risks. Some of our contracts to provide services internationally provide for payment in foreign currencies. For example, the majority our revenues and expenses from our North Sea operations are in British pound sterling. Our foreign exchange rate risk may increase if our revenues are denominated in a currency different from the associated costs. We attempt to minimize our exposure to this risk by contracting the majority of our services, other than North Sea operations, in U.S. dollars.
From time to time, we enter into forward exchange contracts as a hedge against foreign currency asset and liability commitments and anticipated transaction exposures, including intercompany purchases however, these financial instruments are not used for trading or speculative purposes. All derivatives are recognized as assets or liabilities and measured at fair value. During the fiscal year ended March 31, 2021 (Successor), we entered into foreign currency put option contracts through March 2022 to mitigate a portion of our foreign currency exposure. These contracts average £5 million monthly through the end of fiscal year 2022. We designate these derivatives as cash flow hedges.

Our primary foreign currency exposure is to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner, the Nigerian naira and the Brazilian real. The value of these currencies has fluctuated relative to the U.S. dollar as indicated in the following table:

	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019	Fiscal Year Ended March 31, 2019
	Successor		Predecessor	Predecessor
One British pound sterling into U.S. dollars
High	1.41	1.33	1.32	1.43
Average	1.31	1.30	1.26	1.33
Low	1.21	1.28	1.21	1.24
At period-end	1.38	1.32	1.29	1.40
One euro into U.S. dollars
High	1.23	1.12	1.14	1.25
Average	1.17	1.11	1.12	1.17
Low	1.08	1.10	1.09	1.06
At period-end	1.18	1.12	1.12	1.23
One Australian dollar into U.S. dollars
High	0.80	0.70	0.72	0.81
Average	0.72	0.69	0.69	0.77
Low	0.60	0.68	0.67	0.74
At period-end	0.76	0.70	0.69	0.77
One Norwegian kroner into U.S. dollars
High	0.1193	0.1139	0.1179	0.1305
Average	0.1094	0.1101	0.1135	0.1233
Low	0.0928	0.1086	0.1083	0.1152
At period-end	0.1172	0.1138	0.1089	0.1274
One Nigerian naira into U.S. dollars
High	0.0026	0.0028	0.0028	0.0033
Average	0.0026	0.0028	0.0028	0.0029
Low	0.0024	0.0028	0.0027	0.0027
At period-end	0.0024	0.0028	0.0028	0.0028
One Brazilian real into U.S. dollars
High	0.2043	0.2515	0.2675	0.3020
Average	0.1852	0.2324	0.2525	0.2649
Low	0.1688	0.1928	0.2393	0.2390
At period-end	0.1772	0.1928	0.2491	0.2570
______________________
Source: FactSet
Other income (expense), net, in the Company’s consolidated statements of operations includes foreign currency transaction gains and losses as shown in the following table. Earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of the Company’s unconsolidated affiliates as shown in the following table (in thousands):

	Successor		Predecessor
	Twelve Months Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019	Twelve Months Ended March 31, 2019
Foreign currency transaction gains (losses)	7,475	(11,577)	(1,327)	(5,163)
Foreign currency transaction losses from earnings from unconsolidated affiliates, net of gains	(5,042)	(115)	(1,123)	(4,163)
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
A hypothetical 10% change in the average U.S. dollar exchange rate relative to other currencies would have affected our revenues, operating expenses and operating income (loss) for the fiscal year ended March 31, 2021 as follows:

	British pound sterling	Euro	Australian dollar	Norwegian kroner	Nigerian Naira
Revenue	3.4%	—%	0.6%	1.0%	0.1%
Operating expense	2.0%	0.1%	0.6%	1.1%	0.3%
Operating income (loss)	15.1%	(0.9)%	0.3%	(0.6)%	(2.6)%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and related notes required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
At the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision of and with the participation of our management, including Christopher S. Bradshaw, our Chief Executive Officer (“CEO”), and Jennifer Whalen, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our CEO and CFO have concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and that information relating to us (including our consolidated subsidiaries) required to be disclosed is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2021. The assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2021.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Other than the changes resulting from the remediation of the material weaknesses described below, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 (Successor), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REMEDIATION OF PREVIOUSLY REPORTED MATERIAL WEAKNESSES
In connection with its evaluation of internal control over financial reporting for the fiscal years ended March 31, 2018 and 2019, management of Old Bristow identified material weaknesses which have been remediated as of March 31, 2021. Our completed remediation activities for each of the material weaknesses are described below.
Control Environment. We did not maintain an effective control environment as we had an insufficient complement of resources with an appropriate level of knowledge, expertise and skills commensurate with our financial reporting requirements in certain areas. The material weakness contributed to additional control deficiencies, as we did not maintain effective internal controls over monitoring of debt covenant compliance as described below and certain areas of asset impairment testing including the review of certain key assumptions and asset grouping determinations, none of which resulted in a misstatement of the consolidated financial statements. In addition, we determined the insufficient complement of resources, resulted in an additional material weakness within our Risk Assessment process as described further below.
In response to the material weakness, we implemented certain organizational enhancements, including;

1.effecting a change in leadership over both the Treasury and Legal departments,
2.augmenting our treasury and legal team’s abilities to manage non-financial debt covenants, through the engagement of an external software service provider, with additional knowledge, expertise, and skills in the area of non-financial debt covenant compliance monitoring programs,
3.augmenting our financial planning and analysis team with additional internal professionals with the appropriate level of knowledge, expertise and skills to enhance the level of precision at which our internal controls over financial reporting related to forecasting utilized in asset impairment assessments are performed, and
4.augmenting our technical accounting team with additional internal professionals and the selective engagement of external professionals with the appropriate levels of knowledge, expertise and skills to assist in the evaluation of asset impairment assessments.
During the fourth quarter of fiscal year 2021, we completed our testing of the operating effectiveness of the implemented and enhanced controls and concluded them to be effective as of March 31, 2021.
Risk Assessment. We concluded, as a result of the control environment deficiency above, there existed a material weakness within our risk assessment process, specifically, the process to identify the potential for management override of controls at locations not operating on our centralized enterprise resource planning (“ERP”) system and the process to identify and assess changes that could significantly impact our system of internal control, specifically, changes within our capital structure which resulted in more onerous non-financial debt covenants. This material weakness contributed to additional control deficiencies, as the Company did not maintain effective internal controls over (i) debt covenant compliance monitoring as described above, (ii) verification of the review of journal entries are performed by individuals separate from the preparer as described further below in certain locations, and (iii) the reassessment of accounting for certain elements of our accounting for investments in unconsolidated affiliates.
In response to the material weakness, we have enhanced our risk assessment process to better identify, evaluate and monitor changes that could significantly impact our system of internal control. These enhancements included the establishment of a charter for, and the formation of, a formal Enterprise Risk Management Committee responsible for defining and continually evaluating our enterprise risk assessment objectives, overseeing the Company’s enterprise risk assessment process and ensuring the Company responds appropriately to identified risks through the selection and development of control activities responsive to the identified risks. The enhancements culminated in the presentation of our revised risk assessment output to the board of directors during the second quarter of fiscal year 2021 and the reconsideration during the subsequent periods of our risk assessment, at a level sufficient to identify, evaluate and monitor significant changes which could impact our system of internal controls.
During the fourth quarter of fiscal year 2021, we completed our testing of the operating effectiveness of the implemented and enhanced controls and concluded them to be effective as of March 31, 2021.

Debt Compliance. We identified a material weakness in our internal controls over financial reporting for monitoring of compliance with non-financial covenants within certain secured financing and lease agreements.
In response to the material weakness described above, we enhanced our debt compliance processes, including the formal establishment of a debt and lease compliance program with the specific objective of creating a sustainable and executable compliance process that can be repeated on a recurring basis to ensure timely monitoring of compliance with covenants and provisions. We implemented this compliance program by executing the following:
•Developed a more complete reporting process to ensure information gathered or created by our separate control processes throughout the business are reported to the appropriate level of management with the responsibility for reporting on debt and lease agreement compliance. We have implemented a third-party debt compliance software to assist with monitoring compliance with covenants and requirements of our financing and helicopter lease agreements throughout the organization. The software provides a reminder and required reporting task on a sufficiently recurring basis for subject matter experts within the business to report potential compliance issues for evaluation and resolution by our management.
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
During the fourth quarter of fiscal year 2021, we completed our testing of the operating effectiveness of the implemented and enhanced controls and concluded them to be effective as of March 31, 2021.
Journal Entries. The Company failed to design and maintain effective controls over the review, approval, and documentation of manual journal entries at our subsidiary, Airnorth, which is not operating on our centralized ERP system.
In response to the material weakness, we developed and implemented enhanced procedures at Airnorth to ensure that manual journal entries recorded in our financial records are properly reviewed and approved preventing the potential for management override of controls. During the fourth quarter of fiscal year 2021, we completed our testing of the operating effectiveness of the implemented and enhanced controls and concluded them to be effective as of March 31, 2021.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our 2021 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended March 31, 2021 and which is incorporated herein by reference. Information about our executive officers can be found after Item 4 in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be presented in our 2021 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended March 31, 2021 and which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our 2021 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended March 31, 2021 and which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our 2021 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended March 31, 2021 and which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be presented in our 2021 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended March 31, 2021 and which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report:
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

2.2	*
Amended Joint Chapter 11 Plan of Reorganization, dated September 30, 2019. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2019, as amended (File No. 001-361617)).

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
Indenture, dated as of February 25, 2021 among Bristow Group Inc., the guarantors therein and US Bank National Association (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2021 (File No. 001-35701)).

4.3		Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1		Deed of amendment and confirmation dated as of April 21, 2021, among Bristow Group Inc. the guarantors named therein and Barclays Bank PLC
10.2	* +
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
Form of Non-Employee Director Restricted Stock Unit Grant Agreement Pursuant to the Bristow Group Inc. 2019 Management Incentive Plan. (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 5, 2020 (File No. 001-35701)).

10.5	* +
Restricted Stock Unit Grant Agreement Pursuant to the Bristow Group Inc. 2012 Share Incentive Plan. ((incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 5, 2020 (File No. 001-35701))

10.6	* +
Restricted Stock Unit Grant Agreement Pursuant to the Bristow Group Inc. 2019 Management Incentive Plan. (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 5, 2020 (File No. 001-35701)).

10.7	* +
Form of Stock Option Grant Agreement Pursuant to the Bristow Group Inc. 2012 Share Incentive Plan. ((incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 5, 2020 (File No. 001-35701))

10.8	* +
Form of Stock Option Grant Agreement Pursuant to the Bristow Group Inc. 2019 Management Incentive Plan. ((incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 5, 2020 (File No. 001-35701))

10.9	* +
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

10.13	*
Era Group Inc. 2013 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed with the SEC on March 8, 2013 (File No. 333-187166)).

10.14	*
Amendment No. 1, dated September 15, 2016, to the Era Group Inc. 2013 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 filed with the SEC on November 2, 2016 (File No. 333-214402)).

10.15	*
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

10.17	*
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

10.19	* +
Form of Era Director Replacement Stock Option Awards.(incorporated herein by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2020 (File No. 001-35701).

10.20	*
S-92 New Helicopter Sales Agreement dated as of May 19, 2006 between Bristow Group Inc. and Sikorsky Aircraft Corporation. (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006 (File No. 001-361617)).

10.21	*
Term Loan Credit Agreement, dated as of November 11, 2016, among Bristow U.S. Leasing LLC, the lenders from time to time party thereto and Lombard North Central Plc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016, File No. 001-361617)).

10.22	*
Term Loan Credit Agreement, dated as of November 11, 2016, among Bristow Aircraft Leasing Limited, the lenders from time to time party thereto and Lombard North Central Plc.(incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016, File No. 001-361617)).

10.23	*
ABL Facilities Agreement, dated April 17, 2018, among Bristow Norway AS, Bristow Helicopters Limited, the Company, Barclays Bank PLC and Credit Suisse AG, Cayman Islands Branch and the other lenders from time to time party thereto.(incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2018, File No. 001-361617)).(incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016, File No. 001-361617)).

21.1		List of subsidiaries of Bristow Group Inc.
23.1		Powers of Attorney
23.3		Consent of KPMG LLP, independent registered public accounting firm.
31.1		Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2		Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1		Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*
Order Confirming Amended Joint Chapter 11 Plan of Reorganization, dated October 8, 2019 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 9, 2019 (File Number 001-31617)).

99.2	*
Amended Plan Supplement, filed with the Bankruptcy Court on October 2, 2019 (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 9, 2019 (File Number 001-31617)).

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

Bristow Group Inc.

		By:	/s/ Jennifer D. Whalen
Jennifer Whalen, Senior Vice President, Chief Financial Officer

		Date:	May 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signer	Title		Date

	/s/ Christopher S. Bradshaw	President, Chief Executive Officer and Director		May 26, 2021
	Christopher S. Bradshaw	(Principal Executive Officer)

	/s/ Jennifer D. Whalen	Senior Vice President and Chief Financial Officer		May 26, 2021
	Jennifer D. Whalen	(Principal Financial Officer)

	/s/ Chris Gillette	Vice President and Chief Accounting Officer		May 26, 2021
	Chris Gillette	(Principal Accounting Officer)

	/s/ G. Mark Mickelson	Chairman of the Board and Director		May 26, 2021
G. Mark Mickelson

	/s/ Lorin L. Brass	Director		May 26, 2021
Lorin L. Brass

	/s/ Charles Fabrikant	Director		May 26, 2021
Charles Fabrikant

	/s/ Wesley E. Kern	Director		May 26, 2021
Wesley E. Kern

	/s/ Robert J. Manzo	Director		May 26, 2021
Robert J. Manzo

		Director		May 26, 2021
Gen. Maryanne Miller

	/s/ Christopher Pucillo	Director		May 26, 2021
Christopher Pucillo

	/s/ Brian D. Truelove	Director		May 26, 2021
Brian D. Truelove

*By	/s/ Crystal Gordon			May 26, 2021
Crystal Gordon, Senior Vice President, , General Counsel, Head of Government Affairs, and Corporate Secretary, as Attorney-In-Fact for each of the Persons indicated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Bristow Group Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Bristow Group Inc. and subsidiaries (the Company) as of March 31, 2021 (Successor) and March 31, 2020 (Successor), the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ investment and mezzanine equity, and cash flows for the year ended March 31, 2021 (Successor), the five month period ended March 31, 2020 (Successor), the seven month period ended October 31, 2019 (Predecessor), and the year ended March 31, 2019 (Predecessor), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 (Successor) and March 31, 2020 (Successor), and the results of its operations and its cash flows for the year ended March 31, 2021 and the five months ended March 31, 2020 (Successor) and the seven months ended October 31, 2019 (Predecessor) and for the year ended March 31, 2019 (Predecessor), in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2021 (Successor), based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis of Presentation
As discussed in Note 1 to the consolidated financial statements, on October 8, 2019, the United States Bankruptcy Court for the Southern District of Texas entered an order confirming the Company’s amended plan for reorganization under Chapter 11 of the Bankruptcy Code, which became effective on October 31, 2019. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification 852, Reorganizations, with the Company’s assets, liabilities and a capital structure having carrying amounts not comparable with prior periods as described in Note 1.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the fair value of the aircraft acquired in the Era business combination
As disclosed in Note 2, on June 11, 2020, Bristow Group Inc. (“Old Bristow” or “Legacy Bristow”) completed the reverse merger with Era Group Inc. (“Era”) for purchase consideration of $108.7 million in an all-stock transaction with Era (“the Merger”). While Era was the legal acquirer, Old Bristow was determined to be the accounting acquirer. Management accounted for this transaction as a business combination using the acquisition method in accordance with Accounting

Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). Under this method, the identifiable assets acquired and liabilities assumed are measured at their respective fair values at the acquisition date. The Merger resulted in a gain on bargain purchase of $81.1 million, which are uncommon in nature. As part of the accounting for the Merger, management recorded the acquired aircraft at an aggregate fair value of $179.9 million. Based upon the illiquid state of the secondary market, relevant and reliable market data for the Era fleet was not readily available. As a result, to derive the fair value of the aircraft, management estimated the business enterprise value of Era using the discounted cash flow method of the income approach. Additionally, all other acquired assets and assumed liabilities were valued at fair value, which based upon their nature were more readily determinable. After allocating fair values to all the non-aircraft acquired assets and assumed liabilities, the remaining value was attributed to the aircraft. The fair value estimate of the Era business enterprise value was made using key assumptions of forecasted revenue and discount rate.
We identified the evaluation of the fair value of the aircraft acquired in the Era business combination as a critical audit matter. Complex auditor judgment was required to evaluate the appropriateness of the valuation methodology used to value the aircraft. The income approach used in determining the fair value of Era included inputs and assumptions with a high degree of subjectivity, including key assumptions of forecasted revenue and discount rate. In addition, the audit effort involved the use of professionals with specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the acquisition date valuation process, including controls over management’s valuation methodology of the aircraft and controls over the development of key assumptions used in the valuation of the Era business enterprise value. We compared the Era forecasted revenue to historical performance with consideration of the current industry environment and economic trends. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:
•Evaluating the appropriateness of the valuation methodology used to value the aircraft
•Comparing the discount rate used in the discounted cash flow model to an independently developed discount rate range established using publicly available market data for comparable entities

/s/ KPMG LLP
We have served as the Company’s auditor since 2003.
Houston, Texas
May 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Bristow Group Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Bristow Group Inc. and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2021 (Successor), based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021 (Successor), based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2021 (Successor) and March 31, 2020 (Successor), the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ investment and mezzanine equity, and cash flows for the year ended March 31, 2021 (Successor), the five month period ended March 31, 2020 (Successor), the seven month period ended October 31, 2019 (Predecessor), and the year ended March 31, 2019 (Predecessor), and the related notes (collectively, the consolidated financial statements), and our report dated May 26, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ KPMG LLP
Houston, Texas
May 26, 2021

BRISTOW GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019	Fiscal Year Ended March 31, 2019
	Successor		Predecessor
Revenues:
Operating revenues	$1,139,024	$467,725	$722,919	$1,307,907
Reimbursable revenues	39,038	18,038	34,304	61,755
Total revenues	1,178,062	485,763	757,223	1,369,662

Costs and expenses:
Operating expenses	851,173	370,637	569,840	1,079,747
Reimbursable expenses	38,789	17,683	33,023	59,482
Prepetition restructuring charges	—	—	13,476	—
General and administrative expenses	153,270	64,960	88,392	182,113
Merger-related costs	42,842	6,330	—	—
Restructuring costs	25,773	227	4,539	—
Depreciation and amortization expense	70,078	28,238	70,864	124,899
Total costs and expenses	1,181,925	488,075	780,134	1,446,241

Loss on impairment	(91,260)	(9,591)	(62,101)	(117,220)
Loss on disposal of assets	(8,199)	(451)	(3,768)	(27,843)
Earnings from unconsolidated affiliates, net of losses	426	7,262	6,589	4,317
Operating loss	(102,896)	(5,092)	(82,191)	(217,325)

Interest income	1,293	662	822	3,424
Interest expense	(51,259)	(22,964)	(128,658)	(113,500)
Loss on extinguishment of debt	(29,359)	—	—	—
Reorganization items, net	1,577	(7,232)	(617,973)	—
Loss on sale of subsidiaries	—	—	(55,883)	—
Change in fair value of preferred stock derivative liability	15,416	184,140	—	—
Gain on bargain purchase	81,093	—	—	—
Other income (expense), net	27,495	(9,956)	(3,501)	(8,898)
Total other income (expense)	46,256	144,650	(805,193)	(118,974)
Income (loss) before income taxes	(56,640)	139,558	(887,384)	(336,299)
Benefit (provision) for income taxes	355	(482)	51,178	161
Net income (loss)	(56,285)	139,076	(836,206)	(336,138)
Net (income) loss attributable to noncontrolling interests	191	152	(208)	(709)
Net income (loss) attributable to Bristow Group Inc.	$(56,094)	$139,228	$(836,414)	$(336,847)
Income (loss) per common share(1):
Basic	$3.12	$20.11	$(23.29)	$(9.42)
Diluted	$2.32	$(1.51)	$(23.29)	$(9.42)
Weighted average common shares outstanding(1):
Basic	24,601,168	5,641,320	35,918,916	35,740,933
Diluted	31,675,938	29,805,981	35,918,916	35,740,933
(1) See Note 12 to the consolidated financial statements for details on income (loss) per share and weighted average common shares outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except share amounts)

	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019	Fiscal Year Ended March 31, 2019
	Successor		Predecessor

Net income (loss)	$(56,285)	$139,076	$(836,206)	$(336,138)
Other comprehensive income (loss):
Currency translation adjustments	49,814	(16,428)	22,952	(36,382)
Pension liability adjustment	(45,071)	6,389	—	(5,291)
Unrealized gain (loss) on cash flow hedges, net of tax benefit	(3,006)	1,410	(682)	(42)
Total comprehensive income (loss)	(54,548)	130,447	(813,936)	(377,853)

Net (income) loss attributable to noncontrolling interests	191	152	(208)	(709)
Currency translation adjustments attributable to noncontrolling interests	(11)	(12)	52	(180)
Total comprehensive (income) loss attributable to noncontrolling interests	180	140	(156)	(889)
Total comprehensive income (loss) attributable to Bristow Group Inc.	$(54,368)	$130,587	$(814,092)	$(378,742)

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2021	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$228,010	$196,662
Restricted cash	3,069	2,459
Accounts receivables	215,620	180,683
Inventories	92,180	82,419
Assets held for sale	14,750	32,401
Prepaid expenses and other current assets	32,119	29,527
Total current assets	585,748	524,151
Property and equipment	1,090,094	901,314
Accumulated depreciation and amortization	(85,535)	(24,560)
Property and equipment, net	1,004,559	876,754
Investment in unconsolidated affiliates	37,530	110,058
Right-of-use assets	246,667	305,962
Other assets	117,766	128,336
Total assets	$1,992,270	$1,945,261
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$69,542	$52,110
Accrued wages, benefits and related taxes	58,595	42,852
Income taxes payable and other accrued taxes	19,972	6,326
Deferred revenue	13,598	12,053
Accrued maintenance and repairs	26,907	31,072
Current portion of operating lease liabilities	77,909	81,484
Accrued interest and other accrued liabilities	22,632	26,342
Short-term borrowings and current maturities of long-term debt	15,965	45,739
Total current liabilities	305,120	297,978
Long-term debt, less current maturities	527,528	515,385
Accrued pension liabilities	44,150	17,855
Preferred stock embedded derivative	—	286,182
Other liabilities and deferred credits	6,681	4,490
Deferred taxes	42,430	22,775
Long-term operating lease liabilities	167,718	224,595
Total liabilities	1,093,627	1,369,260
Commitments and contingencies (Note 8)
Redeemable noncontrolling interests	1,572	—
Mezzanine equity preferred stock: $0.0001 par value, 6,824,582 issued and outstanding as of March 31, 2020 (1)	—	149,785
Stockholders’ investment:
Common stock, $0.01 par value, 110,000,000 authorized; 29,694,071 and 11,235,566 outstanding as of March 31, 2021 and March 31, 2020, respectively (1)	303	1
Additional paid-in capital	687,715	295,897
Retained earnings	227,011	139,228
Treasury shares, at cost; 466,700 shares as of March 31, 2021	(10,501)	—
Accumulated other comprehensive income	(6,915)	(8,641)
Total Bristow Group Inc. stockholders’ investment	897,613	426,485
Noncontrolling interests	(542)	(269)
Total stockholders’ investment	897,071	426,216
Total liabilities, mezzanine equity and stockholders’ investment	$1,992,270	$1,945,261
(1) Share information displayed as of March 31, 2020 does not take into account the impact of the Merger.
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands, except share amounts)

	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019	Fiscal Year Ended March 31, 2019
	Successor		Predecessor
Cash flows from operating activities:
Net income (loss)	$(56,285)	$139,076	$(836,206)	$(336,138)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	90,464	43,741	70,864	124,899
Deferred income taxes	(15,468)	(4,866)	(62,476)	(14,454)
Loss from extinguishment of debt	29,359	—	—	—
Write-off of deferred financing fees	117	—	4,038	—
Bad debt expense	1,766	—	—	—
Discount amortization on long-term debt	16,146	5,890	1,563	6,337
Reorganization items, net	(1,577)	(16,254)	552,304	—
Loss on disposal of assets	8,199	451	3,768	27,843
Loss on impairment	91,260	9,591	62,101	117,220
Loss on sale of subsidiaries	—	—	55,883	—
Deferral of lease payments	—	—	285	5,094
Beneficial conversion feature on DIP Loan	—	—	56,870	—
Gain on insurance receivable	(2,614)	—	—	—
DIP Claim Liability	—	—	15,000	—
Gain on bargain purchase	(81,093)	—	—	—
Change in fair value of preferred stock derivative liability	(15,416)	(184,140)	—	—
Stock-based compensation expense	11,518	2,412	1,871	6,382
Equity in earnings from unconsolidated affiliates less than (greater than) dividends received	3,549	(1,184)	(1,776)	3,806
Increase (decrease) in cash resulting from changes in:
Accounts receivable	39,857	24,097	(10,247)	19,197
Inventory, prepaid expenses and other assets	13,502	(3,339)	(1,831)	(5,930)
Accounts payable, accrued expenses and other liabilities	(36,439)	(24,988)	(10,877)	(63,693)
Net cash provided by (used in) operating activities	96,845	(9,513)	(98,866)	(109,437)
Cash flows from investing activities:
Capital expenditures	(14,844)	(36,115)	(41,574)	(40,902)
Proceeds from asset dispositions	67,882	13,845	5,314	13,813
Deposits on assets held for sale	—	4,500	—	—
Cash transferred in sale of subsidiaries, net of cash received	—	—	(22,458)	—
Increase in cash from Era merger	120,236	—	—	965
Net cash provided by (used in) investing activities	173,274	(17,770)	(58,718)	(26,124)
Cash flows from financing activities:
Proceeds from borrowings	400,000	—	225,585	470
Debt issuance costs	(6,391)	—	(14,863)	(2,599)
Repayment of debt and debt redemption premiums	(618,140)	(25,132)	(366,750)	(61,052)
Prepayment premium fees	(5,778)	—	—	—
Partial prepayment of put/call obligation	—	—	(1,323)	(54)
Issuance of common and preferred stock	—	—	385,000	2,830
Purchase of treasury shares	(10,501)	—	—	—
Dividends paid to noncontrolling interest	—	—	—	(580)
Repurchases for tax withholdings on vesting of equity awards	—	—	—	(2,157)
Old Bristow share repurchases	(4,807)	—	—	—
Net cash provided by (used in) financing activities	(245,617)	(25,132)	227,649	(63,142)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7,456	1,010	2,406	(3,465)
Net increase (decrease) in cash, cash equivalents and restricted cash	31,958	(51,405)	72,471	(202,168)
Cash, cash equivalents and restricted cash at beginning of period	199,121	250,526	178,055	380,223
Cash, cash equivalents and restricted cash at end of period	$231,079	$199,121	$250,526	$178,055
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Investment and Mezzanine Equity
(In thousands, except share amounts)

	Total Bristow Group Inc. Stockholders’ Investment
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2018 (Predecessor)	$382	35,526,625	$852,565	$794,191	$(286,094)	$(184,796)	$7,253	$1,183,501
Issuance of common stock	4	392,291	8,863	—	—	—	—	8,867
Adoption of new accounting pronouncement (1)	—	—	—	(1,746)	—	—	—	(1,746)
Tax impact of warrants and options issued	—	—	592	—	—	—	—	592
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(54)	(54)
Dividends paid to noncontrolling interests	—	—	—		—	—	(580)	(580)
Currency translation adjustments	—	—	—	—	—	—	(180)	(180)
Net income (loss)	—	—	—	(336,847)	—	—	709	(336,138)
Other comprehensive loss	—	—	—	—	(41,895)	—	—	(41,895)
March 31, 2019 (Predecessor)	386	35,918,916	862,020	455,598	(327,989)	(184,796)	7,148	812,367
Issuance of common stock	—	—	1,871	—	—	—	—	1,871
Beneficial conversion feature on DIP Loan	—	—	56,870	—	—	—	—	56,870
Sale of subsidiaries	—	—	—	—	—	—	(5,612)	(5,612)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(1,323)	(1,323)
Currency translation adjustments	—	—	—	—	—	—	52	52
Net loss	—	—	—	(836,414)	—	—	208	(836,206)
Other comprehensive income	—	—	—	—	22,322	—	—	22,322
Cancellation of Predecessor equity	(386)	(35,918,916)	(920,761)	380,816	305,667	184,796	—	(49,868)
October 31, 2019 (Predecessor)	$—	—	$—	$—	$—	$—	$473	$473
___________________________
(1)Cumulative-effect adjustment upon the adoption of new accounting guidance related to current and deferred income taxes for intra-entity transfer of assets other than inventory. For further details, see Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Investment and Mezzanine Equity
(In thousands, except share amounts)

			Total Bristow Group Inc. Stockholders’ Investment
	Redeemable Noncontrolling Interest	Mezzanine equity preferred stock	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
Issuance of Successor common and preferred stock	$—	$618,921	$1	11,235,535	$294,670	$—	$—	$—	$—	$294,671
October 31, 2019 (Successor)	—	618,921	1	11,235,535	294,670	—	—	—	(105)	294,566
Issuance of stock	—	1,186	—	31	1,227	—	—	—	—	1,227
Initial reclassification of embedded derivative to long-term liability	—	(470,322)	—	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	—	—	—	(12)	(12)
Net income	—	—	—	—	—	139,228	—	—	(152)	139,076
Other comprehensive income	—	—	—	—	—	—	(8,641)	—	—	(8,641)
March 31, 2020 (Successor)	$—	$149,785	$1	11,235,566	$295,897	$139,228	$(8,641)	$—	$(269)	$426,216
Share repurchases	—	(2,151)	—	(142,721)	—	1,263	—	—	—	1,263
Preferred stock share conversion	—	(146,448)	4	34,836,688	270,678	142,614	—	—	—	413,296
Elimination of Old Bristow stock	—	—	(5)	(45,929,533)	5	—	—	—	—	—
Exchange of common stock	—	—	231	23,026,894	(231)	—	—	—	—	—
Era purchase price	—	—	72	7,175,029	108,268	—	—	—	—	108,340
Preferred stock compensation activity and conversion	—	(1,186)	—	—	6,370	—	—	—	—	6,370
Issuance of stock	—	—	—	1,280	—	—	—	—	—	—
Share award amortization	—	—	—	—	6,333	—	—	—	—	6,333
Purchase of treasury shares	—	—	—	(466,700)	—	—	—	(10,501)	—	(10,501)
Era purchase price adjustment	1,501	—	—	(233)	395	—	—	—	—	395
Purchase of Company common stock (tax withholding)	—	—	—	(42,199)	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	—	—	—	(11)	(11)
Net income (loss)	71		—	—	—	(56,094)	—	—	(262)	(56,356)
Other comprehensive income	—	—	—	—	—	—	1,726	—	—	1,726
March 31, 2021 (Successor)	$1,572	$—	$303	29,694,071	$687,715	$227,011	$(6,915)	$(10,501)	$(542)	$897,071
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — BASIS OF PRESENTATION, CONSOLIDATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Coronavirus Update
The outbreak of the disease caused by the novel coronavirus (“COVID-19”) caused a significant decrease in oil and natural gas prices in the first half of 2020 resulting from demand weakness and oversupply, which had short-term adverse impacts on demand for the Company’s services. Ongoing economic repercussions of the COVID-19 pandemic may further depress the oil and gas market in the future, which may lead to additional decreases in capital spending by oil and natural gas companies.
Basis of Presentation
The consolidated financial statements include the accounts of Bristow Group Inc. and its consolidated entities. On January 23, 2020, Era Group Inc. (“Era”), Ruby Redux Merger Sub, Inc., a wholly owned subsidiary of Era (“Merger Sub”) and Bristow Group Inc. (“Old Bristow”) entered into an Agreement and Plan of Merger, as amended on April 22, 2020 (the “Merger Agreement”). On June 11, 2020, the merger (the “Merger”) contemplated by the Merger Agreement was consummated and Merger Sub merged with and into Old Bristow, with Old Bristow continuing as the surviving corporation and as a direct wholly owned subsidiary of Era. Following the Merger, Era changed its name to Bristow Group Inc., and Old Bristow changed its name to Bristow Holdings U.S. Inc. Unless the context otherwise indicates, in this Annual Report on Form 10-K, references to:
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
Pursuant to the United States (“U.S.”) generally accepted accounting principles (“GAAP”), the Merger was accounted for as an acquisition by Old Bristow of Era even though Era was the legal acquirer and remained the ultimate parent of the Combined Company. As a result, upon the closing of the Merger, Old Bristow’s historical financial statements replaced Era’s historical financial statements for all periods prior to the completion of the Merger, and the financial condition, results of operations, comprehensive income and cash flows of Era have been included in those financial statements since June 12, 2020. Any reference to comparative period disclosures in this Annual Report on Form 10-K refers to Old Bristow.
Effective upon the closing of the Merger, the Company changed its fiscal year-end from December 31 to March 31, to correspond with Old Bristow’s fiscal year-end. The Company’s fiscal year ends March 31, and fiscal years are referenced based on the end of such period. Therefore, the fiscal year ending March 31, 2021 is referred to as “fiscal year 2021”.
As more fully described below under “—Emergence from Voluntary Reorganization under Chapter 11”, in May 2019 Old Bristow and a number of its subsidiaries filed for bankruptcy protection in the US Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) and emerged from bankruptcy proceedings on October 31, 2019. Upon emergence Old Bristow adopted fresh start accounting, which resulted in Old Bristow becoming a new entity for financial reporting purposes. In this Annual Report on Form 10-K, references to:
•“Predecessor” refer to Old Bristow on and prior to October 31, 2019; and
•“Successor” refer to the reorganized Old Bristow on and after November 1, 2019 until completion of the Merger and after completion of the Merger refer to the Combined Company.
The consolidated financial information for the twelve months ended March 31, 2021 (Successor) (“fiscal year 2021”), five months ended March 31, 2020 (Successor) and seven months ended October 31, 2020 (Predecessor) and for the twelve months ended March 31, 2019 (“fiscal year 2019”) has been prepared by the Company in accordance with GAAP and pursuant to the rules and regulations of the SEC on this Annual Report on Form 10-K.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates may include, among other items, those related to allowance for doubtful accounts, useful lives of property and equipment, inventories, income tax provisions, impairments, fair values used in purchase price allocations and certain accrued and contingent liabilities. Actual results could differ from those estimates and those differences may be material.
Summary of Significant Accounting Policies
Reclassifications — Certain amounts reported for prior periods in the consolidated financial statements have been reclassified to conform with the current period’s presentation.
Revenue Recognition — See Note 4 for a discussion of revenue recognition.
Pension Benefits — See Note 11 for a discussion of the Company’s accounting for pension benefits.
Maintenance and Repairs — The Company generally charges maintenance and repair costs, including major aircraft component overhaul costs, to earnings as the costs are incurred. However, certain major aircraft components, such as engines and transmissions, are maintained by third-party vendors under contractual agreements also referred to as PBH maintenance

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
agreements. Under these agreements, the Company is charged an agreed amount per hour of flying time related to maintenance, repair and overhaul of the parts and components covered. The costs charged under these contractual agreements are recognized in the period in which the flight hours occur. To the extent that the Company has not yet been billed for costs incurred under these arrangements, these costs are included in accrued maintenance and repairs on its consolidated balance sheets. From time to time, the Company receives credits from its original equipment manufacturers. The Company records these credits as a reduction in maintenance expense when the credits are utilized in lieu of cash payments for purchases or services.
Taxes — The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based upon temporary differences between the carrying amount and tax basis of the Company’s assets and liabilities and measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect on deferred income tax assets and liabilities of a change in the tax rates is recognized in income in the period in which the change occurs. The Company records a valuation reserve when it believes that it is more-likely-than-not that any deferred income tax asset created will not be realized.
The Company recognizes deferred income tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred income taxes assets in the future in excess of their net recorded amount, the Company would adjust the valuation allowance.
The Company recognizes tax benefits attributable to uncertain tax positions when it is more-likely-than-not that a tax position will be sustained upon examination by the authorities. The benefit from a position that has surpassed the more-likely-than-not threshold is the largest amount of benefit that is more than 50% likely to be realized upon settlement. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of benefit (provision) for income taxes in its statement of operations.
Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of overnight investments.
Current Expected Credit Losses (“CECL”) — The Company’s customers are primarily major integrated, national and independent offshore energy companies and government agencies. The Company designates trade receivables as a single pool of assets based on their short-term nature, similar customer base and risk characteristics. Customers are typically granted credit on a short-term basis, and related credit risks are considered minimal. The Company conducts periodic quantitative and qualitative analysis on historic customer payment trends, customer credit ratings and foreseeable economic conditions. Historically, losses on trade receivables have been immaterial and uncorrelated to each other. Based on these analyses, the Company decides if additional reserve amounts are needed against the trade receivables asset pool on a case by case basis. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted. As of March 31, 2021 (Successor), the Company had $0.5 million of CECL reserves related to a customer in its Africa operating region.
The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted. As of March 31, 2021 (Successor) and March 31, 2020 (Successor), the allowance for doubtful accounts related to accounts receivables was $2.3 million and $0.4 million, respectively, and primarily related to customers in Turkmenistan and the U.S. Gulf of Mexico.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The allowance for doubtful accounts from non-affiliates were as follows (in thousands):

	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019	Fiscal Year Ended March 31, 2019
	Successor		Predecessor
Balance – beginning of period	$368	$—	$1,617	$3,304
Additional allowances	1,935	368	25	1,073
Write-offs and collections	—	—	—	(2,760)
Sale of subsidiaries(1)	—	—	(851)	—
Fresh-start accounting adjustments(2)	—	—	(791)	—
Balance – end of period	$2,303	$368	$—	$1,617
________________________
(1)As the result of the sale of Eastern Airways International Limited (“Eastern Airways”), Aviashelf Aviation Co. (“Aviashelf”) and Bristow Helicopters Leasing Limited (“BHLL”), Old Bristow wrote off allowance for doubtful accounts for non-affiliates by $0.9 million.
(2)In connection with Old Bristow’s emergence from bankruptcy and the application of ASC 852, Old Bristow adjusted allowance for doubtful accounts to fair value at the Effective Date.
As of March 31, 2021, the allowances for doubtful accounts related to accounts receivable due from affiliates was $1.3 million and primarily related to customers in Turkmenistan operating region. As of March 31, 2020, there were no allowances for doubtful accounts related to accounts receivable due from affiliates.
Inventories — Inventories are stated at the lower of moving average cost or net realizable value and consist primarily of spare parts utilized for maintaining the Company’s global fleet of aircraft. The Company establishes an allowance to accrue for the retirement of the cost of spare parts expected to be on hand at the end of a fleet’s life over the service lives of the related equipment, taking into account the estimated salvage value of the parts.
The following table reflects the allowance related to dormant, obsolete and excess inventory (in thousands):

	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019	Fiscal Year Ended March 31, 2019
	Successor		Predecessor
Balance – beginning of period	$62	$—	$19,448	$26,030
Additional allowances	253	62	551	2,140
Inventory disposed and scrapped	—	—	(811)	(7,427)
Write-offs	(62)	—	—	—
Fresh start accounting adjustments	—	—	(19,143)	—
Foreign currency effects	8	—	(45)	(1,295)
Balance – end of period	$261	$62	$—	$19,448
As a result of its periodic assessment of inventory that was dormant or obsolete within its operational fleet of aircraft and the recognition of reserves for the end of aircraft fleet lives, the Company increased its allowance for inventory by $0.3 million during the fiscal year 2021 (Successor). During the five months ended March 31, 2020 (Successor), the seven months ended October 31, 2019 (Predecessor) and fiscal year 2019 (Predecessor), Old Bristow increased its allowance for inventory by $0.1 million, $0.6 million and $2.1 million, respectively. The impairment of inventories is included in loss on impairment and additional allowances are included in operating expenses on the consolidated statements of operations.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Goodwill — Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill is not amortized but is assessed for impairment annually, as of March 31, or when events or changes in circumstances indicate that a potential impairment exists. Impairment of goodwill is the condition that exists when the carrying value of a reporting unit that includes goodwill exceeds its carrying value. A goodwill impairment loss is recognized for the amount that the carrying value of a reporting unit, including goodwill, exceeds fair value, limited to the total amount of goodwill allocated to that reporting unit.
The Company has no goodwill associated with any reporting units as of March 31, 2021 (Successor).
Goodwill related to Old Bristow’s Asia Pacific reporting unit was as follows (in thousands):

Total
March 31, 2019 (Predecessor)	$18,436
Foreign currency translation	(932)
Impairments	(17,504)
October 31, 2019 (Predecessor)	$—
Other Intangible Assets — Intangible assets with finite useful lives are amortized over their estimated useful lives to their estimated residual values. The residual value of an intangible asset is generally assumed to be zero, with certain limited exceptions. Finite lived intangible assets are reviewed for impairment when indicators of impairment are present. Indicators of impairment for finite lived intangible assets are the same as those for impairment of long-lived assets. For finite lived intangible assets, an impairment loss is recognized if the carrying amount of the asset exceeds the undiscounted cash flows projected to be generated by the asset. If the finite lived intangible asset is impaired, then the amount of the impairment is calculated as the excess of the asset’s carrying amount over its fair value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset will be its new accounting basis. After adjusting the carrying amount for impairment loss, the Company’s policy requires the reevaluation of the useful life of that asset.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Intangible assets by type were as follows for the Successor Company (in thousands):

	U.K. SAR customer contract	PBH	Total

	Gross Carrying Amount
October 31, 2019 (Successor)	$—	$—	$—
Additions(1)	58,000	76,838	134,838
Translation	(2,294)	(2,517)	(4,811)
March 31, 2020 (Successor)	$55,706	$74,321	$130,027
Additions	—	14,423	$14,423
Translation	5,542	5,689	$11,231
March 31, 2021 (Successor)	$61,248	$94,433	$155,681

	Accumulated Amortization
October 31, 2019 (Successor)	$—	$—	$—
Amortization expense	(3,251)	(15,503)	(18,754)
March 31, 2020 (Successor)	$(3,251)	$(15,503)	$(18,754)
Amortization expense	(7,969)	(20,172)	(28,141)
March 31, 2021 (Successor)	(11,220)	$(35,675)	(46,895)

Weighted average remaining contractual life, in years	6.0	10.8	7.9
_____________
(1)In connection with Old Bristow’s emergence from Chapter 11 Cases and in accordance with ASC 852, it recognized customer contract intangibles of $58.0 million related to U.K. SAR and $76.8 million related to power-by-the-hour (“PBH”) contracts. The amortization expense for the U.K. SAR contract is recorded in depreciation and amortization on the consolidated financial statements and the amortization expense for the PBH contracts is recorded in maintenance expense included in operating expenses on the consolidated financial statements.
(2)Era’s PBH contracts in connection to the Merger.
Future amortization expense of intangible assets for each of the years ending March 31 (Successor) is as follows (in thousands):

	U.K. SAR customer contract	PBH	Total
2022 (1)	$8,338	$12,827	$21,165
2023 (1)	8,338	12,421	20,759
2024 (1)	8,338	11,414	19,752
2025 (1)	8,338	11,201	19,539
2026 (1)	8,338	8,261	16,599
Thereafter (1)	8,338	2,635	10,973
	$50,028	$58,759	$108,787
_____________
(1)The future amortization expense for PBH will be included in maintenance expense.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Property and equipment — Property and equipment, stated at cost, is depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to helicopters, the estimated useful life is typically based upon a newly built asset being placed into service and represents the point at which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older assets that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life. The Company reviews the estimated useful lives and salvage values of its property and equipment on an ongoing basis for any changes in estimates.
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
For aircraft types that are still operating where management has made the decision to sell or abandon the aircraft type at a fixed date, an analysis is completed to determine whether depreciation needs to be accelerated or additional depreciation recorded for an expected reduction in residual value at the planned disposal date.
Investment in Unconsolidated Affiliates — Are measured at fair value with changes in fair value recognized in net income. The Company uses a measurement alternative approach for equity investments without readily determinable fair values. The alternative method measures equity investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions in a similar investment of the same issuer. The Company performs regular reviews of each unconsolidated affiliate investee’s financial condition, the business outlook for its products and services and its present and projected results and cash flows. When an investee has experienced consistent declines in financial performance or difficulties raising capital to continue operations, the investment is written down to fair value.
Contingent Liabilities — The Company establishes reserves for estimated loss contingencies when it believes a loss is probable and the amount of the loss can be reasonably estimated. The Company’s contingent liability reserves relate primarily to potential tax assessments, litigation, personal injury claims and environmental liabilities and are adjusted as a result of changes in facts or circumstances that become known or changes in previous assumptions with respect to the likelihood or amount of loss. Such revisions are based on information that becomes known or circumstances that change after the reporting date for the previous period through the reporting date of the current period. Should the outcome differ from the Company’s assumptions and estimates or other events result in a material adjustment to the accrued estimated reserves, revisions to the estimated reserves for contingent liabilities would be required to be recognized. Legal costs are expensed as incurred.
Proceeds from casualty insurance settlements in excess of the carrying value of damaged assets are recognized in gain (loss) on disposal of assets when the Company has received proof of loss documentation or are otherwise assured of collection of these amounts. However if the aircraft damage does not result in a total loss and disposal of the asset, any insurance proceeds above the loss amount are recorded to other income.
Guarantors of Securities
In March 2020, the SEC amended Rule 3-10 and 3-16 of Regulation S-X, CFR 210.1-01 through 210.3-16, regarding financial disclosure requirements for debt securities issued in registered offerings involving subsidiaries of the registrant as either issuers or guarantors. This amended rule narrows the circumstances that require separate financial statements or summarized financial disclosures of issuers and subsidiary guarantors and simplifies the summarized disclosures required in lieu of those statements. Under the amended rule, comparative period information is no longer required. As a result of this amended rule, the Company has included narrative disclosures in lieu of separate financial statements. The Company has early adopted this new rule and has elected to provide the simplified disclosure within the MD&A.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASUs”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial position or results of operations.
Adopted
In August 2018, the FASB modified ASU No. 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans” (Subtopic 715-20), for changes to disclosure requirements for employers that sponsor defined benefit pension plans. Certain disclosure requirements were removed and certain disclosure requirements were added. The amendment also clarifies disclosure requirements for projected benefit obligations and accumulated benefit obligations in excess of respective plan assets. The amendment was effective beginning in the Company’s fiscal year 2021 financial statements. The disclosure requirement was adopted effective April 1, 2020 by removing the weighted-average expected long-term rate of return on assets in the Company’s Quarterly Reports on Form 10-Q and Annual disclosure requirements herein.
Not Yet Adopted
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform” (Topic 848). The guidance is intended to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. In January 2021, the FASB issued ASU 2021-01 update to Reference Rate Reform (Topic 848) providing clarification of which derivative instruments and hedging relationships are explicitly eligible for certain optional expedients and exceptions in Topic 848. This update primarily clarifies that practical expedients may be applied not only to derivative instruments and hedging relationships that reference LIBOR or other reference rates that are expected to be discontinued, but also those that are being modified as a result of the discounting transition. The standard will be effective for the Company in fiscal year 2022. The Company has not yet adopted this accounting guidance and is currently evaluating the effect this accounting guidance will have on its consolidated financial statements.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
While Era was the legal acquirer in the Merger, Old Bristow was determined to be the accounting acquirer, based upon the terms of the Merger and other considerations including that: (i) immediately following completion of the Merger, Old Bristow stockholders owned approximately 77% of the outstanding shares of Combined Company Common Stock and pre-Merger holders of Era common stock (“Era Common Stockholders”) owned approximately 23% of the outstanding shares of Combined Company Common Stock and (ii) the board of directors of the Company consists of eight directors, including six Old Bristow designees. The Merger was accounted for under the acquisition method of accounting under ASC 805, Business Combinations. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The Company completed its assessment of the fair value of assets acquired and liabilities assumed within the required one-year period from the date of acquisition. Management recorded the acquired aircraft at an aggregate fair value of $179.9 million. Based upon the illiquid state of the secondary market, relevant and reliable market data for the Era fleet was not readily available. As a result, the Company derived the fair value of the Era fleet of aircraft from the estimated enterprise value of Era, using the discounted cash flow method of the income approach. The estimated enterprise value of Era was made using principal assumptions such as forecasted revenues and discount rate. All non-aircraft acquired assets and assumed liabilities were valued at fair value, which based upon their nature were more readily determinable. After allocating fair values to all the non-aircraft acquired assets and assumed liabilities, the remaining value was attributed to the aircraft. During the second quarter of fiscal year 2021, the Company recorded measurement period adjustments to its preliminary estimates due to additional information received primarily related to aircraft, redeemable noncontrolling interest and income taxes, resulting in an increase in bargain purchase gain of $5.7 million.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The Merger resulted in a gain on bargain purchase due to the estimated fair value of the identifiable net assets acquired exceeding the purchase consideration transferred by $81.1 million and is shown as a gain on bargain purchase on the consolidated statements of operations. The bargain purchase was a result of a combination of factors including depressed oil and gas prices and market volatility linked to the COVID-19 pandemic between the initial announcement and consummation of the Merger.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following unaudited supplemental pro forma combined financial information presents the Company’s results of operations for the fiscal year ended March 31, 2021, and for the five months ended March 31, 2020, as though the Merger had occurred on November 1, 2019, the effective date of Old Bristow’s emergence from the Chapter 11 Cases. The unaudited pro forma financial information is as follows (in thousands)(1)(2):

	Successor
	Twelve Months Ended March 31, 2021	Five Months Ended March 31, 2020
Total revenues	$1,213,552	$582,803
Net income (loss)	$(100,436)	$153,106
Net income (loss) attributable to Bristow Group Inc.	$(100,222)	$153,415
_____________________
(1)As a result of the Merger, the Company was required to dispose of its investment in Líder which occurred in August 2020. The Company had recorded an impairment in June 2020 of $18.7 million related to the future disposition of the investment. This impairment has been excluded from the pro forma combined Net loss and Net loss attributable to Bristow Group Inc. for the fiscal year ended March 31, 2021 due to its nonrecurring nature and has been included in pro forma combined Net loss and Net loss attributable to Bristow Group Inc. for the fiscal year ended March 31, 2021 due to its connection with the Merger.
(2)As noted above, the unaudited pro forma combined financial information is presented as if the Merger occurred on November 1, 2019. Thus the comparative historical period ending March 31, 2020 only includes the successor period of Old Bristow’s emergence from its Chapter 11 Cases.
The amounts of revenue and earnings of Era included in the Company’s consolidated statements of operations from the acquisition date of June 11, 2020 are as follows (in thousands):

Successor
June 11, 2020 - March 31, 2021
Total revenues	$148,145
Net loss	$(4,452)
Note 3 — PROPERTY AND EQUIPMENT
Property and Equipment Acquisitions
The Company made capital expenditures as follows (in thousands, except number of aircraft):

	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019	Fiscal Year Ended March 31, 2019
	Successor		Predecessor
Number of aircraft delivered:
Medium	—	—	—	1
SAR aircraft (1)	—	2	2	—
Total aircraft	—	2	2	1
Capital expenditures:
Aircraft and equipment	$14,173	$35,767	$38,386	$35,315
Land and buildings	671	348	3,188	5,587
Total capital expenditures	$14,844	$36,115	$41,574	$40,902
___________________
(1)U. K. SAR configured AW189s.
Property and Equipment Dispositions

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents details on the aircraft sold or disposed of (in thousands, except for number of aircraft):

	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019	Fiscal Year Ended March 31, 2019
	Successor		Predecessor
Number of aircraft sold or disposed of	54	5	3	8
Deposits on assets held for sale	$—	$4,500	$—	$—
Proceeds from sale or disposal of assets	$67,882	$13,845	$5,314	$13,813
Loss from sale or disposal of assets	$(8,199)	$(451)	$(3,768)	$(4,995)

Number of aircraft impaired	8	—	14	5
Impairment charges on assets held for sale	$7,792	$—	$—	$8,149
Impairment charges on property and equipment(1)	$—	$—	$42,022	$104,939
Contract termination costs(2)	$—	$—	—	$14,699
Fresh-start accounting adjustment (3)	$—	$—	$768,630	$—
___________________________
(1)Includes $42.0 million impairment related to H225s for the seven months ended October 31, 2019 (Predecessor). Includes an $87.5 million impairment related to H225s and a $17.5 million impairment related to Eastern Airways assets for fiscal year 2019 (Predecessor), included in loss on impairment on the consolidated statements of operations.
(2)Includes $11.7 million of progress payments and $2.3 million of capitalized interest for an aircraft purchase contract that was terminated in fiscal year 2019 (Predecessor). Additionally, $0.5 million of progress payments and $0.2 million of capitalized interest for aircraft options were terminated in fiscal year 2019 (Predecessor).
(3)In connection with Old Bristow’s emergence from bankruptcy and the application of ASC 852, Old Bristow adjusted property and equipment by $768.6 million to its respective fair value of $931.7 million at the Effective Date.
In connection with the sale of certain aircraft during the fiscal year ended March 31, 2021 (Successor), the Company agreed to sell certain related equipment and inventory. As a result, the Company recognized a $12.4 million loss on impairment to record those equipment and inventory items at the sales value.
During the fiscal year ended 2019 (Predecessor), Old Bristow performed a review of its H225 aircraft related inventory and Eastern Airways inventory and recorded an impairment charge of $8.9 million $0.3 million, respectively, to record the inventory at the lower of cost or net realizable value and as part of its impairment review of the airline assets of Eastern Airways.
Property and Equipment Considerations
During the fiscal year ended March 31, 2021 (Successor), as a result of the impairment of our investment in Cougar Helicopters Inc. (“Cougar) during the period, the Company identified an indicator of impairment for its Cougar asset group requiring further impairment consideration. An undiscounted cash flow analysis demonstrated sufficient undiscounted cash flows in excess of its carrying value. No impairment was required to be recognized to the asset group as of March 31, 2021 (Successor).

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4 — REVENUES
Revenue Recognition
The Company derives its revenues primarily from aviation services. A majority of the Company’s revenues are generated through two types of contracts: helicopter services and fixed wing services. Revenues are recognized when control of the identified distinct goods or services has been transferred to the customer, the transaction price is determined and allocated to the satisfied performance obligations and the Company has determined that collection has occurred or is probable of occurring.
The Company determines revenue recognition by applying the following steps:
1.Identify the contract with a customer;
2.Identify the performance obligations in the contract;
3.Determine the transaction price;
4.Allocate the transaction price to the performance obligations; and
5.Recognize revenues as the performance obligations are satisfied.
Helicopter services — The Company’s principal customers — international, independent and major integrated energy companies and government agencies— charter its helicopters primarily to transport personnel to, from and between onshore bases and offshore production platforms, drilling rigs and other installations. Revenue from helicopter services is recognized when the performance obligation is satisfied over time based on contractual rates as the related services are performed. A performance obligation arises under contracts with customers to render services. Operating revenue is derived mainly from fixed-term contracts with the Company’s customers. A small portion of the Company’s oil and gas customer revenue is derived from providing services on an “ad-hoc” basis. The Company’s fixed-term contracts typically have original terms of one year to five years (subject to provisions permitting early termination by its customers). The Company accounts for services rendered separately if they are distinct and the service is separately identifiable from other items provided to a customer and if a customer can benefit from the services rendered on its own or with other resources that are readily available to the customer.
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Within this contract type for helicopter services, the Company determined that each contract has a single distinct performance obligation. These contracts include a fixed monthly rate for a particular model of aircraft plus an incremental charge based on flight hours flown, which represents the variable component of a typical contract with a customer. Rates for these services vary depending on the type of services provided and can be based on a per flight hour, per day, or per month basis. The variable component of a contract is not effective until a customer-initiated flight order is received, and the actual hours flown are determined; variable consideration is recognized when the services are rendered pursuant to the variable allocation exception.
Revenue is recognized as performance obligations are satisfied over time, by measuring progress towards satisfying the contracted services in a manner that best depicts the transfer of services to the customer, which is generally represented by a period of 30 days or less. The Company typically invoices customers on a monthly basis and the term between invoicing and when the payment is due is typically between 30 and 60 days.
Cost reimbursements from customers are recorded as reimbursable revenue with the related reimbursed costs recorded as reimbursable expense on the Company’s consolidated statements of operations.
Fixed wing services — Airnorth provides fixed wing transportation services through regular passenger transport (scheduled airline service with individual ticket sales) and charter services. A performance obligation arises under contracts with customers to render services. Within fixed wing services, the Company determined that each contract has a single distinct performance obligation. Revenue is recognized over time at the earlier of the period in which the service is provided or the period in which the right to travel expires, which is determined by the terms and conditions of the ticket. Ticket sales are recorded within deferred revenue in accordance with the above policy. Both chartered and scheduled airline service revenue is recognized net of passenger taxes and discounts.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table shows the total revenues (in thousands):

	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019	Fiscal Year Ended March 31, 2019
	Successor		Predecessor
Revenues from contracts with customers	$1,139,638	470,167	737,679	1,323,971
Total other revenues	38,424	15,596	19,544	45,691
Total revenues(1)	$1,178,062	$485,763	$757,223	$1,369,662

(1) Revenues from affiliates included in the table above were as follows (in thousands):

	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019	Fiscal Year Ended March 31, 2019
	Successor		Predecessor
Revenues from contracts with customers	$12,108	$8,413	$12,015	$23,099
Total other revenues	30,339	14,910	18,599	25,279
Total revenues	$42,447	$23,323	$30,614	$48,378
Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the applicable periods (in thousands):

	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019	Fiscal Year Ended March 31, 2019
	Successor		Predecessor
Oil and gas:
Europe Caspian	$391,921	$177,085	$266,477	$438,102
Americas	328,489	97,670	137,781	216,427
Africa	93,285	61,318	96,615	144,139
Asia Pacific	11,831	5,117	22,459	100,309
Total oil and gas	825,526	341,190	523,332	898,977
UK SAR Services	225,328	90,574	128,436	232,722
Fixed Wing Services	73,751	35,579	70,755	174,374
Other	14,419	382	396	1,834
	$1,139,024	$467,725	$722,919	$1,307,907
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of March 31, 2021 and March 31, 2020 (Successor), receivables related to services performed under contracts with customers were $167.3 million and $148.3 million, respectively. During the fiscal year March 31, 2021 (Successor), the Company recognized $3.5 million of revenues from outstanding contract liabilities. Contract liabilities related to services performed under contracts with customers were $13.3 million and $4.9 million as of March 31, 2021 (Successor) and March 31, 2020 (Successor), respectively. During the five months ended March 31, 2020 (Successor), the Company recognized $4.9 million of revenue from outstanding contract liabilities. During the seven months ended October 31, 2019 (Predecessor) and fiscal year 2019 (Predecessor), the Company recognized $8.5 million and $12.4 million of revenue from outstanding contract liabilities, respectively. Contract liabilities are generated by fixed wing services where customers pay for tickets in advance of receiving the Company’s services and advanced payments from helicopter services customers. There were no contract assets as of March 31, 2021 and March 31, 2020 (Successor).
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

	Remaining Performance Obligations (Successor)
		Fiscal Year Ending March 31,				Total
	2022	2023	2024	2025	2026 and thereafter
Helicopter contracts	$376,531	$225,667	$185,990	$159,086	130,296	$1,077,570
Fixed wing contracts	555	—	—	—	—	555
Total remaining performance obligation revenues	$377,086	$225,667	$185,990	$159,086	130,296	$1,078,125
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
As of March 31, 2021 (Successor), the Company had interests in six VIEs, BNAS Holdings Company Limited (“BNAS”), Bristow Aviation Holdings Limited (“Bristow Aviation”), Impigra Aviation Holdings Limited (“Impigra”), Bristow Helicopters (Nigeria) Limited (“BHNL”), Pan African Airlines (Nigeria) Limited (“PAAN”) and YII 5668 Energy (“YII Energy”), of which the Company was the primary beneficiary, and had no interests in VIEs of which the Company was not the primary beneficiary.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
BNAS — During the fiscal year ended 2021, the Company created a new legal entity in Ireland in order to address the impact of Brexit on the Company’s ownership structure, BNAS Holdings Company Limited, with Bristow Helicopters Limited (“BHL”) as a 49% shareholder and a European Union (“EU”) national as the 51% shareholder. BHL provided a loan to BNAS Holdings Limited, which in turn acquired 100% of the share capital of Bristow Norway AS.
Bristow Aviation — The Company owns 49% of Bristow Aviation’s common stock and a significant amount of its subordinated debt. Bristow Aviation is incorporated in England and, through its subsidiaries, holds all the outstanding shares in BHL. As of March 31, 2021, the Company and Impigra owned 49% and 51%, respectively, of Bristow Aviation’s total outstanding ordinary shares. Bristow Aviation and its subsidiaries are exposed to similar operational risks as the Company and are therefore monitored and evaluated on a similar basis by management.
Changes in the balance for the noncontrolling interest associated with Bristow Aviation are as follows (in thousands):

	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019	Fiscal Year Ended March 31, 2019
	Successor		Predecessor
Balance – beginning of fiscal year	$1,291	$1,332	$1,253	$1,358
Payments to noncontrolling interest shareholders	—	—	(37)	(54)
Noncontrolling interest expense	44	21	31	55
Currency translation	147	(62)	85	(106)
Balance – end of fiscal year	$1,482	$1,291	$1,332	$1,253
The following tables show summarized financial information for Bristow Aviation reflected on the Company’s consolidated statements of operations and balance sheets (in thousands):

	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019	Fiscal Year Ended March 31, 2019
	Successor		Predecessor
Revenue	$890,147	$413,885	$663,047	$1,221,344
Operating income (loss)	$262,724	$(14,083)	$45,505	$(41,148)
Net income (loss)	$(69,119)	$(166,698)	$(193,867)	$(347,056)

	Successor
	March 31, 2021	March 31, 2020
Total assets	$1,163,052	$1,030,096
Total liabilities	$4,021,334	$3,792,617
BHNL — The Company owns a joint venture, BHNL, that provides aviation services to customers in Nigeria, in which BHL owns a 48% interest. YII Energy, a Nigerian company 100% owned by Nigerian citizens, owns a 50% interest and an employee trust fund owns the remaining 2% interest.
PAAN — The Company owns a 50.17% interest in a joint venture in Nigeria with local partners.
Eastern Airways
On May 10, 2019 (Predecessor), Bristow Helicopters Limited (“Bristow Helicopters”), a subsidiary of Bristow Group, completed the sale of all of the shares of Eastern Airways pursuant to a Sale and Purchase Agreement (the “EAIL Purchase Agreement”). Pursuant to the EAIL Purchase Agreement and related agreements, Bristow Helicopters contributed approximately £17.1 million to Eastern Airways as working capital and OIHL acquired Eastern Airways. Bristow Helicopters retained its controlling ownership of the shares in Humberside International Airport Limited (“Humberside”) that it previously held through Eastern Airways. As a result of the transaction, Bristow Helicopters maintains its controlling interest in Humberside Airport, from which Bristow Helicopters provides U.K. SAR services. The loss on the sale of Eastern Airways for

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the seven months ended October 31, 2019 (Predecessor) was $46.9 million included the write-off of net assets of $35.0 million and write-off of cumulative translation adjustment of $11.9 million. Certain intercompany balances between Bristow Helicopters and Eastern Airways were also written off.
Aviashelf and Bristow Helicopters Leasing Limited
As of March 31, 2019 (Predecessor), Bristow Aviation Holdings Limited (“Bristow Aviation”) had an indirect 48.5% interest in Aviashelf Aviation Co. (“Aviashelf”), a Russian helicopter company. Additionally, Old Bristow owned 60% of two U.K. joint venture companies, BHLL and Sakhalin Bristow Air Services Ltd. These two U.K. companies lease aircraft to Aviashelf, which held the client contracts for Old Bristow’s Russian operations. Aviashelf was consolidated based on the ability of certain consolidated subsidiaries of Bristow Aviation to control the vote on a majority of the shares of Aviashelf, rights to manage the day-to-day operations of the company, which were granted under a shareholders’ agreement, and Old Bristow’s ability to acquire an additional 8.5% interest in Aviashelf under a put/call option agreement. In April 2019 (Predecessor), Old Bristow sold its 60% ownership interest in BHLL for $1.4 million. In June 2019 (Predecessor), Old Bristow sold its 48.5% ownership interest in Aviashelf for $2.6 million. In August 2019 (Predecessor), Old Bristow exercised its call option to acquire an 8.5% interest in Aviashelf and subsequently sold that interest for $0.4 million. The loss on the sale of Aviashelf for the seven months ended October 31, 2019 (Predecessor) was $9.0 million.
Other Significant Affiliates — Unconsolidated
Cougar — The Company owns a 25% voting interest and a 40% economic interest in Cougar, a major aviation services provider in Canada. Cougar’s operations are primarily focused on serving the offshore oil and gas industry off Canada’s Atlantic coast and in the Arctic.
During the fiscal year ended March 31, 2021 (Successor), upon evaluating its investment in Cougar, the Company determined the investment to be other-than-temporarily impaired based on the change in facts and circumstances from the prior reporting period, which included the loss of a significant customer contract and further deterioration of the future sentiment for the Eastern Canadian oil and gas market. As a result, the Company performed a fair valuation of its investment in Cougar, and based on a discounted cash flows model, concluded a fair value of $4.7 million. This compared to a carrying value of $56.6 million, resulting in a $51.9 million loss on impairment from our investment in Cougar, recorded during the fiscal year ended March 31, 2021 (Successor). In January 2021, the Company concluded that it was no longer probable that it would collect substantially all consideration for lease agreements when due. As such the Company transitioned to the cash basis of accounting for lease payments to be received from Cougar under the current aircraft and facilities leasing arrangements in place. This resulted in the non-recognition of $8.6 million which otherwise would have been recorded on an accrual basis during the fiscal quarter. The Company continues to recognize revenue associated with the Maintenance Services and Support Agreement (the “MSSA”) on an accrual basis as it expects to receive full compensation for services under the MSSA agreement.
PAS — The Company has a 25% economic interest in Petroleum Air Services (“PAS”), an Egyptian corporation that provides helicopter and fixed wing transportation to the offshore energy industry in Egypt. As of March 31, 2021 (Successor), the investment in PAS was $33.0 million and is included on the consolidated balance sheets in investment in unconsolidated affiliates. PAS is a cost method investment.
Líder — During the fiscal year March 31, 2021 (Successor), the Company recorded an $18.7 million non-cash impairment charge to its investment in Líder Táxi Aéreo S.A. (“Líder”), a previously unconsolidated affiliate in Brazil, upon evaluating its equity investment in the company. Old Bristow had previously recorded a $9.6 million impairment to its investment in Líder during the five months ended March 31, 2020 (Successor) due to an expected decline in future business opportunities in its market as a result of the decline in oil prices leading to an evaluation of the investment for other-than-temporary impairment..
The Company initiated a partial dissolution process to exit its equity investment in Líder in July 2020. As a result of this process, the Company was no longer a shareholder of Líder as of August 2020.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company continues to evaluate its unconsolidated affiliates for indicators of impairment in light of current market conditions. Changes in market conditions or contractual relationships in future periods could result in the identification of additional other-than-temporary impairment.
Note 6 — DEBT
Debt as of March 31 consisted of the following (in thousands):

	March 31, 2021	March 31, 2020
	(Successor)
6.875% Senior Notes	$391,550	$—
Lombard Debt	146,006	136,180
Airnorth Debt	5,631	7,618
Humberside Debt	306	335
PK Air Debt	—	207,326
Macquarie Debt	—	148,165
Term Loan	—	61,500
Total debt	543,493	561,124
Less short-term borrowings and current maturities of long-term debt	(15,965)	(45,739)
Total long-term debt	$527,528	$515,385
The Company’s scheduled long-term maturities as of March 31, 2021 (Successor) (which excludes unamortized discount of $21.6 million and unamortized deferred financing fees of $8.5 million) were as follows (in thousands):

Total Due
2022	$15,972
2023	16,051
2024	141,512
2025	58
2026	—
Thereafter	400,000
$573,593
Cash paid for interest expense during the fiscal year ended March 31, 2021, was $32.3 million.
6.875% Senior Notes — In February 2021, the Company issued $400.0 million aggregate principal amount of its 6.875% senior secured notes due March 2028 (the “6.875% Senior Notes”) and received net proceeds of $395.0 million. The 6.875% Senior Notes are fully and unconditionally guaranteed as to payment by a number of subsidiaries. Interest on the 6.875% Senior Notes is payable semi-annually in arrears on March 1st and September 1st of each year. The 6.875% Senior Notes may be redeemed at any time and from time to time, with sufficient notice and at the applicable redemption prices set forth in the indenture governing the 6.875% Senior Notes, inclusive of any accrued and unpaid interest leading up to the redemption date. The indenture governing the 6.875% Senior Notes contains covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem the Company’s capital stock, prepay, redeem or repurchase certain debt, make loans and investments, sell assets, incur liens, enter into transactions with affiliates, enter into agreements restricting its subsidiaries’ ability to pay dividends, and consolidate, merge or sell all or substantially all of its assets. In addition, upon a specified change of control trigger event or specified asset sale, the Company may be required to repurchase the outstanding balance of the 6.875% Senior Notes. As of March 31, 2021, the Company had $8.5 million of unamortized debt issuance costs associated with the 6.875% Senior Notes.
The net proceeds from the offering, together with cash on hand, were used to repay approximately $484.7 million in debt, with respect to the Company's secured equipment term loan with Macquarie Bank Limited (“Macquarie Debt”), and the Company’s term loans with PK AirFinance S.à r.l.(“PK Air Debt”) and to redeem the Company’s outstanding senior unsecured notes due December 15, 2022 (the “7.750% Senior Notes”). In connection with the above, the Company recognized a loss on extinguishment of debt of $28.5 million related to the write-off of discount balances and early repayment fees. The issuance of

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the 6.875% Senior Notes and repayment of existing debt allows the Company to further strengthen its financial position by simplifying its capital structure, reducing mandatory amortization requirements, significantly reducing operational friction costs and extending the Company’s debt maturities.
PK Air Debt — On July 17, 2017, a subsidiariy of Old Bristow entered into the PK Air Debt credit agreement which provided for commitments in an aggregate amount of up to $230 million to make up to 24 term loans, each of which was made in respect of an aircraft pledged as collateral for all of the term loans. Each term loan bore interest at an interest rate equal to, at the borrower’s option, a floating rate of one-month LIBOR plus a margin of 5% per annum, subject to certain costs of funds adjustments, determined two business days before the borrowing date of each term loan, or a fixed rate based on a notional interest rate swap of 12 30-day months in respect of such term loan with a floating rate of interest based on one-month LIBOR, plus the Margin. During the fiscal year March 31, 2021 (Successor), the Company made principal and interest payments of $19.2 million and $10.7 million, respectively. In February 2021, the Company made a $200.7 million payment to extinguish the PK Air debt.
Macquarie Debt — On February 1, 2017, one of Old Bristow’s wholly-owned subsidiaries entered into the Macquarie
Credit Agreement for a $200 million five-year secured equipment term loan with Macquarie Bank Limited. Borrowings under the financing bore interest at an interest rate equal to the Intercontinental Exchange Benchmark Administration’s (“ICE Benchmark Administration”) Limited LIBOR, or its successor, plus 5.35% per annum. During the fiscal year March 31, 2021 (Successor), the Company made principal and interest payments of $7.2 million and $8.0 million, respectively. In February 2021, the Company made a $152.0 million payment to extinguish the Macquarie debt.
7.750% Senior Notes — On December 7, 2012, Era Group issued $200.0 million aggregate principal amount of its 7.750% senior unsecured notes due December 15, 2022 (the “7.750% Senior Notes”) and received net proceeds of $191.9 million. Interest on the 7.750% Senior Notes was payable semi-annually in arrears on June 15th and December 15th of each year. The payment obligations under the 7.750% Senior Notes were fully and unconditionally guaranteed by certain of the Company’s subsidiaries. The pre-Merger outstanding principal amount of Era’s 7.750% senior unsecured notes as of March 31, 2020 was $144.0 million. In June 2020, in connection with and upon completion of the Merger, Era’s long-term debt less its current maturities were fair valued and a value of $136.8 million was assigned to the 7.750% Senior Notes.
During the fiscal year March 31, 2021 (Successor), the Company fully redeemed $144.1 million of the 7.750% Senior Notes and made $7.6 million in interest payments.
Lombard Debt — On November 11, 2016, certain of Old Bristow’s subsidiaries entered into two, seven-year British pound sterling funded secured equipment term loans for an aggregate $200 million U.S. dollar equivalent with Lombard North
Central Plc, a part of the Royal Bank of Scotland (the “Lombard Debt”). Borrowings under the financings bear interest at an interest rate equal to the ICE Benchmark Administration’s Limited LIBOR, or its successor, plus 2.25% per annum. The financing which funded in December 2016 matures in December 2023 and the financing which funded in January 2017 matures in January 2024. During the fiscal year March 31, 2021 (Successor), the Company made principal and interest payments of $12.8 million and $4.1 million, respectively.
Promissory Notes — In 2010, Era entered into two promissory notes to purchase a heavy and medium helicopter, respectively. In December 2015, upon maturity of the notes, the then outstanding balances of $19.0 million and $5.9 million were refinanced, with terms due in December 2020. Final payments of $12.7 million and $4.0 million, respectively, inclusive of interest, were made in December 2020 upon maturity of both promissory notes.
Term Loan Agreement — In connection with the closing of the Merger on June 11, 2020, the Company fully repaid the Term Loan by making $61.5 million in principal payments and $0.6 million in prepayment premiums.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
As of March 31, 2021 (Successor), there were no outstanding borrowings under the Amended ABL nor had the Company made any draws during the year ended March 31, 2021 (Successor). Letters of credit issued under the Amended ABL in the aggregate face amount of $19.4 million were outstanding on March 31, 2021 (Successor).
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Old Bristow Preferred Stock Embedded Derivative
The fair value of the Old Bristow Preferred Stock embedded derivative is estimated on the pre-merger basis, using the income approach, namely a “with” and “without” analysis. The difference between the value of the Old Bristow Preferred Stock in the “with” and “without” analyses represents the value of the embedded derivative. Old Bristow was private on the pre-merger basis and hence, the Old Bristow Preferred Stock value was estimated based on the expected exchange ratio upon the merger. As there was no trading price or any directly observable market information for the embedded derivative itself or Old Bristow’s preferred stock price the fair value of the embedded derivative represents a model value. Due to these facts and circumstances, the fair value of Old Bristow’s Preferred Stock embedded derivative was derived from Level 3 inputs, due to the nature of unobservable inputs that required significant estimates, judgments and assumptions. The Old Bristow Preferred Stock was converted into Old Bristow Common Stock immediately prior to consummation of the Merger.
Changes in the fair value of the New Preferred Stock derivative liability, carried at fair value, are reported as change in fair value of the Preferred Stock derivative liability in the consolidated statements of operations. For the fiscal year March 31, 2021 (Successor), Old Bristow recognized non-cash gain of approximately $15.4 million due to an increase in the Preferred Stock derivative liability related to the embedded derivative in the New Preferred Stock.
The following table provides a rollforward of the preferred stock embedded derivative Level 3 fair value measurements for the fiscal year March 31, 2021 (Successor):

Significant Unobservable Inputs (Level 3)
Derivative financial instruments:	(in thousands)
March 31, 2020	$286,182
Change in fair value	(15,416)
Preferred stock shares conversion	(266,846)
Share repurchases	(3,920)
March 31, 2021	$—
The Old Bristow Preferred stock embedded derivative considered settlement scenarios which are further defined in Note 12 to the consolidated financial statements. A number of the settlement scenarios required a settlement premium. The specified premium depended on the timing of the liquidity event, ranging from a minimum of (a) 17% Internal Rate of Return (the “IRR”) (b) 2.1x Multiple of Invested Capital (the “MOIC”) and (c) 14% Internal Rate of Return (the “IRR”) if the liquidity event is prior to 3 years, to (y) a 2.1x MOIC and (z) 17% IRR if the liquidity event is in 5 years or more. The fair value for the embedded derivative was determined using a “with” and “without” approach, first determining the fair value of the Old Bristow Preferred Stock (inclusive of all bifurcated features) with the features and comparing it with the fair value of an instrument with identical terms to the Old Bristow Preferred Stock without any of the bifurcated features (i.e., the preferred stock host).
The fair value of the Old Bristow Preferred Stock was estimated using an option pricing method (“OPM”) allocating the total equity value to the various classes of equity. As of June 11, 2020 (Successor), Old Bristow assumed an expected term of 6 years, a risk-free rate of 0.38% and volatility of 85%. Without the redemption or conversion features, the holders of the Old

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The carrying and fair value of the Company’s debt are as follows (in thousands):

	Successor
	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2021
LIABILITIES
6.875% Senior Notes(1)	$391,550	$—	$398,870	$—
Lombard Debt	146,006	—	155,270	—
Airnorth Debt	5,631	—	5,656	—
Humberside Debt	306	—	306	—
	$543,493	$—	$560,102	$—
March 31, 2020
LIABILITIES
PK Air Debt	$207,326	$—	$180,290	$—
Macquarie Debt	148,165	—	138,133	—
Lombard Debt	136,180	—	122,165	—
Term Loan	61,500	—	56,894	—
Airnorth Debt	7,618	—	7,221	—
Humberside Debt	335	—	335	—
	$561,124	$—	$505,038	$—
_________________
(1)The carrying value is net of unamortized debt issuance costs of $8.5 million.
The carrying value is net of unamortized discount as follows (in thousands):

	Successor
	March 31, 2021	March 31, 2020
Lombard Debt	$21,495	$26,372
Airnorth Debt	154	605
PK Air Debt	—	12,620
Macquarie Debt	—	11,063
Total unamortized debt discount	$21,649	$50,660
Note 8 — COMMITMENTS AND CONTINGENCIES
Fleet — The Company’s unfunded capital commitments as of March 31, 2021 (Successor) consisted primarily of agreements to purchase helicopters and totaled $85.3 million, payable in fiscal year 2022. The Company also had $1.3 million of deposits paid on options not yet exercised. All of the Company’s capital commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability other than aggregate liquidated damages of approximately $2.1 million.
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
Other Purchase Obligations — As of March 31, 2021 (Successor), the Company had $21.2 million of other purchase obligations representing non-cancelable PBH maintenance commitments and unfilled purchase orders for aircraft parts.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
In the normal course of business, the Company is involved in various litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its consolidated financial statements related thereto as appropriate. It is possible that a change in its estimates related to these exposures could occur, but the Company does not expect such changes in estimated costs or uninsured losses, if any, would have a material effect on its business, consolidated financial position or results of operations.
Note 9 — LEASES
The Company leases aircraft, land, hangars, buildings, fuel tanks and tower sites under operating lease agreements. The Company determines if an arrangement is a lease at inception. The Company’s leases are recorded in right-of-use (“ROU”) assets, accounts payable and operating lease liabilities in its consolidated balance sheets. The lease expense on those contracts with initial terms of twelve months or less are recognized on a straight-line basis over the lease term and are not recorded on the balance sheet.
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
The majority of the bases from which the Company operates are leased, with current remaining terms between one and fifty-eight years. The Company has non-cancelable operating leases in connection with the lease of certain equipment, including leases for aircraft, and land and facilities used in its operations. The related lease agreements, which range from non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and can also include renewal options. The Company generally pays all insurance, taxes and maintenance expenses associated with these leases, and these costs are not included in the lease liability and are recognized in the period in which they are incurred.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of March 31, 2021 (Successor), aggregate future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year, including leases for 44 aircraft, are as follows (in thousands):

	Aircraft	Other	Total
Fiscal year ending March 31,
2022	$77,354	$12,730	$90,084
2023	57,646	10,775	68,421
2024	45,362	9,948	55,310
2025	28,370	7,627	35,997
2026	2,170	6,644	8,814
Thereafter	—	21,055	21,055
	$210,902	$68,779	$279,681
As of March 31, 2020 (Successor), aggregate future payments under all non-cancelable operating leases that have initial terms in excess of one year, including leases for 46 aircraft, are as follows (in thousands):

	Aircraft	Other	Total
Fiscal year ending March 31,
2021	$89,736	$7,680	$97,416
2022	77,229	6,435	$83,664
2023	58,583	6,468	$65,051
2024	46,005	6,086	$52,091
2025	28,370	5,005	$33,375
Thereafter	2,170	16,382	$18,552
	$302,093	$48,056	$350,149
Operating leases as of March 31, 2021 (Successor) and March 31, 2020 (Successor) were as follow (in thousands, except years and percentages):

	March 31, 2021	March 31, 2020
Operating lease right-of-use assets	$246,667	$305,962

Current portion of operating lease liabilities	77,909	81,484
Operating lease liabilities	167,718	224,595
Total operating lease liabilities	$245,627	$306,079

	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019
	Successor		Predecessor
Cash paid for operating leases	$112,590	$48,967	$95,601
ROU assets obtained in exchange for lease obligations	$21,923	$338,257	$256,242
Weighted average remaining lease term	4 years	4 years	5 years
Weighted average discount rate	6.23%	6.27%	7.14%

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The aircraft leases range from base terms of up to 180 months with renewal options of up to 60 months in some cases, include purchase options upon expiration and some include early purchase options. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require the Company to pay a stipulated amount if the Company defaults on its obligations under the agreements. The following is a summary of the terms related to aircraft leased under operating leases with original or remaining terms in excess of one year as of March 31, 2021 (Successor):

End of Lease Term	Number of Aircraft
Fiscal year 2022 to fiscal year 2023	15
Fiscal year 2024 to fiscal year 2025	19
Fiscal year 2026 to fiscal year 2027	10
44
The Company leases six S-92 model aircraft and one AW139 model aircraft from VIH Aviation Group Ltd., which is a related party due to common ownership of Cougar and paid lease fees of $12.9 million, $5.5 million, $8.6 million and $16.1 million during the fiscal year 2021 (Successor), five months ended March 31, 2020 (Successor), seven months ended October 31, 2019 (Predecessor) and fiscal year 2019 (Predecessor), respectively. The Company leases a facility in Galliano, Louisiana from VIH Helicopters USA, Inc., another related party due to common ownership of Cougar, and paid lease fees of $0.2 million, $0.1 million, $0.1 million and $0.2 million during the fiscal year 2021, five months ended March 31, 2020 (Successor), seven months ended October 31, 2019 (Predecessor) and fiscal year 2019 (Predecessor), respectively. As of March 31, 2021 and 2020, $2.6 million and $14.6 million, respectively, of accounts receivables from related party affiliates were included in accounts receivables on the consolidated balance sheet.
During the fiscal year 2021, the Company entered into sales-type leases for five S76C++ medium helicopters. The leases commenced on January 15, 2021 and were classified as sales-type based on the purchase options which the Company believes are reasonably certain of exercise. As a result, a net investment in lease of $3.7 million, calculated as present value of lease payments and purchase option value, was recognized on the balance sheet. The difference between the net book value of the aircraft and the net investment in lease was recognized as a loss on disposal of $6.4 million. The receivables of $3.7 million represent the net investment in lease recognized expected to be be received over the next fiscal year.
In April and May 2019 (Predecessor), the Company returned its remaining four H225 leased aircraft and paid $4.3 million in lease return costs.
In June 2019 (Predecessor), the Company rejected ten aircraft leases, including nine S-76C+s and one S-76D, and recorded $26.0 million of lease termination costs, net. In September 2019 (Predecessor), the Company recorded an additional $4.2 million of lease termination costs to adjust its liabilities subject to compromise to the allowed claim. Also, in connection with these ten aircraft lease returns, the Company reduced its ROU assets by $18.6 million and operating lease liabilities by $20.2 million in the Predecessor period. On October 31, 2019 (Predecessor), as part of the Plan, the Company settled and paid these liabilities in full for $3.9 million.
In September 2019 (Predecessor), the Company rejected the lease for its corporate headquarters in Houston, Texas. As of September 30, 2019 (Predecessor), the Company recorded an allowed claim of $5.3 million, which was settled and paid in full for $0.6 million on October 31, 2019 (Predecessor), as part of the Plan. Also, in connection with the corporate lease rejection, as of September 30, 2019 (Predecessor), the Company reduced its ROU assets by $13.2 million and operating lease liabilities by $18.9 million.
In connection with the adoption of fresh-start accounting, the Company made the accounting policy election in accordance with ASC 805 to not recognize lease assets or liabilities upon emergence for any leases that have a remaining lease term of 12 months or less as of the Effective Date. Any ROU asset or lease liability that meets the criteria was written off by offsetting each other with any resulting gain or loss recognized as a fresh-start adjustment on the Predecessor’s consolidated statements of operations. Any future lease expenses will be expensed on a straight-line basis over the lease term or for variable lease payments in the period in which the obligation for those payments is incurred. Further, the ROU asset was reduced on a

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
net basis by $2.6 million for changes in fair value related to favorable or unfavorable lease terms with the offset recorded as reorganization expense, net in the Predecessor’s consolidated statement of operations.
Rent expense incurred is as follows (in thousands):

	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019	Fiscal Year Ended March 31, 2019
	Successor		Predecessor
Rent expense under all operating leases	120,309	$50,061	$101,543	$192,316
Rent expense under operating leases for aircraft	97,919	$43,044	$88,599	$168,299
Note 10 — TAXES
The components of deferred tax assets and liabilities are as follows (in thousands):

	March 31, 2021	March 31, 2020
Deferred tax assets:
Foreign tax credits	$33,576	$39,554
State net operating losses	41,929	9,140
Net operating losses	122,376	68,919
Accrued pension liability	8,408	2,869
Accrued equity compensation	2,913	440
Interest expense limitation	37,546	33,567
Deferred revenue	375	375
Employee award programs	586	86
Employee payroll accruals	2,470	1,656
Inventories	—	6,853
Capitalized start-up costs	6,025	5,561
Accrued expenses not currently deductible	10,354	9,000
Lease liabilities	67,312	22,369
Other	6,599	3,431
Valuation allowance - foreign tax credits	(33,576)	(39,554)
Valuation allowance - state	(39,276)	(9,140)
Valuation allowance - interest expense limitation	(11,288)	(11,603)
Valuation allowance	(91,764)	(58,264)
Total deferred tax assets	$164,565	$85,259
Deferred tax liabilities:
Property and equipment	$(87,252)	$(38,299)
Inventories	(4,160)	(987)
Investment in foreign subsidiaries and unconsolidated affiliates	(21,071)	(23,112)
ROU asset	(67,439)	(21,552)
Intangibles	(20,363)	(18,539)
Other	(6,710)	(5,545)
Total deferred tax liabilities	$(206,995)	$(108,034)
Net deferred tax liabilities	$(42,430)	$(22,775)
Companies may use foreign tax credits to offset the U.S. income taxes due on income earned from foreign sources. However, the credit that may be claimed for a particular taxable year is limited by the total income tax on the U.S. income tax return as well as by the ratio of foreign source net income in each statutory category to total net income. The amount of creditable foreign taxes available for the taxable year that exceeds the limitation (i.e., “excess foreign tax credits”) may be carried back one year and forward ten years. The Company had $33.6 million of excess foreign tax credits as of March 31, 2021 (Successor), of which, $4.0 million will expire in fiscal year 2022, $0.2 million will expire in fiscal year 2023, $15.6 million will expire in fiscal year 2024, $13.2 million will expire in fiscal year 2025 and $0.6 million will expire in fiscal year 2030. As

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of March 31, 2021 (Successor), the Company had $61.7 million of net operating losses in the U.S., of which $0.5 million will expire in fiscal year 2038 and the balance carried forward indefinitely. In addition, the Company has net operating losses in certain states totaling $540.6 million which will begin to expire in fiscal year 2022.
Certain limitations on the deductibility of interest expense pursuant to the Tax Cuts and Jobs Act (the “Act”) became effective on April 1, 2018. As of March 31, 2021 (Successor) the Company had $178.8 million gross disallowed U.S. interest expense carryforward. As March 31, 2020 (Predecessor) Old Bristow had $146.7 million gross disallowed U.S. interest expense carryforward. The disallowed interest expense can be carried forward indefinitely. As of March 31, 2021 (Successor), a valuation allowance had been recorded for a portion of the deferred tax asset related to interest expense limitations.
The realization of deferred income tax assets is dependent upon the generation of sufficient taxable income during future periods in which the temporary differences are expected to reverse. The valuation allowance is reviewed on a quarterly basis and if the assessment of the “more likely than not” criteria changes, the valuation allowance is adjusted accordingly. The valuation allowance continues to be applied against certain deferred income tax assets where the Company has assessed that the realization of such assets does not meet the “more likely than not” criteria. As of March 31, 2021 (Successor), valuation allowances were $91.7 million for foreign operating loss carryforwards, $39.3 million for state operating loss carryforwards, $11.3 million for interest expense limitation carryforwards and $33.6 million for foreign tax credits.
The following table is a rollforward of the valuation allowance against the Company’s deferred tax assets (in thousands):

	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019	Fiscal Year Ended March 31, 2019
	Successor		Predecessor
Balance – beginning of fiscal year	$(118,561)	$(124,700)	$(128,214)	$(71,987)
Adjustment due to Merger	(52,553)	—	—	—
Additional allowances	(14,360)	(19,434)	(5,381)	(59,493)
Reversals and other changes	9,571	25,573	8,895	3,266
Balance – end of fiscal year	$(175,903)	$(118,561)	$(124,700)	$(128,214)
The components of loss before benefit (provision) for income taxes are as follows (in thousands):

	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019	Fiscal Year Ended March 31, 2019
	Successor		Predecessor
Domestic	$(14,314)	$163,866	$(568,781)	$(263,377)
Foreign	(42,326)	(24,308)	(318,603)	(72,922)
Total	$(56,640)	$139,558	$(887,384)	$(336,299)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The provision (benefit) for income taxes consisted of the following (in thousands):

	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019	Fiscal Year Ended March 31, 2019
	Successor		Predecessor
Current:
Domestic	$719	$(1,542)	$2,516	$1,337
Foreign	14,387	6,572	9,178	15,313
	$15,106	$5,030	$11,694	$16,650
Deferred:
Domestic	$(11,894)	$(5,072)	$(49,634)	$(16,523)
Foreign	(3,567)	524	(13,238)	(288)
	$(15,461)	$(4,548)	$(62,872)	$(16,811)
Total	$(355)	$482	$(51,178)	$(161)
The reconciliation of the U.S. Federal statutory tax rate to the effective income tax rate for the (provision) benefit for income taxes is shown below:

	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019	Fiscal Year Ended March 31, 2019
	Successor		Predecessor
Statutory rate	21.0%	21.0%	21.0%	21.0%
Effect of U.S. tax reform	—%	—%	—%	(3.5)%
Net foreign tax on non-U.S. earnings	(25.2)%	(4.2)%	(0.7)%	(0.3)%
Benefit of foreign tax deduction in the U.S.	2.3%	(0.2)%	—%	—%
Foreign earnings indefinitely reinvested abroad	5.8%	2.2%	(5.9)%	(4.4)%
Change in valuation allowance	—%	(0.4)%	(0.6)%	(15.2)%
Foreign earnings that are currently taxed in the U.S.	(5.6)%	0.8%	—%	(0.7)%
Bargain purchase gain	30.1%	—%	—%	—%
Sales of subsidiaries	—%	—%	(1.1)%	—%
Effect of change in foreign statutory corporate income tax rates	1.7%	—%	—%	0.4%
Preferred stock embedded derivative	5.7%	(27.7)%	—%	—%
Contingent beneficial conversion feature	—%	—%	(1.0)%	—%
Impairment of foreign investments	(26.2)%	1.4%	(0.6)%	—%
Fresh start accounting and reorganization	—%	6.7%	(3.6)%	—%
Professional fees to be capitalized for tax	(2.9)%	1.3%	(1.3)%	—%
Changes in tax reserves	—%	0.1%	—%	0.7%
Impact of U.S. withholding tax	(1.3)%	(0.3)%	(0.1)%	(0.4)%
Nondeductible employee separation payments	(1.0)%	—%	—%	—%
Other, net	(3.8)%	(0.4)%	(0.3)%	2.4%
Effective tax rate	0.6%	0.3%	5.8%	—%
During the fiscal year March 31, 2021 (Successor), the Company’s effective tax rate was 0.6%. The Company’s effective income tax rate for the fiscal year March 31, 2021 (Successor) fluctuated primarily due to the Company’s impairment of foreign investments that do not generate an income tax benefit; adjustment to valuation allowances against future realization of deductible business interest expense and nondeductible professional fees related to the Merger. During the fiscal year March 31, 2021 (Successor), the Company’s benefit for income taxes was $0.4 million.
For the Predecessor periods Old Bristow prepared the provision for income taxes using a discrete effective tax rate method due to small changes in estimated annual pre-tax income or loss potentially resulting in significant changes in the estimated annual effective tax rate. For the five months ended March 31, 2020 (Successor), Old Bristow estimated the post-

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
emergence annual effective tax rate from continuing operations and applied this rate to the two-month post-emergence losses from continuing operations. In addition, Old Bristow separately calculated the tax impact of unusual or infrequent items. The tax impacts of such unusual or infrequent items were treated discretely in the quarter in which they occurred.
During the five months ended March 31, 2020 (Successor), and seven months ended October 31, 2019 (Predecessor) and fiscal year ended March 31, 2019 (Predecessor), Old Bristow’s effective tax rates were 0.3%, 5.8% and zero percent, respectively.
The Company’s operations are subject to the jurisdiction of multiple tax authorities, which impose various types of taxes on the Company, including income, value added, sales and payroll taxes. Determination of taxes owed in any jurisdiction requires the interpretation of related tax laws, regulations, judicial decisions and administrative interpretations of the local tax authority. As a result, the Company is subject to tax assessments in such jurisdictions including the re-determination of taxable amounts by tax authorities that may not agree with its interpretations and positions taken. The following table summarizes the years open by jurisdiction as of March 31, 2021 (Successor):

Years Open
U.S.	2017 to present
U.K.	2020 to present
Guyana	2013 to present
Nigeria	2013 to present
Trinidad	2010 to present
Australia	2017 to present
Norway	2017 to present
Suriname	2015 to present
Brazil	2017 to present
The effects of a tax position are recognized in the period in which the Company determines that it is more-likely-than-not (defined as a more than 50% likelihood) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of tax benefit that is greater than 50% likely of being recognized upon ultimate settlement.
The Company has analyzed filing positions in the federal, state and foreign jurisdictions where it is required to file income tax returns for all open tax years and accrue interest and penalties associated with uncertain tax positions in its provision for income taxes. During the fiscal year ended March 31, 2021(Successor), the Company had a net (benefit) provision of $0.2 million of reserves for tax contingencies primarily related to non-U.S. income tax on foreign leasing operations. During the five months ended March 31, 2020 (Successor) and the seven months ended October 31, 2019 (Predecessor),Old Bristow had a net (benefit) provision of $(0.2) million, $(2.3) million and zero dollars, respectively, of reserves for tax contingencies primarily related to non-U.S. income tax on foreign leasing operations. The Company does not believe that settlement of any tax contingencies would have a significant impact on its consolidated financial position, results of operations or liquidity
As of March 31, 2021 (Successor), the Company had $4.3 million of unrecognized tax benefits, all of which would have an impact on its effective tax rate, if recognized. As of March 31, 2020 (Predecessor), Old Bristow had $4.3 million, of unrecognized tax benefits, all of which would have an impact on its effective tax rate, if recognized.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The activity associated with unrecognized tax benefit is as follows (in thousands):

	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019	Fiscal Year Ended March 31, 2019
	Successor		Predecessor
Unrecognized tax benefits – beginning of period	$4,252	$4,060	$4,337	$6,682
Increases for tax positions taken in prior periods	30	213	170	100
Decreases for tax positions taken in prior periods	—	(21)	(442)	(2,445)
Decrease related to statute of limitation expirations	(24)	—	(5)	—
Unrecognized tax benefits – end of period	$4,258	$4,252	$4,060	$4,337
As of March 31, 2021 (Successor), the Company had aggregated approximately $102.4 million in unremitted earnings generated by foreign subsidiaries. The Company expects to indefinitely reinvest these earnings. The Company has not provided deferred taxes on these unremitted earnings. If the Company’s expectations were to change, withholding and other applicable taxes incurred upon repatriation, if any, are not expected to have a material impact on its results of operations.
Income taxes paid were $15.1 million, $7.6 million, $9.5 million, and $19.4 million during the fiscal year ended March 31 2021 (Successor), five months ended March 31, 2020 (Successor), the seven months ended October 31, 2019 (Predecessor) and fiscal year ended March 31 2019 (Predecessor), respectively.
Note 11 — SHARE-BASED COMPENSATION AND OTHER EMPLOYEE BENEFIT PLANS
Key Employee Incentive Plans
In connection with the Chapter 11 Cases, the Compensation Committee of Old Bristow’s Board adopted an Executive Key Employee Incentive Plan (the “Executive KEIP”) and a Non-Executive Key Employee Incentive Plan (“Non-Executive KEIP”), each approved by the Bankruptcy Court on August 22, 2019. The Executive KEIP was designed to incentivize Old Bristow’s senior executives by providing a total potential cash award pool of approximately $3.1 million at threshold, $6.1 million at target and up to $12.3 million for exceeding target, and was contingent upon achievement of certain financial targets and safety metrics, and the timing of confirmation of the Plan by the Bankruptcy Court. The Non-Executive KEIP was designed to enhance retention of up to 183 other non-insider employees and provided a total potential cash award pool of approximately $7.7 million at threshold, $10.3 million at target and up to $15.4 million for exceeding target, with 50 percent of the payment contingent upon achievement of certain financial targets and safety metrics, and 50 percent of the payment being based on continued employment with Old Bristow. The payments for the Executive KEIP were made on a quarterly basis with the first payment made in October 2019. The payments for the Non-Executive KEIP were made quarterly with the first payment made in October 2019. In addition to the key employee incentive plans approved by the Bankruptcy Court, Old Bristow made retention payments in April and October 2019 (Predecessor) totaling $3.2 million to non-executives and retention payments in April 2019 (Predecessor) totaling $3.1 million to executives. Old Bristow made payments for the management incentive plan of $3.5 million in May 2019 (Predecessor) for the first quarter of fiscal year 2020, $9.2 million in October 2019 (Predecessor) for the second quarter of fiscal year and $6.7 million in January 2020 (Successor) for the third quarter of fiscal year 2020 and $8.4 million for the fourth quarter of fiscal year 2020 (Successor) in June 2020.
Management Incentive Plan
On the Effective Date, the Compensation Committee of Old Bristow’s Board adopted the 2019 Management Incentive Plan (the “MIP”). At the time of its adoption, the MIP served as an equity-based compensation plan for directors, officers and participating employees and other service providers of Old Bristow and its affiliates, pursuant to which Old Bristow was permitted to issue awards covering shares of the Old Bristow Common Stock and Old Bristow Preferred Stock. During the five months ended March 31, 2020 (Successor), Old Bristow awarded 188,210 shares of restricted Old Bristow Preferred Stock, 312,606 shares of restricted Old Bristow Common Stock, 113,081 Old Bristow Preferred Stock options and 265,049 Old Bristow Common Stock options. Upon the closing of the Merger, these awards converted into 656,617 shares of restricted Combined Company Common Stock and 433,283 stock options to purchase Combined Company Common Stock, of which

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
73,131 shares of restricted Combined Company Common Stock and 48,448 Combined Company Common Stock options vested and 227,884 shares of restricted of Combined Company Common Stock and 151,307 Combined Company Common Stock options were forfeited on June 11, 2020 (Successor). As of March 31, 2021 (Successor), 1,571,590 shares remained available to grant under the 2012 Incentive Plan.
Restricted Stock - MIP. During the fiscal year ended March 31, 2021 (Successor), the number of shares and the weighted average grant price of restricted stock transactions since close of the Merger were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested as of June 11, 2020 (Successor):	656,617	$38.52
Granted	247,204	$17.56
Vested/released	(2,780)	$19.41
Forfeited/expired	(268,850)	$38.44
Non-vested outstanding as of March 31, 2021	632,191	$30.51
As of March 31, 2021 (Successor), the Company had approximately $10.3 million in total unrecognized compensation costs associated with these awards, and the weighted average period over which it is expected to be recognized is 2.4 years. Total stock-based compensation expense related to the MIP was $2.4 million for the five months ended March 31, 2020 (Successor).
Stock Options - MIP. During the fiscal year ended March 31, 2021 (Successor), the stock options transactions since the close of the Merger were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested as of June 11, 2020:	433,283	$25.23
Granted	28,334	$10.99
Forfeited/expired	(189,567)	$25.28
Non-vested outstanding as of March 31, 2021	272,050	$23.71
Vested(1)	96,008	$24.69
___________________________
(1)Stock options awarded out of the MIP plan upon emergence vest in equal tranches over a four year period with 25% of the underlying shares vest in annual tranches. These stock options are not exercisable by employees until 2026 as stipulated by the MIP Plan for the awards granted upon emergence.
As of March 31, 2021 (Successor), the Company had approximately $3.4 million in total unrecognized compensation costs associated with these awards, and the weighted average period over which it is expected to be recognized is 2.4 years The weighted average remaining contractual term on the non vested stock options is 8.6 years and 8.5 years on the vested and exercisable stock options.
2012 Incentive Plan.
In 2013, Era adopted the Era Group Inc. 2012 Incentive Plan (“2012 Incentive Plan”) under which a maximum of 4,000,000 shares of its common stock at par value of $0.01 per share were reserved for issuance. Awards granted under the 2012 Plan may be in the form of stock options, stock appreciation rights, shares of restricted stock, other share-based awards (payable in cash or common stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. Upon the closing of the Merger, 151,768 shares of unvested Combined Company restricted stock awards previously issued under the 2012 Incentive Plan remained unvested. As of March 31, 2021 (Successor), 153,184 shares remained available to grant under the 2012 Incentive Plan.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Stock - 2012 Incentive Plan. During the fiscal year ended March 31, 2021 (Successor), the number of shares and the weighted average grant price of restricted stock transactions were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested as of June 11, 2020:	151,768	$21.68
Granted	165,831	$11.05
Vested	(53,785)	$24.72
Forfeited/expired	(1,500)	$19.52
Non-vested outstanding as of March 31, 2021	262,314	$12.68
As of March 31, 2021 (Successor), the Company had approximately $3.7 million in total unrecognized compensation costs associated with these awards, and the weighted average period over which it is expected to be recognized is 2.0 years.
Stock Options - 2012 Incentive Plan. During the fiscal year ended March 31, 2021 (Successor), the stock options transactions were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested as of June 11, 2020:	52,255	$22.45
Granted	133,334	$11.30
Forfeited/expired	(5,000)	$21.55
Non-vested outstanding as of March 31, 2021	180,589	$14.30
Vested and exercisable	47,255	$22.76
As of March 31, 2021 (Successor), the Company had approximately $1.1 million in total unrecognized compensation costs associated with these awards, and the weighted average period over which it is expected to be recognized is 2.2 years The weighted average remaining contractual term on the non vested stock options is 7.5 years and 2.6 years on the vested and exercisable stock options. As of March 31, 2021 (Successor), the weighted average exercise price of the vested and exercisable stock options was $61.82.
Total stock based compensation expense, which includes stock options and restricted stock was $11.5 million for the fiscal year March 31, 2021 (Successor).
During the fiscal year March 31, 2021 (Successor), the Company awarded 413,035 Combined Company restricted stock units. Of this amount, 161,668 were performance-based restricted stock units of which 150,001 had an average grant date fair value of $7.73 while 11,667 had an average grant date fair value of $24.54. The grant date fair values of these awards were determined under a Monte Carlo Simulation in a risk-neutral framework using Geometric Brownian Motion and will vest on a cliff-basis, after three years, subject to certain stock price performance targets. The remainder of the awards comprised of 44,946 restricted stock units for annual director awards at a grant date fair value of $15.76 and 206,421 restricted stock units of non-performance based restricted stock units awarded at an average grant date fair value of $19.41 per share. The grant date fair values of both non-performance based restricted stock units and annual director awards were derived using the Company’s closing stock price on each of the respective award dates.
During the fiscal year March 31, 2021 (Successor), the Company awarded 161,668 Combined Company stock options that vest on a cliff-basis after three years. Of the 161,668 stock options, 150,001 had a grant date fair value of $10.99 and the remaining 11,667 had a grant date fair value of $14.56. The Company utilized the Black-Scholes option valuation model for estimating the fair value of its stock options.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Pension Plans
Defined Contribution Plans
The Bristow Group Inc. Employee Savings and Retirement Plan (the “Bristow Plan”) covers certain of the Company’s U.S. employees. Under the Bristow Plan, the Company matches each participant’s contributions up to 3% of the employee’s compensation. In addition, under the Bristow Plan, the Company contributes an additional 3% of the employee’s compensation after the end of each calendar year.
Bristow Helicopters and Bristow International Aviation (Guernsey) Limited (“BIAGL”) each have a defined contribution plan. These defined contribution plans replaced the defined benefit pension plans described below for future accruals.
The Company’s contributions to its defined contribution plans were $21.9 million, $8.5 million, $13.6 million and $22.2 million for the fiscal year 2021 (Successor), five months ended March 31, 2020 (Successor), seven months ended October 31, 2019 (Predecessor), and fiscal year 2019 (Predecessor), respectively.
Defined Benefit Plans
The defined benefit pension plans of Bristow Helicopters and BIAGL replaced by the defined contribution plans described above covered all full-time employees of Bristow Aviation and BIAGL employed on or before December 31, 1997. Both plans were closed to future accrual as of February 1, 2004. The defined benefits for employee members were based on the employee’s annualized average last three years’ pensionable salaries up to February 1, 2004, increasing thereafter in line with retail price inflation (prior to 2011) and consumer price inflation (from 2011 onwards), and subject to maximum increases of 5% per year over the period to retirement. Any valuation deficits are funded by contributions by Bristow Helicopters and BIAGL. Plan assets are held in separate funds administered by the plans’ trustee (the “Plan Trustee”), which are primarily invested in equities and debt securities. For members of the two closed defined benefit pension plans, since January 2005, Bristow Helicopters contributes a maximum of 7% of a participant’s non-variable salary, and since April 2006, the maximum employer contribution into the plan has been 7.35% for pilots. Each member is required to contribute a minimum of 5% of non-variable salary for Bristow Helicopters to match the contribution. In addition, there are three defined contribution plans for staff who were not members of the original defined benefit plans, two of which are closed to new members.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables provide a rollforward of the projected benefit obligation and the fair value of plan assets, set forth the defined benefit retirement plans’ funded status and provide detail of the components of net periodic pension cost calculated for the U.K. pension plans. The measurement date adopted is March 31. Any such gains or losses are amortized over the average remaining life expectancy of the plan members.

	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019
	Successor		Predecessor
Change in benefit obligation:
Projected benefit obligation (PBO) at beginning of period	$494,992	$528,858	$504,076
Service cost	743	594	29
Interest cost	9,449	4,109	6,705
Actuarial loss (gain)	41,343	(5,545)	34,618
Benefit payments and expenses	(24,854)	(11,394)	(13,882)
Effect of exchange rate changes	57,245	(21,630)	(2,688)
Projected benefit obligation (PBO) at end of period	$578,918	$494,992	$528,858
Change in plan assets:
Market value of assets at beginning of period	$477,137	$495,343	$478,350
Actual return on assets	11,738	6,827	24,633
Employer contributions	16,778	7,144	9,032
Benefit payments and expenses	(24,854)	(11,394)	(13,882)
Effect of exchange rate changes	53,969	(20,783)	(2,790)
Market value of assets at end of period	$534,768	$477,137	$495,343
Reconciliation of funded status:
Accumulated benefit obligation (ABO)	$578,918	$494,992	$528,858
Projected benefit obligation (PBO)	$578,918	$494,992	$528,858
Fair value of assets	(534,768)	(477,137)	(495,343)
Net recognized pension liability	$44,150	$17,855	$33,515
Amounts recognized in accumulated other comprehensive loss	$45,071	$(6,389)	$—
The components of net periodic pension cost (benefit) other than the service cost component are included in other income (expense), net on the Company’s consolidated statements of operations. The following table provides a detail of the components of net periodic pension cost (benefit) (in thousands):

	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019	Fiscal Year Ended March 31, 2019
	Successor		Predecessor
Service cost for benefits earned during the period	$743	$594	$29	$655
Interest cost on pension benefit obligation	9,449	4,109	6,705	12,984
Expected return on assets	(13,090)	(5,735)	(5,610)	(17,118)
Amortization of unrecognized losses	—	—	—	8,001
Net periodic pension cost (gain)	$(2,898)	$(1,032)	$1,124	$4,522
Service cost component is reported in the Company’s statement of operations in total costs and expenses. All other components of net periodic pension cost are reported in the other expenses, net.
The amount in accumulated other comprehensive loss as of March 31, 2021 (Successor) expected to be recognized as a component of net periodic pension cost in fiscal year 2022 is zero, net of tax, and represents amortization of the net actuarial losses.
In October 2018, the U.K. High Court ruled that the U.K. defined pension schemes will be required to equalize for the effect of unequal guaranteed minimum pensions (“GMPs”) accrued between 1990 and 1997 by adjusting other non-GMP

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
benefits. The Company recorded additional pension liability of $2.9 million as of December 31, 2018 (Predecessor) related to this ruling that will be recorded as additional service cost over the future service period of approximately 20 years.
Actuarial assumptions used to develop the components of the U.K. plans were as follows:

	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019	Fiscal Year Ended March 31, 2019
	Successor		Predecessor
Discount rate	2.30%	1.90%	1.90%	2.60%
Expected long-term rate of return on assets	2.62%	2.80%	2.80%	3.62%
Pension increase rate	2.60%	2.80%	2.80%	2.90%
The Company utilizes a British pound sterling denominated AA corporate bond index as a basis for determining the discount rate for its U.K. plans. The expected rate of return assumptions have been determined following consultation with the Company’s actuarial advisors. In the case of bond investments, the rates assumed have been directly based on market redemption yields at the measurement date, and those on other asset classes represent forward-looking rates that have typically been based on other independent research by investment specialists.
Under U.K. and Guernsey legislation, it is the Plan Trustee who is responsible for the investment strategy of the plans, although day-to-day management of the assets is delegated to a team of regulated investment fund managers. The Plan Trustee of the Bristow Staff Pension Scheme (the “Scheme”) has the following three stated primary objectives when determining investment strategy:
(i)“funding objective” — to ensure that the Scheme is fully funded using assumptions that contain a modest margin for prudence. Where an actuarial valuation reveals a deficit, a recovery plan will be put in place which will take into account the financial covenant to the employer;
(ii)“stability objective” — to have due regard to the likely level and volatility of required contributions when setting the Scheme’s investment strategy; and
(iii)“security objective” — to ensure that the solvency position of the Scheme (as assessed on a gilt basis) is expected to improve. The Plan Trustee will take into account the strength of the employer’s covenant when determining the expected improvement in the solvency position of the Scheme.
The types of investments are held, and the relative allocation of assets to investments is selected, in light of the liability profile of the Scheme, its cash flow requirements, the funding level and the Plan Trustee’s stated objectives. In addition, in order to avoid an undue concentration of risk, assets are diversified within and across asset classes.
In determining the overall investment strategy for the plans, the Plan Trustee undertakes regular asset and liability modeling (the “ALM”) with the assistance of their U.K. actuary. The ALM looks at a number of different investment scenarios and projects both a range and a best estimate of likely return from each one. Based on these analyses, and following consultation with the Company, the Trustee determines the benchmark allocation for the plans’ assets.
The market value of the plan’s assets as of March 31, 2021 (Successor) and March 31, 2020 (Predecessor) was allocated between asset classes as follows. Details of target allocation percentages under the Plan Trustee’s investment strategies as of the same dates are also included.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor
	Target Allocation as of March 31,	Target Allocation as of March 31,	Actual Allocation as of March 31,	Actual Allocation as of March 31,
Asset Category	2021	2020	2021	2020
Equity securities	14.1%	25.3%	15.1%	23.0%
Debt securities	19.0%	25.0%	16.4%	27.1%
Property	6.7%	7.4%	6.4%	6.5%
Other assets	60.2%	42.3%	62.1%	43.4%
Total	100.0%	100.0%	100.0%	100.0%
The following table summarizes, by level within the fair value hierarchy, the plan assets as of March 31, 2021 (Successor), which are valued at fair value (in thousands):

	Successor
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2021
Cash and cash equivalents	$5,933	$26,628	$—	$32,561
Equity investments- UK	1,518	—	—	1,518
Equity investments- non UK	2,345	—	—	2,345
Insurance Linked Securities	—	27,870	—	27,870
Illiquid credit	—	—	25,938	25,938
Liquid credit	—	102,373	—	102,373
Property debt (ICG longbow)	—	—	34,078	34,078
Alternatives	—	48,013	—	48,013
Diversified growth (absolute return) funds	1,242	—	—	1,242
Government debt securities	414	85,403	—	85,817
Corporate debt securities	1,656	—	—	1,656
Insurance Policy	—	—	171,357	171,357
Total investments	$13,107	$290,287	$231,374	$534,768

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes, by level within the fair value hierarchy, the plan assets as of March 31, 2020 (Predecessor), which are valued at fair value (in thousands):

	Successor
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2020
Cash and cash equivalents	$8,680	$—	$—	$8,680
Cash plus	—	10,788	—	10,788
Equity investments - U.K.	992	—	—	992
Equity investments - Non-U.K.	1,488	—	—	1,488
Insurance Linked Securities	—	24,303	—	24,303
Illiquid credit	—	—	28,271	28,271
Diversified growth (absolute return) funds	868	40,919	—	41,787
Government debt securities	248	86,549	—	86,797
Corporate debt securities	1,612	—	—	1,612
Alternatives	—	41,167	—	41,167
Property debt	—	—	31,247	31,247
Multi asset credit	—	40,918	—	40,918
Insurance policies	—	—	159,087	159,087
Total investments	$13,888	$244,644	$218,605	$477,137
The investments’ fair value measurement level within the fair value hierarchy is classified in its entirety based on the lowest level of input that is significant to the measurement. The fair value of assets using Level 2 inputs is determined based on the fair value of the underlying investment using quoted prices in active markets or other significant inputs that are deemed observable.
Estimated future benefit payments over each of the next five fiscal years from March 31, 2021 (Successor) and in the aggregate for the following five fiscal years after fiscal year 2027 are as follows (in thousands):

Successor
Projected Benefit Payments by the Plans for Fiscal Years Ending March 31,	Payments
2022	$23,869
2023	24,696
2024	25,110
2025	25,662
2026	26,076
Aggregate 2027 - 2031	132,726
The Company expects to fund these payments with cash contributions to the plans, plan assets and earnings on plan assets. The current estimates of cash contributions for the Company’s pension plans required for fiscal year 2022 (Successor) are expected to be $18.0 million.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12 — STOCKHOLDERS’ INVESTMENT, EARNINGS PER SHARE AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Stockholders’ Investment, Common Stock and Preferred Stock
As of March 31, 2021 (Successor), there were 29,694,071 shares of Combined Company Common Stock outstanding.
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
Prior to the Merger, there were 11,092,845 shares of Old Bristow Common Stock and 6,725,798 shares of Old Bristow Preferred Stock issued and outstanding. As described in Note 7 to the consolidated financial statements, Old Bristow repurchased certain shares of Old Bristow Common Stock and shares of Old Bristow Preferred Stock immediately prior to the conversion of the Old Bristow Preferred Stock into Old Bristow Common Stock. The repurchase was accounted for in the same manner as the share conversion and included in the calculation described above. The Old Bristow Preferred Stock was converted into Old Bristow Common Stock at a rate of 5.179562 shares of Old Bristow Common Stock for each share of Old Bristow Preferred Stock.
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
During the fiscal year ended March 31, 2021, the Company repurchased 448,252 shares of common stock in open market transactions for gross consideration of $10.0 million, equal to an average purchase price per share of $22.29. After these repurchases, as of March 31, 2021, $65.0 million of the original $75.0 million authorized under share repurchase program remained.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019	Fiscal Year Ended March 31, 2019
	Successor		Predecessor
Income (loss):
Net income (loss) attributable to Bristow Group Inc.	$(56,094)	$139,228	$(836,414)	$(336,847)
Less: PIK dividends (1)	(12,039)	(25,788)	—	—
Plus: Deemed contribution from conversion of preferred stock	144,986	—	—	—
Income available to common stockholders – basic	76,853	113,440	(836,414)	(336,847)
Add: PIK dividends	12,039	25,788	—	—
Less: Changes in fair value of preferred stock derivative liability	(15,416)	(184,140)	—	—
Income available to common stockholders – diluted	$73,476	$(44,912)	$(836,414)	$(336,847)
Shares:
Weighted average number of common shares outstanding – basic(2)	24,601,168	5,641,320	35,918,916	35,740,933
Effect of dilutive stock options and restricted stock	179,900	—	—	—
Preferred shares as converted basis(2)	6,894,870	24,164,661	—	—
Weighted average number of common shares outstanding – diluted (3)(4)	31,675,938	29,805,981	35,918,916	35,740,933

Earnings (loss) per common share - basic	$3.12	$20.11	$(23.29)	$(9.42)
Earnings (loss) per common share - diluted	$2.32	$(1.51)	$(23.29)	$(9.42)
___________________________
(1)See Note 7 for further discussion on PIK dividends.
(2)For the five months ended March 31, 2020 the weighted average number of common shares outstanding, basic and diluted, take into account the conversion ratio applied to Old Bristow shares upon close of the Merger.
(3)Excludes weighted average common shares of 135,882 for the fiscal year ended March 31, 2021 (Successor), 3,175,849 for the seven months ended October 31, 2019 (Predecessor) and 2,490,483 fiscal year ended March 31, 2019, respectively, for certain share awards as the effect of their inclusion would have been antidilutive. The Old Bristow Preferred Stock is not included on an if-converted basis under diluted earnings per common share as the conversion of the shares would have been anti-dilutive.
(4)Potentially dilutive shares issuable pursuant to the warrant transactions entered into concurrently with the issuance of the Old Bristow’s 4½% Convertible Senior Notes (the “Warrant Transactions”) were not included in the computation of diluted income per share for the 2019 periods reflected, because to do so would have been anti-dilutive.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in balances for accumulated other comprehensive income (loss) (in thousands):

	Successor
	Currency Translation Adjustments	Pension Liability Adjustments (1)	Unrealized gain (loss) on cash flow hedges (2)	Total
Balance as of March 31, 2019 (Predecessor)	(137,867)	(189,734)	(388)	(327,989)
Other comprehensive income (loss) before reclassification	23,004	—	(1,828)	21,176
Reclassified from accumulated other comprehensive loss	—	—	1,146	1,146
Net current period other comprehensive income (loss) before reclassification	23,004	—	(682)	22,322
Foreign currency exchange impact	(1,551)	1,551	—	—
Balance as of October 31, 2019 (Predecessor)	(116,414)	(188,183)	(1,070)	(305,667)
Fair value fresh-start adjustment	116,414	188,183	1,070	305,667
Balance as of October 31, 2019 (Predecessor)	—	—	—	—

Balance as of October 31, 2019 (Successor)	—	—	—	—
Net current period other comprehensive income (loss)	(16,440)	6,389	1,410	(8,641)
Balance as of March 31, 2020	$(16,440)	$6,389	$1,410	$(8,641)

Other comprehensive income (loss) before reclassification	49,803	—	(4,677)	45,126
Reclassified from accumulated other comprehensive income	—	(45,071)	1,671	(43,400)
Net current period other comprehensive income (loss)	49,803	(45,071)	(3,006)	1,726
Foreign exchange rate impact	(717)	717	—	—
Balance as of March 31, 2021	$32,646	$(37,965)	$(1,596)	$(6,915)
__________________________
(1)Reclassification of amounts related to pension liability adjustments are included as a component of net periodic pension cost.
(2)Reclassification of amounts related to cash flow hedges were included as operating expenses.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13 — SEGMENT INFORMATION
The Company conducts business in one segment: aviation services. The aviation services global operations include four regions as follows: Europe Caspian, Africa, Americas and Asia Pacific. The Europe Caspian region comprises all of the Company’s operations and affiliates in Europe and Central Asia, including Norway and the U.K. The Africa region comprises all of the Company’s operations and affiliates on the African continent, including Nigeria. The Americas region comprises all of the Company’s operations and affiliates in North America and South America, including Brazil, Canada, Colombia, Guyana, Suriname, Trinidad and the U.S. Gulf of Mexico. The Asia Pacific region comprises all of the Company’s operations and affiliates in Australia and Southeast Asia. Prior to the sale of BHLL and Aviashelf in April and June 2019, respectively, the Company had operations in Sakhalin, Russia which is included in the Asia Pacific region. Prior to the sale of Eastern Airways in May 2019 (Predecessor), the Company had fixed wing operations in the Europe Caspian region.
The following tables show region information reconciled to consolidated totals, and prepared on the same basis as the Company’s consolidated financial statements (in thousands):

	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019	Fiscal Year Ended March 31, 2019
	Successor		Predecessor
Region revenues from external customers:
Europe Caspian	$656,769	$284,844	$428,660	$791,204
Africa	101,649	70,305	111,896	164,835
Americas	337,527	99,634	140,551	218,278
Asia Pacific	76,644	30,605	75,722	193,510
Corporate and other	5,473	375	394	1,835
Total region revenues (1)	$1,178,062	$485,763	$757,223	$1,369,662
_________________________________________________
(1) The above table represents disaggregated revenues from contracts with customers except for the following (in thousands):

	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019	Fiscal Year Ended March 31, 2019
	Successor		Predecessor
Revenues not from contracts with customers:
Europe Caspian	$1,224	$535	$726	$20,037
Americas	33,919	14,971	18,627	25,380
Asia Pacific	329	20	191	274
Corporate and other	2,952	70	—	—
Total region revenues not from contracts with customers	$38,424	$15,596	$19,544	$45,691

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019	Fiscal Year Ended March 31, 2019
	Successor		Predecessor
Earnings from unconsolidated affiliates, net of losses — equity method investments:
Europe Caspian	$(19)	$248	$168	$161
Americas	402	4,046	6,100	2,041
Corporate and other	—	—	321	(403)
Total earnings from unconsolidated affiliates, net of losses — equity method investments	$383	$4,294	$6,589	$1,799

Consolidated operating income (loss):
Europe Caspian	$72,199	$19,334	$26,143	$12,874
Africa	(19,892)	10,154	17,255	13,499
Americas	(24,204)	9,762	13,391	3,530
Asia Pacific	(1,047)	(6,921)	(33,653)	(23,645)
Corporate and other	(121,753)	(36,970)	(101,559)	(195,740)
Gain (loss) on disposal of assets	(8,199)	(451)	(3,768)	(27,843)
Total consolidated operating income (loss)	$(102,896)	$(5,092)	$(82,191)	$(217,325)

Depreciation and amortization:
Europe Caspian	$32,241	$14,898	$28,155	$50,737
Africa	4,994	2,274	10,829	16,113
Americas	16,847	4,168	16,654	28,300
Asia Pacific	7,831	3,836	7,463	16,735
Corporate and other	8,165	3,062	7,763	13,014
Total depreciation and amortization	$70,078	$28,238	$70,864	$124,899

	Successor
	March 31, 2021	March 31, 2020
Identifiable assets:
Europe Caspian	$1,026,042	$1,096,022
Africa	179,445	235,165
Americas	579,169	319,015
Asia Pacific	102,169	166,229
Corporate and other (2)	105,445	128,830
Total identifiable assets	$1,992,270	$1,945,261

Investments in unconsolidated affiliates - equity method investments:
Europe Caspian	$679	$575
Americas	3,851	76,483
Total investments in unconsolidated affiliates - equity method investments	$4,530	$77,058
_______________________
(2)Includes $5.4 million and $7.8 million of construction in progress within property and equipment on the Company’s consolidated balance sheets as of March 31, 2021 (Successor) and March 31, 2020 (Successor), respectively, which primarily represents aircraft deposits, aircraft modifications and other miscellaneous equipment, tooling and building improvements currently in progress.