Form 10-Q
period 2021-06-30
Bristow Group Inc.
filed 2021-08-05
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	001-35701
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware		72-1455213
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

3151 Briarpark Drive, Suite 700
Houston,	Texas	77042
(Address of Principal Executive Offices)		(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
The total number of shares of common stock, par value $0.01 per share, outstanding as of July 30, 2021 was 28,259,295. The Registrant has no other class of common stock outstanding.

BRISTOW GROUP INC.

PART I — FINANCIAL INFORMATION
Item 1.     Financial Statements.
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,
	2021	2020
Revenues:
Operating revenues	$288,351	$261,508
Reimbursable revenues	12,251	8,685
Total revenues	300,602	270,193

Costs and expenses:
Operating expenses	214,503	187,555
Reimbursable expenses	12,114	8,648
General and administrative expenses	37,483	35,394
Merger-related costs	1,735	17,418
Restructuring costs	851	3,012
Depreciation and amortization	23,195	16,356
Total costs and expenses	289,881	268,383

Loss on impairment	(21,934)	(19,233)
Gain on disposal of assets	499	5,522
Losses from unconsolidated affiliates, net	(1,517)	(1,978)
Operating loss	(12,231)	(13,879)

Interest income	66	262
Interest expense	(10,624)	(12,504)
Loss on extinguishment of debt	—	(615)
Reorganization items, net	(446)	—
Loss on sale of subsidiaries	(2,002)	—
Change in fair value of preferred stock derivative liability	—	15,416
Gain on bargain purchase	—	75,433
Other, net	6,184	4,001
Total other income (expense), net	(6,822)	81,993
Income (loss) before income taxes	(19,053)	68,114
Benefit for income taxes	4,842	3,290
Net income (loss)	(14,211)	71,404
Net loss attributable to noncontrolling interests	14	73
Net income (loss) attributable to Bristow Group	$(14,197)	$71,477
Income (loss) per common share(1):
Basic	$(0.50)	$18.41
Diluted	$(0.50)	$5.16
Weighted average common shares outstanding(1):
Basic	28,669,417	11,102,611
Diluted	28,669,417	38,988,528
(1) See Note 9 to the condensed consolidated financial statements for details on prior year income (loss) per share and weighted average common shares outstanding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended June 30,
	2021	2020

Net income (loss)	$(14,211)	$71,404
Other comprehensive income (loss):
Currency translation adjustments	1,272	3,159
Pension liability adjustment, net	(48)	—
Unrealized gain (loss) on cash flow hedges, net	942	(881)
Total comprehensive income (loss)	(12,045)	73,682

Net comprehensive loss attributable to noncontrolling interests	14	73
Total comprehensive income (loss) attributable to Bristow Group Inc.	$(12,031)	$73,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share amounts)

	June 30, 2021	March 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$244,696	$228,010
Restricted cash	3,978	3,069
Accounts receivable, net of allowance for doubtful accounts of $2,200 and $2,300 as of June 30 and March 31, 2021, respectively	198,144	215,620
Inventories	92,894	92,180
Assets held for sale	7,432	14,750
Prepaid expenses and other current assets	30,251	32,119
Total current assets	577,395	585,748
Property and equipment	1,082,116	1,090,094
Accumulated depreciation and amortization	(107,459)	(85,535)
Property and equipment, net	974,657	1,004,559
Investment in unconsolidated affiliates	19,416	37,530
Right-of-use assets	226,970	246,667
Other assets	115,215	117,766
Total assets	$1,913,653	$1,992,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,844	$69,542
Accrued wages, benefits and related taxes	43,052	58,595
Income taxes payable and other accrued taxes	18,580	19,972
Deferred revenue	14,436	13,598
Accrued maintenance and repairs	27,610	26,907
Current portion of operating lease liabilities	73,755	77,909
Accrued interest and other accrued liabilities	36,606	22,632
Short-term borrowings and current maturities of long-term debt	16,043	15,965
Total current liabilities	293,926	305,120
Long-term debt, less current maturities	525,571	527,528
Accrued pension liabilities	39,302	44,150
Other liabilities and deferred credits	6,637	6,681
Deferred taxes	33,801	42,430
Long-term operating lease liabilities	152,258	167,718
Total liabilities	$1,051,495	$1,093,627
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests	—	1,572
Stockholders’ equity:
Common stock, $0.01 par value, 110,000,000 authorized; 28,806,355 and 29,694,071 outstanding as of June 30 and March 31, 2021, respectively	303	303
Additional paid-in capital	690,041	687,715
Retained earnings	212,814	227,011
Treasury shares, at cost; 1,403,267 and 466,700 shares as of June 30 and March 31, 2021, respectively	(35,700)	(10,501)
Accumulated other comprehensive loss	(4,749)	(6,915)
Total Bristow Group Inc. stockholders’ equity	862,709	897,613
Noncontrolling interests	(551)	(542)
Total stockholders’ equity	862,158	897,071
Total liabilities and stockholders’ equity	$1,913,653	$1,992,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(14,211)	$71,404
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,248	21,493
Deferred income taxes	(7,754)	(6,382)
Loss from extinguishment of debt	—	615
Amortization of deferred financing fees	309	—
Discount amortization on long-term debt	2,050	3,619
Gain on disposal of assets	(499)	(5,522)
Loss on impairment	21,934	19,233
Loss on sale of subsidiaries	2,002	—
Gain on bargain purchase	—	(75,433)
Change in fair value of preferred stock derivative liability	—	(15,416)
Stock-based compensation	2,326	5,185
Equity in earnings from unconsolidated affiliates less than (greater than) dividends received	1,517	3,632
Increase (decrease) in cash resulting from changes in:
Accounts receivable	17,027	10,465
Inventory, prepaid expenses and other assets	(516)	(12,502)
Accounts payable, accrued expenses and other liabilities	(13,992)	(27,257)
Net cash provided by (used in) operating activities	36,441	(6,866)
Cash flows from investing activities:
Capital expenditures	(2,968)	(2,849)
Proceeds from asset dispositions	10,621	11,665
Deposits on assets held for sale	—	20,000
Cash transferred in sale of subsidiaries, net of cash received	(851)	—
Increase in cash from Era merger	—	120,236
Net cash provided by investing activities	6,802	149,052
Cash flows from financing activities:
Debt issuance costs	(1,895)	—
Repayment of debt and debt redemption premiums	(4,002)	(73,387)
Purchase of treasury shares	(21,793)	—
Old Bristow share repurchases	—	(4,807)
Net cash used in financing activities	(27,690)	(78,194)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,042	302
Net increase in cash, cash equivalents and restricted cash	17,595	64,294
Cash, cash equivalents and restricted cash at beginning of period	231,079	199,121
Cash, cash equivalents and restricted cash at end of period	$248,674	$263,415
Cash paid during the period for:
Interest	$1,171	$8,372
Income taxes	$3,046	$2,308
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

		Total Bristow Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interests	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
March 31, 2021	$1,572	$303	29,694,071	$687,715	$227,011	$(10,501)	$(6,915)	$(542)	$897,071
Share award amortization	—	—	48,851	2,326	—	—	—	—	2,326
Share repurchases	—	—	(936,567)	—	—	(25,199)	—	—	(25,199)
Currency translation adjustments	—	—	—	—	—	—	—	5	5
Net income (loss)	—	—	—	—	(14,197)	—	—	(14)	(14,211)
Sale of noncontrolling interest	(1,572)	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	2,166	—	2,166
June 30, 2021	—	303	28,806,355	690,041	212,814	(35,700)	(4,749)	(551)	862,158

			Total Bristow Group Inc. Stockholders’ Investment
	Redeemable Noncontrolling Interests	Mezzanine Equity Preferred Stock	Common Stock	Common Stock (Shares)(1)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2020	$—	$149,785	$1	11,235,566	$295,897	$139,228	$(8,641)	$—	$(269)	$426,216
Share repurchases	—	(2,151)	—	(142,721)	—	1,263	—	—	—	1,263
Preferred stock share conversion	—	(146,448)	4	34,836,688	270,678	142,614	—	—	—	413,296
Elimination of Old Bristow stock	—	—	(5)	(45,929,533)	5	—	—	—	—	—
Exchange of common stock	—	—	231	23,026,894	(231)	—	—	—	—	—
Era purchase price	—	—	72	7,175,029	108,268	—	—	—	—	108,340
Preferred stock compensation activity and conversion	—	(1,186)	—	—	6,370	—	—	—	—	6,370
Purchase of Company common stock (tax withholding)	—	—	—	(42,199)	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	—	—	—	13	13
Net income (loss)	—	—	—	—	—	71,477	—	—	(73)	71,404
Other comprehensive income	—	—	—	—	—	—	2,278	—	—	2,278
June 30, 2020	—	—	303	30,159,724	680,987	354,582	(6,363)	—	(329)	1,029,180
_______________________
(1) Certain shares were reclassified out of common stock issued and into un-issued.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — BASIS OF PRESENTATION, CONSOLIDATION AND ACCOUNTING POLICIES
Basis of Presentation
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
The Company’s fiscal year ends March 31, and fiscal years are referenced based on the end of such period. Therefore, the fiscal year ending March 31, 2022 is referred to as “fiscal year 2022”.
The condensed consolidated financial information for the three months ended June 30, 2021 and June 30, 2020 has been prepared by the Company in accordance with GAAP and pursuant to the rules and regulations of the SEC for interim financial information reporting on Quarterly Form 10-Q and Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from that which would appear in the annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on May 27, 2021.
The preparation of these financial statements and accompanying footnotes requires the Company to make estimates and assumptions; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the condensed consolidated balance sheet, the condensed consolidated statements of operations and comprehensive loss, the condensed consolidated statements of cash flows and the condensed consolidated statements of changes in stockholders equity.  Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the entire fiscal year.
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
Summary of Significant Accounting Policies and Other Accounting Considerations
Reclassifications — Certain amounts reported for prior periods in the consolidated financial statements have been reclassified to conform with the current period’s presentation.
Sale of Subsidiary — During the three months ended June 30, 2021, the Company sold its 75% interest in Hauser Investments Limited (“Hauser”), which owns 100% Sicher Helicopters SAS (“Sicher”), a provider of helicopter services to Colombia’s oil and gas market. The sale resulted in a $2.0 million loss included in loss on sale of subsidiaries on the condensed consolidated statement of operations.
Investment in Unconsolidated Affiliates — The Company has a 25% economic interest in Petroleum Air Services (“PAS”), an Egyptian corporation that provides helicopter and fixed wing transportation to the offshore energy industry and other general aviation services in Egypt. During the three months ended June 30, 2021, upon evaluating its investment in PAS, the Company identified an indicator for impairment due to a decline in PAS’s performance. As a result, the Company performed a fair valuation of its investment in PAS using a market approach that relied on significant Level III inputs due to the nature of unobservable inputs that required significant judgment and assumptions. The market approach utilized two methods, each yielding similar valuation outcomes through the use of a multiple relevant to each method, derived from select guideline public companies, and an expected dividend rate or earnings of PAS. This resulted in a $16.0 million loss on impairment recorded during the three months ended June 30, 2021. As of June 30, 2021, the investment in PAS was $17.0 million and is included on the condensed consolidated balance sheets in investment in unconsolidated affiliates. PAS is a cost method investment.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASUs”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial position or results of operations.
Adopted
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform” (Topic 848). The guidance is intended to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The standard was effective beginning in fiscal year 2022 for the Company. Adoption of this accounting standard had no material impact to the Company’s financial statements.
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes” (Topic 740), new guidance to simplify the accounting for income taxes, which eliminates certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. This standard also included guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The standard was effective beginning in fiscal year 2022 for the Company. Adoption of this accounting standard had no material impact to the Company’s financial statements.
Not Yet Adopted
In May 2021, the FASB issued ASU Update No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The purpose of this update is to clarify and reduce diversity in practice for the accounting of certain modifications or exchanges of equity written call options. Under the guidance, an issuer determines

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
the accounting for the modification or exchange based on whether the transaction was done to issue equity, to issue or modify debt, or for other reasons. The standard will be effective for the Company beginning in fiscal year 2023 and early adoption is permitted. The Company is currently evaluating the effect this accounting guidance will have on its consolidated financial statements.
Note 2 — BUSINESS COMBINATIONS
Era Group Inc.
On June 11, 2020, the combination of Old Bristow with Era was successfully completed in an all-stock transaction with Era having issued shares of common stock (“Combined Company Common Stock”) to Old Bristow’s stockholders in exchange for such holders shares of common stock in Old Bristow. The transaction was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). In the Merger, Old Bristow merged with and into Merger Sub, a subsidiary of Era, with Old Bristow remaining as the surviving company and as a subsidiary of Era, the ultimate parent of the Combined Company. Era is one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the U.S., primarily servicing offshore energy installations. The transaction was structured as an all-stock, reverse-triangular merger, whereby Era issued shares of Combined Company Common Stock to Old Bristow stockholders, allowing it to qualify as a tax free reorganization for U.S. federal income tax purposes. Following the Merger, Era changed its name to Bristow Group Inc., and the Combined Company Common Stock continued to trade on the NYSE under the new ticker symbol VTOL.
While Era was the legal acquirer in the Merger, Old Bristow was determined to be the accounting acquirer, based upon the terms of the Merger and other considerations including that: (i) immediately following completion of the Merger, Old Bristow stockholders owned approximately 77% of the outstanding shares of Combined Company Common Stock and pre-Merger holders of Era common stock (“Era Common Stockholders”) owned approximately 23% of the outstanding shares of Combined Company Common Stock and (ii) the board of directors of the Company consisted of eight directors, including six Old Bristow designees. The Merger was accounted for under the acquisition method of accounting under ASC 805, Business Combinations. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The Company completed its assessment of the fair value of assets acquired and liabilities assumed within the required one-year period from the date of acquisition. Management recorded the acquired aircraft at an aggregate fair value of $179.9 million. Based upon the illiquid state of the secondary market, relevant and reliable market data for the Era fleet was not readily available. As a result, the Company derived the fair value of the Era fleet of aircraft from the estimated enterprise value of Era, using the discounted cash flow method of the income approach. The estimated enterprise value of Era was made using principal assumptions such as forecasted revenues and discount rate. All non-aircraft acquired assets and assumed liabilities were valued at fair value, which based upon their nature were more readily determinable. After allocating fair values to all the non-aircraft acquired assets and assumed liabilities, the remaining value was attributed to the aircraft.
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
The Merger initially resulted in a gain on bargain purchase due to the estimated fair value of the identifiable net assets acquired exceeding the purchase consideration transferred by $75.4 million; after further analysis, during the second quarter of fiscal year 2021, the Company recorded measurement period adjustments to its preliminary estimates due to additional information received primarily related to aircraft, redeemable noncontrolling interest and income taxes, resulting in an increase in bargain purchase gain of $5.7 million, for a total of $81.1 million shown as a gain on bargain purchase on the consolidated statements of operations, for the fiscal year ended March 31, 2021. The bargain purchase was a result of a combination of factors including depressed oil and gas prices and market volatility linked to the COVID-19 pandemic between the initial announcement and consummation of the Merger.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following unaudited supplemental pro forma combined financial information presents the Company’s results of operations for the three months ended June 30, 2021, as though the Merger had occurred on November 1, 2019, the effective date of Old Bristow’s emergence from the Chapter 11 Cases. The unaudited pro forma financial information is as follows (in thousands)(1):

Three Months Ended June 30, 2020

Total revenues	$305,390
Net income	$18,547
Net income attributable to Bristow Group Inc.	$18,642
____________________
(1)As a result of the Merger, the Company was required to dispose of its investment in Líder which occurred in August 2020. The Company recorded an impairment in June 2020 of $18.7 million related to the future disposition of the investment. This impairment has been excluded from the pro forma combined Net income and Net income attributable to Bristow Group Inc. for the three months ended June 30, 2020, due to its nonrecurring nature.
Note 3 — PROPERTY AND EQUIPMENT
Property and Equipment Acquisitions
The Company made capital expenditures as follows (in thousands):

	Three Months Ended June 30,
	2021	2020
Capital expenditures:
Aircraft and equipment	$2,250	$2,757
Land and buildings	718	92
Total capital expenditures	$2,968	$2,849
Property and Equipment Dispositions
The following table presents details on the aircraft sold or disposed of (in thousands, except for number of aircraft):

	Three Months Ended June 30,
	2021	2020
Number of aircraft sold or disposed of	3	1
Proceeds from sale or disposal of assets	$10,621	$11,665
Deposits on assets held for sale	$—	$20,000
Gain on disposal of assets	$499	$5,522
During the three months ended June 30, 2021, the Company recognized a $5.9 million loss on impairment in connection with certain aircraft held for sale to reflect the aircraft at expected sales values.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 4 — REVENUES
Revenue Recognition
The Company derives its revenues primarily from oil and gas flight services, government services and fixed wing services. A majority of the Company’s revenue is generated through two types of contracts: helicopter services, which includes oil and gas, government and other services, and fixed wing services. Revenue is recognized when control of the identified distinct goods or services has been transferred to the customer, the transaction price is determined and allocated to the satisfied performance obligations and the Company has determined that collection has occurred or is probable of occurring.
The Company determines revenue recognition by applying the following steps:
1.Identify the contract with a customer;
2.Identify the performance obligations in the contract;
3.Determine the transaction price;
4.Allocate the transaction price to the performance obligations; and
5.Recognize revenue as the performance obligations are satisfied.
Operating revenue from the Company’s oil and gas line of service is derived mainly from fixed-term contracts with its customers. Fixed-term contracts typically have original terms of one to five years, subject to provisions permitting early termination by customers. Customers are typically invoiced on a monthly basis with payment terms of 30-60 days.
The following table shows the total revenues (in thousands):

	Three Months Ended June 30,
	2021	2020
Revenues from contracts with customers	$292,598	$259,405
Total other revenues	8,004	10,788
Total revenues	300,602	270,193
Beginning in fiscal year 2022, the revenues by line of service tables have been modified to more accurately reflect how management views the Company’s lines of service. These changes include the addition of a Government services line of service which includes revenues from U.K. SAR, the U.S. Bureau of Safety and Environmental Enforcement (“BSEE”), and other government contracts. In addition, our Other activities and services (“other” services) will now reflect revenues derived from leasing aircraft to non-governmental third party operators, oil and gas contracts that do not materially fit into one of the three major oil and gas operating regions and other services as they arise. As such, operating revenues from Asia Pacific oil and gas services are now shown under other services following the exit of that line of service in the Asia Pacific region in the Current Quarter. Prior period amounts will not match the previously reported amounts by individual lines of service. Management believes this change provides more relevant information needed to understand and analyze the Company’s current lines of service.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Revenues by Service Line. The following table sets forth the operating revenues earned by service line for the applicable periods (in thousands):

	Three Months Ended June 30,
	2021	2020
Oil and gas services	$189,596	$191,937
Government services(1)	70,436	54,611
Fixed wing services	24,654	11,559
Other services(2)	3,665	3,401
Total operating revenues	$288,351	$261,508
____________________
(1)Includes revenues of approximately $2.0 million related to government services that were previously included in the oil and gas and other service lines for the three months ended June 30, 2020.
(2)Includes Asia Pacific and certain Europe revenues of approximately $3.5 million that were previously included in the oil and gas service line for the three months ended June 30, 2020.
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
As of June 30 and March 31, 2021, receivables related to services performed under contracts with customers were $160.5 million and $167.3 million, respectively. During the three months ended June 30, 2021, the Company recognized $4.4 million of revenues from outstanding contract liabilities. Contract liabilities related to services performed under contracts with customers were $14.4 million and $13.3 million as of June 30, 2021 and March 31, 2021, respectively. Contract liabilities are primarily generated by fixed wing services where customers pay for tickets in advance of receiving the Company’s services and advanced payments from helicopter services customers. There were no contract assets as of June 30 and March 31, 2021.
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

	Remaining Performance Obligations
	Nine Months Ending March 31, 2022	Fiscal Year Ending March 31,				Total
		2023	2024	2025	2026 and thereafter
Outstanding Service Revenue:
Helicopter contracts	$305,307	$232,564	$192,086	$159,288	130,461	$1,019,706
Fixed wing contracts	752	—	—	—	—	752
Total remaining performance obligation revenue	$306,059	$232,564	$192,086	$159,288	$130,461	$1,020,458
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
Note 5 — DEBT
Debt as of June 30 and March 31, 2021, consisted of the following (in thousands):

	June 30, 2021	March 31, 2021
6.875% Senior Notes	391,466	391,550
Lombard Debt	144,802	146,006
Airnorth Debt	5,073	5,631
Humberside Debt	273	306
Total debt	541,614	543,493
Less short-term borrowings and current maturities of long-term debt	(16,043)	(15,965)
Total long-term debt	$525,571	$527,528
6.875% Senior Notes — In February 2021, the Company issued $400.0 million aggregate principal amount of its 6.875% senior secured notes due March 2028 (the “6.875% Senior Notes”) and received net proceeds of $395.0 million. The 6.875% Senior Notes are fully and unconditionally guaranteed as to payment by a number of subsidiaries. Interest on the 6.875% Senior Notes is payable semi-annually in arrears on March 1st and September 1st of each year, with the first payment starting on September 1, 2021. The 6.875% Senior Notes may be redeemed at any time and from time to time, with sufficient notice and at the applicable redemption prices set forth in the indenture governing the 6.875% Senior Notes, inclusive of any accrued and unpaid interest leading up to the redemption date. The indenture governing the 6.875% Senior Notes contains covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem the Company’s capital stock, prepay, redeem or repurchase certain debt, make loans and investments, sell assets, incur liens, enter into transactions with affiliates, enter into agreements restricting its subsidiaries’ ability to pay dividends, and consolidate, merge or sell all or substantially all of its assets. In addition, upon a specified change of control trigger event or specified asset sale, the Company may be required to repurchase the outstanding balance of the 6.875% Senior Notes As of June 30, 2021, the Company had $8.5 million of unamortized debt issuance costs associated with the 6.875% Senior Notes.
Lombard Debt — During the three months ended June 30, 2021, the Company made $3.3 million in principal payments on the Lombard debt.
ABL Facility — The Company’s asset-backed revolving credit facility (as amended or modified, the “ABL Facility”) matures in April 2023, subject to certain early maturity triggers related to maturity of other material debt or a change of control of the Company. Amounts borrowed under the ABL Facility are (i) secured by certain accounts receivable owing to the borrower subsidiaries, Bristow Helicopters Limited, Bristow Norway AS, Bristow U.S. LLC and Era Helicopters, LLC (collectively, the “ABL Borrowers”), and the deposit accounts into which payments on such accounts receivable are deposited, and (ii) fully and unconditionally guaranteed as to payment by the Company, as parent guarantor, and each of the ABL Borrowers. The ABL Facility currently provides for commitments in an aggregate amount of $85.0 million, which amount includes a “last in, last out” tranche of revolving loan commitments available to the ABL Borrowers in an aggregate amount not to exceed $5.0 million. The Company retains the ability under the ABL Facility to increase the total commitments up to a maximum aggregate amount of $115.0 million, subject to the terms and conditions therein.
As of June 30, 2021, there were no outstanding borrowings under the ABL Facility nor had the Company made any draws during the three months ended June 30, 2021. Letters of credit issued under the ABL Facility in the aggregate face amount of $21.3 million were outstanding on June 30, 2021.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
LIBOR Transition — In 2020, a number of regulators in conjunction with the FASB and the U.S. Federal Reserve announced their intention to begin the suspension and replacement of the use of LIBOR starting towards the end of calendar year 2021 with a complete phase-out to be undertaken by June 2023. The effects of this transition from LIBOR to an alternative reference rate may impact the Company’s current indebtedness that is tied to LIBOR, in addition to the potential overall financial market disruption as a result of this phase-out. The Company is currently evaluating the potential effects of this announcement on its underlying debt, but it does not expect the impact to be material.
Note 6 — FAIR VALUE DISCLOSURES
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
Fair Value of Debt
The fair value of the Company’s debt has been estimated in accordance with the accounting standard regarding fair value. The fair value of the Company’s long-term debt was estimated using discounted cash flow analysis based on market prices for those loans and estimated current rates for similar types of arrangements. Considerable judgment was required in developing certain of the estimates of fair value, and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
The carrying and fair values of the Company’s debt are as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2021
LIABILITIES
6.875% Senior Notes(1)	$391,466	$—	$411,361	$—
Lombard Debt	144,802	—	151,765	—
Airnorth Debt	5,073	—	4,950	—
Humberside Debt	273	—	273	—
	$541,614	$—	$568,349	$—
March 31, 2021
LIABILITIES
6.875% Senior Notes(1)	$391,550	$—	$398,870	$—
Lombard Debt	146,006	—	155,270	—
Airnorth Debt	5,631	—	5,656	—
Humberside Debt	306	—	306	—
	$543,493	$—	$560,102	$—
_________________
(1)The carrying value of the 6.875% Senior Notes is net of unamortized debt issuance costs of $8.5 million.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The carrying values are net of unamortized discount as follows (in thousands):

	June 30, 2021	March 31, 2021
Lombard Debt	19,566	21,495
Airnorth Debt	103	154
Total unamortized debt discount	$19,669	$21,649
Old Bristow Preferred Stock Embedded Derivative
The fair value of Old Bristow’s preferred stock embedded derivative was estimated on the pre-merger basis, using the income approach, namely a “with” and “without” analysis. The difference between the value of Old Bristow’s preferred stock in the “with” and “without” analyses represented the value of the embedded derivative. Old Bristow was private on the pre-merger basis and hence, the Old Bristow preferred stock value was estimated based on the expected exchange ratio upon the merger. As there was no trading price or any directly observable market information for the embedded derivative itself or Old Bristow’s preferred stock price the fair value of the embedded derivative represents a model value. Due to these facts and circumstances, the fair value of Old Bristow’s Preferred Stock embedded derivative was derived from Level 3 inputs, due to the nature of unobservable inputs that required significant estimates, judgments and assumptions.
Changes in the fair value of the New Preferred Stock derivative liability, carried at fair value, were reported as change in fair value of the preferred stock derivative liability in the condensed consolidated statements of operations. During the three months ended June 30, 2020, the Company recognized non-cash gain of approximately $15.4 million due to an increase in the preferred stock derivative liability related to the embedded derivative in the New Preferred Stock.
The following table provides a rollforward of the preferred stock embedded derivative Level 3 fair value measurements for the three months ended June 30, 2020:

Significant Unobservable Inputs (Level 3)
Derivative financial instruments:	(in thousands)
March 31, 2020	$286,182
Change in fair value	(15,416)
Preferred stock shares conversion	(266,846)
Share repurchases	(3,920)
June 30, 2020	$—
On June 11, 2020, immediately before the Merger was executed, Old Bristow exercised its call right on the preferred stock, allowing Old Bristow to repurchase the shares upon a Fundamental Transaction (which included a merger or consolidation). Upon exercise of the call right, Old Bristow issued 5.17962 shares of Old Bristow’s common stock to the remaining holders of the Preferred Stock for each share of Preferred Stock held. The Old Bristow preferred stock was converted into Old Bristow common stock immediately prior to consummation of the Merger. For further discussion, see Note 7 in the Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 7 — COMMITMENTS AND CONTINGENCIES
Fleet — The Company’s unfunded capital commitments as of June 30, 2021 consisted primarily of agreements to purchase helicopters and totaled $86.0 million, payable beginning in fiscal year 2022. The Company also had $1.3 million of deposits paid on options not yet exercised. All of the Company’s capital commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability other than aggregate liquidated damages of approximately $2.1 million.
Included in these commitments are orders to purchase three AW189 heavy helicopters and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered in fiscal year 2022. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company had outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery in fiscal years 2022 and 2023. The Company may, from time to time, purchase aircraft for which it has no orders.
Other Purchase Obligations — As of June 30, 2021, the Company had $21.1 million of other purchase obligations representing non-cancelable power-by-the-hour (“PBH”) maintenance commitments and unfilled purchase orders for aircraft parts.
General Litigation and Disputes
In July 2021, the Company settled a bankruptcy preference claim related to amounts paid under a termination agreement between Old Bristow and Columbia Helicopters, Inc. The settlement is considered a gain contingency and is expected to result in the receipt of a $9.0 million cash payment to be recognized in the second fiscal quarter.
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
Note 8 — TAXES
The Company’s effective tax rate was 25.4% and (4.8)% during the three months ended June 30, 2021 and June 30, 2020, respectively. The effective tax rate in the three months ended June 30, 2021 includes the impact of impairment losses, utilization of net operating losses in certain foreign jurisdictions and adjustment to its valuation allowances against future realization of deductible business interest expense. The Company’s provision for income taxes for the interim period ended June 30, 2021 was prepared by applying the estimated annual income tax rate for the full fiscal year to income from continuing operations, excluding discrete items, for the reporting period. For the interim period ended June 30, 2020, the Company utilized the discrete effective tax rate method to report its provision for income taxes.
The relationship between the Company’s provision for or benefit from income taxes and the Company’s pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, including asset sales, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) the Company’s geographical blend of pre-tax book

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
income. Consequently, the Company’s income tax expense or benefit does not change proportionally with the Company’s pre-tax book income or loss. Significant decreases in the Company’s pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. The change in the Company’s effective tax rate excluding discrete items for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily related to changes in the blend of earnings taxed in relatively high taxed jurisdictions versus low taxed jurisdictions. Additionally, the Company increased its valuation allowances by $0.7 million and released its valuation allowance by $3.3 million for the three months ended June 30, 2021 and 2020, respectively.
Valuation allowances are presented as reductions to the Company’s deferred tax assets. The Company evaluates its deferred tax assets quarterly, which requires significant management judgment to determine the recoverability of these deferred tax assets by assessing whether it is more likely than not that some or all of the deferred tax asset will be realized before expiration. After considering all available positive and negative evidence using a “more likely than not” standard, the Company believes it is appropriate to value against deferred tax assets related to foreign tax credits and certain foreign net operating losses.
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
Note 9 — STOCKHOLDERS’ INVESTMENT, EARNINGS PER SHARE AND ACCUMULATED OTHER COMPREHENSIVE INCOME
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
In June 2021, the Company repurchased 933,208 shares of common stock in open market transactions for gross consideration of $25.1 million, which is an average cost per share of $26.89. After these repurchases, as of June 30, 2021, $39.9 million remained of the $75.0 million share repurchase program.
In July 2021, the Company repurchased an additional 547,596 shares of common stock for gross consideration of $14.9 million, which is an average cost per share of $27.24. After these repurchases, $25.0 million remained available of the authorized $75.0 million share repurchase program.

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

	Three Months Ended June 30,
	2021	2020
Income (loss):
Net income (loss) attributable to Bristow Group Inc.	$(14,197)	$71,477
Less: PIK dividends (1)	—	(12,039)
Plus: Deemed contribution from conversion of preferred stock	—	144,986
Income available to common stockholders – basic	$(14,197)	$204,424
Add: PIK dividends	—	12,039
Less: Changes in fair value of preferred stock derivative liability	—	(15,416)
Income (loss) available to common stockholders – diluted	$(14,197)	$201,047
Shares:
Weighted average number of common shares outstanding – basic	28,669,417	11,102,611
Net effect of dilutive preferred stock	—	27,885,917
Weighted average number of common shares outstanding – diluted(2)(3)	28,669,417	38,988,528

Earnings per common share - basic	$(0.50)	$18.41
Earnings per common share - diluted	$(0.50)	$5.16
___________________________
(1)See Note 6 and discussion below for further details on PIK dividends and changes in fair value of preferred stock derivative liability.
(2)Excludes weighted average common shares of 238,599 and 1,622,332 for the three months ended June 30, 2021 and 2020, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.
Stockholders’ Investment, Old Bristow Common Stock and Old Bristow Preferred Stock
In connection with the Merger, the Old Bristow’s preferred stock was converted into Old Bristow common stock, and then all Old Bristow common stock was subsequently converted into the Company’s common stock.
As Old Bristow’s preferred stock could be redeemed in certain circumstances outside of the sole control of Old Bristow (including at the option of the holder), but was not mandatorily redeemable, the Old Bristow preferred stock was classified as mezzanine equity and initially recognized at fair value of $618.9 million as of its Emergence from Voluntary Reorganization under Chapter 11, the “Effective Date”. This amount was reduced by the fair value of the bifurcated derivative liability of $470.3 million as of the Effective Date, resulting in an initial value of $148.6 million. The difference between (a) the carrying value of the embedded derivative of $270.8 million plus the carrying value of the Preferred Stock Host of $148.6 million and (b) the fair value of the Old Bristow Common Stock of $270.7 million paid as consideration for the Old Bristow Preferred Stock was recognized in retained earnings, because the fair value of the Old Bristow Common Stock was less than the combined carrying values of the Old Bristow Preferred Stock host and embedded derivative.
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
The Old Bristow Common Stock was then subsequently exchanged for the Combined Company Common Stock, resulting in a total of 24,195,693 shares of Combined Company Common Stock issued to Old Bristow stockholders. This resulted in a total of 30,882,471 shares of Combined Company Common Stock issued and outstanding immediately after consummation of the Merger.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in balances for accumulated other comprehensive income (loss) (in thousands):

	Successor
	Currency Translation Adjustments	Pension Liability Adjustments (1)	Unrealized gain (loss) on cash flow hedges (2)	Total
Balance as of March 31, 2021	$32,646	$(37,965)	$(1,596)	$(6,915)

Other comprehensive income (loss) before reclassification	1,224	—	1,672	2,896
Reclassified from accumulated other comprehensive loss	—	—	(730)	(730)
Net current period other comprehensive income (loss)	1,224	—	942	2,166
Foreign exchange rate impact	48	(48)	—	—
Balance as of June 30, 2021	$33,918	$(38,013)	$(654)	$(4,749)
__________________________
(1)Reclassification of amounts related to pension liability adjustments are included as a component of net periodic pension cost.
(2)Reclassification of amounts related to cash flow hedges were included as direct costs.
Note 10 — SEGMENT INFORMATION
The Company conducts business in one segment: aviation services. The aviation services operations include four regions as follows: Europe, Africa, the Americas and Asia Pacific. The Europe region comprises all of the Company’s operations and affiliates in Europe, including Norway and the U.K. The Africa region comprises all of the Company’s operations and affiliates on the African continent, including Nigeria. The Americas region comprises all of the Company’s operations and affiliates in North America and South America, including Brazil, Canada, Guyana, Suriname, Trinidad and the U.S. Gulf of Mexico. The Asia Pacific region comprises all of the Company’s operations and affiliates in Australia and Southeast Asia.
The following tables show region information reconciled to consolidated totals, and prepared on the same basis as the Company’s condensed consolidated financial statements (in thousands):

	Three Months Ended June 30,
	2021	2020
Region revenue from external customers:
Europe	$174,314	$166,993
Africa	17,273	31,722
Americas	86,338	59,114
Asia Pacific	22,081	12,258
Corporate and other	596	106
Total region revenue (1)	$300,602	$270,193
_________________________________________________
(1) The above table represents disaggregated revenue from contracts with customers except for the following (in thousands):

	Three Months Ended June 30,
	2021	2020
Revenues not from contracts with customers:
Europe	$377	$342
Americas(1)	7,539	10,372
Asia Pacific	88	74
Corporate and other	—	—
Total region revenue	$8,004	$10,788
_________________________________________________
(1) Includes revenues of approximately $1.4 million from our unconsolidated affiliate in Canada, Cougar Helicopters Inc. (“Cougar”), previously included in Corporate and other for the three months ended June 30, 2020.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended June 30,
	2021	2020
Earnings (losses) from unconsolidated affiliates, net – equity method investments:
Americas	(1,517)	(1,978)
Total losses from unconsolidated affiliates, net – equity method investments	$(1,517)	$(1,978)

Consolidated operating income (loss):
Europe	$23,032	$27,312
Africa	(11,479)	4,849
Americas	12,232	(13,002)
Asia Pacific	(218)	(1,528)
Corporate and other	(36,297)	(37,032)
Gain on disposal of assets	499	5,522
Total consolidated operating loss	$(12,231)	$(13,879)

Depreciation and amortization:
Europe	$9,944	$8,212
Africa	2,676	1,317
Americas	5,752	2,955
Asia Pacific	1,948	2,006
Corporate and other	2,875	1,866
Total depreciation and amortization	$23,195	$16,356

	June 30, 2021	March 31, 2021
Identifiable assets:
Europe	$1,032,669	$1,026,042
Africa	145,279	179,445
Americas	535,288	579,169
Asia Pacific	72,304	102,169
Corporate and other	128,113	105,445
Total identifiable assets	$1,913,653	$1,992,270

Investments in unconsolidated affiliates – equity method:
Europe	$680	$679
Americas	1,736	3,851
Total investments in unconsolidated affiliates – equity method	$2,416	$4,530

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on May 27, 2021. In the discussion that follows, the terms “Current Quarter” and “Prior Year Quarter” refer to the three months ended June 30, 2021 and 2020, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2022, is referred to as “fiscal year 2022.”
Unless the context otherwise indicates, in this MD&A: (i) the “Company”, “Combined Company,” “Bristow”, “we”, “us” and “our” refer to the entity currently known as Bristow Group Inc. and formerly known as Era Group Inc., together with its subsidiaries; (ii) “Old Bristow” refers to the entity formerly known as Bristow Group Inc. and now known as Bristow Holdings U.S. Inc., together with its subsidiaries; and (iii) “Era” refers to Era Group Inc. (currently known as Bristow Group Inc.), the parent of the Combined Company and its subsidiaries prior to consummation of the Merger.
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

•the possibility that we may impair our long-lived assets and other assets, including inventory, property and equipment and investments in unconsolidated affiliates;
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
The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. All forward-looking statements in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and are only made as of the date of this Quarterly Report. The forward-looking statements in this Quarterly Report should be evaluated together with the many uncertainties that affect our businesses, particularly those discussed in greater detail in Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report on Form 10-K and under the heading “Risk Factors” and Part II Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.
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
Certain of our operations are subject to seasonal factors. For example, operations in the U.S. Gulf of Mexico are often at their highest levels from April to September, as daylight hours increase, and are at their lowest levels from December to February, as daylight hours decrease. See “Markets, Segment and Seasonality” in Item 1 of our Annual Report on Form 10-K further discussion on seasonality.
COVID-19
The COVID-19 pandemic has resulted in a global crisis, with many countries placing restrictions on national and international travel and instituting other measures, including, among other things, reducing or eliminating public gatherings by placing limits on such events, shuttering non-essential stores and services, encouraging voluntary quarantines and imposing involuntary quarantines, in an effort to reduce and slow the spread of COVID-19 and virus variants. The COVID-19 pandemic has had a significant influence on economic activity and likely will continue to have a significant impact on the global economy in the near-to-medium-term, which in turn can cause volatility in global markets, generally, and in oil and natural gas prices, more specifically. Financial markets have also experienced significant volatility. The outbreak of COVID-19 caused a significant decrease in oil and natural gas prices in 2020 resulting from demand weakness and oversupply, which adversely affected demand for our services. Ongoing economic repercussions of the COVID-19 pandemic may further depress the oil and gas market in the future, which may lead to additional decreases in capital spending by oil and natural gas companies. Together with our customers, we have implemented several measures at our bases, based upon guidance from local public health authorities, to help protect employees and customers, including, but not limited to, measures to restrict access to sites, medical screenings/questionnaires prior to all flights, enhanced sanitization of aircraft and equipment, modification of aircraft and special protocols on travel and passenger transport, and we are also monitoring developments that may require or cause us to modify actions as appropriate. Many of our employees are deemed “essential” in the regions in which they operate and therefore may continue performing their jobs notwithstanding guidance or orders of general applicability issued by governments requiring businesses to close, persons to shelter in place, borders to close and other similar actions. In addition, we have developed and are offering customers COVID-19 medevac transport in certain regions.
Recent Developments
Share Repurchases
In June 2021, the Company repurchased 933,208 shares of common stock in open market transactions for gross consideration of $25.1 million, which is an average cost per share of $26.89. After these repurchases, as of June 30, 2021, $39.9 million remained of the $75.0 million share repurchase program.
In July 2021, the Company repurchased an additional 547,596 shares of common stock for gross consideration of $14.9 million, which is an average cost per share of $27.24. After these repurchases, $25.0 million remained available of the authorized $75.0 million share repurchase program.

Sale of Colombian Subsidiary
During the three months ended June 30, 2021, the Company sold its 75% interest in Hauser Investments Limited (“Hauser”), which owns 100% of Sicher Helicopters SAS (“Sicher”), a provider of helicopter services to Colombia’s oil and gas industry. The sale resulted in a $2.0 million loss included in loss on sale of subsidiaries on the condensed consolidated statement of operations.
Impairment of PAS
The Company has a 25% economic interest in Petroleum Air Services (“PAS”), an Egyptian corporation that provides helicopter and fixed wing transportation to the offshore energy industry and other general aviation services in Egypt. During the three months ended June 30, 2021, upon evaluating its investment in PAS, the Company identified an indicator for impairment due to a decline in PAS’s performance. As a result, the Company performed a fair valuation of its investment in PAS resulting in a $16.0 million loss on impairment recorded during the three months ended June 30, 2021. As of June 30, 2021, the investment in PAS was $17.0 million and is included on the condesned consolidated balance sheets in investment in unconsolidated affiliates. PAS is carried at cost less impairment.
Columbia Helicopters Preference Claim Settlement
In July 2021, the Company settled a bankruptcy preference claim related to amounts paid under a termination agreement between Old Bristow and Columbia Helicopters, Inc. The settlement is considered a gain contingency and is expected to result in the receipt of a $9.0 million cash payment to be recognized in the second fiscal quarter.

Lines of Service
Beginning in fiscal year 2022, the revenues by line of service tables have been modified to more accurately reflect how management views the Company’s lines of service. These changes include the addition of a Government services line of service which includes revenues from U.K. SAR, BSEE, and other government contracts. In addition, our Other activities and services (“other” services) will now reflect revenues derived from leasing aircraft to non-governmental third party operators, oil and gas contracts that do not materially fit into one of the three major oil and gas operating regions and other services as they arise. As such, operating revenues from Asia Pacific oil and gas services are now shown under other services following the exit of that line of service in the Asia Pacific region in the Current Quarter. Prior period amounts will not match the previously reported amounts by individual lines of service. Management believes this change provides more relevant information needed to understand and analyze the Company’s current lines of service.
Oil and Gas. The offshore oil and gas market is highly cyclical with demand highly correlated to the price of oil and gas, which tends to fluctuate depending on many factors, including global economic activity, levels of inventory and overall demand. In addition to the price of oil and gas, the availability of acreage and local tax incentives or disincentives and requirements for maintaining interests in leases affect activity levels in the oil and gas industry. Price levels for oil and gas by themselves can cause additional fluctuations by inducing changes in consumer behavior. The three main regions where we offer oil and gas transportation services are Europe, the Americas and Africa.
Government Services. Since 2015, we have been providing SAR services in the U.K. on behalf of the MCA. Additionally, we provide aviation services to various government agencies, globally.
Fixed Wing Services. Our fixed wing services are currently operating in Australia and Nigeria, providing regular passenger transport (scheduled airline service with individual ticket sales) and charter services.
Other Activities and Services. In order to diversify sources of our earnings and cash flow, we deploy a number of helicopters in support of other industries and activities, one of which includes entering into lease arrangements for our helicopters with operators primarily located in international markets such as Chile, Colombia, India, Mexico and Spain. The helicopters are contracted to non-governmental local helicopter operators, which often prefer to lease helicopters rather than purchase them. Leasing affords us the opportunity to access new markets without significant initial infrastructure investment and generally without ongoing operating risk, as well as countries where we are not eligible to own and control our own operating certificate. Revenues derived from oil and gas services outside of our three major operating regions and other aviation services not included in the three lines of service noted above are also reflected here.

Fleet Information
As of June 30, 2021, the aircraft in our fleet were as follows:

	Number of Aircraft
	Operating Aircraft
Type	Owned Aircraft	Leased Aircraft	Aircraft Held For Sale	Total Aircraft	Maximum Passenger Capacity	Average Age (years)(1)
Heavy Helicopters:
S-92A	35	26	—	61	19	12
S-92A U.K. SAR	3	7	—	10	19	7
H225	—	—	2	2	19	10
AW189	6	1	—	7	16	6
AW189 U.K. SAR	11	—	—	11	16	5
	55	34	2	91
Medium Helicopters:
AW139	52	7	—	59	12	10
S-76 C+/C++	17	—	4	21	12	13
S-76D	8	—	—	8	12	7
B212	2	—	—	2	12	39
	79	7	4	90
Light—Twin Engine Helicopters:
AW109	6	—	—	6	7	15
EC135	10	—	—	10	6	12
	16	—	—	16
Light—Single Engine Helicopters:
AS350	17	—	—	17	4	24
AW119	13	—	—	13	7	15
	30	—	—	30

Total Helicopters	180	41	6	227		12
Fixed wing	7	4	—	11
UAV	—	2	—	2
Total Fleet	187	47	6	240
______________________
(1)Reflects the average age of helicopters that are owned.

The chart below presents the number of aircraft in our fleet and their distribution among the regions as of June 30, 2021, the number of helicopters we had on order as of June 30, 2021, and the percentage of operating revenue each of our regions provided during the Current Quarter.

	Percentage of Current Quarter Operating Revenue	Helicopters				UAV	Fixed Wing
		Heavy	Medium	Light Twin	Light Single			Total (1)
Europe	57%	63	12	—	4	2	—	81
Americas	29%	22	58	16	26	—	—	122
Asia Pacific	8%	—	2	—	—	—	9	11
Africa	6%	6	18	—	—	—	2	26
Total	100%	91	90	16	30	2	11	240
Aircraft not currently in fleet:
On order		3	—	5	—	—	—	8
_____________
(1)Includes 47 leased aircraft as follows:

	Helicopters				UAV	Fixed Wing
	Heavy	Medium	Light Twin	Light Single			Total
Europe	28	1	—	—	2	—	31
Americas	4	3	—	—	—	—	7
Asia Pacific	—	2	—	—	—	3	5
Africa	2	1	—	—	—	1	4
Total	34	7	—	—	2	4	47

Results of Operations
Management believes the comparison of the most recently completed quarter to the immediately preceding quarter provides more relevant information needed to understand and analyze the business. As such, pursuant to Item 303(c)(2)(ii) of Regulation S-K, we have elected to discuss any material changes in our results of operations by including a comparison of our most recently completed fiscal quarter to the immediately preceding fiscal quarter (the “Preceding Quarter”).
The following table presents our operating results and other statement of operations information for three months ended June 30, 2021 and three months ended March 31, 2021, (in thousands, except percentages):

	Three Months Ended		Favorable (Unfavorable)
	June 30, 2021	March 31, 2021
Revenues:
Operating revenues	$288,351	$281,519	$6,832	2.4%
Reimbursable revenues	12,251	11,813	438	3.7%
Total revenues	300,602	293,332	7,270	2.5%

Costs and expenses:
Operating expenses
Personnel	74,969	79,635	4,666	5.9%
Repairs and maintenance	60,465	62,293	1,828	2.9%
Insurance	5,367	5,344	(23)	(0.4)%
Fuel	16,665	13,280	(3,385)	(25.5)%
Leased-in equipment	26,852	27,604	752	2.7%
Other	30,185	30,139	(46)	(0.2)%
Total operating expenses	214,503	218,295	3,792	1.7%
Reimbursable expenses	12,114	11,697	(417)	(3.6)%
General and administrative	37,483	40,678	3,195	7.9%
Merger related costs	1,735	16,475	14,740	nm
Restructuring costs	851	7,887	7,036	nm
Depreciation and amortization	23,195	17,254	(5,941)	(34.4)%
Total costs and expenses	289,881	312,286	22,405	7.2%

Loss on impairment	(21,934)	(1,182)	(20,752)	nm
Gain (loss) on disposal of assets	499	(7,199)	7,698	nm
Earnings from unconsolidated affiliates, net	(1,517)	(440)	(1,077)	nm
Operating loss	(12,231)	(27,775)	15,544	nm

Interest income	66	238	(172)	(72.3)%
Interest expense	(10,624)	(12,108)	1,484	12.3%
Loss on extinguishment of debt	—	(28,515)	28,515	nm
Reorganization items, net	(446)	(407)	(39)	(9.6)%
Loss on sale of subsidiaries	(2,002)	—	(2,002)	nm
Other, net	6,184	7,037	(853)	(12.1)%
Total other income (expense), net	(6,822)	(33,755)	26,933	nm
Loss before benefit for income taxes	(19,053)	(61,530)	42,477	69.0%
Benefit for income taxes	4,842	19,092	(14,250)	nm
Net loss	(14,211)	(42,438)	28,227	66.5%
Net income (loss) attributable to noncontrolling interests	14	(152)	166	nm
Net loss attributable to Bristow Group Inc.	$(14,197)	$(42,590)	$28,393	66.7%

Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the applicable periods (in thousands):

	Three Months Ended		Favorable (Unfavorable)
	June 30, 2021	March 31, 2021
Oil and gas services:
Europe	$99,901	$93,850	$6,051	6.4%
Americas	75,003	72,785	2,218	3.0%
Africa	14,692	18,976	(4,284)	(22.6)%
Total oil and gas services	189,596	185,611	3,985	2.1%
Government services(1)	70,436	67,032	3,404	5.1%
Fixed wing services	24,654	22,013	2,641	12.0%
Other services(2)	3,665	6,863	(3,198)	(46.6)%
	$288,351	$281,519	$6,832	2.4%
__________________________
(1)Includes revenues of approximately $7.8 million related to government services that were previously included in the oil and gas and other service lines for the three months ended March 31, 2021.
(2)Includes Asia Pacific revenues of approximately $3.2 million that were previously included in the oil and gas service line for the three months ended March 31, 2021.
Operating Revenues. Operating revenues were $6.8 million higher in the three months ended June 30, 2021 (the “Current Quarter”) compared to the three months ended March 31, 2021 (the “Preceding Quarter”).
Operating revenues from oil and gas services were $4.0 million higher in the Current Quarter.
Operating revenues from oil and gas services in the Europe region were $6.1 million higher in the Current Quarter. Operating revenues in Norway and the U.K. were $3.7 million and $2.4 million higher, respectively, primarily due to higher utilization.
Operating revenues from oil and gas services in the Americas were $2.2 million higher in the Current Quarter primarily due to higher cash receipts from Cougar Helicopters Inc. (“Cougar”).
Operating revenues from oil and gas services in Africa were $4.3 million lower primarily due to the end of a customer contract and lower utilization.
Operating revenues from government services were $3.4 million higher in the Current Quarter primarily due to increased flight hours and the strengthening of the British pound sterling relative to the U.S. dollar.
Operating revenues from fixed wing services were $2.6 million higher in the Current Quarter primarily due to increased utilization in Australia.
Operating revenues from other services were $3.2 million lower primarily due to the end of a customer contract.
Operating Expenses. Operating expenses were $3.8 million lower in the Current Quarter. Personnel costs were $4.7 million lower in the Current Quarter primarily due to seasonal personnel cost variations in Norway. Maintenance costs were $1.8 million lower primarily due to the timing of repairs in fixed wing services in Australia. Lease costs were $0.8 million lower in the Current Quarter primarily due to lease return costs in the Preceding Quarter. Partially offsetting these lower costs were higher fuel costs of $3.4 million in the Current Quarter primarily due to higher fuel prices and increased flight hours.
General and Administrative. General and administrative expenses were $3.2 million lower in the Current Quarter primarily due to lower compensation expenses and decreased professional services fees.
Merger-related costs. Merger-related costs, which primarily consist of professional services fees and severance costs, were $1.7 million in the Current Quarter compared to $16.5 million in the Preceding Quarter.
Restructuring costs. Restructuring costs were $0.9 million in the Current Quarter compared to $7.9 million in the Preceding Quarter.
Depreciation and Amortization expenses. Depreciation and amortization expenses were $5.9 million higher in the Current Quarter primarily due to the addition of existing assets to the depreciation and amortization calculation.

Loss on Impairment. During the Current Quarter, the Company recognized a loss on impairment of $21.9 million, consisting of $16.0 million related to Petroleum Air Services (“PAS”), an unconsolidated affiliate in Egypt, and $5.9 million in connection with certain helicopters held for sale to reflect the helicopters at expected sales values.
Gain (Loss) on Disposal of Assets. During the Current Quarter, the Company sold two S76D medium helicopters, one B212 medium helicopter and other equipment resulting in gains of $0.5 million. During the Preceding Quarter, the Company disposed of five S-76C++ helicopters via sales-type lease agreements and disposed of three fixed wing aircraft for cash proceeds of $1.4 million, resulting in losses of $7.2 million.
Losses from Unconsolidated Affiliates. During the Current Quarter, the Company recognized losses of $1.5 million from unconsolidated affiliates compared to losses of $0.4 million in the Preceding Quarter.
Operating Income (Loss). Operating loss as a percentage of revenues was (4.2)% in the Current Quarter compared to (9.9)% in the Preceding Quarter. Operating loss in the Current Quarter was primarily due to loss on impairment. Operating loss in the Preceding Quarter was primarily due to Merger-related costs, restructuring costs, loss on disposal of assets and loss on impairment.
Loss on Sale of Subsidiary. During the Current Quarter, the Company recognized a $2.0 million loss on the sale of its subsidiary in Colombia.
Other Income (Expense), net. Other income, net of $6.2 million in the Current Quarter was primarily due to insurance proceeds of $3.7 million, government grants to fixed wing services of $2.7 million, and a favorable interest adjustment to the Company’s pension liability of $0.7 million, partially offset by a contingency reserve of $0.6 million and net foreign exchange losses of $0.4 million. Other income, net in the Preceding Quarter was $7.0 million primarily due to insurance proceeds of $2.6 million, government grants to fixed wing services of $3.8 million, a favorable release of a contract liability of $1.5 million, and a favorable interest adjustment to the Company’s pension liability of $1.0 million, partially offset by net foreign exchange losses of $1.7 million.

	Current Quarter	Preceding Quarter	Favorable (Unfavorable)
	(In thousands)
Foreign currency gains (losses):
Foreign currency losses	(386)	(1,707)	1,321
Pension-related costs	665	986	(321)
Other	5,905	7,758	(1,853)
Other income (expense), net	$6,184	$7,037	$(853)
Income Tax Benefit (Expense). Income tax benefit was $4.8 million in the current quarter compared to $19.1 million in the Preceding Quarter. The income tax benefit in the Current Quarter primarily related to changes in the blend of earnings, the tax impact of valuation allowances on the Company’s net operating losses and deductible business interest expense, and the tax impact of the PAS impairment loss.

The following table presents our operating results and other statement of operations information for three months ended June 30, 2021 and 2020, (in thousands, except percentages):

	Three Months Ended June 30,		Favorable (Unfavorable)
	2021	2020
Revenues:
Operating revenues	$288,351	$261,508	$26,843	10.3%
Reimbursable revenues	12,251	8,685	3,566	41.1%
Total revenues	300,602	270,193	30,409	11.3%

Costs and expenses:
Operating expenses
Personnel	74,969	70,004	(4,965)	(7.1)%
Repairs and maintenance	60,465	50,853	(9,612)	(18.9)%
Insurance	5,367	4,620	(747)	(16.2)%
Fuel	16,665	7,820	(8,845)	(113.1)%
Leased-in equipment	26,852	30,098	3,246	10.8%
Other	30,185	24,160	(6,025)	(24.9)%
Total operating expenses	214,503	187,555	(26,948)	(14.4)%
Reimbursable expenses	12,114	8,648	(3,466)	(40.1)%
General and administrative	37,483	35,394	(2,089)	(5.9)%
Merger related costs	1,735	17,418	15,683	nm
Restructuring costs	851	3,012	2,161	nm
Depreciation and amortization	23,195	16,356	(6,839)	(41.8)%
Total costs and expenses	289,881	268,383	(21,498)	(8.0)%

Loss on impairment	(21,934)	(19,233)	(2,701)	(14.0)%
Gain on disposal of assets	499	5,522	(5,023)	nm
Losses from unconsolidated affiliates, net	(1,517)	(1,978)	461	23.3%
Operating loss	(12,231)	(13,879)	1,648	11.9%

Interest income	66	262	(196)	(74.8)%
Interest expense	(10,624)	(12,504)	1,880	15.0%
Loss on extinguishment of debt	—	(615)	615	nm
Reorganization items, net	(446)	—	(446)	nm
Loss on sale of subsidiaries	(2,002)	—	(2,002)	nm
Change in fair value of preferred stock derivative liability	—	15,416	(15,416)	nm
Bargain purchase gain	—	75,433	(75,433)	nm
Other, net	6,184	4,001	2,183	54.6%
Total other income (expense), net	(6,822)	81,993	(88,815)	nm
Income (loss) before benefit (provision) for income taxes	(19,053)	68,114	(87,167)	(128.0)%
Benefit for income taxes	4,842	3,290	1,552	47.2%
Net income (loss)	(14,211)	71,404	(85,615)	(119.9)%
Net loss attributable to noncontrolling interests	14	73	(59)	nm
Net income (loss) attributable to Bristow Group Inc.	$(14,197)	$71,477	$(85,674)	(119.9)%

Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the applicable periods (in thousands):

	Three Months Ended June 30,		Favorable (Unfavorable)
	2021	2020
Oil and gas services:
Europe	$99,901	$105,029	$(5,128)	(4.9)%
Americas	75,003	56,893	18,110	31.8%
Africa	14,692	30,015	(15,323)	(51.1)%
Total oil and gas services	189,596	191,937	(2,341)	(1.2)%
Government services(1)	70,436	54,611	15,825	29.0%
Fixed wing services	24,654	11,559	13,095	113.3%
Other services(2)	3,665	3,401	264	7.8%
	$288,351	$261,508	$26,843	10.3%
__________________________
(1)Includes revenues of approximately $2.0 million related to government services that were previously included in the oil and gas and other service lines for the three months ended June 30, 2020.
(2)Includes Asia Pacific and certain Europe revenues of approximately $3.5 million that were previously included in the oil and gas service line for the three months ended June 30, 2020.
Current Quarter compared to Prior Year Quarter
Operating Revenues. Operating revenues were $26.8 million higher in the Current Quarter compared to the three months ended June 30, 2020 (the “Prior Year Quarter”).
Operating revenues from oil and gas services were $2.3 million lower in the Current Quarter.
Operating revenues from oil and gas services in Africa were $15.3 million lower primarily due to the end of customer contracts and lower utilization.
Operating revenues from oil and gas services in the Europe region were $5.1 million lower in the Current Quarter. Revenues in the U.K. decreased by $11.7 million primarily due to the end of customer contracts, partially offset by the strengthening of the British pound sterling relative to the U.S. dollar. Revenues in Norway increased by $6.7 million primarily due to strengthening of the Norwegian krone relative to the U.S. dollar and higher utilization in the Current Quarter.
Operating revenues from oil and gas services in the Americas were $18.1 million higher in the Current Quarter primarily due to the impact of the Merger.
Operating revenues from government services were $15.8 million higher in the Current Quarter primarily due to the impact of the Merger, strengthening of the British pound sterling relative to the U.S. dollar and an increase in flight hours.
Operating revenues from fixed wing services were $13.1 million higher in the Current Quarter primarily due to higher utilization.
Operating revenues from other services were $0.3 million higher primarily due to the impact of the Merger, partially offset by the end of a customer contract.
Operating Expenses. Operating expenses were $26.9 million higher in the Current Quarter. Repairs and maintenance costs were $9.6 million higher in the Current Quarter primarily due to the impact of the Merger, the timing of repairs and higher flight hours. Fuel expense was $8.8 million higher in the Current Quarter primarily due to higher fuel prices, the impact of the Merger, higher flight hours and unfavorable foreign exchange impacts. Other operating expenses were $6.0 million higher in the Current Quarter primarily due to the impact of the Merger, and increased activity. Personnel costs were $5.0 million higher in the Current Quarter primarily due to unfavorable foreign exchange impacts and the impact of the Merger. Insurance expense was $0.8 million higher in the Current Quarter primarily due to the impact of the Merger. These increases were partially offset by lower lease costs of $3.3 million in the Current Quarter primarily due to aircraft lease returns since the Prior Year Quarter.
General and Administrative. General and administrative expenses were $2.1 million higher in the Current Quarter primarily due to the impact of the Merger.

Merger-related costs. Merger-related costs, which primarily consist of professional services fees and severance costs, were $1.7 million in the Current Quarter compared to $17.4 million in the Prior Year Quarter.
Restructuring costs. Restructuring costs were $0.9 million in the Current Quarter compared to $3.0 million in the Prior Year Quarter.
Depreciation and Amortization. Depreciation and amortization expenses were $6.8 million higher in the Current Quarter primarily due to the addition of existing assets to the depreciation and amortization calculation and the impact of the Merger.
Loss on Impairment. During the Current Quarter, the Company recognized a loss on impairment of $21.9 million, consisting of $16.0 million related to PAS and $5.9 million in connection with certain helicopters held for sale to reflect the helicopters at expected sales values. During the Prior Year Quarter, the Company recorded a loss on impairment of its investment in Lider of $18.7 million and inventory impairment of $0.5 million.
Gain (Loss) on Disposal of Assets. During the Current Quarter, the Company sold two S76D medium helicopters, one B212 medium helicopter and other equipment resulting in a net gain of $0.5 million. During the Prior Year Quarter, the Company sold one H225 heavy helicopter and other equipment resulting in a net gain of $5.5 million.
Losses from Unconsolidated Affiliates. During the Current Quarter, the Company recognized losses of $1.5 million from unconsolidated affiliates compared to losses of $2.0 million in the Prior Year Quarter.
Operating Income (Loss). Operating loss as a percentage of revenues was (4.2)% in the Current Quarter compared to (5.3)% in the Prior Year Quarter. Operating loss in the Current Quarter was primarily due to losses on impairment. Operating loss in the Prior Year Quarter was primarily due to losses on impairment, Merger-related costs and restructuring costs.
Interest Expense. Interest expense was $1.9 million lower in the Current Year Quarter primarily due to lower debt balances.
Loss on sale of subsidiaries. During the Current Quarter, the Company recognized a loss of $2.0 million on the sale of its subsidiary in Colombia.
Change in fair value of preferred stock derivative liability. During the Prior Year Quarter, Old Bristow recognized a $15.4 million gain on the change in fair value of preferred stock derivative liability.
Bargain Purchase Gain. During the Prior Year Quarter, the Company recognized a bargain purchase gain of $75.4 million related to the Merger.
Other Income (Expense), net. Other income, net was $6.2 million in the Current Quarter compared to $4.0 million in the Prior Year Quarter. Other income, net in the Current Quarter was primarily due to insurance proceeds of $3.7 million, government grants to fixed wing services of $2.7 million, and a favorable interest adjustment to the Company’s pension liability of $0.7 million, partially offset by a contingency reserve of $0.6 million and net foreign exchange losses of $0.4 million. Other income, net in the Prior Year Quarter was primarily due to government grants to fixed wing services of $1.4 million, net foreign exchange gains of $1.4 million, and a favorable interest adjustment to the Company’s pension liability of $0.9 million as shown in the table below.

	Current Quarter	Prior Year Quarter	Favorable (Unfavorable)
	(In thousands, except percentages)
Foreign currency gains (losses):
Foreign currency gains (losses)	(386)	1,374	(1,760)
Pension-related costs	665	860	(195)
Other	5,905	1,767	4,138
Other income (expense), net	$6,184	$4,001	$2,183
Income Tax Benefit (Expense). Income tax benefit was $4.8 million in the Current Quarter compared to $3.3 million in the Prior Year Quarter. The income tax benefit in the Current Quarter primarily related to changes in the blend of earnings, the tax impact of valuation allowances on the Company’s net operating losses and deductible business interest expense, and the tax impact of the PAS impairment loss.

Liquidity and Capital Resources
General
Our ongoing liquidity requirements arise primarily from working capital needs, meeting our capital commitments (including the purchase of helicopters and other equipment) and the repayment of debt obligations. In addition, we may use our liquidity to fund acquisitions, repay debt, repurchase shares or debt securities or make other investments. Our primary sources of liquidity are cash balances and cash flows from operations, borrowings under our ABL and, from time to time, we may obtain additional liquidity through the issuance of equity, or debt or other financing options or through asset sales.
Summary of Cash Flows

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$36,441	$(6,866)
Investing activities	6,802	149,052
Financing activities	(27,690)	(78,194)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,042	302
Net increase in cash, cash equivalents and restricted cash	$17,595	$64,294
Operating Activities
Cash flows provided by operating activities were $36.4 million during the Current Quarter compared to cash flows used in operating activities of $6.9 million during the Prior Year Quarter. Operating income before depreciation, impairment charges and losses on asset dispositions, net was $15.8 million higher in the Current Quarter compared to the Prior Year Quarter primarily due to lower Merger-related and restructuring costs.
During the Current Quarter, changes in working capital provided cash flows of $2.5 million primarily due to a decrease in accounts receivables. During the Prior Year Quarter, changes in working capital used cash flows of $29.3 million primarily due to a decrease in accrued liabilities and an increase in inventory and other assets.
Cash paid for interest expense and income taxes was $1.2 million and $3.0 million, respectively, in the Current Quarter compared to $8.3 million and $2.3 million, respectively, in the Prior Year Quarter.
Investing Activities
During the Current Quarter, net cash provided by investing activities was $6.8 million primarily as follows:
•Proceeds of $10.6 million from the sale or disposal of aircraft and certain other equipment, partially offset by
•Cash transferred in the sale of a subsidiary of $0.9 million, and
•Capital expenditures of $3.0 million.
During the Prior Year Quarter, net cash provided by investing activities was $149.1 million primarily as follows:
•Increase in cash from the Merger of $120.2 million,
•Non-refundable deposits on assets held for sale of $20.0 million, and
•Proceeds of $11.7 million from the sale or disposal of aircraft and certain other equipment, partially offset by
•Capital expenditures of $2.8 million.
Financing Activities
During the Current Quarter, net cash used in financing activities was $27.7 million primarily as follows:
•Share repurchases of $21.8 million,
•Net repayments of debt and redemption premiums of $4.0 million, and
•Payment on debt issuance costs of $1.9 million.
During the Prior Year Quarter, net cash used in financing activities was $78.2 million primarily as follows:

•Net repayments of debt and redemption premiums of $73.4 million, and
•Share repurchases of $4.8 million.
Short and Long-Term Liquidity Requirements
We anticipate that we will generate positive cash flows from operating activities and that these cash flows will be adequate to meet our working capital requirements. To support our capital expenditure program and/or other liquidity requirements, we may use any combination of operating cash flow, cash balances, borrowings under our ABL, proceeds from sales of assets, issue debt or equity, or other financing options.
Our availability of long-term liquidity is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, debt service, capital expenditures and a reasonable return on investment. While the COVID-19 pandemic, in general, and the related decrease in oil and natural gas prices, more specifically, have not had a material impact on our liquidity, a sustained environment of depressed oil and natural gas prices could affect capital spending for offshore oil and gas exploration, drilling and production, which in turn could affect our business and liquidity. As of June 30, 2021, we had $244.7 million of unrestricted cash and $54.1 million of remaining availability under our amended asset-backed revolving credit facility (the “ABL Facility”) for total liquidity of $298.8 million. Borrowings under the amended ABL Facility are subject to certain conditions and requirements.
As of June 30, 2021, approximately 77% of our total cash balance was held outside the U.S. and is generally used to meet the liquidity needs of our non-U.S. operations. Most of our cash held outside the U.S. could be repatriated to the U.S., and any such repatriation could be subject to additional taxes. If cash held by non-U.S. operations is required for funding operations in the U.S., we may make a provision for additional taxes in connection with repatriating this cash, which is not expected to have a significant impact on our results of operations.
The significant factors that affect our overall liquidity include cash from or used to fund operations, capital expenditure commitments, debt service, pension funding, adequacy of bank lines of credit and the Company’s ability to attract capital on satisfactory terms.
Debt Obligations
Our principal debt balance as of June 30, 2021, was $541.6 million primarily comprised of the 6.875% Senior Notes due in March 2028 and two tranches of the Lombard Debt due December 29, 2023 and January 30, 2024, respectively.
Currently, we believe we are able to meet the maintenance and other covenants in our debt instruments.
Lease Obligations
We have non-cancelable operating leases in connection with the lease of certain equipment, including leases for aircraft, and land and facilities used in our operations. The related lease agreements, which range from non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and can also include renewal options. As of June 30, 2021, aggregate future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year, including leases for 47 aircraft, were as follows (in thousands):

	Aircraft	Other	Total
Fiscal year ending March 31,
2022(1)	57,378	9,509	$66,887
2023	57,897	10,689	68,586
2024	45,362	9,723	55,085
2025	28,370	7,632	36,002
2026	2,170	6,637	8,807
Thereafter	—	21,003	21,003
	$191,177	$65,193	$256,370
____________________
(1)Reflects the amounts remaining for the nine months ended March 31, 2022.
During the three months ended June 30, 2021 and 2020, we recognized $27.5 million and $30.9 million of operating lease expense, respectively.
Cash paid for amounts included in the measurement of lease liabilities during the three months ended June 30, 2021 and 2020 was $24.4 million and $27.8 million, respectively.

From time to time we may, under favorable market conditions and when necessary, enter into opportunistic aircraft lease agreements in support of our global operations. The following table reflects the timing of our current contractual lease expirations by fiscal year and aircraft type. The timing and amounts shown below do not factor in any potential renewals that management may consider to ensure sufficient aircraft availability to meet future demand and activity levels.

	2022(1)	2023	2024	2025 and Beyond
Aircraft type:
S-92A	11	2	10	10
AW189	—	1	—	—
AW139	4	1	2	—
Fixed wing/ UAV	2	4	—	—
	17	8	12	10
___________________________
(1)FY22 includes leases that have already been returned as well as leases that will expire during the remainder of the fiscal year.

Contractual Obligations and Commercial Commitments
We have various contractual obligations that are recorded as liabilities on our condensed consolidated balance sheet. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities on our condensed consolidated balance sheet such as certain minimum lease payments for the use of property and equipment under operating lease agreements we are contractually committed to make.
As of June 30, 2021, we had unfunded capital commitments of $86.0 million, consisting primarily of agreements to purchase helicopters, including three AW189 heavy helicopters and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered in fiscal year 2022. Delivery dates for the AW169 helicopters have yet to be determined. These commitments are payable beginning in fiscal year 2022, and all of the commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability to us other than aggregate liquidated damages of $2.1 million. If we do not exercise our rights to cancel these capital commitments, we expect to finance the remaining acquisition costs for these helicopters through a combination of cash on hand, cash provided by operating activities, asset sales and financing options.
In addition, we had outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery in fiscal years 2022 and 2023.
We had $21.1 million of other purchase obligations representing non-cancelable PBH maintenance commitments and unfilled purchase orders for aircraft parts..

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

	June 30, 2021	March 31, 2021
Current assets	$577,423	$798,189
Non-current assets	$1,352,331	$1,686,646
Current liabilities	$292,358	$224,078
Non-current liabilities	$762,214	$1,112,490

	Three Months Ended June 31, 2021
Total revenues	$300,603
Operating income (expense)	$4,939
Net income (loss)	$(5,249)
Net income (loss) attributable to Bristow Group	$(5,235)
Critical Accounting Policies and Estimates
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of the the Annual Report on Form 10-K for a discussion of our critical accounting estimates. There have been no material changes to our critical accounting policies and estimates provided since the Annual Report on Form 10-K.
For discussion of recent accounting pronouncements and accounting changes, see Part I, Item 1. Financial Statements, Note 1 of this Quarterly Report on Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
We are subject to certain market risks arising from the use of financial instruments in the ordinary course of business. These risks arise primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk, and interest rates.
For additional information about our exposure to market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of the Annual Report on Form 10-K. Our exposure to market risk has not changed materially since March 31, 2021.

Item 4.    Controls and Procedures.
With the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
For a detailed discussion of our risk factors, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the three months ended June 30, 2021:

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2021 - April 30, 2021	2,354	$26.52	—	$65,008,932
May 1, 2021 - May 31, 2021	973	$27.83	—	$65,008,932
June 1, 2021 - June 30, 2021	933,208	$26.89	933,208	$39,917,255
___________________________
(1) Includes 3,327 shares purchased in connection with the surrender of shares by employees to satisfy certain tax withholding obligations. These repurchases are not a part of our publicly announced plan and do not affect our Board-approved share repurchase program.
In July 2021, the Company repurchased an additional 547,596 shares of common stock for gross consideration of $14.9 million, which is an average cost per share of $27.24. After these repurchases, $25.0 million remained available of the authorized $75.0 million share repurchase program.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Era Group Inc. and Certificates of Amendment thereto dated June 11, 2020.
31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.
31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant.
32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
†	Compensatory Plan or Arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ Jennifer D. Whalen
Jennifer D. Whalen Senior Vice President and Chief Financial Officer

By:	/s/ Chris Gillette
Chris Gillette Vice President and Chief Accounting Officer
DATE: August 4, 2021