Form 10-Q
period 2021-09-30
Bristow Group Inc.
filed 2021-11-04
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	001-35701
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware		72-1455213
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

3151 Briarpark Drive, Suite 700
Houston,	Texas	77042
(Address of Principal Executive Offices)		(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
The total number of shares of common stock, par value $0.01 per share, outstanding as of October 29, 2021 was 28,264,765. The Registrant has no other class of common stock outstanding.

BRISTOW GROUP INC.

PART I — FINANCIAL INFORMATION
Item 1.     Financial Statements.
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Operating revenues	$290,120	$295,722	578,471	557,230
Reimbursable revenues	11,464	8,918	23,715	17,603
Total revenues	301,584	304,640	602,186	574,833

Costs and expenses:
Operating expenses	218,768	218,282	433,271	405,837
Reimbursable expenses	11,188	8,919	23,302	17,567
General and administrative expenses	38,970	39,613	76,453	75,007
Merger-related costs	647	4,497	2,382	21,917
Restructuring costs	117	13,326	968	16,336
Depreciation and amortization	17,644	18,537	40,839	34,893
Total costs and expenses	287,334	303,174	577,215	571,557

Loss on impairment	(2,901)	(17,596)	(24,835)	(36,829)
Gain (loss) on disposal of assets	162	(8,473)	661	(2,951)
Earnings (losses) from unconsolidated affiliates, net	964	1,948	(553)	(30)
Operating income (loss)	12,475	(22,655)	244	(36,534)

Interest income	42	434	108	696
Interest expense	(10,426)	(13,445)	(21,050)	(25,949)
Loss on extinguishment of debt	(124)	—	(124)	(615)
Reorganization items, net	(103)	—	(549)	—
Loss on sale of subsidiaries	—	—	(2,002)	—
Change in fair value of preferred stock derivative liability	—	—	—	15,416
Gain on bargain purchase	—	5,660	—	81,093
Other, net	15,330	10,592	21,514	14,593
Total other income (expense), net	4,719	3,241	(2,103)	85,234
Income (loss) before income taxes	17,194	(19,414)	(1,859)	48,700
Income tax expense	(14,484)	(8,578)	(9,642)	(5,288)
Net income (loss)	2,710	(27,992)	(11,501)	43,412
Net loss attributable to noncontrolling interests	65	131	79	204
Net income (loss) attributable to Bristow Group Inc.	$2,775	$(27,861)	$(11,422)	$43,616
Income (loss) per common share(1):
Basic	$0.10	$(0.95)	$(0.40)	$8.73
Diluted	$0.10	$(0.95)	$(0.40)	$5.09
Weighted average common shares outstanding(1):
Basic	28,233,527	29,357,959	28,844,633	20,230,285
Diluted	28,684,660	29,357,959	28,844,633	34,031,657
(1) See Note 9 to the condensed consolidated financial statements for details on prior year income (loss) per share and weighted average common shares outstanding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020

Net income (loss)	$2,710	$(27,992)	$(11,501)	$43,412
Other comprehensive income (loss):
Currency translation adjustments	(15,683)	15,326	(14,411)	18,485
Pension liability adjustment, net	922	—	873	—
Unrealized gain (loss) on cash flow hedges, net	1,609	(1,283)	2,552	(2,164)
Total comprehensive income (loss)	(10,442)	(13,949)	(22,487)	59,733
Net comprehensive loss attributable to noncontrolling interests	65	131	79	204
Total comprehensive income (loss) attributable to Bristow Group Inc.	$(10,377)	$(13,818)	$(22,408)	$59,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share amounts)

	September 30,	March 31,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$236,989	$228,010
Restricted cash	2,492	3,069
Accounts receivable, net of allowance for doubtful accounts of $2,506 and $2,300 as of September 30 and March 31, 2021, respectively	196,292	215,620
Inventories	87,855	92,180
Assets held for sale	5,432	14,750
Prepaid expenses and other current assets	30,419	32,119
Total current assets	559,479	585,748
Property and equipment	1,082,076	1,090,094
Accumulated depreciation and amortization	(120,474)	(85,535)
Property and equipment, net	961,602	1,004,559
Investment in unconsolidated affiliates	20,146	37,530
Right-of-use assets	211,878	246,667
Other assets	108,131	117,766
Total assets	$1,861,236	$1,992,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,081	$69,542
Accrued wages, benefits and related taxes	44,764	58,595
Income taxes payable and other accrued taxes	18,722	19,972
Deferred revenue	12,988	13,598
Accrued maintenance and repairs	32,536	26,907
Current portion of operating lease liabilities	72,394	77,909
Accrued interest and other accrued liabilities	24,458	22,632
Short-term borrowings and current maturities of long-term debt	13,180	15,965
Total current liabilities	279,123	305,120
Long-term debt, less current maturities	518,635	527,528
Accrued pension liabilities	33,654	44,150
Other liabilities and deferred credits	6,668	6,681
Deferred taxes	44,413	42,430
Long-term operating lease liabilities	139,744	167,718
Total liabilities	$1,022,237	$1,093,627
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests	—	1,572
Stockholders’ equity:
Common stock, $0.01 par value, 110,000,000 authorized; 28,302,220 and 29,694,071 outstanding as of September 30 and March 31, 2021, respectively	303	303
Additional paid-in capital	692,702	687,715
Retained earnings	215,589	227,011
Treasury shares, at cost; 1,967,769 and 466,700 shares as of September 30 and March 31, 2021, respectively	(51,083)	(10,501)
Accumulated other comprehensive loss	(17,901)	(6,915)
Total Bristow Group Inc. stockholders’ equity	839,610	897,613
Noncontrolling interests	(611)	(542)
Total stockholders’ equity	838,999	897,071
Total liabilities and stockholders’ equity	$1,861,236	$1,992,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(11,501)	$43,412
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	46,959	45,675
Deferred income taxes	2,858	(1,345)
Loss from extinguishment of debt	124	615
Bad debt expense	309	—
Amortization of deferred financing fees	636	—
Discount amortization on long-term debt	3,963	7,957
Loss (gain) on disposal of assets	(661)	2,951
Loss on impairment	24,835	36,829
Loss on sale of subsidiaries	2,002	—
Gain on bargain purchase	—	(81,093)
Change in fair value of preferred stock derivative liability	—	(15,416)
Stock-based compensation	4,987	7,192
Equity in earnings from unconsolidated affiliates less than dividends received	553	2,935
Increase (decrease) in cash resulting from changes in:
Accounts receivable	17,801	21,556
Inventory, prepaid expenses and other assets	1,448	(8,075)
Accounts payable, accrued expenses and other liabilities	(21,119)	(28,202)
Net cash provided by operating activities	73,194	34,991
Cash flows from investing activities:
Capital expenditures	(17,306)	(7,372)
Proceeds from asset dispositions	13,809	52,140
Deposits on assets held for sale	—	3,437
Cash transferred in sale of subsidiaries, net of cash received	(851)	—
Increase in cash from Era merger	—	120,236
Net cash provided by (used in) investing activities	(4,348)	168,441
Cash flows from financing activities:
Debt issuance costs	(2,708)	—
Repayment of debt and debt redemption premiums	(12,479)	(85,369)
Purchase of treasury shares	(40,582)	(6,428)
Old Bristow share repurchases	—	(4,807)
Net cash used in financing activities	(55,769)	(96,604)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,676)	(1,756)
Net increase in cash, cash equivalents and restricted cash	8,401	105,072
Cash, cash equivalents and restricted cash at beginning of period	231,079	199,121
Cash, cash equivalents and restricted cash at end of period	$239,480	$304,193
Cash paid during the period for:
Interest	$16,369	$14,467
Income taxes	$8,539	$7,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

		Total Bristow Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interests	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
March 31, 2021	$1,572	$303	29,694,071	$687,715	$227,011	$(10,501)	$(6,915)	$(542)	$897,071
Share award amortization	—	—	48,851	2,326	—	—	—	—	2,326
Share repurchases	—	—	(936,567)	—	—	(25,199)	—	—	(25,199)
Currency translation adjustments	—	—	—	—	—	—	—	5	5
Net loss	—	—	—	—	(14,197)	—	—	(14)	(14,211)
Sale of noncontrolling interest	(1,572)	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	2,166	—	2,166
June 30, 2021	—	303	28,806,355	690,041	212,814	(35,700)	(4,749)	(551)	862,158
Share award amortization	—	—	60,367	2,661	—	—	—	—	2,661
Share repurchases	—	—	(564,502)	—	—	(15,383)	—	—	(15,383)
Currency translation adjustments	—	—	—	—	—	—	—	5	5
Net income (loss)	—	—	—	—	2,775	—	—	(65)	2,710
Other comprehensive loss	—	—	—	—	—	—	(13,152)	—	(13,152)
September 30, 2021	$—	$303	28,302,220	$692,702	$215,589	$(51,083)	$(17,901)	$(611)	$838,999

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
The condensed consolidated financial information for the three and six months ended September 30, 2021 and September 30, 2020 has been prepared by the Company in accordance with GAAP and pursuant to the rules and regulations of the SEC for interim financial information reporting on Quarterly Form 10-Q and Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from that which would appear in the annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on May 27, 2021.
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
Sale of Subsidiary — During the six months ended September 30, 2021, the Company sold its 75% interest in Hauser Investments Limited (“Hauser”), which owns 100% of Sicher Helicopters SAS (“Sicher”), a provider of helicopter services to Colombia’s oil and gas market. The sale resulted in a $2.0 million loss included in loss on sale of subsidiaries on the condensed consolidated statement of operations.
Investment in Unconsolidated Affiliates — The Company has a 25% economic interest in Petroleum Air Services (“PAS”), an Egyptian corporation that provides helicopter and fixed wing transportation to the offshore energy industry and other general aviation services in Egypt. During the six months ended September 30, 2021, upon evaluating its investment in PAS, the Company identified an indicator for impairment due to a decline in PAS’s performance. As a result, the Company performed a fair valuation of its investment in PAS using a market approach that relied on significant Level III inputs due to the nature of unobservable inputs that required significant judgment and assumptions. The market approach utilized two methods, each yielding similar valuation outcomes through the use of a multiple relevant to each method, derived from select guideline public companies, and an expected dividend rate or earnings of PAS. This resulted in a $16.0 million loss on impairment recorded during the six months ended September 30, 2021. As of September 30, 2021, the investment in PAS was $17.0 million and is included on the condensed consolidated balance sheets in investment in unconsolidated affiliates. PAS is a cost method investment.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following unaudited supplemental pro forma combined financial information presents the Company’s results of operations for the three months ended September 30, 2020, as though the Merger had occurred on November 1, 2019, the effective date of Old Bristow’s emergence from the Chapter 11 Cases. The unaudited pro forma financial information is as follows (in thousands)(1):

	Three Months Ended September 30,	Six Months Ended September 30,
	2020	2020
Total revenues	$304,640	$609,963
Net loss	$(34,333)	$(10,015)
Net loss attributable to Bristow Group Inc.	$(34,200)	$(9,828)
____________________
(1)As a result of the Merger, the Company was required to dispose of its investment in Líder which occurred in August 2020. The Company recorded an impairment in June 2020 of $18.7 million related to the future disposition of the investment. This impairment has been excluded from the pro forma combined Net income and Net income attributable to Bristow Group Inc. for the six months ended September 30, 2020, due to its nonrecurring nature.
Note 3 — PROPERTY AND EQUIPMENT
Property and Equipment Acquisitions
The Company made capital expenditures as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Number of aircraft delivered(1)	1	—	1	—
Capital expenditures:
Aircraft and equipment	$13,710	$4,291	$15,960	$7,048
Land and buildings	628	232	1,346	324
Total capital expenditures	$14,338	$4,523	$17,306	$7,372
___________________________
(1)Previously leased S92 heavy helicopter acquired during the three months ended September 30, 2021 pursuant to a contractual obligation in the lease.
Property and Equipment Dispositions
The following table presents details on the aircraft sold or disposed of (in thousands, except for number of aircraft):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Number of aircraft sold or disposed of	6	31	9	32
Proceeds from sale or disposal of assets	$3,188	$40,475	$13,809	$52,140
Deposits on assets held for sale	$—	$3,437	$—	$3,437
Gain (loss) on disposal of assets	$162	$(8,473)	$661	$(2,951)
Property, Equipment and Inventory Considerations
During the three and six months ended September 30, 2021, the Company recognized a $2.9 million and $8.8 million loss on impairment, respectively, in connection with H225 helicopter parts inventory and aircraft held for sale to reflect the aircraft at expected sales values. During the three and six months ended September 30, 2020, the Company recognized a $12.4 million loss on impairment related to certain equipment and inventory items in connection to the sale of aircraft.

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
The following table shows the total revenues (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenues from contracts with customers	$295,968	$294,245	588,566	553,653
Total other revenues	5,616	10,395	13,620	21,180
Total revenues	301,584	304,640	602,186	574,833
Beginning in fiscal year 2022, the revenues by line of service tables have been modified to more accurately reflect how management views the Company’s lines of service. These changes include the addition of a Government services line of service which includes revenues from U.K. SAR, the U.S. Bureau of Safety and Environmental Enforcement (“BSEE”), and other government contracts. In addition, our Other activities and services (“other” services) will now reflect revenues derived from leasing aircraft to non-governmental third party operators, oil and gas contracts that do not materially fit into one of the three major oil and gas operating regions and other services as they arise. As such, operating revenues from Asia Pacific oil and gas services are now shown under other services following the exit of that line of service in the Asia Pacific region. Prior period amounts will not match the previously reported amounts by individual lines of service. Management believes this change provides more relevant information needed to understand and analyze the Company’s current lines of service.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Revenues by Service Line. The following table sets forth the operating revenues earned by service line for the applicable periods (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Oil and gas services	$193,681	$204,790	383,465	396,385
Government services(1)	69,742	65,610	140,184	120,233
Fixed wing services	23,501	20,310	48,057	31,781
Other services(2)	3,196	5,012	6,765	8,831
Total operating revenues	$290,120	$295,722	$578,471	$557,230
____________________
(1)Includes revenues of approximately $8.6 million and $10.6 million related to government services that were previously included in the oil and gas and other service lines for the three and six months ended September 30, 2020, respectively.
(2)Includes Asia Pacific and certain Europe revenues of approximately $3.1 million and $6.6 million that were previously included in the oil and gas service line for the three and six months ended September 30, 2020, respectively.
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
As of September 30 and March 31, 2021, receivables related to services performed under contracts with customers were $171.8 million and $167.3 million, respectively. During the six months ended September 30, 2021, the Company recognized $8.9 million of revenues from outstanding contract liabilities. Contract liabilities related to services performed under contracts with customers were $12.6 million and $13.3 million as of September 30, 2021 and March 31, 2021, respectively. Contract liabilities are primarily generated by fixed wing services where customers pay for tickets in advance of receiving the Company’s services and advanced payments from helicopter services customers. There were no contract assets as of September 30 and March 31, 2021.
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

	Remaining Performance Obligations
	Six Months Ending March 31, 2022	Fiscal Year Ending March 31,				Total
		2023	2024	2025	2026 and thereafter
Outstanding Service Revenue:
Helicopter contracts	$215,454	$233,576	$187,586	$155,471	127,335	$919,422
Fixed wing contracts	589	—	—	—	—	589
Total remaining performance obligation revenue	$216,043	$233,576	$187,586	$155,471	$127,335	$920,011

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
Note 5 — DEBT
Debt as of September 30 and March 31, 2021, consisted of the following (in thousands):

	September 30, 2021	March 31, 2021
6.875% Senior Notes	$391,613	$391,550
Lombard Debt	139,968	146,006
Airnorth Debt	—	5,631
Humberside Debt	234	306
Total debt	531,815	543,493
Less short-term borrowings and current maturities of long-term debt	(13,180)	(15,965)
Total long-term debt	$518,635	$527,528
6.875% Senior Notes — In February 2021, the Company issued $400.0 million aggregate principal amount of its 6.875% senior secured notes due March 2028 (the “6.875% Senior Notes”) and received net proceeds of $395.0 million. The 6.875% Senior Notes are fully and unconditionally guaranteed as to payment by a number of subsidiaries. Interest on the 6.875% Senior Notes is payable semi-annually in arrears on March 1st and September 1st of each year, with the first payment on September 1, 2021. The 6.875% Senior Notes may be redeemed at any time and from time to time, with sufficient notice and at the applicable redemption prices set forth in the indenture governing the 6.875% Senior Notes, inclusive of any accrued and unpaid interest leading up to the redemption date. The indenture governing the 6.875% Senior Notes contains covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem the Company’s capital stock, prepay, redeem or repurchase certain debt, make loans and investments, sell assets, incur liens, enter into transactions with affiliates, enter into agreements restricting its subsidiaries’ ability to pay dividends, and consolidate, merge or sell all or substantially all of its assets. In addition, upon a specified change of control trigger event or specified asset sale, the Company may be required to repurchase the outstanding balance of the 6.875% Senior Notes. As of September 30, 2021, the Company had $8.4 million of unamortized debt issuance costs associated with the 6.875% Senior Notes.
Lombard Debt — During the three and six months ended September 30, 2021, the Company made $3.3 million and $6.6 million, respectively, in principal payments on the Lombard debt.
Airnorth Debt — During the three and six months ended September 30, 2021, the Company made $0.5 million and $1.1 million, respectively, in principal payments on the Airnorth debt. In August 2021, the Company made a $4.6 million payment to extinguish the debt, resulting in a loss of $0.1 million.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
ABL Facility — The Company’s asset-backed revolving credit facility (as amended or modified, the “ABL Facility”) matures in April 2023, subject to certain early maturity triggers related to maturity of other material debt or a change of control of the Company. Amounts borrowed under the ABL Facility are (i) secured by certain accounts receivable owing to the borrower subsidiaries, Bristow Helicopters Limited, Bristow Norway AS, Bristow U.S. LLC and Era Helicopters, LLC (collectively, the “ABL Borrowers”), and the deposit accounts into which payments on such accounts receivable are deposited, and (ii) fully and unconditionally guaranteed as to payment by the Company, as parent guarantor, and each of the ABL Borrowers. The ABL Facility currently provides for commitments in an aggregate amount of $85.0 million. The Company retains the ability under the ABL Facility to increase the total commitments up to a maximum aggregate amount of $115.0 million, subject to the terms and conditions therein.
As of September 30, 2021, there were no outstanding borrowings under the ABL Facility nor had the Company made any draws during the three months ended September 30, 2021. Letters of credit issued under the ABL Facility in the aggregate face amount of $21.6 million were outstanding on September 30, 2021.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The carrying and fair values of the Company’s debt are as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2021
LIABILITIES
6.875% Senior Notes(1)	$391,613	$—	$422,648	$—
Lombard Debt	139,968	—	148,226	—
Humberside Debt	234	—	234	—
	$531,815	$—	$571,108	$—
March 31, 2021
LIABILITIES
6.875% Senior Notes(1)	$391,550	$—	$398,870	$—
Lombard Debt	146,006	—	155,270	—
Airnorth Debt	5,631	—	5,656	—
Humberside Debt	306	—	306	—
	$543,493	$—	$560,102	$—
_________________
(1)The carrying value of the 6.875% Senior Notes is net of unamortized debt issuance costs of $8.4 million.
The carrying values are net of unamortized discounts as follows (in thousands):

	September 30, 2021	March 31, 2021
Lombard Debt	$17,195	$21,495
Airnorth Debt	—	154
Total unamortized debt discount	$17,195	$21,649
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
Changes in the fair value of the New Preferred Stock derivative liability, carried at fair value, were reported as change in fair value of the preferred stock derivative liability in the condensed consolidated statements of operations. During the six months ended September 30, 2020, the Company recognized non-cash gain of approximately $15.4 million due to an increase in the preferred stock derivative liability related to the embedded derivative in the New Preferred Stock.
The following table provides a rollforward of the preferred stock embedded derivative Level 3 fair value measurements for the six months ended September 30, 2020:

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
Note 7 — COMMITMENTS AND CONTINGENCIES
Fleet — The Company’s unfunded capital commitments as of September 30, 2021 consisted primarily of agreements to purchase helicopters and totaled $85.4 million, payable beginning in fiscal year 2022. The Company also had $1.3 million of deposits paid on options not yet exercised. All of the Company’s capital commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability other than aggregate liquidated damages of approximately $2.1 million.
Included in these commitments are orders to purchase three AW189 heavy helicopters and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered in fiscal year 2023 through 2025. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company had outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery in fiscal years 2024 through 2026. The Company may, from time to time, purchase aircraft for which it has no orders.
General Litigation and Disputes
In July 2021, the Company settled a bankruptcy preference claim related to amounts paid under a termination agreement between Old Bristow and Columbia Helicopters, Inc. The settlement was considered a gain contingency and resulted in a $9.0 million cash receipt.
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
Note 8 — TAXES
The Company’s effective tax rate was 84.2% and (44.2)% during the three months ended September 30, 2021 and September 30, 2020, respectively, and (518.7)% and 10.9% during the six months ended September 30, 2021 and September 30, 2020, respectively. The effective tax rate in the six months ended September 30, 2021 includes the impact of impairment losses, utilization of net operating losses in certain foreign jurisdictions and adjustment to the Company’s valuation allowances against future realization of deductible business interest expense. The Company’s provision for income taxes for the interim period ended September 30, 2021 was prepared by applying the estimated annual income tax rate for the full fiscal year to income from continuing operations, excluding discrete items, for the reporting period. For the three months ended September 30, 2020, the Company utilized the discrete effective tax rate method to report its provision for income taxes.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The relationship between the Company’s provision for or benefit from income taxes and the Company’s pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, including asset sales, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) the Company’s geographical blend of pre-tax book income. Consequently, the Company’s income tax expense or benefit does not change proportionally with the Company’s pre-tax book income or loss. Significant decreases in the Company’s pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. The change in the Company’s effective tax rate excluding discrete items for the three and six months ended September 30, 2021 compared to the three and six months ended September 30, 2020 primarily related to changes in the blend of earnings taxed in relatively high taxed jurisdictions versus low taxed jurisdictions. Additionally, the Company increased its valuation allowances by $2.9 million and $2.3 million for the six months ended September 30, 2021 and 2020, respectively.
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
During the three months ended September 30, 2021, the Company repurchased 547,596 shares of common stock in open market transactions for gross consideration of $14.9 million, at an average cost per share of $27.24. During the six months ended September 30, 2021, the Company repurchased 1,480,804 shares of common stock for gross consideration of $40.0 million, which is an average cost per share of $27.02. After these repurchases, $25.0 million remained available of the authorized $75.0 million share repurchase program.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Income (loss):
Net income (loss) attributable to Bristow Group Inc.	$2,775	$(27,861)	$(11,422)	$43,616
Less: PIK dividends (1)	—	—	—	(12,039)
Plus: Deemed contribution from conversion of preferred stock	—	—	—	144,986
Income (loss) available to common stockholders – basic	$2,775	$(27,861)	$(11,422)	$176,563
Add: PIK dividends	—	—	—	12,039
Less: Changes in fair value of preferred stock derivative liability	—	—	—	(15,416)
Income (loss) available to common stockholders – diluted	$2,775	$(27,861)	$(11,422)	$173,186
Shares:
Weighted average number of common shares outstanding – basic	28,233,527	29,357,959	28,844,633	20,230,285
Net effect of dilutive preferred stock	—	—	—	13,801,372
Effect of dilutive stock options and restricted stock	451,133	—	—	—
Weighted average number of common shares outstanding – diluted(2)	28,684,660	29,357,959	28,844,633	34,031,657

Earnings (losses) per common share - basic	$0.10	$(0.95)	$(0.40)	$8.73
Earnings (losses) per common share - diluted	$0.10	$(0.95)	$(0.40)	$5.09
___________________________
(1)See Note 6 and discussion below for further details on PIK dividends and changes in fair value of preferred stock derivative liability.
(2)Excludes weighted average common shares of 1,143,686 and 1,280,592 for the three months ended September 30, 2021 and 2020, respectively, and 1,656,651 and 1,267,315 for the six months ended September 30, 2021 and 2020, for certain share awards as the effect of their inclusion would have been antidilutive.
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
Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in balances for accumulated other comprehensive income (loss) (in thousands):

	Currency Translation Adjustments	Pension Liability Adjustments (1)	Unrealized gain (loss) on cash flow hedges (2)	Total
Balance as of March 31, 2021	$32,646	$(37,965)	$(1,596)	$(6,915)

Other comprehensive income (loss) before reclassification	(13,537)	—	2,551	(10,986)
Net current period other comprehensive income (loss)	(13,537)	—	2,551	(10,986)
Foreign exchange rate impact	(873)	873	—	—
Balance as of September 30, 2021	$18,236	$(37,092)	$955	$(17,901)
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
The following tables show region information reconciled to consolidated totals, and prepared on the same basis as the Company’s condensed consolidated financial statements (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Region revenue from external customers:
Europe	$167,099	$164,920	$341,413	$331,913
Africa	18,601	23,056	35,874	54,778
Americas	95,427	95,361	181,765	154,475
Asia Pacific	20,100	21,112	42,181	33,370
Corporate and other	357	191	953	297
Total region revenue (1)	$301,584	$304,640	$602,186	$574,833
_________________________________________________
(1) The above table represents disaggregated revenue from contracts with customers except for the following (in thousands):

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenues not from contracts with customers:
Europe	$1,162	$348	$1,539	$690
Americas(1)	4,368	9,964	11,907	20,333
Asia Pacific	86	83	174	157
Total region revenue	$5,616	$10,395	$13,620	$21,180
_________________________________________________
(1) Includes revenues of approximately $0.9 million and $2.3 million from our unconsolidated affiliate in Canada, Cougar Helicopters Inc. (“Cougar”), previously included in Corporate and other for the three and six months ended September 30, 2020, respectively.

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Earnings (losses) from unconsolidated affiliates, net – equity method investments:
Americas	964	1,948	(553)	(30)
Total losses from unconsolidated affiliates, net – equity method investments	$964	$1,948	$(553)	$(30)

Consolidated operating income (loss):
Europe	$13,484	$19,614	$36,516	$46,926
Africa	(3,493)	(13,790)	(14,972)	(8,941)
Americas	21,723	16,188	33,955	3,186
Asia Pacific	(1,539)	4,535	(1,757)	3,007
Corporate and other	(17,862)	(40,729)	(54,159)	(77,761)
Gain on disposal of assets	162	(8,473)	661	(2,951)
Total consolidated operating loss	$12,475	$(22,655)	$244	$(36,534)

Depreciation and amortization:
Europe	$8,225	$8,080	$18,169	$16,292
Africa	1,300	1,284	3,976	2,601
Americas	3,748	5,098	9,500	8,053
Asia Pacific	1,881	2,048	3,829	4,054
Corporate and other	2,490	2,027	5,365	3,893
Total depreciation and amortization	$17,644	$18,537	$40,839	$34,893

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	September 30, 2021	March 31, 2021
Identifiable assets:
Europe	$966,733	$1,026,042
Africa	136,674	179,445
Americas	544,706	579,169
Asia Pacific	55,387	102,169
Corporate and other	157,737	105,445
Total identifiable assets	$1,861,236	$1,992,270

Investments in unconsolidated affiliates – equity method:
Europe	$26	$679
Americas	3,120	3,851
Total investments in unconsolidated affiliates – equity method	$3,146	$4,530

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on May 27, 2021. In the discussion that follows, the terms “Current Quarter” and “Prior Year Quarter” refer to the three months ended September 30, 2021 and 2020, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2022, is referred to as “fiscal year 2022.”
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
You should consider the following key factors when evaluating these forward-looking statements:
•public health crises, such as pandemics (COVID-19) and epidemics, and any related government policies and actions;
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
•global and regional changes in the demand, supply, prices or other market conditions affecting oil and gas, including changes resulting from a public health crisis or from the imposition or lifting of crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries (OPEC) and other producing countries;
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
•potential effects of increased competition and the introduction of energy efficient alternative modes of transportation and solutions;
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
•the possibility that reductions in spending on aviation services by governmental agencies could lead to modifications of our search and rescue (“SAR”) contract terms with the UK government, our contracts with the Bureau of Safety and Environmental Enforcement ("BSEE") or delays in receiving payments under such contracts; and
•our reliance on a limited number of helicopter manufacturers and suppliers capabilities.
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

Executive Overview
Bristow Group Inc. is the leading global provider of innovative and sustainable vertical flight solutions. We primarily provide aviation services to a broad base of major integrated, national and independent energy companies. We also provide commercial search and rescue (“SAR”) services in multiple countries and public sector SAR services in the United Kingdom (“U.K.”) on behalf of the Maritime & Coastguard Agency (“MCA”). Additionally, we offer fixed wing transportation and other aviation related solutions. Our oil and gas customers charter our helicopters primarily to transport personnel to, from and between onshore bases and offshore production platforms, drilling rigs and other installations.
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
Certain of our operations are subject to seasonal factors. For example, operations in the U.S. Gulf of Mexico are often at their highest levels from April to September, as daylight hours increase, and are at their lowest levels from December to February, as daylight hours decrease. See “Markets, Segment and Seasonality” in Item 1 of our Annual Report on Form 10-K for further discussion on seasonality.
COVID-19
The COVID-19 pandemic has resulted in a global crisis beginning in 2020, with many countries placing restrictions on national and international travel and instituting other measures, including, among other things, reducing or eliminating public gatherings by placing limits on such events, shuttering non-essential stores and services, encouraging voluntary quarantines and imposing involuntary quarantines, in an effort to reduce and slow the spread of COVID-19. The COVID-19 pandemic has had a significant influence on economic activity and global supply chains and likely will continue to have a significant impact on the global economy in the near-to-medium-term, which in turn can cause volatility in global markets, generally, and in oil and natural gas prices, more specifically. While demand and oil and natural gas prices have largely recovered, demand is still not back to pre-pandemic levels. There continues to be uncertainty and unpredictability around the extent to which COVID-19 may adversely affect demand for our services. The speed and extent of this recovery will be influenced by whether and at what pace the COVID-19 restrictions that have reduced economic activity and depressed demand globally are eased.
During the first quarter of fiscal year 2021, the availability of vaccines around the world improved and business activity increased. Nevertheless, some countries face a resurgence of the virus and its variants that could impact logistics and materials movement and pose a risk to our business. We continue to take precautionary measures to reduce the risk of exposure to and spread of the COVID-19 virus in our operations through screening, testing and, when appropriate, quarantining personnel upon arrival to our facilities.
Lines of Service
Beginning in fiscal year 2022, the revenues by line of service tables have been modified to more accurately reflect how management views the Company’s lines of service. These changes include the addition of a government services line of service which includes revenues from U.K. SAR, BSEE, and other government contracts. In addition, our other activities and services (“other” services) will now reflect revenues derived from leasing aircraft to non-governmental third party operators, oil and gas contracts that do not materially fit into one of the three major oil and gas operating regions and other services as they arise. As such, operating revenues from Asia Pacific oil and gas services are now shown under other services following the exit of that line of service in the Asia Pacific region. Prior period amounts will not match the previously reported amounts by individual lines of service. Management believes this change provides more relevant information needed to understand and analyze the Company’s current lines of service.

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
Other Activities and Services. In order to diversify sources of our earnings and cash flow, we deploy a number of helicopters in support of other industries and activities, one of which includes entering into lease arrangements for our helicopters with operators primarily located in international markets such as Chile, Colombia, India, Mexico and Spain. The helicopters are contracted to non-governmental local helicopter operators, which often prefer to lease helicopters rather than purchase them. Leasing affords us the opportunity to access new markets without significant infrastructure investment and generally without ongoing operating risk, as well as countries where we are not eligible to own and control our own operating certificate. Revenues derived from oil and gas services outside of our three major operating regions and other aviation services not included in the three lines of service noted above are also reflected here.

Fleet Information
As of September 30, 2021, the aircraft in our fleet were as follows:

	Number of Aircraft
	Operating Aircraft
Type	Owned Aircraft	Leased Aircraft	Aircraft Held For Sale	Total Aircraft	Maximum Passenger Capacity	Average Age (years)(1)
Heavy Helicopters:
S-92	36	23	—	59	19	12
S-92 U.K. SAR	3	7	—	10	19	7
H225	—	—	2	2	19	11
AW189	6	1	—	7	16	6
AW189 U.K. SAR	11	—	—	11	16	5
	56	31	2	89
Medium Helicopters:
AW139	52	6	—	58	12	10
S-76 C+/C++	17	—	—	17	12	14
S-76D	8	—	—	8	12	7
B212	2	—	—	2	12	40
	79	6	—	85
Light—Twin Engine Helicopters:
AW109	4	—	—	4	7	14
EC135	10	—	—	10	6	13
	14	—	—	14
Light—Single Engine Helicopters:
AS350	17	—	—	17	4	24
AW119	13	—	—	13	7	15
	30	—	—	30

Total Helicopters	179	37	2	218		13
Fixed wing	7	7	—	14
UAV	—	2	—	2
Total Fleet	186	46	2	234
______________________
(1)Reflects the average age of helicopters that are owned.

The chart below presents the number of aircraft in our fleet and their distribution among the regions as of September 30, 2021, the number of helicopters we had on order as of September 30, 2021, and the percentage of operating revenue each of our regions provided during the Current Quarter.

	Percentage of Current Quarter Operating Revenue	Helicopters				UAV	Fixed Wing
		Heavy	Medium	Light Twin	Light Single			Total (1)
Europe	55%	61	12	—	4	2	—	79
Americas	32%	22	57	14	26	—	—	119
Asia Pacific	7%	—	2	—	—	—	11	13
Africa	6%	6	14	—	—	—	3	23
Total	100%	89	85	14	30	2	14	234
Aircraft not currently in fleet:
On order		3	—	5	—	—	—	8
_____________
(1)Includes 46 leased aircraft as follows:

	Helicopters				UAV	Fixed Wing
	Heavy	Medium	Light Twin	Light Single			Total
Europe	25	1	—	—	2	—	28
Americas	4	2	—	—	—	—	6
Asia Pacific	—	2	—	—	—	5	7
Africa	2	1	—	—	—	2	5
Total	31	6	—	—	2	7	46

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
The following table presents our operating results and other statement of operations information for the three months ended September 30, 2021 and the three months ended June 30, 2021 (in thousands, except percentages):

	Three Months Ended		Favorable (Unfavorable)
	September 30, 2021	June 30, 2021
Revenues:
Operating revenues	$290,120	$288,351	$1,769	0.6%
Reimbursable revenues	11,464	12,251	(787)	(6.4)%
Total revenues	301,584	300,602	982	0.3%

Costs and expenses:
Operating expenses
Personnel	77,310	74,969	(2,341)	(3.1)%
Repairs and maintenance	62,659	60,465	(2,194)	(3.6)%
Insurance	7,501	5,367	(2,134)	(39.8)%
Fuel	17,082	16,665	(417)	(2.5)%
Leased-in equipment	26,198	26,852	654	2.4%
Other	28,018	30,185	2,167	7.2%
Total operating expenses	218,768	214,503	(4,265)	(2.0)%
Reimbursable expenses	11,188	12,114	926	7.6%
General and administrative	38,970	37,483	(1,487)	(4.0)%
Merger-related costs	647	1,735	1,088	62.7%
Restructuring costs	117	851	734	86.3%
Depreciation and amortization	17,644	23,195	5,551	23.9%
Total costs and expenses	287,334	289,881	2,547	0.9%

Loss on impairment	(2,901)	(21,934)	19,033	nm
Gain on disposal of assets	162	499	(337)	(67.5)%
Earnings (losses) from unconsolidated affiliates, net	964	(1,517)	2,481	nm
Operating income (loss)	12,475	(12,231)	24,706	nm

Interest income	42	66	(24)	(36.4)%
Interest expense	(10,426)	(10,624)	198	1.9%
Loss on extinguishment of debt	(124)	—	(124)	nm
Reorganization items, net	(103)	(446)	343	76.9%
Loss on sale of subsidiaries	—	(2,002)	2,002	nm
Other, net	15,330	6,184	9,146	nm
Total other income (expense), net	4,719	(6,822)	11,541	nm
Income (loss) before benefit for income taxes	17,194	(19,053)	36,247	nm
Income tax benefit (expense)	(14,484)	4,842	(19,326)	nm
Net income (loss)	2,710	(14,211)	16,921	nm
Net loss attributable to noncontrolling interests	65	14	51	nm
Net income (loss) attributable to Bristow Group Inc.	$2,775	$(14,197)	$16,972	nm

Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the applicable periods (in thousands):

	Three Months Ended		Favorable (Unfavorable)
	September 30, 2021	June 30, 2021
Oil and gas services:
Europe	$93,420	$99,901	$(6,481)	(6.5)%
Americas	84,207	75,192	9,015	12.0%
Africa	16,054	14,692	1,362	9.3%
Total oil and gas services	193,681	189,785	3,896	2.1%
Government services	69,742	70,443	(701)	(1.0)%
Fixed wing services	23,501	24,556	(1,055)	(4.3)%
Other services	3,196	3,567	(371)	(10.4)%
	$290,120	$288,351	$1,769	0.6%
Operating Revenues. Operating revenues were $1.8 million higher in the three months ended September 30, 2021 (the “Current Quarter”) compared to the three months ended June 30, 2021 (the “Preceding Quarter”).

Operating revenues from oil and gas services were $3.9 million higher in the Current Quarter.
Operating revenues from oil and gas services in the Americas were $9.0 million higher in the Current Quarter primarily due to higher utilization, partially offset by lower cash receipts from Cougar Helicopters Inc. (“Cougar”).

Operating revenues from oil and gas services in Africa were $1.4 million higher primarily due to increased utilization.

Operating revenues from oil and gas services in the Europe region were $6.5 million lower in the Current Quarter primarily due to the end of customer contracts and the weakening of the Norwegian krone relative to the U.S. dollar.

Operating revenues from government services were $0.7 million lower in the Current Quarter primarily due to the weakening of the British pound sterling relative to the U.S. dollar.

Operating revenues from fixed wing services were $1.1 million lower in the Current Quarter primarily due to the weakening of the Australian dollar relative to the U.S. dollar.

Operating revenues from other services were $0.4 million lower in the Current Quarter.
Operating Expenses. Operating expenses were $4.3 million higher in the Current Quarter. Personnel costs were $2.3 million higher primarily due to increased costs related to the timing of vacation accruals and labor union-related payments in Norway. Repairs and maintenance costs were $2.2 million higher primarily due to the timing of repairs. Insurance costs were $2.1 million higher primarily due to insurance deductibles related to Hurricane Ida. Fuel costs were $0.4 million higher due to increased flight hours and fuel prices. These increases were partially offset by lower other operating costs of $2.8 million in the Current Quarter primarily due to lower costs in fixed wing services and lower freight costs.
General and Administrative. General and administrative expenses were $1.5 million higher in the Current Quarter primarily due to insurance costs and increased professional services fees.

Merger-related costs. Merger-related costs, which primarily consist of professional services fees and severance costs, were $0.6 million in the Current Quarter compared to $1.7 million in the Preceding Quarter.
Restructuring costs. Restructuring costs, which primarily consist of severance costs, were $0.1 million in the Current Quarter compared to $0.9 million in the Preceding Quarter.

Depreciation and Amortization expenses. Depreciation and amortization expenses were $5.6 million lower in the Current Quarter primarily due to the addition of existing assets to the depreciation and amortization calculation in the Preceding Quarter.

Loss on Impairment. During the Current Quarter, the Company recognized a $2.9 million loss on the impairment of H225 helicopter parts inventory. In the Preceding Quarter, the Company recognized a loss on impairment of $21.9 million, consisting of $16.0 million related to Petroleum Air Services (“PAS”), an unconsolidated affiliate in Egypt, and $5.9 million in connection with certain helicopters held for sale to reflect the helicopters at expected sales values.

Gain (Loss) on Disposal of Assets. During the Current Quarter, the Company sold four S-76C++ medium helicopters and two AW109 light-twin helicopters, resulting in a net gain of $0.2 million. In the Preceding Quarter, the Company sold two S-76D medium helicopters, one B212 medium helicopter and other equipment, resulting in gains of $0.5 million.

Earnings (losses) from Unconsolidated Affiliates. During the Current Quarter, the Company recognized earnings of $1.0 million from unconsolidated affiliates compared to losses of $1.5 million in the Preceding Quarter.
Operating Income (Loss). Operating income as a percentage of operating revenues was 4.3% in the Current Quarter compared to operating loss as a percentage of operating revenues of (4.2)% in the Preceding Quarter. Operating loss in the Preceding Quarter was primarily due to losses on impairment and higher depreciation expense.
Loss on Sale of Subsidiary. During the Preceding Quarter, the Company recognized a $2.0 million loss on the sale of its subsidiary in Colombia.
Other Income (Expense), net. Other income, net of $15.3 million in the Current Quarter primarily related to a bankruptcy-related legal settlement of $9.0 million, government grants to fixed wing services of $2.7 million, net foreign exchange gains of $2.2 million, insurance proceeds of $0.6 million, and a favorable interest adjustment to the Company’s pension liability of $0.6 million. Other income, net of $6.2 million in the Preceding Quarter primarily related to insurance proceeds of $3.7 million, government grants to fixed wing services of $2.7 million and a favorable interest adjustment to the Company’s pension liability of $0.7 million, partially offset by a contingency reserve of $0.6 million and net foreign exchange losses of $0.4 million.

	Current Quarter	Preceding Quarter	Favorable (Unfavorable)
Foreign currency gains (losses)	$2,243	$(386)	$2,629
Pension-related costs	634	665	(31)
Other	12,453	5,905	6,548
Other income (expense), net	$15,330	$6,184	$9,146
Income Tax Benefit (Expense). Income tax expense was $14.5 million in the Current Quarter compared to a benefit of $4.8 million in the Preceding Quarter. The income tax expense in the Current Quarter was primarily due to changes in the blend of earnings, the tax impact of valuation allowances on the Company’s net operating losses, deductible business interest expense and the tax impact of the bankruptcy-related legal settlement.

The following table presents our operating results and other statement of operations information for the six months ended September 30, 2021 and 2020 (in thousands, except percentages):

	Six Months Ended September 30,		Favorable (Unfavorable)
	2021	2020
Revenues:
Operating revenues	$578,471	$557,230	$21,241	3.8%
Reimbursable revenues	23,715	17,603	6,112	34.7%
Total revenues	602,186	574,833	27,353	4.8%

Costs and expenses:
Operating expenses
Personnel	152,279	151,096	(1,183)	(0.8)%
Repairs and maintenance	123,124	108,237	(14,887)	(13.8)%
Insurance	12,868	11,064	(1,804)	(16.3)%
Fuel	33,747	19,720	(14,027)	(71.1)%
Leased-in equipment	53,050	60,580	7,530	12.4%
Other	58,203	55,140	(3,063)	(5.6)%
Total operating expenses	433,271	405,837	(27,434)	(6.8)%
Reimbursable expenses	23,302	17,567	(5,735)	(32.6)%
General and administrative	76,453	75,007	(1,446)	(1.9)%
Merger-related costs	2,382	21,917	19,535	89.1%
Restructuring costs	968	16,336	15,368	94.1%
Depreciation and amortization	40,839	34,893	(5,946)	(17.0)%
Total costs and expenses	577,215	571,557	(5,658)	(1.0)%

Loss on impairment	(24,835)	(36,829)	11,994	32.6%
Gain (loss) on disposal of assets	661	(2,951)	3,612	nm
Losses from unconsolidated affiliates, net	(553)	(30)	(523)	nm
Operating income (loss)	244	(36,534)	36,778	nm

Interest income	108	696	(588)	nm
Interest expense	(21,050)	(25,949)	4,899	18.9%
Loss on extinguishment of debt	(124)	(615)	491	nm
Reorganization items, net	(549)	—	(549)	nm
Loss on sale of subsidiaries	(2,002)	—	(2,002)	nm
Change in fair value of preferred stock derivative liability	—	15,416	(15,416)	nm
Bargain purchase gain	—	81,093	(81,093)	nm
Other, net	21,514	14,593	6,921	47.4%
Total other income (expense), net	(2,103)	85,234	(87,337)	nm
Income before benefit (provision) for income taxes	(1,859)	48,700	(50,559)	nm
Income tax expense	(9,642)	(5,288)	(4,354)	(82.3)%
Net income (loss)	(11,501)	43,412	(54,913)	nm
Net loss attributable to noncontrolling interests	79	204	(125)	(61.3)%
Net income (loss) attributable to Bristow Group Inc.	$(11,422)	$43,616	$(55,038)	nm

Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the applicable periods (in thousands):

	Six Months Ended September 30,		Favorable (Unfavorable)
	2021	2020
Oil and gas services:
Europe	$193,320	$203,383	$(10,063)	(4.9)%
Americas	159,399	141,749	17,650	12.5%
Africa	30,746	51,253	(20,507)	(40.0)%
Total oil and gas services	383,465	396,385	(12,920)	(3.3)%
Government services(1)	140,184	120,233	19,951	16.6%
Fixed wing services	48,057	31,781	16,276	51.2%
Other services(2)	6,765	8,831	(2,066)	(23.4)%
	$578,471	$557,230	$21,241	3.8%
_________________________
(1)Includes revenues of approximately $10.6 million related to government services that were previously included in the oil and gas and other service lines for the six months ended September 30, 2020.
(2)Includes Asia Pacific and certain Europe revenues of approximately $6.6 million that were previously included in the oil and gas service line for the six months ended September 30, 2020.
Current Six Months compared to Prior Year Six Months
Operating Revenues. Operating revenues were $21.2 million higher in the six months ended September 30, 2021 (the “Current Period”) compared to the six months ended September 30, 2020 (the “Prior Year Period”).
Operating revenues from oil and gas services were $12.9 million lower in the Current Period.
Operating revenues from oil and gas services in Africa were $20.5 million lower primarily due to the end of customer contracts and lower utilization.

Operating revenues from oil and gas services in the Europe region were $10.1 million lower in the Current Period. Revenues in the U.K. decreased $16.5 million primarily due to the end of customer contracts, partially offset by the strengthening of the British pound sterling relative to the U.S. dollar. Revenues in Norway increased $6.4 million primarily due to the strengthening of the Norwegian krone relative to the U.S. dollar.

Operating revenues from oil and gas services in the Americas were $17.7 million higher in the Current Period primarily due to the benefit of the Merger and higher utilization, partially offset by lower revenues from Cougar.

Operating revenues from government services were $20.0 million higher in the Current Period primarily due to the benefit of the Merger, the strengthening of the British pound sterling relative to the U.S. dollar and an increase in flight hours.

Operating revenues from fixed wing services were $16.3 million higher in the Current Period primarily due to higher utilization.

Operating revenues from other services were $2.1 million lower primarily due to the end of oil and gas services in Australia, partially offset by the benefit of the Merger.

Operating Expenses. Operating expenses were $27.4 million higher in the Current Period. Repairs and maintenance costs were $14.9 million higher primarily due to the impact of the Merger, higher flight hours and the timing of repairs. Fuel expense was $14.0 million higher primarily due to increased flight hours and a higher average fuel price. Other operating costs were $3.1 million higher primarily due to increased activity and the impact of Merger. Insurance costs were $1.8 million higher primarily due to insurance deductibles related to Hurricane Ida. Personnel costs were $1.2 million higher primarily due to the absence of certain government grants to fixed wing services, partially offset by a reduction in headcount. These increases were partially offset by lower lease costs of $7.5 million primarily due to aircraft lease returns since the Prior Year Period.

General and Administrative. General and administrative expenses were $1.4 million higher in the Current Period primarily due to the absence of certain government grants to fixed wing services and higher insurance costs.

Merger-related costs. Merger-related costs, which primarily consist of professional services fees and severance costs, were $2.4 million in the Current Period compared to $21.9 million in the Prior Year Period.

Restructuring costs. Restructuring costs were $1.0 million in the Current Period compared to $16.3 million in the Prior Year Period.

Depreciation and Amortization. Depreciation and amortization expenses were $5.9 million higher primarily due to the addition of existing assets to the depreciation and amortization calculation in the Current Period.

Loss on Impairment. During the Current Period, the Company recognized losses on impairment of $24.8 million, consisting of $16.0 million related to PAS, $5.9 million in connection with certain helicopters held for sale to reflect the helicopters at expected sales values, and a $2.9 million loss on the impairment of H225 helicopter parts inventory. During the Prior Year Period, the Company recognized a loss on the impairment of its investment in Líder of $18.7 million, a loss on impairment of $12.4 million related to the write down of inventory that was sold with helicopters, a loss on impairment of $5.2 million related to helicopters that were transferred to held for sale assets and a separate inventory impairment of $0.5 million.

Gain (loss) on Disposal of Assets. During the Current Period, the Company sold two S-76D medium helicopters, four S-76C++ medium helicopters, one B212 medium helicopter, two AW109 light-twin helicopters and other equipment, resulting in a net gain of $0.7 million. During the Prior Year Period, the Company sold eleven H225 heavy helicopters, nine S-76C++ medium helicopters and twelve B407 single engine helicopters and other equipment, resulting in losses of $3.0 million.

Losses from Unconsolidated Affiliates, net. During the Current Period, the Company recognized losses of $0.6 million from its equity method investments compared to losses of less than $0.1 million in the Prior Year Period.

Operating Income (Loss). Operating income as a percentage of operating revenues was less than 0.1% in the Current Period compared to operating loss as a percentage of operating revenues of (6.6)% in the Prior Year Period. Operating loss in the Prior Year Period was primarily due to losses on impairment, merger-related costs, restructuring costs, and the loss on disposal of assets.

Interest Expense. Interest expense was $4.9 million lower in the Current Period primarily due to lower debt balances.

Loss on sale of Subsidiaries. During the Current Period, the Company recognized a loss of $2.0 million on the sale of its subsidiary in Colombia.

Change in Fair Value of Preferred Stock Derivative. During the Prior Year Period, Old Bristow recognized a $15.4 million gain on the change in fair value of preferred stock derivative liability.

Gain on Bargain Purchase. During the Prior Year Period, the Company recognized a bargain purchase gain of $81.1 million related to the Merger.

Other Income (Expense), net. Other income, net was $21.5 million in the Current Period compared to $14.6 million in the Prior Year Period. Other income in the Current Period primarily related to a bankruptcy-related legal settlement of $9.0 million, government grants to fixed wing services of $5.4 million, insurance proceeds of $4.4 million, net foreign exchange gains of $1.9 million, and a favorable interest adjustment to the Company’s pension liability of $1.3 million, partially offset by an additional reserve of $0.6 million related to a legal case that was settled in the Current Period. Other income, net in the Prior Year Period was primarily due to net foreign exchange gains of $8.3 million, government grants to fixed wing services of $4.2 million, and a favorable interest adjustment to the Company’s pension liability of $1.8 million.

	Six Months Ended September 30,		Favorable (Unfavorable)
	2021	2020

Foreign currency gains	$1,859	$8,309	$(6,450)
Pension-related costs	1,298	1,799	(501)
Other	18,357	4,486	13,871
Other income (expense), net	$21,514	$14,594	$6,920
Income Tax Benefit (Expense). Income tax expense was $9.6 million in the Current Period compared to $5.3 million in the Prior Year Period. The income tax expense in the Current Quarter was primarily due to changes in the blend of earnings, the tax impact of valuation allowances on the Company’s net operating losses, deductible business interest expense and the tax impact of the bankruptcy-related legal settlement.
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
Summary of Cash Flows

	Six Months Ended September 30,
	2021	2020
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$73,194	$34,991
Investing activities	(4,348)	168,441
Financing activities	(55,769)	(96,604)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,676)	(1,756)
Net increase in cash, cash equivalents and restricted cash	$8,401	$105,072
Operating Activities
Cash flows provided by operating activities were $73.2 million during the six months ended September 30, 2021 (“Current Year”) compared to $35.0 million during the six months ended September 30, 2020 (“Prior Year”). Operating income before depreciation, impairment charges and losses on asset dispositions, net was $27.6 million higher in the Current Year compared to the Prior Year primarily due to lower Merger-related and restructuring costs.
During the Current Year, changes in working capital used cash flows of $1.9 million primarily due to a decrease in payables and other accrued liabilities. During the Prior Year, changes in working capital used cash flows of $14.7 million primarily due to an increase in inventory and other assets.
Cash paid for interest expense and income taxes was $16.4 million and $8.5 million, respectively, in the Current Year compared to $14.5 million and $7.7 million, respectively, in the Prior Year.

Investing Activities
During the Current Year, net cash used in investing activities was $4.3 million primarily as follows:
•Capital expenditures of $17.3 million, and
•Cash transferred in the sale of a subsidiary of $0.9 million, partially offset by
•Proceeds of $13.8 million from the sale or disposal of aircraft and other equipment.
During the Prior Year, net cash provided by investing activities was $168.4 million primarily as follows:
•Increase in cash from the Merger of $120.2 million,
•Proceeds of $52.1 million from the sale or disposal of aircraft and other equipment, and
•Non-refundable deposits on assets held for sale of $3.4 million, partially offset by
•Capital expenditures of $7.4 million.
Financing Activities
During the Current Year, net cash used in financing activities was $55.8 million primarily as follows:
•Share repurchases of $40.6 million,
•Net repayments of debt and redemption premiums of $12.5 million, and
•Payment on debt issuance costs of $2.7 million.
During the Prior Year, net cash used in financing activities was $96.6 million primarily as follows:
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
Our availability of long-term liquidity is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, debt service, capital expenditures and a reasonable return on investment. While demand and oil and natural gas prices have largely recovered, demand is still not back to pre-pandemic levels. There continues to be uncertainty and unpredictability around the extent to which COVID-19 may impact adversely affect demand for our services, which in turn could affect our business and liquidity. As of September 30, 2021, we had $237.0 million of unrestricted cash and $50.6 million of remaining availability under our amended asset-backed revolving credit facility (the “ABL Facility”) for total liquidity of $287.6 million. Borrowings under the amended ABL Facility are subject to certain conditions and requirements.
As of September 30, 2021, approximately 78% of our total cash balance was held outside the U.S. and is generally used to meet the liquidity needs of our non-U.S. operations. Most of our cash held outside the U.S. could be repatriated to the U.S., and any such repatriation could be subject to additional taxes. If cash held by non-U.S. operations is required for funding operations in the U.S., we may make a provision for additional taxes in connection with repatriating this cash, which is not expected to have a significant impact on our results of operations.
The significant factors that affect our overall liquidity include cash from or used to fund operations, capital expenditure commitments, debt service, pension funding, adequacy of bank lines of credit and the Company’s ability to attract capital on satisfactory terms.

Debt Obligations
Our principal debt balance as of September 30, 2021 was $531.8 million primarily comprised of the 6.875% Senior Notes due in March 2028 and two tranches of the Lombard Debt due December 29, 2023 and January 30, 2024, respectively.
Currently, we believe we are able to meet the maintenance and other covenants in our debt instruments.
Lease Obligations
We have non-cancelable operating leases in connection with the lease of certain equipment, including leases for aircraft, and land and facilities used in our operations. The related lease agreements, which range from non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and can also include renewal options. As of September 30, 2021, aggregate future payments under all non-cancelable operating leases that have initial terms in excess of one year were as follows (in thousands):

	Aircraft	Other	Total
Fiscal year ending March 31,
2022(1)	37,966	7,129	$45,095
2023	60,589	11,821	72,410
2024	46,357	9,612	55,969
2025	28,370	7,580	35,950
2026	2,170	6,588	8,758
Thereafter	—	20,791	20,791
	$175,452	$63,521	$238,973
____________________
(1)Reflects the amounts for the remaining six months of the fiscal year ending March 31, 2022.
During the three and six months ended September 30, 2021, we recognized $27.2 million and $54.7 million of operating lease expense, respectively. During the three and six months ended September 30, 2020, we recognized $31.2 million and $62.1 million of operating lease expense, respectively.
Cash paid for amounts included in the measurement of lease liabilities during the six months ended September 30, 2021 and 2020 was $47.4 million and $61.8 million, respectively.
From time to time we may, under favorable market conditions and when necessary, enter into opportunistic aircraft lease agreements in support of our global operations. The following table reflects the timing of our current contractual lease expirations by fiscal year and aircraft type. The timing and number of aircraft shown below do not factor in any potential renewals that management may consider to ensure sufficient availability to meet future demand and activity levels.

	2022	2023	2024	2025 and Beyond
Aircraft type:
S-92	7	2	11	10
AW189	—	1	—	—
AW139	3	1	2	—
Fixed wing / UAV	2	6	1	—
	12	10	14	10
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

As of September 30, 2021, we had unfunded capital commitments of $85.4 million, consisting primarily of agreements to purchase helicopters, including three AW189 heavy helicopters and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered in fiscal year 2023 through 2025. Delivery dates for the AW169 helicopters have yet to be determined. These commitments are payable beginning in fiscal year 2022, and all of the commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability to us other than aggregate liquidated damages of $2.1 million. If we do not exercise our rights to cancel these capital commitments, we expect to finance the remaining acquisition costs for these helicopters through a combination of cash on hand, cash provided by operating activities, asset sales and financing options.
In addition, we had outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery in fiscal years 2024 through 2026.
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

	September 30, 2021	March 31, 2021
Current assets	$753,772	$798,189
Non-current assets	$1,801,774	$1,686,646
Current liabilities	$498,701	$224,078
Non-current liabilities	$895,040	$1,112,490

	Three Months Ended September 30, 2021	Six Months Ended September 30, 2021
Total revenues	$111,038	$211,811
Operating income (expense)	$16,857	$11,918
Net income (loss)	$16,063	$9,857
Net income (loss) attributable to Bristow Group	$16,053	$9,813
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
Item 4.    Controls and Procedures.
With the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management evaluated, with reasonable assurance, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the three months ended September 30, 2021:

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2021 - July 31, 2021	547,596	$27.24	547,596	$24,999,300
August 1, 2021 - August 31, 2021	16,899	$26.54	—	$24,999,300
September 1, 2021 - September 30, 2021	7	$34.24	—	$24,999,300
___________________________
(1) Includes 16,906 shares purchased in connection with the surrender of shares by employees to satisfy certain tax withholding obligations. These repurchases are not a part of our publicly announced plan and do not affect our Board-approved share repurchase program.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures

Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit
10.1*	Deed of Amendment and Confirmation dated as of September 26, 2021, among Bristow Group Inc., the guarantors and borrowers named therein and Barclays Bank PLC.
10.2†*	Form of Non-Employee Director Restricted Stock Unit Grant Agreement Pursuant to the Bristow Group Inc. 2021 Equity Incentive Plan.
10.3†*	Form of Restricted Stock Unit Grant Agreement Pursuant to the Bristow Group Inc. 2021 Equity Incentive Plan.
10.4†*	Form of Performance Stock Unit Grant Agreement (Relative TSR) Pursuant to the Bristow Group Inc. 2021 Equity Incentive Plan.
10.5†*	Form of Performance Stock Unit Grant Agreement (Cash ROIC) Pursuant to the Bristow Group Inc. 2021 Equity Incentive Plan.
10.6†	Bristow Group Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 6, 2021).
31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.
31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant.
32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document.
†	Compensatory Plan or Arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ Jennifer D. Whalen
Jennifer D. Whalen Senior Vice President and Chief Financial Officer

DATE: November 3, 2021