Form 10-Q
period 2021-12-31
Bristow Group Inc.
filed 2022-02-04
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	001-35701
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware		72-1455213
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

3151 Briarpark Drive, Suite 700
Houston,	Texas	77042
(Address of Principal Executive Offices)		(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
The total number of shares of common stock, par value $0.01 per share, outstanding as of January 28, 2022 was 28,301,943. The Registrant has no other class of common stock outstanding.

BRISTOW GROUP INC.

PART I — FINANCIAL INFORMATION
Item 1.     Financial Statements.
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenues:
Operating revenues	$285,010	$300,275	$863,480	$857,505
Reimbursable revenues	10,609	9,622	34,324	27,225
Total revenues	295,619	309,897	897,804	884,730

Costs and expenses:
Operating expenses	221,875	227,031	655,146	632,868
Reimbursable expenses	10,561	9,525	33,863	27,092
General and administrative expenses	40,966	37,599	117,419	112,604
Merger-related costs	34	4,450	2,416	26,367
Restructuring costs	17	1,547	985	17,885
Depreciation and amortization	17,223	17,931	58,062	52,824
Total costs and expenses	290,676	298,083	867,891	869,640

Loss on impairment	—	(53,249)	(24,835)	(90,078)
Gain (loss) on disposal of assets	727	1,951	1,388	(1,000)
Earnings (losses) from unconsolidated affiliates, net	(860)	896	(1,413)	866
Operating income (loss)	4,810	(38,588)	5,053	(75,122)

Interest income	36	359	144	1,055
Interest expense	(10,230)	(13,203)	(31,280)	(39,152)
Loss on extinguishment of debt	—	(229)	(124)	(844)
Reorganization items, net	(29)	1,984	(578)	1,984
Loss on sale of subsidiaries	—	—	(2,002)	—
Change in fair value of preferred stock derivative liability	—	—	—	15,416
Gain on bargain purchase	—	—	—	81,093
Other, net	3,969	5,864	25,483	20,457
Total other income (expense), net	(6,254)	(5,225)	(8,357)	80,009
Income (loss) before income taxes	(1,444)	(43,813)	(3,304)	4,887
Income tax benefit (expense)	1,608	(13,447)	(8,034)	(18,736)
Net income (loss)	164	(57,260)	(11,338)	(13,849)
Net (income) loss attributable to noncontrolling interests	(220)	139	(141)	343
Net loss attributable to Bristow Group Inc.	$(56)	$(57,121)	$(11,479)	$(13,506)
Income (loss) per common share(1):
Basic	$—	$(1.97)	$(0.40)	$5.15
Diluted	$—	$(1.97)	$(0.40)	$3.58
Weighted average common shares outstanding(1):
Basic	28,214,650	28,944,908	28,633,875	23,178,914
Diluted	28,214,650	28,944,908	28,633,875	32,375,532
(1) See Note 9 to the condensed consolidated financial statements for details on prior year income (loss) per share and weighted average common shares outstanding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020

Net income (loss)	$164	$(57,260)	$(11,338)	$(13,849)
Other comprehensive income (loss):
Currency translation adjustments	2,351	27,705	(12,059)	46,190
Pension liability adjustment, net	(162)	—	711	—
Unrealized gain (loss) on cash flow hedges, net	(430)	(1,232)	2,121	(3,396)
Total comprehensive income (loss)	1,923	(30,787)	(20,565)	28,945
Net comprehensive (income) loss attributable to noncontrolling interests	(220)	139	(141)	343
Total comprehensive income (loss) attributable to Bristow Group Inc.	$1,703	$(30,648)	$(20,706)	$29,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share amounts)

	December 31,	March 31,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$273,967	$228,010
Restricted cash	3,495	3,069
Accounts receivable, net of allowance for doubtful accounts of $2,049 and $2,300 as of December 31 and March 31, 2021, respectively	177,102	215,620
Inventories	88,487	92,180
Assets held for sale	5,432	14,750
Prepaid expenses and other current assets	27,981	32,119
Total current assets	576,464	585,748
Property and equipment	1,086,177	1,090,094
Accumulated depreciation and amortization	(133,595)	(85,535)
Property and equipment, net	952,582	1,004,559
Investment in unconsolidated affiliates	18,596	37,530
Right-of-use assets	213,840	246,667
Other assets	103,307	117,766
Total assets	$1,864,789	$1,992,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,305	$69,542
Accrued wages, benefits and related taxes	47,535	58,595
Income taxes payable and other accrued taxes	17,594	19,972
Deferred revenue	13,417	13,598
Accrued maintenance and repairs	35,249	26,907
Current portion of operating lease liabilities	72,705	77,909
Accrued interest and other accrued liabilities	28,497	22,632
Short-term borrowings and current maturities of long-term debt	13,125	15,965
Total current liabilities	288,427	305,120
Long-term debt, less current maturities	517,687	527,528
Accrued pension liabilities	28,891	44,150
Other liabilities and deferred credits	4,748	6,681
Deferred taxes	39,883	42,430
Long-term operating lease liabilities	140,841	167,718
Total liabilities	$1,020,477	$1,093,627
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests	—	1,572
Stockholders’ equity:
Common stock, $0.01 par value, 110,000,000 authorized; 28,301,943 and 29,694,071 outstanding as of December 31 and March 31, 2021, respectively	303	303
Additional paid-in capital	696,092	687,715
Retained earnings	215,533	227,011
Treasury shares, at cost; 1,967,769 and 466,700 shares as of December 31 and March 31, 2021, respectively	(51,083)	(10,501)
Accumulated other comprehensive loss	(16,142)	(6,915)
Total Bristow Group Inc. stockholders’ equity	844,703	897,613
Noncontrolling interests	(391)	(542)
Total stockholders’ equity	844,312	897,071
Total liabilities and stockholders’ equity	$1,864,789	$1,992,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(11,338)	$(13,849)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	67,249	68,325
Deferred income taxes	(1,672)	8,312
Loss from extinguishment of debt	124	844
Bad debt expense	309	—
Amortization of deferred financing fees	978	—
Discount amortization on long-term debt	5,858	12,823
Reorganization items, net	578	(1,984)
Loss (gain) on disposal of assets	(1,388)	1,000
Loss on impairment	24,835	90,078
Loss on sale of subsidiaries	2,002	—
Gain on bargain purchase	—	(81,093)
Change in fair value of preferred stock derivative liability	—	(15,416)
Stock-based compensation	8,377	9,377
Equity in earnings from unconsolidated affiliates less than dividends received	1,413	2,700
Increase (decrease) in cash resulting from changes in:
Accounts receivable	37,226	24,942
Inventory, prepaid expenses and other assets	3,515	(3,060)
Accounts payable, accrued expenses and other liabilities	(19,789)	(42,930)
Net cash provided by operating activities	118,277	60,069
Cash flows from investing activities:
Capital expenditures	(23,226)	(11,232)
Proceeds from asset dispositions	14,549	66,501
Cash transferred in sale of subsidiaries, net of cash received	(851)	—
Increase in cash from Era merger	—	120,236
Net cash provided by (used in) investing activities	(9,528)	175,505
Cash flows from financing activities:
Debt issuance costs	(2,988)	—
Repayment of debt and debt redemption premiums	(16,022)	(126,231)
Purchase of treasury shares	(40,582)	(10,007)
Old Bristow share repurchases	—	(4,807)
Net cash used in financing activities	(59,592)	(141,045)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,774)	4,183
Net increase in cash, cash equivalents and restricted cash	46,383	98,712
Cash, cash equivalents and restricted cash at beginning of period	231,079	199,121
Cash, cash equivalents and restricted cash at end of period	$277,462	$297,833
Cash paid during the period for:
Interest	$17,296	$25,641
Income taxes	$10,451	$13,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

		Total Bristow Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interests	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Equity
March 31, 2021	$1,572	$303	29,694,071	$687,715	$227,011	$(10,501)	$(6,915)	$(542)	$897,071
Share award amortization	—	—	48,851	2,326	—	—	—	—	2,326
Share repurchases	—	—	(936,567)	—	—	(25,199)	—	—	(25,199)
Currency translation adjustments	—	—	—	—	—	—	—	5	5
Net loss	—	—	—	—	(14,197)	—	—	(14)	(14,211)
Sale of noncontrolling interest	(1,572)	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	2,166	—	2,166
June 30, 2021	$—	$303	28,806,355	$690,041	$212,814	$(35,700)	$(4,749)	$(551)	$862,158
Share award amortization	—	—	60,367	2,661	—	—	—	—	2,661
Share repurchases	—	—	(564,502)	—	—	(15,383)	—	—	(15,383)
Currency translation adjustments	—	—	—	—	—	—	—	5	5
Net income (loss)	—	—	—	—	2,775	—	—	(65)	2,710
Other comprehensive loss	—	—	—	—	—	—	(13,152)	—	(13,152)
September 30, 2021	$—	$303	28,302,220	$692,702	$215,589	$(51,083)	$(17,901)	$(611)	$838,999
Share award amortization	—	—	(277)	3,390	—	—	—	—	3,390
Net income (loss)	—	—	—	—	(56)	—	—	220	164
Other comprehensive income	—	—	—	—	—	—	1,759	—	1,759
December 31, 2021	$—	$303	$28,301,943	$696,092	$215,533	$(51,083)	$(16,142)	$(391)	$844,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

			Total Bristow Group Inc. Stockholders’ Investment
	Redeemable Noncontrolling Interests	Mezzanine Equity Preferred Stock	Common Stock	Common Stock (Shares)(1)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2020	$—	$149,785	$1	11,235,566	$295,897	$139,228	$(8,641)	$—	$(269)	$426,216
Share repurchases	—	(2,151)	—	(142,721)	—	1,263	—	—	—	1,263
Preferred stock share conversion	—	(146,448)	4	34,836,688	270,678	142,614	—	—	—	413,296
Elimination of Old Bristow stock	—	—	(5)	(45,929,533)	5	—	—	—	—	—
Exchange of common stock	—	—	231	23,026,894	(231)	—	—	—	—	—
Era purchase price	—	—	72	7,175,029	108,268	—	—	—	—	108,340
Preferred stock compensation activity and conversion	—	(1,186)	—	—	6,370	—	—	—	—	6,370
Purchase of Company common stock (tax withholding)	—	—	—	(42,199)	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	—	—	—	13	13
Net income (loss)	—	—	—	—	—	71,477	—	—	(73)	71,404
Other comprehensive income	—	—	—	—	—	—	2,278	—	—	2,278
June 30, 2020	—	—	303	30,159,724	680,987	354,582	(6,363)	—	(329)	1,029,180
Share award amortization		—	—	—	2,008	—	—	—	—	2,008
Purchase of treasury shares	—	—	—	(345,757)	—	—	—	(7,579)	—	(7,579)
Era purchase price adjustment	1,501	—	—	(233)	395	—	—	—	—	395
Currency translation adjustments	—	—	—	—	—	—	—	—	(14)	(14)
Net loss	(18)	—	—	—	—	(27,861)	—	—	(113)	(27,974)
Other comprehensive income	—	—	—	—	—	—	14,043	—	—	14,043
September 30, 2020	1,483	—	303	29,813,734	683,390	326,721	7,680	(7,579)	(456)	1,010,059
Share award amortization	—	—	—	—	2,185	—	—	—	—	2,185
Purchase of treasury shares	—	—	—	(103,258)	—	—	—	(2,428)	—	(2,428)
Purchase price adjustment	—	—	—	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	—	—	—	(8)	(8)
Net loss	(30)	—	—	—	—	(57,121)	—	—	(109)	(57,230)
Other comprehensive income	—	—	—	—	—	—	26,473	—	—	26,473
December 31, 2020	$1,453	$—	$303	$29,710,476	$685,575	$269,600	$34,153	$(10,007)	$(573)	$979,051
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
The condensed consolidated financial information for the three and nine months ended December 31, 2021 and December 31, 2020 has been prepared by the Company in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information reporting on Quarterly Form 10-Q and Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from that which would appear in the annual consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the SEC on May 27, 2021.
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
Sale of Subsidiary — During the nine months ended December 31, 2021, the Company sold its 75% interest in Hauser Investments Limited (“Hauser”), which owns 100% of Sicher Helicopters SAS (“Sicher”), a provider of helicopter services to Colombia’s oil and gas market. The sale resulted in a $2.0 million loss included in sale of subsidiaries on the condensed consolidated statement of operations.
Investment in Unconsolidated Affiliates — The Company has a 25% economic interest in Petroleum Air Services (“PAS”), an Egyptian corporation that provides helicopter and fixed wing transportation to the offshore energy industry and other general aviation services in Egypt. During the nine months ended December 31, 2021, upon evaluating its investment in PAS, the Company identified an indicator for impairment due to a decline in PAS’s performance. As a result, the Company performed a fair valuation of its investment in PAS using a market approach that relied on significant Level III inputs due to the nature of unobservable inputs that required significant judgment and assumptions. The market approach utilized two methods, each yielding similar valuation outcomes through the use of a multiple relevant to each method, derived from select guideline public companies, and an expected dividend rate or earnings of PAS. This resulted in a $16.0 million loss on impairment recorded during the nine months ended December 31, 2021. As of December 31, 2021, the investment in PAS was $17.0 million and is included on the condensed consolidated balance sheets in investment in unconsolidated affiliates. PAS is a cost method investment.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASUs”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial position or results of operations.
Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, “Reference Rate Reform” (Topic 848). The guidance is intended to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The standard was effective beginning in fiscal year 2022 for the Company. Adoption of this accounting standard had no material impact to the Company’s financial statements.
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
Not Yet Adopted
In May 2021, the FASB issued ASU Update No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The purpose of this update is to clarify and reduce diversity in practice for

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
the accounting of certain modifications or exchanges of equity written call options. Under the guidance, an issuer determines the accounting for the modification or exchange based on whether the transaction was executed to issue equity, to issue or modify debt, or for other reasons. The standard will be effective for the Company beginning in fiscal year 2023 and early adoption is permitted. The Company is currently evaluating the effect this accounting guidance will have on its consolidated financial statements.
Note 2 — BUSINESS COMBINATIONS
Era Group Inc.
On June 11, 2020, the combination of Old Bristow with Era was successfully completed in an all-stock transaction with Era having issued shares of common stock (“Combined Company Common Stock”) to Old Bristow’s stockholders in exchange for such holders shares of common stock in Old Bristow. The transaction was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). In the Merger, Old Bristow merged with and into Merger Sub, a subsidiary of Era, with Old Bristow remaining as the surviving company and as a subsidiary of Era, the ultimate parent of the Combined Company. Era was one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the U.S., primarily servicing offshore energy installations. The transaction was structured as an all-stock, reverse-triangular merger, whereby Era issued shares of Combined Company Common Stock to Old Bristow stockholders, allowing it to qualify as a tax free reorganization for U.S. federal income tax purposes. Following the Merger, Era changed its name to Bristow Group Inc., and the Combined Company Common Stock continued to trade on the NYSE under the new ticker symbol VTOL.
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
The following unaudited supplemental pro forma combined financial information presents the Company’s results of operations for the three and nine months ended December 31, 2020, as though the Merger had occurred on November 1, 2019, the effective date of Old Bristow’s emergence from the Chapter 11 Cases. The unaudited pro forma financial information is as follows (in thousands)(1):

	Three Months Ended December 31, 2020	Nine Months Ended December 31, 2020
Total revenues	$309,897	$919,860
Net loss	$(55,059)	$(59,666)
Net loss attributable to Bristow Group Inc.	$(54,920)	$(59,301)
____________________
(1)As a result of the Merger, the Company was required to dispose of its investment in Líder which occurred in August 2020. The Company recorded an impairment in June 2020 of $18.7 million related to the future disposition of the investment. This impairment has been excluded from the pro forma combined Net income and Net income attributable to Bristow Group Inc. for the nine months ended December 31, 2020, due to its nonrecurring nature.
Note 3 — PROPERTY AND EQUIPMENT
Property and Equipment Acquisitions
The Company made capital expenditures as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Number of aircraft delivered(1)	—	—	1	—
Capital expenditures:
Aircraft and equipment	$5,711	$3,564	$21,671	$10,612
Land and buildings	209	296	1,555	620
Total capital expenditures	$5,920	$3,860	$23,226	$11,232
___________________________
(1)Previously leased S92 heavy helicopter acquired during the nine months ended December 31, 2021 pursuant to a contractual obligation in the lease.
Property and Equipment Dispositions
The following table presents details on the aircraft sold or disposed of (in thousands, except for number of aircraft):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Number of aircraft sold or disposed of	1	14	10	46
Proceeds from sale or disposal of assets	$740	$14,361	$14,549	$66,501
Gain (loss) on disposal of assets	$727	$1,951	$1,388	$(1,000)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Property, Equipment and Inventory Considerations
During the nine months ended December 31, 2021, the Company recognized a $8.8 million loss on impairment in connection with H225 helicopter parts inventory and aircraft held for sale to reflect the aircraft at expected sales values. During the nine months ended December 31, 2020, the Company recognized a $12.4 million loss on impairment related to certain equipment and inventory items in connection to the sale of aircraft.
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
The following table shows the total revenues (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenues from contracts with customers	$287,465	$303,836	$876,031	$857,489
Total other revenues	8,154	6,061	21,773	27,241
Total revenues	$295,619	$309,897	$897,804	$884,730
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Revenues by Service Line. The following table sets forth the operating revenues earned by service line for the applicable periods (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Oil and gas services	$194,934	$206,027	$578,399	$602,412
Government services(1)	66,435	64,866	206,619	185,099
Fixed wing services	20,509	20,054	68,566	51,836
Other services(2)	3,132	9,328	9,896	18,158
Total operating revenues	$285,010	$300,275	$863,480	$857,505
____________________
(1)Includes revenues of approximately $8.4 million and $19.0 million related to government services that were previously included in the oil and gas and other service lines for the three and nine months ended December 31, 2020, respectively.
(2)Includes Asia Pacific and certain Europe revenues of approximately $3.3 million and $9.9 million that were previously included in the oil and gas service line for the three and nine months ended December 31, 2020, respectively.
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
As of December 31 and March 31, 2021, receivables related to services performed under contracts with customers were $143.2 million and $167.3 million, respectively. During the nine months ended December 31, 2021, the Company recognized $12.2 million of revenues from outstanding contract liabilities. Contract liabilities related to services performed under contracts with customers were $12.6 million and $13.3 million as of December 31, 2021 and March 31, 2021, respectively. Contract liabilities are primarily generated by fixed wing services where customers pay for tickets in advance of receiving the Company’s services and advanced payments from helicopter services customers. There were no contract assets as of December 31 and March 31, 2021.
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

	Remaining Performance Obligations
	Three Months Ending March 31, 2022	Fiscal Year Ending March 31,				Total
		2023	2024	2025	2026 and thereafter
Outstanding Service Revenue:
Helicopter contracts	$121,508	$263,994	$211,573	$165,436	$127,335	$889,846
Fixed wing contracts	794	47	—	—	—	841
Total remaining performance obligation revenue	$122,302	$264,041	$211,573	$165,436	$127,335	$890,687

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
Note 5 — DEBT
Debt as of December 31 and March 31, 2021, consisted of the following (in thousands):

	December 31, 2021	March 31, 2021
6.875% Senior Notes	$391,590	$391,550
Lombard Debt	139,222	146,006
Airnorth Debt	—	5,631
Humberside Debt	—	306
Total debt	530,812	543,493
Less short-term borrowings and current maturities of long-term debt	(13,125)	(15,965)
Total long-term debt	$517,687	$527,528
6.875% Senior Notes — In February 2021, the Company issued $400.0 million aggregate principal amount of its 6.875% senior secured notes due March 2028 (the “6.875% Senior Notes”) and received net proceeds of $395.0 million. The 6.875% Senior Notes are fully and unconditionally guaranteed as to payment by a number of subsidiaries. Interest on the 6.875% Senior Notes is payable semi-annually in arrears on March 1st and September 1st of each year. The 6.875% Senior Notes may be redeemed at any time and from time to time, with sufficient notice and at the applicable redemption prices set forth in the indenture governing the 6.875% Senior Notes, inclusive of any accrued and unpaid interest leading up to the redemption date. The indenture governing the 6.875% Senior Notes contains covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem the Company’s capital stock, prepay, redeem or repurchase certain debt, make loans and investments, sell assets, incur liens, enter into transactions with affiliates, enter into agreements restricting its subsidiaries’ ability to pay dividends, and consolidate, merge or sell all or substantially all of its assets. In addition, upon a specified change of control trigger event or specified asset sale, the Company may be required to repurchase the outstanding balance of the 6.875% Senior Notes. As of December 31, 2021, the Company had $8.4 million of unamortized debt issuance costs associated with the 6.875% Senior Notes.
Lombard Debt — During the three and nine months ended December 31, 2021, the Company made $3.3 million and $9.9 million, respectively, in principal payments on the Lombard debt.
Airnorth Debt — During the nine months ended December 31, 2021, the Company made $1.1 million in principal payments on the Airnorth debt. In August 2021, the Company made a $4.6 million payment to extinguish the Airnorth debt, resulting in a loss of $0.1 million.
Humberside Debt — In December 2021, the Company made a $0.3 million payment to extinguish the Humberside debt.

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
As of December 31, 2021, there were no outstanding borrowings under the ABL Facility nor had the Company made any draws during the three months ended December 31, 2021. Letters of credit issued under the ABL Facility in the aggregate face amount of $21.6 million were outstanding on December 31, 2021.
LIBOR Transition — On March 5, 2021, the Financial Conduct Authority in the U.K. issued an announcement on the future cessation or loss of representativeness of LIBOR benchmark settings published by ICE Benchmark Administration. That announcement confirmed that LIBOR will either cease to be provided by any administrator or will no longer be representative after December 31, 2021 for all non-USD LIBOR reference rates, and for certain short-term USD LIBOR reference rates, and after June 30, 2023 for other reference rates. The Company replaced LIBOR as the benchmark for the Lombard Debt with a new reference rate, the Sterling Overnight Interbank Average Rate (“SONIA”). Furthermore, the Company agreed not to make additional borrowings under the ABL Facility in denominations for which no LIBOR reference rate is available until such time as a replacement benchmark is agreed. No modification has been made yet to the Company’s ABL Facility as it pertains to USD borrowings, though changes will be required in the future. The overall financial market and the ability to raise future indebtedness in a cost-effective manner may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market could have an adverse effect on the Company’s results of operations and liquidity.
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
The carrying and fair values of the Company’s debt are as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2021
LIABILITIES
6.875% Senior Notes(1)	$391,590	$—	$423,817	$—
Lombard Debt	139,222	—	146,086	—
Airnorth Debt	—	—	—	—
Humberside Debt	—	—	—	—
	$530,812	$—	$569,903	$—
March 31, 2021
LIABILITIES
6.875% Senior Notes(1)	$391,550	$—	$398,870	$—
Lombard Debt	146,006	—	155,270	—
Airnorth Debt	5,631	—	5,656	—
Humberside Debt	306	—	306	—
	$543,493	$—	$560,102	$—
_________________
(1)The carrying value of the 6.875% Senior Notes is net of unamortized debt issuance costs of $8.4 million.
The carrying values are net of unamortized discounts as follows (in thousands):

	December 31, 2021	March 31, 2021
Lombard Debt	$15,371	$21,495
Airnorth Debt	—	154
Total unamortized debt discount	$15,371	$21,649
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
Changes in the fair value of the preferred stock derivative liability, carried at fair value, were reported as change in fair value of the preferred stock derivative liability in the condensed consolidated statements of operations. During the nine months ended December 31, 2020, the Company recognized non-cash gain of approximately $15.4 million due to an increase in the preferred stock derivative liability related to the embedded derivative in the preferred stock.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following table provides a rollforward of the preferred stock embedded derivative Level 3 fair value measurements for the nine months ended December 31, 2020:

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
Note 7 — COMMITMENTS AND CONTINGENCIES
Fleet — The Company’s unfunded capital commitments as of December 31, 2021 consisted primarily of agreements to purchase helicopters and totaled $80.4 million, payable beginning in fiscal year 2022. The Company also had $1.3 million of deposits paid on options not yet exercised.
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
The Company may terminate $68.4 million of its capital commitments (inclusive of deposits paid on options not yet exercised) without further liability other than aggregate liquidated damages of approximately $1.9 million.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 8 — TAXES
The Company’s effective tax rate was 111.4% and (30.7)% during the three months ended December 31, 2021 and December 31, 2020, respectively, and (243.2)% and 383.4% during the nine months ended December 31, 2021 and December 31, 2020, respectively. The effective tax rate in the nine months ended December 31, 2021 includes the impact of impairment losses, utilization of net operating losses in certain foreign jurisdictions and adjustment to the Company’s valuation allowances against future realization of deductible business interest expense. The Company’s provision for income taxes for the interim period ended December 31, 2021 was prepared by applying the estimated annual income tax rate for the full fiscal year to income from continuing operations, excluding discrete items, for the reporting period. For the three months ended December 31, 2020, the Company utilized the discrete effective tax rate method to report its provision for income taxes.
The relationship between the Company’s provision for or benefit from income taxes and the Company’s pre-tax book income can vary significantly from period to period considering, among other factors, (a) the overall level of pre-tax book income, including asset sales, (b) changes in the blend of income that is taxed based on gross revenues or at high effective tax rates versus pre-tax book income or at low effective tax rates and (c) the Company’s geographical blend of pre-tax book income. Consequently, the Company’s income tax expense or benefit does not change proportionally with the Company’s pre-tax book income or loss. Significant decreases in the Company’s pre-tax book income typically result in higher effective tax rates, while significant increases in pre-tax book income can lead to lower effective tax rates, subject to the other factors impacting income tax expense noted above. The change in the Company’s effective tax rate excluding discrete items for the three and nine months ended December 31, 2021 compared to the three and nine months ended December 31, 2020 primarily related to changes in the blend of earnings taxed in relatively high taxed jurisdictions versus low taxed jurisdictions. Additionally, the Company reduced its valuation allowances by $1.6 million and increased its valuations allowances by $2.3 million for the nine months ended December 31, 2021 and 2020, respectively.
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
Note 9 — STOCKHOLDERS’ INVESTMENT, EARNINGS PER SHARE AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Share Repurchases.
On September 16, 2020, the Board authorized a stock repurchase plan providing for the repurchase of up to $75.0 million of the Company's common stock. Repurchases under the program may be made in the open market, including pursuant to a Rule 10b5-1 plan, by block repurchases, in private transactions (including with related parties) or otherwise, from time to time, depending on market conditions. The share repurchase program has no expiration date and may be suspended or discontinued at any time without notice, subject to any changes in regulation currently pending and under review by the SEC.
During the nine months ended December 31, 2021, the Company repurchased 1,480,804 shares of common stock for gross consideration of $40.0 million, which is an average cost per share of $27.02. After these repurchases, $25.0 million remained available of the authorized $75.0 million share repurchase program.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Income (loss):
Net loss attributable to Bristow Group Inc.	$(56)	$(57,121)	$(11,479)	$(13,506)
Less: PIK dividends (1)	—	—	—	(12,039)
Plus: Deemed contribution from conversion of preferred stock	—	—	—	144,986
Income (loss) available to common stockholders – basic	$(56)	$(57,121)	$(11,479)	$119,441
Add: PIK dividends	—	—	—	12,039
Less: Changes in fair value of preferred stock derivative liability	—	—	—	(15,416)
Income (loss) available to common stockholders – diluted	$(56)	$(57,121)	$(11,479)	$116,064
Shares:
Weighted average number of common shares outstanding – basic	28,214,650	28,944,908	28,633,875	23,178,914
Net effect of dilutive preferred stock	—	—	—	9,196,618
Weighted average number of common shares outstanding – diluted(2)	28,214,650	28,944,908	28,633,875	32,375,532

Earnings (losses) per common share - basic	$—	$(1.97)	$(0.40)	$5.15
Earnings (losses) per common share - diluted	$—	$(1.97)	$(0.40)	$3.58
___________________________
(1)See Note 6 and discussion below for further details on PIK dividends and changes in fair value of preferred stock derivative liability.
(2)Excludes weighted average common shares of 1,628,275 and 1,633,094 for the three and nine months ended December 31, 2021, respectively, for certain share awards as the effect of their inclusion would have been antidilutive. Excludes weighted average common shares of 1,275,170 for each of the three and nine months ended December 31, 2020, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.
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
Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in balances for accumulated other comprehensive income (loss) (in thousands):

	Currency Translation Adjustments	Pension Liability Adjustments (1)	Unrealized gain (loss) on cash flow hedges (2)	Total
Balance as of March 31, 2021	$32,646	$(37,965)	$(1,596)	$(6,915)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	(11,348)	—	2,121	(9,227)
Net current period other comprehensive income (loss)	(11,348)	—	2,121	(9,227)
Foreign exchange rate impact	(711)	711	—	—
Balance as of December 31, 2021	$20,587	$(37,254)	$525	$(16,142)
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
The following tables show region information reconciled to consolidated totals, and prepared on the same basis as the Company’s condensed consolidated financial statements (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Region revenue from external customers:
Europe	$158,447	$159,415	$499,860	$491,328
Americas	102,667	100,152	284,432	254,627
Asia Pacific	16,768	21,350	58,949	54,720
Africa	17,300	25,325	53,174	80,103
Corporate and other	437	3,655	1,389	3,952
Total region revenue (1)	$295,619	$309,897	$897,804	$884,730
_________________________________________________
(1) The above table represents disaggregated revenue from contracts with customers except for the following (in thousands):

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenues not from contracts with customers:
Europe	$587	$118	$2,126	$808
Americas(1)	7,425	5,839	19,331	23,865
Asia Pacific	142	21	316	178
Corporate and other	—	83	—	2,390
Total region revenue	$8,154	$6,061	$21,773	$27,241
_________________________________________________
(1) Includes revenues of approximately $0.1 million and $2.4 million from our unconsolidated affiliate in Canada, Cougar Helicopters Inc. (“Cougar”), previously included in Corporate and other for the three and nine months ended December 31, 2020, respectively.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Earnings (losses) from unconsolidated affiliates, net – equity method investments:
Americas	$(860)	$896	$(1,413)	$866
Total earnings (losses) from unconsolidated affiliates, net – equity method investments	$(860)	$896	$(1,413)	$866

Consolidated operating income (loss):
Europe	$11,109	$11,916	$47,625	$58,842
Americas	19,829	(29,235)	53,784	(26,049)
Asia Pacific	(4,093)	717	(5,851)	3,724
Africa	(4,435)	(1,407)	(19,407)	(10,348)
Corporate and other	(18,327)	(22,530)	(72,486)	(100,291)
Gain on disposal of assets	727	1,951	1,388	(1,000)
Total consolidated operating income (loss)	$4,810	$(38,588)	$5,053	$(75,122)

Depreciation and amortization:
Europe	$8,182	$7,904	$26,351	$24,196
Americas	3,726	4,788	13,226	12,841
Asia Pacific	1,719	1,948	5,548	6,002
Africa	1,290	1,214	5,266	3,815
Corporate and other	2,306	2,077	7,671	5,970
Total depreciation and amortization	$17,223	$17,931	$58,062	$52,824

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	December 31, 2021	March 31, 2021
Identifiable assets:
Europe	$988,579	$1,026,042
Americas	548,015	579,169
Asia Pacific	52,846	102,169
Africa	132,614	179,445
Corporate and other	142,735	105,445
Total identifiable assets	$1,864,789	$1,992,270

Investments in unconsolidated affiliates – equity method:
Europe	$25	$679
Americas	1,571	3,851
Total investments in unconsolidated affiliates – equity method	$1,596	$4,530

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on May 27, 2021. In the discussion that follows, the terms “Current Quarter” and “Prior Year Quarter” refer to the three months ended December 31, 2021 and 2020, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2022, is referred to as “fiscal year 2022.”
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
•the possibility of significant changes in foreign exchange rates and controls, including as a result of the U.K. having exited from the European Union;
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
Recent Developments
Dutch SAR Contract Award
In January 2022, the Company announced it was awarded a 10-year government SAR helicopter contract beginning in November 2022. The Netherlands Defense Materiel Organization (“DMO”) awarded Bristow their prestigious contract to provide SAR helicopter capacity with dedicated SAR equipped AW189 helicopters at the Den Helder and Midden Zeeland Airports, to the Netherlands Coastguard.
Sustainable Aviation Fuel
In December 2021, the Company successfully completed offshore revenue flights using sustainable aviation fuel (“SAF”), marking one of the first SAF-powered flights to an offshore operation in the UK Continental Shelf. The aircraft flew from Aberdeen to offshore installations as part of a demonstration using a Bristow S-92 helicopter. Utilizing SAF for operational flights is one of many global initiatives, including an increased use of electric-powered ground support vehicles at select operating bases, as part of the Bristow's efforts to significantly reduce its carbon emissions.
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
During fiscal year 2021, the availability of vaccines around the world improved and business activity increased. Nevertheless, some countries face a resurgence of the virus and its variants that could impact logistics and materials movement and pose a risk to our business. We continue to take precautionary measures to reduce the risk of exposure to and spread of the COVID-19 virus in our operations through screening, testing and, when appropriate, quarantining personnel upon arrival to our facilities.

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

Fleet Information
As of December 31, 2021, the aircraft in our fleet were as follows:

	Number of Aircraft
	Operating Aircraft
Type	Owned Aircraft	Leased Aircraft	Aircraft Held For Sale	Total Aircraft	Maximum Passenger Capacity	Average Age (years)(1)
Heavy Helicopters:
S-92	36	21	—	57	19	13
S-92 U.K. SAR	3	7	—	10	19	7
H225	—	—	2	2	19	11
AW189	6	1	—	7	16	6
AW189 U.K. SAR	11	—	—	11	16	5
	56	29	2	87
Medium Helicopters:
AW139	51	6	—	57	12	11
S-76 C+/C++	16	—	—	16	12	14
S-76D	8	—	—	8	12	8
B212	2	—	—	2	12	40
	77	6	—	83
Light—Twin Engine Helicopters:
AW109	4	—	—	4	7	15
EC135	10	—	—	10	6	13
	14	—	—	14
Light—Single Engine Helicopters:
AS350	17	—	—	17	4	24
AW119	13	—	—	13	7	15
	30	—	—	30

Total Helicopters	177	35	2	214		13
Fixed wing	6	8	—	14
UAV	—	2	—	2
Total Fleet	183	45	2	230
______________________
(1)Reflects the average age of helicopters that are owned.

The chart below presents the number of aircraft in our fleet and their distribution among the regions as of December 31, 2021, the number of helicopters we had on order as of December 31, 2021, and the percentage of operating revenue each of our regions provided during the Current Quarter.

	Percentage of Current Quarter Operating Revenue	Helicopters				UAV	Fixed Wing
		Heavy	Medium	Light Twin	Light Single			Total (1)
Europe	54%	63	12	—	3	2	—	80
Americas	35%	20	57	14	27	—	—	118
Asia Pacific	6%	—	—	—	—	—	12	12
Africa	5%	4	14	—	—	—	2	20
Total	100%	87	83	14	30	2	14	230
Aircraft not currently in fleet:
On order		3	—	5	—	—	—	8
_____________
(1)Includes 45 leased aircraft as follows:

	Helicopters				UAV	Fixed Wing
	Heavy	Medium	Light Twin	Light Single			Total
Europe	27	1	—	—	2	—	30
Americas	—	2	—	—	—	6	8
Asia Pacific	—	1	—	—	—	2	3
Africa	2	2	—	—	—	—	4
Total	29	6	—	—	2	8	45

Results of Operations
Management believes the comparison of the most recently completed quarter to the immediately preceding quarter provides more relevant information needed to understand and analyze the business. As such, pursuant to Item 303(c)(2)(ii) of Regulation S-K, we have elected to discuss any material changes in our results of operations by including a comparison of our most recently completed fiscal quarter to the immediately preceding fiscal quarter.
The following table presents our operating results and other statement of operations information for the three months ended December 31, 2021 and the three months ended September 30, 2021 (in thousands, except percentages):

	Three Months Ended		Favorable (Unfavorable)
	December 31, 2021	September 30, 2021
Revenues:
Operating revenues	$285,010	$290,120	$(5,110)	(1.8)%
Reimbursable revenues	10,609	11,464	(855)	(7.5)%
Total revenues	295,619	301,584	(5,965)	(2.0)%

Costs and expenses:
Operating expenses
Personnel	75,903	77,310	1,407	1.8%
Repairs and maintenance	64,806	62,659	(2,147)	(3.4)%
Insurance	6,072	7,501	1,429	19.1%
Fuel	19,892	17,082	(2,810)	(16.5)%
Leased-in equipment	25,117	26,198	1,081	4.1%
Other	30,085	28,018	(2,067)	(7.4)%
Total operating expenses	221,875	218,768	(3,107)	(1.4)%
Reimbursable expenses	10,561	11,188	627	5.6%
General and administrative	40,966	38,970	(1,996)	(5.1)%
Merger-related costs	34	647	613	nm
Restructuring costs	17	117	100	85.5%
Depreciation and amortization	17,223	17,644	421	2.4%
Total costs and expenses	290,676	287,334	(3,342)	(1.2)%

Loss on impairment	—	(2,901)	2,901	nm
Gain on disposal of assets	727	162	565	nm
Earnings (losses) from unconsolidated affiliates, net	(860)	964	(1,824)	nm
Operating income	4,810	12,475	(7,665)	(61.4)%

Interest income	36	42	(6)	(14.3)%
Interest expense	(10,230)	(10,426)	196	1.9%
Loss on extinguishment of debt	—	(124)	124	nm
Reorganization items, net	(29)	(103)	74	71.8%
Other, net	3,969	15,330	(11,361)	nm
Total other income (expense), net	(6,254)	4,719	(10,973)	nm
Income (loss) before benefit for income taxes	(1,444)	17,194	(18,638)	nm
Income tax benefit (expense)	1,608	(14,484)	16,092	nm
Net income	164	2,710	(2,546)	nm
Net (income) loss attributable to noncontrolling interests	(220)	65	(285)	nm
Net income (loss) attributable to Bristow Group Inc.	$(56)	$2,775	$(2,831)	nm

Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the applicable periods (in thousands):

	Three Months Ended		Favorable (Unfavorable)
	December 31, 2021	September 30, 2021
Oil and gas services:
Europe	$88,278	$93,420	$(5,142)	(5.5)%
Americas	91,834	84,207	7,627	9.1%
Africa	14,822	16,054	(1,232)	(7.7)%
Total oil and gas services	194,934	193,681	1,253	0.6%
Government services	66,435	69,742	(3,307)	(4.7)%
Fixed wing services	20,509	23,501	(2,992)	(12.7)%
Other services	3,132	3,196	(64)	(2.0)%
	$285,010	$290,120	$(5,110)	(1.8)%
Current Quarter compared to Preceding Quarter
Operating Revenues. Operating revenues were $5.1 million lower in the three months ended December 31, 2021 (the “Current Quarter”) compared to the three months ended September 30, 2021 (the “Preceding Quarter”).
Operating revenues from oil and gas services were $1.3 million higher in the Current Quarter.
Operating revenues from oil and gas services in the Americas region were $7.6 million higher in the Current Quarter primarily due to higher utilization in the U.S. Gulf of Mexico and Guyana and higher cash receipts from Cougar Helicopters Inc. (“Cougar”) of $3.0 million.
Operating revenues from oil and gas services in the Africa region were $1.2 million lower primarily due to lower utilization.
Operating revenues from oil and gas services in the Europe region were $5.1 million lower in the Current Quarter primarily due to lower utilization and the weakening of the British pound sterling relative the U.S. dollar.
Operating revenues from government services were $3.3 million lower in the Current Quarter primarily due to lower utilization and the weakening of the British pound sterling relative to the U.S. dollar.
Operating revenues from fixed wing services were $3.0 million lower in the Current Quarter primarily due to COVID-19 related travel restrictions and seasonality.
Operating Expenses. Operating expenses were $3.1 million higher in the Current Quarter. Fuel costs were $2.8 million higher primarily due to increased global fuel prices. Repairs and maintenance costs were $2.1 million higher primarily due to the timing of repairs. Other operating costs were $2.1 million higher in the Current Quarter primarily due to costs incurred to relocate operations from bases damaged during Hurricane Ida. These increases were partially offset by lower insurance costs of $1.4 million primarily due to the recognition of insurance deductibles related to Hurricane Ida in the Preceding Quarter. Personnel costs were $1.4 million lower primarily due to headcount reductions in the U.K. Leased-in equipment costs were $1.1 million lower due to lease returns in the Current Quarter.
General and Administrative. General and administrative expenses were $2.0 million higher in the Current Quarter primarily due to increased professional services fees.
Loss on Impairment. During the Preceding Quarter, the Company recognized a $2.9 million loss on the impairment of H225 helicopter parts inventory.
Gain on Disposal of Assets. During the Current Quarter, the Company sold one fixed wing aircraft and other equipment resulting in a net gain of $0.7 million. In the Preceding Quarter, the Company sold four S-76C++ medium helicopters and two AW109 light-twin helicopters resulting in a net gain of $0.2 million.
Earnings (losses) from Unconsolidated Affiliates. During the Current Quarter, the Company recognized losses of $0.9 million from unconsolidated affiliates compared to earnings of $1.0 million in the Preceding Quarter.

Operating Income. Operating income as a percentage of operating revenues was 1.7% in the Current Quarter compared to 4.3% in the Preceding Quarter primarily due to lower government and fixed wing services revenues and higher operating expenses.
Other Income (Expense), net. Other income, net of $4.0 million in the Current Quarter was primarily related to government grants to fixed wing services of $3.2 million and a favorable interest adjustment to the Company’s pension liability of $0.7 million. Other income, net of $15.3 million in the Preceding Quarter was primarily related to a bankruptcy-related legal settlement of $9.0 million, government grants to fixed wing services of $2.7 million, net foreign exchange gains of $2.2 million, insurance proceeds of $0.6 million and a favorable interest adjustment to the Company’s pension liability of $0.6 million

	Three Months Ended
	December 31, 2021	September 30, 2021	Favorable (Unfavorable)
Foreign currency gains (losses)	$(771)	$2,243	$(3,014)
Pension-related costs	656	634	22
Other	4,084	12,453	(8,369)
Other income (expense), net	$3,969	$15,330	$(11,361)
Income Tax Benefit (Expense). Income tax benefit was $1.6 million in the Current Quarter compared to income tax expense of $14.5 million in the Preceding Quarter. The change in income tax expense in the Current Quarter was driven by lower pre-tax earnings, the tax impact of valuation allowances on the Company’s net losses and the tax impact of deductible business interest expense.

The following table presents our operating results and other statement of operations information for the nine months ended December 31, 2021 and 2020 (in thousands, except percentages):

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2021	2020
Revenues:
Operating revenues	$863,480	$857,505	$5,975	0.7%
Reimbursable revenues	34,324	27,225	7,099	26.1%
Total revenues	897,804	884,730	13,074	1.5%

Costs and expenses:
Operating expenses
Personnel	228,182	233,913	5,731	2.5%
Repairs and maintenance	187,930	171,175	(16,755)	(9.8)%
Insurance	18,940	16,077	(2,863)	(17.8)%
Fuel	53,639	31,926	(21,713)	(68.0)%
Leased-in equipment	78,167	89,039	10,872	12.2%
Other	88,288	90,738	2,450	2.7%
Total operating expenses	655,146	632,868	(22,278)	(3.5)%
Reimbursable expenses	33,863	27,092	(6,771)	(25.0)%
General and administrative	117,419	112,604	(4,815)	(4.3)%
Merger-related costs	2,416	26,367	23,951	90.8%
Restructuring costs	985	17,885	16,900	94.5%
Depreciation and amortization	58,062	52,824	(5,238)	(9.9)%
Total costs and expenses	867,891	869,640	1,749	0.2%

Loss on impairment	(24,835)	(90,078)	65,243	nm
Gain (loss) on disposal of assets	1,388	(1,000)	2,388	nm
Earnings (losses) from unconsolidated affiliates, net	(1,413)	866	(2,279)	nm
Operating income (loss)	5,053	(75,122)	80,175	nm

Interest income	144	1,055	(911)	nm
Interest expense	(31,280)	(39,152)	7,872	20.1%
Loss on extinguishment of debt	(124)	(844)	720	nm
Reorganization items, net	(578)	1,984	(2,562)	nm
Loss on sale of subsidiaries	(2,002)	—	(2,002)	nm
Change in fair value of preferred stock derivative liability	—	15,416	(15,416)	nm
Bargain purchase gain	—	81,093	(81,093)	nm
Other, net	25,483	20,457	5,026	24.6%
Total other income (expense), net	(8,357)	80,009	(88,366)	nm
Income (loss) before income taxes	(3,304)	4,887	(8,191)	nm
Income tax expense	(8,034)	(18,736)	10,702	57.1%
Net loss	(11,338)	(13,849)	2,511	18.1%
Net (income) loss attributable to noncontrolling interests	(141)	343	(484)	nm
Net loss attributable to Bristow Group Inc.	$(11,479)	$(13,506)	$2,027	15.0%

Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the applicable periods (in thousands):

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2021	2020
Oil and gas services:
Europe	$281,598	$296,455	$(14,857)	(5.0)%
Americas	251,233	231,648	19,585	8.5%
Africa	45,568	74,309	(28,741)	(38.7)%
Total oil and gas services	578,399	602,412	(24,013)	(4.0)%
Government services(1)	206,619	185,099	21,520	11.6%
Fixed wing services	68,566	51,836	16,730	32.3%
Other services(2)	9,896	18,158	(8,262)	(45.5)%
	$863,480	$857,505	$5,975	0.7%
_________________________
(1)Includes revenues of approximately $19.0 million related to government services that were previously included in the oil and gas and other service lines for the nine months ended December 31, 2020.
(2)Includes Asia Pacific and certain Europe revenues of approximately $9.9 million that were previously included in the oil and gas service line for the nine months ended December 31, 2020.
Current Nine Months compared to Prior Year Nine Months
Operating Revenues. Operating revenues were $6.0 million higher in the nine months ended December 31, 2021 (the "Current Period”) compared to the nine months ended December 31, 2020 (the "Prior Year Period").
Operating revenues from oil and gas services were $24.0 million lower in the Current Period.
Operating revenues from oil and gas services in the Africa region were $28.7 million lower primarily due to lower utilization.
Operating revenues from oil and gas services in the Europe region were $14.9 million lower in the Current Period. Revenues in the U.K. were $20.0 million lower primarily due to lower utilization, partially offset by the strengthening of the British pound sterling relative to the U.S. dollar. Revenues in Norway were $5.1 million higher primarily due to the strengthening of the Norwegian krone relative to the U.S. dollar.
Operating revenues from oil and gas services in the Americas region were $19.6 million higher in the Current Period primarily due to the benefit of the Merger with Era Group Inc. (“the Merger”) in June 2020, partially offset by lower utilization in the U.S. Gulf of Mexico.
Operating revenues from government services were $21.5 million higher in the Current Period primarily due to the strengthening of the British pound sterling relative to the U.S. dollar, the benefit of the Merger and higher utilization.
Operating revenues from fixed wing services were $16.7 million higher in the Current Period primarily due to higher utilization and the strengthening of the Australian dollar relative to the U.S. dollar.
Operating revenues from other services were $8.3 million lower in the Current Period primarily due to the end of oil and gas services in Australia, partially offset by the benefit of the Merger.
Operating Expenses. Operating expenses were $22.3 million higher in the Current Period. Fuel expense was $21.7 million higher primarily due to increased fight hours and higher global fuel prices. Repairs and maintenance costs were $16.8 million higher primarily due to the impact of the Merger, increased flight hours and the timing of repairs. Insurance costs were $2.9 million higher primarily due to insurance deductibles related to Hurricane Ida. These increases were partially offset by lower lease costs of $10.9 million primarily due to aircraft lease returns since the Prior Year Period, lower personnel costs of $5.7 million primarily due to headcount reductions and lower other operating costs of $2.5 million primarily due to a decrease in costs associated with the end of a contract.
General and Administrative. General and administrative expenses were $4.8 million higher primarily due to higher compensation and insurance costs and the absence of certain government grants to fixed wing services.

Merger-related costs. Merger-related costs, which primarily consist of professional services fees and severance costs, were $2.4 million in the Current Period compared to $26.4 million in the Prior Year Period.
Restructuring costs. Restructuring costs were $1.0 million in the Current Period compared to $17.9 million in the Prior Year Period.
Depreciation and Amortization. Depreciation and amortization expenses were $5.2 million higher primarily due to the addition of existing assets to the depreciation and amortization calculation in the Current Period.
Loss on Impairment. During the Current Period, the Company recognized losses on impairment of $24.8 million, consisting of $16.0 million related to Petroleum Air Services (“PAS”), $5.9 million in connection with certain helicopters held for sale and $2.9 million related to H225 helicopter parts inventory. During the Prior Year Period, the Company recognized a loss on impairment of $90.1 million, consisting of $51.9 million related to its investment in Cougar, $18.7 million related to its investment in Líder Táxi Aéreo S.A. (“Líder”), $12.9 million related to the write down of inventory and $6.6 million related to helicopters that were held for sale.
Gain (loss) on Disposal of Assets. During the Current Period, the Company sold 10 aircraft and other equipment resulting in a net gain of $1.4 million. During the Prior Year Period, the Company sold 46 aircraft and other equipment resulting in net losses of $1.0 million.
Earnings (losses) from Unconsolidated Affiliates, net. During the Current Period, the Company recognized losses of $1.4 million from its equity method investments compared to earnings of $0.9 million in the Prior Year Period.
Operating Income (Loss). Operating income as a percentage of operating revenues was 0.6% in the Current Period compared to operating loss as a percentage of operating revenues of (8.8)% in the Prior Year Period. The improvement in operating income as a percentage of operating revenues was primarily due to the reduction in impairment losses, merger-related costs and restructuring costs.
Interest Expense. Interest expense was $7.9 million lower in the Current Period primarily due to lower debt balances.
Reorganization items, net. During the Current Period, the Company recognized losses of $0.6 million related to reorganization items. During the Prior Year Period, the Company recognized a gain of $2.0 million related to the release of the rabbi trust which held investments related to the Company’s non-qualified deferred compensation plan for the Company’s executives.
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

Other Income (Expense), net. Other income, net was $25.5 million in the Current Period compared to $20.5 million in the Prior Year Period. Other income in the Current Period primarily consisted of a bankruptcy-related legal settlement of $9.0 million, government grants to fixed wing services of $8.7 million, insurance proceeds of $4.4 million, a favorable interest adjustment to the Company’s pension liability of $2.0 million and net foreign exchange gains of $1.1 million. Other income, net in the Prior Year Period was primarily due to net foreign exchange gains of $9.2 million, government grants to fixed wing services of $7.6 million, and a favorable interest adjustment to the Company’s pension liability of $2.9 million.

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2021	2020
Foreign currency gains	$1,086	$9,181	$(8,095)
Pension-related costs	1,955	2,851	(896)
Other	22,442	8,425	14,017
Other income (expense), net	$25,483	$20,457	$5,026
Income Tax Benefit (Expense). Income tax expense was $8.0 million in the Current Period compared to $18.7 million in the Prior Year Period. The income tax expense in the Current Period was primarily due to changes in the blend of pre-tax earnings, the tax impact of valuation allowances on the Company’s net losses, deductible business interest expense and the tax impact of the bankruptcy-related legal settlement.
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
Summary of Cash Flows

	Nine Months Ended December 31,
	2021	2020
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$118,277	$60,069
Investing activities	(9,528)	175,505
Financing activities	(59,592)	(141,045)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,774)	4,183
Net increase in cash, cash equivalents and restricted cash	$46,383	$98,712
Operating Activities
Cash flows provided by operating activities were $118.3 million during the nine months ended December 31, 2021 (“Current Year”) compared to $60.1 million during the nine months ended December 31, 2020 (“Prior Year”). Operating income before depreciation, impairment charges, gains or losses on asset dispositions, net and earnings or losses from unconsolidated affiliates, net was $20.1 million higher in the Current Year compared to the Prior Year primarily due to lower Merger-related and restructuring costs.
During the Current Year, changes in working capital provided cash flows of $21.0 million primarily due to a decrease in receivables and an increase in accounts payable, accrued expenses and other liabilities. During the Prior Year, changes in working capital used cash flows of $21.0 million primarily due to an increase in inventory and other assets.
Cash paid for interest expense and income taxes was $17.3 million and $10.5 million, respectively, in the Current Year compared to $25.6 million and $13.0 million, respectively, in the Prior Year.

Investing Activities
During the Current Year, net cash used in investing activities was $9.5 million primarily as follows:
•Capital expenditures of $23.2 million, and
•Cash transferred in the sale of a subsidiary of $0.9 million, partially offset by
•Proceeds of $14.5 million from the sale or disposal of aircraft and other equipment.
During the Prior Year, net cash provided by investing activities was $175.5 million primarily as follows:
•Increase in cash from the Merger of $120.2 million, and
•Proceeds of $66.5 million from the sale or disposal of aircraft and other equipment, partially offset by
•Capital expenditures of $11.2 million.
Financing Activities
During the Current Year, net cash used in financing activities was $59.6 million primarily as follows:
•Share repurchases of $40.6 million,
•Net repayments of debt and redemption premiums of $16.0 million, and
•Payment on debt issuance costs of $3.0 million.
During the Prior Year, net cash used in financing activities was $141.0 million primarily as follows:
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
Our availability of long-term liquidity is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, debt service, capital expenditures and a reasonable return on investment. While demand and oil and natural gas prices have largely recovered, demand is still not back to pre-pandemic levels. There continues to be uncertainty and unpredictability around the extent to which COVID-19 may adversely affect demand for our services, which in turn could affect our business and liquidity. As of December 31, 2021, we had $274.0 million of unrestricted cash and $52.4 million of remaining availability under our amended asset-backed revolving credit facility (the “ABL Facility”) for total liquidity of $326.4 million. Borrowings under the amended ABL Facility are subject to certain conditions and requirements.
As of December 31, 2021, approximately 76% of our total cash balance was held outside the U.S. and is generally used to meet the liquidity needs of our non-U.S. operations. Most of our cash held outside the U.S. could be repatriated to the U.S., and any such repatriation could be subject to additional taxes. If cash held by non-U.S. operations is required for funding operations in the U.S., we may make a provision for additional taxes in connection with repatriating this cash, which is not expected to have a significant impact on our results of operations.
The significant factors that affect our overall liquidity include cash from or used to fund operations, capital expenditure commitments, debt service, pension funding, adequacy of bank lines of credit and the Company’s ability to attract capital on satisfactory terms.

Debt Obligations
Our principal debt balance as of December 31, 2021 was $530.8 million primarily comprised of the 6.875% Senior Notes due in March 2028 and two tranches of the Lombard Debt due December 29, 2023 and January 30, 2024, respectively.
Currently, we believe we are able to meet the maintenance and other covenants in our debt instruments.
Lease Obligations
We have non-cancelable operating leases in connection with the lease of certain equipment, including leases for aircraft, and land and facilities used in our operations. The related lease agreements, which range from non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and can also include renewal options. As of December 31, 2021, aggregate future payments under all non-cancelable operating leases that have initial terms in excess of one year were as follows (in thousands):

	Aircraft	Other	Total
Fiscal year ending March 31,
2022(1)	18,955	3,035	$21,990
2023	65,767	12,355	78,122
2024	51,621	10,118	61,739
2025	33,014	8,109	41,123
2026	6,814	7,140	13,954
Thereafter	1,161	20,909	22,070
	$177,332	$61,666	$238,998
____________________
(1)Reflects the amounts for the remaining three months of the fiscal year ending March 31, 2022.
During the three and nine months ended December 31, 2021, we recognized $25.9 million and $80.6 million of operating lease expense, respectively. During the three and nine months ended December 31, 2020, we recognized $29.8 million and $92.0 million of operating lease expense, respectively.
Cash paid for amounts included in the measurement of lease liabilities during the nine months ended December 31, 2021 and 2020 was $71.0 million and $89.6 million, respectively.
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

	2022	2023	2024	2025 and Beyond
Aircraft type:
S-92	2	2	11	13
AW189	—	1	—	—
AW139	3	1	2	—
Fixed wing / UAV	1	7	2	—
	6	11	15	13
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

As of December 31, 2021, we had unfunded capital commitments of $80.4 million, consisting primarily of agreements to purchase helicopters, including three AW189 heavy helicopters and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered in fiscal year 2023 through 2025. Delivery dates for the AW169 helicopters have yet to be determined. In addition, we had outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery in fiscal years 2024 through 2026.
These commitments are payable beginning in fiscal year 2022, and $68.4 million of our capital commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability other than aggregate liquidated damages of approximately $1.9 million. If we do not exercise our rights to cancel these capital commitments, we expect to finance the remaining acquisition costs for these helicopters through a combination of cash on hand, cash provided by operating activities, asset sales and financing options.
Selected Financial Information on Guarantors of Securities
On February 25, 2021, Bristow Group Inc. (“the Parent”) issued its 6.875% Senior Notes due 2028 (the “6.875% Senior Notes”). The 6.875% Senior Notes, issued under an indenture, are fully and unconditionally guaranteed as to payment by a number of subsidiaries of the Parent (collectively, the “Guarantors”). The Parent is a holding company with no significant assets other than the stock of its subsidiaries. In order to meet its financial needs and obligations, the Parent relies exclusively on income from dividends and other cash flow from such subsidiaries. The subsidiary guarantees provide that, in the event of a default on the 6.875% Senior Notes, the holders of the 6.875% Senior Notes may institute legal proceedings directly against the Guarantors to enforce the guarantees without first proceeding against the Parent.
None of the non-Guarantor subsidiaries of the Parent are under any direct obligation to pay or otherwise fund amounts due on the 6.875% Senior Notes or the guarantees, whether in the form of dividends, distributions, loans or other payments. If such subsidiaries are unable to transfer funds to the Parent or Guarantors and sufficient cash or liquidity is not otherwise available, the Parent or Guarantors may not be able to make principal and interest payments on their outstanding debt, including the 6.875% Senior Notes or the guarantees. We believe the following selected financial information of the Guarantors presents a sufficient financial position of Bristow Group Inc. to continue to fulfill its obligations under the requirements of the 6.875% Senior Notes. This selected financial information should be read in conjunction with the accompanying consolidated financial statements and notes (amounts shown in thousands).

	December 31, 2021	March 31, 2021
Current assets	$789,111	$798,189
Non-current assets	$2,085,064	$1,686,646
Current liabilities	$531,630	$224,078
Non-current liabilities	$800,498	$1,112,490

	Three Months Ended December 31, 2021	Nine Months Ended December 31, 2021
Total revenues	$115,668	$327,479
Operating income (expense)	$28,880	$40,798
Net income (loss)	$26,592	$36,328
Net income (loss) attributable to Bristow Group	$26,581	$36,273
Critical Accounting Policies and Estimates
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of the Annual Report on Form 10-K for a discussion of our critical accounting estimates. There have been no material changes to our critical accounting policies and estimates provided since the Annual Report on Form 10-K.
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
Item 4.    Controls and Procedures.
With the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management evaluated, with reasonable assurance, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the three months ended December 31, 2021:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2021 - October 31, 2021	—	$—	—	$24,999,300
November 1, 2021 - November 30, 2021	—	$—	—	$24,999,300
December 1, 2021 - December 31, 2021	—	$—	—	$24,999,300

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.
Item 6.    Exhibits
The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description of Exhibit
10.1*	Amendment Agreement, dated as of December 8, 2021, among Bristow Aircraft Leasing Limited, Lombard North Central Plc and the other parties thereto.
10.2*	Amendment Agreement, dated as of December 8, 2021, among Bristow U.S. Leasing LLC, Lombard North Central Plc and the other parties thereto.
31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.
31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant.
32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document.
†	Compensatory Plan or Arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ Jennifer D. Whalen
Jennifer D. Whalen Senior Vice President and Chief Financial Officer

By:	/s/ Richard E. Tatum
Richard E. Tatum Vice President and Chief Accounting Officer
DATE: February 3, 2022