Form 10-K
period 2022-03-31
Bristow Group Inc.
filed 2022-05-31
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-K
________________________________________
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	001-35701
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware		72-1455213
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

3151 Briarpark Drive, Suite 700
Houston,	Texas	77042
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s telephone number, including area code:
(713) 267-7600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	VTOL	NYSE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes     ☐ No
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☒ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☑	☐	☐	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
The aggregate market value of the voting stock of the registrant held by non-affiliates as of September 30, 2021 was $739,571,514. The total number of shares of common stock, par value $0.01 per share, outstanding as of May 24, 2022 was 28,299,453. The Registrant has no other class of common stock outstanding.

BRISTOW GROUP INC.
FORM 10-K

Item 15.	Exhibits and Financial Statement Schedules	64

Item 16.	Form 10-K Summary	65

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements about our future business, strategy, operations, capabilities and results; financial projections; plans and objectives of our management; expected actions by us and by third parties, including our customers, competitors, vendors and regulators, and other matters. Some of the forward-looking statements can be identified by the use of words such as “believes”, “belief”, “forecasts”, “expects”, “plans”, “anticipates”, “intends”, “projects”, “estimates”, “may”, “might”, “will”, “would”, “could”, “should” or other similar words; however, all statements in this Annual Report on Form 10-K, other than statements of historical fact or historical financial results, are forward-looking statements.
Our forward-looking statements reflect our views and assumptions on the date we are filing this Annual Report on Form 10-K regarding future events and operating performance. We believe that they are reasonable, but they involve significant known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks, uncertainties and factors that could cause or contribute to such differences, include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed in Part I, Item 1A, “Risk Factors” of this report and those discussed in other documents we file with the SEC. Accordingly, you should not put undue reliance on any forward-looking statements.
You should consider the following key factors when evaluating these forward-looking statements:
•public health crises, such as pandemics (COVID-19) and epidemics, and any related government policies and actions;
•any failure to effectively manage, and receive anticipated returns from, acquisitions, divestitures, investments, joint ventures and other portfolio actions;
•our inability to execute our business strategy for diversification efforts related to government services, offshore wind, and advanced air mobility;
•our reliance on a limited number of customers and the reduction of our customer base as a result of consolidation and/or the energy transition;
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
•the possibility of significant changes in foreign exchange rates and controls;
•potential effects of increased competition and the introduction of alternative modes of transportation and solutions;
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
•the possibility that portions of our fleet may be grounded for extended periods of time or indefinitely;
•the existence of operating risks inherent in our business, including the possibility of declining safety performance;
•the possibility of political instability, war or acts of terrorism in any of the countries where we operate;
•the possibility that reductions in spending on aviation services by governmental agencies could lead to modifications of our search and rescue (“SAR”) contract terms with governments, our contracts with the Bureau of Safety and Environmental Enforcement (“BSEE”) or delays in receiving payments under such contracts;
•the effectiveness of our environmental, social and governance initiatives;
•the impact of supply chain disruptions and inflation and our ability to recoup rising costs in the rates we charge to our customers; and
•our reliance on a limited number of helicopter manufacturers and suppliers.
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
General
Bristow Group Inc. is the leading global provider of innovative and sustainable vertical flight solutions. We primarily provide aviation services to a broad base of major integrated, national and independent energy companies. We also provide commercial search and rescue (“SAR”) services in multiple countries and public sector SAR services in the United Kingdom (“U.K.”) on behalf of the Maritime & Coastguard Agency (“MCA”). Additionally, we offer fixed wing transportation and other aviation related solutions. Our energy customers charter our helicopters primarily to transport personnel to, from and between onshore bases and offshore production platforms, drilling rigs and other installations.
Our core business of providing aviation services to leading global energy companies and public and private sector SAR services provides us with geographic and customer diversity which helps mitigate risks associated with a single market or customer. We currently have customers in Australia, Brazil, Canada, Chile, the Dutch Caribbean, Guyana, India, Mexico, the Netherlands, Nigeria, Norway, Spain, Suriname, Trinidad, the U.K and the United States (“U.S.”).
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
Era Merger
On January 23, 2020, Era Group Inc. (“Era”), Ruby Redux Merger Sub, Inc., a wholly owned subsidiary of Era (“Merger Sub”) and Bristow Group Inc. (“Old Bristow”) entered into an Agreement and Plan of Merger, as amended on April 22, 2020 (the “Merger Agreement”). On June 11, 2020, the merger (the “Merger”) contemplated by the Merger Agreement was consummated and Merger Sub merged with and into Old Bristow, with Old Bristow continuing as the surviving corporation and as a direct wholly owned subsidiary of Era. Following the Merger, Era changed its name to Bristow Group Inc., and Old Bristow changed its name to Bristow Holdings U.S. Inc. Unless the context otherwise indicates, in this Annual Report on Form 10-K, references to:
•the “Company”, “Combined Company,” “Bristow Group”, “Bristow”, “we”, “us” and “our” refer to the entity currently known as Bristow Group Inc. and formerly known as Era Group Inc., together with all of its current subsidiaries;
•“Old Bristow” refers to the entity formerly known as Bristow Group Inc. and now known as Bristow Holdings U.S. Inc., together with its subsidiaries prior to the consummation of the Merger; and
•“Era” refers to Era Group Inc. (currently known as Bristow Group Inc., the parent of the Combined Company) and its subsidiaries prior to consummation of the Merger.
The Company’s fiscal year ends March 31, and fiscal years are referenced based on the end of such period. Therefore, the fiscal year ended March 31, 2022 is referred to as “fiscal year 2022”. Bristow Group’s principal executive office is located at 3151 Briarpark Drive, Suite 700, Houston, Texas 77042, and its telephone number is (713) 267-7600. Bristow Group’s website address is www.bristowgroup.com. The reference to Bristow Group’s website is not intended to incorporate the information on the website into this Annual Report on Form 10-K.

Chapter 11 Proceedings and Emergence from Chapter 11
On May 11, 2019 (the “Petition Date”), Old Bristow and certain of its subsidiaries (collectively the “Debtors”) filed voluntary petitions (the “Chapter 11 Cases”) in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”). On August 1, 2019, the Debtors filed with the Bankruptcy Court their Joint Chapter 11 Plan of Reorganization, and on August 20, 2019, the Debtors filed their Amended Joint Chapter 11 Plan of Reorganization (as further modified on August 22, 2019, the “Amended Plan”) and the related Disclosure Statement (as further modified on August 22, 2019, the “Amended Disclosure Statement”). On October 8, 2019, the Bankruptcy Court entered an order approving the Amended Disclosure Statement and confirming the Amended Plan. The effective date of the Amended Plan (the “Effective Date”) occurred on October 31, 2019 at which point the Debtors emerged from the Chapter 11 Cases. Upon Old Bristow’s emergence from the Chapter 11 Cases, Old Bristow adopted fresh-start accounting in accordance with provisions of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) No. 852, “Reorganizations” (“ASC 852”), which resulted in Old Bristow becoming a new entity for financial reporting purposes on the Effective Date. In this Annual Report on Form 10-K, references to:
•“Predecessor” refers to Old Bristow on and prior to October 31, 2019; and
•“Successor” refers to the reorganized Old Bristow on and after November 1, 2019 until completion of the Merger and after completion of the Merger refers to the Combined Company.
Segment, Markets and Seasonality
Aviation services, the single segment in which we conduct our business, is deployed from four regions: Europe, Americas, Africa and Asia Pacific. The current principal markets for our aviation services are in Australia, Brazil, Guyana, the Netherlands, Nigeria, Norway, Suriname, Trinidad, the U.K and the U.S. Gulf of Mexico. In addition, we currently have customers in Canada, Chile, India, Mexico and Spain.
Global demand for helicopters in support of offshore oil and gas services is affected by offshore exploration and production. The activity levels are affected by prevailing and anticipated oil and gas prices and price volatility, all of which influence capital spending decisions by our customers. Historically, the prices for oil and gas and, consequently, the level of activity in the offshore energy industry, have been volatile and subject to a variety of factors beyond our control, including but not limited to customer assessments of offshore drilling prospects compared with land-based opportunities, including oil sands and shale formations; customer assessments of cost, geological opportunity and political stability in host countries; worldwide supply of and demand for oil and natural gas; the price and availability of alternative fuels; the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing; the level of production of non-OPEC countries; the relative exchange rates for the U.S. dollar; and various U.S. and international government policies regarding exploration and development of oil and gas reserves.
Today, we generate a majority of our operating revenues from contracts supporting our energy customers’ offshore production operations, which have long-term transportation requirements. Production activities are typically less cyclical than exploration and development activities. Production platforms remain in place over the long-term and are relatively unaffected by economic cycles, as the marginal cost of operation is low. The remainder of our oil and gas revenues primarily comes from transporting personnel to, from and between offshore drilling rigs. Deepwater activity continues to be a significant segment of the global offshore oil and gas markets and typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the energy companies using relatively conservative assumptions relating to oil and gas prices.
Global demand for helicopters in support of government services, such as SAR, is subject to a nation’s willingness to outsource such services and capital spending decisions.
For the fiscal year ended March 31, 2022, approximately 67% of our total operating revenues were derived from oil and gas services, including emergency response services, provided to customers primarily engaged in offshore energy exploration, development and production activities. Accordingly, our results of operations are, to a large extent, tied to the level of offshore exploration, development and production activity by energy companies. In the fiscal year ended March 31, 2022, approximately 24% of our total operating revenues were derived from government services, and approximately 9% were derived from fixed wing and other services.

Europe
We are one of the largest providers of aviation services in the North Sea, where there are harsh weather conditions and geographically concentrated offshore facilities. Our North Sea operations are subject to seasonality as drilling activity is lower during the winter months due to harsh weather and shorter days. Our customers in this region are primarily international, independent and major integrated energy companies.
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
Netherlands. In January 2022, we were awarded a 10-year government SAR helicopter contract by the Netherlands Defense Materiel Organization (“DMO”). Services under this contract are expected to commence in November 2022.
Americas
We are one of the largest providers of aviation services in North America with a strong presence in a number of Latin American countries. Our operations in the U.S. are subject to seasonality where fewer hours of daylight in the winter months may result in fewer flight hours.
U.S. Markets. We are one of the largest providers of aviation services in the U.S. Gulf of Mexico, which is a major offshore energy exploration, development and production region and one of the largest oil and gas aviation markets in the world. Our customer base in the U.S. Gulf of Mexico consists primarily of international, independent and major integrated energy companies and the U.S. government. In general, the months of December through February in the U.S. Gulf of Mexico have more days of adverse weather conditions than the other months of the year. Additionally, June through November is tropical storm season in the U.S. Gulf of Mexico. During a tropical storm, we are unable to operate in the area of the storm, however, flight activity may increase immediately before and after a storm due to the evacuation and return of offshore workers.
Brazil. Brazil has one of the largest deepwater offshore exploration, development and production areas in the world. We currently operate from a network of bases strategically located in Brazil providing aviation services to offshore platforms.
Guyana. With numerous ongoing offshore exploration and development operations, Guyana is becoming one of the largest deepwater offshore exploration sites in the region. We provide offshore aviation services and SAR services.
Trinidad. For over a century, Trinidad has had considerable oil and gas exploration activity on land and in shallow waters. We provide offshore aviation services and SAR services to our customers in the region.
Latin America, Other. In addition to our operations in Brazil and Guyana, we operate helicopters in Suriname, and we lease helicopters and provide technical support to air operators in Chile and Mexico.
Canada. We own a 25% voting interest and a 40% economic interest in Cougar Helicopters Inc. (“Cougar”), a major aviation services provider in Canada. Cougar’s operations are primarily focused on serving the offshore energy industry off Canada’s Atlantic coast and in the Arctic.

Africa
Nigeria. We provide aviation services to the offshore energy industry in Nigeria where the market place for our services is predominantly concentrated in the oil rich shallow waters of the Niger Delta area and in support of deepwater exploration. We also provide fixed wing services in the Africa region offering end-to-end transportation services principally for oil and gas industry customers. Operations in Nigeria are subject to seasonality as the Harmattan, a dry and dusty trade wind, blows between the end of December and the middle of February. At times when the heavy amount of dust in the air severely limits visibility, our aircraft are unable to operate.
Egypt. We own a 25% interest in Petroleum Air Services (“PAS”), an Egyptian corporation that provides helicopter and fixed wing transportation to the offshore energy industry as well as spare fixed wing capacity chartered to tourism operators in Egypt.
Asia Pacific
Australia. We own a regional fixed wing operator (“Airnorth”), based in Darwin, North Territory, Australia, focused on providing both charter and scheduled services targeting the energy and mining industries in Northern and Western Australia as well as international services to Dili, Timor-Leste.
India. We lease helicopters and provide technical support to an operator serving the offshore oil and gas industry.
Equipment and Services
We own and operate three classes of helicopters:
•Heavy helicopters, which have twin engines, typical passenger capacity of 16 to 19, and approximately 500 mile range, are primarily used in support of the deepwater offshore energy industry, frequently in harsh environments or in areas with long distances from shore, such as those in the U.S. Gulf of Mexico, Brazil and the North Sea. Heavy helicopters are also used to support SAR operations.
•Medium helicopters, which have twin engines, typical passenger capacity of 12, and approximately 450 mile range, are primarily used to support the offshore energy industry, SAR operations, utility services and corporate uses.
•Light helicopters, which may have single or twin engines, typical passenger capacity of four to seven, and approximately 300-325 mile range, are used to support a wide range of activities, including the offshore energy industry, utility services and corporate uses.
As of March 31, 2022, our total fleet consisted of 229 aircraft, of which 213 were helicopters. Our helicopters consist of 86 heavy helicopters, 83 medium helicopters, 14 light twin engine helicopters and 30 light single engine helicopters. Our fleet also includes 14 fixed wing aircraft and two unmanned aerial vehicles (“UAV”).

The following table identifies the types of aircraft that comprise our fleet and the number of those aircraft in our fleet as of March 31, 2022.

	Number of Aircraft
Type	Owned Aircraft	Leased Aircraft	Aircraft Held For Sale	Consolidated Aircraft	Maximum Passenger Capacity	Average Age (years)(1)
Heavy Helicopters:
S-92	39	27	—	66	19	12
H225	—	—	2	2	19	11
AW189	17	1	—	18	16	6
	56	28	2	86
Medium Helicopters:
AW139	51	6	—	57	12	11
S-76 C+/C++	16	—	—	16	12	14
S-76D	8	—	—	8	12	8
B212	2	—	—	2	12	40
	77	6	—	83
Light—Twin Engine Helicopters:
AW109	4	—	—	4	7	15
EC135	10	—	—	10	6	13
	14	—	—	14
Light—Single Engine Helicopters:
AS350	17	—	—	17	4	24
AW119	13	—	—	13	7	15
	30	—	—	30

Total Helicopters	177	34	2	213		13
Fixed wing	6	8	—	14
UAV	—	2	—	2
Total Fleet	183	44	2	229
______________________
(1)Reflects the average age of helicopters that are owned.

The chart below presents the number of aircraft in our fleet and their distribution among the regions in which we operate, the number of helicopters we had on order and the percentage of operating revenues each of our regions provided as of March 31, 2022.

	Percentage of Fiscal Year 2022 Operating Revenues	Helicopters				UAV	Fixed Wing
		Heavy	Medium	Light Twin	Light Single			Total (1)
Europe	56%	62	12	—	3	2	—	79
Americas	32%	20	56	14	27	—	—	117
Asia Pacific	6%	—	1	—	—	—	12	13
Africa	6%	4	14	—	—	—	2	20
Total	100%	86	83	14	30	2	14	229
Aircraft not currently in fleet:
On order		3	—	5	—	—	—	8
_____________
(1)Includes 44 leased aircraft as follows:

	Leased Aircraft in Consolidated Fleet
	Helicopters				UAV	Fixed Wing
	Heavy	Medium	Light Twin	Light Single			Total
Europe	26	2	—	—	2	—	30
Americas	2	2	—	—	—	—	4
Asia Pacific	—	1	—	—	—	6	7
Africa	—	1	—	—	—	2	3
Total	28	6	—	—	2	8	44

The management of our fleet involves a careful evaluation of the expected demand for helicopter services across global markets and the types of helicopters needed to meet this demand. As offshore oil and gas exploration, development and production moves to deeper water, more heavy and medium helicopters and newer technology helicopters may be required. Heavy and medium helicopters fly longer distances at higher speeds and can carry heavier payloads than light helicopters and are usually equipped with sophisticated avionics permitting them to operate in more demanding weather conditions and difficult climates. Heavy and medium helicopters are most commonly used for crew changes on large offshore production facilities and drilling rigs servicing the oil and gas industry and for SAR operations. See “Item 2. Properties” in this Annual Report on Form 10-K for discussion on our bases and operating facilities.
Aviation Operating Certificates
Globally, we provide and operate aircraft under contracts using an Air Operator’s Certificate (“AOC”), typically issued by the relevant country’s applicable regulatory agency. In certain markets, local regulations may require us to partner with another operator, through an alliance or joint venture, who maintains an AOC compliant with the local regulatory requirements. For operating contracts, we are required to provide a complete support package including flight crews, helicopter maintenance and management of flight operations. When we lease helicopters to other operators, our customers generally handle the operational support, although in a few instances we do provide technical support, personnel and/or training.
As of March 31, 2022, we maintained 9 AOC’s in 10 different countries to facilitate our operations.
Customers and Contractual Arrangements
Our principal customers in the markets in which we operate are international, independent and major integrated energy companies and government agencies. During the fiscal year ended March 31, 2022, our top ten customers accounted for approximately 66% of operating revenues, and the combined revenues from DfT, Equinor ASA and ConocoPhillips Co. accounted for 38% of our operating revenues.

We contract the majority of our helicopters primarily through master service agreements, subscription agreements, day-to-day contract arrangements, fixed-term noncancellable contracts and dry-leases. Master service agreements and subscription agreements typically require a fixed monthly fee plus incremental payments based on flight hours flown. These agreements have fixed terms ranging from one month to ten years and generally may be canceled without penalty upon 30-365 days’ notice and may also include escalation provisions allowing annual rate increases. Customarily, these contracts do not commit our customers to acquire specific amounts of services or minimum flight hours and permit our customers to decrease the number of helicopters under contract with a corresponding decrease in the fixed monthly payments without penalty. Day-to-day charter arrangements require either a rate for each hour flown with a minimum number of hours to be charged or a daily fixed fee plus an hourly rate based on hours flown.
Our fixed wing services are generally provided through scheduled charter service or regular public transport service. We also provide services to customers on an “ad hoc” basis, which usually entails a shorter notice period and shorter contract duration. Regular public transport service is provided through established daily or weekly flight schedules and is based upon individual ticket sales to customers.
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
Competitive Conditions
The aviation services industry is highly competitive throughout the world. Customers tend to rely heavily on existing relationships and seek operators with established safety records and knowledge of the operating environment. In most instances, customers charter aircraft on the basis of competitive bidding, and typically an operator must have an acceptable safety record, demonstrated reliability and suitable equipment to bid for work. Upon bidders meeting these criteria, customers typically make their final choice based on operational experience, helicopter preference, aircraft availability, the quality and location of operating bases, customer service, professional reputation and price. Incumbent operators typically have a competitive advantage in the bidding process based on their relationship with the customer, knowledge of the site characteristics and existing facilities to support the operations. In addition, while not the predominant practice, customers may also fulfill their needs by establishing their own flight departments or by facilitating the entry of a new operator in the regions where we operate.
Globally, our primary competitors are CHC Group LLC, NHV Group, Omni Helicopters International, S.A. and PHI, Inc. (“PHI”). We may also face competition from a number of smaller operators which vary by region.
Environmental, Social and Governance
Bristow’s vision is to lead the world in innovative and sustainable vertical flight solutions and we are committed to leading responsibly. Along with our commitment to safe and reliable operations, we have a corporate social responsibility program and focus on environmental responsibility through daily practices as further described in the following sections. Our Environmental, Social, and Governance Committee of the Board of Directors (the “ESG Committee”) oversees our sustainability initiatives, which include, but are not limited to, prioritizing efforts to reduce our environmental footprint, increasing transparency for our stakeholders, and ensuring our social responsibility program continues to provide value for our employees and the community.
Environmental and Social Initiatives
Bristow seeks to play a positive role in the communities where we operate by conducting our operations in a way that respects the environment and surrounding communities. Additionally, through Bristow Uplift, our social responsibility program, we align our business practices with social investments and work to build strong community relationships that will have a positive impact on our communities and create long-term value for our business.
Environmental Initiatives — In fiscal year 2021, Bristow was one of the first vertical lift operators in the U.K. to obtain International Organization for Standards (ISO) 14001 certification, which certifies that our U.K. operations have an environmental management system in place that monitors, manages, and delivers continuous improvement at our bases of operations. In fiscal year 2022, Brazil passed an ISO 14001 audit continuing their certification that was obtained in 2018, and we began working to obtain ISO 14001 certification for other operating bases throughout our global footprint. We also have undertaken proactive measures to reduce aircraft emissions and reduce the environmental impact of our operations by monitoring operational practices to reduce our time running the aircraft on the ground, utilizing a fleet of modern and regularly maintained aircraft supported by the latest technologies, such as flight planning software for payload management, and by partnering with our customers to maximize seat utilization, thus reducing the number of flights required. Additionally, we encourage and assist our engine manufacturers, aircraft manufacturers, our customers and other stakeholders to be early and leading adopters of sustainable aviation fuels as we encourage wider availability by our fuel suppliers. We are also transitioning to using more electric ground support vehicles in our operations and have partnered with manufacturers to assist with the development of electric vertical takeoff and landing and short takeoff and landing aircraft.
Bristow Uplift — The five pillars of this program: Education, the Underserved, Health and Wellness, Diversity, and Sustainability; outline areas that we can align all of our social investment initiatives to. Bristow also matches certain employee donations to philanthropic organizations around the world. Through these efforts, we support building strong community relationships through the causes that are most important to our employees, ultimately creating long-term value for our business.
Human Rights — Through our Code of Business Integrity (“COBI”), we have committed to upholding the principles of the United Nations Universal Declaration of Human Rights and standards such as nondiscriminatory treatment, voluntary employment, freedom of association, minimum wage, anti-harassment, prohibiting forced or child labor, and maintaining a healthy and safe work environment. We have adopted an Antislavery and Human Trafficking Policy that is applicable to our employees. The policy prohibits any use of slavery or human trafficking in Bristow’s supply chain, and as a condition of doing business with Bristow, we require all suppliers of aircraft, parts, and components to agree to comply with our COBI.
Safety, Industry Hazards and Insurance
The safety of our passengers and the maintenance of a safe working environment for our employees is our number one core value and highest operational priority. We have a strong safety culture committed to zero accidents and zero harm. It is owned by each employee and led by our President and Chief Executive Officer, who is responsible for setting the tone at the top. This culture is exemplified by our status as a founding member of HeliOffshore. Aviation services are potentially hazardous and may result in incidents or accidents. Challenges to safe operations include unanticipated adverse weather conditions, fires, human factors, and mechanical failures that may result in death or injury to personnel, damage to equipment, and other environmental or property damage. We are also subject to regulation by OSHA and comparable state agencies, whose purpose is to protect the health and safety of workers. Failure to comply with these agencies’ requirements can lead to the imposition of penalties.
Technology and Standards — Bristow’s fleet is configured with the latest safety equipment, including Traffic Collision Avoidance Systems (TCAS), Enhanced Ground Proximity Warning Systems (EGPWS) or Helicopter Terrain Awareness and Warning Systems (HTAWS), Automatic Dependent Surveillance- Broadcast (ABS-B), Helicopter Flight Data Monitoring Systems (HFDM), Health and Usage Monitoring Systems (HUMS), satellite communication and flight following systems, and forward facing tail cameras. During the fiscal year 2022, we also enhanced our mass emergency communication system, which we expect will allow for digital incident management to be adopted in fiscal year 2023, and completed the integration of the company safety information system (BeSAFE) in Brazil, Suriname and the U.S. Gulf of Mexico.
Systems and Processes — Our safety, legal, and compliance departments oversee our adherence with government regulations, customer safety requirements and safety standards within our organization, the standardization of our base operating procedures and the proper training of our employees. A key to maintaining our strong safety record is developing and retaining highly qualified, experienced, and well-trained employees. We conduct extensive safety training on an ongoing basis and develop, implement, monitor, and continuously improve our safety management system to proactively manage risk and support the physical safety and mental wellness of our employees. Additionally, we have implemented supporting safety programs that include, among many other features, (i) transition and recurrent training using full-motion flight simulators and other flight training devices, (ii) a FAA approved flight data monitoring program (“FDM”) and (iii) health and usage monitoring systems (“HUMS”), which automatically monitor and report on vibrations and other anomalies on key components of certain helicopters in our fleet.

Culture — Our safety culture and the implementation of the Target Zero program is modeled by each employee and led by our President and Chief Executive Officer, who is responsible for setting the tone at the top. Under COBI, all employees are empowered, and actively encouraged by management, to challenge unsafe acts and conditions, including by exercising his or her “STOP WORK” authority, and participate in safety improvements by the Company. Our strong safety culture is further exemplified by our status as a founding member of HeliOffshore, an organization dedicated to collaboration across the offshore helicopter industry to improve safety around the world.
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
Diversity and Inclusion — We are committed to attracting and retaining high-performing employees through a diverse talent base and evaluating and promoting throughout our organization based on skills and performance. This is reinforced through our policy under our COBI to provide equal opportunity for everyone in recruiting, hiring, developing, promoting and compensating without regard to race, color, religion, sex, sexual orientation, national origin, citizenship, age, marital status, veteran status or disability. Our workforce is represented by 37 nationalities globally, approximately 25% of our U.S. employees are veterans and approximately 18% of our workforce are women, with 38% serving in management level roles and with half of our executive management team represented by women. In addition, we have racial and ethnic diversity across our global operations.
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
As of March 31, 2022, we employed 2,916 individuals, including 757 pilots and 773 mechanics. We consider our relations with our employees to be good.
As of March 31, 2022, approximately 60% our employees were covered by union or other collective bargaining agreements. Negotiations over annual salary or other labor matters could result in higher personnel or other costs or increased operational restrictions or disruptions. Furthermore, a failure to reach an agreement on certain key issues could result in strikes, lockouts or other work stoppages.

The following table sets forth our main employee groups and status of the collective bargaining agreements:

Country	Employee Group	Representatives	Status of Agreement	Approximate Number of Employees Covered by Agreement as of March 31, 2022
Australia	Airnorth Pilots	Airnorth Pilots	Agreement expired in June 2006. Currently rolled over annually	52
Brazil	Brazil Pilots	National Aeronaut Union (SNA)	Agreement expires in November 2022	59
Brazil	Brazil Engineers and Employees in Rio de Janeiro (administrative and management)	Employee’s Union of the Air Service of Rio de Janeiro (SIMARJ)	Agreement expires in November 2022	72
Brazil	Brazil Employees Air Service in Cabo Frio Airport (admin, general maintenance, ground support, management)	National Union of Air Service Employees (SNAV)	Agreements expire in November 2022	67
Nigeria	Nigeria Junior and Senior Staff	National Union of Air Transport Employee (NUATE)s; Air Transport Services Senior Staff Association of Nigeria (ATSSSAN)	Agreements expired in March 2021	18
Nigeria	Nigeria Pilots and Engineers	Nigerian Association of Airline Pilots and Engineers	Agreements expired in March 2021	72
Norway	Bristow Norway Engineers	Bristow Norge Teknisk Forening (BNTF)	Agreement expires in September 2023	138
Norway	Bristow Norway Pilots	Bristow Norway Rygerforening (BNF)	Agreement expired in March 2022	173
Norway	Bristow Norway Administration, Rescuemen and Traffic Ops	Bristow Norway Teknisk Adminitrativ Forening (BNTAF), Bristow Norway Redningsmenn (BNR) Bristow Norway Operations Parat (BNOP) and Bristow Norway Operations (BNO)	Agreements expired in March 2022	94
Trinidad	Trinidad Fitters and Handlers	Oilfield Workers’ Trade Union (OWTU)	Agreement expires in May 2022	31
U.K.	U.K. Pilots, and Technical Crew	British Airline Pilots Association (BALPA)	Agreement expires in March 2023	337
U.K.	U.K. Engineers and Staff	UNITE	Agreement expired in March 2022	500
U.K.	Humberside Airport Staff	UNITE/Unison	No expiry date	108

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
United Kingdom
Our operations in the U.K. are subject to the Civil Aviation Act 1982 and other similar English statutes and regulations. We carry persons and property in our aircraft pursuant to an operating license and route license issued by the Civil Aviation Authority (the “CAA”). The holder of an operating license must meet the criteria of Regulation (EC) 1008/2008, as amended and incorporated into U.K. law by the Operation of Air Services (Amendment etc.) (EU Exit) Regulations. These criteria include, inter alia, an air carrier’s financial fitness, the adequacy of its insurance, and the fitness of the persons who will manage the air carrier. To operate under our route license, the company through which we conduct operations in the U.K., BHL, must be majority owned and controlled by U.K. nationals.
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
We are obligated to comply with U.K. and Export Controls and Economic Sanctions regulations that may restrict the export of designated items to certain persons or destinations. A variety of penalties, both criminal and civil, may be imposed for breaches of these regulations.
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
Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the FAA and the FAA has issued an operating certificate to the operator. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. An operating certificate may be granted only to a citizen of the U.S. For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. if no less than 75% of its voting interests are owned or controlled by U.S. citizens, its president is a U.S. citizen, two-thirds or more of the directors are U.S. citizens and it is under the actual control of U.S. citizens. If persons other than U.S. citizens should come to own or control more than 25% of our voting interest or if any of the other requirements are not met, we have been advised that our aircraft could be subject to deregistration under the Federal Aviation Act, and we might lose our ability to operate within the U.S. Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct certain operations within our Americas region operations. Therefore, our organizational documents provide for the automatic reduction of voting rights of shares of our outstanding voting capital stock owned or controlled by non-U.S. citizens, to the extent necessary to comply with these requirements. As of March 31, 2022, we believe that non-U.S. citizens owned less than 25% of our outstanding common stock. Given the limited trading of our common stock, our foreign ownership may fluctuate on each trading day, which may result in the reduction of voting rights of shares held by non-U.S. citizens in excess of the 25% threshold pursuant to our organizational documents.
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
We are subject to the International Traffic in Arms Regulations (“ITAR”), which controls the export and import of defense-related articles, services and technical data. ITAR dictates that information and material pertaining to defense and military related technologies may only be shared with U.S. persons or organizations unless authorization from the U.S. State Department is received or a special exemption is used. We are also subject to the Export Administration Regulations (the “EAR”) that control the export of commercial and “dual use” goods. Persons or organizations subject to U.S. jurisdiction may incur heavy fines if they violate ITAR or the EAR.
Brazil
In Brazil, an operator must be licensed by the National Agency for Civil Aviation. Any change in the licensing requirements could affect the licenses of Bristow Taxi Aéreo S.A (“Bristow Brazil”). Our ability to conduct our helicopter operating business in Brazil is dependent on our ability to maintain the licenses and AOC of our operating entity, Bristow Brazil.
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
Environmental
Our business is subject to international and U.S. federal, state and local laws and regulations relating to environmental protection and occupational safety and health and highly dependent on the offshore oil and gas industry which is also subject to such laws and regulations, including those that govern the discharge of oil and pollutants into navigable waters. Certain of our business operations, including the operation and maintenance of aircraft, require that we use, store and dispose of materials that are subject to environmental regulation. Failure to comply with these environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties, and we may become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. We may also be subject to civil claims arising out of a pollution event. Certain environmental laws and regulations may expose us to strict, joint and several liability relating to releases of hazardous materials or contamination conditions regardless of whether we were responsible, and even if our operations were in compliance with all applicable laws and regulations at the time they were conducted. In addition, the operations of our customers in the oil and gas exploration, development and production industry are regulated by environmental laws and regulations that may restrict their activities and may result in reduced demand for our services. To date, such laws and regulations have not had a material adverse effect on our business, financial condition and results of operations.
These laws include the federal Water Pollution Control Act, also known as the Clean Water Act, which imposes restrictions on the discharge of pollutants to the navigable waters of the U.S. In addition, because our operations generate and, in some cases, involve the transportation of hazardous wastes, we are subject to the federal Resource Conservation and Recovery Act, which regulates the use, generation, transportation, treatment, storage and disposal of certain hazardous and non-hazardous wastes. Under the Comprehensive Environmental Response, Compensation and Liability Act, referred to as CERCLA or the Superfund law, and certain comparable state laws, strict, joint and several liability can be imposed without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the current and former owner and operator of a contaminated site where a hazardous substance release occurred and any company that transported, disposed of or arranged for the transport or disposal of hazardous substances, even from inactive operations or closed facilities, in connection with such contaminated sites. In addition, neighboring landowners or other third parties may file claims for personal injury, property damage and recovery of response cost. We own, lease, and operate properties and facilities that, in some cases, have been used for industrial activities for many years. Hazardous substances, wastes, or hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations where such substances have been taken for disposal. In addition, some of these properties have been operated by third parties or by previous owners whose treatment, storage and disposal or release of such substances was not under our control. These properties and the substances and wastes disposed or released on them may be subject to CERCLA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial activities to prevent future contamination.
We believe that our operations are currently in material compliance with all environmental laws and regulations. We do not expect that we will be required to make capital expenditures in the near future that are material to our financial position or operations to comply with environmental laws and regulations; however, given the longer term trend of more expansive and stringent environmental laws and regulations, we cannot predict the ultimate cost of complying with these laws and regulations. There can be no assurance, however, that any future laws, regulations or requirements, or that any discharge or emission of pollutants by us (or our customers) will not have a material adverse effect on our business, financial position or our results of operations.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Officers of Bristow Group serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of Bristow Group as of May 24, 2022 were as follows:

Name	Age	Position
Christopher Bradshaw	45	President and Chief Executive Officer
David Stepanek	56	Executive Vice President, Sales and Chief Transformation Officer
Alan Corbett	64	Senior Vice President, Europe, Africa, Middle East, Asia & Australia & SAR
Crystal Gordon	43	Senior Vice President, General Counsel, Head of Government Affairs, and Corporate Secretary
Jennifer Whalen	48	Senior Vice President, Chief Financial Officer
Richard Tatum	44	Vice President, Chief Accounting Officer
Christopher Bradshaw has served as a Director and our President and Chief Executive Officer since June 2020. He previously served as President and Chief Executive Officer of Era from November 2014 to June 2020 and Chief Financial Officer from October 2012 to September 2015. Mr. Bradshaw was appointed a director of Era in February 2015. He served as Era’s Acting Chief Executive Officer from August 2014 to November 2014. From 2009 until 2012, Mr. Bradshaw served as Managing Partner and Chief Financial Officer of U.S. Capital Advisors LLC, an independent financial advisory firm that he co-founded. Prior to co-founding U.S. Capital Advisors LLC, Mr. Bradshaw was an energy investment banker at UBS Securities LLC, Morgan Stanley & Co., and PaineWebber Incorporated. He received a degree in Economics and Government from Dartmouth College.
David Stepanek has served as our Executive Vice President, Sales and Chief Transformation Officer since April 2021. In this role, Mr. Stepanek has responsibility for the transformation of the Company’s business mix through strategic diversification into new markets. Mr. Stepanek served as our Executive Vice President, Chief Operating Officer from June 2020 until March 2021. He previously served as Senior Vice President, Business Development of Era when he joined Era in January 2020. From 2010 through 2019, Mr. Stepanek held positions within PHI, Inc., most recently having served as President, PHI Americas, responsible for the overall performance and direction of PHI’s U.S. and international operations in the Western Hemisphere. Before becoming President PHI Americas, he served as PHI, Inc. Chief Commercial Officer and led the company’s growth in the U.S. Gulf of Mexico and international expansion including the acquisition of HNZ Group’s offshore helicopter business. PHI filed for Chapter 11 bankruptcy protection in March 2019 in order to reorganize. PHI successfully emerged from bankruptcy in September 2019. Before joining PHI in 2010, Mr. Stepanek held a variety of leadership positions at Era. After four years’ service in the U.S. Marine Corps as a heavy lift helicopter avionics technician, Mr. Stepanek moved to Sikorsky as an avionics technician and field service representative; he was subsequently promoted and contributed to the sales and product development of the S-76 and S-92 aircraft, amongst many other roles.
Alan Corbett has served as our Senior Vice President for Europe, Africa, Middle East, Asia, Australia and Search and Rescue since June 2020. Mr. Corbett is responsible for the Company’s operations in Australia, Nigeria, Norway and the U.K. Mr. Corbett is also responsible for the Company’s SAR operations. Mr. Corbett served in a similar role at Old Bristow from June 2018 to June 2020. He previously served as Old Bristow’s Vice President, EAMEA from June 2017 to June 2018. Before that, he served as Old Bristow’s Region Director of the Europe Caspian Region from April 2015 to June 2017 and Region Director of the Europe Business Unit (EBU) from August 2014 to March 2015, in which capacities he had commercial and operational oversight of the region, including the successful transition to a fully Bristow-operated U.K. SAR service. Old Bristow filed for Chapter 11 bankruptcy protection in May 2019 in order to reorganize. Old Bristow successfully emerged from bankruptcy in October 2019. Prior to joining Old Bristow in August 2014, Mr. Corbett worked since 1985 in a number of management positions with Baker Hughes Incorporated, including vice president positions in the Middle East, Asia Pacific and Africa, most recently serving as Vice President, Sub Sahara Africa from 2011 to 2014.
Crystal Gordon has served as our Senior Vice President, General Counsel, Head of Government Affairs, and Corporate Secretary since June 2020. In this role, Ms. Gordon is responsible for legal, compliance, government affairs, insurance risk management, and contract review and management. Previously, she served as Senior Vice President, General Counsel & Chief Administrative Officer for Era when she joined in January 2019. From 2011 through 2018, Ms. Gordon served as the Executive Vice President, General Counsel and Corporate Secretary of Air Methods Corporation, an emergency air medical company operating over 400 aircraft throughout the U.S. Prior to her appointment at Air Methods Corporation, Ms. Gordon worked in private practice as a corporate and securities lawyer with Davis, Graham and Stubbs LLP, in Denver, Colorado. Ms. Gordon served in several compliance roles in the financial services industry prior to attending law school. She attended the University of Denver for law school and received a bachelor’s degree in biology from Santa Clara University.
Jennifer Whalen has served as our Senior Vice President, Chief Financial Officer since June 2020. In this role, Ms. Whalen is responsible for company accounting, financial reporting, investor relations, strategy and M&A, tax, information technology (IT) and other financial aspects of the Company. Previously, she served as the Senior Vice President, Chief Financial Officer for Era since February 2018. Ms. Whalen served as Era’s Vice President and Chief Accounting Officer from August 2013 until her appointment as Vice President, Acting Chief Financial Officer in June 2017. Ms. Whalen joined Era as Controller in April 2012. From August 2007 to March 2012, she served in several capacities at nLIGHT Photonics Corporation, a supplier of high-performance lasers, including as Director of Accounting. Prior to these roles, she served as the Manager of Accounting at InFocus Corporation for over two years. After serving in the U.S. military, Ms. Whalen started her career in public accounting in the assurance practice group at PricewaterhouseCoopers for approximately five years. She received a B.S. in Accounting from Alabama A&M University and a master’s degree in Accounting from the University of Southern California.
Richard Tatum has served as our Vice President, Chief Accounting Officer since November 2021. Mr. Tatum is the principal accounting officer responsible for the Company’s accounting operations, financial reporting, and other financial aspects of the Company. Mr. Tatum previously served at Pacific Drilling as Senior Vice President, Chief Accounting Officer from August 2017 until its merger with Noble Corporation in April 2021. He served at Pacific Drilling as Vice President, Controller from March 2014 to July 2017, and as Director of Financial Reporting from October 2010 to February 2014. From February 2009 to August 2010, Richard was the Director Financial Reporting at Frontier Drilling USA, Inc. He began his career as an auditor with Grant Thornton LLP, where he held a variety of roles with increasing responsibilities, his most recent position being a Manager in Grant Thornton’s National Professional Standards Group. He has a bachelor’s degree in Business Administration and a master’s degree in Professional Accounting from the University of Texas at Austin and is a Certified Public Accountant.
Where You Can Find More Information
We are required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). Unless otherwise stated herein, these filings are not deemed to be incorporated by reference in this report. All of our filings with the SEC will be available once filed, free of charge, on our website, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Form DEF-14A and any amendments to those reports. These reports and amendments will be available on our website as soon as reasonably practicable after we electronically file the reports or amendments with the SEC. The reference to our website is not intended to incorporate the information on the website into this Annual Report on Form 10-K. These reports and filings are also available on the SEC's website at www.sec.gov. In addition, our Corporate Governance Guidelines and other policies, and the Board of Directors’ Audit Committee, Compensation Committee and Environmental, Social and Governance Committee charters are available, free of charge, on our website or in print for stockholders.

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
Risks Related to Our Business
•failure to effectively manage acquisitions, divestitures, investments, joint ventures and other portfolio actions could adversely impact our operating results. In addition, any businesses or assets that we acquire in the future may underperform;
•impact of public health crises, such as pandemics (COVID-19) and epidemics, and any related government policies;
•inadequate or unfavorable sources of capital funding;
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
•our operations are subject to weather-related and seasonal fluctuations;
•significant operations in the U.S. Gulf of Mexico may be adversely impacted by hurricanes and other adverse weather conditions;
•failure to effectively and timely address the energy transition; and
•failure to attract, train and retain skilled personnel.
Risks Related to Our Customers and Contracts
•a focus by our customers on cost-saving measures rather than quality of service;
•our industry is highly competitive and cyclical, with intense price competition;
•we depend on a small number of customers for a significant portion of our revenues;
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
•increasing complexity and costs incurred to comply with new local content regulation;
•environmental regulations and liabilities;
•U.S. and foreign social, political, regulatory and economic conditions as well as changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. government;
•legal compliance risks, including anti-corruption statutes;
•impact of increasing privacy and data obligations;
•actions taken by governmental agencies, such as the Department of Commerce, the Department of Transportation and the FAA, and similar agencies in the other jurisdictions in which we operate; and
•changes in effective tax rates, taxation of our foreign subsidiaries or adverse outcomes resulting from examination of our tax returns.
Risks Related to Our Common Stock and Corporate Structure
•our stock price may fluctuate significantly;
•securities analyst coverage or lack of coverage may have a negative impact on our stock price;
•provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law may discourage, delay or prevent a change of control of our business or changes in our management;
•regulations limit foreign ownership of our business, which could reduce the price of our common stock and cause owners of our common stock who are not U.S. persons to lose their voting rights; and
•our certificate of incorporation includes a forum selection clause, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
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

Risks Related to Our Business
In order to support our business, we may require additional capital in the future that may not be available to us.
Our business is capital intensive, and to the extent we do not generate sufficient cash from operations, we will need to raise additional funds to, among other things, purchase new equipment and maintain currently owned equipment. Adequate sources of capital funding may not be available when needed, or may not be available on favorable terms. If we raise additional debt financing, we will incur additional interest expense and the terms of such debt may be at less favorable rates than existing debt and could require the pledge of additional assets as security or subject us to financial and/or operating covenants that affect our ability to conduct our business. The issuance of additional equity or equity-linked capital could have the effect of diluting current stockholders. If funding is insufficient at any time in the future, we may be unable to acquire additional aircraft, take advantage of business opportunities, fund operating losses or respond to competitive pressures, any of which could harm our business, financial condition and results of operations. See discussion of our capital commitments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources—Contractual Obligations and Capital Commitments.”
We may undertake one or more significant corporate transactions that may not achieve their intended results, may adversely affect our financial condition and our results of operations or result in unforeseeable risks to our business.
We continuously evaluate the acquisition or disposition of operating businesses and assets and may in the future undertake one or more of such transactions. Any such transaction could be material to our business and could take any number of forms, including mergers, joint ventures and the purchase of equity interests. The consideration for such acquisitive transactions may include, among other things, cash, common stock or equity interests in us or our subsidiaries, or a contribution of equipment to obtain equity interests, and in conjunction with a transaction we might incur additional indebtedness. We also routinely evaluate the benefits of disposing of certain of our assets.
These transactions may present significant risks such as insufficient revenues to offset liabilities assumed, potential loss of significant revenues and income streams, increased or unexpected expenses, inadequate return of capital, costs associated with additional regulatory or compliance issues, risks relating to retaining key employees, customers and supply and vendor relationships of acquired businesses, the triggering of certain covenants in our debt agreements (including accelerated repayment), risks relating to the integration of operations, workforce and technology, managing tax and foreign exchange exposure, transaction-related litigation and unidentified issues not discovered in due diligence. Further, as we look to diversify into new markets, such as offshore wind and advanced air mobility, acquisitions of assets operating in such sectors could present risks related to operating new lines of business or in new geographies. In addition, such transactions could distract management from current operations. As a result of the risks inherent in such transactions, we cannot guarantee that any such transaction will ultimately result in the realization of its anticipated benefits or that it will not have a material adverse effect on our business, financial condition and results of operations. If we were to complete such an acquisition, disposition, investment or other strategic transaction, we may require additional debt or equity financing that could result in a significant increase in our amount of debt and our debt service obligations or the number of outstanding shares of our common stock, thereby diluting holders of our common stock outstanding prior to such acquisition.
The proposed cessation or loss of representativeness of the LIBOR benchmark may adversely affect financial markets and our ability to raise future indebtedness in a cost effective manner.
On March 5, 2021, the Financial Conduct Authority in the U.K. issued an announcement on the future cessation or loss of representativeness of the London Interbank Offered Rate (“LIBOR”) benchmark settings published by ICE Benchmark Administration. That announcement confirmed that LIBOR will either cease to be provided by any administrator or will no longer be representative after December 31, 2021 for all non-USD LIBOR reference rates, and for certain short-term USD LIBOR reference rates, and after June 30, 2023 for other reference rates. We replaced LIBOR as the benchmark for the secured equipment term loans with Lombard North Central Plc, a part of the Royal Bank of Scotland (the “Lombard Debt”) with a new reference rate, the Sterling Overnight Interbank Average Rate (“SONIA”). In connection with the amendment and restatement of our ABL Facility on May 20, 2022, we replaced LIBOR as the benchmark rate for borrowings in applicable currencies: SONIA for borrowings denominated in Sterling; the euro interbank offering rate for borrowings denominated in Euros and the term overnight secured financing rate for borrowings denominated in Dollars. The overall financial market and the ability to raise future indebtedness in a cost-effective manner may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market could have an adverse effect on our results of operations and liquidity.
Our operations involve a degree of inherent risk, some of which may not be covered by our insurance and may increase our operating costs or adversely affect our liquidity.
The operation of helicopters and fixed wing aircraft inherently involves a substantial degree of risk. Hazards such as harsh weather and marine conditions, mechanical failures, facility fires, spare parts damage, pandemic outbreaks, human error, crashes and collisions are inherent risks in our business and may result in personal injury, loss of life, damage to property and equipment, suspension or reduction of operations, reduced number of flight hours, the grounding of the aircraft involved in the incident or an entire fleet of the same aircraft type, or insufficient ground facilities or spare parts to support operations. In addition to any loss of property or life, our revenues, profitability and margins could be materially affected by an accident or asset damage.
We, or third parties operating our aircraft, may experience accidents or damage to our assets in the future. These risks could endanger the safety of both our own and our customers’ personnel, equipment, cargo and other property, as well as the environment. If any of these incidents were to occur with equipment or other assets that we need to operate or lease to third parties, we could experience loss of revenues, termination of charter contracts, higher insurance rates and damage to our reputation and customer relationships. In addition, to the extent an accident occurs with aircraft we operate or to assets supporting operations, we could be held liable for resulting damages.
Certain models of aircraft that we operate, or have operated in the past, such as the Eurocopter H225, have also experienced accidents while operated by third parties. If other operators experience accidents with aircraft models that we operate or lease, obligating us to take such aircraft out of service until the cause of the accident is rectified, we could lose revenues and customers. In addition, safety issues experienced by a particular model of aircraft could result in customers refusing to use that particular aircraft model or a regulatory body grounding that particular aircraft model. The value of the aircraft model might also be permanently reduced in the market if the model were to be considered less desirable for future service and the inventory for such aircraft may be impaired, leading to impairment and similar changes.
We attempt to protect ourselves against financial losses and damage by carrying insurance, including hull and liability, general liability, workers’ compensation, employers’ liability, auto liability and property and casualty insurance. Our insurance coverage is subject to deductibles and maximum coverage amounts, and we do not carry insurance against all types of losses, including business interruption. We cannot assure you that our existing coverage will be sufficient to protect against all losses, that we will be able to maintain our existing coverage in the future or that the premiums will not increase substantially. We also carry insurance for war risk, expropriation and confiscation of the aircraft we use in certain of our international operations. Future terrorist activity, risks of war, accidents, extreme weather events, or other events could increase our insurance premiums. The loss of any insurance coverage, inadequate coverage from our liability insurance, the payment of significant deductibles or substantial increases in future premiums could have a material adverse effect on our business, financial condition and results of operations.
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
Accidents or disasters could impact customer or passenger confidence in a particular fleet type, we or the air transportation services industry as a whole and could lead to a reduction in customer contracts, particularly if such accidents or disasters were due to a safety fault in a type of aircraft used in our fleet. In addition, the loss of aircraft as a result of accidents could cause significant adverse publicity and the interruption of air services to our customers, which could adversely impact our reputation, operations and financial results.

Our diversification efforts into other aviation services may prove unsuccessful.
Our business has traditionally been significantly dependent upon the level of offshore oil and gas exploration, development and production activity. Although we, through the Merger and organic growth initiatives, continue to diversify into other aviation services, including SAR services, and we believe that additional government services contracts, prospective offshore wind projects and advanced air mobility present attractive growth and diversification opportunities, the effect of any downturn in the oil and gas industry would nevertheless negatively impact our financial results in future periods. While diversification into other aviation services is intended over the long term to grow the business, offset the cyclical nature of the underlying oil and gas business and transition our customer base away from traditional oil and gas activities, we cannot be certain that benefits associated with those other lines of business will be realized at any point or that the costs of entry into such other lines of business, including non-economic costs such as management focus on such new lines of business instead of or in addition to our core business, won’t ultimately exceed the benefit derived from these businesses.
Failure to effectively and timely address the energy transition or adequately implement and communicate our environmental, social and governance initiatives could adversely affect our business, results of operations and cash flows.
Our long-term success depends on our ability to effectively address the energy transition and adequately implement our environmental, social and governance initiatives, which will require, among other things, reducing emissions and the environmental impact of our existing operations, integrating electric aircraft and ground support vehicles, adapting to potentially changing government requirements and customer preferences, as well as engaging with our customers to develop solutions to decarbonize oil and gas operations. If the energy transition landscape changes faster than anticipated or in a manner that we do not anticipate, demand for our services could be adversely affected. Furthermore, if we fail or are perceived to not effectively implement an energy transition strategy or our environmental, social and governance initiatives, or if investors or financial institutions shift funding away from companies in fossil fuel-related industries, our access to capital or the market for our securities could be negatively impacted. Additionally, we may experience diminished reputation or sentiment, an inability to attract and retain talent and/or a loss of customers or vendors.
A decline in market demand for specific helicopter models in our fleet could materially adversely affect our business, financial condition and results of operations should any problems specific to these particular models occur.
If the market demand for helicopter models in our fleet declines, if such models experience technical difficulties or if such models are involved in operational incidents, it could cause a diminution in value of the affected models or the inability to provide services with such model without significant expense or at all. In addition, the bankruptcy or shutdown of a helicopter operator or lessor with a large fleet of such helicopter models may result in an oversupply of such models being made available to the market, which could reduce the rates earned by, and/or the value of, such helicopter models. A significant decline in value of such models that is other than temporary could result in an impairment to the carrying value of our helicopter fleet. The occurrence of any of these events could materially adversely affect our business, financial condition or results of operations.
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
•the level of support provided by manufacturers; and
•changes in regulation or competition from other air transport companies and other modes of transportation.
Due to the surplus of particular models of aircraft in the market, such as the S-92, the fair market value of certain of our helicopters has declined in recent periods and may decline further in the future. A decline in helicopter values could result in asset impairment charges, breaches of loan covenants or lower proceeds upon helicopter sales, any of which could have a material adverse effect on our business, financial condition and results of operations.
The COVID-19 pandemic and related economic repercussions may in the future result in a decrease in the price of and demand for oil, which may cause a decrease in the demand for our services.
The COVID-19 pandemic caused a significant and swift reduction in global economic activity during 2020, which significantly weakened demand for oil and gas, and in turn, the demand for our services. Other effects of the pandemic included, and may continue to include, significant volatility and disruption of the global financial markets; supply chain disruptions and inflationary pressure; employee impacts from illness; community response measures; and temporary closures of the facilities of our customers and suppliers. While the prices of and demand for crude oil have recovered from the lows seen in the initial stages of the pandemic, the pandemic is continuously evolving, and the extent to which our operating and financial results will continue to be affected will depend on various factors beyond our control, such as the ultimate duration, severity and sustained geographic resurgence of the virus; the emergence of new variants and strains of the virus; and the success of actions to contain the virus and its variants, or treat its impact, such as the availability and acceptance of vaccines. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also aggravate our other risk factors described in this Form 10-K. Although we have not experienced any significant disruptions as a result of any new COVID-19 variants, the COVID-19 pandemic may materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.
We face risks related to actual or threatened health epidemics, pandemics or other major health crises, which could significantly disrupt our business.
Our business could be impacted adversely by the effects of public health epidemics, pandemics or other major heath crises (which are referred to collectively for purposes of this paragraph as public health crises). Actual or threatened public health crises may have a number of adverse impacts, including volatility in the global economy, impacts to our customers’ business operations, or significant disruptions in the markets we serve, caused by a variety of factors such as quarantines, closures, or other government-imposed restrictions, any of which could adversely impact our business, operations, financial condition and operating results.
Disruptions in the political, regulatory, economic, and social environments of the countries in which we operate could adversely affect our financial condition, results of operations and cash flows.
We generate revenues in 14 countries across the world. Our non-U.S. operations accounted for approximately 82% and 84% of our consolidated operating revenues in fiscal years ended March 31, 2022 and 2021, respectively. Instability and unforeseen changes in any of the markets in which we operate could result in business disruptions that may have an adverse effect on the demand for our products and services or our financial condition, results of operations or cash flows.
These factors include, but are not limited to, the following:
•uncertain or volatile political, social and economic conditions;
•exposure to expropriation, nationalization, deprivation or confiscation of our assets or the assets of our customers, or other governmental actions;
•social unrest, acts of terrorism, war or other armed conflict;
•public health crises and other catastrophic events, such as the COVID-19 pandemic;
•confiscatory taxation or other adverse tax policies;
•theft of, or lack of sufficient legal protection for, proprietary technology and other intellectual property;
•deprivation of contract rights;
•trade and economic sanctions or other restrictions imposed by the U.K. the United States or other regions or countries that could restrict or curtail our ability to operate in certain markets;
•unexpected changes in legal and regulatory requirements, including changes in interpretation or enforcement of existing laws;
•restrictions on the repatriation of income or capital;

•currency exchange controls;
•inflation; and
•currency exchange, rate fluctuations and devaluations.
For example, there has been continuing political and social unrest in Nigeria, where we derived 6% and 9% of our gross revenues during the fiscal years ended March 31, 2022 and 2021, respectively. Future unrest or legislation in Nigeria or our other operating regions could adversely affect our business, financial condition and results of operations in those regions. We cannot predict whether any of these events will continue to occur in Nigeria or occur elsewhere in the future.
In addition, our operations in Nigeria and Guyana are subject to the Nigerian Oil and Gas Industry Content Development Act, 2010 (the “Nigerian Content Development Act”) and the recently enacted Guyana Local Content Act 2021, respectively. Both the Nigerian Content Development Act and the Guyana Local Content Act 2021 (together, the “Local Content Acts”) require that our customers select service providers having greater “local content” in the respective region. Further, the local authorities in both jurisdictions monitor compliance with the Local Content Acts and can penalize companies that do not meet local content requirements. Finally, we are required under the Guyana Local Content Act 2021 to procure a certain percentage of our services from local Guyanese companies and submit compliance reports evidencing compliance with such procurement obligations.
Additionally, due to the Covid-19 pandemic, markets in regions of the world where we operate, such as Nigeria, contracted significantly and such markets have generally rebounded and may continue to rebound at a slower pace than the United States.
We are highly dependent upon the level of activity in the North Sea and the U.S. Gulf of Mexico, which are mature exploration and production regions.
For the fiscal years ended March 31, 2022 and 2021 approximately 47% and 47% respectively, of our gross revenues were derived from aviation services provided to oil and gas customers operating in the North Sea and the U.S. Gulf of Mexico. The North Sea and the U.S. Gulf of Mexico are mature exploration and production regions that have undergone substantial seismic survey, exploration and production activity for many years. Because a large number of oil and gas properties in these regions have already been drilled, additional prospects of sufficient size and quality that make economic sense especially in a depressed commodity price environment, could be more difficult to identify. The ability of our customers to produce sufficient quantities to support the costs of exploration in different basins could impact the level of future activity in these regions. In the future, production may decline to the point that such properties are no longer economic to operate, in which case, our services with respect to such properties will no longer be needed. Oil and gas companies may not identify sufficient additional drilling sites to replace those that become depleted. In addition, the U.S. government’s exercise of authority under the Outer Continental Shelf Lands Act, as amended, to restrict the availability of offshore oil and gas leases together with the U.K. government’s exercise of authority could adversely impact exploration and production activity in the U.S. Gulf of Mexico and the North Sea, respectively. Further, actions of the Biden administration could negatively impact oil and gas operations in the U.S. in and favor of renewable energy projects.
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

Credit risk also arises on our trade receivables when a customer cannot meet its obligation to us. To mitigate trade credit risk, we have developed credit policies that include the review, approval and monitoring of new customers, annual credit evaluations and credit limits. There can be no assurance that our risk mitigation strategies will be effective and that credit risk will not adversely affect our financial condition and results of operations.
In addition, the majority of our customers are engaged in oil and gas production, exploration and development. For the fiscal year ended March 31, 2022, we generated approximately 67% of our consolidated operating revenues from oil and gas operations. This concentration could impact our overall exposure to credit risk because changes in economic and industry conditions that adversely affect the oil and gas industry could affect the credit worthiness of many of our customers. We generally do not require and do not have the leverage to obtain letters of credit or other collateral to support our trade receivables. Accordingly, a continued or additional downturn in the economic condition of the oil and gas industry could adversely impact our ability to collect our receivables and thus impact our business, financial condition and results of operations.
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
Inflation may adversely affect us by increasing costs beyond what we can recover through price increases and limit our ability to enter into future traditional debt financing.
Inflation has adversely affected us by increasing costs of critical components, aircraft and equipment, labor, and other services we may rely on, and continued inflationary pressures could prevent us from operating at capacity, decreasing our revenues or having an adverse effect on our profitability. In addition, inflation is often accompanied by higher interest rates. Such higher interest rates may affect our ability to enter into future traditional debt financing, as high inflation may result in an increase in cost to borrow.
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
We operate in countries with foreign exchange controls including Brazil and Nigeria. These controls may limit our ability to repatriate funds from our international operations and unconsolidated affiliates or otherwise convert local currencies into U.S. dollars. These limitations could adversely affect our ability to access cash from these operations. As of March 31, 2022, approximately 54% of our total cash balance was held outside the U.S.

Our dependence on a small number of helicopter manufacturers and lessors poses a significant risk to our business and prospects, including when we seek to grow our business.
We contract with a small number of manufacturers and lessors for most of our aircraft expansion, replacement and leasing needs. If any of the manufacturers face production delays due to, for example, natural disasters, pandemics, labor strikes or availability of skilled labor, we may experience a significant delay in the delivery of previously ordered aircraft. During these periods, we may not be able to obtain orders for additional aircraft with acceptable pricing, delivery dates or other terms. Also, we have operating leases for a portion of our helicopters. The number of companies that provide leasing for helicopters is limited. If any of these leasing companies face financial setbacks, we may experience delays or restrictions in our ability to lease aircraft.
Delivery delays or our inability to obtain acceptable aircraft orders or lease aircraft have from time to time adversely affected, and could adversely affect in the future, our revenues and profitability and could jeopardize our ability to meet the demands of our customers and grow our business.
A shortfall in availability of aircraft components and parts required for maintenance and repairs of our helicopter and fixed wing aircraft and supplier cost increases, particularly as a result of supply chain and logistics disruptions that began during the COVID-19 pandemic and the resulting inflationary environment, has adversely affected us and could continue to adversely affect us.
In connection with the required maintenance and repairs performed on our aircraft in order for them to stay fully operational and available for use in our operations, there are a limited number of suppliers, vendors and OEMs we are able to fly on (such as Sikorsky Commercial Inc., Milestone Aviation Group, General Electric Aviation Inc. and Leonardo Spa) for the supply and overhaul of components fitted to our aircraft. These vendors have historically worked at or near full capacity supporting the aircraft production lines and the maintenance requirements of various government and civilian aircraft operators that may also operate at or near capacity in certain industries, including operators such as us who support the energy industry. Such conditions can result in backlogs in manufacturing schedules and some parts being in limited supply from time to time, which could have an adverse impact upon our ability to maintain and repair our aircraft. Additionally, such suppliers have been and may continue to be impacted by supply chain and logistics disruptions that began during the COVID-19 pandemic, which disruptions have resulted in delays in parts delivery for our aircraft and increased costs for such parts. To the extent that these suppliers also supply parts for aircraft used by governments in military operations, parts delivery for our aircraft may be further delayed in favor of those deliveries. Because of the limited number of alternative suppliers, vendors and OEMs (and in certain cases, the lack thereof), any such supply chain disruptions could adversely impact our ability to perform timely maintenance and repairs or perform such maintenance and repairs economically. Our inability to perform timely maintenance and repairs, or perform such maintenance and repairs economically, has resulted and may continue to result in our aircraft being underutilized, which could have an adverse impact on our operating results and financial condition. Furthermore, our operations in remote locations, where delivery of these components and parts could take a significant period of time, may also impact our ability to maintain and repair our aircraft. While every effort is made to mitigate such impact, we expect this to pose a risk to our operating results. Additionally, supplier cost increases for critical aircraft components and parts as a result of the current inflationary environment also pose a risk to our operating results. As certain of our contracts are long-term in nature, cost increases may not be able to be passed on to our customers until the contracts are up for renewal.
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
•the number and location of new drilling concessions granted by foreign governments; and
•our ability to integrate new models of aircraft into our fleet and operate new lines of business to support our diversification initiatives.
If we are unable to continue to operate, establish new lines of business, or retain contracts in international markets, our operations may not grow, and our future business, financial condition and results of operations may be adversely affected.
Labor problems, including our inability to negotiate acceptable collective bargaining or union agreements with certain of our employees could adversely affect us.
Many of our employees are represented under collective bargaining or union agreements, some of which have expired or will expire in one year or less. During fiscal year ended 2023, we expect to enter renegotiation discussions relating to a majority of expiring collective bargaining or union agreements covering approximately 60% of our employees. There can be no assurance that we will be able to negotiate the terms of any expired or expiring agreement on terms that are acceptable to us. Although we consider our relations with our employees to be generally satisfactory, we may experience strikes, work stoppages or other slowdowns by the affected workers. Furthermore, our employees who are not covered under a collective bargaining agreement may become subject to labor organizing efforts. If our unionized workers engage in an extended strike, work stoppage or other slowdown, other employees elect to become unionized, existing labor agreements are renegotiated or future labor agreements contain terms that are unfavorable to us, we could experience a significant disruption of our operations or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.
Our business requires employees with significant technical skills; therefore, we would be adversely affected if it were unable to employ sufficient numbers of qualified employees to maintain its operations.
Our success depends on our ability to attract and retain skilled personnel, specifically our pilots and mechanics. The competition for pilots and mechanics is fiercely competitive, and we compete with major Part 121 air carriers and the emergency air medical industry to attract and retain such talent.
Additionally, many of our customers require pilots with very high levels of flight experience. The market for these experienced and highly-trained personnel is competitive and may become more competitive. Accordingly, we cannot assure you that we will be successful in our efforts to attract and retain such personnel. Some of our pilots, mechanics and other personnel, as well as those of our competitors, are members of military reserves who have been, or could be, called to active duty. If significant numbers of such personnel are called to active duty, it could reduce the supply of such workers and likely increase our labor costs. Further, the addition of new aircraft types to our fleet or a sudden change in demand for a specific aircraft type, as happened with the Sikorsky S-92 aircraft type in response to the H225 grounding, may require us to retain additional pilots, mechanics and other flight-related personnel.
Our operations are subject to weather-related and seasonal fluctuations. In particular, our operations in the Gulf of Mexico have experienced an increase in frequency and severity of hurricanes, which may continue to adversely affect our costs, the well-being of our employees and ability to operate.
Certain of our operations are subject to harsh weather conditions and seasonal factors. Poor visibility, high wind, heavy precipitation, sandstorms, hurricanes and volcanic ash can affect the operation of helicopters and fixed wing aircraft and result in a reduced number of flight hours. A significant portion of our operating revenues and profits related to oil and gas exploration, development and production activity is dependent on actual flight hours, and a substantial portion of our operating expenses is fixed. Thus, prolonged periods of harsh weather can have a material adverse effect on our business, financial condition and results of operations. In addition, severe weather patterns, including those resulting from climate change, could affect the operation of helicopters and fixed wing aircraft and result in a reduced number of flight hours, which may have a material adverse effect on our business, financial condition and results of operations.

The fall and winter months in the Northern hemisphere have fewer hours of daylight, particularly in the North Sea, and flight hours are generally lower at these times, typically resulting in a reduction in operating revenues during those months. Although some of our helicopters are equipped to fly at night, we generally do not do so except in SAR operations. In addition, drilling activity in the North Sea is less active during the winter months than the rest of the year. Anticipation of harsh weather during this period causes many oil and gas companies to limit activity during the winter months. Accordingly, our reduced ability to operate in harsh weather conditions and darkness may have a material adverse effect on our business, financial condition and results of operations.
The Harmattan, a dry and dusty West African trade wind, blows in Nigeria between the end of December and the middle of February. The heavy amount of dust in the air can severely limit visibility and block the sun for several days, similar to a heavy fog. We are unable to operate aircraft during these harsh conditions.
In the U.S. Gulf of Mexico, the months of December through March typically have more days of harsh weather conditions than the other months of the year. Heavy fog during those months often limits visibility and flight activity. In addition, in the U.S. Gulf of Mexico, operations may continue to be impacted by hurricanes and tropical storms from June through November. The U.S. Gulf of Mexico experienced several significant hurricanes in 2021, 2020 and 2019, which some weather analysts believe is consistent with a period of greater hurricane activity. During a tropical storm, hurricane or cyclone, we are unable to operate in the area of the storm. However, flight activity may increase immediately before and after a storm due to the evacuation and return of offshore workers. In addition, as a significant portion of our facilities are located along the coast of these regions, extreme weather may continue to cause substantial damage to our property in these locations, including possibly aircraft. For example, in August 2021, we experienced a prolonged displacement of operations and incurred costs related to the temporary relocation of our operations in Louisiana following damage to our aircraft and facilities as a result of Hurricane Ida. Additionally, we incur costs in evacuating our aircraft, personnel and equipment prior to tropical storms, hurricanes and cyclones.
Consequently, flight hours may be lower during these periods, resulting in reduced operating revenues, which may have a material adverse effect on our business, financial condition and results of operations.
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
The helicopter and fixed wing businesses are highly competitive throughout the world. Chartering of such aircraft is often done on the basis of competitive bidding among those providers having the necessary equipment, operational experience and resources. Factors that affect competition in our industry include price, quality of service, operational experience, record of safety, quality and type of equipment, aircraft availability, customer relationship and professional reputation. Additionally, certain of our competitors have undercut us by reducing rates to levels not acceptable to us.
Our industry has historically been cyclical and is affected by the volatility of oil and gas price levels. There have been periods of high demand for our services, followed by periods of low demand for our services. Changes in commodity prices can have a significant effect on demand for our services, and periods of low activity intensify price competition in the industry and often result in lower utilization rates for our aircraft, including potentially being idle for long periods of time.

We have several significant competitors in the North Sea, Nigeria, the U.S. Gulf of Mexico and Brazil, and a number of smaller local competitors in other markets. Certain of our customers have the capability to perform their own air transportation operations or give business to our competitors should they elect to do so, which has a limiting effect on our rates.
As a result of significant competition, we must continue to provide safe, reliable and efficient service and we must continue to evolve our technology or we will lose market share, which could have a material adverse effect on our business, financial condition and results of operations due to the loss of a significant number of our customers or termination of a significant number of our contracts.
We depend on a small number of customers for a significant portion of our revenues.
We derive a significant amount of our revenues from our U.K. SAR contract, as well as from a small number of offshore energy companies. Our loss of one of these significant customers, if not offset by sales to new or other existing customers, could have a material adverse effect on our business, financial condition and results of operations. See discussion of our customers and contractual arrangements in the “Business” section of this Annual Report.
Our contracts often can be terminated or downsized by our customers without penalty.
Many of our fixed-term contracts contain provisions permitting early termination by the customer at their convenience, generally without penalty, and with limited notice requirements. In addition, many of our contracts permit our customers to decrease the number of aircraft under contract with a corresponding decrease in the fixed monthly payments without penalty. As a result, you should not place undue reliance on the strength of our customer contracts or the terms of those contracts.
Our U.K. SAR contract can be terminated and is subject to certain other rights of the DfT.
Our U.K. SAR contract, which accounted for approximately 21% of our revenues for the fiscal year ended March 31, 2022, allows the DfT to cancel the contract for any reason upon notice and payment of a specified cancellation fee based on the number of bases reduced as a result of the exercise and the timing of the exercise. Prior to any cancellation or termination of the contract, the DfT may also invite tenders to award a contract for the SAR services we provide to a replacement contractor. The DfT has invited tenders due in the summer of 2021 for these services following the expiration of our current U.K. SAR contract in 2026.
Additionally, the U.K. SAR contract grants the DfT the option to require us to transfer to the DfT, at termination or expiration, either the lease or the ownership of some or all of the helicopters and ground facilities that service the U.K. SAR contract. The DfT may alternatively require that we or the owner, as the case may be, transfer the lease or ownership of the helicopters and ground facilities to any replacement service provider. If the DfT wishes to transfer ownership, it must pay a specified option exercise fee based on the value of the helicopters. If the DfT wishes to transfer the lease, it does not have to pay an option exercise fee. We currently lease a significant number of the aircraft that service the U.K. SAR contract. Although we are entitled to some compensation for termination or early expiration if we are not at fault, termination or early expiration of the U.K. SAR contract would result in a significant loss of expected revenues. Additionally, we do not have the right to cause the transfer of the ground facilities supporting the U.K. SAR contract to the replacement service provider. If alternative long-term uses were not identified for these facilities, we could incur recurring fixed expenses for these non-revenues producing assets if we were unable to sell them to a replacement contractor or other party in the event the U.K. SAR contract is terminated.
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
Our U.K. SAR contract and U.S. governmental agencies, consisting primarily of the BSEE contract, accounted for approximately 24% of our revenues for the fiscal year ended March 31, 2022.
Governmental agencies receive funding through budget appropriations, which are determined through the political process, and as a result, funding for the agencies with which we do business may fluctuate. In recent years, there has been increased Congressional scrutiny of discretionary program spending by the U.S. government in light of concerns over the size of the national debt and lawmakers have discussed the need to cut or impose caps on discretionary spending, which could result in budget cuts to federal agencies to which we provide services. If any agencies experience reductions in their budgets or if the a government changes its spending or service priorities, it may substantially reduce or cease using our services, which could have a material adverse effect on our business, financial condition and results of operations. In addition, a prolonged shutdown of the federal government would, in turn, cause a shutdown of these agencies which could have an adverse effect on our business and results of operations.
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
In addition, there are inherent risks in contracting with governmental agencies. Applicable laws and regulations in the countries in which we operate may enable our governmental agency customers to (i) terminate contracts for convenience, (ii) reduce, modify or cancel contracts or subcontracts if requirements or budgetary constraints change, or (iii) require contractors to assume more risk under the terms of the contracts. Any of these events could have an adverse effect on our business, financial condition and results of operations.
Our fixed operating expenses and long-term contracts with customers could adversely affect our business under certain circumstances.
Our profitability is directly related to demand for our services. Because of the significant expenses related to aircraft financing and leasing, crew wages and benefits and insurance and maintenance programs, a substantial portion of our operating expenses are fixed and must be paid even when aircraft are not actively servicing customers and thereby generating revenues. A decrease in our revenues could therefore result in a disproportionate decrease in our earnings, as a substantial portion of our operating expense would remain unchanged. Similarly, the discontinuation of any rebates, discounts or preferential financing terms offered to us by manufacturers, lenders or lessors could have the effect of increasing our related expenses, and without a corresponding increase in our revenues, could negatively impact our results of operations.
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
High fuel prices or significant disruptions in the supply of aircraft fuel could have an adverse impact on our operating results and financial condition.
Aircraft fuel is critical to our operations and is one of our largest operating expenses. During the year ended March 31, 2022, our fuel expense was $74.2 million. The timely and adequate supply of fuel to meet operational demand depends on the continued availability of reliable fuel supply sources as well as related service and delivery infrastructure. Although we have some ability to cover short-term fuel supply and infrastructure disruptions at some major demand locations, it depends significantly on the continued performance of our vendors and service providers to maintain supply integrity. Consequently, we can neither predict nor guarantee the continued timely availability of aircraft fuel throughout our operations.
We generally source fuel at prevailing market prices, which have historically fluctuated substantially in short periods of time and continue to be highly volatile due to a multitude of unpredictable factors beyond our control, including changes in global crude oil prices, the balance between fuel supply and demand, natural disasters, prevailing inventory levels and fuel production and transportation infrastructure. Prices of fuel are also impacted by indirect factors, such as geopolitical events, economic growth indicators, fiscal/monetary policies, fuel tax policies, changes in regulations, environmental concerns and financial investments in energy markets. Both actual changes in these factors, as well as changes in related market expectations, can potentially drive rapid changes in fuel prices in short periods of time.
Given the highly competitive nature of our industry, we may not be able to in the future, increase our rates sufficiently to offset the full impact of increases in fuel prices, especially if these increases are significant, rapid and sustained. Further, any such rate increase may not be sustainable, may reduce the general demand for our services and may also eventually impact our operations, strategic growth and investment plans for the future.
We may not be able to renew or replace expiring contracts or obtain new contracts on terms that are as favorable to us.
Our ability to renew or replace expiring contracts or obtain new contracts, and the terms of any such contracts will depend on various factors, including market conditions and the specific needs of our customers. Given the highly competitive and historically cyclical nature of our industry, we may not be able to renew or replace the contracts or may be required to renew or replace expiring contracts or obtain new contracts at rates that are below, and potentially substantially below, existing rates, or that have terms that are less favorable to us than our existing contracts. Further, newer, more technologically advanced aircraft may be more desirable, and the presence of those aircraft in our fleet and those of our competitors may decrease the demand for other aircraft in our fleet and decrease the resale value of those other aircraft. This could have adversely affect our financial condition, results of operations and cash flows.
Consolidation of and asset sales by our customer base could materially adversely affect demand for our services and reduce our revenues.
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
Consumer preferences for alternative fuels, as part of the global energy transition, may lead to reduced demand for our services.
The increasing penetration of renewable energy into the energy supply mix, the increased production of electric-powered vehicles and improvements in energy storage, as well as changes in consumer preferences, including increased consumer demand for alternative fuels, energy sources and electric-powered vehicles may affect the demand for oil and natural gas and drilling services. This evolving transition of the global energy system from fossil-based systems of energy production and consumption to more renewable energy sources, commonly referred to as the energy transition, could have a material adverse impact on our results of operations, financial position and cash flows. As a result of changes in consumer preferences and uncertainty regarding the pace of the energy transition and expected impacts on oil and natural gas demand, changes in the budgets of oil and gas companies in connection with the move away from oil and natural gas exploration and production, which could result in reduced capital spending by our customers and in turn reduced demand for our services.

Risks Related to the Oil and Gas Industry
The demand for our services is substantially dependent on the level of offshore oil and gas exploration, development and production activity.
We provide helicopter and fixed wing services to companies engaged in offshore oil and gas exploration, development and production activities. As a result, demand for our services, as well as our revenues and our profitability, are substantially dependent on the worldwide levels of activity in offshore oil and gas exploration, development and production. These activity levels are principally affected by trends in, and expectations regarding, oil and natural gas prices, as well as the capital expenditure budgets of offshore energy companies and shifts in technology for energy exploration, development and production. We cannot predict future exploration, development and production activity or oil and gas price movements. Historically, the prices for oil and gas and activity levels have been volatile and are subject to factors beyond our control, such as:
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
•advances in exploration, development and production technology, including in connection with the extraction of unconventional oil and natural gas resources;
•technology developments impacting energy consumption;
•the changing environmental and social landscape, including in respect of the energy transition;
•the policies of various governments regarding exploration and development of their oil and gas reserves; and
•the worldwide political environment, including the armed conflict in Ukraine and associated economic sanctions on Russia, Nigeria or other geographic areas, or further acts of terrorism in the U.K., U.S. or elsewhere.
So far in 2022, although oil and gas prices have recovered, there remains uncertainty regarding the long-term outlook for the U.S. Gulf of Mexico, even though lease sales commenced again with respect to new oil and gas leasing on U.S. federal lands.
The continued threat of terrorism and the impact of military and other action, including escalating tensions between Russia and Ukraine and the potential destabilizing effect such conflict may pose for the European continent or the global oil and natural gas markets could materially adversely affect us.
The occurrence or threat of terrorist attacks in the countries in which we operate, anti-terrorist efforts and other armed conflicts involving the United States or other countries in which we operate. For example, on February 24, 2022, Russia launched a large-scale invasion of Ukraine that has led to significant armed hostilities. As a result, the United States, the United Kingdom, the member states of the European Union and other public and private actors have levied severe sanctions on Russia. The geopolitical and macroeconomic consequences of this invasion and associated sanctions cannot be predicted, and such events, or any further hostilities in Ukraine or elsewhere, could severely impact the world economy. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenues. Oil and natural gas‑related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our customers’ operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

Any significant development impacting deepwater drilling in the U.S. Gulf of Mexico could materially adversely affect us.
We are highly dependent on offshore oil and gas activities in the U.S. Gulf of Mexico, which is subject to stringent regulation, particularly in the aftermath of the sinking of the Deepwater Horizon, including with respect to financial assurance requirements, inspection programs, environmental protection and workplace health safety by BSEE, the U.S. Bureau of Ocean Energy Management, and U.S. Occupational Safety and Health Administration and other regulatory agencies. These agencies may revise existing, or impose new, safety and environmental guidelines and regulations for drilling in the U.S. Gulf of Mexico and other geographic regions, the result of which may increase the costs and regulatory burden of exploration, development and production, reduce the area of operations for offshore oil and gas activities and result in permitting delays. It is difficult to predict the likelihood, nature or extent, or ultimate impact of any new or revised guidelines, regulations or legislation that may be implemented, including in response to the Biden administration’s executive orders and policies. A prolonged suspension of drilling activity or permitting delays in the U.S. Gulf of Mexico and other geographic locations in which we operate, new regulations and/or increased liability for companies operating in the offshore oil and gas sector, whether or not caused by a new incident in any region, could result in reduced demand for our services and could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Legal, Tax and Regulatory Matters
We operate in many international areas through entities that we do not control and are subject to government regulation that limits foreign ownership of aircraft companies in favor of domestic ownership.
We conduct many of our international operations through entities in which we have a noncontrolling investment or through strategic alliances with foreign partners. For example, we have acquired interests in, or in some cases have lease and service agreements with, entities that operate aircraft in Canada and Egypt. We provide engineering and administrative support to certain of these entities. We derive lease revenues, service revenues, equity earnings and dividend income from these entities. For the fiscal years ended March 31, 2022 and 2021, we received approximately $30.9 million and $42.4 million, respectively, of revenues from the provision of aircraft and other services to unconsolidated affiliates. As a result of not owning a majority interest or maintaining voting control of our unconsolidated affiliates, we do not have the ability to control their policies, management or affairs. The interests of persons who control these entities or partners may differ from ours and may cause such entities to take actions that are not in our best interest. Certain of our co-owners of these entities have the right to require us to purchase their interest in which case we would need to find a qualifying person to hold the interest. See “Item 1. Business – Government Regulation” for additional information. If we are unable to maintain our relationships with our partners in these entities, we could lose our ability to operate in these areas, potentially resulting in a material adverse effect on our business, financial condition and results of operations. Additionally, an operational incident involving one of the entities over which we do not have operational control may nevertheless cause us reputational harm.
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
Environmental regulations and liabilities may increase our costs and adversely affect our business.
Our operations are subject to U.S. federal, state and local and foreign environmental laws and regulations governing the protection of the environment and health and safety that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage, recycling and disposal of toxic and hazardous wastes. The nature of our business requires that we use, store and dispose of materials that are subject to environmental regulation. The longer term trend of more expansive and stringent environmental legislation and regulations is expected to continue, which makes it challenging to predict the cost or impact on our future operations. Liabilities associated with environmental matters could have a material adverse effect on our business, financial condition and results of operations. Under certain environmental laws, we could be exposed to strict, joint and several liability for cleanup costs and other damages relating to releases of hazardous materials or contamination, regardless of whether we were responsible for the release or contamination, and even if our operations were lawful at the time or in accordance with industry standards. Additionally, any failure by us to comply with applicable environmental laws and regulations may result in governmental authorities taking action against us that could adversely impact our operations and financial condition, including the:
•issuance of administrative, civil and criminal penalties;
•denial or revocation of permits or other authorizations;
•imposition of limitations on our operations; and
•performance of site investigatory, remedial or other corrective actions.
In certain instances, citizen groups also have the ability to bring legal proceedings against us regarding our compliance with certain environmental laws, or to challenge our ability to receive permits that we need to operate.
In January 2021, the Biden administration issued an executive order directing all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with the current administration’s policies, as well as an executive order focused on addressing climate change Among other things, the climate executive order called for the elimination of certain subsidies provided to the fossil fuel industry, increased emphasis on climate-related risk across governmental agencies and economic sectors and directed the Secretary of the Interior to pause new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. The Biden administration also rejoined the Paris Agreement. In addition, in September 2021, President Biden publicly announced the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030. Since its formal launch at the United Nations Climate Change Conference (COP26), over 100 countries have joined the pledge. While Congress has from time to time considered legislation to reduce emissions of greenhouse gases, there has not been significant activity in the form of federal legislation in recent years. However, the United States House of Representatives passed H.R. 5376, known as the Build Back Better Act on November 3, 2021. The House version of the bill targets methane from oil and gas sources by proposing to implement fees for excess methane leaking from wells, storage sites and pipelines as well as fees for new producing and non-producing oil and gases leases and off-shore pipelines. It is unclear whether the Build Back Better Act would be passed in its current form by the United States Senate. While the pause on new oil and natural gas leases on public lands and offshore waters has been lifted subject to certain limitations, the impacts of these and other future orders or legislation or regulation remain unclear at this time and could have a material adverse effect on our business, financial conditions, results of operations, and cash flows.
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
As a global business, we are subject to complex laws and regulations in the U.S. and other countries in which we operate. These laws and regulations relate to a number of aspects of our business, including import and export controls, the payment of taxes, employment and labor relations, fair competition, data privacy protections, securities regulation, anti-money laundering, anti-corruption, economic sanctions and other regulatory requirements affecting trade and investment. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenues and profitability. A failure to comply could also result in significant fines, damages and other criminal sanctions against us, our officers, employees, joint venture partners or strategic partners, prohibitions or additional requirements on the conduct of our business and damage to our reputation. Further, we could be charged with wrongdoing for any violation of such laws and regulations by our agents, local partners or joint ventures, even though such parties may not be subject to the applicable statutes or may not operate under our control. Failure by us or one of our agents, joint ventures or strategic partners to comply with applicable export and trade practice laws could result in civil or criminal penalties and suspension or termination of export privileges. Certain violations of law could also result in suspension or debarment from government contracts. We incur additional legal compliance costs associated with our global regulations and the changes in laws or regulations and related interpretations and other guidance could result in higher expenses and payments. Uncertainty relating to such laws or regulations, including how they affect a business or how we are required to comply with the laws, may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights.
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
We have experienced cybersecurity incidents in the past, and cybersecurity breaches or business system disruptions may adversely affect our business in the future.
We rely on our information technology infrastructure and management information systems to operate and record almost every aspect of our business. This may include confidential or personal information belonging to us, our employees, customers, suppliers, or others. Similar to other companies, our systems and networks, and those of third parties with whom we do business, may be subject to cybersecurity breaches caused by, among other things, illegal hacking, insider threats, computer viruses, phishing, malware, ransomware, or acts of vandalism or terrorism, or those perpetrated by criminals or nation-state actors. Furthermore, we may also experience increased cybersecurity risk as some of our personnel continue to work remotely as a result of the ongoing COVID-19 pandemic. We have experienced cyber incidents in the past, although none have been material or had a material adverse effect on our business or financial condition. We may experience additional cybersecurity incidents and security breaches in the future. In addition to our own systems and networks, we use third-party service providers to process certain data or information on our behalf. Due to applicable laws and regulations, we may be held responsible for cybersecurity incidents attributed to our service providers to the extent it relates to information we share with them. Although we seek to require that these service providers implement and maintain reasonable security measures, we cannot control third parties and cannot guarantee that a security breach will not occur in their systems or networks.
Despite our efforts to continually refine our procedures, educate our employees, and implement tools and security measures to protect against such cybersecurity risks, there can be no assurance that these measures will prevent unauthorized access or detect every type of attempt or attack. Our potential future upgrades, refinements, tools and measures may not be completely effective or result in the anticipated improvements, if at all, and may cause disruptions in our business operations. In addition, a cyberattack or security breach could go undetected for an extended period of time, and the ensuing investigation of the incident would take time to complete. During that period, we would not necessarily know the impact to our systems or networks, costs and actions required to fully remediate and our initial remediation efforts may not be successful, and the errors or actions could be repeated before they are fully contained and remediated. A breach or failure of our systems or networks, critical third-party systems on which we rely, or those of our customers or vendors, could result in an interruption in our operations, disruption to certain systems that are used to operate our aircraft or other assets, unplanned capital expenditures, unauthorized publication of our confidential business or proprietary information, unauthorized release of customer, employee or third party data, theft or misappropriation of funds, violation of privacy or other laws, and exposure to litigation or indemnity claims including resulting from customer-imposed cybersecurity controls or other related contractual obligations. There could also be increased costs to detect, prevent, respond, or recover from cybersecurity incidents. Any such breach, or our delay or failure to make adequate or timely disclosures to the public, regulatory or law enforcement agencies or affected individuals following such an event, could have a material adverse effect on our business, reputation, financial position, results of operations and cash flows, and cause reputational damage.

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
•a negative shift in sentiment toward the oil and gas industry;
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
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us, our business and our market. If one or more analysts adversely change their recommendation regarding our common stock or our competitors’ stock, our share price would likely decline. If one or more analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets which in turn could cause our share price or trading volume to decline. Moreover, if one or more of the analysts who cover our business downgrades our common stock, or if our operating results do not meet their expectations, our stock price could decline.
Provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law may discourage, delay or prevent a change of control of our business or changes in our management.
Our amended and restated certificate of incorporation (“certificate of incorporation”) and amended and restated bylaws (“bylaws”) include certain provisions that could have the effect of discouraging, delaying or preventing a change of control of our business or changes in our management. Such provisions include, among other things:
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

These provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a transaction involving a change in control of our business that is in the best interest of our stockholders. Even in the absence of a takeover attempt, the existence of these provisions may materially adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts.
Regulations limit foreign ownership of our business, which could reduce the price of our common stock and cause owners of our common stock who are not U.S. persons to lose their voting rights.
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
Our certificate of incorporation requires that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of our business, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employee of ours to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or (iv) any action asserting a claim governed by the internal affairs doctrine.
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
The agreements governing certain of our indebtedness, including our Credit Facilities and the indenture governing the 6.875% Senior Notes contain cross-default provisions. Under these provisions, a default under one agreement governing our indebtedness may constitute a default under our other debt agreements.
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
Our business is increasingly dependent upon information technology networks and systems to process, transmit and store electronic and financial information, to capture knowledge of our business, and to communicate within our business and with customers, suppliers, partners and other stakeholders. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, cyberattacks, telecommunication failures, user errors or catastrophic events. Our information technology systems are becoming increasingly integrated on a global basis, so damage, disruption or shutdown to the system could result in a more widespread impact. If our information technology systems suffer severe damage, disruption or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience business disruptions and transaction errors causing a material adverse effect on our business, financial condition and results of operations.

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
Many of the aircraft that we operate are characterized by changing technology, introductions and enhancements of models of aircraft and services and shifting customer demands, including technology preferences. Our future growth and financial performance will depend in part upon our ability to develop, market and integrate new services and to accommodate the latest technological advances and customer preferences. In addition, the introduction of new technologies or services that compete with our services could result in our revenues decreasing over time. If we are unable to upgrade our operations or fleet with the latest technological advances in a timely manner, or at all, our business, financial condition and results of operations could suffer.
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
Our executive offices are located in Houston, Texas. We also maintain offices and operating facilities in all operating regions and residential locations near our operating bases which are primarily used for housing pilots and staff supporting those operations. The majority of the bases from which we operate are leased, with remaining terms of between one and fifty seven years.
Our principal physical properties are aircraft, which are more fully described in Item 1, - “Business - Equipment and Services” in this Annual Report.
Bases
Bristow maintains operating bases strategically located across all regions allowing us to provide point to point transportation and operational support services to our customers. As of March 31, 2022, we operated out of 39 bases globally.

Number of Bases
Europe:
Norway	5
U.K.	3
U.K. SAR	10
Americas
Brazil	4
Latin America - Other(1)	3
U.S. Gulf of Mexico	10
Africa
Nigeria	3
Asia Pacific
Australia	1
Total	39
________________________
(1) Includes bases in Guyana, Suriname and Trinidad.

ITEM 3.	LEGAL PROCEEDINGS
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
Market Information for Common Stock
Our Common Stock is listed on the NYSE under the trading symbol “VTOL.” On May 24, 2022, the closing price per share of our Common Stock as reported on the NYSE was $29.76.
Holders of Record
As of May 24, 2022, there were 132 holders of record of our Common Stock.
Dividend Policy
We have not declared or paid any cash dividends on our Common Stock. We do not expect to pay any cash dividends in the foreseeable future.
Company Purchases of Equity Securities
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the fourth quarter of fiscal year ended 2022:

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	—	$—	—	$24,999,300
February 1, 2022 - February 28, 2022	—	$—	—	$24,999,300
March 1, 2022 - March 31, 2022	15,496	$37.10	—	$24,999,300
___________________________
(1)Reflects shares purchased in connection with the surrender of shares by employees to satisfy certain tax withholding obligations. These repurchases are not a part of our publicly announced plan and do not affect our Board-approved share repurchase program.

Performance Graph
    The following graph shows a comparison from March 31, 2017 through March 31, 2022 of the cumulative total return for our Common Stock, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”), the Standard & Poor’s Oil & Gas Equipment Select Industry Index and our peer group. The graph assumes that $100 was invested at the market close on March 31, 2017.
During the fiscal year ended March 31, 2021, we changed our peer group to include Air Transport Services Group Inc., Allegiant Travel Company, Atlas Air Worldwide Holdings Inc., Core Laboratories NV, Forum Energy Technologies Inc., Helix Energy Solutions Group Inc., Kirby Corporation, Matson Inc., MRC Global Inc., Newpark Resources Inc., Oceaneering International Inc., Oil States International Inc., SkyWest Inc., Spirit Airlines Inc. and Transocean Ltd. based on their industry and similar market capitalization.
Our former peer group included Air Transport Services Group Inc., Allegiant Travel Company, Atlas Air Worldwide Holdings Inc., Basic Energy Services Inc., CARBO Ceramics Inc., Hornbeck Offshore Services Inc., Key Energy Services Inc., Newpark Resources, Inc., SEACOR Holdings Inc. and Tidewater Inc. The decision to change our peer group was primarily due to the delisting of certain companies that made up our former peer group as a result of Chapter 11 proceedings, private equity purchases, the Merger and market consolidations involving some of the former peer group companies.
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Bristow Group under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our financial condition and results of operations for the fiscal years ended March 31, 2022 and 2021. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes and the other financial information included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Item 1.A. Risk Factors” and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.
A discussion of the financial condition and results of operations for the fiscal year ended March 31, 2020 can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K, filed with the SEC on May 27, 2021.
Overview
We are the leading global provider of innovative and sustainable vertical flight solutions, primarily providing aviation services to a broad base of major integrated, national and independent energy companies and government agencies. Our helicopters are primarily used to transport personnel to, from and between offshore energy installations. In the fiscal years ended March 31, 2022 and 2021, approximately 67% and 69%, respectively, of our total operating revenues were derived from oil and gas services while approximately 24% and 22%, respectively, were derived from government services primarily consisting of public sector SAR services in the U.K., and approximately 9% and 9%, respectively, were from fixed wing and other services.
We conduct our business out of one segment, aviation services, and serve customers in Australia, Brazil, Canada, Chile, the Dutch Caribbean, Guyana, India, Mexico, the Netherlands, Nigeria, Norway, Spain, Suriname, Trinidad, the U.K. and U.S.
Recent Developments
ABL Amendment
On May 20, 2022, the Company entered into a Deed of Amendment, Restatement and Confirmation (the “ABL Amendment”) relating to the ABL Facility, to among other things, (i) extend the maturity to 2027, subject to certain early maturity triggers related to maturity of other material debt or a change of control of the Company; (ii) provide for replacement of LIBOR (x) for certain loans denominated in British pound sterling with SONIA, (y) for certain loans denominated in euro with EURIBOR and (z) for certain loans denominated in U.S. dollars with Term SOFR; and (iii) include the ability of the Company to adopt one or more environmental, social and governance-related pricing adjustments based on specified metrics and performance targets at a date after closing of the ABL Amendment, subject to certain conditions. The Amended ABL provides for commitments in an aggregate amount of $85.0 million. The Company has the ability under the Amended ABL to increase the total commitments by up to $35.0 million, which would result in an aggregate amount of $120.0 million subject to the terms and conditions therein.
Announcement of Acquisition of British International Helicopter Services Limited
In April 2022, Bristow announced its plans to acquire British International Helicopter Services Limited ("BIH"), further enhancing its leading global government services business. BIH will add to Bristow's operations in the UK and adopt the Bristow name and brand throughout its operations. BIH currently operates a fleet of two AW189 SAR-configured helicopters, three S61 helicopters, and one AS365 helicopter, performing various passenger and freight transport as well as hoist operations for the British Armed Forces. The transaction remains subject to regulatory approvals and customary closing conditions.

COVID-19
The COVID-19 pandemic has had a significant influence on economic activity and global supply chains and likely will continue to have a significant impact on the global economy in the near-to-medium-term, which in turn can cause volatility in global markets, generally, and in oil and natural gas prices, more specifically. While demand and oil and natural gas prices have largely recovered, demand is still not back to pre-pandemic levels. There continues to be uncertainty and unpredictability around the extent to which COVID-19 may adversely affect demand for our services. The speed and extent of this recovery will be influenced by whether and at what pace the COVID-19 restrictions that have reduced economic activity and depressed demand globally are eased. Additionally, supply chain and logistics disruptions that began during the COVID-19 pandemic and the resulting inflationary environment have affected us by increasing the costs, and delaying the deliveries of, critical components for aircraft maintenance, equipment, labor and other services required in our business.
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
Government Services. Since 2015, we have been providing SAR services in the U.K. on behalf of the MCA. Additionally, we provide aviation services to various government agencies globally.
Fixed Wing Services. Our fixed wing services are currently operating in Australia and Nigeria, providing regular passenger transport (scheduled airline service with individual ticket sales) and charter services.
Other Activities and Services. In order to diversify sources of our earnings and cash flow, we deploy a number of helicopters in support of other industries and activities, one of which includes entering into lease arrangements for our helicopters with operators primarily located in international markets such as Chile, India, Mexico and Spain. The helicopters are contracted to non-governmental local helicopter operators, which often prefer to lease helicopters rather than purchase them. Leasing affords us the opportunity to access new markets without significant infrastructure investment and generally without ongoing operating risk, as well as countries where we are not eligible to own and control our own operating certificate. Revenues derived from oil and gas services outside of our three major operating regions and other aviation services not included in the three lines of service noted above are also reflected here.

Market Outlook
Government services, especially the public SAR market, is continuing to evolve, and we believe further outsourcing of public SAR services and other government contract work will become available to the private sector in the future, although the timing of these opportunities is uncertain. The duration of these contracts generally lasts for ten or more years with options for renewal. Privatization of aviation services historically operated by the public sector depend heavily on governmental agencies receiving funding through budget appropriations, and the desire to outsource such services. As government agencies in various countries begin to see the advantages of outsourcing public SAR services, other opportunities such as firefighting, surveying, training, maintenance and emergency response services could become available. In the past year, we have secured two new SAR contracts and entered into an agreement to purchase BIH to enhance our SAR services. Therefore, we believe that we are well positioned to continue to serve the market as more opportunities arise.
The offshore oil and gas market is highly cyclical with demand linked to the price of oil and gas. The prices of oil and gas are critical factors in our customers’ investment and spending decisions. The price of crude oil had been range-bound for a number of years and then the COVID-19 pandemic further devastated the global oil and gas industry, which negatively impacted the cash flows of our customers and has led them to reduce capital and operational expenditures from prior levels, including reductions related to offshore exploration, development and production activities. More recently, oil and gas prices have shown signs of recovery and many expect a multi-year growth cycle is underway.
Components of Revenues and Expenses
We derive our revenues primarily from operating equipment, and our profits depend on our cost of capital, the acquisition costs of assets, our operating costs and our reputation. A majority of our revenues are generated through two types of contracts: helicopter services and fixed wing services. Revenues are recognized when control of the identified distinct goods or services has been transferred to the customer, the transaction price is determined and allocated to the satisfied performance obligations and we have determined that collection has occurred or is probable of occurring. Cost reimbursements from customers are recorded as reimbursable revenues with the related reimbursed cost recorded as reimbursable expense on our consolidated statements of operations.
Operating revenues recorded under our oil and gas line of service are primarily generated from offshore oil and gas exploration, development and production activities with fixed-term contracts generally ranging between one to five years, subject to provisions permitting early termination by customers. Customers are invoiced on a monthly basis with payment terms of 30 to 60 days. Revenues are typically earned through a combination of fixed monthly fees plus an incremental charge based on flight hours flown. Ad hoc revenues are typically earned through either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate with a minimum number of hours to be charged daily.
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
Our policy of expensing all repair costs as incurred may result in operating expenses varying substantially when compared with a prior year or prior quarter if a disproportionate number of repairs, refurbishments or overhauls are undertaken. This variation can be exacerbated by the timing of entering or exiting third-party power-by-the-hour (“PBH”) programs and the timing of vendor credits.

For helicopters that we lease to third parties under arrangements whereby the customer assumes operational responsibility, we often provide technical parts support, but generally we incur no other material operating costs. In most instances, our leases require customers to procure adequate insurance, but we purchase contingent hull and liability coverage to mitigate the risk of a customer’s coverage failing to respond. In some instances, we provide training and other services to support our lease customers.
The aggregate cost of our operations depends primarily on the size and asset mix of the fleet. Our operating expenses are grouped into the following categories:
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

Results of Operations
The following table presents our operating results for the fiscal years ended March 31, 2022 and 2021, (in thousands, except percentages):

	Fiscal Year Ending March 31,		Favorable (Unfavorable)
	2022	2021
Revenues:
Operating revenues	$1,139,063	$1,139,024	$39	—%
Reimbursable revenues	46,141	39,038	7,103	18.2%
Total revenues	1,185,204	1,178,062	7,142	0.6%

Costs and expenses:
Operating expenses
Personnel	304,045	313,561	9,516	3.0%
Repairs and maintenance	248,509	233,468	(15,041)	(6.4)%
Insurance	24,492	21,422	(3,070)	(14.3)%
Fuel	74,165	45,206	(28,959)	(64.1)%
Leased-in equipment	102,725	116,642	13,917	11.9%
Other	118,921	120,874	1,953	1.6%
Total operating expenses	872,857	851,173	(21,684)	(2.5)%
Reimbursable expenses	45,557	38,789	(6,768)	(17.4)%
General and administrative expenses	159,062	153,270	(5,792)	(3.8)%
Merger and integration costs	3,240	42,842	39,602	92.4%
Restructuring costs	3,098	25,773	22,675	88.0%
Depreciation and amortization expense	74,981	70,078	(4,903)	(7.0)%
Total costs and expenses	1,158,795	1,181,925	23,130	2.0%

Loss on impairment	(24,835)	(91,260)	66,425	72.8%
Gain (loss) on disposal of assets	1,347	(8,199)	9,546	nm
Earnings (losses) from unconsolidated affiliates, net	(1,738)	426	(2,164)	nm
Operating income (loss)	1,183	(102,896)	104,079	nm

Interest income	161	1,293	(1,132)	nm
Interest expense	(41,521)	(51,259)	9,738	19.0%
Loss on extinguishment of debt	(124)	(29,359)	29,235	nm
Reorganization items, net	(621)	1,577	(2,198)	nm
Loss on sale of subsidiaries	(2,002)	—	(2,002)	nm
Change in fair value of preferred stock derivative liability	—	15,416	(15,416)	nm
Gain on bargain purchase	—	81,093	(81,093)	nm
Other, net	38,505	27,495	11,010	40.0%
Total other income (expense), net	(5,602)	46,256	(51,858)	nm
Loss before income taxes	(4,419)	(56,640)	52,221	nm
Income tax benefit (expense)	(11,294)	355	(11,649)	nm
Net loss	(15,713)	(56,285)	40,572	72.1%
Net loss (income) attributable to noncontrolling interests	(78)	191	(269)	nm
Net loss attributable to Bristow Group Inc.	$(15,791)	$(56,094)	$40,303	71.8%

Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the applicable periods (in thousands):

	Fiscal Year Ending March 31,		Favorable (Unfavorable)
	2022	2021
Oil and gas:
Europe	$370,833	$390,305	$(19,472)	(5.0)%
Americas	337,482	304,434	33,048	10.9%
Africa	59,405	93,285	(33,880)	(36.3)%
Total oil and gas services	767,720	788,024	(20,304)	(2.6)%
Government services (1)	272,859	252,131	20,728	8.2%
Fixed wing services	85,372	73,751	11,621	15.8%
Other services (2)	13,112	25,118	(12,006)	(47.8)%
	$1,139,063	$1,139,024	$39	—%
(1)Includes revenues of approximately $26.8 million related to government services that were previously included in the oil and gas and other service lines for the fiscal year ended March 31, 2021.
(2)Includes Asia Pacific and certain Europe revenues of approximately $12.7 million that were previously included in the oil and gas service line for the fiscal year ended March 31, 2021.
Current Fiscal Year compared to Prior Fiscal Year
Operating Revenues. Operating revenues were consistent in the fiscal year ended March 31, 2022 (the “Current Year”) compared to the fiscal year ended March 31, 2021 (the “Prior Year”).
Operating revenues from oil and gas services were $20.3 million lower in the Current Year.
Operating revenues from oil and gas services in the Africa region were $33.9 million lower in the Current Year primarily due to fewer helicopters on contract.

Operating revenues from oil and gas services in the Europe region were $19.5 million lower in the Current Year. Revenues in the U.K were $22.7 million lower primarily due to lower utilization of $29.4 million, partially offset by the strengthening of the British pound sterling relative to the U.S. dollar of $6.7 million. Revenues in Norway were $3.2 million higher primarily due to the strengthening of the Norwegian krone relative to the U.S. dollar of $5.9 million, partially offset by lower utilization of $2.7 million.

Operating revenues from oil and gas services in the Americas region were $33.0 million higher in the Current Year primarily due to higher utilization and the benefit of the Merger with Era Group Inc. (“the Merger”) in June 2020. These increases were partially offset by lower revenues in Canada.

Operating revenues from government services were $20.7 million higher in the Current Year primarily due to the strengthening of the British pound sterling relative to the U.S. dollar, the benefit of the Merger and higher utilization.
Operating revenues from fixed wing services were $11.6 million higher in the Current Year primarily due to higher utilization.
Operating revenues from other services were $12.0 million lower in the Current Year primarily due to the end of oil and gas services in Australia and lower part sales, partially offset by the benefit of the Merger.
Operating Expenses. Operating expenses were $21.7 million higher in the Current Year. Fuel expense was $29.0 million higher primarily due to increased global fuel prices and flight hours. Repairs and maintenance costs were $15.0 million higher primarily due to the impact of the Merger and the timing of repairs. Insurance costs were $3.1 million higher primarily due to insurance deductibles related to Hurricane Ida and increased rates. These increases were partially offset by lower leased-in equipment expenses of $13.9 million due to aircraft lease returns since the Prior Year and lower personnel costs of $9.5 million primarily due to headcount reductions. Other operating costs were $2.0 million lower primarily due to a decrease in costs associated with the end of a contract, partially offset by higher accommodation expense related to Hurricane Ida and training costs.
General and Administrative. General and administrative expenses were $5.8 million higher in the Current Year primarily due to higher professional services fees and insurance costs and the absence of certain government grants related to fixed wing services.
Merger and Integration Costs. Merger and integration costs, primarily consisting of professional services fees and severance costs related to the Merger, were $3.2 million in the Current Year compared to $42.8 million in the Prior Year.

Restructuring Costs. Restructuring costs, primarily related to severance costs not related to the Merger, were $3.1 million in the Current Year compared to $25.8 million in the Prior Year.
Depreciation and Amortization. Depreciation and amortization expenses were $4.9 million higher primarily due to the addition of existing assets to the depreciation and amortization calculation in the Current Year.
Loss on Impairment. During the Current Year, the Company recognized losses on impairment of $24.8 million consisting of $16.0 million related to Petroleum Air Services (“PAS”), $5.9 million related to certain helicopters held for sale and $2.9 million related to H225 helicopter parts inventory. During the Prior Year, the Company recognized a loss on impairment of $91.3 million consisting of $51.9 million related to its investment in Cougar, $18.7 million related to its investment in Líder Táxi Aéreo S.A. (“Lider”), $12.9 million related to the write down of inventory and $7.8 million related to helicopters that were held for sale.
Gain (Loss) on Disposal of Assets. During the Current Year, the Company sold 10 aircraft and other equipment resulting in a net gain of $1.3 million. During the Prior Year, the Company sold 54 aircraft, five of which were via sales-type leases, and other equipment resulting in cash proceeds of $67.9 million and losses of $8.2 million.
Earnings (Losses) from Unconsolidated Affiliates, net. During the Current Year, the Company recognized losses of $1.7 million from its equity method investments compared to earnings of $0.4 million in the Prior Year.
Interest Expense. Interest expense was $9.7 million lower in the Current Year primarily due to lower debt balances.
Loss on Extinguishment of Debt. During the Prior Year, in connection with refinancing, the Company repaid existing term loans and redeemed its 7.750% senior unsecured notes due December 15, 2022 (the “7.750% Senior Notes”) and recognized a loss on extinguishment of debt of $28.5 million related to the write off of associated discount balances and early repayment fees.
Reorganization Items, net. During the Current Year, the Company recognized losses of $0.6 million related to reorganization items. During the Prior Year, the Company recognized a gain of $1.6 million related to the release of the rabbi trust which held investments for the Company’s non-qualified deferred compensation plan for the Company’s former executives.
Loss on Sale of Subsidiaries. During the Current Year, the Company recognized a loss of $2.0 million on the sale of its subsidiary in Colombia.
Change in Fair Value of Preferred Stock Derivative. During the Prior Year, the Company recognized a $15.4 million gain on the change in fair value of preferred stock derivative liability.
Gain on Bargain Purchase. During the Prior Year, the Company recognized a bargain purchase gain of $81.1 million related to the Merger.

Other Income, net. Other income, net was $38.5 million in the Current Year compared to $27.5 million in the Prior Year. Other income in the Current Year primarily consisted of government grants to fixed wing services of $12.4 million, a bankruptcy-related legal settlement of $9.0 million, net foreign exchange gains of $7.0 million, insurance gains of $5.2 million, a favorable interest adjustment to the Company’s pension liability of $2.5 million and a gain on sale of inventory of $1.9 million. Other income, net in the Prior Year was primarily due to government grants to fixed wing services of $11.5 million, net foreign exchange gains of $7.5 million, a favorable interest adjustment to the Company’s pension liability of $3.8 million and insurance proceeds of $2.6 million.

	Fiscal Year Ending March 31,		Favorable (Unfavorable)
	2022	2021
Foreign currency gains (losses)	7,036	7,475	(439)
Pension-related costs	2,537	3,837	(1,300)
Other	28,932	16,183	12,749
Other income (expense), net	$38,505	$27,495	$11,010
Income Tax Benefit (Expense). Income tax expense was $11.3 million in the Current Year compared to a benefit of $0.4 million in the Prior Year. The change in income tax expense in the Current Year was driven by the tax impact of net operating losses and valuation allowances on the Company’s net losses, the tax impact of deductible business interest expense, tax impacts of the bankruptcy-related legal settlement and impairment losses, and tax impacts of post-bankruptcy adjustments.
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
Summary of Cash Flows

	Fiscal Year Ending March 31,
	2022	2021
Cash flows provided by or (used in):
Operating activities	$123,854	$96,845
Investing activities	(17,370)	173,274
Financing activities	(63,483)	(245,617)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8,066)	7,456
Net increase in cash, cash equivalents and restricted cash	$34,935	$31,958
Operating Activities
Cash flows provided by operating activities were $27.0 million higher in the Current Year. Operating income before depreciation and amortization, impairment charges, gains or losses on asset dispositions, net and earnings or losses from unconsolidated affiliates, net, was $27.0 million higher in the Current Year compared to the Prior Year.
During the Current Year, changes in working capital provided cash flows of $5.7 million primarily due to a decrease in receivables and other assets. During the Prior Year, changes in working capital provided cash flows of $16.9 million primarily due to a decrease in receivables and other assets.
Cash paid for interest expense and income taxes was $32.0 million and $12.0 million, respectively, in the Current Year compared to $32.3 million and $15.1 million, respectively, in the Prior Year.

Investing Activities
During the Current Year, net cash used in investing activities was $17.4 million primarily consisting of:
•Capital expenditures of $31.1 million,
•Cash transferred in the sale of subsidiary of $0.9 million, partially offset by
•Proceeds of $14.5 million from the sale or disposal of aircraft and certain other equipment.
During the Prior Year, net cash provided by investing activities was $173.3 million primarily consisting of:
•Increase in cash from the Merger of $120.2 million,
•Proceeds of $67.9 million from the sale or disposal of aircraft and certain other equipment, partially offset by
•Capital expenditures of $14.8 million.
Financing Activities
During the Current Year, net cash used in financing activities was $63.5 million primarily consisting of:
•Share repurchases of $41.2 million,
•Net repayments of debt and redemption premiums of $19.2 million, and
•Payment on debt issuance of $3.1 million.
During the Prior Year, net cash used in financing activities was $245.6 million primarily consisting of:
•Proceeds were $400.0 million from the issuance of 6.875% Senior Notes,
•Net repayments of debt and redemption premiums of $623.9 million,
•Share repurchases of $15.3 million, and
•Debt issuance costs of $6.4 million related to the 6.875% Senior Notes.
Material Cash Requirements
We believe that our cash flows from operating activities will be adequate to meet our working capital requirements. To support our capital expenditure program and/or other liquidity requirements, we may use any combination of operating cash flow, cash balances, borrowings under our ABL Facility, proceeds from sales of assets, issue debt or equity, or other financing options.
The availability of long-term liquidity is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, debt service, capital expenditures and a reasonable return on investment. While demand and oil and natural gas prices have largely recovered, demand is still not back to pre-pandemic levels. There continues to be uncertainty and unpredictability around the extent to which oil prices may adversely affect demand for our services, which in turn could affect our business and liquidity. As of March 31, 2022, we had $263.8 million of unrestricted cash and $54.9 million of remaining availability under our ABL Facility for total liquidity of $318.7 million.
As of March 31, 2022, approximately 54% of our total cash balance was held outside the U.S. and is generally used to meet the liquidity needs of our non-U.S. operations. Most of our cash held outside the U.S. could be repatriated to the U.S., and any such repatriation could be subject to additional taxes. If cash held by non-U.S. operations is required for funding operations in the U.S., we may make a provision for additional taxes in connection with repatriating this cash, which is not expected to have a significant impact on our results of operations.
The significant factors that affect our overall liquidity include cash from or used to fund operations, capital expenditure commitments, debt service, pension funding, adequacy of bank lines of credit and the Company’s ability to attract capital on satisfactory terms.

Property and Equipment Acquisitions
The Company made capital expenditures as follows (in thousands, except number of aircraft):

	Fiscal Year Ended March 31, 2022	Fiscal Year Ended March 31, 2021
Number of aircraft delivered:
Heavy aircraft(1)	1	—
Total aircraft	1	—
Capital expenditures:
Aircraft and equipment	$28,832	$14,173
Land and buildings	2,236	671
Total capital expenditures	$31,068	$14,844
___________________
(1)Previously leased S92 heavy helicopter acquired during the fiscal year ended March 31, 2022, pursuant to a contractual obligation in the lease.
Property and Equipment Dispositions
The following table presents details on the aircraft sold or disposed of (in thousands, except for number of aircraft):

	Fiscal Year Ended March 31, 2022	Fiscal Year Ended March 31, 2021
Number of aircraft sold or disposed of	10	54
Proceeds from sale or disposal of assets	$14,549	$67,882
Debt Obligations
Total principal debt balance as of March 31, 2022 was $547.1 million primarily comprised of the 6.875% Senior Notes due in March 2028 and two tranches of the Lombard Debt due December 29, 2023 and January 30, 2024, respectively.
We believe our cash flows from operations and other sources of liquidity will be sufficient to meet our working capital needs and fulfill our debt obligations.
Contractual Obligations and Commercial Commitments
We have various contractual obligations that are recorded as liabilities on our consolidated balance sheet. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities on our consolidated balance sheet.
As of March 31, 2022, we had unfunded capital commitments of $84.7 million, consisting primarily of agreements to purchase helicopters, including three AW189 heavy helicopters and five AW169 light twin helicopters. The AW189 helicopters are scheduled for delivery in fiscal years 2023 through 2025. Delivery dates for the AW169 helicopters have yet to be determined. In addition, we had outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery in fiscal years 2024 through 2026.

As of March 31, 2022, $67.4 million of our capital commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability other than aggregate liquidated damages of approximately $1.9 million. If we do not exercise our rights to cancel these capital commitments, we expect to finance the remaining acquisition costs for these helicopters through a combination of cash on hand, cash provided by operating activities, asset sales and financing options.
Lease Obligations
We have non-cancelable operating leases in connection with the lease of certain equipment, including leases for aircraft, and land and facilities used in our operations. The related lease agreements, which range from non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and can also include renewal options. As of March 31, 2022, aggregate future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year, including leases for 44 aircraft, were as follows (in thousands):

	Aircraft	Other	Total
Fiscal year ending March 31,
2023	$65,593	$12,840	$78,433
2024	51,781	10,358	62,139
2025	33,014	8,307	41,321
2026	6,814	7,104	13,918
2027	1,161	5,472	6,633
Thereafter	—	15,298	15,298
	$158,363	$59,379	$217,742
Cash paid for amounts included in the measurement of lease liabilities during the fiscal years ended March 31, 2022 and 2021, was $100.3 million and $112.6 million, respectively.
Pension Obligations
As of March 31, 2022, we had a net $18.2 million pension liability related to the BHL and Bristow International Aviation (Guernsey) Limited (“BIAGL”) pension plans as recorded on our consolidated balance sheet. The net liability represents the excess of the present value of the defined benefit pension plan liabilities over the fair value of plan assets that existed at that date. The minimum funding rules of the U.K. require the employer to agree to a funding plan with the plans’ trustee for securing that the pension plan has sufficient and appropriate assets to meet its technical provisions liabilities. In addition, where there is a shortfall in assets against this measure, we are required to make scheduled contributions in amounts sufficient to bring the plan up to fully-funded status as quickly as can be reasonably afforded. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees. The funding for defined benefit pension plans for the fiscal year ending March 31, 2023, is expected to be $16.9 million. The employer contributions for the pension plan for March 31, 2022 and 2021 were $18.0 million and $16.2 million, respectively.

Selected Financial Information on Guarantors of Securities
On February 25, 2021, Bristow Group Inc. (“the Parent”) issued its 6.875% Senior Notes due 2028 (the “Senior Notes”). The Senior Notes, issued under an indenture, are fully and unconditionally guaranteed as to payment by a number of subsidiaries of the Parent (collectively, the “Guarantors”). The Parent is a holding company with no significant assets other than the stock of its subsidiaries. In order to meet its financial needs and obligations, the Parent relies exclusively on income from dividends and other cash flow from such subsidiaries. The subsidiary guarantees provide that, in the event of a default on the Senior Notes, the holders of the Senior Notes may institute legal proceedings directly against the Guarantors to enforce the guarantees without first proceeding against the Parent.
None of the non-Guarantor subsidiaries of the Parent are under any direct obligation to pay or otherwise fund amounts due on the Senior Notes or the guarantees, whether in the form of dividends, distributions, loans or other payments. If such subsidiaries are unable to transfer funds to the Parent or Guarantors and sufficient cash or liquidity is not otherwise available, the Parent or Guarantors may not be able to make principal and interest payments on their outstanding debt, including the Senior Notes or the guarantees. The following selected financial information of the Guarantors presents a sufficient financial position of the Parent to continue to fulfill its obligations under the requirements of the Senior Notes. This selected financial information should be read in conjunction with the accompanying consolidated financial statements and notes (in thousands):

	March 31, 2022	March 31, 2021

Current assets	$825,344	$798,189
Non-current assets	$2,048,480	$1,686,646
Current liabilities	$536,662	$224,078
Non-current liabilities	$784,466	$1,112,490

	Fiscal Year Ended March 31, 2022
Total revenues	$432,935
Operating income	$44,454
Net income	$35,772
Net income attributable to Bristow Group Inc.	$35,706
Contingencies
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
Taxes. Our annual tax provision is based on expected taxable income, statutory rates and tax planning opportunities available to us in the various jurisdictions in which we operate. The determination and evaluation of our tax provision and tax positions involves the interpretation of the tax laws in the various jurisdictions in which we operate and requires significant judgment and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of income, deductions and tax credits. Changes in tax laws, regulations, agreements, tax treaties and foreign currency exchange restrictions or our level of operations or profitability in each jurisdiction would impact our tax liability in any given year.
We may recognize foreign tax credits available to us to offset the U.S. income taxes due on income earned from foreign sources. These credits are limited by the total income tax on the U.S. income tax return as well as by the ratio of foreign source income in each statutory category to total income. These estimates are subject to change based on changes in the market conditions in each statutory category and the timing of certain deductions available to us in each statutory category.
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
As of March 31, 2022, we have established deferred tax assets for certain attributes we expect to be realizable. Our ability to realize the benefit of our deferred tax assets requires us to achieve certain future earnings levels. If we are unable to benefit from our deferred tax assets, valuation allowances will be established following the “more-likely-than-not” criteria. We periodically evaluate our ability to utilize our deferred tax assets and, in accordance with accounting guidance related to accounting for income taxes, will record any resulting adjustments that may be required to deferred income tax expense in the period for which an existing estimate changes.
We consider the earnings of certain foreign subsidiaries to be indefinitely invested outside the U.S. on the basis of estimates that future cash generation will be sufficient to meet future U.S. cash needs and specific plans for foreign reinvestment of those earnings. As such, as of March 31, 2022, we have not provided for deferred taxes on the unremitted earnings of certain foreign subsidiaries that are indefinitely invested abroad. Should our expectations were to change regarding the expected future tax consequences, we may be required to record additional U.S. federal deferred income taxes that could have a material adverse effect on our consolidated financial position, result of operations and cash flows.
Should our expectations change regarding the expected future tax consequences, we may be required to record additional U.S. federal deferred income taxes that could have a material adverse effect on our consolidated financial position, result of operations and cash flows.
Property and Equipment. Our property and equipment, net of accumulated depreciation, represents 52% of our total assets as of March 31, 2022. We determine the carrying value of these assets based on our property and equipment accounting policies, as discussed in Note 1 to our Consolidated Financial Statements included in this Annual Report on Form 10-K, which incorporate our estimates, assumptions, and judgments relative to capitalized costs, useful lives and salvage values.
We review our property and equipment for impairment when events or changes in circumstances indicate that the carrying value of assets or asset groups may be impaired or when reclassifications are made from property and equipment to assets held for sale.
Asset impairment evaluations for held for use asset groups are based on estimated undiscounted cash flows for the asset group being evaluated. If the sum of the expected future cash flows is less than the carrying amount of the asset group, we would be required to recognize an impairment loss. When determining fair value, we utilize various assumptions, including projections of future cash flows. An impairment loss is recorded in the period in which it is determined that the aggregate carrying amount of assets within an asset group is not recoverable. This requires us to make judgments regarding long-term forecasts of future revenues and cost related to the assets subject to review. In turn, these forecasts are uncertain in that they require assumptions about demand for our services, future market conditions and technological developments. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such event, we would be required to record a corresponding charge, which would reduce our earnings. Given the nature of these evaluations and their application to specific asset groups and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions.
Pension Benefits. Pension obligations are actuarially determined and are affected by assumptions including discount rates, compensation increases and employee turnover rates. The recognition of these obligations through the statement of operations is also affected by assumptions about expected returns on plan assets. We evaluate our assumptions periodically and adjust these assumptions as necessary.
Three critical assumptions are the expected long-term rate of return on plan assets, the assumed discount rate and the mortality rate. We evaluate our assumptions regarding the estimated long-term rate of return on plan assets based on historical experience and future expectations on investment returns, which are calculated by our third-party investment advisor utilizing the asset allocation classes held by the plans’ portfolios. We utilize a British pound sterling denominated AA corporate bond index as a basis for determining the discount rate for our U.K. plans. We base mortality rates utilized on actuarial research on these rates, which are adjusted to allow for expected mortality within our industry segment and, where available, individual plan experience data. Changes in these and other assumptions used in the actuarial computations could impact our projected benefit obligations, pension liabilities, pension expense and other comprehensive income. We base our determination of pension expense on a fair value valuation of assets and an amortization approach for assessed gains and losses that reduces year-to-year volatility. This approach recognizes investment and other actuarial gains or losses over the average remaining lifetime of the plan members. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets.
Investment in Unconsolidated Affiliates. Unconsolidated affiliates are measured at fair value with changes in fair value recognized in net income. We perform regular reviews of each unconsolidated affiliate investee’s financial condition, the business outlook for its products and services and its present and projected results and cash flows. When an investee has experienced consistent declines in financial performance or difficulties raising capital to continue operations, the investment is written down to fair value. A cost method investment is reviewed for impairment, consistent with the guidance in ASC 321, Investments – Equity Securities, by evaluating such investments where the fair value of the equity investment is not readily determinable and the measurement alternative is elected to measure the investment at cost less any impairment.
We own a 25% economic interest in PAS, an unconsolidated affiliate that we account for under the cost method, as we are unable to exert significant influence over its operations. During the fiscal year ended March 31, 2022, upon evaluating our investment in PAS, we identified an indicator for impairment due to a decline in PAS’s performance. As a result, we performed a fair valuation of our investment in PAS using a market approach that relied on significant Level III inputs due to the nature of unobservable inputs that required significant judgment and assumptions. The market approach utilized two methods, each yielding similar valuation outcomes through the use of a multiple relevant to each method, derived from select guideline public companies, and an expected dividend rate or earnings of PAS. This resulted in a $16.0 million loss on impairment recorded during the fiscal year ended March 31, 2022. As of the fiscal year ended March 31, 2022, our investment in PAS was $17.0 million.
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
During the fiscal year ended 2021, in connection with the purchase price allocation for the Merger, we derived the fair value of the Era fleet of aircraft from the estimated enterprise value of Era, using the discounted cash flow method of the income approach. The estimated enterprise value of Era was made using principal assumptions such as forecasted revenues and discount rate. All non-aircraft acquired assets and assumed liabilities were valued at fair value, which based upon their nature were more readily determinable. After allocating fair values to all the non-aircraft acquired assets and assumed liabilities, the remaining value was attributed to the aircraft. For additional discussion of purchase price allocations, refer to Note 2 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Foreign Currency Risk
Through our foreign operations we are exposed to currency fluctuations and exchange rate risks. Some of our contracts to provide services internationally provide for payment in foreign currencies. For example, the majority of our revenues and expenses from our North Sea operations are in British pound sterling. Our foreign exchange rate risk may increase if our revenues are denominated in a currency different from the associated costs. We attempt to minimize our exposure to this risk by contracting the majority of our services, other than North Sea operations, in U.S. dollars.
From time to time, we enter into forward exchange contracts as a hedge against foreign currency asset and liability commitments and anticipated transaction exposures, however, these financial instruments are not used for trading or speculative purposes. All derivatives are recognized as assets or liabilities and measured at fair value. To mitigate our foreign currency exposure, we enter into annual rolling forward contracts, with a tiered structure. As of March 31, 2022, our contracts averaged £2.5 million monthly through the end of fiscal year 2023. We designate these derivatives as cash flow hedges.
Transaction gains and losses represent the revaluation of monetary assets and liabilities from the currency that will ultimately be settled into the functional currency of the legal entity holding the asset or liability. The most significant items revalued are denominated in U.S. dollars on entities with British pound sterling and Nigerian naira functional currencies and denominated in British pound sterling on entities with U.S. dollar functional currencies, with transaction gains or losses primarily resulting from the strengthening or weakening of the U.S. dollar versus those other currencies. Other income (expense), net, in the Company’s consolidated statements of operations includes foreign currency transaction gains and losses. Earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of the Company’s unconsolidated affiliates.

Our primary foreign currency exposure is to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner, the Nigerian naira and the Brazilian real. The value of these currencies has fluctuated relative to the U.S. dollar for the periods reflected in the table as follows:

	Fiscal Year Ended March 31, 2022	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019
	Successor			Predecessor
One British pound sterling into U.S. dollars
High	1.42	1.41	1.33	1.32
Average	1.37	1.31	1.30	1.26
Low	1.30	1.21	1.28	1.21
At period-end	1.32	1.38	1.32	1.29
One euro into U.S. dollars
High	1.22	1.23	1.12	1.14
Average	1.16	1.17	1.11	1.12
Low	1.09	1.08	1.10	1.09
At period-end	1.11	1.18	1.12	1.12
One Australian dollar into U.S. dollars
High	0.79	0.80	0.70	0.72
Average	0.74	0.72	0.69	0.69
Low	0.70	0.60	0.68	0.67
At period-end	0.75	0.76	0.70	0.69
One Norwegian kroner into U.S. dollars
High	0.1219	0.1193	0.1139	0.1179
Average	0.1153	0.1094	0.1101	0.1135
Low	0.1089	0.0928	0.1086	0.1083
At period-end	0.1144	0.1172	0.1138	0.1089
One Nigerian naira into U.S. dollars
High	0.0025	0.0026	0.0028	0.0028
Average	0.0024	0.0026	0.0028	0.0028
Low	0.0024	0.0024	0.0028	0.0027
At period-end	0.0024	0.0024	0.0028	0.0028
One Brazilian real into U.S. dollars
High	0.2106	0.2043	0.2515	0.2675
Average	0.1877	0.1852	0.2324	0.2525
Low	0.1741	0.1688	0.1928	0.2393
At period-end	0.2102	0.1772	0.1928	0.2491
______________________
Source: FactSet
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates on borrowings under the Company’s long-term debts. Borrowings under our Lombard Debt bear interest at 2.25% plus SONIA per annum and our Amended ABL Facility at the applicable margin plus Secured Overnight Financing Rate (“SOFR”). Fluctuations in our variable interest rate on our current or future borrowings could affect our financial condition, results of operations, or liquidity. Based on borrowings outstanding as of March 31, 2022, a 10% change interest rates would have a minimal financial impact.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and related notes required by this item are included in Part IV of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management evaluated, with reasonable assurance, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2022. The assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2022.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein.

Changes in Internal Control Over Financial Reporting
During the year ended March 31, 2022, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Previously Reported Material Weaknesses
None.

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our 2022 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended March 31, 2022 and which is incorporated herein by reference. Information about our executive officers can be found in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be presented in our 2022 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended March 31, 2022 and which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our 2022 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended March 31, 2022 and which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our 2022 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended March 31, 2022 and which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be presented in our 2022 Proxy Statement, which will be filed with the SEC no later than 120 days after our fiscal year ended March 31, 2022 and which is incorporated herein by reference.

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
Certificate Of Amendment of Amended and Restated Certificate of Incorporation of Era Group Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2020 (File No. 001-35701)).

3.3	*
Certificate Of Amendment of Amended and Restated Certificate of Incorporation of Era Group Inc. (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2020 (File No. 001-35701)).

3.4	*
Amended and Restated Bylaws of Bristow Group Inc. (incorporated herein by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2020 (File No. 001-35701)).

4.1	*
Form of Common Stock Certificate of Era Group Inc. (incorporated herein by reference to Exhibit 4.1 of the Company’s Amendment No. 2 to Registration Statement on Form 10 filed with the SEC on January 08, 2013, as amended (File No. 001-35701)).

4.2	*
Indenture, dated as of February 25, 2021 among Bristow Group Inc., the guarantors therein and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2021 (File No. 001-35701)).

4.3	*
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.(incorporated herein by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed with the SEC on May 27, 2021 (File No. 001-35701)).

10.1	* +
Bristow Group Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on June 21, 2021 (File No. 001-35701)).

10.2	* +
Form of Non-Employee Director Restricted Stock Unit Grant Agreement Pursuant to the Bristow Group Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 filed with the SEC on November 4, 2021 (File No. 001-35701)).

10.3	* +
Form of Restricted Stock Unit Grant Agreement Pursuant to the Bristow Group Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 filed with the SEC on November 4, 2021 (File No. 001-35701)).

10.4	* +
Form of Performance Stock Unit Grant Agreement (Relative TSR) Pursuant to the Bristow Group Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 filed with the SEC on November 4, 2021 (File No. 001-35701)).

10.5	* +
Form of Performance Stock Unit Grant Agreement (Cash ROIC) Pursuant to the Bristow Group Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 filed with the SEC on November 4, 2021 (File No. 001-35701)).

10.6	*
Form of Indemnification Agreement between Era Group Inc. and individual officers and directors. (incorporated herein by reference to Exhibit 10.10 of the Company’s Registration Statement on Form 10 filed with the SEC on October 12, 2012, as amended (File No. 001-35701)).

10.7	*
Era Group Inc. Senior Executive Severance Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 5, 2015 (File No. 001-35701)).

10.8	*
Term Loan Credit Agreement, dated as of November 11, 2016, among Bristow U.S. Leasing LLC, the lenders from time to time party thereto and Lombard North Central Plc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016 (File No. 001-361617)).

10.9	*
Term Loan Credit Agreement, dated as of November 11, 2016, among Bristow Aircraft Leasing Limited, the lenders from time to time party thereto and Lombard North Central Plc.(incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016 (File No. 001-361617)).

10.10	*
ABL Facilities Agreement, dated April 17, 2018, among Bristow Norway AS, Bristow Helicopters Limited, the Company, Barclays Bank PLC and Credit Suisse AG, Cayman Islands Branch and the other lenders from time to time party thereto.(incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2018 (File No. 001-361617)).

10.11	*
Deed of Amendment and Restatement, and Confirmation, dated May 20, 2022, made between, amongst others, the Company, as parent, Bristow Helicopters Limited, Bristow Norway AS, Bristow U.S. LLC and Era Helicopters, LLC, as borrowers, guarantors and security providers, and Barclays Bank PLC, as agent and security agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2022 (File No. 001-357701)).

21.1		List of subsidiaries of Bristow Group Inc.
23.1		Powers of Attorney
23.3		Consent of KPMG LLP, independent registered public accounting firm.
31.1		Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2		Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1		Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated herein by reference as indicated.
**	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.
+	Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this Annual Report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

Bristow Group Inc.

		By:	/s/ Jennifer D. Whalen
Jennifer D. Whalen, Senior Vice President, Chief Financial Officer

		Date:	May 31, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signer	Title		Date

	/s/ Christopher S. Bradshaw	President, Chief Executive Officer and Director		May 31, 2022
	Christopher S. Bradshaw	(Principal Executive Officer)

	/s/ Jennifer D. Whalen	Senior Vice President and Chief Financial Officer		May 31, 2022
	Jennifer D. Whalen	(Principal Financial Officer)

	/s/ Richard Tatum	Vice President and Chief Accounting Officer		May 31, 2022
	Richard Tatum	(Principal Accounting Officer)

	/s/ G. Mark Mickelson	Chairman of the Board and Director		May 31, 2022
G. Mark Mickelson

	/s/ Lorin L. Brass	Director		May 31, 2022
Lorin L. Brass

	*	Director		May 31, 2022
Charles Fabrikant

	/s/ Wesley E. Kern	Director		May 31, 2022
Wesley E. Kern

	/s/ Robert J. Manzo	Director		May 31, 2022
Robert J. Manzo

	/s/ Maryanne Miller	Director		May 31, 2022
Gen. Maryanne Miller

	/s/ Christopher Pucillo	Director		May 31, 2022
Christopher Pucillo

	/s/ Brian D. Truelove	Director		May 31, 2022
Brian D. Truelove

*By	/s/ Crystal Gordon			May 31, 2022
Crystal Gordon, Senior Vice President, General Counsel, Head of Government Affairs, and Corporate Secretary, as Attorney-In-Fact for each of the Persons indicated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Bristow Group Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Bristow Group Inc. and subsidiaries (the Company) as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ investment and mezzanine equity, and cash flows for each of the years in the two-year period ended March 31, 2022 and for the five months ended March 31, 2020 (Successor periods) and the seven months ended October 31, 2019 (Predecessor period), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for the Successor and Predecessor periods, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 31, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Valuation of investment in equity securities
As disclosed in Note 5 to the consolidated financial statements, the Company has a 25% interest in the equity securities of Petroleum Air Services (PAS). PAS is accounted for as a cost method investment and had a carrying amount of $17.0 million as of March 31, 2022. The Company accounts for this investment at cost less impairment, with the investment’s carrying amount adjusted to fair value at the time of the next observable price change for the identical or a similar investment of the same issuer or when an impairment is recognized. During the fiscal year ended March 31, 2022, upon evaluating its investment in PAS, the Company identified an indicator of impairment due to a decline in PAS’s performance. As a result, the Company performed a fair valuation of its investment in PAS.
We identified the assessment of the Company’s valuation of its investment in PAS as a critical audit matter due to significant measurement uncertainty. Specifically, a high degree of subjective auditor judgment and specialized skills and knowledge were required to evaluate the selection of the valuation multiples used in the determination of the fair value of PAS.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the estimate of the fair value of PAS, including a control related to the selection of valuation multiples. We involved valuation professionals with specialized skills and knowledge, who assisted in assessing the reasonableness of the valuation multiples used by comparing the valuation multiples to publicly traded comparable companies.

/s/ KPMG LLP
We have served as the Company’s auditor since 2003.
Houston, Texas
May 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Bristow Group Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Bristow Group Inc. and subsidiaries' (the Company) internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ investment and mezzanine equity, and cash flows for each of the years in the two-year period ended March 31, 2022 and for the five months ended March 31, 2020 (Successor periods) and the seven months ended October 31, 2019 (Predecessor period), and the related notes (collectively, the consolidated financial statements), and our report dated May 31, 2022 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP
Houston, Texas
May 31, 2022

BRISTOW GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Fiscal Year Ended March 31, 2022	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019
	Successor			Predecessor
Revenues:
Operating revenues	$1,139,063	$1,139,024	$467,725	$722,919
Reimbursable revenues	46,141	39,038	18,038	34,304
Total revenues	1,185,204	1,178,062	485,763	757,223

Costs and expenses:
Operating expenses	872,857	851,173	370,637	569,840
Reimbursable expenses	45,557	38,789	17,683	33,023
General and administrative expenses	159,062	153,270	64,960	88,392
Merger and integration costs	3,240	42,842	6,330	—
Restructuring costs	3,098	25,773	227	4,539
Prepetition restructuring charges	—	—	—	13,476
Depreciation and amortization expense	74,981	70,078	28,238	70,864
Total costs and expenses	1,158,795	1,181,925	488,075	780,134

Loss on impairment	(24,835)	(91,260)	(9,591)	(62,101)
Gain (loss) on disposal of assets	1,347	(8,199)	(451)	(3,768)
Earnings (losses) from unconsolidated affiliates, net	(1,738)	426	7,262	6,589
Operating income (loss)	1,183	(102,896)	(5,092)	(82,191)

Interest income	161	1,293	662	822
Interest expense	(41,521)	(51,259)	(22,964)	(128,658)
Loss on extinguishment of debt	(124)	(29,359)	—	—
Reorganization items, net	(621)	1,577	(7,232)	(617,973)
Loss on sale of subsidiaries	(2,002)	—	—	(55,883)
Change in fair value of preferred stock derivative liability	—	15,416	184,140	—
Gain on bargain purchase	—	81,093	—	—
Other, net	38,505	27,495	(9,956)	(3,501)
Total other income (expense), net	(5,602)	46,256	144,650	(805,193)
Income (loss) before income taxes	(4,419)	(56,640)	139,558	(887,384)
Income tax benefit (expense)	(11,294)	355	(482)	51,178
Net income (loss)	(15,713)	(56,285)	139,076	(836,206)
Net loss (income) attributable to noncontrolling interests	(78)	191	152	(208)
Net income (loss) attributable to Bristow Group Inc.	$(15,791)	$(56,094)	$139,228	$(836,414)
Income (loss) per common share(1):
Basic	$(0.55)	$3.12	$20.11	$(23.29)
Diluted	$(0.55)	$2.32	$(1.51)	$(23.29)
Weighted average common shares outstanding(1):
Basic	28,533	24,601	5,641	35,919
Diluted	28,533	31,676	29,806	35,919
(1) See Note 15 to the consolidated financial statements for details on income (loss) per share and weighted average common shares outstanding.

See accompanying notes to consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Fiscal Year Ended March 31, 2022	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019
	Successor			Predecessor

Net income (loss)	$(15,713)	$(56,285)	$139,076	$(836,206)
Other comprehensive income (loss):
Currency translation adjustments	(25,274)	49,803	(16,440)	23,004
Pension liability adjustment	5,962	(45,071)	6,389	—
Unrealized gain (loss) on cash flow hedges, net of tax	2,777	(3,006)	1,410	(682)
Total other comprehensive income (loss)	(16,535)	1,726	(8,641)	22,322
Total comprehensive income (loss)	(32,248)	(54,559)	130,435	(813,884)
Net comprehensive (income) loss attributable to noncontrolling interests	(78)	191	152	(208)
Total comprehensive income (loss) attributable to Bristow Group Inc.	$(32,326)	$(54,368)	$130,587	$(814,092)

See accompanying notes to consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	March 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$263,769	$228,010
Restricted cash	2,245	3,069
Accounts receivables, net	203,771	215,620
Inventories	81,674	92,180
Assets held for sale	59	14,750
Prepaid expenses and other current assets	28,367	32,119
Total current assets	579,885	585,748
Property and equipment	1,092,140	1,090,094
Accumulated depreciation and amortization	(149,532)	(85,535)
Property and equipment, net	942,608	1,004,559
Investment in unconsolidated affiliates	17,585	37,530
Right-of-use assets	193,505	246,667
Other assets	90,696	117,766
Total assets	$1,824,279	$1,992,270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,497	$69,542
Accrued wages, benefits and related taxes	53,424	58,595
Income taxes payable and other accrued taxes	13,410	19,972
Deferred revenue	15,161	13,598
Accrued maintenance and repairs	38,354	26,907
Current portion of operating lease liabilities	69,866	77,909
Accrued interest and other accrued liabilities	21,284	22,632
Short-term borrowings and current maturities of long-term debt	12,759	15,965
Total current liabilities	287,755	305,120
Long-term debt, less current maturities	512,909	527,528
Accrued pension liabilities	18,170	44,150
Other liabilities and deferred credits	4,825	6,681
Deferred taxes	39,811	42,430
Long-term operating lease liabilities	125,441	167,718
Total liabilities	988,911	1,093,627
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	—	1,572
Stockholders’ equity:
Common stock, $0.01 par value, 110,000 authorized; 28,287 and 29,694 outstanding as of March 31, 2022 and 2021, respectively	303	303
Additional paid-in capital	699,401	687,715
Retained earnings	211,220	227,011
Treasury shares, at cost; 1,983 and 467 shares as of March 31, 2022 and 2021, respectively	(51,659)	(10,501)
Accumulated other comprehensive loss	(23,450)	(6,915)
Total Bristow Group Inc. stockholders’equity	835,815	897,613
Noncontrolling interests	(447)	(542)
Total stockholders’ equity	835,368	897,071
Total liabilities and stockholders’ equity	$1,824,279	$1,992,270

See accompanying notes to consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Investment and Mezzanine Equity
(In thousands)

	Total Bristow Group Inc. Stockholders’ Investment
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2019 (Predecessor)	386	35,919	862,020	455,598	(327,989)	(184,796)	7,148	812,367
Issuance of common stock	—	—	1,871	—	—	—	—	1,871
Beneficial conversion feature on DIP Loan	—	—	56,870	—	—	—	—	56,870
Sale of subsidiaries	—	—	—	—	—	—	(5,612)	(5,612)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(1,323)	(1,323)
Currency translation adjustments	—	—	—	—	—	—	52	52
Net income (loss)	—	—	—	(836,414)	—	—	208	(836,206)
Other comprehensive income	—	—	—	—	22,322	—	—	22,322
Cancellation of Predecessor equity	(386)	(35,919)	(920,761)	380,816	305,667	184,796	—	(49,868)
October 31, 2019 (Predecessor)	$—	—	$—	$—	$—	$—	$473	$473

See accompanying notes to consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Investment and Mezzanine Equity
(In thousands)

			Total Bristow Group Inc. Stockholders’ Investment
	Redeemable Noncontrolling Interest	Mezzanine equity preferred stock	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
Issuance of Successor common and preferred stock	$—	$618,921	$1	11,236	$294,670	$—	$—	$—	$—	$294,671
October 31, 2019 (Successor)	—	618,921	1	11,236	294,670	—	—	—	(105)	294,566
Issuance of stock	—	1,186	—	—	1,227	—	—	—	—	1,227
Initial reclassification of embedded derivative to long-term liability	—	(470,322)	—	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	—	—	—	(12)	(12)
Net income (loss)	—	—	—	—	—	139,228	—	—	(152)	139,076
Other comprehensive loss	—	—	—	—	—	—	(8,641)	—	—	(8,641)
March 31, 2020 (Successor)	$—	$149,785	$1	11,236	$295,897	$139,228	$(8,641)	$—	$(269)	$426,216
Share repurchases	—	(2,151)	—	(143)	—	1,263	—	—	—	1,263
Preferred stock share conversion	—	(146,448)	4	34,837	270,678	142,614	—	—	—	413,296
Elimination of Old Bristow stock	—	—	(5)	(45,930)	5	—	—	—	—	—
Exchange of common stock	—	—	231	23,027	(231)	—	—	—	—	—
Era purchase price	—	—	72	7,175	108,268	—	—	—	—	108,340
Preferred stock compensation activity and conversion	—	(1,186)	—	—	6,370	—	—	—	—	6,370
Issuance of stock	—	—	—	1	—	—	—	—	—	—
Share award amortization	—	—	—	—	6,333	—	—	—	—	6,333
Purchase of treasury shares	—	—	—	(467)	—	—	—	(10,501)	—	(10,501)
Era purchase price adjustment	1,501	—	—	—	395	—	—	—	—	395
Purchase of Company common stock (tax withholding)	—	—	—	(42)	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	—	—	—	(11)	(11)
Net income (loss)	71		—	—	—	(56,094)	—	—	(262)	(56,356)
Other comprehensive income	—	—	—	—	—	—	1,726	—	—	1,726
March 31, 2021 (Successor)	$1,572	$—	$303	29,694	$687,715	$227,011	$(6,915)	$(10,501)	$(542)	$897,071
Share-based compensation	$—	$—	$—	110	$11,686	$—	$—	$—	$—	$11,686
Purchase of treasury shares	—	—	—	(1,517)	—	—	—	(41,158)	—	(41,158)
Sale of noncontrolling interest	(1,572)	—	—	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	—	—	—	17	17
Net income (loss)	—	—	—	—	—	(15,791)	—	—	78	(15,713)
Other comprehensive loss	—	—	—	—	—	—	(16,535)	—	—	(16,535)
March 31, 2022 (Successor)	$—	$—	$303	28,287	$699,401	$211,220	$(23,450)	$(51,659)	$(447)	$835,368
The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended March 31, 2022	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019
	Successor			Predecessor
Cash flows from operating activities:
Net income (loss)	$(15,713)	$(56,285)	$139,076	$(836,206)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	87,236	90,464	43,741	70,864
Deferred income taxes	(1,744)	(15,468)	(4,866)	(62,476)
Loss on extinguishment of debt	124	29,359	—	—
Write-off of deferred financing fees	—	117	—	4,038
Bad debt expense	309	1,766	—	—
Amortization of deferred financing fees	1,323	—	—	—
Discount amortization on long-term debt	7,710	16,146	5,890	1,563
Reorganization items, net	—	(1,577)	(16,254)	552,304
Loss (gain) on disposal of assets	(1,347)	8,199	451	3,768
Loss on impairment	24,835	91,260	9,591	62,101
Loss on sale of subsidiaries	2,002	—	—	55,883
Deferral of lease payments	—	—	—	285
Beneficial conversion feature on DIP Loan	—	—	—	56,870
Gain on insurance receivable	—	(2,614)	—	—
DIP Claim Liability	—	—	—	15,000
Gain on bargain purchase	—	(81,093)	—	—
Change in fair value of preferred stock derivative liability	—	(15,416)	(184,140)	—
Share-based compensation expense	11,686	11,518	2,412	1,871
Equity in earnings from unconsolidated affiliates less than dividends received	1,738	3,549	(1,184)	(1,776)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	10,584	39,857	24,097	(10,247)
Inventory, prepaid expenses and other assets	15,916	13,502	(3,339)	(1,831)
Accounts payable, accrued expenses and other liabilities	(20,805)	(36,439)	(24,988)	(10,877)
Net cash provided by (used in) operating activities	123,854	96,845	(9,513)	(98,866)
Cash flows from investing activities:
Capital expenditures	(31,068)	(14,844)	(36,115)	(41,574)
Proceeds from asset dispositions	14,549	67,882	13,845	5,314
Deposits on assets held for sale	—	—	4,500	—
Cash transferred in sale of subsidiaries, net of cash received	(851)	—	—	(22,458)
Increase in cash from Era merger	—	120,236	—	—
Net cash provided by (used in) investing activities	(17,370)	173,274	(17,770)	(58,718)
Cash flows from financing activities:
Proceeds from borrowings	—	400,000	—	225,585
Debt issuance costs	(3,112)	(6,391)	—	(14,863)
Repayment of debt and debt redemption premiums	(19,213)	(618,140)	(25,132)	(366,750)
Prepayment premium fees	—	(5,778)	—	—
Partial prepayment of put/call obligation	—	—	—	(1,323)
Issuance of common and preferred stock	—	—	—	385,000
Purchase of treasury shares	(41,158)	(10,501)	—	—
Old Bristow share repurchases	—	(4,807)	—	—
Net cash provided by (used in) financing activities	(63,483)	(245,617)	(25,132)	227,649
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8,066)	7,456	1,010	2,406
Net increase (decrease) in cash, cash equivalents and restricted cash	34,935	31,958	(51,405)	72,471
Cash, cash equivalents and restricted cash at beginning of period	231,079	199,121	250,526	178,055
Cash, cash equivalents and restricted cash at end of period	$266,014	$231,079	$199,121	$250,526
See accompanying notes to consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
As more fully described below under “Emergence from Voluntary Reorganization under Chapter 11”, in May 2019 Old Bristow and a number of its subsidiaries filed for bankruptcy protection in the US Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) and emerged from bankruptcy proceedings on October 31, 2019. Upon emergence Old Bristow adopted fresh start accounting, which resulted in Old Bristow becoming a new entity for financial reporting purposes. In this Annual Report on Form 10-K, references to:
•“Predecessor” refer to Old Bristow on and prior to October 31, 2019; and
•“Successor” refer to the reorganized Old Bristow on and after November 1, 2019 until completion of the Merger and after completion of the Merger refer to the Combined Company.
The consolidated financial information for the fiscal year ended March 31, 2022 (Successor) (“fiscal year 2022”), the fiscal year ended March 31, 2021 (Successor) (“fiscal year 2021”), five months ended March 31, 2021 (Successor) and seven months ended October 31, 2020 (Predecessor) has been prepared by the Company in accordance with GAAP and pursuant to the rules and regulations of the SEC on this Annual Report on Form 10-K.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Summary of Significant Accounting Policies
Basis of Consolidation — The consolidated financial statements include the accounts of Bristow Group, Inc., its wholly and majority-owned subsidiaries and entities that meet the criteria of variable entities (“VIEs”) of which the Company is the primary beneficiary. All significant inter-company accounts and transactions are eliminated in consolidation.
Accounting Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates may include, among other items, those related to allowance for doubtful accounts, useful lives of property and equipment, inventories, income tax provisions, pensions, impairments, fair values used in purchase price allocations and certain accrued and contingent liabilities. Actual results could differ from those estimates and those differences may be material.
Revenue Recognition — See Note 4 for a discussion of revenue recognition.
Maintenance and Repairs — The Company generally charges maintenance and repair costs, including major aircraft component overhaul costs, to earnings as the costs are incurred. However, certain major aircraft components, such as engines and transmissions, are maintained by third-party vendors under contractual agreements also referred to as power-by-the-hour (“PBH”) maintenance agreements. Under these agreements, the Company is charged an agreed amount per hour of flying time related to maintenance, repair and overhaul of the parts and components covered. The costs charged under these contractual agreements are recognized in the period in which the flight hours occur. To the extent that the Company has not yet been billed for costs incurred under these arrangements, these costs are included in accrued maintenance and repairs on its consolidated balance sheets. From time to time, the Company receives credits from its original equipment manufacturers. The Company records these credits as a reduction in maintenance expense when the credits are utilized in lieu of cash payments for purchases or services.
Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
When collection efforts have been exhausted, trade receivables and the associated allowance for doubtful accounts are removed from accounts receivable.
The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted. As of March 31, 2022 and 2021, the allowance for doubtful accounts related to non-affiliates accounts receivables was $1.9 million and $2.3 million, respectively.
The allowance for doubtful accounts from non-affiliates for the periods reflected below were as follows (in thousands):

	Fiscal Year Ended March 31, 2022	Fiscal Year Ended March 31, 2021
Balance – beginning of period	$2,303	$368
Additional allowances	32	1,935
Write-offs and collections	(448)	—
Balance – end of period	$1,887	$2,303
Inventories — Inventories consist primarily of spare parts utilized for maintaining the Company’s global fleet of aircraft and are stated at average cost, net of allowances for excess and obsolete inventory. The Company establishes an allowance to accrue for the retirement of the cost of spare parts expected to be on hand at the end of a fleet’s life over the service lives of the related equipment, taking into account the estimated salvage value of the parts.
As of March 31, 2022 and 2021, the inventory allowances for the periods reflected below were as follows:

	Fiscal Year Ended March 31, 2022	Fiscal Year Ended March 31, 2021
Balance – beginning of period	$261	$62
Additional allowances, net	2,898	191
Foreign currency effects	(8)	8
Balance – end of period	$3,151	$261
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Intangible assets by type for the periods reflected below were as follows (in thousands):

	U.K. SAR customer contract	PBH	Total
	Gross Carrying Amount
March 31, 2020	$55,706	$74,321	$130,027
Additions(1)	—	14,423	14,423
Translation	5,542	5,689	11,231
March 31, 2021	$61,248	$94,433	$155,681
Additions	—	233	233
Translation	(2,008)	(2,585)	(4,593)
March 31, 2022	$59,240	$92,081	$151,321

	Accumulated Amortization
March 31, 2020	$(3,251)	$(15,503)	$(18,754)
Amortization expense	(7,969)	(20,172)	(28,141)
March 31, 2021	(11,220)	(35,675)	(46,895)
Amortization expense	(8,235)	(12,270)	(20,505)
March 31, 2022	$(19,455)	$(47,945)	$(67,400)

Weighted average remaining contractual life, in years	5.0	9.6	6.7
_____________
(1)Related to Era’s PBH contracts added as a result of the Merger.
Future amortization expense of intangible assets for periods ending March 31 is as follows (in thousands):

	U.K. SAR customer contract	PBH(2)	Total
2023	$7,957	$12,008	$19,965
2024	7,957	11,022	18,979
2025	7,957	10,808	18,765
2026	7,957	7,957	15,914
2027	7,957	233	8,190
Thereafter	—	2,108	2,108
	$39,785	$44,136	$83,921
___________________
(2) The future amortization expense for PBH will be included in maintenance expense.

Property and equipment — Property and equipment, is stated at cost, and depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to helicopters, the estimated useful life is typically based upon a newly built asset being placed into service and represents the point at which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older assets that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life. The Company reviews the estimated useful lives and salvage values of its property and equipment on an ongoing basis for any changes in estimates.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of March 31, 2022, the estimated useful life (in years) of the Company’s categories of new property and equipment was as follows:

Aircraft (estimated salvage value at 10%-25% of cost)	30
Aircraft accessories and spares	5 - 7
Buildings (estimated salvage value at 10% of cost)	30
Leasehold improvements	Lease term or 10
Other property and equipment	3-15
The Company performs an impairment analysis on long-lived assets used in operations when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company’s long-lived assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. If an impairment is indicated for the asset group classified as held and used, an impairment evaluation will be performed. Asset impairment evaluations are based on estimated undiscounted cash flows over the remaining useful life for the assets being evaluated. If the sum of the expected future cash flows is less than the carrying amount of the asset group, the Company would be required to recognize an impairment loss.
For aircraft types that are still operating where management has made the decision to sell or abandon the aircraft type at a fixed date, an analysis is completed to determine whether depreciation needs to be accelerated or additional depreciation recorded for an expected reduction in residual value at the planned disposal date.
Leases — The Company recognizes a right-of-use (“ROU”) asset and a lease liability on its consolidated balance sheets for leases under which it is the lessee, after applying the short-term lease exemption. Operating lease ROU assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. For discount rate, we use our incremental borrowing rate based on information available at commencement date if the rate implicit in the lease cannot be readily determined.
Investment in Unconsolidated Affiliates — Unconsolidated affiliates are measured at fair value with changes in fair value recognized in net income. The Company uses a measurement alternative approach for equity investments without readily determinable fair values. The alternative method measures equity investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions in a similar investment of the same issuer. The Company performs regular reviews of each unconsolidated affiliate investee’s financial condition, the business outlook for its products and services and its present and projected results and cash flows. When an investee has experienced consistent declines in financial performance or difficulties raising capital to continue operations, the investment is written down to fair value.
Contingencies — The Company establishes reserves for estimated loss contingencies when it believes a loss is probable and the amount of the loss can be reasonably estimated. The Company’s contingent liability reserves relate primarily to potential tax assessments, litigation, personal injury claims and environmental liabilities and are adjusted as a result of changes in facts or circumstances that become known or changes in previous assumptions with respect to the likelihood or amount of loss. Such revisions are based on information that becomes known or circumstances that change after the reporting date for the previous period through the reporting date of the current period. Should the outcome differ from the Company’s assumptions and estimates or other events result in a material adjustment to the accrued estimated reserves, revisions to the estimated reserves for contingent liabilities would be required to be recognized. Legal costs related to contingent liabilities are expensed as incurred.
Deferred Financing Costs — Deferred financing costs incurred in connection with the issuance of debt are amortized over the life of the related debt using either the straight line method or effective interest rate method.
Proceeds from casualty insurance settlements in excess of the carrying value of damaged assets are recognized as a gain on disposal of assets when the Company has received proof of loss documentation or are otherwise assured of collection of these amounts. However, if the aircraft damage does not result in a total loss and disposal of the asset, any insurance proceeds above the loss amount are recorded to other income.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Share-Based Compensation — The grant date fair value of share-based awards granted to employees is recognized as an employee compensation expense over the requisite service period on a straight-line basis. The amount of compensation expense ultimately recognized is based on the number of awards that meet the vesting conditions at the vesting date.
Pension Benefits — See Note 13 for a discussion of the Company’s accounting for pension benefits.
Foreign Currency Transactions — The functional currency for each of the Company’s foreign entities is the U.S. dollar. From time to time, the Company enters into transactions denominated in currencies other than its functional currency. Gains and losses resulting from changes in currency exchange rates between the functional currency and the currency in which a transaction is denominated are included in other income (expense), net in the accompanying consolidated statements of operations in the period which the currency exchange rates change.
Earnings (Loss) Per Common Share — Basic earnings (loss) per common share of the Company are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings (loss) per common share of the Company are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the treasury method and/or if-converted method .
Taxes — The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based upon temporary differences between the carrying amount and tax basis of the Company’s assets and liabilities and measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect on deferred income tax assets and liabilities of a change in the tax rates is recognized in income in the period in which the change occurs. The Company records a valuation allowance when it believes that it is more-likely-than-not that any deferred income tax asset created will not be realized.
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
Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, “Reference Rate Reform” (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard is intended to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This ASU was effective beginning in fiscal year 2022 for the Company. Adoption of this standard did not have a material impact to the Company’s financial statements.
In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes.” This standard eliminates certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. This ASU also included guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The standard was effective beginning in fiscal year 2022 for the Company. Adoption of this standard did not have a material impact to the Company’s financial statements.
Not Yet Adopted
In October 2021, the FASB issued ASU Update No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendment in this update provides specific guidance on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts in business

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
combinations. The standard will be effective for the Company beginning in fiscal year 2023 and early adoption is permitted. The Company is currently evaluating the effect this accounting guidance will have on its consolidated financial statements.
In May 2021, the FASB issued ASU Update No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The purpose of this update is to clarify and reduce diversity in practice for the accounting of certain modifications or exchanges of equity written call options. Under the guidance, an issuer determines the accounting for the modification or exchange based on whether the transaction was executed to issue equity, to issue or modify debt, or for other reasons. The standard will be effective for the Company beginning in fiscal year 2023 and early adoption is permitted. The Company is currently evaluating the effect this accounting guidance will have on its consolidated financial statements.
Note 2 — BUSINESS COMBINATIONS
Era Group Inc.
On June 11, 2020, the combination of Old Bristow with Era was successfully completed in an all-stock transaction with Era having issued shares of common stock (“Combined Company Common Stock”) to Old Bristow’s stockholders in exchange for such holders shares of common stock in Old Bristow. The transaction was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). In the Merger, Old Bristow merged with and into Merger Sub, a subsidiary of Era, with Old Bristow remaining as the surviving company and as a subsidiary of Era, the ultimate parent of the Combined Company. Era was one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the U.S., primarily servicing offshore energy installations. The transaction was structured as an all-stock, reverse-triangular merger, whereby Era issued shares of Combined Company Common Stock to Old Bristow stockholders, allowing it to qualify as a tax free reorganization for U.S. federal income tax purposes. Following the Merger, Era changed its name to Bristow Group Inc., and the Combined Company Common Stock continued to trade on the NYSE under the new ticker symbol VTOL.
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
The Merger resulted in a gain on bargain purchase due to the estimated fair value of the identifiable net assets acquired exceeding the purchase consideration transferred by $81.1 million shown as a gain on bargain purchase on the consolidated statements of operations. The bargain purchase was a result of a combination of factors including depressed oil and gas prices and market volatility linked to the COVID-19 pandemic between the initial announcement and consummation of the Merger.
Specifically, the Era share price declined from $8.59 to $5.16 between the last trading day prior to the announcement of the Merger and the date the Merger closed. The aggregate Merger consideration was based on an exchange ratio that was fixed

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020
Total revenues	$1,213,552	$582,803
Net income (loss)	$(100,436)	$153,106
Net income (loss) attributable to Bristow Group Inc.	$(100,222)	$153,415
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
Note 3 — PROPERTY AND EQUIPMENT
The following table presents details on the major classes of property and equipment (in thousands):

	Fiscal Year Ended March 31, 2022	Fiscal Year Ended March 31, 2021
Aircraft	$802,913	$805,649
Land and buildings	180,188	191,246
Other property and equipment	109,039	93,199
	$1,092,140	$1,090,094
During the fiscal years ended March 31, 2022 and 2021, five months ended March 31, 2020 and seven months ended October 31, 2019, the Company recognized depreciation expense of $66.7 million, $62.1 million, $25.0 million and $112.8 million, respectively.
Other Property, Equipment and Inventory Considerations
During the fiscal years ended March 31, 2022 and 2021, the Company recognized $11.8 million and $12.4 million, respectively, in loss on impairment related to certain aircraft, equipment and inventory.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Impairment on aircraft for the periods reflected in the table below were as follows (in thousands):

	Fiscal Year Ended March 31, 2022	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019
	Successor			Predecessor
Number of aircraft impaired	5	8	—	14
Impairment charges on assets held for sale	$5,934	$7,792	$—	$—
Impairment charges on property and equipment(1)	$—	$—	$—	$42,022
Fresh-start accounting adjustment(2)	$—	$—	$—	$768,630
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
Helicopter services — The Company’s principal customers — international, independent and major integrated energy companies and government agencies— charter its helicopters primarily to transport personnel to, from and between onshore bases and offshore production platforms, drilling rigs and other installations. Revenues from helicopter services is recognized when the performance obligation is satisfied over time based on contractual rates as the related services are performed. A performance obligation arises under contracts with customers to render services. Operating revenues is derived mainly from fixed-term contracts with the Company’s customers. A small portion of the Company’s oil and gas customer revenues is derived from providing services on an “ad-hoc” basis. The Company’s fixed-term contracts typically have original terms of one year to five years (subject to provisions permitting early termination by its customers). The Company accounts for services rendered separately if they are distinct and the service is separately identifiable from other items provided to a customer and if a customer can benefit from the services rendered on its own or with other resources that are readily available to the customer.
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenues when, or as, the performance obligation is satisfied. Within this contract type for helicopter services, the Company determined that each contract has a single distinct performance obligation. These contracts include a fixed monthly rate for a particular model of aircraft plus an incremental charge based on flight hours flown, which represents the variable component of a typical contract with a customer. Rates for these services vary depending on the type of services provided and can be based on a per flight hour, per day, or per month basis. The variable component of a contract is not effective until a customer-initiated flight order is

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
received, and the actual hours flown are determined; variable consideration is recognized when the services are rendered pursuant to the variable allocation exception.
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
Cost reimbursements from customers are recorded as reimbursable revenues with the related reimbursed costs recorded as reimbursable expense on the Company’s consolidated statements of operations.
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
Total revenues for the periods reflected in the table below were as follows (in thousands):

	Fiscal Year Ended March 31, 2022	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019
	Successor			Predecessor
Revenues from contracts with customers	$1,151,035	$1,139,638	$470,167	$737,679
Total other revenues	34,169	38,424	15,596	19,544
Total revenues	$1,185,204	$1,178,062	$485,763	$757,223
Revenues by Service Line. Operating revenues earned by service line for the periods reflected in the table below were as follows (in thousands):

	Fiscal Year Ended March 31, 2022	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019
	Successor			Predecessor
Oil and gas services	$767,720	$788,024	$336,073	$500,872
Government services(1)	272,859	252,131	91,019	129,376
Fixed wing services	85,372	73,751	35,579	70,755
Other services(2)	13,112	25,118	5,054	21,916
Total operating revenues	$1,139,063	$1,139,024	$467,725	$722,919
_____________________
(1)Includes revenues of approximately $26.8 million, $0.4 million and $0.9 million related to government services that were previously included in the oil and gas and other service lines for the fiscal year ended March 31, 2021, five months ended March 31, 2020 and seven months ended October 31, 2019 (Predecessor), respectively.
(2)Includes Asia Pacific and certain Europe revenues of approximately $12.7 million, $4.7 million, $21.5 million that were previously included in the oil and gas service line for the fiscal year ended March 31, 2021, five months ended March 31, 2020 and seven months ended October 31, 2019 (Predecessor), respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Contract Assets, Liabilities and Receivables
The Company generally satisfies performance of contract obligations by providing helicopter and fixed wing services to its customers in exchange for consideration. The timing of performance may differ from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. A contract asset exists when the Company has a contract with a customer for which revenues has been recognized (i.e., services have been performed), but customer payment is contingent on a future event (i.e., satisfaction of additional performance obligations). These contract assets are transferred to receivables when the right to consideration becomes unconditional. Contract liabilities relate to deferred revenues in which advance consideration is received from customers for contracts where revenues are recognized based on future performance of services.
As of March 31, 2022 and 2021, receivables related to services performed under contracts with customers were $165.2 million and $167.3 million, respectively. During the fiscal years ended March 31, 2022 and 2021, five months ended March 31, 2020 and seven months ended October 31, 2019, the Company recognized $7.3 million, $3.5 million, $4.9 million and $8.5 million of revenues from outstanding contract liabilities, respectively. Contract liabilities related to services performed under contracts with customers were $13.3 million and $13.3 million as of March 31, 2022 and 2021, respectively. Contract liabilities are generated by fixed wing services where customers pay for tickets in advance of receiving the Company’s services and advanced payments from helicopter services customers. There were no contract assets as of March 31, 2022 and 2021.
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

	Remaining Performance Obligations
		Fiscal Year Ending March 31,				Total
	2023	2024	2025	2026	2027 and thereafter
Helicopter contracts	$410,036	$238,396	$183,032	$109,369	$128,029	$1,068,862
Fixed wing contracts	589	—	—	—	—	589
Total remaining performance obligation revenues	$410,625	$238,396	$183,032	$109,369	$128,029	$1,069,451
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of March 31, 2022 and 2021, the Company had interests in six VIEs(as described below) of which the Company was the primary beneficiary. The Company had no interests in VIEs of which the Company was not the primary beneficiary.
BNAS Holdings Company Limited (“BNAS”) — BNAS is a legal entity in the Republic of Ireland owned 49% by Bristow Helicopters Limited (“BHL”) as a 49% shareholder and 51% by a European Union national. BHL provided a loan to BNAS Holdings, which in turn acquired 100%of the share capital of Bristow Norway A/S, a company that provides aviation services to the offshore energy industry in Norway. The financial information for this VIE is aggregated within the summary financial information table below.
Bristow Aviation Holdings Limited (“Bristow Aviation”) — The Company owns 49% of Bristow Aviation’s common stock and a significant amount of its subordinated debt. Bristow Aviation is incorporated in England and, through its subsidiaries, holds all the outstanding shares in BHL. As of March 31, 2022, the Company and Impigra (as defined below) owned 49% and 51%, respectively, of Bristow Aviation. The subsidiaries of Bristow Aviation provide aviation services to customers primarily in Australia, Nigeria, Norway, Trinidad and U.K.
Bristow Helicopters (Nigeria) Limited (“BHNL”) — BHNL is a joint venture that provides aviation services to customers in Nigeria, in which BHL owns a 48% interest. YII Energy (as defined below), a Nigerian company owned 100% by Nigerian citizens, owns a 50% interest and an employee trust fund owns the remaining 2% interest. The financial information for this VIE is aggregated within the summary financial information table below.
Impigra Aviation Holdings Limited (“Impigra”) — Impigra is a British company owned 100% by U.K. Bristow employees and owns 51% of the ordinary shares of Bristow Aviation. The assets and liabilities of Impigra consist primarily of intercompany balances, including loans, which are eliminated in consolidation.
Pan African Airlines (Nigeria) Limited (“PAAN”) — PAAN is a joint venture in Nigeria with local partners in which the Company owns an interest of 50.17%. PAAN provides industrial aviation services to customers in Nigeria. The Company has also historically provided subordinated financial support to PAAN. As the Company has the power to direct the most significant activities affecting the economic performance and ongoing success of PAAN and holds a variable interest in the form of the Company’s equity investment and working capital infusions, the Company consolidates PAAN as the primary beneficiary. The financial information for this VIE is aggregated within the summary financial information table below.
YII 5668 Energy (“YII Energy”) — YII Energy is dormant entity domiciled in Nigeria and owns a 50% interest in BHNL. This entity is deemed a VIE due to insufficient equity and the Company is the primary beneficiary because it has both the power to direct the most significant activities of the entity. The financial information for this VIE is aggregated within the summary financial information table below.
The following table shows summarized financial information for Bristow Aviation and subsidiaries, which includes BNAS Holdings, BHNL, PAAN and YII Energy (in thousands):

	March 31, 2022	March 31, 2021
Total assets	$933,478	$1,163,052
Total liabilities(1)	$4,203,107	$4,021,334
____________________
(1)The Company eliminates all transactions among and between the VIEs listed above within its consolidated financial statements and as presented in the summary financial information table above. Bristow Aviation has subordinated unsecured loan stock (debt) bearing interest at an annual rate of 13.5% and payable semi-annually to the Company that is not eliminated at the Bristow Aviation and subsidiaries summarized financial information level, but is eliminated at Bristow Group Inc. and subsidiaries. Payment of interest on such debt has been deferred since its incurrence in 1996 at an annual rate of 13.5% and aggregated $3.4 billion as of March 31, 2022.
Eastern Airways — On May 10, 2019 BHL completed the sale of all of the shares of Eastern Airways while retaining its ownership of the shares in Humberside International Airport Limited (“Humberside”) previously held through Eastern Airways. BHL has a controlling interest in the Humberside Airport from which Bristow provides U.K. SAR services. As part of the sale, BHL contributed approximately £17.1 million to Eastern Airways as working capital. The loss on the sale of Eastern Airways for the seven months ended October 31, 2019 (Predecessor) was $46.9 million, which included the write-off of net assets of

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$35.0 million and write-off of cumulative translation adjustment of $11.9 million. Certain intercompany balances between BHL and Eastern Airways were also written off.
Aviashelf and Bristow Helicopters Leasing Limited — In April 2019, Old Bristow sold its 60% ownership interest in Bristow Helicopters Leasing Limited, a U.K. joint venture company, for $1.4 million. In June 2019 (Predecessor), Old Bristow sold its 48.5% ownership interest in Aviashelf Aviation Co. (“Aviashelf”), a Russian helicopter company, for $2.6 million. The loss on the sale of Aviashelf for the seven months ended October 31, 2019 (Predecessor) was $9.0 million.
Hauser Investments Limited and Sicher Helicopters SAS —
During the fiscal year ended March 31, 2022, the Company sold its 75% interest in Hauser Investments Limited (“Hauser”), which owns 100% of Sicher Helicopters SAS (“Sicher”), a provider of helicopter services to Colombia’s oil and gas market. The sale resulted in a $2.0 million loss included in sale of subsidiaries on the consolidated statements of operations. As of March 31, 2022, the Company no longer owned or consolidated this entities financials.
Other Significant Affiliates — Unconsolidated
The Company evaluates its unconsolidated affiliates for indicators of impairment in light of current market conditions. Changes in market conditions or contractual relationships in future periods could result in the identification of additional other-than-temporary impairment.
Cougar — The Company owns a 25% voting interest and a 40% economic interest in Cougar Helicopters Inc. (“Cougar”), a major aviation services provider in Canada. Cougar’s operations are primarily focused on serving the offshore oil and gas industry off Canada’s Atlantic coast and in the Arctic. Cougar is accounted for as an equity method investment.
During the fiscal year ended March 31, 2021, upon evaluating its investment in Cougar, the Company determined the investment to be other-than-temporarily impaired based on the change in facts and circumstances from the prior reporting period, which included the loss of a significant customer contract and further deterioration of the future sentiment for the Eastern Canadian oil and gas market. As a result, the Company performed a fair valuation of its investment in Cougar, and based on a discounted cash flows model, concluded a fair value of $4.7 million. This compared to a carrying value of $56.6 million, resulting in a $51.9 million loss on impairment from our investment in Cougar, recorded during the fiscal year ended March 31, 2021. In January 2021, the Company concluded that it was no longer probable that it would collect substantially all consideration for lease agreements when due. As such the Company transitioned to the cash basis of accounting for lease payments to be received from Cougar under the current aircraft and facilities leasing arrangements in place. The Company continues to recognize revenues associated with the Maintenance Services and Support Agreement (the “MSSA”) on an accrual basis as it expects to receive full compensation for services under the MSSA agreement.
PAS — The Company has a 25% economic interest in Petroleum Air Services (“PAS”), an Egyptian corporation that provides helicopter and fixed wing transportation to the offshore energy industry and other general aviation services in Egypt. PAS is accounted for as a cost method investment. During the fiscal year ended March 31, 2022, upon evaluating its investment in PAS, the Company identified an indicator for impairment due to a decline in PAS’s performance. As a result, the Company performed a fair valuation of its investment in PAS using a market approach that relied on significant Level III inputs due to the nature of unobservable inputs that required significant judgment and assumptions. The market approach utilized two methods, each yielding similar valuation outcomes through the use of a multiple relevant to each method, derived from select guideline public companies, and an expected dividend rate or earnings of PAS. This resulted in a $16.0 million loss on impairment recorded during the fiscal year ended March 31, 2022. As of March 31, 2022 and 2021, the investment in PAS is included on the consolidated balance sheets in investment in unconsolidated affiliates at $17.0 million and $33.0 million, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Líder — During the fiscal year ended March 31, 2021, the Company recorded an $18.7 million non-cash impairment charge to its investment in Líder Táxi Aéreo S.A. (“Líder”), a previously unconsolidated affiliate in Brazil, upon evaluating its equity investment in the company. Old Bristow had previously recorded a $9.6 million impairment to its investment in Líder during the five months ended March 31, 2020 due to an expected decline in future business opportunities in its market as a result of the decline in oil prices leading to an evaluation of the investment for other-than-temporary impairment. The Company initiated a partial dissolution process to exit its equity investment in Líder in July 2020. As a result of this process, the Company was no longer a shareholder of Líder as of August 2020.
Note 6 — RELATED PARTY TRANSACTIONS
Due to common ownership of Cougar, the Company considers VIH Aviation Group Ltd. and its subsidiaries (“VIH”) as a related party.
The Company leases six aircraft from VIH and paid lease fees of $9.8 million, $12.9 million, $5.5 million and $8.6 million for the fiscal years ended March 31, 2022 and 2021, five months ended March 31, 2020 and seven months ended October 31, 2019 (Predecessor), respectively. The Company leases a facility in Galliano, Louisiana from VIH and paid lease fees of $0.2 million, $0.2 million, $0.1 million and $0.1 million during the fiscal years ended March 31, 2022 and 2021, five months ended March 31, 2020 and seven months ended October 31, 2019, respectively. As of March 31, 2022 and 2021, $1.8 million and $2.6 million, respectively, of accounts receivables from related party affiliates were included in accounts receivables on the consolidated balance sheets. As of March 31, 2022 and 2021, the allowances for doubtful accounts related to accounts receivable due from affiliates was $1.3 million.
Revenues from related parties for the periods reflected in the table below were as follows (in thousands):

	Fiscal Year Ended March 31, 2022	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019
	Successor			Predecessor
Revenues from contracts with related parties	$8,303	$12,108	$8,413	$12,015
Other revenues from related parties	22,565	30,339	14,910	18,599
Total revenues from related parties	$30,868	$42,447	$23,323	$30,614

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 7 — DEBT
Debt as of March 31, 2022 and 2021 consisted of the following (in thousands):

	March 31, 2022	March 31, 2021
6.875% Senior Notes	$391,690	$391,550
Lombard Debt	133,978	146,006
Airnorth Debt	—	5,631
Humberside Debt	—	306
Total debt	525,668	543,493
Less short-term borrowings and current maturities of long-term debt	(12,759)	(15,965)
Total long-term debt	$512,909	$527,528
The Company’s scheduled long-term maturities as of March 31, 2022, which excludes unamortized discount of $13.1 million and unamortized deferred financing fees of $8.3 million, were as follows (in thousands):

Total Due
2023	$12,759
2024	134,332
2025	—
2026	—
2027	—
Thereafter	400,000
$547,091
Cash paid for interest expense during the fiscal years ended March 31, 2022 and 2021, was $32.0 million and $32.3 million, respectively.
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
The net proceeds from the offering, together with cash on hand, were used to repay approximately $484.7 million in debt, with respect to the Company's secured equipment term loan with Macquarie Bank Limited (“Macquarie Debt”), and the Company’s term loans with PK Air Finance S.à r.l. (“PK Air Debt”) and to redeem the Company’s outstanding senior unsecured notes due December 15, 2022 (the “7.750% Senior Notes”). In connection with the above, the Company recognized a loss on extinguishment of debt of $28.5 million related to the write-off of discount balances and early repayment fees. The issuance of the 6.875% Senior Notes and repayment of existing debt allows the Company to further strengthen its financial position by simplifying its capital structure, reducing mandatory amortization requirements, significantly reducing operational friction costs and extending the Company’s debt maturities.
During the fiscal year ended March 31, 2022, the Company made its first interest payment of $28.0 million. As of March 31, 2022 and 2021, the Company had $8.3 million and $8.5 million of unamortized deferred financing fees associated with the 6.875% Senior Notes.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Lombard Debt — On November 11, 2016, certain of Old Bristow’s subsidiaries entered into two, seven-year British pound sterling funded secured equipment term loans for an aggregate $200.0 million U.S. dollar equivalent with Lombard North Central Plc, a part of NatWest Group (the “Lombard Debt”). Borrowings under the financings previously bore interest at an interest rate equal to the GBP ICE Benchmark Administration’s Limited LIBOR, plus 2.25% per annum. The financing which was funded in December 2016 matures in December 2023 and the financing which funded in January 2017 matures in January 2024. During the fiscal year ended March 31, 2022, the Company replaced LIBOR as the benchmark for the Lombard Debt with a new reference rate, the Sterling Overnight Interbank Average Rate (“SONIA”).
During the fiscal year ended March 31, 2022, the Company made principal and interest payments of $13.1 million and $3.8 million, respectively. During the fiscal year ended March 31, 2021, the Company made principal and interest payments of $12.8 million and $4.1 million, respectively.
ABL Facility — The Company’s asset-backed revolving credit facility (the “ABL Facility”) was entered into on April 17, 2018, and provides that amounts borrowed under the ABL Facility (i) are secured by certain accounts receivable owing to the borrower subsidiaries and the deposit accounts into which payments on such accounts receivable are deposited, and (ii) are fully and unconditionally guaranteed as to payment by the Company, as a parent guarantor, and each of Bristow Norway AS, BHL, Bristow U.S. LLC and Era Helicopters, LLC (collectively, the “ABL Borrowers”). As of March 31, 2022, ABL Facility provided for commitments in an aggregate amount of $85.0 million with the ability to increase the total commitments up to a maximum aggregate amount of $120.0 million, subject to the terms and conditions therein.
As of March 31, 2022 and 2021, there were no outstanding borrowings under the ABL Facility nor had the Company made any draws during the year ended March 31, 2022. Letters of credit issued under the ABL Facility in the aggregate face amount of $20.5 million were outstanding on March 31, 2022.
Note 8 — FAIR VALUE DISCLOSURES
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Changes in the fair value of the New Preferred Stock derivative liability, carried at fair value, are reported as change in fair value of the Preferred Stock derivative liability in the consolidated statements of operations. For the fiscal year ended March 31, 2021, Old Bristow recognized non-cash gain of approximately $15.4 million due to an increase in the Preferred Stock derivative liability related to the embedded derivative in the New Preferred Stock.
The Old Bristow Preferred stock embedded derivative considered settlement scenarios which are further defined in Note 14 to the consolidated financial statements. A number of the settlement scenarios required a settlement premium. The specified premium depended on the timing of the liquidity event, ranging from a minimum of (a) 17% Internal Rate of Return (the “IRR”) (b) 2.1x Multiple of Invested Capital (the “MOIC”) and (c) 14% Internal Rate of Return (the “IRR”) if the liquidity event is prior to 3 years, to (y) a 2.1x MOIC and (z) 17% IRR if the liquidity event is in 5 years or more. The fair value for the embedded derivative was determined using a “with” and “without” approach, first determining the fair value of the Old Bristow Preferred Stock (inclusive of all bifurcated features) with the features and comparing it with the fair value of an instrument with identical terms to the Old Bristow Preferred Stock without any of the bifurcated features (i.e., the preferred stock host).
The fair value of the Old Bristow Preferred Stock was estimated using an option pricing method (“OPM”) allocating the total equity value to the various classes of equity. As of June 11, 2020, Old Bristow assumed an expected term of 6 years, a risk-free rate of 0.38% and volatility of 85%. Without the redemption or conversion features, the holders of the Old Bristow Preferred Stock would have had right to perpetual preferred with 10% paid-in-kind (“PIK”) dividends, or the right to any upside value from conversion into common stock if the value exceeded the minimum return provided for under the COD (as defined herein). The value of converting to common stock on the upside would be measured as the residual upon a liquidity event. Therefore, the fair value of the host was estimated as the value of the upside conversion into common shares, which was also estimated using the OPM. The valuation as of June 11, 2020 resulted in a decline in fair value of the Old Bristow Preferred Stock embedded derivative of $15.4 million from March 31, 2020.
On June 11, 2020, immediately before the Merger was executed, Old Bristow exercised its call right (the “Call Right’) pursuant to section 8 of the Certificate of Designation of the Old Bristow Preferred Stock (“COD”). This provision entitled Old Bristow to repurchase the shares upon a Fundamental Transaction (which included a merger or consolidation) for a repurchase price equal to (i) the Liquidation Preference plus (ii) the present value of the dividends that would have accrued from the call date to the 5th anniversary of the issuance date (had the Call Right not been exercised) multiplied by the Make-Whole Redemption Percentage (equal to 102% because the Call Right was exercised before the 3rd anniversary of the issuance date). Upon exercise of the Call Right, Old Bristow issued 5.17956 shares of Old Bristow Common Stock to the remaining holders of the Preferred Stock for each share of Preferred Stock held.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The carrying and fair value of the Company’s debt for the periods in the table below were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2022
LIABILITIES
6.875% Senior Notes(1)	$391,690	$—	$407,436	$—
Lombard Debt(2)	133,978		138,328
	$525,668	$—	$545,764	$—
March 31, 2021
LIABILITIES
6.875% Senior Notes(1)	$391,550	$—	$398,870	$—
Lombard Debt(2)	146,006	—	155,270	—
Airnorth Debt(2)	5,631	—	5,656	—
Humberside Debt	306	—	306	—
	$543,493	$—	$560,102	$—
_________________
(1)The carrying value is net of unamortized deferred financing fees of $8.3 million and $8.5 million for the fiscal years ended March 31, 2022 and 2021, respectively.
(2) The carrying value is net of unamortized discount as follows (in thousands):

	Successor
	March 31, 2022	March 31, 2021
Lombard Debt	$13,112	$21,495
Airnorth Debt	—	154
Total unamortized debt discount	$13,112	$21,649
Note 9 — COMMITMENTS AND CONTINGENCIES
Fleet — The Company’s unfunded capital commitments as of March 31, 2022 consisted primarily of agreements to purchase helicopters and totaled $84.7 million, payable beginning in fiscal year 2023. The Company also had $1.3 million of deposits paid on options not yet exercised.
Included in these commitments are orders to purchase three AW189 heavy helicopters and five AW169 light twin helicopters. The AW189 helicopters are scheduled to be delivered in fiscal years 2023 through 2025. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company had outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery in fiscal years 2024 through 2026. The Company may, from time to time, purchase aircraft for which it has no orders.
The Company may terminate $67.4 million of its capital commitments (inclusive of deposits paid on options not yet exercised) without further liability other than aggregate liquidated damages of approximately $1.9 million.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
General Litigation and Disputes
In July 2021, the Company settled a bankruptcy preference claim related to amounts paid under a termination agreement between Old Bristow and Columbia Helicopters, Inc. The settlement was considered a gain contingency and resulted in a $9.0 million cash receipt.
The Company operates in jurisdictions internationally where it is subject to risks that include government action to obtain additional tax revenues. In a number of these jurisdictions, political unrest, the lack of well-developed legal systems and legislation that is not clear enough in its wording to determine the ultimate application, can make it difficult to determine whether legislation may impact the Company’s earnings until such time as a clear court or other ruling exists. The Company operates in jurisdictions currently where amounts may be due to governmental bodies that the Company is not currently recording liabilities for as it is unclear how broad or narrow legislation may ultimately be interpreted. The Company believes that payment of amounts in these instances is not probable at this time, but is reasonably possible.
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
The majority of the bases from which the Company currently operates are leased with remaining terms between one and fifty-seven years. Our lease agreements are month-to-month or non-cancelable and generally provide for fixed monthly rent payments. The Company also generally pays for insurance, taxes and maintenance expenses associated with these leases which is excluded from our lease liability and recognized as incurred.
Operating leases as of March 31, 2022 and 2021 were as follows (in thousands):

	March 31, 2022	March 31, 2021
Operating lease right-of-use assets	$193,505	$246,667

Current portion of operating lease liabilities	69,866	77,909
Operating lease liabilities	125,441	167,718
Total operating lease liabilities	$195,307	$245,627
Operating leases for the periods reflected in the table below were as follows (in thousands, except years and percentages):

	Fiscal Year Ended March 31, 2022	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019
	Successor			Predecessor
Cash paid for operating leases	$100,339	$112,590	$48,967	$95,601
ROU assets obtained in exchange for lease obligations	$34,185	$21,923	$338,257	$256,242
Weighted average remaining lease term	4 years	4 years	4 years	5 years
Weighted average discount rate	6.13%	6.23%	6.27%	7.14%

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our leases for aircraft range up to base terms of 180 months with renewal options of up to 60 months. In some cases, our leases for aircraft include early purchase options and purchase options upon expiration. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require the Company to pay a stipulated amount if the Company defaults on its obligations under the agreements. The following is a summary of the terms related to aircraft leased under operating leases with original or remaining terms in excess of one year as of March 31, 2022:

End of Lease Term	Number of Aircraft
Fiscal year 2023 to fiscal year 2024	31
Fiscal year 2025 to fiscal year 2026	10
Fiscal year 2027 to fiscal year 2028	3
44
Rent expense for the periods reflected in the table below is as follows (in thousands):

	Fiscal Year Ended March 31, 2022	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019
	Successor			Predecessor
Rent expense under all operating leases	106,180	120,309	$50,061	$101,543
Rent expense under operating leases for aircraft	83,788	97,919	$43,044	$88,599
As of March 31, 2022, aggregate future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year, including leases for 44 aircraft, are as follows (in thousands):

	Aircraft	Other	Total
Fiscal year ending March 31,
2023	$65,593	$12,840	$78,433
2024	51,781	10,358	62,139
2025	33,014	8,307	41,321
2026	6,814	7,104	13,918
2027	1,161	5,472	6,633
Thereafter	—	15,298	15,298
	$158,363	$59,379	$217,742

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 11 — TAXES
The components of deferred tax assets and liabilities are as follows (in thousands):

	Successor	Predecessor
	March 31, 2022	March 31, 2021
Deferred tax assets:
Foreign tax credits	$29,624	$33,576
State net operating losses	42,526	41,929
Net operating losses	124,976	122,376
Accrued pension liability	3,720	8,408
Accrued equity compensation	3,994	2,913
Interest expense limitation	39,919	37,546
Deferred revenue	375	375
Employee award programs	792	586
Employee payroll accruals	1,386	2,470
Capitalized start-up costs	5,762	6,025
Accrued expenses not currently deductible	12,871	10,354
Lease liabilities	66,853	67,312
Other	4,431	6,599
Valuation allowance - foreign tax credits	(29,624)	(33,576)
Valuation allowance - state	(39,873)	(39,276)
Valuation allowance - interest expense limitation	(15,276)	(11,288)
Valuation allowance	(88,359)	(91,764)
Total deferred tax assets	$164,097	$164,565
Deferred tax liabilities:
Property and equipment	$(96,734)	$(87,252)
Inventories	(762)	(4,160)
Investment in foreign subsidiaries and unconsolidated affiliates	(15,588)	(21,071)
ROU asset	(67,433)	(67,439)
Intangibles	(19,663)	(20,363)
Other	(3,728)	(6,710)
Total deferred tax liabilities	$(203,908)	$(206,995)
Net deferred tax liabilities	$(39,811)	$(42,430)
Companies may use foreign tax credits to offset the U.S. income taxes due on income earned from foreign sources. The foreign tax credits claimed for a particular taxable year are limited by the total income tax on the U.S. income tax return as well as by the ratio of foreign source net income in each statutory category to total net income. The amount of creditable foreign taxes available for the taxable year that exceeds the limitation (i.e., “excess foreign tax credits”) may be carried back one year and forward ten years. As of March 31, 2022, the Company had $29.6 million of excess foreign tax credits, of which $4.0 million expired in fiscal year 2022, $0.2 million will expire in fiscal year 2023, $15.6 million will expire in fiscal year 2024, $13.2 million will expire in fiscal year 2025 and $0.6 million will expire after fiscal year 2027. As of March 31, 2022, the Company had a $47.5 million net operating loss carryforward in the U.S. In addition, the Company has net operating losses in certain states totaling $550.0 million, which began to expire in fiscal year 2022.
Certain limitations on the deductibility of interest expense pursuant to the Tax Cuts and Jobs Act (the “Act”) became effective on April 1, 2018. As of March 31, 2022 and 2021, the Company had $190.1 million and $178.8 million gross disallowed U.S. interest expense carryforward, respectively. The disallowed interest expense can be carried forward indefinitely. As of March 31, 2022, a valuation allowance of $72.7 million has been recorded for a portion of the deferred tax asset related to interest expense limitations.
The realization of deferred income tax assets is dependent upon the generation of sufficient taxable income during future periods in which the temporary differences are expected to reverse. The valuation allowance is adjusted if the assessment of the

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
“more likely than not” criteria changes. The valuation allowance continues to be applied against certain deferred income tax assets where the Company has assessed that the realization of such assets does not meet the “more likely than not” criteria. As of March 31, 2022, valuation allowances were $88.3 million for foreign operating loss carryforwards, $39.9 million for state operating loss carryforwards, $15.3 million for interest expense limitation carryforwards and $29.6 million for foreign tax credits. As of March 31, 2021, valuation allowances were $91.7 million for foreign operating loss carryforwards, $39.3 million for state operating loss carryforwards, $11.3 million for interest expense limitation carryforwards and $33.6 million for foreign tax credits
The following table is a rollforward of the valuation allowance against the Company’s deferred tax assets (in thousands):

	Fiscal Year Ended March 31, 2022	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019
	Successor			Predecessor
Balance – beginning of fiscal year	$(175,903)	$(118,561)	$(124,700)	$(128,214)
Adjustment due to Merger	—	(52,553)	—	—
Additional allowances	(16,701)	(14,360)	(19,434)	(5,381)
Reversals and other changes	19,472	9,571	25,573	8,895
Balance – end of fiscal year	$(173,132)	$(175,903)	$(118,561)	$(124,700)
The components of loss before benefit (expense) for income taxes for the periods reflected in the table below is as follows (in thousands):

	Fiscal Year Ended March 31, 2022	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019
	Successor			Predecessor
Domestic	$(23,346)	$(14,314)	$163,866	$(568,781)
Foreign	18,927	(42,326)	(24,308)	(318,603)
Total	$(4,419)	$(56,640)	$139,558	$(887,384)
The expense (benefit) for income taxes consisted of the following for the periods reflected in the table below is as follows (in thousands):

	Fiscal Year Ended March 31, 2022	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019
	Successor			Predecessor
Current:
Domestic	$5,971	$719	$(1,542)	$2,516
Foreign	7,068	14,387	6,572	9,178
	$13,039	$15,106	$5,030	$11,694
Deferred:
Domestic	$(5,945)	$(11,894)	$(5,072)	$(49,634)
Foreign	4,200	(3,567)	524	(13,238)
	$(1,745)	$(15,461)	$(4,548)	$(62,872)
Total	$11,294	$(355)	$482	$(51,178)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The reconciliation of the U.S. Federal statutory tax rate to the effective income tax rate for the (expense) benefit for income taxes for the periods reflected in the table below is as follows:

	Fiscal Year Ended March 31, 2022	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019
	Successor			Predecessor
Statutory rate	21.0%	21.0%	21.0%	21.0%
Effect of U.S. tax reform	—%	—%	—%	—%
Net foreign tax on non-U.S. earnings	(348.2)%	(25.2)%	(4.2)%	(0.7)%
Benefit of foreign tax deduction in the U.S.	25.2%	2.3%	(0.2)%	—%
Foreign earnings indefinitely reinvested abroad	44.8%	5.8%	2.2%	(5.9)%
Change in valuation allowance	16.7%	—%	(0.4)%	(0.6)%
Foreign earnings that are currently taxed in the U.S.	(40.5)%	(5.6)%	0.8%	—%
Bargain purchase gain	—%	30.1%	—%	—%
Sales of subsidiaries	22.0%	—%	—%	(1.1)%
Effect of change in foreign statutory corporate income tax rates	—%	1.7%	—%	—%
Preferred stock embedded derivative	—%	5.7%	(27.7)%	—%
Contingent beneficial conversion feature	—%	—%	—%	(1.0)%
Impairment of foreign investments	62.4%	(26.2)%	1.4%	(0.6)%
Fresh start accounting and reorganization	—%	—%	6.7%	(3.6)%
Professional fees to be capitalized for tax	—%	(2.9)%	1.3%	(1.3)%
Changes in tax reserves	(3.8)%	—%	0.1%	—%
Impact of U.S. withholding tax	(10.1)%	(1.3)%	(0.3)%	(0.1)%
Nondeductible employee separation payments	—%	(1.0)%	—%	—%
Other, net	(45.2)%	(3.8)%	(0.4)%	(0.3)%
Effective tax rate	(255.7)%	0.6%	0.3%	5.8%
During the fiscal year ended March 31, 2022, the Company’s effective tax rate was (255.7)%. The Company’s effective income tax rate for the fiscal year ended March 31, 2022 is primarily impacted by income tax from non-US earnings in certain profitable jurisdictions, the Company’s impairment of foreign investments that do not generate an income tax benefit, adjustments to valuation allowances against future realization of deductible business interest expense and adjustments to valuation allowances against net operating losses. During the fiscal year ended March 31, 2022, the Company’s expense for income taxes was $11.3 million.
For the Predecessor periods, Old Bristow prepared the provision for income taxes using a discrete effective tax rate method due to small changes in estimated annual pre-tax income or loss potentially resulting in significant changes in the estimated annual effective tax rate. For the five months ended March 31, 2020 (Successor), Old Bristow estimated the post-emergence annual effective tax rate from continuing operations and applied this rate to the two-month post-emergence losses from continuing operations. In addition, Old Bristow separately calculated the tax impact of unusual or infrequent items. The tax impacts of such unusual or infrequent items were treated discretely in the quarter in which they occurred.
During the five months ended March 31, 2020 and seven months ended October 31, 2019, Old Bristow’s effective tax rates were 0.3% and 5.8% percent, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s operations are subject to the jurisdiction of multiple tax authorities, which impose various types of taxes on the Company, including income, value added, sales and payroll taxes. Determination of taxes owed in any jurisdiction requires the interpretation of related tax laws, regulations, judicial decisions and administrative interpretations of the local tax authority. As a result, the Company is subject to tax assessments in such jurisdictions including the re-determination of taxable amounts by tax authorities that may not agree with its interpretations and positions taken. The following table summarizes the years open by jurisdiction as of March 31, 2022:

Years Open
U.S.	2019 to present
U.K.	2021 to present
Guyana	2013 to present
Nigeria	2012 to present
Trinidad	2010 to present
Australia	2018 to present
Norway	2018 to present
Suriname	2017 to present
Brazil	2017 to present
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
As of March 31, 2022 and 2021, the Company had $3.9 million and $4.3 million, of unrecognized tax benefits respectively, all of which would have an impact on its effective tax rate, if recognized.
The activity associated with unrecognized tax benefit for the periods reflected in the table below is as follows (in thousands):

	Fiscal Year Ended March 31, 2022	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019
	Successor			Predecessor
Unrecognized tax benefits – beginning of period	$4,258	$4,252	$4,060	$4,337
Increases for tax positions taken in prior periods	147	30	213	170
Decreases for tax positions taken in prior periods	(420)	—	(21)	(442)
Decrease related to statute of limitation expirations	(43)	(24)	—	(5)
Unrecognized tax benefits – end of period	$3,942	$4,258	$4,252	$4,060
As of March 31, 2022, the Company had aggregated approximately $125.5 million in unremitted earnings generated by foreign subsidiaries. The Company expects to indefinitely reinvest these earnings. The Company has not provided deferred taxes on these unremitted earnings. If the Company’s expectations were to change, withholding and other applicable taxes incurred upon repatriation, if any, are not expected to have a material impact on its results of operations.
Income taxes paid were $12.0 million, $15.1 million, $7.6 million, and $9.5 million during the fiscal years ended March 31, 2022 and 2021, five months ended March 31, 2020, and the seven months ended October 31, 2019 (Predecessor), respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12 — SHARE-BASED COMPENSATION
Management Incentive Plan — On the Effective Date, the Compensation Committee of Old Bristow’s Board adopted the 2019 Management Incentive Plan (the “MIP”). At the time of its adoption, the MIP served as an equity-based compensation plan for directors, officers and participating employees and other service providers of Old Bristow and its affiliates, pursuant to which Old Bristow was permitted to issue awards covering shares of the Old Bristow Common Stock and Old Bristow Preferred Stock. Upon the closing of the Merger, awards granted under the MIP converted into shares of the Company.
2012 Incentive Plan — Era adopted the Era Group Inc. 2012 Incentive Plan (“2012 Incentive Plan”) under which a maximum of 4,000,000 shares of its common stock at par value of $0.01 per share were reserved for issuance.  The 2012 Incentive Plan allowed awards to be granted in the form of stock options, stock appreciation rights, shares of restricted stock, other share-based awards (payable in cash or common stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants.
2021 Equity Incentive Plan — In August 2021, the Company adopted the 2021 Equity Incentive Plan (the “LTIP”). Upon adoption, the LTIP replaced the 2012 Incentive Plan and MIP (collectively the “Pre-existing Plans”). The aggregate number of shares of common stock reserved and available for issuance pursuant to awards granted under the LTIP are (a) 1,640,000 Shares minus (b) one share for each share issued under awards granted under the Pre-existing Plans on or after June 1, 2021, through the adoption date of the LTIP, and plus (c) the number of shares subject to awards under the Pre-existing Plans that are forfeited or expire and become available for issuance under the terms of the LTIP. The LTIP allows for awards to be granted in the form of stock options, stock appreciation rights, shares of restricted stock, other share-based awards (payable in cash or common stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. Shares underlying awards that expire, terminate, are cancelled, or forfeited to the Company, or are settled in cash may be reused for subsequent awards. As of March 31, 2022, 1,230,296 shares remained available to grant under the 2012 Incentive Plan.
Restricted Stock. During the fiscal year ended March 31, 2022, the number of shares and the weighted average grant price of restricted stock transactions were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested as of April 1, 2021:	894,505	$25.28
Granted	502,191	$28.83
Vested/released	(162,032)	$17.20
Cancelled/forfeited	(73,056)	$27.96
Non-vested outstanding as of March 31, 2022	1,161,608	$27.77
As of March 31, 2022, the Company had approximately $15.9 million in total unrecognized compensation costs associated with these awards, and the weighted average period over which it is expected to be recognized is 1.8 years.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock Options. During the fiscal year ended March 31, 2022, the stock options transactions were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested as of April 1, 2021:	452,639	$19.95
Granted	—	$—
Exercised/Released	(64)	$30.16
Cancelled/Forfeited	(16,246)	$24.65
Expired	(11,378)	$20.81
Non-vested outstanding as of March 31, 2022	424,951	$19.75
Vested and exercisable	180,110	$24.77
As of March 31, 2022, the Company had approximately $2.3 million in total unrecognized compensation costs associated with these awards, and the weighted average period over which it is expected to be recognized is 1.4 years. The weighted average remaining contractual term on the non-vested stock options is 7.3 years and 6.4 years on the vested and exercisable stock options. As of March 31, 2022, the weighted average exercise price of the vested and exercisable stock options was $28.03 and had and aggregate intrinsic value of $2.6 million.
The Company utilizes the Black-Scholes option valuation model for estimating the fair value of its stock options and awards granted after the Merger vest on a cliff-basis after three years. The Company grants non-performance based restricted stock units that vest over a three year period and Cash Return on Invested Capital (“ROIC”) awards at grant date fair values derived using the Company’s closing stock price on the day the awards are granted and also vest over a three year period. The grant date fair values on performance-based restricted stock units (“PSUs”) and Total Stock Return (“TSR”) awards are determined under a Monte Carlo Simulation in a risk-neutral framework using Geometric Brownian Motion and will vest on a cliff-basis, after three years, subject to certain stock price performance targets.
Note 13 — DEFINED CONTRIBUTION AND PENSION PLANS
Defined Contribution Plans
The Bristow Group Inc. Employee Savings and Retirement Plan (the “Bristow Plan”) covers certain of the Company’s U.S. employees. Under the Bristow Plan, the Company matches each participant’s contributions up to 3% of the employee’s compensation. In addition, under the Bristow Plan, the Company contributes an additional 3% of the employee’s compensation.
BHL and Bristow International Aviation (Guernsey) Limited (“BIAGL”) each have a defined contribution plan. These defined contribution plans were put in place for new hires following the closure of the defined benefit pension plans described below. There are defined contribution sections within the closed defined benefit plans which were established for those defined benefit members who were in active service when the schemes closed to new benefit accrual.
The Company’s contributions to its defined contribution plans were $21.4 million, $21.9 million, $8.5 million and $13.6 million for the fiscal years ended 2022 and 2021, five months ended March 31, 2020 and seven months ended October 31, 2019 (Predecessor), respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Defined Benefit Plans
The defined benefit pension plans of BHL and BIAGL (the “Defined Benefit Pension Plans”) were replaced by the defined contribution plans described above and closed to future accrual as of February 1, 2004. Prior to replacement, the Defined Benefit Pension Plans covered all full-time employees of Bristow Aviation and BIAGL employed on or before December 31, 1997. The defined benefits for participants in the Defined Benefit Pension Plans were based on the employee’s annualized average last three years’ pensionable salaries up to February 1, 2004, increasing thereafter in line with retail price inflation (prior to 2011) and consumer price inflation (from 2011 onwards), and subject to maximum increases of 5% per year over the period to retirement. Any valuation deficits are funded by contributions by BHL and BIAGL. Plan assets are held in separate funds administered by the plans’ trustee (the “Plan Trustee”), which are primarily invested in equities, credit debt securities and cash.
The following table provides a rollforward of the projected benefit obligation and the fair value of plan assets, sets forth the defined benefit retirement plans’ funded status and provides detail of the components of net periodic pension cost calculated for the Defined Benefit Pension Plans. The measurement date adopted is March 31 and resulting gains or losses are amortized over the average remaining life expectancy of the plan members.

	Fiscal Year Ended March 31, 2022	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019
	Successor			Predecessor
Change in benefit obligation:
Projected benefit obligation (PBO) at beginning of period	$578,918	$494,992	$528,858	$504,076
Service cost	732	743	594	29
Interest cost	9,757	9,449	4,109	6,705
Actuarial loss (gain)	(9,592)	41,343	(5,545)	34,618
Benefit payments and expenses	(23,418)	(24,854)	(11,394)	(13,882)
Effect of exchange rate changes	(26,441)	57,245	(21,630)	(2,688)
Projected benefit obligation (PBO) at end of period	$529,956	$578,918	$494,992	$528,858
Change in plan assets:
Fair value of assets at beginning of period	$534,768	$477,137	$495,343	$478,350
Actual return on assets	8,633	11,738	6,827	24,633
Employer contributions	16,234	16,778	7,144	9,032
Benefit payments and expenses	(23,418)	(24,854)	(11,394)	(13,882)
Effect of exchange rate changes	(24,431)	53,969	(20,783)	(2,790)
Fair value of assets at end of period	$511,786	$534,768	$477,137	$495,343
Reconciliation of funded status:
Accumulated benefit obligation (ABO)	$529,956	$578,918	$494,992	$528,858
Projected benefit obligation (PBO)	$529,956	$578,918	$494,992	$528,858
Fair value of assets	(511,786)	(534,768)	(477,137)	(495,343)
Net recognized pension liability	$18,170	$44,150	$17,855	$33,515
Amounts recognized in accumulated other comprehensive loss	$(5,962)	$45,071	$(6,389)	$—

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides a detail of the components of net periodic pension cost (benefit) for the periods reflected in the table below were as follows (in thousands):

	Fiscal Year Ended March 31, 2022	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019
	Successor			Predecessor
Service cost for benefits earned during the period	$732	$743	$594	$29
Interest cost on pension benefit obligation	9,757	9,449	4,109	6,705
Expected return on assets	(12,290)	(13,090)	(5,735)	(5,610)
Net periodic pension cost (benefit)	$(1,801)	$(2,898)	$(1,032)	$1,124
The service cost component is reported in the Company’s statement of operations in total costs and expenses. All other components of net periodic pension cost are reported in the other expenses, net.
The amount in accumulated other comprehensive loss as of March 31, 2022 expected to be recognized as a component of net periodic pension cost in fiscal year 2023 is zero, net of tax, and represents amortization of the net actuarial losses.
Actuarial assumptions used to develop the components of the Defined Benefit Pension Plans for the periods reflected in the table below were as follows:

	Fiscal Year Ended March 31, 2022	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019
	Successor			Predecessor
Discount rate	2.00%	2.30%	1.90%	1.90%
Expected long-term rate of return on assets	2.42%	2.62%	2.80%	2.80%
Pension increase rate	3.00%	2.60%	2.80%	2.80%
The Company utilizes a British pound sterling denominated AA corporate bond index as a basis for determining the discount rate for its Defined Benefit Pension Plans. The expected rate of return assumptions have been determined following consultation with the Company’s actuarial advisors. In the case of bond investments, the rates assumed have been directly based on market redemption yields at the measurement date, and those on other asset classes represent forward-looking rates that have typically been based on other independent research by investment specialists.
Under U.K. and Guernsey legislation, it is the Plan Trustee who is responsible for the investment strategy of the plans, although day-to-day management of the assets is delegated to a team of regulated investment fund managers. The Plan Trustee of the Bristow Staff Pension Scheme (the “Scheme”) aims to invest the assets of the Scheme prudently so that the benefits promised to members are provided. In setting the investment strategy, the Trustee first considered the lowest risk asset allocation that it could adopt in relation to the Scheme’s liabilities.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The market value of the plan’s assets as of March 31, 2022 and March 31, 2021 was allocated between asset classes. Details of target allocation percentages under the Plan Trustee’s investment strategies as of the same dates are also included as follows:

	Target Allocation as of March 31,		Actual Allocation as of March 31,
Asset Category	2022	2021	2022	2021
Equity securities	14.0%	14.1%	16.4%	15.1%
Debt securities	19.0%	19.0%	19.8%	16.4%
Property	6.7%	6.7%	5.8%	6.4%
Other assets	60.3%	60.2%	58.0%	62.1%
Total	100.0%	100.0%	100.0%	100.0%
The following table summarizes, by level within the fair value hierarchy, the plan assets as of March 31, 2022, which are valued at fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2022
Cash and cash equivalents	$3,591	$18,661	$—	$22,252
Equity investments- UK	1,053	—	—	1,053
Equity investments- non UK	2,897	—	—	2,897
Insurance linked securities	—	27,386	—	27,386
Liquid credit	—	98,130	—	98,130
Alternatives	—	51,801	—	51,801
Diversified growth (absolute return) funds	790	—	—	790
Government debt securities	—	99,157	—	99,157
Corporate debt securities	1,712	—	—	1,712
Insurance policy	—	—	154,345	154,345
Total fair value investments	$10,043	$295,135	$154,345	$459,523
Net asset value(1)	—	—	—	52,263
Total investments	$10,043	$295,135	$154,345	$511,786
____________________
(1)Includes illiquid credit and property debt amounts held at net asset values.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes, by level within the fair value hierarchy, the plan assets as of March 31, 2021, which are valued at fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2021
Cash and cash equivalents	$5,933	$26,628	$—	$32,561
Equity investments - U.K.	1,518	—	—	1,518
Equity investments - Non-U.K.	2,345	—	—	2,345
Insurance Linked Securities	—	27,870	—	27,870
Illiquid credit	—	—	25,938	25,938
Liquid credit	—	102,373	—	102,373
Property debt	—	—	34,078	34,078
Alternatives	—	48,013	—	48,013
Diversified growth (absolute return) funds	1,242	—	—	1,242
Government debt securities	414	85,403	—	85,817
Corporate debt securities	1,656	—	—	1,656
Insurance policies	—	—	171,357	171,357
Total investments	$13,108	$290,287	$231,373	$534,768
The investments’ fair value measurement level within the fair value hierarchy is classified in its entirety based on the lowest level of input that is significant to the measurement. The fair value of assets using Level 2 inputs is determined based on the fair value of the underlying investment using quoted prices in active markets or other significant inputs that are deemed observable.
Estimated future benefit payments for each of the years ending March 31 is as follows (in thousands):

Fiscal Years Ending March 31,	Payments
2023	$23,963
2024	24,358
2025	25,017
2026	25,543
2027	25,938
Thereafter	132,061
The Company expects to fund these payments with cash contributions to the plans, plan assets and earnings on plan assets. The current estimates of cash contributions for the Company’s pension plans required for fiscal year 2023 are expected to be $16.9 million.
Note 14 — STOCKHOLDERS’ EQUITY, PREFERRED STOCK AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Stockholders’ Equity and Preferred Stock
In connection with the Merger, the Old Bristow Preferred Stock was converted into Old Bristow Common Stock and then all Old Bristow Common Stock was converted into the Combined Company Common Stock.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Prior to the Merger, there were 11,092,845 shares of Old Bristow Common Stock and 6,725,798 shares of Old Bristow Preferred Stock issued and outstanding. As described in Note 8 to the consolidated financial statements, Old Bristow repurchased certain shares of Old Bristow Common Stock and shares of Old Bristow Preferred Stock immediately prior to the conversion of the Old Bristow Preferred Stock into Old Bristow Common Stock. The repurchase was accounted for in the same manner as the share conversion and included in the calculation described above. The Old Bristow Preferred Stock was converted into Old Bristow Common Stock at a rate of 5.179562 shares of Old Bristow Common Stock for each share of Old Bristow Preferred Stock.
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
During the fiscal year ended March 31, 2022, the Company repurchased 1,480,804 shares of common stock for gross consideration of $40.0 million, which is an average cost per share of $27.02. After these repurchases, as of March 31, 2022, $25.0 million remained available of the authorized $75.0 million share repurchase program.
During the fiscal year ended March 31, 2021, the Company repurchased 448,252 shares of common stock in open market transactions for gross consideration of $10.0 million, equal to an average purchase price per share of $22.29.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in balances for accumulated other comprehensive income (loss) (in thousands):

	Currency Translation Adjustments	Pension Liability Adjustments (1)	Unrealized gain (loss) on cash flow hedges (2)	Total
Balance as of October 31, 2019	$—	$—	$—	$—
Net current period other comprehensive income (loss)	(16,440)	6,389	1,410	(8,641)
Balance as of March 31, 2020	$(16,440)	$6,389	$1,410	$(8,641)

Other comprehensive income (loss) before reclassification	49,803	—	(4,677)	45,126
Reclassified from accumulated other comprehensive income	—	(45,071)	1,671	(43,400)
Net current period other comprehensive income (loss)	49,803	(45,071)	(3,006)	1,726
Foreign exchange rate impact	(717)	717	—	—
Balance as of March 31, 2021	$32,646	$(37,965)	$(1,596)	$(6,915)

Other comprehensive income (loss) before reclassification	(25,274)	—	—	(25,274)
Reclassified from accumulated other comprehensive income	—	5,962	2,777	8,739
Net current period other comprehensive income (loss)	(25,274)	5,962	2,777	(16,535)
Foreign exchange rate impact	(1,729)	1,729	—	—
Balance as of March 31, 2022	$5,643	$(30,274)	$1,181	$(23,450)
__________________________
(1)Reclassification of amounts related to pension liability adjustments are included as a component of net periodic pension cost.
(2)Reclassification of amounts related to cash flow hedges were included as operating expenses.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 15 - EARNINGS PER SHARE
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

	Fiscal Year Ended March 31, 2022	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019
	Successor			Predecessor
Income (loss):
Net income (loss) attributable to Bristow Group Inc.	$(15,791)	$(56,094)	$139,228	$(836,414)
Less: PIK dividends(1)	—	(12,039)	(25,788)	—
Plus: Deemed contribution from conversion of preferred stock	—	144,986	—	—
Income (loss) available to common stockholders – basic	(15,791)	76,853	113,440	(836,414)
Add: PIK dividends	—	12,039	25,788	—
Less: Changes in fair value of preferred stock derivative liability	—	(15,416)	(184,140)	—
Income (loss) available to common stockholders – diluted	$(15,791)	$73,476	$(44,912)	$(836,414)
Shares:
Weighted average number of common shares outstanding – basic(2)	28,533	24,601	5,641	35,919
Effect of dilutive stock options and restricted stock	—	180	—	—
Preferred shares as converted basis(2)	—	6,895	24,165	—
Weighted average number of common shares outstanding – diluted (3)(4)	28,533	31,676	29,806	35,919

Earnings (loss) per common share - basic	$(0.55)	$3.12	$20.11	$(23.29)
Earnings (loss) per common share - diluted	$(0.55)	$2.32	$(1.51)	$(23.29)
___________________________
(1)See Note 8 for further discussion on PIK dividends.
(2)For the five months ended March 31, 2020 the weighted average number of common shares outstanding, basic and diluted, take into account the conversion ratio applied to Old Bristow shares upon close of the Merger.
(3)Excludes weighted average common shares of 1,573,745 for the fiscal year ended March 31, 2022 (Successor), 135,882 for the fiscal year ended March 31, 2021 (Successor) and 3,175,849 for the seven months ended October 31, 2019 (Predecessor), respectively, for certain share awards as the effect of their inclusion would have been antidilutive. The Old Bristow Preferred Stock is not included on an if-converted basis under diluted earnings per common share as the conversion of the shares would have been anti-dilutive.
(4)Potentially dilutive shares issuable pursuant to the warrant transactions entered into concurrently with the issuance of the Old Bristow’s 4½% Convertible Senior Notes (the “Warrant Transactions”) were not included in the computation of diluted income per share for the 2019 period reflected, because to do so would have been anti-dilutive.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 16 — SEGMENT AND GEOGRAPHIC AREA INFORMATION
The Company conducts business in one segment: aviation services. The aviation services global operations include four regions as follows: Europe, Africa, the Americas and Asia Pacific. The Europe region comprises all of the Company’s operations and affiliates in Europe, including Norway and the U.K. The Africa region comprises all of the Company’s operations and affiliates on the African continent, including Nigeria. The Americas region comprises all of the Company’s operations and affiliates in North America and South America, including Brazil, Canada, Guyana, Suriname, Trinidad and the U.S. Gulf of Mexico. The Asia Pacific region comprises all of the Company’s operations and affiliates in Australia.
The percentage of the Company’s operating revenues were derived from the following major customers for the periods reflected in the table below were as follows:

	Fiscal Year Ended March 31, 2022	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019
	Successor			Predecessor

Customer A	20.3%	19.0%	18.7%	17.0%
Customer B	11.1%	10.0%	9.6%	9.4%
Customer C	6.3%	6.0%	6.2%	5.6%
Total percentage of operating revenues	37.7%	35.0%	34.5%	32.0%
The following tables show region information reconciled to consolidated totals, and prepared on the same basis as the Company’s consolidated financial statements (in thousands):

	Fiscal Year Ended March 31, 2022	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019
	Successor			Predecessor
Region revenues from external customers:
Europe	$662,421	$656,769	$284,844	$428,660
Americas	379,623	337,527	99,634	140,551
Asia Pacific	72,035	76,644	30,605	75,722
Africa	69,663	101,649	70,305	111,896
Corporate and other	1,462	5,473	375	394
Total region revenues (1)	$1,185,204	$1,178,062	$485,763	$757,223
_________________________________________________
(1) The above table represents disaggregated revenues from contracts with customers except for the following (in thousands):

	Fiscal Year Ended March 31, 2022	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019
	Successor			Predecessor
Revenues not from contracts with customers:
Europe	$2,017	$1,224	$535	$726
Americas	31,052	33,919	14,971	18,627
Asia Pacific	523	329	20	191
Corporate and other	577	2,952	70	—
Total region revenues not from contracts with customers	$34,169	$38,424	$15,596	$19,544

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended March 31, 2022	Fiscal Year Ended March 31, 2021	Five Months Ended March 31, 2020	Seven Months Ended October 31, 2019
	Successor			Predecessor
Earnings from unconsolidated affiliates, net of losses — equity method investments:
Europe	$—	$(19)	$248	$168
Americas	(1,738)	402	4,046	6,100
Corporate and other	—	—	—	321
Total earnings from unconsolidated affiliates, net of losses — equity method investments	$(1,738)	$383	$4,294	$6,589

Consolidated operating income (loss):
Europe	$62,082	$72,199	$19,334	$26,143
Americas	71,571	(24,204)	9,762	13,391
Asia Pacific	(13,454)	(1,047)	(6,921)	(33,653)
Africa	(27,848)	(19,892)	10,154	17,255
Corporate and other	(92,515)	(121,753)	(36,970)	(101,559)
Gain (loss) on disposal of assets	1,347	(8,199)	(451)	(3,768)
Total consolidated operating income (loss)	$1,183	$(102,896)	$(5,092)	$(82,191)

Depreciation and amortization:
Europe	$34,411	$32,241	$14,898	$28,155
Americas	17,160	16,847	4,168	16,654
Asia Pacific	7,219	7,831	3,836	7,463
Africa	6,460	4,994	2,274	10,829
Corporate and other	9,731	8,165	3,062	7,763
Total depreciation and amortization	$74,981	$70,078	$28,238	$70,864

	March 31, 2022	March 31, 2021
Identifiable assets:
Europe	$917,656	$1,026,042
Americas	500,219	579,169
Asia Pacific	50,335	102,169
Africa	92,582	179,445
Corporate and other	263,487	105,445
Total identifiable assets	$1,824,279	$1,992,270

Investments in unconsolidated affiliates - equity method investments:
Europe	$—	$679
Americas	585	3,851
Total investments in unconsolidated affiliates - equity method investments	$585	$4,530

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 17 — SUBSEQUENT EVENTS
ABL Amendment
On May 20, 2022, the Company entered into a Deed of Amendment, Restatement and Confirmation (the “ABL Amendment”) relating to the ABL Facility (as amended by the ABL Amendment, the “Amended ABL”), by and among the ABL Borrowers, as borrowers, and the Company and the ABL Borrowers, as guarantors, the financial institutions from time to time party thereto as lenders and Barclays Bank PLC, in its capacity as agent and security trustee. The ABL Amendment amended the ABL Facility to, among other things, (i) extend the maturity to 2027, subject to certain early maturity triggers related to maturity of other material debt or a change of control of the Company; (ii) provide for replacement of LIBOR (x) for certain loans denominated in British pound sterling with SONIA, (y) for certain loans denominated in euro with EURIBOR and (z) for certain loans denominated in U.S. dollars with Term SOFR; and (iii) include the ability of the Company to adopt one or more environmental, social and governance-related pricing adjustments based on specified metrics and performance targets at a date after closing of the ABL Amendment, subject to certain conditions. The Amended ABL provides for commitments in an aggregate amount of $85.0 million. The Company has the ability under the Amended ABL to increase the total commitments by up to $35.0 million, which would result in an aggregate amount of $120.0 million subject to the terms and conditions therein.