Form 10-Q
period 2022-06-30
Bristow Group Inc.
filed 2022-08-05
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	001-35701
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware		72-1455213
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

3151 Briarpark Drive, Suite 700
Houston,	Texas	77042
(Address of Principal Executive Offices)		(Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
The total number of shares of common stock, par value $0.01 per stock, outstanding as of August 1, 2022 was 27,936,165. The Registrant has no other class of common stock outstanding.

BRISTOW GROUP INC.

PART I — FINANCIAL INFORMATION
Item 1.     Financial Statements.
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per stock amounts)

	Three Months Ended June 30,
	2022	2021
Revenues:
Operating revenues	$294,148	$288,351
Reimbursable revenues	7,589	12,251
Total revenues	301,737	300,602

Costs and expenses:
Operating expenses	224,501	214,503
Reimbursable expenses	7,287	12,114
General and administrative expenses	40,159	37,483
Merger and integration costs	368	1,735
Restructuring costs	—	851
Depreciation and amortization expense	16,536	23,195
Total costs and expenses	288,851	289,881

Loss on impairment	(5,187)	(21,934)
Gain (loss) on disposal of assets	(2,101)	499
Earnings (losses) from unconsolidated affiliates, net	115	(1,517)
Operating income (loss)	5,713	(12,231)

Interest income	74	66
Interest expense	(10,242)	(10,624)
Reorganization items, net	(49)	(446)
Loss on sale of subsidiaries	—	(2,002)
Other, net	16,750	6,184
Total other income (expense), net	6,533	(6,822)
Income (loss) before income taxes	12,246	(19,053)
Income tax benefit (expense)	(8,231)	4,842
Net income (loss)	4,015	(14,211)
Net (income) loss attributable to noncontrolling interests	(28)	14
Net income (loss) attributable to Bristow Group Inc.	$3,987	$(14,197)
Income (loss) per common stock:
Basic	$0.14	$(0.50)
Diluted	$0.14	$(0.50)
Weighted average common stock outstanding:
Basic	28,269	28,669
Diluted	28,912	28,669

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended June 30,
	2022	2021

Net income (loss)	$4,015	$(14,211)
Other comprehensive income (loss):
Currency translation adjustments	(48,063)	1,272
Pension liability adjustment	2,355	(48)
Unrealized gain on cash flow hedges, net	1,296	942
Total other comprehensive income (loss)	(44,412)	2,166
Total comprehensive loss	(40,397)	(12,045)
Net comprehensive (income) loss attributable to noncontrolling interests	(28)	14
Total comprehensive loss attributable to Bristow Group Inc.	$(40,425)	$(12,031)

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	June 30,	March 31,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$255,036	$263,769
Restricted cash	3,397	2,245
Accounts receivable, net of allowance for doubtful accounts of $1,841 and $1,886 as of June 30, 2022 and March 31, 2022, respectively	212,089	203,771
Inventories	81,362	81,674
Assets held for sale	54	59
Prepaid expenses and other current assets	30,848	28,367
Total current assets	582,786	579,885
Property and equipment, net of accumulated depreciation of $156,768 and $149,532 as of June 30, 2022 and March 31, 2022, respectively	900,756	942,608
Investment in unconsolidated affiliates	17,000	17,585
Right-of-use assets	215,480	193,505
Other assets	126,350	90,696
Total assets	$1,842,372	$1,824,279
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,249	$63,497
Accrued wages, benefits and related taxes	40,621	53,424
Income taxes payable and other accrued taxes	10,035	13,410
Deferred revenue	14,182	15,161
Accrued maintenance and repairs	78,854	38,354
Current portion of operating lease liabilities	68,554	69,866
Accrued interest and other accrued liabilities	26,565	21,284
Short-term borrowings and current maturities of long-term debt	11,768	12,759
Total current liabilities	337,828	287,755
Long-term debt, less current maturities	502,603	512,909
Accrued pension liabilities	12,635	18,170
Other liabilities and deferred credits	5,170	4,825
Deferred taxes	41,739	39,811
Long-term operating lease liabilities	149,010	125,441
Total liabilities	$1,048,985	$988,911
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value, 110,000 authorized; 28,204 and 28,287 outstanding as of June 30, 2022 and March 31, 2022, respectively	306	303
Additional paid-in capital	702,496	699,401
Retained earnings	215,207	211,220
Treasury stock, at cost; 2,175 and 1,983 shares as of June 30, 2022 and March 31, 2022, respectively	(56,361)	(51,659)
Accumulated other comprehensive loss	(67,862)	(23,450)
Total Bristow Group Inc. stockholders’ equity	793,786	835,815
Noncontrolling interests	(399)	(447)
Total stockholders’ equity	793,387	835,368
Total liabilities and stockholders’ equity	$1,842,372	$1,824,279

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited, in thousands)

	Total Bristow Group Inc. Stockholders’ Equity
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
March 31, 2022	$303	28,287	$699,401	$211,220	$(51,659)	$(23,450)	$(447)	$835,368
Stock-based compensation	3	109	3,095	—	—	—	—	3,098
Purchase of treasury stock	—	(192)	—	—	(4,702)	—	—	(4,702)
Currency translation adjustments	—	—	—	—	—	—	20	20
Net income	—	—	—	3,987	—	—	28	4,015
Other comprehensive loss	—	—	—	—	—	(44,412)	—	(44,412)
June 30, 2022	$306	28,204	$702,496	$215,207	$(56,361)	$(67,862)	$(399)	$793,387

		Total Bristow Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interests	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2021	$1,572	$303	29,694	$687,715	$227,011	$(6,915)	$(10,501)	$(542)	$897,071
Stock-based compensation	—	—	49	2,326	—	—	—	—	2,326
Purchase of treasury stock	—	—	(937)	—	—	—	(25,199)	—	(25,199)
Sale of noncontrolling interest	(1,572)	—	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	—	—	5	5
Net income (loss)	—	—	—	—	(14,197)	—	—	(14)	(14,211)
Other comprehensive income	—	—	—	—	—	2,166	—	—	2,166
June 30, 2021	—	303	28,806	690,041	212,814	(4,749)	(35,700)	(551)	862,158

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$4,015	$(14,211)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization expense	19,649	26,248
Deferred income taxes	1,928	(7,754)
Amortization of deferred financing fees	376	309
Discount amortization on long-term debt	1,730	2,050
Loss (gain) on disposal of assets	2,101	(499)
Loss on impairment	5,187	21,934
Loss on sale of subsidiaries	—	2,002
Stock-based compensation expense	3,098	2,326
Equity in losses (earnings) from unconsolidated affiliates, net	(115)	1,517
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(17,454)	17,027
Inventory, prepaid expenses and other assets	(1,272)	(516)
Accounts payable, accrued expenses and other liabilities	3,507	(13,992)
Net cash provided by operating activities	22,750	36,441
Cash flows from investing activities:
Capital expenditures	(9,046)	(2,968)
Proceeds from asset dispositions	7,558	10,621
Cash transferred in sale of subsidiaries, net of cash received	—	(851)
Net cash provided by (used in) investing activities	(1,488)	6,802
Cash flows from financing activities:
Debt issuance costs	(527)	(1,895)
Repayment of debt	(2,942)	(4,002)
Purchase of treasury stock	(3,070)	(21,793)
Net cash used in financing activities	(6,539)	(27,690)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22,304)	2,042
Net increase (decrease) in cash, cash equivalents and restricted cash	(7,581)	17,595
Cash, cash equivalents and restricted cash at beginning of period	266,014	231,079
Cash, cash equivalents and restricted cash at end of period	$258,433	$248,674
Cash paid during the period for:
Interest	$1,082	$1,171
Income taxes	$11,073	$3,046

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — BASIS OF PRESENTATION, CONSOLIDATION AND ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements include the accounts of Bristow Group Inc. and its consolidated entities. Unless the context otherwise indicates, any references to the “Company”, “Bristow”, “we”, “us” and “our” refer to Bristow Group Inc. and its consolidated entities.
The condensed consolidated financial information for the three months ended June 30, 2022 and 2021, has been prepared by the Company in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information reporting on Quarterly Form 10-Q and Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from that which would appear in the annual consolidated financial statements. The Company’s fiscal year ends March 31, and fiscal years are referenced based on the end of such period. Therefore, the fiscal year ending March 31, 2023 is referred to as “fiscal year 2023”. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on May 31, 2022.
The preparation of these condensed consolidated financial statements and accompanying footnotes requires the Company to make estimates and assumptions; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the condensed consolidated statements of operations and comprehensive income, the condensed consolidated balance sheet, the condensed consolidated statements of changes in stockholders equity and the condensed consolidated statements of cash flows. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the entire fiscal year.
Basis of Consolidation
The consolidated financial statements include the accounts of Bristow Group Inc., its wholly and majority-owned subsidiaries and entities that meet the criteria of variable interest entities of which the Company is the primary beneficiary. All significant inter-company accounts and transactions are eliminated in consolidation.
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
In the event the Company places a helicopter in a PBH program after a maintenance period has begun, it may be necessary to pay an initial buy-in charge based on hours flown since the previous maintenance event. This buy-in charge is normally recorded as a prepaid expense and amortized as an operating expense over the remaining PBH contract period. If a helicopter is sold or otherwise removed from a program before the scheduled maintenance work is carried out, the Company may be able to recover part of its payments to the PBH provider, in which case the Company records a reduction to operating expense.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
During the three months ended June 30, 2022, the Company entered into and amended two existing PBH agreements with maintenance service providers for its AW139 helicopter fleet. The terms of these agreements included a buy-in payable of approximately $55 million for the hours flown on the aircraft prior to entry into the PBH agreements. The buy-in amount for the transaction is reflected in other long-term assets with the amount due for amortization within a year reflected in prepaid expenses and other current assets on the condensed consolidated balance sheet. Amounts owed but not yet paid are reflected in accrued maintenance and repairs on the condensed consolidated balance sheet, with the first payment due in July 2022 and the final payment concluding in December 2022. In future periods, a portion of the balance will be amortized through operating expense on the statement of operations on a straight-line basis over the contract term.
During the three months ended June 30, 2022, the Company also wrote off $5.2 million of intangible assets related to legacy AW139 airframe agreements in connection with the new PBH agreements. This loss is reflected on the loss on impairment line of the condensed consolidated statement of operations.
Investment in Unconsolidated Affiliates — The Company has a 25% economic interest in Petroleum Air Services (“PAS”), an Egyptian corporation that provides helicopter and fixed wing transportation to the offshore energy industry and other general aviation services in Egypt. During the three months ended June 30, 2021, upon evaluating its investment in PAS, the Company identified an indicator for impairment due to a decline in PAS’s performance. As a result, the Company performed a fair valuation of its investment in PAS using a market approach that relied on significant Level III inputs due to the nature of unobservable inputs that required significant judgment and assumptions. The market approach utilized two methods, each yielding similar valuation outcomes through the use of a multiple relevant to each method, derived from select guideline public companies, and an expected dividend rate or earnings of PAS. This resulted in a $16.0 million loss on impairment recorded during the three months ended June 30, 2021. As of June 30, 2022, the investment in PAS was $17.0 million and is included on the condensed consolidated balance sheets in investment in unconsolidated affiliates. PAS is a cost method investment.
Recently Adopted Accounting Standards
In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) ASU 2021-10 - Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. ASU 2021-10 applies to business entities that account for a transaction with a government by applying a grant or contribution accounting model and increases the transparency of the recognition, measurement, presentation and disclosure of government assistance received. Our adoption of this ASU effective April 1, 2022, had no material impact to the Company’s financial statements.
In October 2021, the FASB issued ASU 2021-08 - Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 provides specific guidance on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts in business combinations. Our adoption of this ASU effective April 1, 2022, had no material impact to the Company’s financial statements.
Note 2 — REVENUES
The Company derives its revenues primarily from oil and gas flight services, government services and fixed wing services through a single operating segment, aviation services. A majority of the Company’s revenues are generated through two types of contracts: helicopter services contracts and fixed wing services contracts.
The following table shows the total revenues (in thousands):

	Three Months Ended June 30,
	2022	2021
Revenues from contracts with customers	$296,190	$292,598
Other revenues	5,547	8,004
Total revenues	$301,737	$300,602

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Revenues by Service Line. The following table sets forth the operating revenues earned by service line for the applicable periods (in thousands):

	Three Months Ended June 30,
	2022	2021
Oil and gas services	$195,080	$189,596
Government services	70,107	70,436
Fixed wing services	25,942	24,654
Other services	3,019	3,665
Total operating revenues	$294,148	$288,351
Contract Assets, Liabilities and Receivables
The Company generally satisfies performance of contract obligations by providing aviation services to its customers in exchange for consideration. The timing of performance may differ from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. A contract asset exists when the Company has a contract with a customer for which revenue has been recognized (i.e., services have been performed), but customer payment is contingent on a future event (i.e., satisfaction of contract milestones). These contract assets are transferred to receivables when billing milestones are met. Contract liabilities relate to deferred revenues in which advance consideration is received from customers for contracts where revenues are recognized based on future performance of services.
As of June 30, 2022 and March 31, 2022, receivables related to services performed under contracts with customers were $185.0 million and $165.2 million, respectively. During the three months ended June 30, 2022, the Company recognized $4.8 million of revenues from outstanding contract liabilities. Contract liabilities related to services performed under contracts with customers were $12.8 million and $13.3 million as of June 30, 2022 and March 31, 2022, respectively. Contract liabilities are primarily generated by fixed wing services where customers pay for tickets in advance of receiving the Company’s services and advanced payments from helicopter services customers. There were no contract assets as of June 30, 2022 and March 31, 2022.
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

	Remaining Performance Obligations as of June 30, 2022
	Nine Months Ending March 31, 2023	Fiscal Year Ending March 31,				Total
		2024	2025	2026	2027 and thereafter
Outstanding Service Revenues:
Helicopter contracts	$301,733	$260,855	$192,422	$113,337	$120,773	$989,120
Fixed wing contracts	539	—	—	—	—	539
Total remaining performance obligation revenue	$302,272	$260,855	$192,422	$113,337	$120,773	$989,659
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 3 — RELATED PARTY TRANSACTIONS
We own a 25% voting interest and a 40% economic interest in Cougar Helicopters Inc. (“Cougar”), an aviation services provider in Canada. Due to common ownership of Cougar, the Company considers VIH Aviation Group Ltd. and its subsidiaries (“Cougar Related Parties”) as a related party.
During the three months ended June 30, 2022 and 2021, the Company generated total revenues of $4.8 million and $8.6 million from Cougar Related Parties and also paid lease fees of $1.2 million and $2.0 million to Cougar Related Parties for leased aircraft, respectively.
As of June 30, 2022 and March 31, 2022, accounts receivables from Cougar Related Parties included in accounts receivables on the condensed consolidated balance sheets were $1.0 million and $1.8 million, respectively.
Note 4 — DEBT
Debt as of June 30, 2022 and March 31, 2022, consisted of the following (in thousands):

	June 30,	March 31,
	2022	2022
6.875% Senior Notes	$392,047	$391,690
Lombard Debt	122,324	133,978
Total debt	514,371	525,668
Less short-term borrowings and current maturities of long-term debt	(11,768)	(12,759)
Total long-term debt	$502,603	$512,909
6.875% Senior Notes — In February 2021, the Company issued $400.0 million aggregate principal amount of its 6.875% senior secured notes due March 2028 (the “6.875% Senior Notes”) and received net proceeds of $395.0 million. The 6.875% Senior Notes are fully and unconditionally guaranteed as to payment by a number of subsidiaries. Interest on the 6.875% Senior Notes is payable semi-annually in arrears on March 1st and September 1st of each year. The 6.875% Senior Notes may be redeemed at any time and from time to time, with sufficient notice and at the applicable redemption prices set forth in the indenture governing the 6.875% Senior Notes, plus accrued and unpaid interest leading up to the redemption date. The indenture governing the 6.875% Senior Notes contains covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem the Company’s capital stock, prepay, redeem or repurchase certain debt, make loans and investments, sell assets, incur liens, enter into transactions with affiliates, enter into agreements restricting its subsidiaries’ ability to pay dividends, and consolidate, merge or sell all or substantially all of its assets. In addition, upon a specified change of control trigger event, the Company must make an offer to repurchase all or part of each noteholder’s notes at an offer price of 101% of the aggregate principal amount, plus accrued and unpaid interest. As of June 30, 2022 and March 31, 2022, the Company had $8.0 million and $8.3 million of unamortized debt issuance costs associated with the 6.875% Senior Notes.
Lombard Debt — During the three months ended June 30, 2022 and 2021, the Company made $2.9 million and $3.3 million, respectively, in principal payments on the Lombard debt.
ABL Facility — The Company’s asset-backed revolving credit facility (the “ABL Facility”) matures in May 2027, subject to certain early maturity triggers related to maturity of other material debt or a change of control of the Company. Amounts borrowed under the ABL Facility (i) are secured by certain accounts receivable owing to the borrower subsidiaries and the deposit accounts into which payments on such accounts receivable are deposited, and (ii) are fully and unconditionally guaranteed as to payment by the Company, as a parent guarantor, and each of Bristow Norway AS, Bristow Helicopters Limited, Bristow U.S. LLC and Era Helicopters, LLC. As of June 30, 2022, the ABL Facility provided for commitments in an aggregate amount of $85.0 million with the ability to increase the total commitments up to a maximum aggregate amount of $120.0 million, subject to the terms and conditions therein.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
As of June 30, 2022, there were no outstanding borrowings under the ABL Facility nor had the Company made any draws during the three months ended June 30, 2022. Letters of credit issued under the ABL Facility in the aggregate face amount of $20.5 million were outstanding on June 30, 2022.
Note 5 — FAIR VALUE DISCLOSURES
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
The carrying and fair values of the Company’s debt are as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2022
LIABILITIES
6.875% Senior Notes(1)	$392,047	$—	$349,445	$—
Lombard Debt(2)	122,324	—	120,619	—
	$514,371	$—	$470,064	$—
March 31, 2022
LIABILITIES
6.875% Senior Notes(1)	$391,690	$—	$407,436	$—
Lombard Debt(2)	133,978	—	138,328	—
	$525,668	$—	$545,764	$—
_________________
(1)As of June 30, 2022 and March 31, 2022, the carrying value is net of unamortized deferred financing fees of $8.0 million and $8.3 million respectively.
(2)As of June 30, 2022 and March 31, 2022, the carrying values of unamortized discounts were $10.4 million and $13.1 million, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 6 — COMMITMENTS AND CONTINGENCIES
Fleet — The Company’s unfunded capital commitments as of June 30, 2022 consisted primarily of agreements to purchase helicopters and totaled $76.1 million, payable beginning in fiscal year 2023. The Company also had $1.3 million of deposits paid on options not yet exercised.
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
The Company may terminate $63.4 million of its capital commitments (inclusive of deposits paid on options not yet exercised) without further liability other than aggregate liquidated damages of approximately $1.9 million.
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
Note 7 — TAXES
The Company’s income tax expense during the three months ended June 30, 2022, was prepared using the actual year-to-date effective tax rate as the best estimate of the annual effective tax rate, whereas income tax expense during the three months ended June 30, 2021, was prepared using the estimated annual effective tax rate. The actual year-to-date effective tax rate calculates tax expense only for the year-to-date interim period earnings and does not consider the earnings estimate for the full-year. The Company determined that since small changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the estimated annual effective tax rate method would not provide a reliable estimate of income taxes for the three months ended June 30, 2022. The Company will continue to evaluate income tax estimates using the estimated annual effective tax rate in subsequent quarters or may use the actual year-to-date effective tax rate if warranted.
During the three months ended June 30, 2022, the Company recorded an income tax expense of $8.2 million resulting in an effective tax rate of 67.2%. During the three months ended June 30, 2021, the Company recorded an income tax benefit of $4.8 million resulting in an effective tax rate of 25.4%. The effective tax rate during the three months ended June 30, 2022, is higher than the statutory rate due to the mix of earnings taxed in relatively higher taxed jurisdictions and the impact of limitations in utilizing net operating losses in certain jurisdictions.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 8 — STOCKHOLDERS’ EQUITY
Stock Repurchases.
On September 16, 2020, the Board authorized a stock repurchase program providing for the repurchase of up to $75.0 million of the Company's common stock. Repurchases under the program may be made in the open market, including pursuant to a Rule 10b5-1 program, by block repurchases, in private transactions (including with related parties) or otherwise, from time to time, depending on market conditions. The stock repurchase program has no expiration date and may be suspended or discontinued at any time without notice, subject to any changes in regulation currently pending and under review by the SEC.
During the three months ended June 30, 2022 and 2021, the Company repurchased 158,519 and 933,208 shares of common stock for gross consideration of $3.7 million and $25.1 million, which is an average cost per stock of $23.60 and $26.89, respectively. As of June 30, 2022, $21.3 million remained available of the authorized $75.0 million stock repurchase program.
In July 2022, the Company repurchased 267,419 shares of common stock for gross consideration of $6.3 million, which is an average cost per stock of $23.41. After these repurchases, $15.0 million remained available of the authorized $75.0 million stock repurchase program.
Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in balances for accumulated other comprehensive income (loss) (in thousands):

	Currency Translation Adjustments	Pension Liability Adjustments (1)	Unrealized gain on cash flow hedges (2)	Total
Balance as of March 31, 2022	$5,643	$(30,274)	$1,181	$(23,450)
Other comprehensive income (loss) before reclassification	(45,708)	—	1,296	(44,412)
Net current period other comprehensive income (loss)	$(45,708)	$—	$1,296	$(44,412)
Foreign exchange rate impact	(2,355)	2,355	—	—
Balance as of June 30, 2022	$(42,420)	$(27,919)	$2,477	$(67,862)
__________________________
(1)Reclassification of amounts related to pension liability adjustments are included as a component of net periodic pension cost.
(2)Reclassification of amounts related to cash flow hedges are included as direct costs.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 9 — EARNINGS PER SHARE
Basic earnings per common stock is computed by dividing income available to common stockholders by the weighted average number of stock of common stock outstanding during the period. Diluted earnings per common stock excludes options to purchase common stock and restricted stock units and awards which were outstanding during the period but were anti-dilutive. The following table shows the computation of basic and diluted earnings per stock (in thousands, except per stock amounts):

	Three Months Ended June 30,
	2022	2021
Income (loss):
Net income (loss) attributable to Bristow Group Inc.	$3,987	$(14,197)
Less: Net income attributable to participating securities	—	$—
Net income (loss) attributable to fully vested common stock	$3,987	$(14,197)
Shares of common stock:
Weighted average number of common stock outstanding – basic	28,269	$28,669
Net effect of dilutive stock	643	$—
Weighted average number of common stock outstanding – diluted(1)	28,912	$28,669

Earnings (losses) per common stock - basic	$0.14	$(0.50)
Earnings (losses) per common stock - diluted	$0.14	$(0.50)
__________________
(1)Excludes weighted average common stock of 1,032,816 and 238,599 for the three months ended June 30, 2022 and 2021, respectively, for certain stock awards as the effect of their inclusion would have been antidilutive.
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
The following tables show region information prepared on the same basis as the Company’s condensed consolidated financial statements (in thousands):

	Three Months Ended June 30,
	2022	2021
Region revenues:
Europe	$162,377	$174,314
Americas	94,569	86,338
Asia Pacific	21,176	22,081
Africa	23,578	17,273
Corporate and other	37	596
Total region revenues	$301,737	$300,602

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidated operating income (loss):
Europe	$21,136	$23,032
Americas	8,929	12,232
Asia Pacific	(514)	(218)
Africa	(921)	(11,479)
Corporate and other	(20,816)	(36,297)
Gain (loss) on disposal of assets	(2,101)	499
Total consolidated operating income (loss)	$5,713	$(12,231)

	June 30,	March 31,
	2022	2022
Identifiable assets:
Europe	$868,160	$917,656
Americas	529,867	500,219
Asia Pacific	54,737	50,335
Africa	98,153	92,582
Corporate and other	291,455	263,487
Total identifiable assets	$1,842,372	$1,824,279

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto as well as our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on May 31, 2022. Unless the context otherwise indicates, in this MD&A, any references to the “Company”, “Bristow”, “we”, “us” and “our” refer to Bristow Group Inc. and its consolidated entities.
In the discussions that follow, the terms “Current Quarter”, “Preceding Quarter” and “Prior Year Quarter” refer to the three months ended June 30, 2022, March 31, 2022 and June 30, 2021, respectively. Our fiscal year ends March 31, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2023, is referred to as “fiscal year 2023.”
Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements about our future business, strategy, operations, capabilities and results; financial projections; plans and objectives of our management; expected actions by us and by third parties, including our customers, competitors, vendors and regulators, and other matters. Some of the forward-looking statements can be identified by the use of words such as “believes”, “belief”, “forecasts”, “expects”, “plans”, “anticipates”, “intends”, “projects”, “estimates”, “may”, “might”, “will”, “would”, “could”, “should” or other similar words; however, all statements in this Quarterly Report on Form 10-Q, other than statements of historical fact or historical financial results, are forward-looking statements.
Our forward-looking statements reflect our views and assumptions on the date we are filing this Quarterly Report on Form 10-Q regarding future events and operating performance. We believe that they are reasonable, but they involve significant known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks, uncertainties and factors that could cause or contribute to such differences, include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed in Part I, Item 1A, “Risk Factors” of this report and those discussed in other documents we file with the SEC. Accordingly, you should not put undue reliance on any forward-looking statements.
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
•the possibility that reductions in spending on aviation services by governmental agencies could lead to modifications of our search and rescue (“SAR”) contract terms with governments, our contracts with the Bureau of Safety and Environmental Enforcement ("BSEE") or delays in receiving payments under such contracts;
•the effectiveness of our environmental, social, and governance initiatives;
•the impact of supply chain disruptions and inflation and our ability to recoup rising costs in the rates we charge to our customers; and
•our reliance on a limited number of helicopter manufacturers and suppliers.
The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. All forward-looking statements in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and are only made as of the date of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q should be evaluated together with the many uncertainties that affect our businesses, particularly those discussed in greater detail in Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report on Form 10-K and under the heading “Risk Factors” and Part II Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.
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
Our core business of providing aviation services to leading global energy companies and public and private sector SAR services provides us with geographic and customer diversity which helps mitigate risks associated with a single market or customer. We currently have customers in Australia, Brazil, Canada, Chile, the Dutch Caribbean, the Falkland Islands, Guyana, India, Mexico, the Netherlands, Nigeria, Norway, Spain, Suriname, Trinidad, the U.K and the United States (“U.S.”).
Certain of our operations are subject to seasonal factors. For example, operations in the U.S. Gulf of Mexico are often at their highest levels from April to September, as daylight hours increase, and are at their lowest levels from December to February, as daylight hours decrease. See “Segment Markets and Seasonality” in Item 1 of our Annual Report on Form 10-K for further discussion on seasonality.

Recent Developments
Bristow Completes Acquisition of British International Helicopter Services Limited
Bristow completed its acquisition of British International Helicopter Services Limited ("BIH") effective August 2, 2022, for an all cash purchase price of £10.4 million, further enhancing its leading global Government Services offering. Bristow will integrate BIH into its U.K. operations, where BIH will adopt the Bristow name and brand throughout its operations.
Change in Fiscal Year End
In August 2022, the Board of Directors of Bristow approved a change in the fiscal year end of the Company from March 31st to December 31st. The Company expects to change the fiscal year on a prospective basis and will not adjust operating results for prior periods, and the Company will file a transition report on Form 10-K for the transition period ended December 31, 2022. The Company believes this change to align with the calendar year will provide numerous benefits, including improving comparability between periods and relative to its peers. Bristow intends to issue financial guidance when it announces next quarter’s earnings.
Awarded Second-Generation Search and Rescue Contract with U.K. Government
In July 2022, the Company was awarded a £1.6 billion, 10-year contract for the Second-Generation Search and Rescue Aviation ("UKSAR2G") program by the MCA, an executive agency of the Department for Transport in the U.K. The Bristow-led consortium will operate: 18 helicopters, including nine existing Leonardo AW189 helicopters and three existing Sikorsky S-92s augmented by the introduction of six new Leonardo AW139 helicopters; six King Air fixed-wing airplanes; and one mobile deployable Schiebel CAMCOPTER S-100 UAS. The Company transitions to the new contract beginning September 30, 2024 through December 31, 2026.
Signing of Favorable Long-Term Maintenance Support Agreements
In June 2022, the Company announced it had signed long-term maintenance support agreements with Leonardo Helicopters for airframes and Pratt & Whitney for engines on the Company's global fleet of AW139 helicopters. The aggregate buy-in cost is approximately $55 million, which will be paid in installments between July 2022 and December 2022.
Fleet Information
The chart below presents the number of aircraft in our fleet and their distribution among the regions in which we operate, the number of helicopters we had on order and the percentage of operating revenues each of our regions provided as of June 30, 2022:

	Percentage of Current Quarter Operating Revenue	Helicopters				UAV	Fixed Wing
		Heavy	Medium	Light Twin	Light Single			Total (1)
Europe	54%	61	9	—	3	2	—	75
Americas	31%	20	52	14	27	—	—	113
Asia Pacific	7%	—	2	—	—	—	12	14
Africa	8%	4	14	—	—	—	2	20
Total	100%	85	77	14	30	2	14	222
Aircraft not currently in fleet:
On order		3	—	5	—	—	—	8
_____________
(1)Includes 42 leased aircraft as follows:

	Helicopters				UAV	Fixed Wing
	Heavy	Medium	Light Twin	Light Single			Total
Europe	26	1	—	—	2	—	29
Americas	2	2	—	—	—	—	4
Asia Pacific	—	—	—	—	—	6	6
Africa	—	1	—	—	—	2	3
Total	28	4	—	—	2	8	42
As of June 30, 2022, the aircraft in our fleet were as follows:

	Number of Aircraft
	Operating Aircraft
Type	Owned Aircraft	Leased Aircraft	Aircraft Held For Sale	Total Aircraft	Maximum Passenger Capacity	Average Age (years)(1)
Heavy Helicopters:
S-92	39	27	—	66	19	13
H225	—	—	1	1	19	14
AW189	17	1	—	18	16	6
	56	28	1	85
Medium Helicopters:
AW139	51	4	—	55	12	11
S-76 D/C++/C+	22	—	—	22	12	12
	73	4	—	77
Light—Twin Engine Helicopters:
AW109	4	—	—	4	7	15
EC135	10	—	—	10	6	13
	14	—	—	14
Light—Single Engine Helicopters:
AS350	17	—	—	17	4	25
AW119	13	—	—	13	7	16
	30	—	—	30

Total Helicopters	173	32	1	206		13
Fixed wing	6	8	—	14
Unmanned Aerial Vehicle	—	2	—	2
Total Fleet	179	42	1	222
______________________
(1)Reflects the average age of helicopters that are owned.

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
The following table presents our operating results and other statement of operations information for the Current Quarter and the Preceding Quarter (in thousands, except percentages):

	Three Months Ended		Favorable (Unfavorable)
	June 30, 2022	March 31, 2022
Revenues:
Operating revenues	$294,148	$275,582	$18,566	6.7%
Reimbursable revenues	7,589	11,817	(4,228)	(35.8)%
Total revenues	301,737	287,399	14,338	5.0%

Costs and expenses:
Operating expenses
Personnel	69,095	75,863	6,768	8.9%
Repairs and maintenance	66,510	60,579	(5,931)	(9.8)%
Insurance	3,966	5,552	1,586	28.6%
Fuel	30,118	20,526	(9,592)	(46.7)%
Leased-in equipment	23,758	24,558	800	3.3%
Other	31,054	30,633	(421)	(1.4)%
Total operating expenses	224,501	217,711	(6,790)	(3.1)%
Reimbursable expenses	7,287	11,694	4,407	37.7%
General and administrative expenses	40,159	41,644	1,485	3.6%
Merger and integration costs	368	824	456	55.3%
Restructuring costs	—	2,113	2,113	nm
Depreciation and amortization expense	16,536	16,919	383	2.3%
Total costs and expenses	288,851	290,905	2,054	0.7%

Loss on impairment	(5,187)	—	(5,187)	nm
Loss on disposal of assets	(2,101)	(41)	(2,060)	nm
Earnings (losses) from unconsolidated affiliates, net	115	(325)	440	nm
Operating income (loss)	5,713	(3,872)	9,585	nm

Interest income	74	17	57	nm
Interest expense	(10,242)	(10,241)	(1)	—%
Reorganization items, net	(49)	(43)	(6)	(14.0)%
Other, net	16,750	13,023	3,727	28.6%
Total other income, net	6,533	2,756	3,777	137.0%
Income (loss) before income taxes	12,246	(1,116)	13,362	nm
Income tax expense	(8,231)	(3,260)	(4,971)	nm
Net income (loss)	4,015	(4,376)	8,391	nm
Net (income) loss attributable to noncontrolling interests	(28)	63	(91)	nm
Net income (loss) attributable to Bristow Group Inc.	$3,987	$(4,313)	$8,300	nm

Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the applicable periods (in thousands):

	Three Months Ended		Favorable (Unfavorable)
	June 30, 2022	March 31, 2022
Oil and gas services:
Europe	$90,053	$89,234	$819	0.9%
Americas	84,665	86,249	(1,584)	(1.8)%
Africa	20,362	13,837	6,525	47.2%
Total oil and gas services	$195,080	$189,320	$5,760	3.0%
Government services	70,107	66,239	3,868	5.8%
Fixed wing services	25,942	16,806	9,136	54.4%
Other services	3,019	3,217	(198)	(6.2)%
	$294,148	$275,582	$18,566	6.7%
Current Quarter compared to Preceding Quarter
Operating Revenues. Operating revenues were $18.6 million higher in the Current Quarter compared to the Preceding Quarter.
Operating revenues from oil and gas services were $5.8 million higher in the Current Quarter.
Operating revenues from oil and gas services in the Africa region were $6.5 million higher in the Current Quarter primarily due to higher utilization.
Operating revenues from oil and gas services in the Europe region were $0.8 million higher in the Current Quarter. Revenues in Norway were $1.6 million higher primarily due to higher fuel revenues of $2.2 million and utilization of $1.2 million, partially offset by the weakening of the Norwegian krone relative to the U.S. dollar of $1.8 million. Revenues in the U.K. were $0.8 million lower primarily due to the weakening of the British pound sterling (“GBP”) relative to the U.S. dollar of $2.0 million and settlement fees related to an early contract termination received in the Preceding Quarter of $0.7 million, partially offset by higher fuel revenues of $1.3 million and utilization of $0.6 million.
Operating revenues from oil and gas services in the Americas region were $1.6 million lower in the Current Quarter primarily due to lower lease payment collections from Cougar Helicopters Inc. (“Cougar”), which are recognized on cash basis, of $4.1 million, lower utilization in the U.S. Gulf of Mexico (“GOM”) SAR, Guyana and GOM of $1.6 million, $1.0 million and $0.4 million, respectively. These decreases were partially offset by higher utilization in Suriname and Brazil of $2.1 million and $1.5 million, respectively, and higher fuel revenues of $1.9 million.
Operating revenues from government services were $3.9 million higher in the Current Quarter primarily due to higher activity of $8.1 million, partially offset by the weakening of the GBP relative to the U.S. dollar of $4.2 million.
Operating revenues from fixed wing services were $9.1 million higher in the Current Quarter primarily due to higher utilization related to the reopening of borders in Australia.
Operating Expenses. Operating expenses were $6.8 million higher in the Current Quarter. Fuel costs were $9.6 million higher primarily due to increased global fuel prices and fight hours. Repairs and maintenance costs were $5.9 million higher primarily due to higher power-by-the-hour (“PBH”) expenses related to an increase in activity of $3.2 million and flight hour rates of $1.6 million, timing of repairs of $2.1 million, and the release of a provision related to engine repairs of $1.2 million at Airnorth recognized in the Preceding Quarter, partially offset by lower inventory write-offs of $2.3 million. Other operating costs were $0.4 million higher in the Current Quarter primarily due to higher training costs of $1.0 million, partially offset by lower freight costs of $0.6 million. These increases were partially offset by lower personnel costs of $6.8 million primarily due to seasonal personnel costs variations of $6.0 million in Norway and higher compensation costs in the Americas region of $0.8 million incurred in the Preceding Quarter. Insurance costs were $1.6 million lower due to a decrease in premium rates following annual policy renewals. Leased-in equipment costs were $0.8 million lower in the Current Quarter.

General and Administrative. General and administrative expenses were $1.5 million lower in the Current Quarter primarily due to lower professional services fees and lower compensation expenses.
Merger and Integration Costs. Merger and integration costs were $0.5 million lower in the Current Quarter primarily due to lower lease return costs related to the Merger.
Restructuring Costs. During the Preceding Quarter, restructuring costs were $2.1 million primarily due to severance costs in the Africa region.
Loss on Impairment. During the Current Quarter, the Company recognized a $5.2 million loss on impairment related to a PBH intangible asset write-off.
Loss on Disposal of Assets. During the Current Quarter, the Company recognized a loss on disposal of assets of $2.1 million from the sale of five helicopters for cash proceeds of $7.6 million.
Earnings (losses) from Unconsolidated Affiliates. During the Current Quarter, the Company recognized earnings of $0.1 million from unconsolidated affiliates compared to losses of $0.3 million in the Preceding Quarter.
Other Income (Expense), net. Other income, net of $16.8 million in the Current Quarter resulted from foreign exchange gains of $14.0 million, government grants to fixed wing services of $2.5 million and a favorable interest adjustment to the Company’s pension liability of $0.2 million. Other income, net of $13.0 million in the Preceding Quarter resulted from foreign exchange gains of $6.0 million, government grants to fixed wing services of $3.8 million, a gain on the sale of inventory of $1.9 million, insurance gains of $0.7 million and a favorable interest adjustment to the Company’s pension liability of $0.6 million.

	Three Months Ended		Favorable (Unfavorable)
	June 30, 2022	March 31, 2022
Foreign currency gains	$13,984	$5,950	$8,034
Pension-related costs	216	582	(366)
Other	2,550	6,491	(3,941)
Other income, net	$16,750	$13,023	$3,727
Income Tax Expense. Income tax expense was $8.2 million in the Current Quarter compared to $3.3 million in the Preceding Quarter. The increase in income tax expense in the Current Quarter primarily related to changes in the blend of earnings, the tax impact of valuation allowances on the Company’s net operating losses and deductible business interest expense.

Liquidity and Capital Resources
General
Our ongoing liquidity requirements arise primarily from working capital needs, meeting our capital commitments (including the purchase of aircraft and other equipment) and the repayment of debt obligations. In addition, we may use our liquidity to fund acquisitions, repay debt, repurchase stock or debt securities or make other investments. Our primary sources of liquidity are cash balances and cash flows from operations and, from time to time, we may obtain additional liquidity through the issuance of equity or debt or other financing options or through asset sales.
Summary of Cash Flows

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$22,750	$36,441
Investing activities	(1,488)	6,802
Financing activities	(6,539)	(27,690)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22,304)	2,042
Net increase in cash, cash equivalents and restricted cash	$(7,581)	$17,595
Operating Activities
During the Current Quarter, cash flows provided by operating activities were $13.7 million lower primarily due to higher cash taxes paid and increased accounts receivables balances. Cash paid for income taxes was $11.1 million in the Current Quarter compared to and $3.0 million in the Prior Year Quarter.
Investing Activities
During the Current Quarter, net cash used in investing activities was $1.5 million primarily consisting of:
•Capital expenditures of $9.0 million primarily related to deposits on an AW139 helicopter, purchase of an unmanned aerial vehicle and leasehold improvements, partially offset by
•Proceeds of $7.6 million from the sale of five aircraft.
During the Prior Year Quarter, net cash provided by investing activities was $6.8 million primarily as follows:
•Proceeds of $10.6 million from the sale of three aircraft and certain other equipment, partially offset by
•Cash transferred in the sale of a subsidiary in Colombia of $0.9 million, and
•Capital expenditures of $3.0 million.
Financing Activities
During the Current Quarter, net cash used in financing activities was $6.5 million primarily consisting of:
•Stock repurchases of $3.1 million,
•Net repayments of debt of $2.9 million related to the Lombard debt principal, and
•Payment on debt issuance costs of $0.5 million related to the refinancing of the ABL Facility.
During the Prior Year Quarter, net cash used in financing activities was $27.7 million primarily consisting of:
•Stock repurchases of $21.8 million,
•Net repayments of debt of $4.0 million related to the Lombard and Airnorth debts principal, and
•Payment on debt issuance costs of $1.9 million related to the issuance of the 6.875% Senior Notes.

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
Our long-term liquidity is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, debt service, capital expenditures and a reasonable return on investment. There continues to be uncertainty and unpredictability around the extent to which oil prices may adversely affect demand for our services, which in turn could affect our business and liquidity. As of June 30, 2022, we had $255.0 million of unrestricted cash and $63.0 million of remaining availability under our ABL Facility for total liquidity of $318.0 million.
Total principal debt balance as of June 30, 2022 was $514.4 million primarily comprised of the 6.875% Senior Notes due in March 2028 and two tranches of the Lombard Debt due December 29, 2023 and January 30, 2024, respectively. We have the ability to fund capital expenditures with cash on hand and operating cash flows. However, to optimize capital structure, we plan to refinance the existing Lombard debt facilities on attractive terms and fund the balance of capital expenditures with operating cash flows. Aside from the Lombard debt, we have no near term debt maturities and believe our cash flows from operations and other sources of liquidity will continue to be sufficient in fulfilling our debt obligations.
As of June 30, 2022, approximately 41% of our total cash balance was held outside the U.S. and is generally used to meet the liquidity needs of our non-U.S. operations. Most of our cash held outside the U.S. could be repatriated to the U.S., and any such repatriation could be subject to additional taxes. If cash held by non-U.S. operations is required for funding operations in the U.S., we may make a provision for additional taxes in connection with repatriating this cash, which is not expected to have a significant impact on our results of operations.
The factors that materially affect our overall liquidity include cash from or used to fund operations, capital expenditure commitments, debt service, pension funding, adequacy of bank lines of credit and the our ability to attract capital on satisfactory terms. We believe our current credit rating, financial condition and liquidity position allows us to secure favorable financing terms.
Contractual Obligations and Commercial Commitments
We have various contractual obligations that are recorded as liabilities on our consolidated balance sheet. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities on our consolidated balance sheet.
As of June 30, 2022, we had unfunded capital commitments of $76.1 million, consisting primarily of agreements to purchase helicopters, including three AW189 heavy helicopters and five AW169 light twin helicopters. The AW189 helicopters are scheduled for delivery in fiscal years 2023 through 2025. Delivery dates for the AW169 helicopters have yet to be determined. In addition, we had outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery in fiscal years 2024 through 2026.
As of June 30, 2022, $63.4 million of our capital commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability other than aggregate liquidated damages of approximately $1.9 million. If we do not exercise our rights to cancel these capital commitments, we expect to finance the remaining acquisition costs for these helicopters through a combination of cash on hand, cash provided by operating activities, asset sales and financing options.

Lease Obligations
We have non-cancelable operating leases in connection with the lease of certain equipment, including leases for aircraft, and land and facilities used in our operations. The related lease agreements, which range from non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and can also include renewal options. As of June 30, 2022, aggregate future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year including leases for 42 aircraft, were as follows (in thousands):

	Aircraft	Other	Total

2023(1)	50,413	9,284	$59,697
2024	58,136	9,822	67,958
2025	43,259	7,827	51,086
2026	16,401	6,697	23,098
2027	10,221	5,135	15,356
Thereafter	14,232	14,551	28,783
	$192,662	$53,316	$245,978
____________________
(1)Reflects the amounts for the remaining nine months of the fiscal year ending March 31, 2023.
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

	2022	2023	2024	2025	2026 and Beyond
Aircraft type:
S-92	—	2	7	3	15
AW189	—	1	—	—	—
AW139	—	—	2	1	1
Fixed wing / UAV	1	7	2	—	—
	1	10	11	4	16
Selected Financial Information on Guarantors of Securities
On February 25, 2021, Bristow Group Inc. (“the Parent”) issued its 6.875% Senior Notes due 2028. The 6.875% Senior Notes, issued under an indenture, are fully and unconditionally guaranteed as to payment by a number of subsidiaries of the Parent (collectively, the “Guarantors”). The Parent is a holding company with no significant assets other than the stock of its subsidiaries. In order to meet its financial needs and obligations, the Parent relies exclusively on income from dividends and other cash flow from such subsidiaries. The subsidiary guarantees provide that, in the event of a default on the 6.875% Senior Notes, the holders of the 6.875% Senior Notes may institute legal proceedings directly against the Guarantors to enforce the guarantees without first proceeding against the Parent.

None of the non-Guarantor subsidiaries of the Parent are under any direct obligation to pay or otherwise fund amounts due on the 6.875% Senior Notes or the guarantees, whether in the form of dividends, distributions, loans or other payments. If such subsidiaries are unable to transfer funds to the Parent or Guarantors and sufficient cash or liquidity is not otherwise available, the Parent or Guarantors may not be able to make principal and interest payments on their outstanding debt, including the 6.875% Senior Notes or the guarantees. The following selected financial information of the Guarantors presents a sufficient financial position of Parent to continue to fulfill its obligations under the requirements of the 6.875% Senior Notes. This selected financial information should be read in conjunction with the accompanying consolidated financial statements and notes (in thousands).

	June 30, 2022	March 31, 2022
Current assets	$861,813	$825,344
Non-current assets	$2,116,328	$2,048,480
Current liabilities	$622,519	$536,662
Non-current liabilities	$807,234	$784,466

	June 30, 2022
Total revenues	$106,467
Operating expense	$(351)
Net loss	$(3,570)
Net loss attributable to Bristow Group Inc.	$(3,580)
Critical Accounting Estimates
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of the Annual Report on Form 10-K for a discussion of our critical accounting estimates. There have been no material changes to our critical accounting policies and estimates since the Annual Report on Form 10-K.
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
For additional information about our exposure to market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of the Annual Report on Form 10-K. Our exposure to market risk has not changed materially since March 31, 2022.
Item 4.    Controls and Procedures.
With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated, with reasonable assurance, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.
During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings
In the normal course of our business, we are involved in various litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining our potential exposure to these matters and has recorded reserves in our financial statements related thereto as appropriate. It is possible that a change in our estimates related to these exposures could occur, but we do not expect any such changes in estimated costs would have a material effect on our consolidated financial position or results of operations.
Item 1A. Risk Factors
For a detailed discussion of our risk factors, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
The following table presents information regarding our repurchases of stock of our Common Stock on a monthly basis during the three months ended June 30, 2022:

	Total Number of Stock Repurchased(1)	Average Price Paid Per Stock	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022	1,893	$33.37	—	$24,999,300
May 1, 2022 - May 31, 2022	—	$—	—	$24,999,300
June 1, 2022 - June 30, 2022	189,820	$26.10	158,519	$21,258,626
___________________________
(1)Reflects 33,194 stock purchased in connection with the surrender of stock by employees to satisfy certain tax withholding obligations. These repurchases are not a part of our publicly announced program and do not affect our Board-approved stock repurchase program.
In July 2022, the Company repurchased an additional 267,419 shares of common stock for gross consideration of $6.3 million, which is an average cost per stock of $23.41. After these repurchases, $15.0 million remained available of the authorized $75.0 million stock repurchase program.
In August 2022, the Board of Directors of Bristow approved a new $40.0 million stock repurchase program, and terminated the prior program, under which $15.0 million remained available of the original $75.0 million authorized. Purchases of the Company’s common stock under the stock repurchase program may be made in the open market, including pursuant to a Rule 10b5-1 program, by block repurchases, in private transactions (including with related parties) or otherwise, from time to time, depending on market conditions. The stock repurchase program has no expiration date and may be suspended or discontinued at any time without notice, subject to any changes in applicable law or regulations thereunder.
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
DATE: August 4, 2022