Form 10-Q
period 2022-09-30
Bristow Group Inc.
filed 2022-11-03
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	001-35701
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware		72-1455213
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

3151 Briarpark Drive, Suite 700
Houston,	Texas	77042
(Address of Principal Executive Offices)		(Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
The total number of shares of common stock, par value $0.01 per share, outstanding as of October 27, 2022 was 28,016,388. The Registrant has no other class of common stock outstanding.

BRISTOW GROUP INC.

PART I — FINANCIAL INFORMATION
Item 1.     Financial Statements.
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Operating revenues	$299,391	$290,120	$593,539	$578,471
Reimbursable revenues	7,879	11,464	15,468	23,715
Total revenues	307,270	301,584	609,007	602,186

Costs and expenses:
Operating expenses	231,423	218,768	455,924	433,271
Reimbursable expenses	7,673	11,188	14,960	23,302
General and administrative expenses	41,146	38,970	81,305	76,453
Merger and integration costs	291	647	659	2,382
Restructuring costs	—	117	—	968
Depreciation and amortization expense	16,051	17,644	32,587	40,839
Total costs and expenses	296,584	287,334	585,435	577,215

Loss on impairment	—	(2,901)	(5,187)	(24,835)
Gain on disposal of assets	3,368	162	1,267	661
Earnings (losses) from unconsolidated affiliates, net	630	964	745	(553)
Operating income	14,684	12,475	20,397	244

Interest income	627	42	701	108
Interest expense, net	(10,008)	(10,426)	(20,250)	(21,050)
Loss on extinguishment of debt	—	(124)	—	(124)
Reorganization items, net	(29)	(103)	(78)	(549)
Loss on sale of subsidiaries	—	—	—	(2,002)
Other, net	11,343	15,330	28,093	21,514
Total other income (expense), net	1,933	4,719	8,466	(2,103)
Income (loss) before income taxes	16,617	17,194	28,863	(1,859)
Income tax expense	(116)	(14,484)	(8,347)	(9,642)
Net income (loss)	16,501	2,710	20,516	(11,501)
Net loss (income) attributable to noncontrolling interests	17	65	(11)	79
Net income (loss) attributable to Bristow Group Inc.	$16,518	$2,775	$20,505	$(11,422)
Earnings (loss) per common share:
Basic	$0.59	$0.10	$0.73	$(0.40)
Diluted	$0.58	$0.10	$0.72	$(0.40)
Weighted average shares of common stock outstanding:
Basic	27,958	28,234	28,112	28,845
Diluted	28,405	28,685	28,635	28,845

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021

Net income (loss)	$16,501	$2,710	$20,516	$(11,501)
Other comprehensive income (loss):
Currency translation adjustments	(41,747)	(15,683)	(89,810)	(14,411)
Pension liability adjustment	2,261	922	4,616	873
Unrealized gain on cash flow hedges, net	901	1,609	2,197	2,552
Total other comprehensive loss	(38,585)	(13,152)	(82,997)	(10,986)
Total comprehensive loss	(22,084)	(10,442)	(62,481)	(22,487)
Net comprehensive loss (income) attributable to noncontrolling interests	17	65	(11)	79
Total comprehensive loss attributable to Bristow Group Inc.	$(22,067)	$(10,377)	$(62,492)	$(22,408)

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	September 30, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$199,485	$263,769
Restricted cash	1,818	2,245
Accounts receivable, net of allowance for doubtful accounts of $1,840 and $1,887 as of September 30, 2022 and March 31, 2022, respectively	204,762	203,771
Inventories	79,430	81,674
Prepaid expenses and other current assets	38,961	28,426
Total current assets	524,456	579,885
Property and equipment, net of accumulated depreciation of $164,577 and $149,532 as of September 30, 2022 and March 31, 2022, respectively	867,521	942,608
Investment in unconsolidated affiliates	17,000	17,585
Right-of-use assets	228,799	193,505
Other assets	125,564	90,696
Total assets	$1,763,340	$1,824,279
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,371	$63,497
Accrued wages, benefits and related taxes	40,109	53,424
Income taxes payable and other accrued taxes	11,902	13,410
Deferred revenue	13,815	15,161
Accrued maintenance and repairs	51,513	38,354
Current portion of operating lease liabilities	72,886	69,866
Accrued interest and other accrued liabilities	19,995	21,284
Short-term borrowings and current maturities of long-term debt	10,817	12,759
Total current liabilities	294,408	287,755
Long-term debt, less current maturities	492,868	512,909
Accrued pension liabilities	6,484	18,170
Other liabilities and deferred credits	4,864	4,825
Deferred taxes	37,371	39,811
Long-term operating lease liabilities	158,511	125,441
Total liabilities	$994,506	$988,911
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value, 110,000 authorized; 28,016 and 28,287 outstanding as of September 30, 2022 and March 31, 2022, respectively	306	303
Additional paid-in capital	706,657	699,401
Retained earnings	231,725	211,220
Treasury stock, at cost; 2,456 and 1,983 shares as of September 30, 2022 and March 31, 2022, respectively	(63,009)	(51,659)
Accumulated other comprehensive loss	(106,447)	(23,450)
Total Bristow Group Inc. stockholders’ equity	769,232	835,815
Noncontrolling interests	(398)	(447)
Total stockholders’ equity	768,834	835,368
Total liabilities and stockholders’ equity	$1,763,340	$1,824,279

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited, in thousands)

	Total Bristow Group Inc. Stockholders’ Equity
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
March 31, 2022	$303	28,287	$699,401	$211,220	$(51,659)	$(23,450)	$(447)	$835,368
Stock-based compensation	3	109	3,095	—	—	—	—	3,098
Purchase of treasury stock.	—	(192)	—	—	(4,702)	—	—	(4,702)
Currency translation adjustments	—	—	—	—	—	—	20	20
Net income	—	—	—	3,987	—	—	28	4,015
Other comprehensive loss	—	—	—	—	—	(44,412)	—	(44,412)
June 30, 2022	$306	28,204	$702,496	$215,207	$(56,361)	$(67,862)	$(399)	$793,387
Stock-based compensation	—	93	4,161	—	—	—	—	4,161
Purchase of treasury stock.	—	(281)	—	—	(6,648)	—	—	(6,648)
Currency translation adjustments	—	—	—	—	—	—	18	18
Net income (loss)	—	—	—	16,518	—	—	(17)	16,501
Other comprehensive loss	—	—	—	—	—	(38,585)	—	(38,585)
September 30, 2022	$306	28,016	$706,657	$231,725	$(63,009)	$(106,447)	$(398)	$768,834

See accompanying notes to condensed consolidated financial statements.

		Total Bristow Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interests	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Investment
March 31, 2021	$1,572	$303	29,694	$687,715	$227,011	$(6,915)	$(10,501)	$(542)	$897,071
Stock-based compensation	—	—	49	2,326	—	—	—	—	2,326
Purchase of treasury stock.	—	—	(937)	—	—	—	(25,199)	—	(25,199)
Currency translation adjustments	—	—	—	—	—	—	—	5	5
Net loss	—	—	—	—	(14,197)	—	—	(14)	(14,211)
Sale of noncontrolling interest	(1,572)	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	2,166	—	—	2,166
June 30, 2021	—	303	28,806	690,041	212,814	(4,749)	(35,700)	(551)	862,158
Stock-based compensation		—	60	2,661	—	—	—	—	2,661
Purchase of treasury stock.	—	—	(564)	—	—	—	(15,383)	—	(15,383)
Currency translation adjustments	—	—	—	—	—	—	—	5	5
Net income	—	—	—	—	2,775	—	—	(65)	2,710
Other comprehensive loss	—	—	—	—	—	(13,152)	—	—	(13,152)
September 30, 2021	—	303	28,302	692,702	215,589	(17,901)	(51,083)	(611)	838,999

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$20,516	$(11,501)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization expense	39,119	46,959
Deferred income taxes	(1,930)	2,858
Loss from extinguishment of debt	—	124
Bad debt expense	—	309
Amortization of deferred financing fees	769	636
Discount amortization on long-term debt	3,343	3,963
Gain on disposal of assets	(1,267)	(661)
Loss on impairment	5,187	24,835
Loss on sale of subsidiaries	—	2,002
Stock-based compensation	7,259	4,987
Equity in earnings (losses) from unconsolidated affiliates, net	(745)	553
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(17,502)	17,801
Inventory, prepaid expenses and other assets	(41,699)	1,448
Accounts payable, accrued expenses and other liabilities	(7,870)	(21,119)
Net cash provided by operating activities	5,180	73,194
Cash flows from investing activities:
Capital expenditures	(18,064)	(17,306)
Proceeds from asset dispositions	16,688	13,809
Cash transferred in sale of subsidiaries, net of cash received	—	(851)
Acquisition, net of cash received	(12,600)	—
Net cash used in investing activities	(13,976)	(4,348)
Cash flows from financing activities:
Debt issuance costs	(527)	(2,708)
Repayment of debt and debt redemption premiums	(5,646)	(12,479)
Purchase of treasury stock.	(11,350)	(40,582)
Net cash used in financing activities	(17,523)	(55,769)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(38,392)	(4,676)
Net increase (decrease) in cash, cash equivalents and restricted cash	(64,711)	8,401
Cash, cash equivalents and restricted cash at beginning of period	266,014	231,079
Cash, cash equivalents and restricted cash at end of period	$201,303	$239,480
Cash paid during the period for:
Interest	$16,034	$16,369
Income taxes	$15,419	$8,539

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
The condensed consolidated financial information for the three and six months ended September 30, 2022 and 2021, has been prepared by the Company in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information reporting on Quarterly Form 10-Q and Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from that which would appear in the annual consolidated financial statements. In August 2022, the Board of Directors (the “Board”) approved a change in the Company’s fiscal year from March 31st to December 31st. Notwithstanding such change, for purposes of this Quarterly Report on Form 10-Q, the Company’s fiscal year assumes a March 31st fiscal year end and fiscal years are referenced based on the end of such period. Therefore, the fiscal year ending March 31, 2023, is referred to as “fiscal year 2023”. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on May 31, 2022.
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
Summary of Significant Accounting Policies and Other Accounting Considerations
Maintenance and Repairs — The Company generally charges maintenance and repair costs, including major aircraft component overhaul costs, to earnings as the costs are incurred. However, certain aircraft components, such as engines and transmissions, are maintained by third-party vendors under contractual agreements also referred to as power-by-the-hour (“PBH”) maintenance agreements. Under these agreements, the Company is charged an agreed amount per hour of flying time related to maintenance, repair and overhaul of the parts and components covered. The costs charged under these contractual agreements are recognized in the period in which the flight hours occur. To the extent that the Company has not yet been billed for costs incurred under these arrangements, these costs are included in accrued maintenance and repairs on its consolidated balance sheets. From time to time, the Company receives credits from its original equipment manufacturers. The Company records these credits as a reduction in maintenance expense when the credits are utilized in lieu of cash payments for purchases or services.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
During the six months ended September 30, 2022, the Company entered into and amended two existing PBH agreements with maintenance service providers for its AW139 helicopter fleet. The terms of these agreements included a buy-in payable of approximately $55 million for the hours flown on the aircraft prior to entry into the PBH agreements. The buy-in amount for the transaction is reflected in other long-term assets with the amount due for amortization within a year reflected in prepaid expenses and other current assets on the condensed consolidated balance sheet. The balance is amortized through operating expense on the statement of operations on a straight-line basis over the contract term. As of September 30, 2022, $31.2 million of the buy-in had been paid, with the remaining $24.2 million payable due in December 2022, included on the condensed consolidated balance sheet in accrued maintenance and repairs.
During the six months ended September 30, 2022, the Company also wrote off $5.2 million of intangible assets related to legacy AW139 airframe agreements in connection with the new PBH agreements. This loss is reflected on the loss on impairment line of the condensed consolidated statement of operations.
Investment in Unconsolidated Affiliates — The Company has a 25% economic interest in Petroleum Air Services (“PAS”), an Egyptian corporation that provides helicopter and fixed wing transportation to the offshore energy industry and other general aviation services in Egypt. During the six months ended September 30, 2021, upon evaluating its investment in PAS, the Company identified an indicator for impairment due to a decline in PAS’s performance. As a result, the Company performed a fair valuation of its investment in PAS using a market approach that relied on significant Level III inputs due to the nature of unobservable inputs that required significant judgment and assumptions. The market approach utilized two methods, each yielding similar valuation outcomes through the use of a multiple relevant to each method, derived from select guideline public companies, and an expected dividend rate or earnings of PAS. This resulted in a $16.0 million loss on impairment recorded during the six months ended September 30, 2021. As of September 30, 2022, the investment in PAS was $17.0 million and is included on the condensed consolidated balance sheets in investment in unconsolidated affiliates. PAS is a cost method investment.
Recently Adopted Accounting Standards
In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) ASU 2021-10 - Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. ASU 2021-10 applies to business entities that account for a transaction with a government by applying a grant or contribution accounting model and increases the transparency of the recognition, measurement, presentation and disclosure of government assistance received. Our adoption of this ASU, effective April 1, 2022, had no material impact to the Company’s financial statements.
In October 2021, the FASB issued ASU 2021-08 - Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 provides specific guidance on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts in business combinations. Our adoption of this ASU, effective April 1, 2022, had no material impact to the Company’s financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 2 — BUSINESS COMBINATIONS
On August 2, 2022, the acquisition of British International Helicopter Services Limited (“BIH”) was successfully completed, in an all cash transaction for $12.7 million. The transaction was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). The Company will integrate BIH into its United Kingdom (“U.K.”) operations, within the government services line of service, and BIH will adopt the Bristow name and brand throughout its operations. BIH delivers combined search and rescue (“SAR”) and support helicopter services for the U.K. Ministry of Defence (“MOD”) with operations in the Falkland Islands and delivers fleet operational sea training helicopter support for the Royal Navy in the U.K. The acquisition is expected to strengthen the Company’s global government services offering.
The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition,
August 2, 2022 (in thousands):

Assets acquired:
Cash and cash equivalents	$109
Accounts receivable	2,197
Prepaid expenses and other current assets	2,464
Inventories	125
Property and equipment	4,378
Intangible assets, net	7,037
Total assets acquired	$16,310
Liabilities assumed:
Accounts payable	$1,530
Accrued wages, benefits and related taxes	260
Other accrued liabilities	1,010
Deferred taxes	802
Total liabilities	$3,602

Net assets acquired	$12,708
The acquisition resulted in $7.0 million amortizable intangible assets associated with the two BIH customer contracts acquired. These intangible assets will be amortized over the life of the contracts and are included on the condensed consolidated balance sheet in other assets. There were no material transaction related costs.
Consistent with the guidelines of ASC 805, if the initial accounting for the business combination has not concluded by the end of the reporting period in which the acquisition occurs, an estimate may be recorded. The Company may record any material adjustments to the initial amounts recorded based on new information obtained that would have existed as of the date of the acquisition within a year of the acquisition date. The Company is continuing to analyze and assess relevant information to determine the fair value of assets acquired and liabilities assumed. The pro forma results were not included as the impact was not material to the Company’s financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 3 — REVENUES
The Company derives its revenues primarily from oil and gas flight services, government services and fixed wing services through a single operating segment, aviation services. A majority of the Company’s revenues are generated through two types of contracts: helicopter services contracts and fixed wing services contracts.
The following table shows the total revenues (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenues from contracts with customers	$298,375	$295,968	$594,565	$588,566
Other revenues	8,895	5,616	14,442	13,620
Total revenues	$307,270	$301,584	$609,007	$602,186
Revenues by Service Line. The following table sets forth the operating revenues earned by service line for the applicable periods (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Oil and gas services	$197,076	$193,681	$392,156	$383,465
Government services	69,908	69,742	140,015	140,184
Fixed wing services	28,945	23,501	54,887	48,057
Other services	3,462	3,196	6,481	6,765
Total operating revenues	$299,391	$290,120	$593,539	$578,471
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
As of September 30, 2022 and March 31, 2022, receivables related to services performed under contracts with customers were $177.4 million and $165.2 million, respectively. During the six months ended September 30, 2022, the Company recognized $5.8 million of revenues from outstanding contract liabilities. Contract liabilities related to services performed under contracts with customers were $12.5 million and $13.3 million as of September 30, 2022 and March 31, 2022, respectively. Contract liabilities are primarily generated by fixed wing services where customers pay for tickets in advance of receiving the Company’s services and advanced payments from helicopter services customers. There were no contract assets as of September 30, 2022 and March 31, 2022.

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

	Remaining Performance Obligations as of September 30, 2022
	Six Months Ending March 31, 2023	Fiscal Year Ending March 31,				Total
		2024	2025	2026	2027 and thereafter
Outstanding Service Revenues:
Helicopter contracts	$228,922	$298,297	$226,586	$134,473	$112,689	$1,000,967
Fixed wing contracts	504	—	—	—	—	504
Total remaining performance obligation revenue	$229,426	$298,297	$226,586	$134,473	$112,689	$1,001,471
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
Note 4 — RELATED PARTY TRANSACTIONS
The Company owns a 25% voting interest and a 40% economic interest in Cougar Helicopters Inc. (“Cougar”), an aviation services provider in Canada. Due to common ownership of Cougar, the Company considers VIH Aviation Group Ltd. a related party.
During the three months ended September 30, 2022 and 2021, the Company generated total revenues of $8.8 million and $5.4 million from its related parties and also paid lease fees of $1.6 million and $2.5 million to related parties for leased aircraft and facilities, respectively. During the six months ended September 30, 2022 and 2021, the Company generated total revenues of $13.6 million and $14.0 million from its related parties and also paid lease fees of $2.9 million and $4.6 million to related parties for leased aircraft and facilities, respectively.
As of September 30, 2022 and March 31, 2022, accounts receivables from related parties included in accounts receivables on the condensed consolidated balance sheets were $1.2 million and $1.8 million, respectively.
Note 5 — DEBT
Debt as of September 30, 2022 and March 31, 2022, consisted of the following (in thousands):

	September 30, 2022	March 31, 2022
6.875% Senior Notes	$392,405	$391,690
Lombard Debt	111,280	133,978
Total debt	503,685	525,668
Less short-term borrowings and current maturities of long-term debt	(10,817)	(12,759)
Total long-term debt	$492,868	$512,909
6.875% Senior Notes — In February 2021, the Company issued $400.0 million aggregate principal amount of its 6.875% senior secured notes due March 2028 (the “6.875% Senior Notes”) and received net proceeds of $395.0 million. The 6.875% Senior Notes are fully and unconditionally guaranteed as to payment by a number of subsidiaries. Interest on the 6.875% Senior Notes is payable semi-annually in arrears on March 1st and September 1st of each year. The 6.875% Senior Notes may be redeemed at any time and from time to time, with sufficient notice and at the applicable redemption prices set

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
forth in the indenture governing the 6.875% Senior Notes, plus accrued and unpaid interest leading up to the redemption date. The indenture governing the 6.875% Senior Notes contains covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem the Company’s capital stock, prepay, redeem or repurchase certain debt, make loans and investments, sell assets, incur liens, enter into transactions with affiliates, enter into agreements restricting its subsidiaries’ ability to pay dividends, and consolidate, merge or sell all or substantially all of its assets. In addition, upon a specified change of control trigger event, the Company must make an offer to repurchase all or part of each noteholder’s notes at an offer price of 101% of the aggregate principal amount, plus accrued and unpaid interest. As of September 30, 2022 and March 31, 2022, the Company had $7.6 million and $8.3 million of unamortized debt issuance costs associated with the 6.875% Senior Notes.
Lombard Debt — During the three months ended September 30, 2022 and 2021, the Company made $2.7 million and $3.3 million, respectively, in principal payments on the Lombard debt. During the six months ended September 30, 2022 and 2021, the Company made $5.6 million and $6.6 million, respectively, in principal payments on the Lombard debt. The two tranches of this debt mature in December 2023 and January 2024, respectively. The Company intends to refinance the Lombard debt facilities.
ABL Facility — The Company’s asset-backed revolving credit facility (the “ABL Facility”) matures in May 2027, subject to certain early maturity triggers related to maturity of other material debt or a change of control of the Company. Amounts borrowed under the ABL Facility (i) are secured by certain accounts receivable owing to the borrower subsidiaries and the deposit accounts into which payments on such accounts receivable are deposited, and (ii) are fully and unconditionally guaranteed as to payment by the Company, as a parent guarantor, and each of Bristow Norway AS, Bristow Helicopters Limited, Bristow U.S. LLC and Era Helicopters, LLC. As of September 30, 2022, the ABL Facility provided for commitments in an aggregate amount of $85.0 million with the ability to increase the total commitments up to a maximum aggregate amount of $120.0 million, subject to the terms and conditions therein.
As of September 30, 2022, there were no outstanding borrowings under the ABL Facility nor had the Company made any draws during the three months ended September 30, 2022. Letters of credit issued under the ABL Facility in the aggregate face amount of $15.9 million were outstanding on September 30, 2022.
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
The carrying and fair values of the Company’s debt are as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2022
LIABILITIES
6.875% Senior Notes(1)	$392,405	$—	$351,782	$—
Lombard Debt(2)	111,280	—	110,601	—
	$503,685	$—	$462,383	$—
March 31, 2022
LIABILITIES
6.875% Senior Notes(1)	$391,690	$—	$407,436	$—
Lombard Debt(2)	133,978	—	138,328	—
	$525,668	$—	$545,764	$—
_________________
(1)As of September 30, 2022 and March 31, 2022, the carrying value is net of unamortized deferred financing fees of $7.6 million and $8.3 million respectively.
(2)As of September 30, 2022 and March 31, 2022, the carrying values of unamortized discounts were $8.0 million and $13.1 million, respectively.
Note 7 — COMMITMENTS AND CONTINGENCIES
Fleet — The Company’s unfunded capital commitments as of September 30, 2022 consisted primarily of agreements to purchase helicopters and totaled $71.3 million, payable beginning in fiscal year 2023. The Company also had $1.3 million of deposits paid on options not yet exercised.
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
The Company may terminate $59.5 million of its capital commitments (inclusive of deposits paid on options not yet exercised) without further liability other than aggregate liquidated damages of approximately $1.9 million.
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
Note 8 — TAXES
The Company’s income tax expense during the three and six months ended September 30, 2022, was prepared using the actual year-to-date effective tax rate as the best estimate of the annual effective tax rate, whereas income tax expense during the three and six months ended September 30, 2021, was prepared using the estimated annual effective tax rate. The actual year-to-date effective tax rate calculates tax expense only for the year-to-date interim period earnings and does not consider the earnings estimate for the full-year. The Company determined that since small changes in estimated pre-tax income or loss would result in significant changes in the estimated annual effective tax rate, the estimated annual effective tax rate method would not provide a reliable estimate of income taxes for the three and six months ended September 30, 2022. The Company will continue to evaluate income tax estimates using the estimated annual effective tax rate in subsequent quarters or may use the actual year-to-date effective tax rate if warranted.
During the three months ended September 30, 2022 and 2021, the Company recorded an income tax expense of $0.1 million resulting in an effective tax rate of 0.7% and income tax expense of $14.5 million resulting in an effective tax rate of 84.2%, respectively. During the six months ended September 30, 2022 and 2021, the Company recorded an income tax expense of $8.3 million resulting in an effective tax rate of 28.9% and income tax expense of $9.6 million resulting in an effective tax rate of (518.7)%, respectively. The effective tax rate during the three months ended September 30, 2022, is lower than the U.S. statutory rate due to the mix of earnings, the impact of utilizing net operating losses in certain jurisdictions and the tax impact of foreign exchange losses outside of the U.S.
Note 9 — STOCKHOLDERS’ EQUITY
Stock Repurchases.
In September 2020, the Board authorized a stock repurchase program providing for the repurchase of up to $75.0 million of the Company’s common stock. In August 2022, the Board approved a new $40.0 million stock repurchase program and terminated the prior program, under which $15.0 million remained available of the original $75.0 million authorized. Purchases of the Company’s common stock under the stock repurchase program may be made in the open market, including pursuant to a Rule 10b5-1 program, by block repurchases, in private transactions (including with related parties) or otherwise, from time to time, depending on market conditions. The stock repurchase program has no expiration date and may be suspended or discontinued at any time without notice, subject to any changes in applicable law or regulations thereunder.
During the three months ended September 30, 2022, the Company repurchased 267,419 shares of common stock in open market transactions for gross consideration of $6.3 million, at an average cost per share of $23.41. During the six months ended September 30, 2022, the Company repurchased 425,938 shares of common stock for gross consideration of $10.0 million, which is an average cost per share of $23.48. As of September 30, 2022, $40.0 million remained available of the $40.0 million stock purchase program authorized in August 2022.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in balances for accumulated other comprehensive income (loss) (in thousands):

	Currency Translation Adjustments	Pension Liability Adjustments	Unrealized gain on cash flow hedges	Total
Balance as of March 31, 2022	$5,643	$(30,274)	$1,181	$(23,450)

Other comprehensive income (loss)	$(85,194)	$—	$2,197	$(82,997)
Foreign exchange rate impact	(4,616)	4,616	—	—
Balance as of September 30, 2022	$(84,167)	$(25,658)	$3,378	$(106,447)
Note 10 — EARNINGS PER SHARE
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share excludes options to purchase common stock and restricted stock units and awards which were outstanding during the period but were anti-dilutive. The following table shows the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Income (loss):
Net income (loss) attributable to Bristow Group Inc.	$16,518	$2,775	$20,505	$(11,422)
Shares of common stock:
Weighted average shares of common stock outstanding – basic	27,958	28,234	28,112	28,845
Effect of dilutive stock options and restricted stock	447	451	523	—
Weighted average shares of common stock outstanding – diluted(1)	28,405	28,685	28,635	28,845

Earnings (losses) per common share - basic	$0.59	$0.10	$0.73	$(0.40)
Earnings (losses) per common share - diluted	$0.58	$0.10	$0.72	$(0.40)
__________________
(3)Excludes weighted average shares of common stock of 1,431,071 and 1,143,686 for the three months ended September 30, 2022 and 2021, respectively, and 1,254,609 and 1,656,651 for the six months ended September 30, 2022 and 2021, respectively, for certain stock awards as the effect of their inclusion would have been antidilutive.
Note 11 — SEGMENT INFORMATION
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The following tables show region information prepared on the same basis as the Company’s condensed consolidated financial statements (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Region revenues:
Europe	$161,129	$167,099	$323,506	$341,413
Americas	97,317	95,427	191,886	181,765
Asia Pacific	23,008	20,100	44,184	42,181
Africa	25,567	18,601	49,145	35,874
Corporate and other	249	357	286	953
Total revenues	$307,270	$301,584	$609,007	$602,186

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Consolidated operating income (loss):
Europe	$14,393	$13,484	$35,529	$36,516
Americas	17,284	21,723	26,213	33,955
Asia Pacific	1,273	(1,539)	759	(1,757)
Africa	(710)	(3,493)	(1,631)	(14,972)
Corporate and other	(20,924)	(17,862)	(41,740)	(54,159)
Gain on disposal of assets	3,368	162	1,267	661
Total consolidated operating income	$14,684	$12,475	$20,397	$244

	September 30,	March 31,
	2022	2022
Identifiable assets:
Europe	$816,083	$917,656
Americas	532,026	500,219
Asia Pacific	48,597	50,335
Africa	108,181	92,582
Corporate and other	258,453	263,487
Total identifiable assets	$1,763,340	$1,824,279

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
In the discussions that follow, the terms “Current Period” and “Prior Year Period” refer to the six months ended September 30, 2022 and 2021, respectively. For purposes of this Quarterly Report on Form 10-Q, our fiscal year assumes a March 31st year-end, and we refer to fiscal years based on the end of such period. Therefore, the fiscal year ending March 31, 2023, is referred to as “fiscal year 2023.”
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
•the possibility of significant changes in foreign exchange rates and controls;
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
•the possibility of changes in tax and other laws and regulations and policies, including, without limitation, actions of governments that impact oil and gas operations or favor renewable energy projects;
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
Overview
Bristow Group Inc. is the leading global provider of innovative and sustainable vertical flight solutions. We primarily provide aviation services to a broad base of major integrated, national and independent energy companies. We also provide commercial search and rescue (“SAR”) services in multiple countries and public sector aviation services such as SAR and other services on behalf of government entities. Additionally, we offer fixed wing transportation and other aviation related solutions. Our energy customers charter our helicopters primarily to transport personnel to, from and between onshore bases and offshore production platforms, drilling rigs and other installations.
Our core business of providing aviation services to leading global energy companies and public and private sector SAR services provides us with geographic and customer diversity which helps mitigate risks associated with a single market or customer. We currently have customers in Australia, Brazil, Canada, Chile, the Dutch Caribbean, the Falkland Islands, Guyana, India, Mexico, the Netherlands, Nigeria, Norway, Spain, Suriname, Trinidad, the United Kingdom (“U.K.”) and the United States (“U.S.”).
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

Fleet Information
The chart below presents the number of aircraft in our fleet and their distribution among the regions in which we operate, the number of helicopters we had on order and the percentage of operating revenues each of our regions provided as of September 30, 2022:

	Percentage of Current Quarter Operating Revenue	Helicopters				UAV	Fixed Wing
		Heavy	Medium	Light Twin	Light Single			Total (1)
Europe	53%	61	8	—	3	4	—	76
Americas	32%	25	52	13	27	—	—	117
Asia Pacific	7%	—	2	—	—	—	13	15
Africa	8%	4	15	1	—	—	2	22
Total	100%	90	77	14	30	4	15	230
Aircraft not currently in fleet:
On order		3	—	5	—	—	—	8
_____________
(1)Includes 48 leased aircraft as follows:

	Helicopters				UAV	Fixed Wing
	Heavy	Medium	Light Twin	Light Single			Total
Europe	27	1	—	—	2	—	30
Americas	5	2	—	—	—	—	7
Asia Pacific	—	—	—	—	—	7	7
Africa	—	1	1	—	—	2	4
Total	32	4	1	—	2	9	48

As of September 30, 2022, the aircraft in our fleet were as follows:

	Number of Aircraft
	Operating Aircraft
Type	Owned Aircraft	Leased Aircraft	Total Aircraft	Maximum Passenger Capacity	Average Age (years)(1)
Heavy Helicopters:
S-92	39	28	67	19	13
AW189	17	3	20	16	6
S-61	2	1	3	19	51
	58	32	90
Medium Helicopters:
AW139	50	4	54	12	12
S-76 D/C++/C+	22	—	22	12	12
AS365	1	—	1	12	33
	73	4	77
Light—Twin Engine Helicopters:
AW109	4	—	4	7	15
EC135	9	1	10	6	13
	13	1	14
Light—Single Engine Helicopters:
AS350	17	—	17	4	25
AW119	13	—	13	7	16
	30	—	30

Total Helicopters	174	37	211		14
Fixed Wing	6	9	15
Unmanned Aerial Vehicles	2	2	4
Total Fleet	182	48	230
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
The following table presents our operating results and other statement of operations information for the Current Quarter and the Preceding Quarter (in thousands, except percentages):

	Three Months Ended		Favorable (Unfavorable)
	September 30, 2022	June 30, 2022
Revenues:
Operating revenues	$299,391	$294,148	$5,243	1.8%
Reimbursable revenues	7,879	7,589	290	3.8%
Total revenues	307,270	301,737	5,533	1.8%

Costs and expenses:
Operating expenses
Personnel	73,950	69,095	(4,855)	(7.0)%
Repairs and maintenance	67,547	66,510	(1,037)	(1.6)%
Insurance	4,606	3,966	(640)	(16.1)%
Fuel	29,606	30,118	512	1.7%
Leased-in equipment	23,387	23,758	371	1.6%
Other	32,327	31,054	(1,273)	(4.1)%
Total operating expenses	231,423	224,501	(6,922)	(3.1)%
Reimbursable expenses	7,673	7,287	(386)	(5.3)%
General and administrative expenses	41,146	40,159	(987)	(2.5)%
Merger and integration costs	291	368	77	20.9%
Depreciation and amortization expense	16,051	16,536	485	2.9%
Total costs and expenses	296,584	288,851	(7,733)	(2.7)%

Loss on impairment	—	(5,187)	5,187	nm
Gain (loss) on disposal of assets	3,368	(2,101)	5,469	nm
Earnings from unconsolidated affiliates, net	630	115	515	nm
Operating income	14,684	5,713	8,971	157.0%

Interest income	627	74	553	nm
Interest expense, net	(10,008)	(10,242)	234	2.3%
Reorganization items, net	(29)	(49)	20	40.8%
Other, net	11,343	16,750	(5,407)	(32.3)%
Total other income, net	1,933	6,533	(4,600)	(70.4)%
Income before income taxes	16,617	12,246	4,371	35.7%
Income tax expense	(116)	(8,231)	8,115	nm
Net income	16,501	4,015	12,486	nm
Net loss (income) attributable to noncontrolling interests	17	(28)	45	nm
Net income attributable to Bristow Group Inc.	$16,518	$3,987	$12,531	nm

Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the applicable periods (in thousands):

	Three Months Ended		Favorable (Unfavorable)
	September 30, 2022	June 30, 2022
Oil and gas services:
Europe	$87,867	$90,053	$(2,186)	(2.4)%
Americas	88,015	84,665	3,350	4.0%
Africa	21,194	20,362	832	4.1%
Total oil and gas services	$197,076	$195,080	$1,996	1.0%
Government services	69,908	70,107	(199)	(0.3)%
Fixed wing services	28,945	25,942	3,003	11.6%
Other services	3,462	3,019	443	14.7%
	$299,391	$294,148	$5,243	1.8%
Current Quarter compared to Preceding Quarter
Operating Revenues. Operating revenues were $5.2 million higher in the quarter ended September 30, 2022 (the “Current Quarter”) compared to the quarter ended June 30, 2022 (the “Preceding Quarter”).
Operating revenues from oil and gas services were $2.0 million higher in the Current Quarter.
Operating revenues from oil and gas services in the Americas region were $3.4 million higher in the Current Quarter primarily due to higher lease payments received from Cougar Helicopters Inc. (“Cougar”), which are recognized on a cash basis, of $4.0 million, higher utilization in the U.S. Gulf of Mexico (“GOM”) and Suriname of $2.2 million and $0.4 million, respectively, and higher fuel revenues of $0.3 million. These increases were partially offset by lower utilization in Trinidad, Brazil and Guyana of $2.1 million, $0.8 million and $0.6 million, respectively.
Operating revenues from oil and gas services in the Africa region were $0.8 million higher in the Current Quarter primarily due to higher utilization.
Operating revenues from oil and gas services in the Europe region were $2.2 million lower in the Current Quarter. Revenues in Norway were $5.3 million lower primarily due to lower utilization of $3.3 million, the weakening of the Norwegian krone relative to the U.S. dollar of $1.5 million and lower fuel revenues of $0.5 million. Revenues in the U.K. were $3.1 million higher primarily due to increased activity of $4.5 million and fuel revenues of $0.6 million, partially offset by the weakening of the British pound sterling (“GBP”) relative to the U.S. dollar of $2.0 million.
Operating revenues from government services were $0.2 million lower in the Current Quarter primarily due to the weakening of the GBP relative to the U.S. dollar of $4.0 million and lower activity of $0.2 million, partially offset by the acquisition of British International Helicopters Services (“BIH”) of $3.6 million and higher fuel revenues of $0.4 million.
Operating revenues from fixed wing services were $3.0 million higher in the Current Quarter primarily due to higher utilization.
Operating revenues from other services were $0.4 million higher primarily due to part sales.
Operating Expenses. Operating expenses were $6.9 million higher in the Current Quarter. Personnel costs were $4.9 million higher primarily due to seasonal personnel cost variations in Norway, namely a credit recognized in the Preceding Quarter, and an increase in headcount primarily related to the acquisition of BIH, partially offset by favorable foreign exchange rate impacts in the Europe region. Other operating costs were $1.3 million higher in the Current Quarter primarily due to fixed wing services in the Africa region and costs incurred due to the acquisition of BIH. Repairs and maintenance costs were $1.0 million higher primarily due to higher power-by-the-hour (“PBH”) expenses. Insurance costs were $0.6 million higher in the Current Quarter. These increases were partially offset by lower fuel costs of $0.5 million due to lower flight hours and lower leased-in equipment costs of $0.4 million.

General and Administrative. General and administrative expenses were $1.0 million higher in the Current Quarter primarily due to higher professional services fees.

Loss on Impairment. During the Preceding Quarter, the Company recognized a $5.2 million loss on impairment related to a PBH intangible asset write-off.

Gain (Loss) on Disposal of Assets. During the Current Quarter, the Company sold or otherwise disposed of three helicopters and other assets, resulting in a net gain of $3.4 million. During the Preceding Quarter, the Company recognized a loss on disposal of assets of $2.1 million from the sale of five helicopters.

Earnings from Unconsolidated Affiliates. During the Current Quarter, the Company recognized earnings of $0.6 million from unconsolidated affiliates compared to $0.1 million in the Preceding Quarter.

Other Income (Expense), net. Other income, net of $11.3 million in the Current Quarter resulted from foreign exchange gains of $10.2 million and a favorable interest adjustment to the Company’s pension liability of $1.1 million. Other income, net of $16.8 million in the Preceding Quarter resulted from foreign exchange gains of $14.0 million, government grants to fixed wing services of $2.5 million and a favorable interest adjustment to the Company’s pension liability of $0.2 million.

	Three Months Ended		Favorable (Unfavorable)
	September 30, 2022	June 30, 2022
Foreign currency gains	$10,199	$13,984	$(3,785)
Pension-related costs	1,053	216	837
Other	91	2,550	(2,459)
Other income, net	$11,343	$16,750	$(5,407)
Income Tax Expense. Income tax expense was $0.1 million in the Current Quarter compared to $8.2 million in the Preceding Quarter. The effective tax rate during the Current Quarter is lower than the U.S. statutory rate due to the mix of earnings, the impact of utilizing net operating losses in certain jurisdictions and the tax impact of foreign exchange losses.

Current Six Months compared to Prior Year Six Months
The following table presents our operating results and other statement of operations information for the six months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Six Months Ended September 30,		Favorable (Unfavorable)
	2022	2021
Revenues:
Operating revenues	$593,539	$578,471	$15,068	2.6%
Reimbursable revenues	15,468	23,715	(8,247)	(34.8)%
Total revenues	609,007	602,186	6,821	1.1%

Costs and expenses:
Operating expenses
Personnel	143,045	152,279	9,234	6.1%
Repairs and maintenance	134,057	123,124	(10,933)	(8.9)%
Insurance	8,572	12,868	4,296	33.4%
Fuel	59,724	33,747	(25,977)	(77.0)%
Leased-in equipment	47,145	53,050	5,905	11.1%
Other	63,381	58,203	(5,178)	(8.9)%
Total operating expenses	455,924	433,271	(22,653)	(5.2)%
Reimbursable expenses	14,960	23,302	8,342	35.8%
General and administrative expenses	81,305	76,453	(4,852)	(6.3)%
Merger and integration costs	659	2,382	1,723	72.3%
Restructuring costs	—	968	968	nm
Depreciation and amortization expense	32,587	40,839	8,252	20.2%
Total costs and expenses	585,435	577,215	(8,220)	(1.4)%

Loss on impairment	(5,187)	(24,835)	19,648	79.1%
Gain on disposal of assets	1,267	661	606	nm
Earnings (losses) from unconsolidated affiliates, net	745	(553)	1,298	nm
Operating income	20,397	244	20,153	nm

Interest income	701	108	593	nm
Interest expense, net	(20,250)	(21,050)	800	3.8%
Loss on extinguishment of debt	—	(124)	124	nm
Reorganization items, net	(78)	(549)	471	85.8%
Loss on sale of subsidiaries	—	(2,002)	2,002	nm
Other, net	28,093	21,514	6,579	30.6%
Total other income (expense), net	8,466	(2,103)	10,569	nm
Income (loss) before income taxes	28,863	(1,859)	30,722	nm
Income tax expense	(8,347)	(9,642)	1,295	13.4%
Net income (loss)	20,516	(11,501)	32,017	nm
Net (income) loss attributable to noncontrolling interests	(11)	79	(90)	nm
Net income (loss) attributable to Bristow Group Inc.	$20,505	$(11,422)	$31,927	nm

Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the applicable periods (in thousands):

	Six Months Ended September 30,		Favorable (Unfavorable)
	2022	2021
Oil and gas services:
Europe	$177,920	$193,320	$(15,400)	(8.0)%
Americas	172,680	159,399	13,281	8.3%
Africa	41,556	30,746	10,810	35.2%
Total oil and gas services	392,156	383,465	8,691	2.3%
Government services	140,015	140,184	(169)	(0.1)%
Fixed wing services	54,887	48,057	6,830	14.2%
Other services	6,481	6,765	(284)	(4.2)%
	$593,539	$578,471	$15,068	2.6%
Operating Revenues. Operating revenues were $15.1 million higher in the six months ended September 30, 2022 (the “Current Period”) compared to the six months ended September 30, 2021 (the "Prior Year Period").
Operating revenues from oil and gas services were $8.7 million higher in the Current Period.
Operating revenues from oil and gas services in the Americas region were $13.3 million higher in the Current Period primarily due to higher utilization in Suriname, Guyana, Brazil and the GOM of $5.4 million, $5.2 million, $4.7 million and $2.6 million, respectively, and higher fuel revenues of $4.6 million. These increases were partially offset by lower utilization in Trinidad and GOM SAR of $8.2 million and $0.3 million, respectively, lower lease payments received from Cougar of $0.5 million and the sale of our business in Colombia of $0.3 million.
Operating revenues from oil and gas services in the Africa region were $10.8 million higher primarily due to higher utilization.
Operating revenues from oil and gas services in the Europe region were $15.4 million lower in the Current Period. Revenues in the U.K. were $8.7 million lower primarily due to the weakening of the British pound sterling relative to the U.S. dollar. Revenues in Norway were $6.7 million lower primarily due to the weakening of the Norwegian krone relative to the U.S. dollar of $7.1 million and lower utilization of $6.1 million, partially offset by higher fuel revenues of $6.5 million.
Operating revenues from government services were $0.2 million lower in the Current Period primarily due to the weakening of the British pound sterling relative to the U.S. dollar of $16.8 million, partially offset by higher activity of $12.3 million, the acquisition of BIH of $3.6 million and fuel revenues of $0.7 million.
Operating revenues from fixed wing services were $6.8 million higher in the Current Period primarily due to higher utilization.
Operating revenues from other services were $0.3 million lower in the Current Period primarily due to lower part sales.
Operating Expenses. Operating expenses were $22.7 million higher in the Current Period. Fuel expense was $26.0 million higher primarily due to higher global fuel prices and increased flight hours. Repairs and maintenance costs were $10.9 million higher primarily due to higher PBH expenses related to an increase in activity and flight hour rates and higher inventory write-offs, partially offset by the timing of repairs. Other operating costs were $5.2 million higher in the Current Period primarily due to higher training costs and accommodation expenses related to Hurricane Ida. These increases were partially offset by lower personnel costs of $9.2 million primarily due to headcount reductions and favorable foreign exchange rate impacts in the Europe region. Leased-in equipment costs were $5.9 million lower due to aircraft lease returns. Insurance costs were $4.3 million lower primarily due to lower insurance deductibles related to Hurricane Ida and a decrease in premium rates following annual policy renewals.

General and Administrative. General and administrative expenses were $4.9 million higher primarily due to higher professional services fees.
Merger and Integration Costs. Merger and integration costs, which primarily consist of professional services fees and severance costs, were $1.7 million lower in the Current Period.
Restructuring Costs. During the Prior Year Period, restructuring costs were $1.0 million primarily due to severance costs.
Depreciation and Amortization. Depreciation and amortization expenses were $8.3 million lower in the Current Period primarily due to aircraft sales.
Loss on Impairment. During the Current Period, the Company recognized a $5.2 million loss on impairment related to a PBH intangible asset write-off. During the Prior Year Period, the Company recognized losses on impairment of $24.8 million consisting of $16.0 million related to Petroleum Air Services (“PAS”), $5.9 million in connection with certain helicopters held for sale and $2.9 million related to H225 helicopter parts inventory.
Gain on Disposal of Assets. During the Current Period, the Company recognized a net gain on disposal of assets of $1.3 million on the sale of seven aircraft and disposal of other assets. During the Prior Year Period, the Company sold nine aircraft and other equipment resulting in net gains of $0.7 million.
Earnings (losses) from Unconsolidated Affiliates, net. During the Current Period, the Company recognized earnings of $0.7 million from unconsolidated affiliates compared to losses of $0.6 million in the Prior Year Period.
Interest Income. During the Current Period, the Company recognized interest income of $0.7 million compared to $0.1 million in the Prior Year Period.
Interest Expense, net. Interest expense was $0.8 million lower in the Current Period primarily due to lower debt balances and capitalized interest.
Reorganization items, net. During the Current Period, the Company recognized losses related to reorganization items of $0.1 million compared $0.5 million in the Prior Year Period.
Loss on Sale of Subsidiaries. During the Prior Year Period, the Company recognized a loss of $2.0 million on the sale of its subsidiary in Colombia.
Other Income (Expense), net. Other income, net of $28.1 million in the Current Period resulted from foreign exchange gains of $24.2 million, government grants to fixed wing services of $2.5 million, and a favorable interest adjustment to the Company’s pension liability of $1.3 million. Other income, net of $21.5 million in the Prior Year Period was primarily due to a bankruptcy-related legal settlement of $9.0 million, government grants to fixed wing services of $5.4 million, insurance proceeds of $4.4 million, foreign exchange gains of $1.9 million and a favorable interest adjustment to the Company’s pension liability of $1.3 million.

	Six Months Ended September 30,		Favorable (Unfavorable)
	2022	2021
Foreign currency gains	$24,183	$1,859	$22,324
Pension-related costs	1,269	1,298	(29)
Other	2,641	18,357	(15,716)
Other, net	$28,093	$21,514	$6,579
Income Tax Benefit (Expense). Income tax expense was $8.3 million in the Current Period compared to $9.6 million in the Prior Year Period. The decrease in income tax expense in the Current Period is primarily related to changes in the blend of earnings, the tax impact of valuation allowances on the Company’s net operating losses, deductible business interest expense and the calculation of income tax estimates using the estimated annual effective tax rate method in the Current Period compared the actual year-to-date effective tax rate in the Prior Year Period.

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
Summary of Cash Flows

	Six Months Ended September 30,
	2022	2021
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$5,180	$73,194
Investing activities	(13,976)	(4,348)
Financing activities	(17,523)	(55,769)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(38,392)	(4,676)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(64,711)	$8,401
Operating Activities
During the Current Period, cash flows provided by operating activities were $5.2 million, which was $68.0 million lower than the Prior Year Period primarily due to payments on the PBH buy-in agreements of $31.2 million, an increase in cash taxes paid of $6.9 million, an increase in prepaid expenses and a decrease in accrued liabilities.
Investing Activities
During the Current Period, net cash used in investing activities was $14.0 million primarily consisting of:
•Capital expenditures of $18.1 million primarily related to deposit payments for aircraft, purchases of equipment and leasehold improvements, and
•Cash paid for the acquisition of BIH, net of cash received, of $12.6 million, partially offset by
•Proceeds of $16.7 million from the sale or disposal of aircraft and other assets.
During the Prior Year Period, net cash used in investing activities was $4.3 million primarily as follows:
•Capital expenditures of $17.3 million, and
•Cash transferred in the sale of a subsidiary in Colombia of $0.9 million, partially offset by
•Proceeds of $13.8 million from the sale or disposal of aircraft and other equipment.
Financing Activities
During the Current Period, net cash used in financing activities was $17.5 million primarily consisting of:
•Stock repurchases of $11.4 million,
•Net repayments of debt of $5.6 million related to the Lombard debt principal, and
•Payment on debt issuance costs of $0.5 million related to the refinancing of the ABL Facility.
During the Prior Year Period, net cash used in financing activities was $55.8 million primarily consisting of:
•Stock repurchases of $40.6 million,
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
Our long-term liquidity is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, debt service, capital expenditures and a reasonable return on investment. There continues to be uncertainty and unpredictability around the extent to which oil prices may adversely affect demand for our services, which in turn could affect our business and liquidity. As of September 30, 2022, we had $199.5 million of unrestricted cash and $51.7 million of remaining availability under our ABL Facility for total liquidity of $251.2 million.
Total principal debt balance as of September 30, 2022 was $503.7 million primarily comprised of the 6.875% Senior Notes due in March 2028 and two tranches of the Lombard Debt due in December 2023 and January 2024, respectively. We have the ability to fund capital expenditures with cash on hand and operating cash flows. However, to optimize capital structure, we plan to refinance the existing Lombard debt facilities on attractive terms and fund the balance of capital expenditures with operating cash flows. Aside from the Lombard debt, we have no near term debt maturities and believe our cash flows from operations and other sources of liquidity will continue to be sufficient in fulfilling our debt obligations.
As of September 30, 2022, approximately 30% of our total cash balance was held outside the U.S. and is generally used to meet the liquidity needs of our non-U.S. operations. Most of our cash held outside the U.S. could be repatriated to the U.S., and any such repatriation could be subject to additional taxes. If cash held by non-U.S. operations is required for funding operations in the U.S., we may make a provision for additional taxes in connection with repatriating this cash, which is not expected to have a significant impact on our results of operations.
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
As of September 30, 2022, we had unfunded capital commitments of $71.3 million, consisting primarily of agreements to purchase helicopters, including three AW189 heavy helicopters and five AW169 light twin helicopters. The AW189 helicopters are scheduled for delivery in fiscal years 2023 through 2025. Delivery dates for the AW169 helicopters have yet to be determined. In addition, we had outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery in fiscal years 2024 through 2026.
As of September 30, 2022, $59.5 million of our capital commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability other than aggregate liquidated damages of approximately $1.9 million. If we do not exercise our rights to cancel these capital commitments, we expect to finance the remaining acquisition costs for these helicopters through a combination of cash on hand, cash provided by operating activities, asset sales and financing options.

Lease Obligations
From time to time we may, under favorable market conditions and when necessary, enter into opportunistic aircraft lease agreements in support of our global operations.
We have non-cancelable operating leases in connection with the lease of certain equipment, including leases for aircraft, and land and facilities used in our operations. The related lease agreements, which range from non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and can also include renewal options. As of September 30, 2022, aggregate future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year were as follows (in thousands):

	Aircraft	Other	Total

2023(1)	37,339	6,529	$43,868
2024	66,309	10,302	76,611
2025	50,603	8,324	58,927
2026	23,461	7,003	30,464
2027	13,807	5,317	19,124
Thereafter	22,749	14,075	36,824
	$214,268	$51,550	$265,818
____________________
(1)Reflects the amounts for the remaining six months of the fiscal year ending March 31, 2023.
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

	September 30, 2022	March 31, 2022
Current assets	$918,848	$825,344
Non-current assets	$2,092,998	$2,048,480
Current liabilities	$645,571	$536,662
Non-current liabilities	$802,961	$784,466

	September 30, 2022
Total revenues	$112,631
Operating expense	$18,991
Net income	$16,915
Net income attributable to Bristow Group Inc.	$16,900
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
Item 4.    Controls and Procedures.
With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated, with reasonable assurance, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.
During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our exposure to foreign currency exchange risk may increase due to a portion of our revenues being denominated in foreign currencies while associated costs are denominated in the U.S. dollar.
Some of our contracts to provide services internationally provide for payment in foreign currencies. Our revenues denominated in foreign currencies expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Further, our foreign exchange rate risk may increase if our revenues are denominated in a currency different from the associated costs. For example, our largest foreign currency exchange exposure is to the British pound sterling, and the majority of our revenues and expenses from our U.K. operations are in British pound sterling. The weakening of the British pound sterling against the U.S. dollar could adversely impact our financial results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the three months ended September 30, 2022:

	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Stock that May Yet be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	267,419	$23.41	267,419	$14,999,309
August 1, 2022 - August 31, 2022	13,813	$26.41	—	$40,000,000
September 1, 2022 - September 30, 2022	—	$—	—	$40,000,000
___________________________
(1)Reflects 13,813 shares purchased in connection with the surrender of stock by employees to satisfy certain tax withholding obligations. These repurchases are not a part of our publicly announced program and do not affect our Board-approved stock repurchase program.
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
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Effective as of October 20, 2022, the Board, upon recommendation of the Compensation Committee of the Board (the “Committee”), approved and adopted the Bristow Group Inc. Senior Executive Severance Plan (the “Severance Plan”). The

Severance Plan provides severance benefits to eligible employees, including our Named Executive Officers, whose employment is terminated by the Company without “cause” or by the participant for “good reason” (as such terms are defined in the Severance Plan) (in either case, a “Qualifying Termination”).
Upon a Qualifying Termination not in connection with a “change in control” (as such term is defined in the Severance Plan), a participant will be eligible to receive the following benefits: (a) cash payments equal to annual base salary (two times annual base salary for the Company’s Chief Executive Officer); (b) pro-rata target bonus for the year of termination; (c) cash payments equal to COBRA premiums for six months (18 months for the Company’s Chief Executive Officer or any “Tier 2 Participant” (as such term is defined in the Severance Plan)); and (d) outplacement services not to exceed $25,000.
Upon a Qualifying Termination during a “change in control protection period” (as such term is defined in the Severance Plan), a participant will be eligible to receive the following benefits: (a) a lump sum cash payment equal to 1.5 times the sum of annual base salary and target annual bonus (three times for the Company’s Chief Executive Officer); (b) pro-rata target bonus for the year of termination; (c) a lump sum cash payment equal to COBRA premiums for 18 months; and (d) outplacement services not to exceed $25,000.
In order to receive severance payments, the participant must execute a general release of claims in favor of the Company. As a condition to participation in the Severance Plan, all participants are subject to confidentiality obligations, as well as non-solicitation and noncompetition restrictions during their employment with the Company and (i) in the event of a Qualifying Termination not in connection with a change in control, for 12 months thereafter, and (ii) in the event of a Qualifying Termination during a change in control protection period, for 18 months thereafter (24 months for the Company’s Chief Executive Officer).
In the event that any payment or benefit due to an employee would be subject to the excise tax under Section 4999 of the Internal Revenue Code (the “Code”), based on such payments being classified as “excess parachute payments” under Section 280G of the Code, then the amounts payable to such employee will be reduced to the maximum amount that does not trigger the excise tax, unless the applicable employee would be better off (on an after-tax basis) receiving all such payments and benefits and paying all applicable income and excise tax thereon.
The Board may amend or terminate the Severance Plan at any time, but no such action may be adverse to the interests of any participant (without the consent of the participant) during the two-year period following a change in control or during the pendency of a “potential change in control” (as such term is defined in the Severance Plan), or during the two-year period following adoption of the Severance Plan.
The foregoing summary of the Severance Plan is qualified in its entirety by reference to the Severance Plan filed herewith as Exhibit 10.1.

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

10.1	Bristow Group Inc. Senior Executive Severance Plan
31.1**	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.
31.2**	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant.
32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document.
†	Compensatory Plan or Arrangement.
*	Filed herewith.
**	Furnished herewith.

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
DATE: November 2, 2022