Form 10-KT
period 2022-12-31
Bristow Group Inc.
filed 2023-03-09
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-KT
________________________________________
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
OR

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from March 31, 2022 to December 31, 2022

Commission File Number	001-35701
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware		72-1455213
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

3151 Briarpark Drive, Suite 700
Houston,	Texas	77042
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s telephone number, including area code:
(713) 267-7600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	VTOL	NYSE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☑  No
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☑  No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☑	☐	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2022 was $553,942,958. The total number of shares of common stock, par value $0.01 per share, outstanding as of March 2, 2023 was 28,012,406. The Registrant has no other class of common stock outstanding.

BRISTOW GROUP INC.
FORM 10-KT

Item 15.	Exhibits and Financial Statement Schedules	62

Item 16.	Form 10-K Summary	64

FORWARD-LOOKING STATEMENTS
This Transition Report on Form 10-KT includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements about our future business, strategy, operations, capabilities and results; financial projections; plans and objectives of our management; expected actions by us and by third parties, including our customers, competitors, vendors and regulators, and other matters. Some of the forward-looking statements can be identified by the use of words such as “believes”, “belief”, “forecasts”, “expects”, “plans”, “anticipates”, “intends”, “projects”, “estimates”, “may”, “might”, “will”, “would”, “could”, “should” or other similar words; however, all statements in this Transition Report on Form 10-KT, other than statements of historical fact or historical financial results, are forward-looking statements.
Our forward-looking statements reflect our views and assumptions on the date we are filing this Transition Report on Form 10-KT regarding future events and operating performance. We believe that they are reasonable, but they involve significant known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks, uncertainties and factors that could cause or contribute to such differences, include, but are not limited to, those discussed in this Transition Report on Form 10-KT, and in particular, the risks discussed in Part I, Item 1A, “Risk Factors” of this report and those discussed in other documents we file with the SEC. Accordingly, you should not put undue reliance on any forward-looking statements.
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
•public health crises, such as pandemics (including COVID-19) and epidemics, and any related government policies and actions;
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
•the possibility that portions of our fleet may be grounded for extended periods of time or indefinitely (including due to severe weather events);
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
The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. All forward-looking statements in this Transition Report on Form 10-KT are qualified by these cautionary statements and are only made as of the date of this Transition Report. The forward-looking statements in this Transition Report on Form 10-KT should be evaluated together with the many uncertainties that affect our businesses, particularly those discussed in greater detail in Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Transition Report on Form 10-KT.
We disclaim any obligation or undertaking, other than as required by law, to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS
Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us” and the “Company” refer to Bristow Group Inc. and its consolidated subsidiaries. Bristow Group Inc. was incorporated in 1999 in Delaware. References herein to “Old Bristow” refer to the entity formerly known as Bristow Group Inc. and now known as Bristow Holdings U.S. Inc., together with its subsidiaries prior to the consummation of the merger between Era Group, Inc. and Bristow Group Inc. on June 11, 2020 (the “Merger”). References herein to “Era” refer to the entity formerly known as Era Group Inc. and which was renamed to Bristow Group Inc. in connection with the consummation of the Merger. See Note 2 to our Consolidated Financial Statements for further information on the Merger. Our common stock, par value $0.01 per share (the “Common Stock”), is traded on the New York Stock Exchange (“NYSE”) under the symbol “VTOL”. Bristow Group’s principal executive office is located at 3151 Briarpark Drive, Suite 700, Houston, Texas 77042, and our telephone number is (713) 267-7600. Our website address is www.bristowgroup.com. The reference to our website is not intended to incorporate the information on the website into this Transition Report on Form 10-KT.
General
Bristow Group Inc. is the leading global provider of innovative and sustainable vertical flight solutions. We primarily provide aviation services to a broad base of offshore energy companies and government entities. Our aviation services include personnel transportation, search and rescue (“SAR”), medevac, fixed wing transportation, unmanned systems and ad-hoc helicopter services. Our energy customers charter our helicopters primarily to transport personnel to, from and between onshore bases and offshore production platforms, drilling rigs and other installations.
Our core business of providing aviation services to leading global energy companies and government entities provides us with geographic and customer diversity which helps mitigate risks associated with a single market or customer. We currently have customers in Australia, Brazil, Canada, Chile, the Dutch Caribbean, the Falkland Islands, Guyana, India, Mexico, the Netherlands, Nigeria, Norway, Spain, Suriname, Trinidad, the United Kingdom (“U.K.”) and the United States (“U.S.”).
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
Change in Fiscal Year End
In August 2022, our Board of Directors (the “Board”) approved a change in the fiscal year end of the Company from March 31st to December 31st. As a result of this change, we are filing this Transition Report on Form 10-KT for the nine-month transition period ended December 31, 2022. The change in fiscal year end is applied on a prospective basis and does not adjust operating results for prior periods. References to our previous fiscal years mean the fiscal years ending on March 31st. The Company’s fiscal year 2023 commenced on January 1, 2023. References herein to “Transition Period” refer to the nine-month period ended December 31, 2022.
Segment, Markets and Seasonality
Aviation services, the single segment in which we conduct our business, is deployed from four regions: Europe, Americas, Africa and Asia Pacific. The current principal markets for our aviation services are in Australia, Brazil, the Dutch Caribbean, the Falkland Islands, the Netherlands, Nigeria, Norway, Suriname, Trinidad, the U.K and the U.S. Gulf of Mexico. In addition, we currently have customers in Canada, Chile, Guyana, India, Mexico and Spain.
Global demand for helicopters in support of offshore energy services is affected by offshore exploration and production. The activity levels are affected by prevailing and anticipated oil and gas prices and price volatility, all of which influence capital spending decisions by our customers. Historically, the prices for oil and gas and, consequently, the level of activity in the offshore energy industry, have been volatile and subject to a variety of factors beyond our control, including but not limited to customer assessments of offshore drilling prospects compared with land-based opportunities, including oil sands and shale formations; customer assessments of cost, geological opportunity and political stability in host countries; worldwide supply of and demand for oil and natural gas; the price and availability of alternative fuels; the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing; the level of production of non-OPEC countries; the relative exchange rates for the U.S. dollar; and various U.S. and international government policies regarding exploration and development of oil and gas reserves.
Today, we generate a majority of our operating revenues from contracts supporting our energy customers’ offshore production operations, which have long-term transportation requirements. Production activities are typically less cyclical than exploration and development activities. Production platforms remain in place over the long-term and are relatively unaffected by economic cycles, as the marginal cost of operation is low. The remainder of our offshore energy revenues primarily come from transporting personnel to, from and between offshore drilling rigs. Deepwater activity continues to be a significant segment of the global offshore energy markets and typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the energy companies using relatively conservative assumptions relating to oil and gas prices.
Global demand for helicopters in support of government services, such as SAR, is subject to a nation’s willingness to outsource such services and capital spending decisions.
For the nine months ended December 31, 2022, approximately 66% of our total operating revenues were derived from offshore energy services, including emergency response services, provided to customers primarily engaged in offshore exploration, development and production activities. Accordingly, our results of operations are, to a large extent, tied to the level of offshore exploration, development and production activity by energy companies. In the nine months ended December 31, 2022, approximately 24% of our total operating revenues were derived from government services, and approximately 10% were derived from fixed wing and other services.
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
U.K. Markets. We provide offshore aviation services to a number of energy companies operating in the U.K. region of the North Sea. We also provide emergency response services through the U.K. SAR contract (“UKSAR”) with the Department of Transport (“DfT”) servicing the public sector SAR needs for all of the U.K. on behalf of the Maritime and Coastguard Agency (the “MCA”), and together with the Dft, (the “Department”), an executive agency of the Department for Transport in the U.K. In July 2022, we were awarded a £1.6 billion, 10-year contract for the Second-Generation Search and Rescue Aviation ("UKSAR2G", and together with UKSAR, the “U.K. SAR Contract”) program by the MCA and will transition to the new contract beginning September 30, 2024 through December 31, 2026. We also own a controlling stake in the Humberside Airport in Kirmington, United Kingdom (the “Humberside Airport”) where we conduct certain of our SAR operations. Additionally, upon the completion of our acquisition of British International Helicopter Services Limited ("BIH") on August 2, 2022, we integrated BIH into our U.K. operations which includes SAR and support helicopter services for the U.K. Ministry of Defence (“MOD”) with operations in the Falkland Islands and delivering Fleet Operational Sea Training (“FOST”) helicopter support for the Royal Navy in the U.K.
Norway. We provide offshore aviation services to a number of energy companies operating in the Norwegian North Sea.
Netherlands. In November 2022, we commenced operations on the 10-year government SAR helicopter contract for the Netherlands Defense Materiel Organization (“DMO”). Beyond responding to emergencies, the SAR teams tasked by the Joint Rescue Coordination Centre in Den Helder will also support the Netherlands Coastguard with other duties, such as the aftermath of disasters, incidents, and transporting the Maritime Incident Response Group.

Americas
We are one of the largest providers of vertical flight services in North America and in a number of Latin American countries. Our operations in the U.S. are subject to seasonality where fewer hours of daylight in the winter months may result in fewer flight hours.
U.S. Markets. We are one of the largest providers of aviation services in the U.S. Gulf of Mexico, which is a major offshore energy exploration, development and production region and one of the largest offshore energy aviation markets in the world. Our customer base in the U.S. Gulf of Mexico consists primarily of international, independent and major integrated energy companies and the U.S. government. In general, the months of December through February in the U.S. Gulf of Mexico have more days of adverse weather conditions than the other months of the year. Additionally, June through November is tropical storm season in the U.S. Gulf of Mexico. During a tropical storm, we are unable to operate in the area of the storm, however, flight activity may increase immediately before and after a storm due to the evacuation and return of offshore workers.
Brazil. Brazil has one of the largest deepwater offshore exploration, development and production areas in the world. We currently operate from a network of bases strategically located in Brazil providing aviation services to offshore platforms.
The Dutch Caribbean. In 2022, we were awarded a government contract to provide SAR services in the Dutch Antilles.
Trinidad. For over a century, Trinidad has had considerable energy exploration activity on land and in shallow waters. We provide offshore aviation services to our customers in the region.
Latin America, Other. In addition to our operations in Brazil, we operate helicopters in Guyana and Suriname. We also lease helicopters and provide technical support to air operators in Chile and Mexico.
Canada. We own a 25% voting interest and a 40% economic interest in Cougar Helicopters Inc. (“Cougar”), a major offshore helicopter services provider in Canada. Cougar’s operations are primarily focused on serving the offshore energy industry off Canada’s Atlantic coast and in the Arctic.
Africa
Nigeria. We provide aviation services to the offshore energy industry in Nigeria where the market place for our services is predominantly concentrated in the oil rich shallow waters of the Niger Delta area and in support of deepwater exploration. We also provide fixed wing services in the Africa region offering end-to-end transportation services principally for energy industry customers. Operations in Nigeria are subject to seasonality as the Harmattan, a dry and dusty trade wind, blows between the end of December and the middle of February. At times when the heavy amount of dust in the air severely limits visibility, our aircraft are unable to operate.
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
India. We lease helicopters and provide technical support to an operator serving the offshore energy industry and other aviation markets in India.

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
•Medium helicopters, which have twin engines, typical passenger capacity of 12, and approximately 450 mile range, are primarily used to support the offshore energy industry, SAR operations, utility services and corporate uses, among other missions.
•Light helicopters, which may have single or twin engines, typical passenger capacity of four to seven, and approximately 300-325 mile range, are used to support a wide range of activities, including the offshore energy industry, utility services and corporate uses, among other missions.
The following table identifies the types of aircraft that comprise our fleet and the number of those aircraft in our fleet as of December 31, 2022.

	Number of Aircraft
Type	Owned Aircraft	Leased Aircraft	Consolidated Aircraft	Maximum Passenger Capacity	Average Age (years)(1)
Heavy Helicopters:
S92	38	29	67	19	13
AW189	18	3	21	16	7
S61	2	1	3	19	51
	58	33	91
Medium Helicopters:
AW139	49	4	53	12	12
S76 D/C++/C+	22	—	22	12	13
AS365	1	—	1	12	33
	72	4	76
Light—Twin Engine Helicopters:
AW109	4	—	4	7	16
EC135	9	1	10	6	13
	13	1	14
Light—Single Engine Helicopters:
AS350	15	—	15	4	24
AW119	13	—	13	7	16
	28	—	28

Total Helicopters	171	38	209		14
Fixed Wing	8	6	14
Unmanned Aerial Vehicles (“UAV”)	2	2	4
Total Fleet	181	46	227
______________________
(1)Reflects the average age of helicopters that are owned.

The chart below presents the number of aircraft in our fleet as of December 31, 2022, and their distribution among the regions in which we operate, the number of helicopters we had on order and the percentage of operating revenues for each of our regions provided for the nine months ended December 31, 2022.

	Percentage of Operating Revenues	Helicopters				UAV	Fixed Wing
		Heavy	Medium	Light Twin	Light Single			Total (1)
Europe	53%	62	8	—	3	4	—	77
Americas	31%	25	51	13	25	—	—	114
Asia Pacific	7%	—	2	—	—	—	12	14
Africa	9%	4	15	1	—	—	2	22
Total	100%	91	76	14	28	4	14	227
Aircraft not currently in fleet:
On order		2	—	5	—	—	—	7
Under construction		—	6	—	—	—	—	6
_____________
(1)Includes 46 leased aircraft as follows:

	Leased Aircraft in Consolidated Fleet
	Helicopters				UAV	Fixed Wing
	Heavy	Medium	Light Twin	Light Single			Total
Europe	28	1	—	—	2	—	31
Americas	5	2	—	—	—	—	7
Asia Pacific	—	—	—	—	—	4	4
Africa	—	1	1	—	—	2	4
Total	33	4	1	—	2	6	46

The management of our fleet involves a careful evaluation of the expected demand for helicopter services across global markets and the types of helicopters needed to meet this demand. As offshore energy exploration, development and production moves to deeper water, more heavy and medium helicopters and newer technology helicopters may be required. Heavy and medium helicopters fly longer distances at higher speeds and can carry heavier payloads than light helicopters and are usually equipped with sophisticated avionics permitting them to operate in more demanding weather conditions and difficult climates. Heavy and medium helicopters are most commonly used for crew changes on large offshore production facilities and drilling rigs servicing the offshore energy industry and for SAR operations. See “Item 2. Properties” in this Transition Report on Form 10-KT for discussion on our bases and operating facilities.
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
As of December 31, 2022, we had aircraft in 17 different countries under 11 AOCs.
Customers and Contractual Arrangements
Our principal customers in the markets in which we operate are offshore energy companies and government agencies. During the nine months ended December 31, 2022, our top ten customers accounted for approximately 61% of operating revenues, and the combined revenues from the three largest customers accounted for 34% of our operating revenues.

We contract the majority of our helicopters primarily through master service agreements, subscription agreements, day-to-day contract arrangements, fixed-term noncancellable contracts and dry-leases. Master service agreements and subscription agreements typically require a fixed monthly fee plus incremental payments based on flight hours flown. These agreements have fixed terms ranging from one month to ten years and generally may, depending on the contract, be cancelled with or without penalty upon 30-365 days’ notice and may also include escalation provisions allowing annual rate increases. Customarily, these contracts do not commit our customers to acquire specific amounts of services or minimum flight hours and permit our customers to decrease the number of helicopters under contract with a corresponding decrease in the fixed monthly payments without penalty. Day-to-day charter arrangements require either a rate for each hour flown with a minimum number of hours to be charged or a daily fixed fee plus an hourly rate based on hours flown.
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
Environmental, Social and Governance
Bristow’s vision is to lead the world in innovative and sustainable vertical flight solutions, and we are committed to leading responsibly. Along with our commitment to safe and reliable operations, we have a sustainability program that focuses on environmental responsibility through daily practices as further described in the following sections. Our Environmental, Social, and Governance Committee of the Board of Directors (the “ESG Committee”) oversees our sustainability initiatives, which include, but are not limited to, prioritizing efforts to reduce our environmental footprint, increasing transparency for our stakeholders, and ensuring our social responsibility program continues to provide value for our employees and the community.
Bristow seeks to play a positive role in the communities where we operate by conducting our operations in a way that respects the environment and surrounding communities. Through Bristow Uplift, our social responsibility program, we invest resources and partner with local communities, charities, and non-profit organizations to develop, support and implement targeted and sustainable social responsibility initiatives with the goal of building strong community relationships that will have a positive impact on our communities and create long-term value for our business.
Environmental Initiatives — Bristow was one of the first vertical lift operators in the U.K. to obtain International Organization for Standards (“ISO”) 14001 certification, which certifies that our U.K. operations have an environmental management system in place that monitors, manages, and delivers continuous improvement to systems and procedures at our bases of operations. Our Brazil operations also passed an ISO 14001 audit continuing their certification that was initially obtained in 2018 and as of 2022, our corporate office had also obtained an ISO 14001 certification. We also have undertaken proactive measures to reduce aircraft emissions and reduce the environmental impact of our operations by monitoring operational practices to reduce our time running the aircraft on the ground, utilizing a fleet of efficient and regularly maintained aircraft supported by current technologies, such as flight planning software for payload management, and by partnering with our customers to maximize seat utilization, thus reducing the number of flights required. We are actively developing a forward-looking strategy to improve the efficiency of our fleet and help make sure it is aligned with customer contract terms. On the ground, we initiated the process of replacing inefficient, older support vehicles with electric vehicles (EVs) where available. Additionally, we encourage and assist our engine manufacturers, aircraft manufacturers, our customers and other stakeholders to be early and leading adopters of sustainable aviation fuels (“SAF”) as we encourage wider availability of these alternative fuels by our fuel suppliers. We have successfully flown limited sets of SAF-powered flights for our energy and SAR businesses in the the North Sea. We have also partnered with manufacturers to assist with the development of electric vertical takeoff and landing and short takeoff and landing aircraft, collectively known as Advanced Air Mobility (“AAM”). AAM is a new aviation system that is primarily powered by hybrid and/or electric propulsion systems and is expected to help reduce emissions when it begins to replace certain classes of aircraft.
Bristow Uplift — The Bristow Uplift charitable pillars are organized into five categories: Education, the Underserved, Health and Wellness, Diversity, and Sustainability. Through the Bristow Uplift program, we seek to make positive impacts in our local communities through social investment in these five categories. Bristow also matches certain employee donations to philanthropic organizations around the world. Through these efforts, we support building strong community relationships through the causes that are most important to our employees, ultimately creating long-term value for our business.
Human Rights — Through our Code of Business Integrity (“COBI”), we have committed to upholding the principles of the United Nations Universal Declaration of Human Rights and standards such as nondiscriminatory treatment, voluntary employment, freedom of association, minimum wage, anti-harassment, prohibiting forced or child labor, and maintaining a healthy and safe work environment. We have adopted an Antislavery and Human Trafficking Policy that is applicable to our employees. The policy prohibits any use of slavery or human trafficking in Bristow’s supply chain, and as a condition of doing business with Bristow, we require all suppliers of aircraft, parts, and components to agree to comply with the Antislavery and Human Trafficking Policy and our broader COBI.
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
Technology and Standards — Bristow’s fleet is configured with the latest safety equipment, including Traffic Collision Avoidance Systems (TCAS), Enhanced Ground Proximity Warning Systems (EGPWS) or Helicopter Terrain Awareness and Warning Systems (HTAWS), Automatic Dependent Surveillance- Broadcast (ABS-B), Helicopter Flight Data Monitoring Systems (HFDM), Health and Usage Monitoring Systems (HUMS), satellite communication and flight following systems, and forward facing tail cameras. Bristow maintains a globally aligned safety information system called BeSAFE across our Offshore Energy and Government Services businesses. The Corporate Environmental Management System (“EMS”) obtained ISO14001:2015 certification during the year.

Systems and Processes — Our safety, legal, and compliance departments oversee our adherence with government regulations, customer safety requirements and safety standards within our organization, the standardization of our base operating procedures and the proper training of our employees. A key to maintaining our strong safety record is developing and retaining highly qualified, experienced, and well-trained employees. We conduct extensive safety training on an ongoing basis and develop, implement, monitor, and continuously improve our safety management system to proactively manage risk and support the physical safety and mental wellness of our employees. Additionally, we have implemented supporting safety programs that include, among many other features, (i) transition and recurrent training using full-motion flight simulators and other flight training devices, (ii) a Federal Aviation Administration (“FAA”) approved flight data monitoring program (“FDM”) and (iii) health and usage monitoring systems (“HUMS”), which automatically monitor and report on vibrations and other anomalies on key components of certain helicopters in our fleet.
Culture — We have a strong safety culture committed to zero accidents and zero harm. Our safety culture and the implementation of our safety program, “Target Zero” is modeled and owned by each employee and led by our President and Chief Executive Officer, who is responsible for setting the tone at the top. Under COBI, all employees are empowered, and actively encouraged by management, to challenge unsafe acts and conditions, including by exercising his or her “STOP WORK” authority, and participate in safety improvements by the Company. This culture is further exemplified by our status as a founding member of HeliOffshore, an organization dedicated to collaboration across the offshore helicopter industry to improve safety around the world.
Human Capital Management
With over seven decades of operations, we are one of the largest and longest-serving helicopter operators in the world, with a reputation for operational excellence. Our employees are some of the most highly regarded experts in vertical flight solutions. We strive to prepare our employees for success through training, competitive benefits packages, and career development. Our success depends on our ability to attract and retain our pilots and mechanics. The competition for pilots and mechanics is competitive, and we compete with major Part 121 air carriers and the emergency air medical industry to attract and retain such talent. We believe the best way to attract and retain top talent is to invest in our people through creating safe work environments, employee training and multi-level engagement to support their success. We seek qualified candidates who are aligned with our commitment to safety and other core values of integrity, passion, teamwork and progress. Our areas of focus for human capital management are:
Health and Safety — Safety is our number one core value and highest operational priority. Our pilots, maintenance technicians and support personnel are committed to our mission to provide safe, efficient and reliable aviation services. We initiated our industry-leading safety program, Target Zero, and are one of the founding members of HeliOffshore, an organization dedicated to collaboration across the offshore helicopter industry to improve safety around the world.
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
Training and Development — We are committed to elevating our employees. All of our employees are required to take periodic trainings that promote the commitment to our core values: safety, integrity, passion, teamwork and progress. Our pilots and mechanics are required to take the latest trainings to ensure they are equipped to operate our aircraft with the best knowledge and experience. Our licensed professionals are afforded the opportunity for continuing education in their fields of expertise.
Diversity and Inclusion — We are committed to attracting and retaining high-performing employees through a diverse talent base and evaluating and promoting throughout our organization based on skills and performance. This is reinforced through our policy under our COBI to provide equal opportunity for everyone in recruiting, hiring, developing, promoting and compensating without regard to race, color, religion, sex, sexual orientation, national origin, citizenship, age, marital status, veteran status or disability. Further, we have taken various steps to support our commitment to diversity including requiring all employees to undertake annual unconscious bias and inclusivity training and working to expand our diverse talent pool. Our workforce is represented by approximately 41 nationalities globally, approximately 23% of our U.S. employees are veterans and approximately 19% of our workforce are women, with 37% serving in management level roles and with half of our executive management team represented by women. In addition, our workforce includes racial and ethnic diversity across our global operations.
Compensation and Benefits — We offer competitive market-based compensation and benefits for the markets in which we operate. Competitive programs are critical to the well-being of our employees and their families, as well as retention and business continuity. Global benefit offerings include major medical, life, retirement/pension, employee well-being support akin to employee assistance programs in addition to local offerings that vary by country market.
As of December 31, 2022, we employed 3,138 individuals, including 808 pilots and 804 mechanics. We consider our relations with our employees to be good.
As of December 31, 2022, approximately 56% of our employees were covered by union or other collective bargaining agreements. Negotiations over annual salary or other labor matters could result in higher personnel or other costs or increased operational restrictions or disruptions. Furthermore, a failure to reach an agreement on certain key issues could result in strikes, lockouts or other work stoppages.

The following table sets forth our main employee groups and status of the collective bargaining agreements:

Country	Employee Group	Representatives	Status of Agreement	Approximate Number of Employees Covered by Agreement as of December 31, 2022
Australia	Airnorth Pilots	Airnorth Pilots	Agreement expired in June 2006. Currently rolled over annually	40
Brazil	Brazil Pilots	National Aeronaut Union (SNA)	Agreement expired in November 2022	68
Brazil	Brazil Engineers and Employees in Rio de Janeiro (administrative and management)	Employee’s Union of the Air Service of Rio de Janeiro (SIMARJ)	Agreement expires in November 2023	62
Brazil	Brazil Employees Air Service in Cabo Frio Airport (admin, general maintenance, ground support, management)	National Union of Air Service Employees (SNAV)	Agreement expires in November 2023	62
Nigeria	Nigeria Junior and Senior Staff	National Union of Air Transport Employee (NUATE)s; Air Transport Services Senior Staff Association of Nigeria (ATSSSAN)	Agreements expire in March 2024	17
Nigeria	Nigeria Pilots and Engineers	Nigerian Association of Airline Pilots and Engineers	Agreement expires in November 2024	67
Norway	Bristow Norway Engineers	Bristow Norge Teknisk Forening (BNTF)	Agreement expires in September 2023	123
Norway	Bristow Norway Pilots	Bristow Norway Rygerforening (BNF)	Agreement expires in September 2024	159
Norway	Bristow Norway Administration	Bristow Norway Teknisk Adminitrativ Forening (BNTAF)	Agreement expires in September 2023	44
Norway	Bristow Norway Rescuemen	Bristow Norway Redningsmenn (BNR)	Agreement expires in September 2024	14
Norway	Bristow Norway Traffic Ops	Bristow Norway Operations (BNO)	Agreement expired in April 2022	40
Trinidad	Trinidad Fitters and Handlers	Oilfield Workers’ Trade Union (OWTU)	Agreement expired in May 2022	31
U.K.	U.K. Pilots, and Technical Crew	British Airline Pilots Association (BALPA)	Agreement expires in March 2023	343
U.K.	U.K. Engineers and Staff	UNITE	Agreement expires in March 2025	518
U.K.	Humberside Airport Staff	UNITE/Unison	Agreement expires in May 2023	121

Government Regulation
Regulatory Matters
Globally, our operations are subject to significant regulations and international treaties and conventions. These regulations apply in jurisdictions where we operate our equipment or where the equipment is registered or operated. Our results of operations and financial condition are dependent upon our ability to maintain compliance with all such applicable laws, regulations, treaties and conventions.
United Kingdom
Our operations in the U.K. are subject to the Civil Aviation Act 1982 and other similar English statutes and regulations. We carry persons and property in our aircraft pursuant to an operating license and route license issued by the Civil Aviation Authority (the “CAA”). The holder of an operating license must meet the criteria of Regulation (EC) 1008/2008, as amended and incorporated into U.K. law by the Operation of Air Services (Amendment etc.) (EU Exit) Regulations. These criteria include, inter alia, an air carrier’s financial fitness, the adequacy of its insurance, and the fitness of the persons who will manage the air carrier. To operate under our route license, the company through which we conduct operations in the U.K., our subsidiary Bristow Helicopters Limited (“BHL”), must be majority owned and controlled by U.K. nationals.
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
We are subject to the U.K. Bribery Act, which creates criminal offenses for bribery and failing to prevent bribery. We must also abide by the Corporate Criminal Offense rules for failure to prevent the facilitation of tax evasion pursuant to the Criminal Finances Act 2017, which imposes criminal liability on a company where it has failed to prevent the criminal facilitation of tax evasion by a person associated with us.
We are obligated to comply with U.K. and Export Controls and Economic Sanctions regulations that may restrict the export of designated items to certain persons or destinations. A variety of penalties, both criminal and civil, may be imposed for breaches of these regulations.
Norway
Our operations in Norway are subject to E.U. statutes and regulations, as Norway is a member of the European Economic Area (EEA) and signatory to the European Common Aviation Area Agreement (ECAA). We carry persons and property in our aircraft pursuant to an operating license issued by the Norwegian Civil Aviation Authority. The holder of an operating license must meet the ownership and control requirements criteria of Regulation (EC) 1008/2008, as amended and incorporated into Norwegian law. The company through which we conduct operations in Norway must be majority owned and controlled by E.U. nationals.
United States
As a certified air carrier, our U.S. operations are subject to regulations under the Federal Aviation Act, regulations of the Department of Transportation (“DOT”) and other laws. We carry persons and property in our helicopters under an Air Taxi Certificate granted by the FAA. The FAA regulates our U.S. flight operations and, in this respect, exercises jurisdiction over personnel, aircraft, ground facilities and certain technical aspects of our operations. The DOT can review our economic fitness to continue our operations at any time or a substantial change occurs to our management, ownership or capital structure, among other things. The National Transportation Safety Board is authorized to investigate any aircraft accidents and to recommend improved safety standards. Our U.S. operations are also subject to the Federal Communications Act of 1934, because we use radio facilities in our operations.
Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the FAA and the FAA has issued an operating certificate to the operator. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. An operating certificate may be granted only to a citizen of the U.S. For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. if no less than 75% of its voting interests are owned or controlled by U.S. citizens, its president is a U.S. citizen, two-thirds or more of the directors are U.S. citizens and it is under the actual control of U.S. citizens. If persons other than U.S. citizens should come to own or control more than 25% of our voting interest or if any of the other requirements are not met, we have been advised that our aircraft could be subject to deregistration under the Federal Aviation Act, and we might lose our ability to operate within the U.S. Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct certain operations within our Americas region operations. Therefore, our organizational documents provide for the automatic reduction of voting rights of shares of our outstanding voting capital stock owned or controlled by non-U.S. citizens, to the extent necessary to comply with these requirements. As of December 31, 2022, we believe that non-U.S. citizens owned less than 25% of our outstanding common stock. Given the limited trading of our common stock, our foreign ownership may fluctuate on each trading day, which may result in the reduction of voting rights of shares held by non-U.S. citizens in excess of the 25% threshold pursuant to our organizational documents.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), which prohibits us and those acting on our behalf from making payments to foreign officials for the purpose of obtaining or keeping business or receiving preferential treatment.
We are subject to regulations imposed by the U.S. Treasury Department’s Office of Foreign Assets Control and other U.S. laws and regulations that prohibit dealings with sanctioned countries, sanctioned entities and sanctioned persons.
We are subject to the International Traffic in Arms Regulations (“ITAR”), which controls the export and import of defense-related articles, services and technical data. ITAR dictates that information and material pertaining to defense and military-related technologies may only be shared with U.S. persons or organizations unless authorization is first received from the U.S. State Department or a special exemption applies. We are also subject to the Export Administration Regulations (the “EAR”), which control the export of commercial and “dual-use” goods. Persons or organizations subject to U.S. jurisdiction may incur heavy fines if they violate the ITAR or the EAR.
Brazil
In Brazil, an operator must be licensed by the National Agency for Civil Aviation. Any change in the licensing requirements could affect the licenses of Bristow Taxi Aéreo S.A (“Bristow Brazil”). Our ability to operate our helicopter business in Brazil is dependent on our ability to maintain the licenses and AOC of our operating entity, Bristow Brazil.
Nigeria
We are subject to state and local laws and regulations governing our services. Our operations in Nigeria are also subject to the Nigerian Oil & Gas Industry Content Development Act (the “Nigerian Act”), which requires that in the award of offshore energy contracts in the upstream sector, priority shall be given to Nigerian indigenous companies and Nigerian content such as local ownership in equipment/infrastructure, development and promotion of Nigerian personnel, shall be an important criteria in the evaluation process. Additionally, the Nigerian Act allows the monitoring board to penalize companies that do not meet these local content requirements up to 5% of the value of the contract.
Environmental Regulation
Our business is subject to international and U.S. federal, state and local laws and regulations relating to environmental protection and occupational safety and health. We are highly dependent on the offshore energy industry, which is also subject to such laws and regulations, including those that govern the discharge of oil and pollutants into navigable waters. Certain of our business operations, including the operation and maintenance of aircraft, require that we use, store and dispose of materials that are subject to environmental regulations. Failure to comply with these environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties, regulatory enforcement actions in the form of injunctions and cease-and-desist orders, and civil claims arising out of a pollution event. Certain environmental laws and regulations may expose us to strict, joint and several liability relating to releases of hazardous materials or contamination conditions regardless of whether we were responsible, even if our operations were in compliance with all applicable laws and regulations at the time they were conducted. In addition, the operations of our customers in the offshore energy exploration, development and production industry are regulated by environmental laws and regulations that may restrict their activities and may result in reduced demand for our services. To date, such laws and regulations have not had a material adverse effect on our business, financial condition and results of operations.
These laws include the federal Water Pollution Control Act, also known as the Clean Water Act, which imposes restrictions on the discharge of pollutants to the navigable waters of the U.S. In addition, because our operations generate and, in some cases, involve the transportation of hazardous wastes, we are subject to the federal Resource Conservation and Recovery Act, which regulates the use, generation, transportation, treatment, storage and disposal of certain hazardous and non-hazardous wastes. Under the Comprehensive Environmental Response, Compensation and Liability Act (referred to as CERCLA or the “Superfund” law), and certain comparable state laws, strict, joint and several liability can be imposed without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons can include the current and former owner and operator of a contaminated site where a hazardous substance release occurred and any company that transported, disposed of or arranged for the transport or disposal of hazardous substances, even from inactive operations or closed facilities, in connection with such contaminated sites. In addition, neighboring landowners or other third parties may file claims for personal injury, property damage and recovery of response cost. We own, lease, and operate properties and facilities that, in some cases, have been used for industrial activities for many years. Hazardous substances, wastes, or hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations where such substances have been taken for disposal. In addition, some of these properties have been operated by third parties or by previous owners whose treatment, storage and disposal or release of such substances was not under our control. These properties and the substances and wastes disposed or released on them may be subject to CERCLA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial activities to prevent future contamination.
We believe that our operations are currently in material compliance with all applicable environmental laws and regulations. We do not expect that, to comply with environmental laws and regulations, we will be required to make capital expenditures in the near future that are material to our financial position or operations; however, given the longer-term trend of more expansive and stringent environmental laws and regulations, we cannot predict the ultimate cost of complying with these laws and regulations. There can be no assurance, however, that any future laws, regulations or requirements, or that any discharge or emission of pollutants by us (or our customers) will not have a material adverse effect on our business, financial position or our results of operations.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Officers of Bristow Group serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of Bristow Group as of March 2, 2023 were as follows:

Name	Age	Position
Christopher Bradshaw	46	President and Chief Executive Officer
Alan Corbett	65	Chief Operating Officer, Government Services
Elizabeth Matthews	53	Senior Vice President, General Counsel, Head of Government Affairs, and Corporate Secretary
Stuart Stavley	50	Chief Operating Officer, Offshore Energy Services
David Stepanek	57	Executive Vice President, Chief Transformation Officer
Jennifer Whalen	49	Senior Vice President, Chief Financial Officer
Richard Tatum	45	Vice President, Chief Accounting Officer
Christopher Bradshaw has served as President and Chief Executive Officer of the Company, currently known as Bristow Group Inc. and formerly known as Era Group Inc., since 2014. Mr. Bradshaw has been a Director of the Company since February 2015. He served as Chief Financial Officer of Era Group Inc. from October 2012 to September 2015. From 2009 until 2012, Mr. Bradshaw served as Managing Partner and Chief Financial Officer of U.S. Capital Advisors LLC, an independent financial advisory firm. Prior to co-founding U.S. Capital Advisors LLC, he was an energy investment banker at UBS Securities LLC, Morgan Stanley & Co., and PaineWebber Incorporated. Mr. Bradshaw serves on the board of directors of The National Ocean Industries Association (NOIA) and HeliOffshore. He graduated cum laude from Dartmouth College with a degree in Economics and Government.
Alan Corbett has served as our Chief Operating Officer, Government Services since February 2023. In this role, Mr. Corbett is responsible for overseeing all of Bristow’s Government Services activity, including existing operations, new business, and emerging markets for areas such as Bristow’s growing market share in the Search and Rescue sector, as well as Airnorth and Humberside airport. Previously, Mr. Corbett served as Senior Vice President for Europe, Africa, Middle East, Asia and Australia and Search and Rescue from June 2020 to February 2023. Mr. Corbett had served in a similar role at Old Bristow from June 2018 to June 2020. He previously served as Old Bristow’s Vice President, EAMEA from June 2017 to June 2018. Before that, he served as Old Bristow’s Region Director of the Europe Caspian Region from April 2015 to June 2017 and Region Director of the Europe Business Unit (EBU) from August 2014 to March 2015. Old Bristow filed for Chapter 11 bankruptcy protection in May 2019 in order to reorganize and emerged from bankruptcy in October 2019. Prior to joining Old Bristow in August 2014, Mr. Corbett worked since 1985 in a number of management positions with Baker Hughes Incorporated, including vice president positions in the Middle East, Asia Pacific and Africa, most recently serving as Vice President, Sub Sahara Africa.
Elizabeth Matthews has served as our Senior Vice President, General Counsel, Head of Government Affairs, and Corporate Secretary since December 2022. In this role, Ms. Matthews is responsible for legal, compliance, government affairs, insurance, risk management, and contract review and management. Ms. Matthews has over 25 years of legal experience providing counsel across several different industries. Her broad legal expertise includes commercial, corporate, M&A, litigation, intellectual property, and compliance. Previously, she served as the Deputy Managing Director, Executive Vice President and General Counsel at TotalEnergies in the U.S., since 2013. Prior to TotalEnergies, Ms. Matthews spent 11 years in various legal positions at Chevron Corporation, as well as six years in private practice. She graduated cum laude from Yale University with a Bachelor of Arts in Humanities and History and received her Juris Doctor from Harvard Law School.
Stuart Stavley has served as our Chief Operating Officer, Offshore Energy Services since February 2023. In this role, Mr. Stavley has oversight of the Company’s offshore energy operations in all the regions where the Company operates around the world. In addition, Mr. Stavley has global oversight for operational shared services, which includes Safety, Standards, Supply Chain, and Fleet Management functions, among others. Mr. Stavley served as Senior Vice President, Global Fleet Management for the Company from June 2020 to February 2023. He previously served as Senior Vice President, Operations and Fleet Management for Era from 2014 to June 2020. Mr. Stavley served in numerous other positions since joining Era in 1993, including serving as Senior Vice President, Fleet Management from October 2012 to October 2014, as Vice President, Fleet Management from October 2010 to October 2012, as Director of Technical Services from September 2008 to October

2010, as Director of Maintenance from September 2005 to 2008, as Chief Inspector and as Field Aviation Maintenance Technician.
David Stepanek has served as our Executive Vice President, Chief Transformation Officer since April 2021. In this role, Mr. Stepanek has responsibility for the transformation of the Company’s business mix through strategic diversification into new markets. Mr. Stepanek served as our Executive Vice President, Chief Operating Officer from June 2020 until March 2021. He previously served as Senior Vice President, Business Development of Era when he joined Era in January 2020. From 2010 through 2019, Mr. Stepanek held positions within PHI, Inc., most recently having served as President, PHI Americas. Before that, he served as PHI, Inc. Chief Commercial Officer. PHI filed for Chapter 11 bankruptcy protection in March 2019 in order to reorganize and emerged from bankruptcy in September 2019. Before joining PHI in 2010, Mr. Stepanek held a variety of leadership positions at Era. After four years’ service in the U.S. Marine Corps as a heavy lift helicopter avionics technician, Mr. Stepanek moved to Sikorsky as an avionics technician and field service representative; he was subsequently promoted and contributed to the sales and product development of the S76 and S92 aircraft, amongst other roles.
Jennifer Whalen has served as our Senior Vice President, Chief Financial Officer since June 2020. In this role, Ms. Whalen is responsible for company accounting, financial reporting, investor relations, strategy and M&A, tax, information technology and other financial aspects of the Company. Previously, she served as the Senior Vice President, Chief Financial Officer of Era since February 2018. Ms. Whalen served as Era’s Vice President and Chief Accounting Officer from August 2013 until her appointment as Vice President, Acting Chief Financial Officer in June 2017. Ms. Whalen joined Era as Controller in April 2012. From August 2007 to March 2012, she served in several capacities at nLIGHT Photonics Corporation, a supplier of high-performance lasers, including as Director of Accounting. Prior to these roles, she served as the Manager of Accounting at InFocus Corporation for over two years. After serving in the U.S. military, Ms. Whalen started her career in public accounting in the assurance practice group at PricewaterhouseCoopers for approximately five years. She received a B.S. in Accounting from Alabama A&M University and a master’s degree in Accounting from the University of Southern California.
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

Where You Can Find More Information
We are required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). Unless otherwise stated herein, these filings are not deemed to be incorporated by reference in this report. All of our filings with the SEC will be available once filed, free of charge, on our website, including our Transition Report on Form 10-KT, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Form DEF-14A and any amendments to those reports. These reports and amendments will be available on our website as soon as reasonably practicable after we electronically file the reports or amendments with the SEC. The reference to our website is not intended to incorporate the information on the website into this Transition Report on Form 10-KT. These reports and filings are also available on the SEC's website at www.sec.gov. In addition, our Corporate Governance Guidelines and other policies, and the Board of Directors’ Audit Committee, Compensation Committee and Environmental, Social and Governance Committee charters are available, free of charge, on our website or in print for stockholders.

ITEM 1A.	RISK FACTORS
Our business, results of operations, financial condition, liquidity, cash flow and prospects may be materially and adversely affected by numerous risks and uncertainties. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the risks and uncertainties described below. These risks and uncertainties represent some of the more critical risk factors that affect us, in addition to the other information that has been provided in this Transition Report on Form 10-KT. Our business operations or actual results could also be similarly impacted by additional risks and uncertainties that are not currently known to us or that we currently deem immaterial to our operations.
Risks Related to Our Business
•inherent risks related to our operations, some of which may not be covered by our insurance;
•failure to maintain standards of acceptable safety performance;
•diversification efforts into other aviation services may prove unsuccessful;
•foreign exchange risks and controls may affect our financial position and results of operations;
•collective bargaining or union agreements covering a majority of our employees will be renegotiated in fiscal year 2023;
•a concentration of certain helicopter models in our fleet could materially adversely affect our business, financial condition and results of operations should any problems specific to these particular models occur;
•the market value of our helicopter fleet is dependent on a number of external factors;
•inflation may continue to adversely affect us by increasing costs beyond what we can recover through price increases and limit our ability to enter into future traditional debt financing;
•a shortfall in availability of aircraft components and parts required for maintenance and repairs of our helicopter and fixed wing aircraft and supplier cost increases;
•failure to attract, train and retain skilled personnel;
•failure to effectively manage acquisitions, divestitures, investments, joint ventures and other portfolio actions could adversely impact our operating results and any future acquisitions may underperform;
•inadequate or unfavorable sources of capital funding;
•failure to effectively and timely address the energy transition;
•dependence on a small number of helicopter manufacturers and lessors;
•disruptions in the political, regulatory, economic, and social environments of the countries in which we operate could adversely affect our financial condition, results of operations and cash flows;
•the level of activity in the North Sea and the U.S. Gulf of Mexico;
•exposure to credit risk of our counterparties;
•failure to dispose of aircraft through sales into the aftermarket;
•ability to grow in core markets and expand into new business lines and international markets;
•our operations are subject to weather-related and seasonal fluctuations;
•our operations, including significant operations in the U.S. Gulf of Mexico, may be adversely impacted by weather conditions; and
•the impact of public health crises, such as pandemics (including COVID-19) and epidemics, and any related government policies.
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
•our fixed operating expenses and long-term contracts with customers could adversely affect our business under certain circumstances; and
•consolidation of and asset sales by, our customer base could reduce demand for our services and our revenues.
Risks Related to the Offshore Energy Industry
•the demand for our services is substantially dependent on the level of offshore energy exploration, development and production activity;
•the possibility of political instability, war or acts of terrorism in any of the countries where we operate;
•unconventional crude oil and natural gas sources and improved economics of producing natural gas and oil from such sources have exerted and could continue to exert downward pricing pressures; and
•any significant development impacting deepwater drilling in the U.S. Gulf of Mexico.
Risks Related to Legal, Tax and Regulatory Matters
•cybersecurity breaches or business system disruptions may adversely affect our business;
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
•actions taken by governmental agencies in the jurisdictions in which we operate; and
•changes in effective tax rates, taxation of our foreign subsidiaries or adverse outcomes resulting from examination of our tax returns.
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
General Risks
•service interruptions, data corruption, cyberattacks or network security breaches;
•failure to attract and retain qualified personnel;
•adverse results of legal proceedings;

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
Certain models of aircraft that we operate, or have operated in the past, have also experienced accidents while operated by third parties. If other operators experience accidents with aircraft models that we operate or lease, obligating us to take such aircraft out of service until the cause of the accident is rectified, we could lose revenues and customers. In addition, safety issues experienced by a particular model of aircraft could result in customers refusing to use that particular aircraft model or a regulatory body grounding that particular aircraft model. The value of the aircraft model might also be permanently reduced in the market if the model were to be considered less desirable for future service and the inventory for such aircraft may be impaired, leading to impairment and similar changes.
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
Our business has traditionally been significantly dependent upon the level of offshore energy exploration, development and production activity. Although we, through the Merger and organic growth initiatives, continue to diversify into other aviation services, including SAR services, and we believe that additional government services contracts, prospective offshore wind projects and advanced air mobility present attractive growth and diversification opportunities, the effect of any downturn in the offshore energy industry would nevertheless negatively impact our financial results in future periods. While diversification into other aviation services is intended over the long term to grow the business, offset the cyclical nature of the underlying offshore energy business and transition our customer base away from traditional offshore energy activities, we cannot be certain that benefits associated with those other lines of business will be realized at any point or that the costs of entry into such other lines of business, including non-economic costs such as management focus on such new lines of business instead of or in addition to our core business, won’t ultimately exceed the benefit derived from these businesses.
Foreign exchange risks and controls may affect our financial position and results of operations.
Through our operations outside the U.S., we are exposed to foreign currency fluctuations and exchange rate risks. A portion of the services we provide outside the U.S. generate revenues in foreign currencies with the associated expenses incurred in U.S. dollars. In such cases, a strengthening U.S. dollar adversely affects the profitability of providing such services, and therefore could have an adverse effect on our financial condition and results of operations. A strong U.S. dollar may also reduce the demand for our services that are provided under U.S. dollar-denominated contracts in foreign countries.
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
We also operate in countries with foreign exchange controls including Brazil and Nigeria. These controls may limit our ability to repatriate funds from our international operations and unconsolidated affiliates or otherwise convert local currencies into U.S. dollars. These limitations could adversely affect our ability to access cash from these operations. As of December 31, 2022, approximately 40% of our total cash balance was held outside the U.S.
A shortfall in availability of aircraft components and parts required for maintenance and repairs of our helicopter and fixed wing aircraft and supplier cost increases, particularly as a result of supply chain and logistics disruptions that began during the COVID-19 pandemic and the resulting inflationary environment, has adversely affected us and could continue to adversely affect us.
In connection with the required maintenance and repairs performed on our aircraft in order for them to stay fully operational and available for use in our operations, there are a limited number of suppliers, vendors and OEMs we are able to fly on (such as Leonardo Spa, Sikorsky Commercial Inc., Pratt and Whitney and General Electric Aviation Inc.) for the supply and overhaul of components fitted to our aircraft. These vendors have historically worked at or near full capacity supporting the aircraft production lines and the maintenance requirements of various government and civilian aircraft operators that may also operate at or near capacity in certain industries, including operators such as us who support the energy industry. Such conditions can result in backlogs in manufacturing schedules and some parts being in limited supply from time to time, which could have an adverse impact upon our ability to maintain and repair our aircraft. Additionally, such suppliers have been and may continue to be impacted by supply chain and logistics disruptions that began during the COVID-19 pandemic, which disruptions have resulted in delays in parts delivery for our aircraft and increased costs for such parts. For example, we have experienced delays in the delivery of parts for our S92 fleet, which comprises 30% of our total fleet. To the extent that these suppliers also supply parts for aircraft used by governments in military operations, parts delivery for our aircraft may be further delayed in favor of those deliveries. Because of the limited number of alternative suppliers, vendors and OEMs (and in certain cases, the lack thereof), any such supply chain disruptions could adversely impact our ability to perform timely maintenance and repairs or perform such maintenance and repairs economically. Our inability to perform timely maintenance and repairs, or perform such maintenance and repairs economically, may result in our aircraft being underutilized, which could have an adverse impact on our operating results and financial condition. Furthermore, our operations in remote locations, where delivery of these components and parts could take a significant period of time, may also impact our ability to maintain and repair our aircraft. While every effort is made to mitigate such impact, we expect this to pose a risk to our operating results. Additionally, supplier cost increases for critical aircraft components and parts as a result of the current inflationary environment also pose a risk to our operating results. As certain of our contracts are long-term in nature, cost increases may not be able to be passed on to our customers until the contracts are up for renewal.
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
Collective bargaining or union agreements covering a majority of our employees will be renegotiated in fiscal year 2023; labor problems, including our inability to negotiate acceptable collective bargaining or union agreements with employees covered by such agreements could adversely affect us.
Many of our employees are represented under collective bargaining or union agreements, some of which have expired or will expire in one year or less. During fiscal year ended 2023, we expect to enter renegotiation discussions relating to a majority of expiring collective bargaining or union agreements covering approximately 56% of our employees. There can be no assurance that we will be able to negotiate the terms of any expired or expiring agreement on terms that are acceptable to us. Although we consider our relations with our employees to be generally satisfactory, we may experience strikes, work stoppages or other slowdowns by the affected workers. Furthermore, our employees who are not covered under a collective bargaining agreement may become subject to labor organizing efforts. If our unionized workers engage in an extended strike, work stoppage or other slowdown, other employees elect to become unionized, existing labor agreements are renegotiated or future labor agreements contain terms that are unfavorable to us, we could experience a significant disruption of our operations or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.
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
The fair market value of each of our helicopters is dependent upon a variety of factors, including:
•general economic and market conditions and, in particular, those affecting the offshore energy industry, including the price of offshore energy and the level of offshore energy exploration, development and production;
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
Due to the surplus of particular models of aircraft in the market, such as the S92, the fair market value of certain of our helicopters has declined in recent periods and may decline further in the future. A decline in helicopter values could result in asset impairment charges, breaches of loan covenants or lower proceeds upon helicopter sales, any of which could have a material adverse effect on our business, financial condition and results of operations.
Inflation may continue to adversely affect us by increasing costs beyond what we can recover through price increases and limit our ability to enter into future traditional debt financing.
Inflation has adversely affected us by increasing costs of critical components, aircraft and equipment, labor, and other services we may rely on, and continued inflationary pressures could prevent us from operating at capacity, decreasing our revenues or having an adverse effect on our profitability. In addition, inflation is often, and has recently been, accompanied by higher interest rates. Such higher interest rates may affect our ability to enter into future traditional debt financing, as high inflation may result in an increase in cost to borrow.
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
Additionally, many of our customers require pilots with very high levels of flight experience. The market for these experienced and highly-trained personnel is competitive and may become more competitive. Accordingly, we cannot assure you that we will be successful in our efforts to attract and retain such personnel. Some of our pilots, mechanics and other personnel, as well as those of our competitors, are members of military reserves who have been, or could be, called to active duty. If significant numbers of such personnel are called to active duty, it could reduce the supply of such workers and likely increase our labor costs. Further, the addition of new aircraft types to our fleet or a sudden change in demand for a specific aircraft type, as happened with the Sikorsky S92 aircraft type in response to the H225 grounding, may require us to retain additional pilots, mechanics and other flight-related personnel.
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
Failure to effectively manage acquisitions, divestitures, investments, joint ventures and other portfolio actions could adversely impact our operating results and any future acquisitions may underperform.
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
Our long-term success depends on our ability to effectively address the energy transition and adequately implement our environmental, social and governance initiatives, which will require, among other things, reducing emissions and the environmental impact of our existing operations, integrating electric aircraft and ground support vehicles, adapting to potentially changing government requirements and customer preferences, as well as engaging with our customers to develop solutions to decarbonize offshore energy operations. If the energy transition landscape changes faster than anticipated or in a manner that we do not anticipate, demand for our services could be adversely affected. Furthermore, if we fail or are perceived to not effectively implement an energy transition strategy or our environmental, social and governance initiatives, or if investors or financial institutions shift funding away from companies in fossil fuel-related industries, our access to capital or the market for our securities could be negatively impacted. Additionally, we may experience diminished reputation or sentiment, an inability to attract and retain talent and/or a loss of customers or vendors.
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
During the nine months ended December 31, 2022, we generated revenues in 17 countries across the world. Our non-U.S. operations accounted for approximately 83% and 82% of our consolidated operating revenues in the nine months ended December 31, 2022 and 2021, respectively. Instability and unforeseen changes in any of the markets in which we operate could result in business disruptions that may have an adverse effect on the demand for our products and services or our financial condition, results of operations or cash flows.
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
For example, there has been continuing political and social unrest in Nigeria, where we derived 8% and 6% of our operating revenues during the nine months ended December 31, 2022 and 2021, respectively. Future unrest or legislation in Nigeria or our other operating regions could adversely affect our business, financial condition and results of operations in those regions. We cannot predict whether any of these events will continue to occur in Nigeria or occur elsewhere in the future.
In addition, our operations in Nigeria are subject to the Nigerian Offshore Energy Industry Content Development Act, 2010 (the “Nigerian Content Development Act”). The Nigerian Content Development Act requires that our customers select service providers having greater “local content” in the respective region. Further, the local authorities in this jurisdiction monitor compliance with the Local Content Acts and can penalize companies that do not meet local content requirements.
Additionally, due to the COVID-19 pandemic, markets in regions of the world where we operate, such as Nigeria, contracted significantly and such markets have generally rebounded and may continue to rebound at a slower pace than the United States.
We are highly dependent upon the level of activity in the North Sea and the U.S. Gulf of Mexico, which are mature exploration and production regions.
For the nine months ended December 31, 2022 and 2021 approximately 43% and 47% respectively, of our operating revenues were derived from aviation services provided to offshore energy customers operating in the North Sea and the U.S. Gulf of Mexico. The North Sea and the U.S. Gulf of Mexico are mature exploration and production regions that have undergone substantial seismic survey, exploration and production activity for many years. Because a large number of offshore energy properties in these regions have already been drilled, additional prospects of sufficient size and quality that make economic sense especially in a depressed commodity price environment could be more difficult to identify. The ability of our customers to produce sufficient quantities to support the costs of exploration in different basins could impact the level of future activity in these regions. In the future, production may decline to the point that such properties are no longer economic to operate, in which case, our services with respect to such properties would no longer be needed. Offshore energy companies may not identify sufficient additional drilling sites to replace those that become depleted. In addition, the U.S. government’s exercise of authority under the Outer Continental Shelf Lands Act, as amended, to restrict the availability of offshore energy leases together with the U.K. government’s exercise of authority could adversely impact exploration and production activity in the U.S. Gulf of Mexico and the North Sea, respectively. Further, actions of the Biden administration could negatively impact offshore energy operations in the U.S. in and favor of renewable energy projects.
If activity in offshore energy exploration, development and production in either the U.S. Gulf of Mexico or the North Sea materially declines, our business, financial condition and results of operations could be materially and adversely affected. We cannot predict the levels of activity in these areas.
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
In addition, the majority of our customers are engaged in offshore energy production, exploration and development. For the nine months ended December 31, 2022, we generated approximately 66% of our consolidated operating revenues from offshore energy operations. This concentration could impact our overall exposure to credit risk because changes in economic, regulatory and industry conditions that adversely affect the offshore energy industry could affect the credit worthiness of many of our customers. We generally do not require and do not have the leverage to obtain letters of credit or other collateral to support our trade receivables. Accordingly, a downturn in the economic condition of the offshore energy industry could adversely impact our ability to collect our receivables and thus impact our business, financial condition and results of operations.
Our failure to dispose of aircraft through sales into the aftermarket could continue to adversely affect us.
The management of our global aircraft fleet involves a careful evaluation of the expected demand for our services across global markets, including the type of aircraft needed to meet this demand. As offshore energy drilling and production globally moves to deeper water, additional medium and heavy aircraft and newer technology aircraft may be required. As older aircraft models come off of current contracts and are replaced by new aircraft, our management evaluates our future needs for these aircraft models and ultimately the ability to recover our remaining investments in these aircraft through sales into the aftermarket. We depreciate our aircraft over their expected useful life to the expected salvage value to be received for the aircraft at the end of that life. However, depending on the market for an aircraft type when we seek to sell an aircraft or anticipate disposing of an aircraft, we may record gains or losses on aircraft sales or impairment. In certain instances where a cash return can be made on newer aircraft in excess of the expected return available through the provision of our services, we may sell newer aircraft. The number of aircraft sales and the amount of gains and losses recorded on these sales depends on a wide variety of factors and is inherently unpredictable. A significant return of aircraft to leasing companies by us or our competitors into an already oversupplied market could undermine our ability to dispose of our aircraft and could have a material adverse effect on our business, financial condition and results of operations.
Our future growth depends on our ability to grow in core markets and expand into new business lines and additional international markets.
Our future growth will depend on our ability to grow in our core markets and expand into new business lines, such as offshore wind and advanced air mobility, and additional international markets. Expansion of our business depends on our ability to operate in these other markets.
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
If we are unable to continue to operate, establish new lines of business, or retain contracts in international markets, our operations may not grow and our future business, financial condition and results of operations may be adversely affected.

Our operations are subject to weather-related and seasonal fluctuations. In particular, our operations in the Gulf of Mexico have experienced an increase in frequency and severity of hurricanes, which may continue to adversely affect our costs, the well-being of our employees and ability to operate.
Certain of our operations are subject to harsh weather conditions and seasonal factors. Poor visibility, high wind, heavy precipitation, sandstorms, hurricanes and volcanic ash can affect the operation of helicopters and fixed wing aircraft and result in a reduced number of flight hours. A significant portion of our operating revenues and profits related to offshore energy exploration, development and production activity is dependent on actual flight hours, and a substantial portion of our operating expenses is fixed. Thus, prolonged periods of harsh weather can have a material adverse effect on our business, financial condition and results of operations.
In addition, there is increasing concern over the risks of climate change, and related severe weather patterns, which presents short-term and increasing long-term risks to us. The physical risks of climate change include rising average global temperatures, rising sea levels and an increase in the frequency and severity of extreme weather events and natural disasters, including floods, wildfires, hurricanes and tornadoes. Climate change and natural disasters have the potential to disrupt our and our clients’ businesses, could affect the operation of helicopters and fixed wing aircraft and result in a reduced number of flight hours, which may have a material adverse effect on our business, financial condition and results of operations.
The fall and winter months in the Northern hemisphere have fewer hours of daylight, particularly in the North Sea, and flight hours are generally lower at these times, typically resulting in a reduction in operating revenues during those months. Although some of our helicopters are equipped to fly at night, we generally do not do so except in SAR operations. In addition, drilling activity in the North Sea is less active during the winter months than the rest of the year. Anticipation of harsh weather during this period causes many offshore energy companies to limit activity during the winter months. Accordingly, our reduced ability to operate in harsh weather conditions and darkness may have a material adverse effect on our business, financial condition and results of operations.
The Harmattan, a dry and dusty West African trade wind, blows in Nigeria between the end of December and the middle of February. The heavy amount of dust in the air can severely limit visibility and block the sun for several days, similar to a heavy fog. We are unable to operate aircraft during these harsh conditions.
In the U.S. Gulf of Mexico, the months of December through March typically have more days of harsh weather conditions than the other months of the year. Heavy fog during those months often limits visibility and flight activity. In addition, in the U.S. Gulf of Mexico, operations may continue to be impacted by hurricanes and tropical storms from June through November. The U.S. Gulf of Mexico experienced several significant hurricanes in 2022, 2021, and 2020, which some weather analysts believe is consistent with a period of greater hurricane activity. During a tropical storm, hurricane or cyclone, we are unable to operate in the area of the storm. However, flight activity may increase immediately before and after a storm due to the evacuation and return of offshore workers. In addition, as a significant portion of our facilities are located along the coast of these regions, extreme weather may continue to cause substantial damage to our property in these locations, including possibly aircraft. For example, in August 2021, we experienced a prolonged displacement of operations and incurred costs related to the temporary relocation of our operations in Louisiana following damage to our aircraft and facilities as a result of Hurricane Ida. Additionally, we incur costs in evacuating our aircraft, personnel and equipment prior to tropical storms, hurricanes and cyclones.
Consequently, flight hours may be lower during these periods, resulting in reduced operating revenues, which may have a material adverse effect on our business, financial condition and results of operations.
We face risks related to actual or threatened health epidemics, including COVID-19, or other major health crises, which could significantly disrupt our business.
Our business could be impacted adversely by the effects of public health epidemics, pandemics (such as COVID-19) or other major health crises (which are referred to collectively for purposes of this paragraph as public health crises). Actual or threatened public health crises may have a number of adverse impacts, including volatility in the global economy, impacts to our customers’ business operations, or significant disruptions in the markets we serve, caused by a variety of factors such as quarantines, closures, or other government-imposed restrictions, any of which could adversely impact our business, operations, financial condition and operating results.

For example, the COVID-19 pandemic caused a significant and swift reduction in global economic activity during 2020, which significantly weakened demand for offshore energy, and in turn, the demand for our services. Other effects of the pandemic included, and may continue to include, significant volatility and disruption of the global financial markets; supply chain disruptions and inflationary pressure; employee impacts from illness; community response measures; and temporary closures of the facilities of our customers and suppliers. While the prices of and demand for crude oil have recovered from the lows seen in the initial stages of the pandemic, the extent to which our operating and financial results will continue to be affected will depend on various factors beyond our control, such as the emergence of new variants and strains of the virus and the success of actions to contain such variants, or treat its impact, such as the availability and acceptance of vaccines. Although we have not experienced any significant disruptions as a result of any new COVID-19 variants, the COVID-19 pandemic may materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.
Risks Related to Our Customers and Contracts
A focus by our customers on cost-saving measures rather than quality of service, which is how we differentiate ourselves from competition, could reduce the demand for our services.
Historically, we had the ability to secure profitable contracts by providing superior quality as compared to our competitors. However, offshore energy companies are continually seeking to implement measures aimed at greater cost savings, including efforts to accept lesser quality services, to otherwise improve cost efficiencies with respect to air transportation services, or to provide other alternatives for transportation, such as boats. For example, these companies may reduce staffing levels on both old and new installations by using new technology to permit unmanned installations, may reduce the frequency of transportation of employees by increasing the length of shifts offshore, may change other aspects of how our services are scheduled and may consider other alternatives to our services to achieve cost savings. In addition, these companies could initiate their own helicopter, airplane or other transportation alternatives. The continued implementation of these kinds of measures could reduce the demand or pricing for our services and have a material adverse effect on our business, financial condition and results of operations.
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
Our industry has historically been cyclical and is affected by the volatility of offshore energy price levels. There have been periods of high demand for our services, followed by periods of low demand for our services. Changes in commodity prices can have a significant effect on demand for our services, and periods of low activity intensify price competition in the industry and often result in lower utilization rates for our aircraft, including potentially being idle for long periods of time.
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
We derive a significant amount of our revenues from our U.K. SAR Contract, as well as from a small number of offshore energy companies. Our loss of one of these significant customers, if not offset by sales to new or other existing customers, could have a material adverse effect on our business, financial condition and results of operations. See discussion of our customers and contractual arrangements in the “Business” section of this Transition Report on Form 10-KT.

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
Our U.K. SAR contract can be terminated at will and is subject to certain other rights of the DfT.
Our U.K. SAR contract, which accounted for approximately 20% of our revenues for the nine months ended December 31, 2022, allows the DfT to cancel the contract for any reason upon notice and payment of a specified cancellation fee based on the number of bases reduced as a result of the exercise and the timing of the exercise. Prior to any cancellation or termination of the contract, the DfT may also invite tenders to award a contract for the SAR services we provide to a replacement contractor.
Additionally, the U.K. SAR contract grants the DfT the option to require us to transfer to the DfT, at termination or expiration, either the lease or the ownership of some or all of the helicopters and ground facilities that service the U.K. SAR contract. The DfT may alternatively require that we or the owner, as the case may be, transfer the lease or ownership of the helicopters and ground facilities to any replacement service provider. If the DfT wishes to transfer ownership, it must pay a specified option exercise fee based on the value of the helicopters. If the DfT wishes to transfer the lease, it does not have to pay an option exercise fee. We currently lease a significant number of the aircraft to service the U.K. SAR contract. Although we are entitled to some compensation for termination or early expiration if we are not at fault for a breach of the agreement, termination or early expiration of the U.K. SAR contract would result in a significant loss of expected revenues. Additionally, we do not have the right to cause the transfer of the ground facilities supporting the U.K. SAR contract to the replacement service provider. If alternative long-term uses were not identified for these facilities, we could incur recurring fixed expenses for these non-revenues producing assets if we were unable to sell them to a replacement contractor or other party in the event the U.K. SAR contract is terminated.
Our customers may shift risk to us.
We give to and receive from our customers indemnities relating to damages caused or sustained by us in connection with our operations. Our customers often seek to capitalize on their market leverage by shifting responsibility for risk. In difficult markets, we may be obliged to accept greater risk to win new business, retain renewing business or could result in us losing business if we are not prepared to take such risks. To the extent that we accept such additional risk, and seek to insure against it, if possible, our insurance premiums could rise. If we cannot insure against such risks or otherwise choose not to do so, we could be exposed to catastrophic losses in the event such risks are realized.
Reductions in spending on aviation services by governmental agencies could lead to modifications of contract terms or delays in receiving payments, which could adversely impact our business, financial condition and results of operations.
Our Government Services contracts, accounted for approximately 24% of our revenues for the nine months ended December 31, 2022.
Governmental agencies receive funding through budget appropriations, which are determined through the political process, and as a result, funding for the agencies with which we do business may fluctuate. In recent years, there has been increased Congressional scrutiny of discretionary program spending by the U.S. government in light of concerns over the size of the national debt and lawmakers have discussed the need to cut or impose caps on discretionary spending, which could result in budget cuts to federal agencies to which we provide services. If any agencies experience reductions in their budgets or if a government changes its spending or service priorities, it may substantially reduce or cease using our services, which could have a material adverse effect on our business, financial condition and results of operations. In addition, a prolonged shutdown of the federal government would, in turn, cause a shutdown of these agencies which could have an adverse effect on our business and results of operations.
Further, any reductions in the budgets of governmental agencies for spending on aviation services, implementation of cost saving measures by governmental agencies, imposed modifications of contract terms or delays in collecting receivables owed to us by our governmental agency customers could have an adverse effect on our business, financial condition and results of operations.
In addition, there are inherent risks in contracting with governmental agencies. Applicable laws and regulations in the countries in which we operate may enable our governmental agency customers to (i) terminate contracts for convenience, (ii) reduce, modify or cancel contracts or subcontracts if requirements or budgetary constraints change or (iii) require contractors to assume more risk under the terms of the contracts. Any of these events could have an adverse effect on our business, financial condition and results of operations.
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
Aircraft fuel is critical to our operations. The timely and adequate supply of fuel to meet operational demand depends on the continued availability of reliable fuel supply sources as well as related service and delivery infrastructure. Although we have some ability to cover short-term fuel supply and infrastructure disruptions at some major demand locations, it depends significantly on the continued performance of our vendors and service providers to maintain supply integrity. Consequently, we can neither predict nor guarantee the continued timely availability of aircraft fuel throughout our operations. To the extent our vendors and service providers are not able to maintain fuel supply integrity, such disruption to our aircraft fuel supply could have an adverse impact on our operating results and financial condition.
Additionally, the market price of fuel has historically fluctuated substantially and continues to be volatile due to a multitude of unpredictable factors, including global crude oil prices, fuel supply and demand, natural disasters, and fuel production and transportation infrastructure. Fuel prices are also impacted by indirect factors, such as geopolitical events, economic growth indicators, fiscal/monetary policies, fuel tax policies, changes in regulations, environmental concerns and financial investments in energy markets. Changes in these factors can potentially drive rapid changes in fuel prices in short periods of time.
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
Our ability to renew or replace expiring contracts or obtain new contracts, and the terms of any such contracts will depend on various factors, including market conditions and the specific needs of our customers. Given the highly competitive and historically cyclical nature of our industry, we may not be able to renew or replace the contracts or may be required to renew or replace expiring contracts or obtain new contracts at rates that are below, and potentially substantially below, existing rates, or that have terms that are less favorable to us than our existing contracts. Further, newer, more technologically advanced aircraft may be more desirable, and the presence of those aircraft in our fleet and those of our competitors may decrease the demand for other aircraft in our fleet and decrease the resale value of those other aircraft. This could adversely affect our financial condition, results of operations and cash flows.
Consolidation of and asset sales by our customer base could materially adversely affect demand for our services and reduce our revenues.
Many of our customers are international, independent and major integrated offshore energy exploration, development and production companies and offshore energy companies. In recent years, these companies have undergone substantial consolidation and engaged in sales of specific assets. Additional consolidation and asset sales are possible. Consolidation shrinks our customer base. In the event one of our customers combines with, or sells assets to, a company that is using the services of one of our competitors, the combined or successor company could decide to use the services of that competitor or another provider. Further, merger activity among both major and independent oil and natural gas companies affects exploration, development and production activity, as the consolidated companies often put projects on hold while integrating operations or cancel projects deemed too small in context of a larger business or use cost savings to reduce debts.
Consumer preferences for alternative fuels, as part of the global energy transition, may lead to reduced demand for our services.
The increasing penetration of renewable energy into the energy supply mix, the increased production of electric-powered vehicles and improvements in energy storage, as well as changes in consumer preferences, including increased consumer demand for alternative fuels, energy sources and electric-powered vehicles, may affect the demand for oil and natural gas and drilling services. This evolving transition of the global energy system from fossil-based systems of energy production and consumption to more renewable energy sources, commonly referred to as the energy transition, could have a material adverse impact on our results of operations, financial position and cash flows. As a result of changes in consumer preferences and uncertainty regarding the pace of the energy transition and expected impacts on oil and natural gas demand, there have been changes in the budgets of offshore energy companies in connection with the move away from oil and natural gas exploration and production, which could result in reduced capital spending by our customers and in turn reduced demand for our services.
Risks Related to the Offshore Energy Industry
The demand for our services is substantially dependent on the level of offshore energy exploration, development and production activity.
We provide helicopter and fixed wing services to companies engaged in offshore energy exploration, development and production activities. As a result, demand for our services, as well as our revenues and our profitability, are substantially dependent on the worldwide levels of activity in offshore energy exploration, development and production. These activity levels are principally affected by trends in, and expectations regarding, oil and natural gas prices, as well as the capital expenditure budgets of offshore energy companies and shifts in technology for energy exploration, development and production. We cannot predict future exploration, development and production activity or offshore energy price movements. Historically, the prices for oil and gas and activity levels have been volatile and are subject to factors beyond our control, such as:
•the supply of and demand for offshore energy and market expectations for such supply and demand;
•actions of OPEC+ to control prices or change production levels;
•increased supply of offshore energy resulting from onshore hydraulic fracturing activity and shale development;
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
•the policies of various governments regarding exploration and development of their offshore energy reserves; and
•the worldwide political environment, including the armed conflict in Ukraine and associated economic sanctions on Russia, Nigeria or other geographic areas, or further acts of terrorism in the U.K., U.S. or elsewhere.
Even though offshore energy prices recovered in 2022 and 2023 to date, developments or changes relating to the factors above could adversely affect the long-term outlook for offshore energy exploration, development and production activities.
The continued threat of terrorism and the impact of military and other action, including escalating tensions between Russia and Ukraine and the potential destabilizing effect such conflict may pose for the European continent or the global oil and natural gas markets could materially adversely affect us.
The occurrence or threat of terrorist attacks in the countries in which we operate, anti-terrorist efforts and other armed conflicts involving the United States or other countries in which we operate could adversely affect our financial condition, results of operations and cash flows. For example, on February 24, 2022, Russia launched a large-scale invasion of Ukraine that has led to significant armed hostilities, and sustained conflict and disruption in the region is anticipated. As a result, the United States, the United Kingdom, the member states of the European Union and other public and private actors have levied severe sanctions on Russia. The geopolitical and macroeconomic consequences of this invasion and associated sanctions cannot be predicted, and such events, and any further hostilities in Ukraine or elsewhere, could severely impact the world economy on top of the already significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, as well as trade disputes or trade barriers. As the situation continues to evolve, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenues. Oil and natural gas‑related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our customers’ operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.
Any significant development impacting deepwater drilling in the U.S. Gulf of Mexico could materially adversely affect us.
We are highly dependent on offshore energy activities in the U.S. Gulf of Mexico, which is subject to stringent regulation, particularly in the aftermath of the sinking of the Deepwater Horizon, including with respect to financial assurance requirements, inspection programs, environmental protection and workplace health safety by BSEE, the U.S. Bureau of Ocean Energy Management, the U.S. Occupational Safety and Health Administration and other regulatory agencies. These agencies may revise existing, or impose new, safety and environmental guidelines and regulations for drilling in the U.S. Gulf of Mexico and other geographic regions, the result of which may increase the costs and regulatory burden of exploration, development and production, reduce the area of operations for offshore energy activities and result in permitting delays. It is difficult to predict the likelihood, nature or extent, or ultimate impact of any new or revised guidelines, regulations or legislation that may be implemented, including in response to the Biden administration’s executive orders and policies. A prolonged suspension of drilling activity or permitting delays in the U.S. Gulf of Mexico and other geographic locations in which we operate, new regulations and/or increased liability for companies operating in the offshore energy sector, whether or not caused by a new incident in any region, could result in reduced demand for our services and could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Legal, Tax and Regulatory Matters
We have experienced cybersecurity incidents in the past, and cybersecurity breaches or business system disruptions may adversely affect our business in the future.
We rely on our information technology infrastructure and management information systems to operate and record almost every aspect of our business. This may include confidential or personal information belonging to us, our employees, customers, suppliers, or others. Similar to other companies, our systems and networks, and those of third parties with whom we do business, may be subject to cybersecurity breaches caused by, among other things, illegal hacking, insider threats, computer viruses, phishing, malware, ransomware, or acts of vandalism or terrorism, or those perpetrated by criminals or nation-state actors. Furthermore, we may also experience increased cybersecurity risk due to some of our personnel working remotely. We have experienced cyber incidents in the past, although none have been material or had a material adverse effect on our business or financial condition. We may experience additional cybersecurity incidents and security breaches in the future. In addition to our own systems and networks, we use third-party service providers to process certain data or information on our behalf. Due to applicable laws and regulations, we may be held responsible for cybersecurity incidents attributed to our service providers to the extent it relates to information we share with them. Although we seek to require that these service providers implement and maintain reasonable security measures, we cannot control third parties and cannot guarantee that a security breach will not occur in their systems or networks.
Despite our efforts to continually refine our procedures, educate our employees, and implement tools and security measures to protect against such cybersecurity risks, there can be no assurance that these measures will prevent unauthorized access or detect every type of attempt or attack. Our potential future upgrades, refinements, tools and measures may not be completely effective or result in the anticipated improvements, if at all, and may cause disruptions in our business operations. In addition, a cyberattack or security breach could go undetected for an extended period of time, and the ensuing investigation of the incident would take time to complete. During that period, we would not necessarily know the impact to our systems or networks, costs and actions required to fully remediate the effects of any such cyberattack or security breach and our initial remediation efforts may not be successful, and the errors or actions could be repeated before they are fully contained and remediated. A breach or failure of our systems or networks, critical third-party systems on which we rely, or those of our customers or vendors, could result in an interruption in our operations, disruption to certain systems that are used to operate our aircraft or other assets, unplanned capital expenditures, unauthorized publication of our confidential business or proprietary information, unauthorized release of customer, employee or third party data, theft or misappropriation of funds, violation of privacy or other laws, and exposure to litigation or indemnity claims including resulting from customer-imposed cybersecurity controls or other related contractual obligations. There could also be increased costs to detect, prevent, respond, or recover from cybersecurity incidents. Any such breach, or our delay or failure to make adequate or timely disclosures to the public, regulatory or law enforcement agencies or affected individuals following such an event, could have a material adverse effect on our business, reputation, financial position, results of operations and cash flows, and cause reputational damage.
We operate in many international areas through entities that we do not control and are subject to government regulation that limits foreign ownership of aircraft companies in favor of domestic ownership.
We conduct many of our international operations through entities in which we have a noncontrolling interest or through strategic alliances with foreign partners. For example, we have acquired interests in, or in some cases have lease and service agreements with, entities that operate aircraft in Canada and Egypt. We provide engineering and administrative support to certain of these entities. We derive lease revenues, service revenues, equity earnings and dividend income from these entities. For the nine months ended December 31, 2022, we received approximately $23.6 million, of revenues from the provision of aircraft and other services to unconsolidated affiliates. As a result of not owning a majority interest or maintaining voting control of our unconsolidated affiliates, we do not have the ability to control their policies, management or affairs. The interests of persons who control these entities or partners may differ from ours and may cause such entities to take actions that are not in our best interest. Certain of our co-owners of these entities have the right to require us to purchase their interest, in which case we would need to find a qualifying person to hold the interest. See “Item 1. Business – Government Regulation” for additional information. If we are unable to maintain our relationships with our partners in these entities, we could lose our ability to operate in these areas, potentially resulting in a material adverse effect on our business, financial condition and results of operations. Additionally, an operational incident involving one of the entities over which we do not have operational control may nevertheless cause us reputational harm.
We are subject to governmental regulation that limits foreign ownership of aircraft companies in favor of domestic ownership. Based on regulations in various markets in which we operate, the use of our local AOCs may be halted and we may lose our ability to operate within these countries if certain levels of local ownership are not maintained. The inability to utilize our local AOCs for any reason, including foreign ownership in excess of permitted levels, could have a material adverse effect on our ability to conduct operations within these markets and our overall financial condition. We cannot assure you that there will be no changes in aviation laws, regulations or administrative requirements or the interpretations or applications thereof that could restrict or prohibit our ability to operate in certain regions or that would cause the cost of operating in the region uneconomical. Any such restriction or prohibition on our ability to operate in non-U.S. jurisdictions or any significant increase in cost operating in such jurisdictions as a result of changes in law and regulation or otherwise may have a material adverse effect on our business, financial condition and results of operations.
Environmental regulations and liabilities may increase our costs and adversely affect our business.
Our operations are subject to U.S. federal, state and local and foreign environmental laws and regulations governing the protection of the environment and health and safety that impose limitations on the discharge of pollutants into the environment and establish standards for the treatment, storage, recycling and disposal of toxic and hazardous wastes. The nature of our business requires that we use, store and dispose of materials that are subject to environmental regulation. The longer-term trend of more expansive and stringent environmental legislation and regulations is expected to continue, which makes it challenging to predict the cost or impact on our future operations. Liabilities associated with environmental matters could have a material adverse effect on our business, financial condition and results of operations. Under certain environmental laws, we could be exposed to strict, joint and several liability for cleanup costs and other damages relating to releases of hazardous materials or contamination, regardless of whether we were responsible for the release or contamination, and even if our operations were lawful at the time or in accordance with industry standards. Additionally, any failure by us to comply with applicable environmental laws and regulations may result in governmental authorities taking action against us that could adversely impact our operations and financial condition, including the:
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
In February 2021, the Biden administration rejoined the Paris Agreement. In addition, in September 2021, President Biden publicly announced the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030. Since its formal launch at the United Nations Climate Change Conference (COP26), over 100 countries have joined the pledge. Most recently, at the 27th conference of parties, President Biden announced the Environmental Protection Agency’s (“EPA”) proposed standards to reduce methane emissions from existing offshore energy sources, and agreed, in conjunction with the European Union and a number of other partner countries, to develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. Additionally, in August 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”). Among other things, the IRA includes a methane emissions reduction program. Additionally, while the pause on new oil and natural gas leases on public lands and offshore waters has been lifted subject to certain limitations, the impacts of these and other future orders or legislation or regulation remain unclear at this time and could have an impact on our customers, and in turn have negative effect on our business, financial conditions, results of operations, and cash flows.
Additional changes in environmental laws or regulations, including laws relating to the emission of carbon dioxide and other greenhouse gases or other climate change concerns, could require us to devote capital or other resources to comply with those laws and regulations. These changes could also subject us to additional costs and restrictions, including increased fuel costs. In addition, such changes in laws or regulations could increase costs of compliance and doing business for our customers and thereby decrease the demand for our services. Because our business depends on the level of activity in the offshore energy industry, existing or future laws, regulations, treaties or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws, regulations, treaties or international agreements reduce the worldwide demand for offshore energy or limit drilling opportunities.
Our results could be impacted by U.S. and foreign social, political, regulatory and economic conditions as well as by changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. government.

Changes in U.S. political, regulatory and economic conditions or laws and policies governing foreign trade (including the U.S. trade agreements and U.S. tariff policies), travel to and from the U.S., immigration, manufacturing, development and investment in the territories and countries in which we operate, and any negative sentiments or retaliatory actions towards the U.S. as a result of such changes, could adversely affect the industry as a whole, which could adversely affect our business, financial position, results of operations, cash flows and growth prospects.
The Trump administration, along with Congress, created significant uncertainty about the future relationship between the U.S. and other countries with respect to the trade policies, treaties, taxes, government regulations and tariffs that would be applicable. It is unclear what changes, if any, might be considered or implemented and what response to any such changes may be by the governments of other countries. These changes have created significant uncertainty about the future relationship between the U.S. and China, as well as other countries, including with respect to the trade policies, treaties, government regulations and tariffs that could apply to trade between the U.S. and other nations. Changes in these policies may have a material adverse effect on our business, financial position, results of operations, cash flows and growth prospects.
We are subject to legal compliance risks, including anti-corruption statutes, the violation of which may materially adversely affect our business, financial condition and results of operations.
As a global business, we are subject to complex laws and regulations in the U.S. and other countries in which we operate. These laws and regulations relate to a number of aspects of our business, including import and export controls, the payment of taxes, employment and labor relations, fair competition, data privacy protections, securities regulation, anti-money laundering, anti-corruption, economic sanctions and other regulatory requirements affecting trade and investment. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenues and profitability. A failure to comply could also result in significant fines, damages and other criminal sanctions against us, our officers, employees, joint venture partners or strategic partners, prohibitions or additional requirements on the conduct of our business and damage to our reputation. Further, we could be charged with wrongdoing for any violation of such laws and regulations by our agents, local partners or joint ventures, even though such parties may not be subject to the applicable statutes or may not operate under our control. Failure by us or one of our agents, joint ventures or strategic partners to comply with applicable export and trade practice laws could result in civil or criminal penalties and suspension or termination of export privileges. Certain violations of law could also result in suspension of or debarment from government contracts. We incur additional legal compliance costs associated with our global regulations and the changes in laws or regulations and related interpretations and other guidance could result in higher expenses and payments. Uncertainty relating to such laws or regulations, including how they affect a business or how we are required to comply with the laws, may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights.
In many foreign countries, particularly those with developing economies, it may be customary for others to engage in business practices that are prohibited by laws such as the FCPA, the U.K. Bribery Act, the BCCA in Brazil, an anti-bribery law that is similar to the FCPA and the U.K. Bribery Act, or other similar laws. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors, agents and business partners will not take action in violation of our internal policies or applicable law and any such violation could have a material adverse effect on our business, financial condition and results of operations.
Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy and data protection.
The regulatory environment surrounding data privacy and protection is constantly evolving and can be subject to significant change. Laws and regulations governing data privacy and the unauthorized disclosure of confidential information, including the European Union General Data Protection Regulation (the “GDPR”), pose increasingly complex compliance challenges and potentially elevate our costs. The U.K. may enact data privacy laws similar to the GDPR following Brexit, in order to maintain harmony with GDPR requirements, but this is not yet settled. Any failure, or perceived failure, by us to comply with applicable data protection laws could result in proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments and negative publicity, require us to change our business practices and increase the costs and complexity of compliance, which could adversely affect our business.

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
The DOT can review our economic fitness to continue our operations, among other things. The Department of Commerce, through its International Traffic in Arms Regulations (“ITAR”), regulates our imports and exports of aircraft (through leases and sales) as well as parts sales to international customers and the use of certain regulated technology in domestic and international airspace. If we fail to comply with these laws and regulations, or if these agencies develop concerns over our operations, we could face administrative, civil and/or criminal penalties. In addition, we may become subject to regulatory actions that could suspend, curtail or significantly modify our operations. A suspension or substantial curtailment of our operations or any substantial modification of our current operations may have a material adverse effect on our business, financial condition and results of operations.
Other Countries and Regulations. Our operations in other jurisdictions, including the U.K., Nigeria and Brazil, are regulated to various degrees by the governments of such jurisdictions and must be conducted in compliance with those regulations and, where applicable, in accordance with our air service licenses and AOCs. Such regulations may require us to obtain a license to operate in that country, favor local companies or require operating permits that can only be obtained by locally registered companies and often impose other nationality requirements. In such cases, we partner with local persons, but there is no assurance regarding which foreign governmental regulations may be applicable to our helicopter operations in the future and whether we would be able to comply with them.
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
Our future effective tax rates could be adversely affected by changes in tax laws, both domestically and internationally, or the interpretation or application thereof. From time to time, the U.S. Congress and foreign, state and local governments consider legislation that could increase our effective tax rate or the effective tax rates of our consolidated affiliates. President Biden has previously provided informal guidance on certain tax law changes that he would support, including raising the rate on both domestic and foreign income. In addition, he recently signed into law the IRA, which, among other things, imposes a new 15% corporate alternative minimum tax on book income, which could adversely affect our profitability if it were to apply to us. We cannot determine whether, or in what form, other future tax legislation will ultimately be enacted or what impact any such legislation could have on our profitability.

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
In addition, the IRA imposes a 1% excise tax on net repurchases of shares after December 31, 2022. The imposition of the excise tax on repurchases of common stock may increase our cost of making repurchases and may cause our management and/or board of directors to reduce the number of shares repurchased pursuant to our share repurchase program. We continue to evaluate the impact of this legislation.
Risks Related to Our Common Stock and Corporate Structure
Our stock price may fluctuate significantly.
The trading price of our common stock may be volatile and subject to wide price fluctuations in response to various factors, including:
•market conditions in the broader stock market;
•commodity prices, including offshore energy prices and the perceived level of offshore energy activities;
•actual or anticipated fluctuations in our and our competitors’ quarterly financial condition and results of operations;
•introduction of new equipment or services by us or our competitors;
•grounding of all or a portion of our fleet;
•issuance of new or changed securities analysts’ reports or recommendations or a lack of coverage by securities analysts;
•policies of investors, including pension funds, to divest investments in the offshore energy sector based on their environmental and social considerations;
•sales, or anticipated sales, of large blocks of our common stock;
•business or asset acquisitions or dispositions;
•additions or departures of key personnel;
•regulatory or political developments, including those related to budget appropriations;
•litigation or governmental investigations;
•a negative shift in sentiment toward the offshore energy industry;
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
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us, our business and our market. If one or more analysts adversely change their recommendation regarding our common stock or our competitors’ stock, our share price would likely decline. If one or more analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets which in turn could cause our share price or trading volume to decline. Moreover, if one or more analysts covering our business downgrade our common stock or drop coverage, or if our operating results do not meet their expectations, our stock price could decline.
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
Our certificate of incorporation provides that persons or entities that are not “citizens of the U.S.” (as defined in the Federal Aviation Act of 1958, as amended (the “Federal Aviation Act”)) shall not collectively own or control more than 25% of the voting power of our outstanding capital stock (the “Permitted Foreign Ownership Percentage”) and that, if at any time persons that are not citizens of the U.S. nevertheless collectively own or control more than the Permitted Foreign Ownership Percentage, the voting rights of our outstanding voting capital stock in excess of the Permitted Foreign Ownership Percentage owned by stockholders who are not citizens of the U.S. shall automatically be reduced. These voting rights will be reduced pro rata among the holders of voting shares who are not citizens of the U.S. to equal the Permitted Foreign Ownership Percentage based on the number of votes to which the underlying voting securities are entitled. Shares held by persons who are not U.S. citizens may lose their associated voting rights and be redeemed as a result of these provisions. Accordingly, in the event of any vote by our stockholders, the voting rights of shares held by non-U.S. citizens would be reduced pursuant to our organizational documents if such ownership remains above 25% of our total outstanding common stock at the time of such vote. These restrictions may also have a material adverse impact on the liquidity or market value of our common stock because stockholders may be unable to transfer our common stock to persons who are not citizens of the U.S. and because persons who are not U.S. citizens may be unable or unwilling to hold shares of our common stock the voting rights of which have been reduced.

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
If we fail to comply with these and other covenants, we would be in default under the National Westminster Facilities and the ABL Facility (together, our “Credit Facilities”) and the indenture governing the 6.875% Senior Notes, and the principal and accrued interest on our outstanding indebtedness may become due and payable. In addition, our Credit Facilities and other debt agreements contain, and our future debt agreements may contain, similar and additional affirmative and negative covenants. Our Credit Facilities and the 6.875% Senior Notes are secured by many of our assets (including most of our helicopters), and such assets may not be available to secure additional financings. As a result, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be considered beneficial to us.

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
Loss of the services of key management personnel at our corporate and regional headquarters without being able to attract personnel of equal ability could have a material adverse effect upon us. Further, Title 49—Transportation of the United States Code of Federal Regulations and other statutes require our President, two-thirds of the Board and other managing officers be U.S. citizens. Our failure to attract and retain qualified executive personnel or for such executive personnel to work well together or as effective leaders in their respective areas of responsibility could have a material adverse effect on our current business and future growth.
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
In recent years, increasing attention has been given to corporate activities related to environmental, social and governance (“ESG”) matters in public discourse and the investment community. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including through the investment and voting practices of investment advisers, proxy advisory firms, public pension funds, universities and other members of the investing community. These activities include increasing attention and demands for action related to climate change, promoting the use of substitutes to fossil fuel products and encouraging the divestment of companies in the offshore energy industry. These activities are especially relevant to us in light of our participation in the energy industry and therefore could reduce demand for our services, reduce our profits, increase the potential for investigations and litigation and thereby increase our costs, impair our brand and have negative impacts on the price of our common stock and access to capital markets. The adoption and expansion of ESG-related legislation and regulation may also result in increased capital expenditures and compliance, operational and other costs to us.
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
Our public disclosures on sustainability and other ESG initiatives include our goals or expectations with respect to those matters. There can be no assurance that we will be able to accomplish our announced goals related to our ESG program, as statements regarding our ESG goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them within the timelines we announce or at all. Further, our initiatives and goals may not be favored by certain stakeholders and could impact the attraction and retention of investors, customers and employees. Efforts to achieve our initiatives and goals, including collecting, measuring and reporting ESG information and metrics, involve numerous operational, reputational, financial, legal and other risks and may result in additional costs or delays, and as a result may have a negative impact on us, including our brand, reputation and stock price.
Negative publicity relating to our business or the industry as a whole may adversely impact us.
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
Our executive offices are located in Houston, Texas. We also maintain offices and operating facilities in all operating regions and residential locations near our operating bases which are primarily used for housing pilots and staff supporting those operations. The majority of the bases from which we operate are leased, with remaining terms of between one and fifty-six years.
Our principal physical properties are aircraft, which are more fully described in Item 1, - “Business - Equipment and Services” in this Transition Report on Form 10-KT.

Bases
Bristow maintains operating bases strategically located across all regions allowing us to provide point to point transportation and operational support services to our customers. As of December 31, 2022, we operated out of 45 bases globally.

Number of Bases
Europe:
Netherlands	2
Norway	5
U.K.	3
U.K. SAR	12
Americas
Brazil	4
Latin America - Other(1)	4
U.S. Gulf of Mexico	10
Africa
Nigeria	4
Asia Pacific
Australia	1
Total	45
________________________
(1) Includes bases in the Dutch Caribbean, Guyana, Suriname and Trinidad.

ITEM 3.	LEGAL PROCEEDINGS
In the normal course of business, we become involved in various litigation matters including, among other things, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining our potential exposure to these matters and has recorded reserves in our financial statements related thereto as appropriate. It is possible that a change in our estimates related to these exposures could occur, but we do not expect any such changes in estimated costs would have a material effect on our consolidated financial position or results of operations.
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
Market Information for Common Stock
Our Common Stock is listed on the NYSE under the trading symbol “VTOL.” On March 2, 2023, the closing price per share of our Common Stock as reported on the NYSE was $28.20.
Holders of Record
As of March 2, 2023, there were 370 holders of record of our Common Stock.
Dividend Policy
We have not declared or paid any cash dividends on our Common Stock. We do not expect to pay any cash dividends in the foreseeable future.
Company Purchases of Equity Securities
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the last quarter of the Transition Period ended December 31, 2022:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	—	$—	—	$40,000,000
November 1, 2022 - November 30, 2022	—	$—	—	$40,000,000
December 1, 2022 - December 31, 2022	—	$—	—	$40,000,000
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

Performance Graph
    The following graph shows a comparison from December 31, 2017 through December 31, 2022 of the cumulative total return for our Common Stock, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”), the Standard & Poor’s Oil & Gas Equipment Select Industry Index and our peer group. The graph assumes that $100 was invested at the market close on December 31, 2017.
In 2020, we changed our peer group to include Air Transport Services Group Inc., Allegiant Travel Company, Atlas Air Worldwide Holdings Inc., Core Laboratories NV, Forum Energy Technologies Inc., Helix Energy Solutions Group Inc., Kirby Corporation, Matson Inc., MRC Global Inc., Newpark Resources Inc., Oceaneering International Inc., Oil States International Inc., SkyWest Inc., Spirit Airlines Inc. and Transocean Ltd. based on their industry and similar market capitalization.
Our former peer group included Air Transport Services Group Inc., Allegiant Travel Company, Atlas Air Worldwide Holdings Inc., Basic Energy Services Inc., CARBO Ceramics Inc., Hornbeck Offshore Services Inc., Key Energy Services Inc., Newpark Resources, Inc., SEACOR Holdings Inc. and Tidewater Inc. The decision to change our peer group was primarily due to the delisting of certain companies that made up our former peer group as a result of Chapter 11 proceedings, private equity purchases, market consolidations involving some of the former peer group companies.
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
The following is a discussion and analysis of our financial condition and results of operations for the nine months ended December 31, 2022 and 2021. This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes and the other financial information included elsewhere in this Transition Report on Form 10-KT. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Item 1.A. Risk Factors” and elsewhere in this Transition Report on Form 10-KT, our actual results may differ materially from those anticipated in these forward-looking statements.
A discussion of the financial condition and results of operations for the periods prior to the fiscal year transition, for the twelve months ended March 31, 2022 and 2021, can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K, filed with the SEC on May 31, 2022.
Overview
We are the leading global provider of innovative and sustainable vertical flight solutions, primarily providing aviation services to a broad base of offshore energy companies and government agencies. Our helicopters are primarily used to transport personnel to, from and between offshore energy installations. In the nine months ended December 31, 2022 and 2021, approximately 66% and 67%, respectively, of our total operating revenues were derived from offshore energy services while approximately 24% and 24%, respectively, were derived from government services primarily consisting of public sector SAR services in the U.K., and approximately 10% and 9%, respectively, were derived from fixed wing and other services.
We conduct our business out of one segment, aviation services, and serve customers in Australia, Brazil, Canada, Chile, the Dutch Caribbean, the Falkland Islands, Guyana, India, Mexico, the Netherlands, Nigeria, Norway, Spain, Suriname, Trinidad, the U.K. and U.S.
Recent Developments
Entry into Long-Term Equipment Financing
In January 2023, Bristow entered into two thirteen-year secured equipment financings for an aggregate amount up to £145 million with National Westminster Bank Plc (“NatWest”). The proceeds from the financings (“NatWest Debt”) were used to refinance the indebtedness of the previous equipment financing facilities with Lombard North Central Plc (“Lombard Debt”), refinance the aircraft financed thereby, and provide additional financing to support Bristow's obligations under its SAR contracts in the U.K. The credit facilities were funded on January 27, 2023, for approximately £138 million. The credit facilities have thirteen-year terms with repayment due in quarterly installments commencing March 31, 2023. The credit facilities bear interest at a rate equal to the Sterling Overnight Index Average (“SONIA”) plus 2.75% per annum. Bristow's obligations will be secured by ten search and rescue (SAR) helicopters.
Agreement to Purchase AW139s for UKSAR2G
In October 2022, Bristow entered into an agreement to purchase six new AW139 medium helicopters for approximately $106 million. The new aircraft are expected to be delivered in 2024 and will be used to support the UKSAR2G contract awarded to Bristow in July 2022.
Commencement of Government SAR Operations
In November 2022, Bristow launched its SAR helicopter services for the Netherlands Coast Guard. The 10-year government SAR helicopter contract was awarded by the Netherlands Defense Materiel Organization to provide SAR helicopter capacity with dedicated SAR equipped AW189 helicopters at the Den Helder and Midden Zeeland Airports. Bristow also began SAR operations in the Dutch Caribbean on behalf of the Dutch Caribbean Coast Guard in October 2022.

Market Outlook
Government services, especially the public SAR market, is continuing to evolve, and we believe further outsourcing of public SAR services and other government contract work will become available to the private sector in the future, although the timing of these opportunities is uncertain. The duration of these contracts generally lasts for ten or more years with options for renewal. Privatization of aviation services historically operated by the public sector depend heavily on governmental agencies receiving funding through budget appropriation, and the desire to outsource such services. As government agencies in various countries begin to see the advantages of outsourcing public SAR services, other opportunities such as firefighting, surveying, training, maintenance and emergency response services could become available. In the past year, we have commenced operations under two new SAR contracts and acquired a small but strategically important business to enhance our government services offering. We expect the full year impact of these recent contract commencements to have positive impacts on our financial results, though a continued strengthening of the U.S. dollar relative to local currencies in fiscal year 2023, particularly the British pound sterling, could offset a portion of the benefits we expect to derive from the expected increased activity. For further commentary on our foreign exchange risk, see “Item 1.A. Risk Factors - Foreign exchange risks and controls may affect our financial position and results of operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Risk.” We believe that we are well positioned to continue to serve the market as more opportunities arise.
The offshore energy market is highly cyclical with demand linked to the price of oil and gas. The prices of oil and gas are critical factors in our customers’ investment and spending decisions. The price of crude oil had been range-bound for a number of years and then the COVID-19 pandemic further devastated the global oil and gas industry, which negatively impacted the cash flows of our customers and has led them to reduce capital and operational expenditures from prior levels, including reductions related to offshore exploration, development and production activities. More recently, oil and gas prices have shown signs of recovery, and we believe a multi-year growth cycle is underway. Given our sector’s late cycle exposure and the lag effect involving new projects, we expect the benefits of increased activity to become evident in our financial results in the coming years. A tighter equipment market, constrained global labor force, and inflationary cost pressures are expected to drive meaningful rate increases for our business.
The reopening of borders in Australia has shown positive signs of recovery to our fixed wing line of service. Such increases in activity are expected to continue in the following year, however, pilot shortages will remain a challenge to our fixed wing business.
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
Operating revenues recorded under our offshore energy line of service are primarily generated from offshore energy exploration, development and production activities with fixed-term contracts generally ranging between one to five years, subject to provisions permitting early termination by customers. Customers are invoiced on a monthly basis with payment terms of 30 to 60 days. Revenues are typically earned through a combination of fixed monthly fees plus an incremental charge based on flight hours flown. Ad hoc revenues are typically earned through either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate with a minimum number of hours to be charged daily.
Our customers for SAR services include both the offshore energy industry, where our revenues are primarily dependent on our customers’ operating expenditures, and governmental agencies, where our revenues are dependent on a country’s desire to privatize SAR and enter into long-term contracts. Operating revenues for these emergency response services are earned through a fixed monthly fee plus an incremental charge for flight hours flown, and charter revenues are typically earned through an hourly rate with a minimum number of hours to be charged daily.
We derive revenues from our fixed wing line of service by providing transportation services through passenger transport and charter services, with ticket sales recorded under deferred revenues on our consolidated balance sheets. Revenues are recognized over time at the earlier of the period in which the service is provided or the period in which the right to travel expires; this is determined by the terms and conditions of the ticket. For scheduled charter services, our contracts typically include variable rates based on the number of passengers, flights or flight hours. These agreements may also include a monthly standing charge; however, this is much less common as compared to helicopter contracts. Both chartered and scheduled airline services revenues are recognized net of passenger taxes and discounts.
Our policy of expensing all helicopter repair costs as incurred may result in operating expenses varying substantially when compared with a prior year or prior quarter if a disproportionate number of repairs, refurbishments or overhauls are undertaken. This variation can be exacerbated by the timing of entering or exiting third-party power-by-the-hour (“PBH”) programs and the timing of vendor credits.
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
Lines of Service
Offshore Energy. The offshore energy market is highly cyclical with demand heavily correlated to the price of oil and gas, which tends to fluctuate depending on many factors, including global economic activity, levels of inventory and overall demand. In addition to the price of oil and gas, the availability of acreage and local tax incentives or disincentives and requirements for maintaining interests in leases affect activity levels in the offshore energy industry. Price levels for oil and gas by themselves can cause additional fluctuations by inducing changes in consumer behavior. The three main regions where we offer offshore energy transportation services are Europe, the Americas and Africa.
Government Services. Since 2015, we have been providing SAR services in the U.K. on behalf of the MCA and support helicopter services such as training, troop movement and SAR for the MOD. In 2022, we began providing SAR services to the Netherlands and the Dutch Caribbean. Additionally, we provide aviation services to various other government agencies globally.
Fixed Wing Services. Our fixed wing services are currently operating in Australia and Nigeria, providing regular passenger transport (scheduled airline service with individual ticket sales) and charter services.

Other Activities and Services. In order to diversify sources of our earnings and cash flow, we deploy a number of helicopters in support of other industries and activities, one of which includes entering into lease arrangements for our helicopters with operators primarily located in international markets such as Chile, India, Mexico and Spain. The helicopters are contracted to non-governmental local helicopter operators, which often prefer to lease helicopters rather than purchase them. Leasing affords us the opportunity to access new markets without significant infrastructure investment and generally without ongoing operating risk, as well as countries where we are not eligible to own and control our own operating certificate. Revenues derived from offshore energy services outside of our three major operating regions and other aviation services not included in the three lines of service noted above are also reflected in this line of service.

Results of Operations
The following table presents our operating results for the applicable periods, (in thousands, except percentages):

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2022	2021
Revenues:		(Unaudited)
Operating revenues	$897,880	$863,480	$34,400	4.0%
Reimbursable revenues	24,689	34,324	(9,635)	(28.1)%
Total revenues	922,569	897,804	24,765	2.8%

Costs and expenses:
Operating expenses
Personnel	220,172	228,182	8,010	3.5%
Repairs and maintenance	199,754	187,930	(11,824)	(6.3)%
Insurance	13,308	18,940	5,632	29.7%
Fuel	85,902	53,639	(32,263)	(60.1)%
Leased-in equipment	71,923	78,167	6,244	8.0%
Other	99,632	88,288	(11,344)	(12.8)%
Total operating expenses	690,691	655,146	(35,545)	(5.4)%
Reimbursable expenses	24,179	33,863	9,684	28.6%
General and administrative expenses	123,041	117,419	(5,622)	(4.8)%
Merger and integration costs	994	2,416	1,422	58.9%
Restructuring costs	—	985	985	nm
Depreciation and amortization expense	49,587	58,062	8,475	14.6%
Total costs and expenses	888,492	867,891	(20,601)	(2.4)%

Loss on impairment	(5,187)	(24,835)	19,648	79.1%
Gain (loss) on disposal of assets	(480)	1,388	(1,868)	nm
Earnings (losses) from unconsolidated affiliates, net	1,461	(1,413)	2,874	nm
Operating income	29,871	5,053	24,818	nm

Interest income	1,651	144	1,507	nm
Interest expense, net	(30,707)	(31,280)	573	1.8%
Loss on extinguishment of debt	—	(124)	124	nm
Reorganization items, net	(99)	(578)	479	82.9%
Loss on sale of subsidiaries	—	(2,002)	2,002	nm
Other, net	20,363	25,483	(5,120)	(20.1)%
Total other income (expense), net	(8,792)	(8,357)	(435)	(5.2)%
Income (loss) before income taxes	21,079	(3,304)	24,383	nm
Income tax expense	(7,494)	(8,034)	540	6.7%
Net income (loss)	13,585	(11,338)	24,923	nm
Net income attributable to noncontrolling interests	(57)	(141)	84	59.6%
Net income (loss) attributable to Bristow Group Inc.	$13,528	$(11,479)	$25,007	nm

Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the applicable periods (in thousands, except percentages):

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2022	2021
Offshore energy:
Europe	$265,241	$281,598	$(16,357)	(5.8)%
Americas	259,844	251,233	8,611	3.4%
Africa	65,676	45,568	20,108	44.1%
Total offshore energy services	590,761	578,399	12,362	2.1%
Government services	217,028	206,619	10,409	5.0%
Fixed wing services	79,952	68,566	11,386	16.6%
Other services	10,139	9,896	243	2.5%
	$897,880	$863,480	$34,400	4.0%
Operating Revenues. Operating revenues were $34.4 million higher in the nine months ended December 31, 2022 (the "Current Period”) compared to the nine months ended December 31, 2021 (the "Prior Year Period").
Operating revenues from offshore energy services were $12.4 million higher in the Current Period.
Operating revenues from offshore energy services in the Africa region were $20.1 million higher primarily due to higher utilization.
Operating revenues from offshore energy services in the Americas region were $8.6 million higher in the Current Period primarily due to higher utilization in Suriname, Brazil and Guyana of $6.6 million, $6.3 million and $5.2 million, respectively, higher fuel revenues of $4.8 million and higher lease payments received from Cougar, which are recognized on a cash basis, of $1.6 million. These increases were partially offset by lower utilization in Trinidad and GOM of $13.9 million and $1.7 million, respectively, and $0.3 million due to the sale of the Company’s business in Colombia in the Prior Year Period.
Operating revenues from offshore energy services in the Europe region were $16.4 million lower in the Current Period. Revenues in Norway were $10.9 million lower primarily due to the weakening of the Norwegian krone relative to the U.S. dollar of $11.0 million and lower utilization of $8.6 million, partially offset by higher fuel revenues of $8.7 million. Revenues in the U.K. were $5.5 million lower primarily due to the weakening of the British pound sterling (“GBP”) relative to the U.S. dollar of $14.4 million, partially offset by higher fuel revenues of $5.9 million and higher utilization of $3.0 million.
Operating revenues from government services were $10.4 million higher in the Current Period primarily due to higher revenues related to the commencement of new contracts in the Falkland Islands, the Dutch Caribbean and the Netherlands of $9.3 million, $4.9 million and $3.2 million, respectively. These increases were partially offset by lower revenues in U.K. SAR of $7.2 million due to the weakening of the GBP relative to the U.S. dollar of $25.1 million, partially offset by higher activity of $16.4 million and fuel revenues of $1.5 million.
Operating revenues from fixed wing services were $11.4 million higher in the Current Period primarily due to higher utilization.
Operating revenues from other services were $0.2 million higher in the Current Period.
Operating Expenses. Operating expenses were $35.5 million higher in the Current Period. Fuel expense was $32.3 million higher primarily due to higher global fuel prices and increased flight hours. Repairs and maintenance costs were $11.8 million higher primarily due to higher PBH expenses related to an increase in activity and flight hour rates including the impacts of the new government SAR contracts, partially offset by the timing of repairs. Other operating costs were $11.3 million higher in the Current Period primarily due to higher costs associated with new contracts of $12.3 million, higher training and travel costs of $4.3 million and higher freight cost of $0.7 million, partially offset by foreign currency hedging contract gains of $6.0 million.

These increases were partially offset by lower personnel costs of $8.0 million primarily due to favorable foreign exchange rate impacts in the Europe region. Leased-in equipment costs were $6.2 million lower due to aircraft lease returns. Insurance costs were $5.6 million lower primarily due to lower insurance deductibles and a decrease in premium rates following annual policy renewals.
General and Administrative Expenses. General and administrative expenses were $5.6 million higher primarily due to higher compensation costs, travel costs and professional services fees.
Merger and Integration costs. Merger and integration costs, which primarily consist of professional services fees and severance costs, were $1.4 million lower in the Current Period.
Restructuring Costs. During the Prior Year Period, restructuring costs were $1.0 million primarily due to severance costs.
Depreciation and Amortization Expense. Depreciation and amortization expenses were $8.5 million lower in the Current Period primarily due to certain assets being fully depreciated in the Prior Year Period.
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
Gain (Loss) on Disposal of Assets. During the Current Period, the Company sold or otherwise disposed of 12 helicopters and other assets, resulting in a net loss of $0.5 million. During the Prior Year Period, the Company sold 10 aircraft and other equipment resulting in net gains of $1.4 million.
Earnings (Losses) from Unconsolidated Affiliates, net. During the Current Period, the Company recognized earnings of $1.5 million compared to losses of $1.4 million in the Prior Year Period.
Interest Income. During the Current Period, the Company recognized interest income of $1.7 million compared to $0.1 million in the Prior Year Period.
Interest Expense, net. Interest expense, net was $0.6 million lower in the Current Period primarily due to lower debt balances and capitalized interest.
Reorganization Items, net. During the Current Period, the Company recognized losses related to reorganization items of $0.1 million compared to $0.6 million in the Prior Year Period.
Loss on sale of Subsidiaries. During the Prior Year Period, the Company recognized a loss of $2.0 million on the sale of its subsidiary in Colombia.
Other, net. Other income, net of $20.4 million in the Current Period resulted from foreign exchange gains of $14.9 million, government grants to fixed wing services of $2.5 million, a favorable interest adjustment to the Company’s pension liability of $2.2 million and a favorable settlement of $0.5 million. Other income, net of $25.5 million in the Prior Year Period was primarily due to a bankruptcy-related legal settlement of $9.0 million, government grants to fixed wing services of $8.7 million, insurance proceeds of $4.4 million, a favorable interest adjustment to the Company’s pension liability of $2.0 million and foreign exchange gains of $1.1 million.

	Nine Months Ended December 31,		Favorable (Unfavorable)
	2022	2021
Foreign exchange gains	$14,940	$1,086	$13,854
Pension-related income	2,152	1,955	197
Other	3,271	22,442	(19,171)
Other, net	$20,363	$25,483	$(5,120)
Income Tax Expense. Income tax expense was $7.5 million in the Current Period compared to $8.0 million in the Prior Year Period primarily due to the earnings mix of the Company’s global operations.

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
Summary of Cash Flows

	Nine Months Ended December 31,
	2022	2021
Cash flows provided by or (used in):
Operating activities	$(13,304)	$118,277
Investing activities	(44,142)	(9,528)
Financing activities	(20,732)	(59,592)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(24,153)	(2,774)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(102,331)	$46,383
Operating Activities
During the Current Year, cash flows used in operating activities were $13.3 million, which was $131.6 million lower than the Prior Year Period primarily due to changes in working capital of $61.2 million, payments on the PBH buy-in agreements of $55.4 million and increase in cash taxes paid of $6.4 million.
Investing Activities
During the Current Year, net cash used in investing activities was $44.1 million primarily consisting of:
•Capital expenditures of $49.6 million primarily related to payments for aircraft, purchases of equipment and leasehold improvements, and
•Cash paid for the acquisition of BIH, net of cash received, of $12.6 million, partially offset by
•Proceeds of $18.0 million from the sale or disposal of aircraft and other assets.
During the Prior Year Period, net cash used in investing activities was $9.5 million primarily as follows:
•Capital expenditures of $23.2 million primarily related to purchases of equipment and deposit payments for aircraft,
•Cash transferred in the sale of a subsidiary of $0.9 million, partially offset by
•Proceeds of $14.5 million from the sale or disposal of aircraft and other assets.
Financing Activities
During the Current Year, net cash used in financing activities was $20.7 million primarily consisting of:
•Stock repurchases of $11.4 million,
•Net repayments of debt of $8.6 million related to the Lombard Debt principal, and
•Payment on deferred financing costs of $0.8 million related to the refinancing of the ABL Facility.
During the Prior Year, net cash used in financing activities was $59.6 million primarily as follows:
•Stock repurchases of $40.6 million,
•Net repayments of debt and redemption premiums of $16.0 million, and
•Payments on debt issuance costs of $3.0 million.

Material Cash Requirements
The factors that materially affect our overall liquidity include cash from or used to fund operations, capital expenditure commitments, debt service, pension funding, adequacy of bank lines of credit and the our ability to attract capital on satisfactory terms. We believe that our cash flows from operating activities will be adequate to meet our working capital requirements. To support our capital expenditure program and/or other liquidity requirements, we may use any combination of operating cash flows, cash balances, borrowings under our ABL Facility, proceeds from sales of assets, issue debt or equity, or other financing options.
Our long-term liquidity is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, debt service, capital expenditures and a reasonable return on investment. There continues to be uncertainty and unpredictability around the extent to which oil prices may adversely affect demand for our services, which in turn could affect our business and liquidity. As of December 31, 2022, we had $160.0 million of unrestricted cash and $79.7 million of remaining availability under our ABL Facility for total liquidity of $239.7 million.
Our total principal debt balance as of December 31, 2022 was $511.4 million primarily comprised of the 6.875% Senior Notes due in March 2028 and two tranches of the Lombard Debt due in December 2023 and January 2024, respectively. In January 2023, the Lombard Debt was refinanced with the NatWest debt maturing in March 2036.
We have the ability to fund capital expenditures with cash on hand and operating cash flows. We were better able to optimize capital structure by refinancing the existing Lombard debt facilities on attractive terms that bear interest at a rate equal to SONIA plus 2.75% per annum and thirteen year terms. We plan to use the net proceeds from the NatWest Debt, along with operating cash flows, to fund estimated capital expenditures of approximately $155-$165 million for new AW139 aircraft, modifications to existing aircraft and two new seasonal bases in support of our UKSAR2G contract.
We have no near-term debt maturities and believe our cash flows from operations and other sources of liquidity will continue to be sufficient in fulfilling our capital requirements and other obligations.
As of December 31, 2022, approximately 40% of our total cash balance was held outside the U.S. and is generally used to meet the liquidity needs of our non-U.S. operations. Most of our cash held outside the U.S. could be repatriated to the U.S., and any such repatriation could be subject to additional taxes. If cash held by non-U.S. operations is required for funding operations in the U.S., we may make a provision for additional taxes in connection with repatriating this cash, which is not expected to have a significant impact on our results of operations.

Property and Equipment Acquisitions
The Company made capital expenditures as follows (in thousands, except number of aircraft):

	Nine Months Ended December 31,
	2022	2021
Number of aircraft delivered:
Heavy helicopter	1	1
Fixed wing	2	—
Total aircraft	3	1
Capital expenditures:
Aircraft and equipment	$46,651	$21,671
Land and buildings	2,923	1,555
Total capital expenditures	$49,574	$23,226
Property and Equipment Dispositions
The following table presents details on the aircraft sold or disposed of (in thousands, except for number of aircraft):

	Nine Months Ended December 31,
	2022	2021
Number of aircraft sold or disposed of	12	10
Proceeds from sale or disposal of assets	$18,032	$14,549
Contractual Obligations and Commercial Commitments
We have various contractual obligations that are recorded as liabilities on our consolidated balance sheets. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities on our consolidated balance sheets.
As of December 31, 2022, we had unfunded capital commitments of $204.3 million, consisting primarily of agreements to purchase helicopters, including two AW189 heavy helicopters, six AW139 medium helicopters and five AW169 light twin helicopters. The AW189 helicopters and AW139 helicopters are scheduled to be delivered in 2024. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company had outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery between 2024 through 2025. The Company may, from time to time, purchase aircraft, for which it has no orders.
As of December 31, 2022, $34.9 million of our capital commitments (inclusive of deposits paid on options not yet exercised) may be cancelled without further liability other than aggregate liquidated damages of approximately $1.1 million. If we do not exercise our rights to cancel these capital commitments, we expect to finance the remaining acquisition costs for these helicopters through a combination of cash on hand, cash provided by operating activities, asset sales and financing options.

Lease Obligations
From time to time we may, under favorable market conditions and when necessary, enter into opportunistic aircraft lease agreements in support of our global operations. We have non-cancelable operating leases in connection with the lease of certain equipment, including leases for aircraft, and land and facilities used in our operations. The related lease agreements, which range from non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and can also include renewal options. As of December 31, 2022, aggregate future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year, were as follows (in thousands):

	Aircraft	Other	Total
Twelve months ended December 31,
2023	$74,976	$12,790	$87,766
2024	59,656	9,202	68,858
2025	35,869	7,717	43,586
2026	21,230	6,125	27,355
2027	16,452	4,023	20,475
Thereafter	19,245	12,015	31,260
	$227,428	$51,872	$279,300
During the nine months ended December 31, 2022, our long-term operating lease assets and liabilities increased by $47.5 million and $40.5 million, respectively, as reflected on the consolidated balance sheets, primarily due to ten new aircraft leases and two aircraft lease extensions in support of new contracts.
Pension Obligations
As of December 31, 2022, we had a net $20.1 million pension liability related to the BHL and Bristow International Aviation (Guernsey) Limited (“BIAGL”) pension plans as recorded on our consolidated balance sheets. The net liability represents the excess of the present value of the defined benefit pension plan liabilities over the fair value of plan assets that existed at that date. The minimum funding rules of the U.K. require the employer to agree to a funding plan with the plans’ trustee for securing that the pension plan has sufficient and appropriate assets to meet its technical provisions liabilities. In addition, where there is a shortfall in assets against this measure, we are required to make scheduled contributions in amounts sufficient to bring the plan up to fully-funded status as quickly as can be reasonably afforded. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees. The employer contributions for the pension plan for the nine months ended December 31, 2022, twelve months ended March 31, 2022 and twelve months ended March 31, 2021 were $11.1 million, $18.0 million and $16.2 million, respectively.

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

	December 31, 2022	March 31, 2022
Current assets	$700,931	$825,344
Non-current assets	$2,055,765	$2,048,480
Current liabilities	$283,904	$536,662
Non-current liabilities	$787,024	$784,466

	Nine Months Ended December 31, 2022
Total revenues	$329,100
Operating income	$33,601
Net income	$12,316
Net income attributable to Bristow Group Inc.	$12,271
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
Critical Accounting Estimates
Critical accounting estimates are defined as those that are affected by significant judgments and uncertainties which could potentially result in materially different accounting under different assumptions and conditions. The Company has prepared the financial statements in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from those estimates under different assumptions or conditions. The following critical accounting estimates could potentially result in a material impact to our financial condition or operating results. The Company believes that of its significant accounting policies, as discussed in Note 1 to the Consolidated Financial Statements included in this Transition Report on Form 10-KT, the following involve a higher degree of judgment and complexity.
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
As of December 31, 2022, we have established deferred tax assets for certain attributes we expect to be realizable. Our ability to realize the benefit of our deferred tax assets requires us to achieve certain future earnings levels. If we are unable to benefit from our deferred tax assets, valuation allowances will be established following the “more-likely-than-not” criteria. We periodically evaluate our ability to utilize our deferred tax assets and, in accordance with accounting guidance related to accounting for income taxes, will record any resulting adjustments that may be required to deferred income tax expense in the period for which an existing estimate changes.
We consider the earnings of certain foreign subsidiaries to be indefinitely invested outside the U.S. on the basis of estimates that future cash generation will be sufficient to meet future U.S. cash needs and specific plans for foreign reinvestment of those earnings. As such, as of December 31, 2022, we have not provided for deferred taxes on the unremitted earnings of certain foreign subsidiaries that are indefinitely invested abroad. Should our expectations change regarding the expected future tax consequences, we may be required to record additional U.S. federal deferred income taxes that could have a material adverse effect on our consolidated financial position, result of operations and cash flows.
Should our expectations change regarding the expected future tax consequences, we may be required to record additional U.S. federal deferred income taxes that could have a material adverse effect on our consolidated financial position, result of operations and cash flows.
Property and Equipment. Our property and equipment, net of accumulated depreciation, represents 51% of our total assets as of December 31, 2022. We determine the carrying value of these assets based on our property and equipment accounting policies, as discussed in Note 1 to our Consolidated Financial Statements included in this Transition Report on Form 10-KT, which incorporate our estimates, assumptions, and judgments relative to capitalized costs, useful lives and salvage values.
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
Recent Accounting Pronouncements
For a description of recent accounting pronouncements that will, or could possibly, have an effect on our financial condition and results of operations, see Note 1 to our Consolidated Financial Statements included in this Transition Report on Form 10-KT.

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
From time to time, we enter into foreign currency forward and option contracts as a hedge against foreign currency asset and liability commitments and anticipated transaction exposures, however, these financial instruments are not used for trading or speculative purposes. All derivatives are recognized as assets or liabilities and measured at fair value. We designate these derivatives as cash flow hedges.
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

Our primary foreign currency exposure is to the British pound sterling, the euro, the Australian dollar, the Norwegian kroner, the Nigerian naira and the Brazilian real. The value of these currencies has fluctuated relative to the U.S. dollar for the periods reflected in the table as follows:

	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2021
One British pound sterling into U.S. dollars
High	1.31	1.42
Average	1.20	1.37
Low	1.07	1.32
At period-end	1.20	1.35
One euro into U.S. dollars
High	1.10	1.22
Average	1.03	1.18
Low	0.96	1.12
At period-end	1.07	1.14
One Australian dollar into U.S. dollars
High	0.76	0.79
Average	0.69	0.74
Low	0.62	0.70
At period-end	0.68	0.73
One Norwegian kroner into U.S. dollars
High	0.1150	0.1219
Average	0.1016	0.1160
Low	0.0918	0.1089
At period-end	0.1015	0.1134
One Nigerian naira into U.S. dollars
High	0.0024	0.0025
Average	0.0023	0.0024
Low	0.0022	0.0024
At period-end	0.0022	0.0024
One Brazilian real into U.S. dollars
High	0.2169	0.2029
Average	0.1949	0.1865
Low	0.1823	0.1741
At period-end	0.1894	0.1793
______________________
Source: FactSet
Cash Flow Hedges of Forecasted Foreign Currency Transactions
We may use foreign exchange hedge contracts to hedge foreign currency exposures. We hedge these cash flow exposures to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. These foreign exchange hedge contracts, carried at fair value, have maturities of up to 21 months. We enter into these foreign exchange hedge contracts to hedge forecasted transactions in the normal course of business and accordingly, they are not speculative in nature.
We record changes in fair value of these cash flow hedges in accumulated other comprehensive income (loss) in our Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction affects earnings, we reclassify the related gain or loss on the cash flow hedges to earnings in the same line item as the hedged items. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the deferred gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to earnings. For the nine months ended December 31, 2022, there were no net gains or losses recognized in earnings relating to hedges of forecasted transactions that did not occur. See Note 9 to the consolidated financial statements for additional details regarding our derivative financial instruments.

Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates on borrowings under the Company’s long-term debts. Borrowings under our new NatWest Debt bear an interest rate equal to SONIA plus 2.75% per annum and our Amended ABL Facility at the applicable margin plus Secured Overnight Financing Rate (“SOFR”). Fluctuations in our variable interest rate on our current or future borrowings could affect our financial condition, results of operations, or liquidity. Based on borrowings outstanding as of December 31, 2022, a 10% change in interest rates would have minimal financial impacts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and related notes required by this item are included in Part IV of this Transition Report on Form 10-KT.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management evaluated, with reasonable assurance, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Transition Report on Form 10-KT. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. The assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein.
Changes in Internal Control Over Financial Reporting
During the year ended December 31, 2022, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Remediation of Previously Reported Material Weaknesses
None.

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our Proxy Statement relating to our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after our new fiscal year ended December 31, 2022 and which is incorporated herein by reference. Information about our executive officers can be found in Part I of this Transition Report on Form 10-KT.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be presented in our Proxy Statement relating to our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after our new fiscal year ended December 31, 2022 and which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our Proxy Statement relating to our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after our new fiscal year December 31, 2022 and which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our Proxy Statement relating to our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after our new fiscal year ended December 31, 2022 and which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be presented in our Proxy Statement relating to our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after our new fiscal year ended December 31, 2022 and which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report:
    1.    Financial Statements
The consolidated financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements of this Transition Report on Form 10-KT.
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
Amended Joint Chapter 11 Plan of Reorganization, dated September 30, 2019 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2019, as amended (File No. 001-361617)).

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
Facility Agreement, dated as of January 10, 2023, among Bristow U.S. Leasing LLC, the banks and financial institutions party thereto and National Westminster Bank Plc (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on January 13, 2023 (File No. 001-35701)).

10.9	*
Facility Agreement, dated as of January 10, 2023, among Bristow Aircraft Leasing Limited, the banks and financial institutions party thereto and National Westminster Bank Plc (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the SEC on January 13, 2023 (File No. 001-35701)).

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

10.12	*
Bristow Group Inc. Senior Executive Severance Plan. (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2022 (File No. 001-35701)).

21.1	*	List of subsidiaries of Bristow Group Inc. (incorporated herein by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K filed with the SEC on May 31, 2022 (File No. 001-35701)).
23.2		Consent of KPMG LLP, independent registered public accounting firm.
31.1	†	Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	†	Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	††	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	††	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated herein by reference as indicated.
**	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.
+	Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this Transition Report on Form 10-KT.
†	Filed herewith
††	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

Bristow Group Inc.

		By:	/s/ Jennifer D. Whalen
Jennifer D. Whalen, Senior Vice President, Chief Financial Officer

		Date:	March 8, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signer	Title		Date

	/s/ Christopher S. Bradshaw	President, Chief Executive Officer and Director		March 8, 2023
	Christopher S. Bradshaw	(Principal Executive Officer)

	/s/ Jennifer D. Whalen	Senior Vice President and Chief Financial Officer		March 8, 2023
	Jennifer D. Whalen	(Principal Financial Officer)

	/s/ Richard E. Tatum	Vice President and Chief Accounting Officer		March 8, 2023
	Richard Tatum	(Principal Accounting Officer)

	/s/ G. Mark Mickelson	Chairman of the Board and Director		March 8, 2023
G. Mark Mickelson

	/s/ Lorin L. Brass	Director		March 8, 2023
Lorin L. Brass

	/s/ Wesley E. Kern	Director		March 8, 2023
Wesley E. Kern

	/s/ Robert J. Manzo	Director		March 8, 2023
Robert J. Manzo

	/s/ Maryanne Miller	Director		March 8, 2023
Gen. Maryanne Miller

	/s/ Christopher Pucillo	Director		March 8, 2023
Christopher Pucillo

	/s/ Brian D. Truelove	Director		March 8, 2023
Brian D. Truelove

*By	/s/ Elizabeth Matthews			March 8, 2023
Elizabeth Matthews, Senior Vice President, General Counsel, Head of Government Affairs, and Corporate Secretary, as Attorney-In-Fact for each of the Persons indicated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Bristow Group Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Bristow Group Inc. and subsidiaries (the Company) as of December 31, 2022 and March 31, 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the nine months ended December 31, 2022, and for each of the years in the two-year period ended March 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and March 31, 2022, and the results of its operations and its cash flows for the nine months ended December 31, 2022, and for each of the years in the two-year period ended March 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Realizability of certain deferred tax assets
As described in Notes 1 and 12 to the consolidated financial statements, the Company recognizes deferred income tax assets and liabilities based upon temporary differences between the carrying amount and tax basis of the Company’s assets and liabilities. The realization of deferred income tax assets is dependent upon the generation of sufficient taxable income during future periods in which the temporary differences are expected to reverse. The Company records a valuation allowance when it believes it is more-likely-than-not that any deferred income tax asset created will not be realized. As of December 31, 2022, the Company recorded valuation allowances on foreign operating loss carryforwards of $79.9 million.
We identified the evaluation of the realizability of certain deferred tax assets related to foreign net operating losses as a critical audit matter. Subjective auditor judgment was required in evaluating and weighting the available positive and negative evidence to determine whether it is more-likely-than-not that the deferred tax assets will be realized.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s income tax process. This included controls related to the Company’s consideration of available positive and negative evidence to determine whether sufficient future taxable income will be generated to allow for the realization of existing deferred tax assets. We assessed the appropriateness of the Company’s evaluation of available positive and negative evidence, including the weighting given to such evidence by:
•assessing the nature of existing temporary differences and the pattern and timing of the reversals of such differences
•analyzing the presence and composition of cumulative income or loss for the past three years
•evaluating recent income trends and current events, such as recently executed contracts, and assessing the objective and determinable nature of such income
•analyzing historical trends to determine if there are indicators of expected losses or earnings in the future years.
In addition, we involved tax professionals with specialized skills and knowledge, who assisted in the application of tax laws in the performance of these procedures.

/s/ KPMG LLP
We have served as the Company’s auditor since 2003.
Houston, Texas
March 8, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Bristow Group Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Bristow Group Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and March 31, 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the nine months ended December 31, 2022, and for each of the years in the two-year period ended March 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 8, 2023 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Houston, Texas
March 8, 2023

BRISTOW GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022	Twelve Months Ended March 31, 2021
Revenues:
Operating revenues	$897,880	$1,139,063	$1,139,024
Reimbursable revenues	24,689	46,141	39,038
Total revenues	922,569	1,185,204	1,178,062

Costs and expenses:
Operating expenses	690,691	872,857	851,173
Reimbursable expenses	24,179	45,557	38,789
General and administrative expenses	123,041	159,062	153,270
Merger and integration costs	994	3,240	42,842
Restructuring costs	—	3,098	25,773
Depreciation and amortization expense	49,587	74,981	70,078
Total costs and expenses	888,492	1,158,795	1,181,925

Loss on impairment	(5,187)	(24,835)	(91,260)
Gain (loss) on disposal of assets	(480)	1,347	(8,199)
Earnings (losses) from unconsolidated affiliates, net	1,461	(1,738)	426
Operating income (loss)	29,871	1,183	(102,896)

Interest income	1,651	161	1,293
Interest expense, net	(30,707)	(41,521)	(51,259)
Loss on extinguishment of debt	—	(124)	(29,359)
Reorganization items, net	(99)	(621)	1,577
Loss on sale of subsidiaries	—	(2,002)	—
Change in fair value of preferred stock derivative liability	—	—	15,416
Gain on bargain purchase	—	—	81,093
Other, net	20,363	38,505	27,495
Total other income (expense), net	(8,792)	(5,602)	46,256
Income (loss) before income taxes	21,079	(4,419)	(56,640)
Income tax benefit (expense)	(7,494)	(11,294)	355
Net income (loss)	13,585	(15,713)	(56,285)
Net loss (income) attributable to noncontrolling interests	(57)	(78)	191
Net income (loss) attributable to Bristow Group Inc.	$13,528	$(15,791)	$(56,094)
Earnings (loss) per common share(1):
Basic	$0.48	$(0.55)	$3.12
Diluted	$0.47	$(0.55)	$2.32
Weighted average shares of common stock outstanding(1):
Basic	28,066	28,533	24,601
Diluted	28,574	28,533	31,676
(1) See Note 16 to the consolidated financial statements for details on income (loss) per share and weighted average common shares outstanding.

See accompanying notes to consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022	Twelve Months Ended March 31, 2021

Net income (loss)	$13,585	$(15,713)	$(56,285)
Other comprehensive income (loss):
Currency translation adjustments	(48,368)	(25,274)	49,803
Pension liability adjustment	(12,441)	5,962	(45,071)
Unrealized gain (loss) on cash flow hedges, net	202	2,777	(3,006)
Total other comprehensive income (loss)	(60,607)	(16,535)	1,726
Total comprehensive loss	(47,022)	(32,248)	(54,559)
Net comprehensive loss (income) attributable to noncontrolling interests	(57)	(78)	191
Total comprehensive loss attributable to Bristow Group Inc.	$(47,079)	$(32,326)	$(54,368)

See accompanying notes to consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	December 31, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$160,029	$263,769
Restricted cash	3,654	2,245
Accounts receivables, net	215,131	203,771
Inventories	81,886	81,674
Prepaid expenses and other current assets	32,425	28,426
Total current assets	493,125	579,885
Property and equipment, net	915,251	942,608
Investment in unconsolidated affiliates	17,000	17,585
Right-of-use assets	240,977	193,505
Other assets	145,648	90,696
Total assets	$1,812,001	$1,824,279
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,610	$63,497
Accrued wages, benefits and related taxes	45,206	53,424
Income taxes payable and other accrued taxes	6,651	13,410
Deferred revenue	14,300	15,161
Accrued maintenance and repairs	19,654	38,354
Current portion of operating lease liabilities	76,261	69,866
Accrued interest and other accrued liabilities	22,252	21,284
Current maturities of long-term debt	11,656	12,759
Total current liabilities	285,590	287,755
Long-term debt, less current maturities	499,765	512,909
Accrued pension liabilities	20,089	18,170
Other liabilities and deferred credits	5,030	4,825
Deferred taxes	48,633	39,811
Long-term operating lease liabilities	165,955	125,441
Total liabilities	1,025,062	988,911
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value, 110,000 authorized; 28,009 and 28,287 outstanding as of December 31, 2022 and March 31, 2022, respectively	306	303
Additional paid-in capital	709,319	699,401
Retained earnings	224,748	211,220
Treasury stock, at cost; 2,456 and 1,983 shares as of December 31, 2022 and March 31, 2022, respectively	(63,009)	(51,659)
Accumulated other comprehensive loss	(84,057)	(23,450)
Total Bristow Group Inc. stockholders’equity	787,307	835,815
Noncontrolling interests	(368)	(447)
Total stockholders’ equity	786,939	835,368
Total liabilities and stockholders’ equity	$1,812,001	$1,824,279

See accompanying notes to consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

			Total Bristow Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest	Mezzanine equity preferred stock	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Equity
March 31, 2020	$—	$149,785	$1	11,236	$295,897	$139,228	$(8,641)	$—	$(269)	$426,216
Share repurchases	—	(2,151)	—	(143)	—	1,263	—	—	—	1,263
Preferred stock share conversion	—	(146,448)	4	34,837	270,678	142,614	—	—	—	413,296
Elimination of Old Bristow stock	—	—	(5)	(45,930)	5	—	—	—	—	—
Exchange of common stock	—	—	231	23,027	(231)	—	—	—	—	—
Era purchase price	—	—	72	7,175	108,268	—	—	—	—	108,340
Preferred stock compensation activity and conversion	—	(1,186)	—	—	6,370	—	—	—	—	6,370
Issuance of stock	—	—	—	1	—	—	—	—	—	—
Share award amortization	—	—	—	—	6,333	—	—	—	—	6,333
Purchase of treasury shares	—	—	—	(467)	—	—	—	(10,501)	—	(10,501)
Era purchase price adjustment	1,501	—	—	—	395	—	—	—	—	395
Purchase of Company common stock (tax withholding)	—	—	—	(42)	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	—	—	—	(11)	(11)
Net income (loss)	71		—	—	—	(56,094)	—	—	(262)	(56,356)
Other comprehensive income	—	—	—	—	—	—	1,726	—	—	1,726
March 31, 2021	$1,572	$—	$303	29,694	$687,715	$227,011	$(6,915)	$(10,501)	$(542)	$897,071

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

		Total Bristow Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Equity
March 31, 2021	$1,572	$303	29,694	$687,715	$227,011	$(6,915)	$(10,501)	$(542)	$897,071
Share award amortization	—	—	110	11,686	—	—	—	—	11,686
Share repurchases	—	—	(1,517)	—	—	—	(41,158)	—	(41,158)
Sale of noncontrolling interest	(1,572)	—	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	—	—	17	17
Net income (loss)		—	—	—	(15,791)	—	—	78	(15,713)
Other comprehensive loss	—	—	—	—	—	(16,535)	—	—	(16,535)
March 31, 2022	$—	$303	28,287	$699,401	$211,220	$(23,450)	$(51,659)	$(447)	$835,368
Share award amortization	—	3	195	9,918	—	—	—	—	9,921
Share repurchases	—	—	(473)	—	—	—	(11,350)	—	(11,350)
Currency translation adjustments	—	—	—	—	—	—	—	22	22
Net income	—	—	—	—	13,528	—	—	57	13,585
Other comprehensive loss	—	—	—	—	—	(60,607)	—	—	(60,607)
December 31, 2022	$—	$306	28,009	$709,319	$224,748	$(84,057)	$(63,009)	$(368)	$786,939

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022	Twelve Months Ended March 31, 2021
Cash flows from operating activities:
Net income (loss)	$13,585	$(15,713)	$(56,285)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	59,817	87,236	90,464
Loss on impairment	5,187	24,835	91,260
Loss (gain) on disposal of assets	480	(1,347)	8,199
Equity in earnings (losses) from unconsolidated affiliates, net.	(1,461)	1,738	3,549
Loss on extinguishment of debt	—	124	29,359
Reorganization items, net	—	—	(1,577)
Loss on sale of subsidiaries	—	2,002	—
Change in fair value of preferred stock derivative liability	—	—	(15,416)
Gain on bargain purchase	—	—	(81,093)
Deferred income taxes	(5,322)	(1,744)	(15,468)
Bad debt expense	—	309	1,766
Share-based compensation expense	9,921	11,686	11,518
Write-off of deferred financing fees	—	—	117
Amortization of deferred financing fees	1,172	1,323	—
Discount amortization on long-term debt	4,972	7,710	16,146
Gain on insurance receivable	—	—	(2,614)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(15,348)	10,584	39,857
Inventory, prepaid expenses and other assets	(61,604)	15,916	13,502
Accounts payable, accrued expenses and other liabilities	(24,703)	(20,805)	(36,439)
Net cash provided by (used in) operating activities	(13,304)	123,854	96,845
Cash flows from investing activities:
Capital expenditures	(49,574)	(31,068)	(14,844)
Proceeds from asset dispositions	18,032	14,549	67,882
Cash transferred in sale of subsidiaries, net of cash received	—	(851)	—
Acquisition, net of cash received	(12,600)	—	—
Increase in cash from Era merger	—	—	120,236
Net cash provided by (used in) investing activities	(44,142)	(17,370)	173,274
Cash flows from financing activities:
Proceeds from borrowings	—	—	400,000
Debt issuance costs	(822)	(3,112)	(6,391)
Repayment of debt and debt redemption premiums	(8,560)	(19,213)	(618,140)
Prepayment premium fees	—	—	(5,778)
Purchase of treasury shares	(11,350)	(41,158)	(10,501)
Old Bristow share repurchases	—	—	(4,807)
Net cash used in financing activities	(20,732)	(63,483)	(245,617)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(24,153)	(8,066)	7,456
Net increase (decrease) in cash, cash equivalents and restricted cash	(102,331)	34,935	31,958
Cash, cash equivalents and restricted cash at beginning of period	266,014	231,079	199,121
Cash, cash equivalents and restricted cash at end of period	$163,683	$266,014	$231,079
Cash paid during the period for:
Interest	$17,586	$32,030	$32,308
Income taxes	$16,841	$11,953	$15,106

See accompanying notes to consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Change in Fiscal Year End
In August 2022, the Board of Directors of Bristow (the “Board”) approved a change in the fiscal year end of the Company from March 31st to December 31st. As a result of this change, the Company is filing this Transition Report on Form 10-KT for the nine-month transition period ended December 31, 2022. The change in fiscal year end is applied on a prospective basis and does not adjust operating results for prior periods.
Basis of Presentation
The consolidated financial statements include the accounts of Bristow Group Inc. and its consolidated entities. On January 23, 2020, Era Group Inc. (“Era”), Ruby Redux Merger Sub, Inc., a wholly owned subsidiary of Era (“Merger Sub”) and Bristow Group Inc. (“Old Bristow”) entered into an Agreement and Plan of Merger, as amended on April 22, 2020 (the “Merger Agreement”). On June 11, 2020, the merger (the “Merger”) contemplated by the Merger Agreement was consummated and Merger Sub merged with and into Old Bristow, with Old Bristow continuing as the surviving corporation and as a direct wholly owned subsidiary of Era. Following the Merger, Era changed its name to Bristow Group Inc., and Old Bristow changed its name to Bristow Holdings U.S. Inc. Unless the context otherwise indicates, in this Transition Report on Form 10-KT, references to:
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
Pursuant to the United States (“U.S.”) generally accepted accounting principles (“GAAP”), the Merger was accounted for as an acquisition by Old Bristow of Era even though Era was the legal acquirer and remained the ultimate parent of the Combined Company. As a result, upon the closing of the Merger, Old Bristow’s historical financial statements replaced Era’s historical financial statements for all periods prior to the completion of the Merger, and the financial condition, results of operations, comprehensive income and cash flows of Era have been included in those financial statements since June 12, 2020. Any reference to comparative period disclosures in this Transition Report on Form 10-KT refers to Old Bristow.
The consolidated financial information for the nine months ended December 31, 2022, the twelve months ended March 31, 2022, and twelve months ended March 31, 2021 has been prepared by the Company in accordance with GAAP and pursuant to the rules and regulations of the SEC on this Transition Report on Form 10-KT.
Summary of Significant Accounting Policies
Basis of Consolidation — The consolidated financial statements include the accounts of Bristow Group, Inc., its wholly and majority-owned subsidiaries and entities that meet the criteria of variable entities (“VIEs”) of which the Company is the primary beneficiary. All significant inter-company accounts and transactions are eliminated in consolidation.
Accounting Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates may include, among other items, those related to allowance for doubtful accounts, useful lives of property and equipment, inventory allowances, income tax provisions, pensions, impairments, fair values used in purchase price allocations and certain accrued and contingent liabilities. Actual results could differ from those estimates and those differences may be material.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
Current Expected Credit Losses — The Company’s customers are primarily major integrated, national and independent offshore energy companies and government agencies. The Company designates trade receivables as a single pool of assets based on their short-term nature, similar customer base and risk characteristics. Customers are typically granted credit on a short-term basis, and related credit risks are considered minimal. The Company conducts periodic quantitative and qualitative analysis on historic customer payment trends, customer credit ratings and foreseeable economic conditions. Historically, losses on trade receivables have been immaterial and uncorrelated to each other. Based on these analyses, the Company decides if additional reserve amounts are needed against the trade receivables asset pool on a case by case basis. When collection efforts have been exhausted, trade receivables and the associated allowance for doubtful accounts are removed from accounts receivable.
The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material.
The allowance for doubtful accounts for the periods reflected below were as follows (in thousands):

	December 31, 2022	March 31, 2022
Balance – beginning of period	$1,887	$2,303
Additional allowances	—	32
Write-offs and collections	(40)	(448)
Balance – end of period	$1,847	$1,887
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
As of December 31, 2022 and March 31, 2022, the inventory allowances for the periods reflected below were as follows (in thousands):

	December 31, 2022	March 31, 2022
Balance – beginning of period	$3,151	$261
Additional allowances, net	216	2,898
Write-offs of inventory disposed and scrapped	(551)	—
Foreign currency effects	(280)	(8)
Balance – end of period	$2,536	$3,151
Property and equipment — Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to helicopters, the estimated useful life is typically based upon a newly built asset being placed into service and represents the point at which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older assets that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life. The Company reviews the estimated useful lives and salvage values of its property and equipment on an ongoing basis for any changes in estimates.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2022, the estimated useful life (in years) of the Company’s categories of new property and equipment was as follows:

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
Leases — The Company recognizes a right-of-use (“ROU”) asset and a lease liability on its consolidated balance sheets for leases under which it is the lessee, after applying the short-term lease exemption. Operating lease ROU assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. For discount rate, the Company uses its incremental borrowing rate based on information available at commencement date if the rate implicit in the lease cannot be readily determined.
Intangible Assets — Intangible assets with finite useful lives are amortized over their estimated useful lives to their estimated residual values. The residual value of an intangible asset is generally assumed to be zero, with certain limited exceptions. Finite lived intangible assets are reviewed for impairment when indicators of impairment are present. Indicators of impairment for finite lived intangible assets are the same as those for impairment of long-lived assets. For finite lived intangible assets, an impairment loss is recognized if the carrying amount of the asset exceeds the undiscounted cash flows projected to be generated by the asset. If the finite lived intangible asset is impaired, then the amount of the impairment is calculated as the excess of the asset’s carrying amount over its fair value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset will be its new accounting basis and the useful life of that asset will be reevaluated.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Intangible assets by type for the periods reflected below were as follows (in thousands):

	SAR customer contracts(1)	PBH(2)	Total
	Gross Carrying Amount
March 31, 2021	$61,248	$94,433	$155,681
Additions	—	233	233
Translation	(2,008)	(2,585)	(4,593)
March 31, 2022	$59,240	$92,081	$151,321
Additions(3)	7,037	—	7,037
Write-offs	—	(5,187)	(5,187)
Translation	(3,406)	(2,614)	(6,020)
December 31, 2022	$62,871	$84,280	$147,151

	Accumulated Amortization
March 31, 2021	$(11,220)	$(35,675)	$(46,895)
Amortization expense	(8,235)	(12,270)	(20,505)
March 31, 2022	$(19,455)	$(47,945)	$(67,400)
Amortization expense	(6,480)	(7,456)	(13,936)
December 31, 2022	$(25,935)	$(55,401)	$(81,336)

Weighted average remaining contractual life, in years	3.9	13.2	7.9
___________________
(1)Related to search and rescue (“SAR”) customer contracts under United Kingdom (“U.K.”) operations (includes intangible assets for U.K. SAR and the Falkland Islands customer contracts). Amortization expense of SAR customer contracts is included in depreciation and amortization expense on the consolidated statements of operations.
(2)Power-by-the-hour (“PBH”). Amortization expense of PBH intangible assets is included in operating expense on the consolidated statement of operations.
(3)See Note 2 to the consolidated financial statements for details on intangible asset additions.
Future amortization expense of intangible assets for periods ended December 31, is as follows (in thousands):

	SAR customer contracts	PBH	Total
2023	$9,854	$9,227	$19,081
2024	9,854	9,228	19,082
2025	9,192	8,080	17,272
2026	8,036	494	8,530
2027	—	242	242
Thereafter	—	1,608	1,608
	$36,936	$28,879	$65,815
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Proceeds from casualty insurance settlements in excess of the carrying value of damaged assets are recognized as a gain on disposal of assets when the Company has received proof of loss documentation or is otherwise assured of collection of these amounts. However, if the aircraft damage does not result in a total loss and disposal of the asset, any insurance proceeds above the loss amount are recorded to other income.
Deferred Financing Costs — Deferred financing costs incurred in connection with the issuance of debt are amortized over the life of the related debt using the effective interest rate method.
Pension Benefits — See Note 14 for a discussion of the Company’s accounting for pension benefits.
Derivative Financial Instruments — See Note 9 for a discussion of the Company’s accounting for foreign exchange options and forward contracts.
Revenue Recognition — See Note 4 for a discussion of revenue recognition.
Maintenance and Repairs — The Company generally charges maintenance and repair costs, including major aircraft component overhaul costs, to earnings as the costs are incurred. However, certain aircraft components, such as engines and transmissions, are maintained by third-party vendors under contractual agreements also referred to as PBH maintenance agreements. Under these agreements, the Company is charged an agreed amount per hour of flying time related to maintenance, repair and overhaul of the parts and components covered. The costs charged under these contractual agreements are recognized in the period in which the flight hours occur. To the extent that the Company has not yet been billed for costs incurred under these arrangements, these costs are included in accrued maintenance and repairs on its consolidated balance sheets.
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
From time to time, the Company receives credits from its original equipment manufacturers. The Company records these credits as a reduction in maintenance expense when the credits are utilized in lieu of cash payments for purchases or services, unless the credit represents a sales incentive offered to customers by the manufacturer.
Share-Based Compensation — The grant date fair value of share-based awards granted to employees is recognized as an employee compensation expense over the requisite service period on a straight-line basis. The amount of compensation expense ultimately recognized is based on the number of awards that meet the vesting conditions at the vesting date.
Foreign Currency Transactions — The reporting currency for each of the Company’s foreign entities is the U.S. dollar. From time to time, the Company enters into transactions denominated in currencies other than its reporting currency. Gains and losses resulting from changes in currency exchange rates between the reporting currency and the currency in which a transaction is denominated are included in other income (expense), net in the accompanying consolidated statements of operations in the period which the currency exchange rates change. During the nine months ended December 31, 2022, twelve months ended March 31, 2022 and twelve months ended March 31, 2021, the Company recognized foreign currency gains of $14.9 million, $7.0 million and 7.5 million, respectively.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Earnings (Loss) Per Common Share — Basic earnings (loss) per common share of the Company are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings (loss) per common share of the Company are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the treasury method and/or if-converted method.
Recently Adopted Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined as not applicable to the Company’s consolidated financial position or result of operations.
In November 2021, the FASB issued ASU 2021-10 - Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. ASU 2021-10 applies to business entities that account for a transaction with a government by applying a grant or contribution accounting model and increases the transparency of the recognition, measurement, presentation and disclosure of government assistance received. Our adoption of this ASU, effective April 1, 2022, had no material impact to the Company’s financial statements.
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
Note 2 — BUSINESS COMBINATIONS
Acquisition of British International Helicopter Services Limited
On August 2, 2022, the acquisition of British International Helicopter Services Limited (“BIH”) was successfully completed, in an all cash transaction for $12.7 million. The transaction was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). The Company will integrate BIH into its U.K. operations, within the government services line of service, and BIH will adopt the Bristow name and brand throughout its operations. BIH delivers combined SAR and support helicopter services for the U.K. Ministry of Defence with operations in the Falkland Islands and delivers fleet operational sea training helicopter support for the Royal Navy in the U.K. The acquisition is expected to strengthen the Company’s global government services offering.

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
The acquisition resulted in $7.0 million amortizable intangible assets associated with the two BIH customer contracts acquired. These intangible assets will be amortized over the life of the contracts and are included on the consolidated balance sheets in other assets.
There were no material transaction related costs. The pro forma results were not included as the impact was not material to the Company’s financial statements.
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
Era Group Inc.
On June 11, 2020, the combination of Old Bristow with Era was successfully completed in an all-stock transaction with Era having issued shares of common stock (“Combined Company Common Stock”) to Old Bristow’s stockholders in exchange for such holders shares of common stock in Old Bristow. The transaction was accounted for using the acquisition method of accounting in accordance with ASC 805. In the Merger, Old Bristow merged with and into Merger Sub, a subsidiary of Era, with Old Bristow remaining as the surviving company and as a subsidiary of Era, the ultimate parent of the Combined Company. Era was one of the largest helicopter operators in the world and the longest serving helicopter transport operator in the U.S., primarily servicing offshore energy installations. The transaction was structured as an all-stock, reverse-triangular merger, whereby Era issued shares of Combined Company Common Stock to Old Bristow stockholders, allowing it to qualify as a tax free reorganization for U.S. federal income tax purposes. Following the Merger, Era changed its name to Bristow Group Inc., and the Combined Company Common Stock continued to trade on the NYSE under the new ticker symbol VTOL.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The Merger resulted in a gain on bargain purchase due to the estimated fair value of the identifiable net assets acquired exceeding the purchase consideration transferred by $81.1 million shown as a gain on bargain purchase on the consolidated statements of operations. The bargain purchase was a result of a combination of factors including depressed offshore energy prices and market volatility linked to the COVID-19 pandemic between the initial announcement and consummation of the Merger.
The following unaudited supplemental pro forma combined financial information presents the Company’s results of operations for the fiscal year ended March 31, 2021, as though the Merger had occurred on November 1, 2019, the effective date of Old Bristow’s emergence from the Chapter 11 Cases. The unaudited pro forma financial information is as follows (in thousands)(1):

Fiscal Year Ended March 31, 2021
Total revenues	$1,213,552
Net loss	$(100,436)
Net loss attributable to Bristow Group Inc.	$(100,222)
_____________________
(1)As a result of the Merger, the Company was required to dispose of its investment in Líder which occurred in August 2020. The Company recorded an impairment in June 2020 of $18.7 million related to the future disposition of the investment. This impairment has been excluded from the pro forma combined Net loss and Net loss attributable to Bristow Group Inc. for the fiscal year ended March 31, 2021, due to its nonrecurring nature and has been included in pro forma combined Net loss and Net loss attributable to Bristow Group Inc. for the fiscal year ended March 31, 2021 due to its connection with the Merger.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3 — PROPERTY AND EQUIPMENT
The following table presents details on the major classes of property and equipment as of (in thousands):

	December 31, 2022	March 31, 2022
Aircraft	$815,375	$802,913
Land and buildings	170,495	180,188
Other property and equipment	109,441	109,039
Property and equipment, at cost	$1,095,311	$1,092,140
Less: accumulated depreciation	(180,060)	(149,532)
Property and equipment, net	$915,251	$942,608
During the nine months ended December 31, 2022, twelve months ended March 31, 2022 and twelve months ended March 31, 2021, the Company recognized depreciation expense of $44.1 million, $66.7 million and $62.1 million, respectively.
Other Asset and Inventory Considerations
During the nine months ended December 31, 2022, the Company entered into and amended two existing PBH agreements with maintenance service providers for its AW139 helicopter fleet. The terms of these agreements included a buy-in payable of approximately $55 million for the hours flown on the aircraft prior to entry into the PBH agreements. The buy-in amount for the transaction has been paid in full and is reflected in other long-term assets with the amount due for amortization within a year reflected in prepaid expenses and other current assets on the consolidated balance sheets. The balance is amortized through operating expense on the consolidated statements of operations on a straight-line basis over the contract term.
During the nine months ended December 31, 2022, the Company wrote off $5.2 million of intangible assets related to legacy AW139 airframe agreements in connection with the new PBH agreements. This loss is reflected on the loss on impairment line of the consolidated statement of operations.
During the twelve months ended March 31, 2022 and twelve months ended March 31, 2021, the Company recognized, $11.8 million and $12.4 million, respectively, in loss on impairment related to certain aircraft, equipment and inventory.
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
Helicopter services — The Company’s principal customers - international, independent and major integrated energy companies and government agencies - charter its helicopters primarily to transport personnel to, from and between onshore bases and offshore production platforms, drilling rigs and other installations. Revenues from helicopter services is recognized when the performance obligation is satisfied over time based on contractual rates as the related services are performed. A performance obligation arises under contracts with customers to render services. Operating revenues is derived mainly from

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fixed-term contracts with the Company’s customers. A small portion of the Company’s offshore energy customer revenues is derived from providing services on an “ad-hoc” basis. The Company’s fixed-term contracts typically have original terms of one to five years for offshore energy contracts and up to ten years for government services contracts (subject to provisions permitting early termination by its customers).
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
Revenues are recognized as performance obligations are satisfied over time, by measuring progress towards satisfying the contracted services in a manner that best depicts the transfer of services to the customer, which is generally represented by a period of 30 days or less. The Company typically invoices customers on a monthly basis, and the term between invoicing and when the payment is due is typically between 30 and 60 days.
Cost reimbursements from customers are recorded as reimbursable revenues with the related reimbursed costs recorded as reimbursable expense on the Company’s consolidated statements of operations.
Fixed wing services — The Company owns a regional fixed wing operator (“Airnorth”) in Australia. Airnorth provides fixed wing transportation services through regular passenger transport (scheduled airline service with individual ticket sales) and charter services. A performance obligation arises under contracts with customers to render services. Within fixed wing services, the Company determined that each contract has a single distinct performance obligation. Revenue is recognized over time at the earlier of the period in which the service is provided or the period in which the right to travel expires, which is determined by the terms and conditions of the ticket. Ticket sales are recorded within deferred revenue in accordance with the above policy. Both chartered and scheduled airline service revenue is recognized net of passenger taxes and discounts.
Total revenues for the periods reflected in the table below were as follows (in thousands):

	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022	Twelve Months Ended March 31, 2021
Revenues from contracts with customers	$896,777	$1,151,035	$1,139,638
Total other revenues	25,792	34,169	38,424
Total revenues	$922,569	$1,185,204	$1,178,062
Revenues by Service Line. Operating revenues earned by service line for the periods reflected in the table below were as follows (in thousands):

	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022	Twelve Months Ended March 31, 2021
Offshore energy services	$590,761	$767,720	$788,024
Government services	217,028	272,859	252,131
Fixed wing services	79,952	85,372	73,751
Other services	10,139	13,112	25,118
Total operating revenues	$897,880	$1,139,063	$1,139,024
Contract Assets, Liabilities and Receivables
The Company generally satisfies performance of contract obligations by providing helicopter and fixed wing services to its customers in exchange for consideration. The timing of performance may differ from the timing of the customer’s payment,

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022	Twelve Months Ended March 31, 2021
Revenues from contract liabilities	$6,556	$7,325	$3,451

	December 31, 2022	March 31, 2022
Receivables under contracts with customers	$182,742	$165,234
Contract liabilities under contracts with customers	12,931	13,307
Contract liabilities are generated by fixed wing services where customers pay for tickets in advance of receiving the Company’s services and advanced payments from helicopter services customers. There were no contract assets as of December 31, 2022 and March 31, 2022.
Remaining Performance Obligations
Remaining performance obligations represent firm contracts for which work has not been performed and future revenue recognition is expected. The Company has elected the practical expedient permitting the exclusion of disclosing remaining performance obligations for contracts that have an original expected duration of one year or less. As noted above and elsewhere in this document, the Company’s contracts have fixed terms ranging from one month to ten years and generally may, depending on the contract, be cancelled without penalty and with a notice period of less than a year. Customarily, these contracts do not commit customers to acquire specific amounts of services or minimum flight hours and permit customers to decrease the number of helicopters under contract with a corresponding decrease in the fixed monthly payments without penalty.
Excluding any applicable cancellation penalties, revenues from performance obligations that are unsatisfied (or partially unsatisfied) on contracts with fixed considerations that have expected duration of one year or more and therefore not subject to the practical expedient as of December 31, 2022 were $36.7 million, of which $22.0 million and $14.7 million of revenues are expected to be recognized in 2023 and 2024, respectively. These amounts exclude expected considerations related to performance obligations of a variable nature (i.e., flight services) as they cannot be reasonably and reliably estimated.
Note 5 — VARIABLE INTEREST ENTITIES AND OTHER INVESTMENTS IN SIGNIFICANT AFFILIATES.
A variable interest entity (“VIE”) is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. If the Company determines that it has operating power and the obligation to absorb losses or receive benefits, it will consolidate the VIE as the primary beneficiary. If not, the Company will not consolidate the VIE.
As of December 31, 2022, the Company had interests in seven VIEs (as described below) of which the Company was the primary beneficiary. The Company had no interests in VIEs of which the Company was not the primary beneficiary.
BNAS Holdings Company Limited (“BNAS”) — BNAS is a legal entity in the Republic of Ireland owned by Bristow Helicopters Limited (“BHL”) as a 49% shareholder and 51% by a European Union national. BHL provided a loan to BNAS, which in turn acquired 100% of the share capital of Bristow Norway A/S, a company that provides aviation services to the offshore energy industry in Norway. The financial information for this VIE is aggregated within the summary financial information table below.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Bristow Aviation Holdings Limited (“Bristow Aviation”) — The Company owns common stock and a significant amount of Bristow Aviation’s subordinated debt. Bristow Aviation is incorporated in England and, through its subsidiaries, holds all the outstanding shares in BHL. As of December 31, 2022, the Company and Impigra (as defined below) owned 49% and 51%, respectively, of Bristow Aviation. A number of the subsidiaries of Bristow Aviation provide aviation services to customers primarily in Australia, Nigeria, Norway, Trinidad and the U.K. Bristow Aviation’s subsidiaries include BNAS, BHNL, PAAN and YII Energy, and it eliminates all transactions among and between these VIEs.
Bristow EU Holdco B.V. (“BEU”) — During the nine months ended December 31, 2022, the Company formed a new entity in the Netherlands to perform services in certain European Union jurisdictions. BEU is 49% owned by the Company and 51% owned by a European Union national. The financial information for this VIE is aggregated within the summary financial information table below.
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
Pan African Airlines (Nigeria) Limited (“PAAN”) — PAAN is a joint venture in Nigeria with local partners in which the Company owns an interest of 50.17%. PAAN provides industrial aviation services to customers in Nigeria. The Company has also historically provided subordinated financial support to PAAN. As the Company has the power to direct the most significant activities affecting the economic performance of PAAN and holds a variable interest in the form of the Company’s equity investment and working capital infusions, the Company consolidates PAAN as the primary beneficiary. The financial information for this VIE is aggregated within the summary financial information table below.
YII 5668 Energy (“YII Energy”) — YII Energy is a dormant entity domiciled in Nigeria and owns a 50% interest in BHNL. This entity is deemed a VIE due to insufficient equity, and the Company is the primary beneficiary because it has the power to direct the most significant activities of the entity. The financial information for this VIE is aggregated within the summary financial information table below.
The Company eliminates all transactions among and between the VIEs listed above within its consolidated financial statements. The following table shows summarized financial information, in aggregate, for the Company’s VIEs and their subsidiaries (in thousands):

	December 31, 2022	March 31, 2022
Total assets	$944,744	$933,478
Total liabilities(1)	$4,025,440	$4,203,107
____________________
(1)Includes Bristow Aviation subordinated unsecured loan stock (debt) bearing interest at an annual rate of 13.5% and payable semi-annually to the Company that is not eliminated at the Bristow Aviation and subsidiaries summarized financial information level, but is eliminated at Bristow Group Inc. and subsidiaries. Payment of interest on such debt has been deferred since its incurrence in 1996 at an annual rate of 13.5% and aggregated $3.2 billion as of December 31, 2022.
Other Significant Affiliates — Unconsolidated
The Company evaluates its unconsolidated affiliates for indicators of impairment in light of current market conditions. Changes in market conditions or contractual relationships in future periods could result in the identification of additional other-than-temporary impairment.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cougar — The Company owns a 25% voting interest and a 40% economic interest in Cougar Helicopters Inc. (“Cougar”), a major aviation services provider in Canada. Cougar’s operations are primarily focused on serving the offshore energy industry off Canada’s Atlantic coast and in the Arctic. Cougar is accounted for as an equity method investment.
During the twelve months ended March 31, 2021, upon evaluating its investment in Cougar, the Company determined the investment to be other-than-temporarily impaired based on the change in facts and circumstances from the prior reporting period, which included the loss of a significant customer contract and further deterioration of the future sentiment for the Eastern Canadian offshore energy market. As a result, the Company performed a fair valuation of its investment in Cougar, and based on a discounted cash flows model, concluded a fair value of $4.7 million. This compared to a carrying value of $56.6 million, resulting in a $51.9 million loss on impairment from the Company’s investment in Cougar, recorded during the twelve months ended March 31, 2021. In January 2021, the Company concluded that it was no longer probable that it would collect substantially all consideration for lease agreements when due. As such, the Company transitioned to the cash basis of accounting for lease payments to be received from Cougar under the current aircraft and facilities leasing arrangements in place. The Company continues to recognize revenues associated with the Maintenance Services and Support Agreement (the “MSSA”) with Cougar on an accrual basis as it expects to receive full compensation for services under the MSSA.
PAS — The Company has a 25% economic interest in Petroleum Air Services (“PAS”), an Egyptian corporation that provides helicopter and fixed wing transportation to the offshore energy industry and other general aviation services in Egypt. PAS is accounted for as a cost method investment. During the twelve months ended March 31, 2022, upon evaluating its investment in PAS, the Company identified an indicator for impairment due to a decline in PAS’s performance. As a result, the Company performed a fair valuation of its investment in PAS using a market approach that relied on significant Level III inputs due to the nature of unobservable inputs that required significant judgment and assumptions. The market approach utilized two methods, each yielding similar valuation outcomes through the use of a multiple relevant to each method, derived from select guideline public companies, and an expected dividend rate or earnings of PAS. This resulted in a $16.0 million loss on impairment recorded during the twelve months ended March 31, 2022. As of December 31, 2022 and March 31, 2022, the investment in PAS totaled $17.0 million and is included on the consolidated balance sheets in investment in unconsolidated affiliates.
Líder — The Company initiated a partial dissolution process to exit its equity investment in Líder Táxi Aéreo S.A. (“Líder”), a previously unconsolidated affiliate in Brazil, upon the close of the Merger. As a result of this process, and upon evaluating its equity investment in Líder, the Company recorded an $18.7 million non-cash impairment charge to its investment in Líder during the twelve months ended March 31, 2021. The Company was no longer a shareholder of Líder as of August 2020.
Note 6 — RELATED PARTY TRANSACTIONS
The Company owns a 25% voting interest and a 40% economic interest in Cougar, an aviation services provider in Canada. Due to common ownership of Cougar, the Company considers VIH Aviation Group Ltd. (“VIH”) a related party.
The Company leases certain aircraft and facilities from VIH and paid lease fees of $4.4 million, $10.0 million and $13.1 million for the nine months ended December 31, 2022, twelve months ended March 31, 2022 and twelve months ended March 31, 2021, respectively. As of December 31, 2022 and March 31, 2022, $0.8 million and $1.8 million, respectively, of accounts receivables from related party affiliates were included in accounts receivables on the consolidated balance sheets.
Revenues from related parties for the periods reflected in the table below were as follows (in thousands):

	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022	Twelve Months Ended March 31, 2021
Revenues from contracts with related parties	$7,463	$8,303	$12,108
Other revenues from related parties	16,175	22,565	30,339
Total revenues from related parties	$23,638	$30,868	$42,447

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 7 — DEBT
Debt as of December 31, 2022 and March 31, 2022 consisted of the following (in thousands):

	December 31, 2022	March 31, 2022
6.875% Senior Notes	$392,763	$391,690
Lombard Debt	118,658	133,978
Total debt	511,421	525,668
Less current maturities of long-term debt	(11,656)	(12,759)
Total long-term debt	$499,765	$512,909
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
During the nine months ended December 31, 2022 and the twelve months ended March 31, 2022, the Company made interest payments of $13.8 million and $28.0 million, respectively. As of December 31, 2022 and March 31, 2022, the Company had $7.2 million and $8.3 million, respectively, of unamortized deferred financing fees associated with the 6.875% Senior Notes.
Lombard Debt — In November 2016, certain of Old Bristow’s subsidiaries entered into two, seven-year British pound sterling funded secured equipment term loans for an aggregate $200.0 million U.S. dollar equivalent with Lombard North Central Plc, a part of NatWest Group (the “Lombard Debt”). Borrowings under the financings previously bore interest at an interest rate equal to the GBP ICE Benchmark Administration’s Limited LIBOR, plus 2.25% per annum. The financing which was funded in December 2016 matures in December 2023, and the financing which funded in January 2017 matures in January 2024. During the twelve months ended March 31, 2022, the Company replaced LIBOR as the benchmark for the Lombard Debt with a new reference rate, the Sterling Overnight Index Average (“SONIA”).
During the nine months ended December 31, 2022, the Company made principal and interest payments of $8.6 million and $3.8 million, respectively. During the twelve months ended March 31, 2022 and twelve months ended March 31, 2021, the Company made principal and interest payments of $13.1 million and $3.8 million and $12.8 million and $4.1 million, respectively.
In connection with the Company’s entry into a refinancing agreement in January 2023 for the Lombard debt and in accordance with accounting standards related to accounting for debt, the financing tranche maturing in December 2023 is reflected in long-term debt on the consolidated balance sheets as of December 31, 2022 as a result of the subsequent event. See Note 19 for further discussion of the Lombard debt refinancing.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ABL Facility — The Company’s asset-backed revolving credit facility (the “ABL Facility”) was entered into in April 2018, and provides that amounts borrowed under the ABL Facility (i) are secured by certain accounts receivable owing to the borrower subsidiaries and the deposit accounts into which payments on such accounts receivable are deposited, and (ii) are fully and unconditionally guaranteed as to payment by the Company, as a parent guarantor, and each of Bristow Norway AS, BHL, Bristow U.S. LLC and Era Helicopters, LLC (collectively, the “ABL Borrowers”). As of December 31, 2022, the ABL Facility provided for commitments in an aggregate amount of $85.0 million with the ability to increase the total commitments up to a maximum aggregate amount of $120.0 million, subject to the terms and conditions therein.
As of December 31, 2022 and March 31, 2022, there were no outstanding borrowings under the ABL Facility nor had the Company made any draws during the nine months ended December 31, 2022. Letters of credit issued under the ABL Facility in the aggregate face amount of $0.6 million and $20.5 million were outstanding on December 31, 2022 and March 31, 2022.
Prior to the Lombard debt refinancing (see Note 19), the Company’s scheduled principal long-term maturities as of December 31, 2022, which excludes unamortized discount of $7.0 million and unamortized deferred financing fees of $7.2 million, were as follows (in thousands):

Total Due
2023	$73,812
2024	51,829
2025	—
2026	—
2027	—
Thereafter	400,000
$525,641
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
Fair Values of Debt
The fair value of the Company’s debt has been estimated in accordance with the accounting standards regarding fair value. The fair value of the Company’s long-term debt was estimated using discounted cash flow analysis based on estimated current rates for similar types of arrangements. Considerable judgment was required in developing certain of the estimates of fair value, and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The carrying and fair value of the Company’s debt for the periods in the table below were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2022
LIABILITIES
6.875% Senior Notes(1)	$392,763	$—	$366,629	$—
Lombard Debt(2)	118,658	—	120,358	—
	$511,421	$—	$486,987	$—
March 31, 2022
LIABILITIES
6.875% Senior Notes(1)	$391,690	$—	$407,436	$—
Lombard Debt(2)	133,978	—	138,328	—
	$525,668	$—	$545,764	$—
_________________
(1)As of December 31, 2022 and March 31, 2022, the carrying values were net of unamortized deferred financing fees of $7.2 million and $8.3 million, respectively.
(2)As of December 31, 2022 and March 31, 2022, the carrying values of unamortized discounts were $7.0 million and $13.1 million, respectively.
Note 9 — DERIVATIVE FINANCIAL INSTRUMENTS
From time to time, the Company may use derivatives to partially offset its business exposure to foreign currency risks on expected future cash flows. The Company enters into master netting arrangements to mitigate credit risk in derivative transactions by permitting net settlement of transactions with the same counterparty. The Company does not offset fair value amounts recognized for derivative instruments under master netting arrangements. The derivative agreements do not contain credit-risk-related contingent features. There are no amounts of related financial collateral received or pledged. The Company does not use any of its derivative instruments for speculative or trading purposes.
Cash Flow Hedges
The Company may use foreign exchange options or forward contracts to hedge a portion of its forecasted foreign currency denominated transactions. These foreign exchange hedge contracts, carried at fair value, have maturities of up to 21 months. As of December 31, 2022 and March 31, 2022, total notional amounts of outstanding cash flow hedges were $134.7 million and $40.5 million, respectively. As of December 31, 2022, $0.9 million of net gains (losses) will be reclassified from accumulated other comprehensive income into earnings within the next 12 months.
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The Company records changes in fair value of these cash flow hedges in accumulated other comprehensive income (loss) in its consolidated balance sheets, until the forecasted transaction occurs. When the forecasted transaction affects earnings, the Company reclassifies it to earnings in the same line item as the hedged items. The Company evaluates hedge effectiveness at the inception of the hedge prospectively, and on an ongoing basis both retrospectively and prospectively. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, it will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to earnings. For the nine months ended December 31, 2022, and twelve months ended March 31, 2022 and 2021, there were no net gains or losses recognized in earnings relating to hedges of forecasted transactions that did not occur.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The fair value of derivative instruments on our Consolidated Balance Sheets as of December 31, 2022 and March 31, 2022 were as follows, presented on a gross basis (in thousands):

	December 31, 2022		March 31, 2022
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$1,590	$(144)	$1,178	$(73)
Total derivatives	1,590	(144)	1,178	(73)
Note 10 — COMMITMENTS AND CONTINGENCIES
Fleet — The Company’s unfunded capital commitments as of December 31, 2022, consisted primarily of agreements to purchase helicopters and totaled $204.3 million, payable beginning in 2023. The Company also had $1.3 million of deposits paid on options not yet exercised as of December 31, 2022.
Included in these commitments are orders to purchase two AW189 heavy helicopters, six AW139 medium helicopters and five AW169 light twin helicopters. The AW189 helicopters and AW139 helicopters are scheduled to be delivered in 2024. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company had outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery between 2024 through 2025. The Company may, from time to time, purchase aircraft, for which it has no orders.
The Company may terminate $34.9 million of its capital commitments (inclusive of deposits paid on options not yet exercised) without further liability other than aggregate liquidated damages of approximately $1.1 million.
General Litigation and Disputes
In July 2021, the Company settled a bankruptcy preference claim related to amounts paid under a termination agreement between Old Bristow and Columbia Helicopters, Inc. The settlement was considered a gain contingency and resulted in a $9.0 million cash receipt and is included within other income within our consolidated statement of operations during the twelve months ended March 31, 2022.
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
Note 11 — LEASES
The Company leases aircraft, land, hangars, buildings, fuel tanks and tower sites under operating lease agreements.
The majority of the bases from which the Company operates are leased with remaining terms between one and fifty-six years. The Company’s lease agreements are either month-to-month or non-cancelable and generally provide for fixed monthly rent payments. The Company also generally pays for insurance, taxes and maintenance expenses associated with these leases which is excluded from its lease liability and recognized as incurred.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Operating leases as of the periods reflected in the table below were as follows (in thousands):

	December 31, 2022	March 31, 2022
Operating lease right-of-use assets	$240,977	$193,505

Current portion of operating lease liabilities	76,261	69,866
Operating lease liabilities	165,955	125,441
Total operating lease liabilities	$242,216	$195,307
Operating leases for the periods reflected in the table below were as follows (in thousands, except years and percentages):

	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022	Twelve Months Ended March 31, 2021
Cash paid for operating leases	$69,669	$100,339	$112,590
ROU assets obtained in exchange for lease obligations	$107,034	$34,185	$21,923
Weighted average remaining lease term	5 years	4 years	4 years
Weighted average discount rate	6.09%	6.13%	6.23%
The Company’s leases for aircraft range up to base terms of 180 months with renewal options of up to 60 months. In some cases, the Company’s leases for aircraft include early purchase options and purchase options upon expiration. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require the Company to pay a stipulated amount if the Company defaults on its obligations under the agreements.
Rent expense for the periods reflected in the table below were as follows (in thousands):

	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022	Twelve Months Ended March 31, 2021
Rent expense under all operating leases	$74,378	$106,180	$120,309
Rent expense under operating leases for aircraft	$57,976	$83,788	$97,919
As of December 31, 2022, aggregate future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year, including leases for aircraft, are as follows (in thousands):

	Aircraft	Other	Total
Twelve months ended December 31,
2023	$74,976	$12,790	$87,766
2024	59,656	9,202	68,858
2025	35,869	7,717	43,586
2026	21,230	6,125	27,355
2027	16,452	4,023	20,475
Thereafter	19,245	12,015	31,260
	$227,428	$51,872	$279,300

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12 — INCOME TAXES
The Company recognizes deferred tax assets or liabilities for the differences between the financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the asset is expected to be recovered or the liability is expected to be settled.
The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2022	March 31 2022
Deferred tax assets:
Foreign tax credits	$30,142	$29,624
Net operating losses	155,532	167,502
Pension liability	5,383	3,720
Interest expense limitation	42,995	39,919
Accrued expenses not currently deductible	14,439	12,871
Lease liabilities	36,101	66,853
Other	10,771	16,740
Gross deferred tax assets	295,363	337,229
Valuation allowance	(159,648)	(173,132)
Total deferred tax assets	$135,715	$164,097
Deferred tax liabilities:
Property and equipment	$(96,121)	$(96,734)
Inventories	(2,152)	(762)
Investment in foreign subsidiaries and unconsolidated affiliates	(14,059)	(15,588)
Right-of-use lease asset	(35,135)	(67,433)
Intangibles	(14,440)	(19,663)
Other	(3,308)	(3,728)
Total deferred tax liabilities	$(165,215)	$(203,908)
Net deferred tax liabilities	$(29,500)	$(39,811)
As of December 31, 2022, the Company had deferred tax assets of $19.1 million recorded in other assets on the consolidated balance sheets.
For U.S. income taxes, companies may use foreign tax credits to offset the income taxes due on income earned from foreign sources. The foreign tax credits claimed for a particular taxable year may be limited. Foreign tax credits may be carried back one year and forward ten years. As of December 31, 2022, the Company had $30.1 million of excess foreign tax credits, of which, $15.6 million will expire in 2023, $13.2 million will expire in 2024, and $1.3 million will expire after 2025.
As of December 31, 2022, the Company had a $47.1 million net operating loss carryforward in the U.S. In addition, the Company has net operating losses in certain states totaling $542.8 million, which began to expire during the nine months ended December 31, 2022. The following table shows the expiration of such loss carryforwards (in thousands, except dates):

	December 31, 2022	Expiration
Foreign tax credit carryforwards	$30,142	2023-2031
Foreign net operating loss carryforwards	$397,370	Indefinite
State net operating loss carryforwards	$408,321	Indefinite
State net operating loss carryforwards	$134,456	2023-2040
Section 163j interest expense	$204,737	Indefinite
The Company estimates the likelihood of the recoverability of its deferred tax assets. Any valuation allowance recorded is based on estimates and assumptions of taxable income in future periods and a determination is made of the magnitude of deferred tax assets which are more likely than not to be realized. If these estimates and related assumptions change in the future,

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Company may be required to record additional valuation allowance against its deferred tax assets and its effective tax rate may increase which could result in a material adverse impact on the Company’s financial position, results of operations and cash flows. The valuation allowance continues to be applied against certain deferred income tax assets where the Company has assessed that the realization of such assets does not meet the “more likely than not” criteria. Valuation allowances against net deferred tax assets aggregated to $159.6 million and $173.1 million as of December 31, 2022 and March, 31, 2022, respectively. As of December 31, 2022, valuation allowances were $79.9 million for foreign operating loss carryforwards, $31.6 million for state operating loss carryforwards, $17.7 million for interest expense limitation carryforwards, $29.4 million for foreign tax credits and $1.0 million for capital loss carryforwards. As of March 31, 2022, valuation allowances were $88.3 million for foreign operating loss carryforwards, $39.9 million for state operating loss carryforwards, $15.3 million for interest expense limitation carryforwards and $29.6 million for foreign tax credits.
During the nine months ended December 31, 2022, the Company changed its estimated future realizability of taxable income in the U.K. and estimates there is sufficient taxable income to utilize available net operating losses. The previously recorded valuation allowance against the U.K. net deferred tax asset was reduced by $0.3 million in the reporting period. The Company recorded $4.4 million of deferred taxes related to the change in estimated U.K. pension liabilities. This amount is reflected in other comprehensive income. During the nine months ended December 31, 2022, the Company utilized $5.1 million of net operating losses in various foreign jurisdictions and released through continuing operations an offsetting valuation allowance previously recorded against the net operating losses.
The components of income (loss) before income taxes for the periods reflected in the table below were as follows (in thousands):

	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022	Twelve Months Ended March 31, 2021
Domestic	$(7,692)	$(23,346)	$(14,314)
Foreign	28,771	18,927	(42,326)
Income (loss) before income taxes	$21,079	$(4,419)	$(56,640)
The components of income tax expense (benefit) for the periods reflected in the table below were as follows (in thousands):

	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022	Twelve Months Ended March 31, 2021
Current:
Domestic	$3,995	$5,971	$719
Foreign	8,821	7,068	14,387
	$12,816	$13,039	$15,106
Deferred:
Domestic	$(3,419)	$(5,945)	$(11,894)
Foreign	(1,903)	4,200	(3,567)
	$(5,322)	$(1,745)	$(15,461)
Income tax expense (benefit)	$7,494	$11,294	$(355)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The reconciliation of the U.S. Federal statutory tax rate to the effective income tax rate for the periods reflected in the table below is as follows:

	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022	Twelve Months Ended March 31, 2021
Statutory rate	21.0%	21.0%	21.0%
Net foreign tax on non-U.S. earnings	49.0%	(348.2)%	(25.2)%
Benefit of foreign tax deduction in the U.S.	(5.0)%	25.2%	2.3%
Foreign earnings indefinitely reinvested abroad	(28.7)%	44.8%	5.8%
Change in valuation allowance	(12.9)%	16.7%	—%
Foreign earnings that are currently taxed in the U.S.	5.9%	(40.5)%	(5.6)%
Bargain purchase gain	—%	—%	30.1%
Sales of subsidiaries	—%	22.0%	—%
Impairment of foreign investments	—%	62.4%	(26.2)%
Changes in tax reserves	0.9%	(3.8)%	—%
Impact of U.S. withholding tax	3.6%	(10.1)%	(1.3)%
Other, net	1.8%	(45.2)%	(0.3)%
Effective tax rate	35.6%	(255.7)%	0.6%
The Company’s effective income tax rate for the nine months ended December 31, 2022 is primarily impacted by income tax from non-US earnings in certain profitable jurisdictions, adjustments to valuation allowances against future realization of deductible business interest expense and adjustments to valuation allowances against net operating losses.
The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is currently undergoing multiple tax examinations in various jurisdictions in which it operates. The ultimate settlement and timing of these additional potential tax assessments is uncertain, but the Company will continue to vigorously defend its return filing positions and does not view additional assessments as probable at this time.
The following table summarizes the years open by jurisdiction as of December 31, 2022:

Years Open
U.S.	2019 to present
U.K.	2021 to present
Nigeria	2012 to present
Trinidad	2010 to present
Australia	2018 to present
Norway	2019 to present
Brazil	2018 to present
During the nine months ended December 31, 2022, adjustments were made to estimates for uncertain tax positions in certain tax jurisdictions based upon changes in facts and circumstances, resulting in an increase to income tax expense. As of December 31, 2022 and March 31, 2022, the Company had $4.1 million and $3.9 million, of unrecognized tax benefits respectively, all of which would have an impact on its effective tax rate, if recognized.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The activity associated with unrecognized tax benefit for the periods reflected in the table below was follows (in thousands):

	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022	Twelve Months Ended March 31, 2021
Unrecognized tax benefits – beginning of period	$3,942	$4,258	$4,252
Increases for tax positions taken in prior periods	200	147	30
Decreases for tax positions taken in prior periods	(75)	(420)	—
Decrease related to statute of limitation expirations	—	(43)	(24)
Unrecognized tax benefits – end of period	$4,067	$3,942	$4,258
As of December 31, 2022, the Company had aggregated approximately $162.0 million in unremitted earnings generated by foreign subsidiaries. The Company expects to indefinitely reinvest these earnings. The Company has not provided deferred taxes on these unremitted earnings. If the Company’s expectations were to change, withholding and other applicable taxes incurred upon repatriation, if any, are not expected to have a material impact on its results of operations.
Note 13 — SHARE-BASED COMPENSATION
In August 2021, the Company adopted the 2021 Equity Incentive Plan (the “LTIP”). Upon adoption, the LTIP replaced all pre-existing plans. The aggregate number of shares of common stock reserved and available for issuance pursuant to awards granted under the LTIP are (a) 1,640,000 shares minus (b) one share for each share issued under awards granted under pre-existing plans on or after June 1, 2021, through the adoption date of the LTIP, and plus (c) the number of shares subject to awards under pre-existing plans that are forfeited or expire and become available for issuance under the terms of the LTIP. The LTIP allows for awards to be granted in the form of stock options, stock appreciation rights, shares of restricted stock, other share-based awards (payable in cash or common stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. Shares underlying awards that expire, terminate, are cancelled, or forfeited to the Company, or are settled in cash may be reused for subsequent awards. As of December 31, 2022, 830,383 shares remained available to grant under the LTIP.
Restricted Stock. During the nine months ended December 31, 2022, the number of shares and the weighted average grant price of restricted stock transactions were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested as of April 1, 2022:	1,161,608	$27.77
Granted	495,640	$29.33
Vested/released	(202,414)	$26.14
Cancelled/forfeited	(98,455)	$25.00
Non-vested outstanding as of December 31, 2022	1,356,379	$28.78
As of December 31, 2022, the Company had approximately $18.5 million in total unrecognized compensation costs associated with these awards, and the weighted average period over which it is expected to be recognized is 1.8 years.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock Options. During the nine months ended December 31, 2022, the number of stock options transactions and the weighted average grant price of stock options were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested as of April 1, 2022:	424,951	$19.75
Exercised/Released	(155)	$22.89
Cancelled/Forfeited	(12,173)	$11.56
Expired	(94)	$30.16
Non-vested outstanding as of December 31, 2022	412,529	$19.99
Vested and exercisable	227,158	$25.02
As of December 31, 2022, the Company had approximately $1.0 million in total unrecognized compensation costs associated with these awards, and the weighted average period over which it is expected to be recognized is 0.7 years. The weighted average remaining contractual term on the non-vested stock options is 6.6 years and 5.9 years on the vested and exercisable stock options. As of December 31, 2022, the weighted average exercise price of the vested and exercisable stock options was $26.52 and had an aggregate intrinsic value of $1.7 million.
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
Note 14 — DEFINED CONTRIBUTION AND PENSION PLANS
Defined Contribution Plans
The Bristow Group Inc. Employee Savings and Retirement Plan (the “Bristow Plan”) covers certain of the Company’s U.S. employees. Under the Bristow Plan, the Company matches each participant’s contributions up to 3% of the employee’s compensation. In addition, under the Bristow Plan, the Company contributes an additional 3% of the employee’s compensation.
BHL and Bristow International Aviation (Guernsey) Limited (“BIAGL”) each have a defined contribution plan (the “Defined Benefit Pension Plans”). These defined contribution plans were put in place for new hires following the closure of the defined benefit pension plans described below. There are defined contribution sections within the closed defined benefit plans which were established for those defined benefit members who were in active service when the schemes closed to new benefit accrual.
The Company’s contributions to its defined contribution plans were $15.7 million, $21.4 million and $21.9 million for the nine months ended December 31, 2022 and twelve months ended March 31, 2022 and March 31, 2021, respectively.
Defined Benefit Plans
The Defined Benefit Pension Plans were replaced by the defined contribution plans described above and closed to future accrual as of February 1, 2004. Prior to replacement, the Defined Benefit Pension Plans covered all full-time employees of Bristow Aviation and BIAGL employed on or before December 31, 1997. The defined benefits for participants in the Defined Benefit Pension Plans were based on the employee’s annualized average last three years’ pensionable salaries up to February 1, 2004, increasing thereafter in line with retail price inflation (prior to 2011) and consumer price inflation (from 2011 onwards), and subject to maximum increases of 5% per year over the period to retirement. Any valuation deficits are funded by contributions by BHL and BIAGL.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Plan assets are held in separate funds administered by the plans’ trustee (the “Plan Trustee”), which are primarily invested in equities, debt securities and cash. The measurement date adopted is December 31, and resulting gains or losses are amortized over the average remaining life expectancy of the plan members.
The following table shows the activity associated with the projected benefit obligation and the fair value of plan assets in addition to the defined benefit retirement plans’ funded status (in thousands):

	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022	Twelve Months Ended March 31, 2021
Change in benefit obligation:
Projected benefit obligation (PBO) at beginning of period	$529,956	$578,918	$494,992
Service cost	663	732	743
Interest cost	8,987	9,757	9,449
Actuarial loss (gain)	(107,835)	(9,592)	41,343
Benefit payments and expenses	(18,481)	(23,418)	(24,854)
Effect of exchange rate changes	(45,681)	(26,441)	57,245
Projected benefit obligation (PBO) at end of period	$367,609	$529,956	$578,918
Change in plan assets:
Fair value of assets at beginning of period	$511,786	$534,768	$477,137
Actual return on assets	(113,510)	8,633	11,738
Employer contributions	11,725	16,234	16,778
Benefit payments and expenses	(18,481)	(23,418)	(24,854)
Effect of exchange rate changes	(44,000)	(24,431)	53,969
Fair value of assets at end of period	$347,520	$511,786	$534,768
Reconciliation of funded status:
Accumulated benefit obligation (ABO)	$367,609	$529,956	$578,918
Projected benefit obligation (PBO)	$367,609	$529,956	$578,918
Fair value of assets	(347,520)	(511,786)	(534,768)
Net recognized pension liability	$20,089	$18,170	$44,150
Amounts recognized in accumulated other comprehensive loss	$12,441	$(5,962)	$45,071
The service cost component is reported in the Company’s consolidated statements of operations in total costs and expenses. All other components of net periodic pension cost are reported in the other expenses, net. Details of the components of net periodic pension cost (benefit) for the periods reflected in the table below were as follows (in thousands):

	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022	Twelve Months Ended March 31, 2021
Service cost for benefits earned during the period	$663	$732	$743
Interest cost on pension benefit obligation	8,987	9,757	9,449
Expected return on assets	(11,347)	(12,290)	(13,090)
Net periodic pension cost (benefit)	$(1,697)	$(1,801)	$(2,898)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Actuarial assumptions used to develop the components of the Defined Benefit Pension Plans for the periods reflected in the table below were as follows:

	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022	Twelve Months Ended March 31, 2021
Discount rate	2.70%	2.00%	2.30%
Expected long-term rate of return on assets	3.22%	2.42%	2.62%
Pension increase rate	3.40%	3.00%	2.60%
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
The market value of the plan’s assets as of December 31, 2022 and March 31, 2022 was allocated between asset classes. Details of target allocation percentages under the Plan Trustee’s investment strategies as of the same dates are also included as follows:

	Target Allocation as of December 31,	Target Allocation as of March 31,	Actual Allocation as of December 31,	Actual Allocation as of March 31,
Asset Category	2022	2022	2022	2022
Equity securities	14.4%	14.0%	20.5%	16.4%
Debt securities	19.0%	19.0%	29.8%	19.8%
Property	6.7%	6.7%	6.8%	5.8%
Other assets	59.9%	60.3%	42.9%	58.0%
Total	100.0%	100.0%	100.0%	100.0%

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes, by level within the fair value hierarchy, the plan assets as of December 31, 2022, which are valued at fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2022
Cash and cash equivalents	$3,729	$9,623	$—	$13,352
Equity investments - U.K.	962	—	—	962
Equity investments - non-U.K.	2,165	—	—	2,165
Insurance linked securities	—	—	25,141	25,141
Liquid credit	—	7,819	—	7,819
Alternative investments	—	42,222	—	42,222
Diversified growth (absolute return) funds	722	—	—	722
Government debt securities	481	102,007	—	102,488
Corporate debt securities	1,203	—	—	1,203
Insurance policy	—	—	108,863	108,863
Total fair value investments	$9,262	$161,671	$134,004	$304,937
Net asset value(1)	—	—	—	42,583
Total investments	$9,262	$161,671	$134,004	$347,520
____________________
(1)Includes illiquid credit and property debt amounts held at net asset values.
The following table summarizes, by level within the fair value hierarchy, the plan assets as of March 31, 2022, which are valued at fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2022
Cash and cash equivalents	$3,591	$18,661	$—	$22,252
Equity investments - U.K.	1,053	—	—	1,053
Equity investments - non-U.K.	2,897	—	—	2,897
Insurance Linked Securities	—	27,386	—	27,386
Liquid credit	—	98,130	—	98,130
Alternative investments	—	51,801	—	51,801
Diversified growth (absolute return) funds	790	—	—	790
Government debt securities	—	99,157	—	99,157
Corporate debt securities	1,712	—	—	1,712
Insurance policy	—	—	154,345	154,345
Total fair value investments	$10,043	$295,135	$154,345	$459,523
Net asset value(1)	—	—	—	52,263
Total investments	$10,043	$295,135	$154,345	$511,786
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company expects to fund payments with cash contributions to the plans, plan assets and earnings on plan assets. Estimated future benefit payments for each of the years ended December 31 is as follows (in thousands):

Year Ended December 31,	Payments
2023	$21,532
2024	22,013
2025	22,374
2026	22,855
2027	23,336
Thereafter	119,569
Note 15 — STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Share Repurchases
In September 2020, the Board authorized a stock repurchase program providing for the repurchase of up to $75.0 million of the Company’s common stock. In August 2022, the Board approved a new $40.0 million stock repurchase program (“August 2022 Stock Repurchase Program”) and terminated the prior program, under which $15.0 million remained available of the original $75.0 million authorized. Purchases of the Company’s common stock under the August 2022 Stock Repurchase Program may be made in the open market, including pursuant to a Rule 10b5-1 program, by block repurchases, in private transactions (including with related parties) or otherwise, from time to time, depending on market conditions.
The August 2022 Stock Repurchase Program has no expiration date and may be suspended or discontinued at any time without notice, subject to any changes in applicable law or regulations thereunder. As of December 31, 2022, $40.0 million remained available under the August 2022 Stock Repurchase Program.
During the nine months ended December 31, 2022, the Company repurchased 425,938 shares of common stock in open market transactions for gross consideration of $10.0 million, which is an average cost of $23.48. During the twelve months ended March 31, 2022, the Company repurchased 1,480,804 shares of common stock for gross consideration of $40.0 million, which is an average cost per share of $27.02.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in balances for accumulated other comprehensive income (loss) (in thousands):

	Currency Translation Adjustments	Pension Liability Adjustments (1)	Unrealized gain (loss) on cash flow hedges (2)	Total
Balance as of March 31, 2020	$(16,440)	$6,389	$1,410	$(8,641)

Other comprehensive income (loss) before reclassification	49,803	—	(4,677)	45,126
Reclassified from accumulated other comprehensive income	—	(45,071)	1,671	(43,400)
Net current period other comprehensive income (loss)	49,803	(45,071)	(3,006)	1,726
Foreign exchange rate impact	(717)	717	—	—
Balance as of March 31, 2021	$32,646	$(37,965)	$(1,596)	$(6,915)

Other comprehensive loss before reclassification	(25,274)	—	—	(25,274)
Reclassified from accumulated other comprehensive income	—	5,962	2,777	8,739
Net current period other comprehensive income (loss)	(25,274)	5,962	2,777	(16,535)
Foreign exchange rate impact	(1,729)	1,729	—	—
Balance as of March 31, 2022	$5,643	$(30,274)	$1,181	$(23,450)

Other comprehensive loss before reclassification	(48,368)	—	(455)	(48,823)
Reclassified from accumulated other comprehensive income	—	(12,441)	657	(11,784)
Net current period other comprehensive income (loss)	(48,368)	(12,441)	202	(60,607)
Foreign exchange rate impact	(2,625)	2,625	—	—
Balance as of December 31, 2022	$(45,350)	$(40,090)	$1,383	$(84,057)
__________________________
(1)Reclassification of amounts related to pension liability adjustments are included as a component of net periodic pension cost.
(2)Reclassification of amounts related to cash flow hedges were included as operating expenses.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 16 - EARNINGS PER SHARE
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

	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022	Twelve Months Ended March 31, 2021(1)
Income (loss):
Net income (loss) attributable to Bristow Group Inc.	$13,528	$(15,791)	$(56,094)
Less: Paid-in-Kind (“PIK”) dividends(1)	—	—	(12,039)
Plus: Deemed contribution from conversion of preferred stock(1)	—	—	144,986
Income (loss) available to common stockholders – basic	13,528	(15,791)	76,853
Plus: PIK dividends	—	—	12,039
Less: Changes in fair value of preferred stock derivative liability	—	—	(15,416)
Income (loss) available to common stockholders – diluted	$13,528	$(15,791)	$73,476
Shares:
Weighted average shares of common stock outstanding – basic	28,066	28,533	24,601
Effect of dilutive stock options and restricted stock	508	—	180
Preferred shares as converted basis	—	—	6,895
Weighted average shares of common stock outstanding – diluted (2)	28,574	28,533	31,676

Earnings (loss) per common share - basic	$0.48	$(0.55)	$3.12
Earnings (loss) per common share - diluted	$0.47	$(0.55)	$2.32
___________________________
(1)See the Company’s Annual Report on Form 10-K, filed with the SEC on May 31, 2022 for further discussion on PIK dividends and conversion of Old Bristow stock during the twelve months ended March 31, 2021.
(2)Excludes weighted average common shares of 1,276,783 for the nine months ended December 31, 2022, 1,573,745 and 135,882 for the twelve months ended March 31, 2022 and twelve months ended March 31, 2021, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 17 — SEGMENT AND GEOGRAPHIC AREA INFORMATION
The Company conducts business in one segment: aviation services. The aviation services global operations include four regions as follows: Europe, Africa, the Americas and Asia Pacific. The Europe region comprises all of the Company’s operations and affiliates in Europe, including the Dutch Caribbean, the Falkland Islands, the Netherlands, Norway and the U.K. The Americas region comprises all of the Company’s operations and affiliates in North America and South America, including Brazil, Canada, Guyana, Suriname, Trinidad and the U.S. Gulf of Mexico. The Asia Pacific region comprises all of the Company’s operations and affiliates in Australia. The Africa region comprises all of the Company’s operations and affiliates on the African continent, including Nigeria.
The percentage of the Company’s operating revenues were derived from the following major customers for the periods reflected in the table below were as follows:

	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022	Twelve Months Ended March 31, 2021

Customer A	19.4%	20.3%	19.0%
Customer B	9.0%	11.1%	10.0%
Customer C	6.0%	6.3%	6.0%
Total percentage of operating revenues	34.4%	37.7%	35.0%
The following tables show region information reconciled to consolidated totals, and prepared on the same basis as the Company’s consolidated financial statements (in thousands):

	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022	Twelve Months Ended March 31, 2021
Region revenues from external customers:
Europe	$492,981	$662,421	$656,769
Americas	287,975	379,623	337,527
Asia Pacific	64,217	72,035	76,644
Africa	77,038	69,663	101,649
Other	358	1,462	5,473
Total region revenues	$922,569	$1,185,204	$1,178,062

Consolidated operating income (loss):
Europe	$45,020	$62,082	$72,199
Americas	46,208	71,571	(24,204)
Asia Pacific	2,809	(13,454)	(1,047)
Africa	(986)	(27,848)	(19,892)
Other	(62,700)	(92,515)	(121,753)
Gain (loss) on disposal of assets	(480)	1,347	(8,199)
Total consolidated operating income (loss)	$29,871	$1,183	$(102,896)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2022	March 31, 2022
Identifiable assets:
Europe	$1,012,291	$917,656
Americas	484,410	500,219
Asia Pacific	37,459	50,335
Africa	84,528	92,582
Other	193,313	263,487
Total identifiable assets	$1,812,001	$1,824,279
The Company attributes revenue to various countries based on the location where services are actually performed. Long-lived assets consist primarily of helicopters and fixed wing aircraft and are attributed to various countries based on the physical location of the asset at the end of the periods reflected in the table below. Information by geographic area is as follows (in thousands):

	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022	Twelve Months Ended March 31, 2021
U.K.	$305,862	$406,089	$406,850
Norway	179,724	256,461	249,618
U.S.	149,171	196,693	176,907
Other	287,812	325,961	344,687
Total revenues	$922,569	$1,185,204	$1,178,062

	December 31, 2022	March 31, 2022
Long-lived assets:
U.K.	$649,711	$493,310
Norway	110,466	123,400
U.S.	292,335	357,322
Other	103,716	162,081
Total long-lived assets	$1,156,228	$1,136,113

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 18 — TRANSITION PERIOD COMPARATIVE DATA
The following table shows selected financial information for the transition period ended December 31, 2022 and the comparative period ended December 31, 2021 (the “Comparative Period”). The Comparative Period information is derived from the Company’s unaudited, condensed consolidated financial statements and filed with the SEC on Quarterly Report on Form 10-Q on February 4, 2022, and can be referred to for additional details.

	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2021
		(Unaudited)
Condensed income statement
Total revenues	$922,569	$897,804
Total costs and expenses	888,492	867,891
Loss on impairment	(5,187)	(24,835)
Gain (loss) on disposal of assets	(480)	1,388
Earnings (losses) from unconsolidated affiliates, net	1,461	(1,413)
Operating income	29,871	5,053
Total other income (expense), net	(8,792)	(8,357)
Income tax expense	(7,494)	(8,034)
Net income attributable to noncontrolling interests	(57)	(141)
Net income (loss) attributable to Bristow Group Inc.	13,528	(11,479)
Earnings (loss) per common share:
Basic	$0.48	$(0.40)
Diluted	$0.47	$(0.40)
Weighted average shares of common stock outstanding:
Basic	28,066	28,634
Diluted	28,574	28,634

Condensed cash flows
Net cash provided by (used in) operating activities	$(13,304)	$118,277
Net cash used in investing activities	(44,142)	(9,528)
Net cash used in financing activities	(20,732)	(59,592)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(24,153)	(2,774)
Net increase (decrease) in cash, cash equivalents and restricted cash	(102,331)	46,383
Cash, cash equivalents and restricted cash at beginning of period	266,014	231,079
Cash, cash equivalents and restricted cash at end of period	$163,683	$277,462

Condensed balance sheets
Total assets	$1,812,001	$1,864,789
Total liabilities	$1,025,062	$1,020,477
Total stockholders’ equity	$786,939	$844,312

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 19 — SUBSEQUENT EVENTS
In January 2023, the Company entered into two thirteen-year secured equipment financings for an aggregate amount up to £145 million with National Westminster Bank Plc (“NatWest”). The credit facilities were funded on January 27, 2023, for approximately £138 million. The net proceeds from the financings were used to refinance the indebtedness of the Lombard Debt (see Note 7) and will be used to provide additional financing to support the Company’s obligations under its SAR contracts in the U.K. The credit facilities will have thirteen-year terms with repayment due in quarterly installments commencing March 31, 2023. The credit facilities will bear interest at a rate equal to the SONIA plus 2.75% per annum. Bristow's obligations will be secured by ten SAR helicopters.