Form 10-Q
period 2023-03-31
Bristow Group Inc.
filed 2023-05-04
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	001-35701
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware		72-1455213
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

3151 Briarpark Drive, Suite 700
Houston,	Texas	77042
(Address of Principal Executive Offices)		(Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
The total number of shares of common stock, par value $0.01 per share, outstanding as of April 28, 2023 was 28,008,238. The Registrant has no other class of common stock outstanding.

BRISTOW GROUP INC.

PART I — FINANCIAL INFORMATION
Item 1.     Financial Statements.
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues:
Operating revenues	$292,931	$275,582
Reimbursable revenues	9,091	11,817
Total revenues	302,022	287,399

Costs and expenses:
Operating expenses	226,724	217,711
Reimbursable expenses	8,991	11,694
General and administrative expenses	46,730	41,644
Merger and integration costs	439	824
Restructuring costs	—	2,113
Depreciation and amortization expense	17,445	16,919
Total costs and expenses	300,329	290,905

Gain (loss) on disposal of assets	3,256	(41)
Earnings (losses) from unconsolidated affiliates	1,037	(325)
Operating income (loss)	5,986	(3,872)

Interest income	1,129	17
Interest expense, net	(10,264)	(10,241)
Reorganization items, net	(44)	(43)
Other, net	(3,426)	13,023
Total other income (expense), net	(12,605)	2,756
Loss before income taxes	(6,619)	(1,116)
Income tax benefit (expense)	5,094	(3,260)
Net loss	(1,525)	(4,376)
Net loss attributable to noncontrolling interests	3	63
Net loss attributable to Bristow Group Inc.	$(1,522)	$(4,313)
Losses per common share:
Basic	$(0.05)	$(0.15)
Diluted	$(0.05)	$(0.15)
Weighted average shares of common stock outstanding:
Basic	27,983	28,222
Diluted	27,983	28,222

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022

Net loss	$(1,525)	$(4,376)
Other comprehensive income (loss):
Currency translation adjustments	11,745	(13,215)
Pension liability adjustment	(1,111)	5,251
Unrealized gain (loss) on cash flow hedges, net	(507)	656
Total other comprehensive income (loss)	10,127	(7,308)
Total comprehensive income (loss)	8,602	(11,684)
Net comprehensive loss attributable to noncontrolling interests	3	63
Total comprehensive income (loss) attributable to Bristow Group Inc.	$8,605	$(11,621)

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$198,428	$160,029
Restricted cash	2,115	3,654
Accounts receivable, net of allowance for doubtful accounts of $75 and $1,847 as of March 31, 2023 and December 31, 2022, respectively	208,559	215,131
Inventories	86,376	81,886
Prepaid expenses and other current assets	29,873	32,425
Total current assets	525,351	493,125
Property and equipment, net of accumulated depreciation of $195,848 and $180,060 as of March 31, 2023 and December 31, 2022, respectively	905,415	915,251
Investment in unconsolidated affiliates	17,000	17,000
Right-of-use assets	301,676	240,977
Other assets	149,073	145,648
Total assets	$1,898,515	$1,812,001
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,212	$89,610
Accrued wages, benefits and related taxes	42,308	45,206
Income taxes payable and other accrued taxes	15,580	6,651
Deferred revenue	14,087	14,300
Accrued maintenance and repairs	19,171	19,654
Current portion of operating lease liabilities	77,452	76,261
Accrued interest and other accrued liabilities	17,753	22,252
Short-term borrowings and current maturities of long-term debt	12,849	11,656
Total current liabilities	274,412	285,590
Long-term debt, less current maturities	538,150	499,765
Accrued pension liabilities	15,332	20,089
Other liabilities and deferred credits	4,602	5,030
Deferred taxes	39,234	48,633
Long-term operating lease liabilities	228,318	165,955
Total liabilities	$1,100,048	$1,025,062
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value, 110,000 authorized; 28,008 and 28,009 outstanding as of March 31, 2023 and December 31, 2022, respectively	306	306
Additional paid-in capital	712,630	709,319
Retained earnings	223,226	224,748
Treasury stock, at cost; 2,474 and 2,456 shares as of March 31, 2023 and December 31, 2022, respectively	(63,394)	(63,009)
Accumulated other comprehensive loss	(73,930)	(84,057)
Total Bristow Group Inc. stockholders’ equity	798,838	787,307
Noncontrolling interests	(371)	(368)
Total stockholders’ equity	798,467	786,939
Total liabilities and stockholders’ equity	$1,898,515	$1,812,001

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited, in thousands)

	Total Bristow Group Inc. Stockholders’ Equity
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
December 31, 2022	$306	28,009	$709,319	$224,748	$(63,009)	$(84,057)	$(368)	$786,939
Share award amortization	—	—	3,311	—	—	—	—	3,311
Share repurchases	—	(1)	—	—	(385)	—	—	(385)
Net loss	—	—	—	(1,522)	—	—	(3)	(1,525)
Other comprehensive loss	—	—	—	—	—	10,127	—	10,127
March 31, 2023	$306	28,008	$712,630	$223,226	$(63,394)	$(73,930)	$(371)	$798,467

	Total Bristow Group Inc. Stockholders’ Equity
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders’ Investment
December 31, 2021	$303	28,302	$696,092	$215,533	$(51,083)	$(16,142)	$(391)	$844,312
Share award amortization	—	—	3,309	—	—	—	—	3,309
Share repurchases	—	(15)	—	—	(576)	—	—	(576)
Currency translation adjustments	—	—	—	—	—	—	7	7
Net loss	—	—	—	(4,313)	—	—	(63)	(4,376)
Other comprehensive loss	—	—	—	—	—	(7,308)	—	(7,308)
March 31, 2022	$303	28,287	$699,401	$211,220	$(51,659)	$(23,450)	$(447)	$835,368

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,525)	$(4,376)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization expense	21,248	19,987
Loss (gain) on disposal of assets	(3,256)	41
Losses (equity earnings) from unconsolidated affiliates	(1,037)	325
Reorganization items, net	—	(578)
Deferred income taxes	(9,213)	(72)
Stock-based compensation expense	3,311	3,309
Amortization of deferred financing fees	635	345
Discount amortization on long-term debt	473	1,852
Increase (decrease) in cash resulting from changes in:
Accounts receivable	7,071	(26,642)
Inventory, prepaid expenses and other assets	(4,718)	12,401
Accounts payable, accrued expenses and other liabilities	(6,374)	(1,015)
Net cash provided by operating activities	6,615	5,577
Cash flows from investing activities:
Capital expenditures	(31,537)	(7,842)
Proceeds from asset dispositions	23,433	—
Net cash used in investing activities	(8,104)	(7,842)
Cash flows from financing activities:
Proceeds from borrowings	169,508	—
Debt issuance costs	(2,714)	(124)
Repayments of debt	(132,261)	(3,191)
Purchase of treasury stock	(385)	(576)
Net cash provided by (used in) financing activities	34,148	(3,891)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,201	(5,292)
Net increase (decrease) in cash, cash equivalents and restricted cash	36,860	(11,448)
Cash, cash equivalents and restricted cash at beginning of period	163,683	277,462
Cash, cash equivalents and restricted cash at end of period	$200,543	$266,014
Cash paid during the period for:
Interest	$16,315	$14,732
Income taxes	$537	$1,501

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
The condensed consolidated financial information for the three months ended March 31, 2023 and 2022, has been prepared by the Company in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information reporting on Quarterly Form 10-Q and Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from that which would appear in the annual consolidated financial statements.
In connection with its fiscal year-end change from March 31st to December 31st, the Company filed audited financial statements for the transition period from April 1, 2022 to December 31, 2022, on a Transition Report on Form 10-KT. As such, certain comparative period information has been reclassified to conform to the current period presentation. The condensed consolidated financial statements on this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes thereto included in the Company’s Transition Report on Form 10-KT for the transition year ended December 31, 2022, filed with the SEC on March 9, 2023.
Summary of Significant Accounting Policies and Other Accounting Considerations
Basis of Consolidation — The consolidated financial statements include the accounts of Bristow Group Inc., its wholly and majority-owned subsidiaries and entities that meet the criteria of variable interest entities of which the Company is the primary beneficiary. All significant inter-company accounts and transactions are eliminated in consolidation.
Accounting Estimates — The preparation of these condensed consolidated financial statements and accompanying footnotes requires the Company to make estimates and assumptions; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the condensed consolidated statements of operations and comprehensive income, the condensed consolidated balance sheet, the condensed consolidated statements of changes in stockholders equity and the condensed consolidated statements of cash flows. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the entire year.
Recent Accounting Standards — The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed within this Quarterly Report on Form 10-Q were assessed and determined as either not applicable or not material to the Company’s consolidated financial position or result of operations.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 2 — REVENUES
The Company derives its revenues primarily from aviation services. A majority of the Company’s revenues are generated through two types of contracts: helicopter services contracts and fixed wing services contracts.
The following table shows the total revenues (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues from contracts with customers	$296,022	$275,004
Other revenues	6,000	12,395
Total revenues	$302,022	$287,399
Revenues by Service Line. The following table sets forth the operating revenues earned by service line for the applicable periods (in thousands):

	Three Months Ended March 31,
	2023	2022
Offshore energy services	$181,629	$189,320
Government services	82,334	66,239
Fixed wing services	25,919	16,806
Other services	3,049	3,217
Total operating revenues	$292,931	$275,582
Contract Assets, Liabilities and Receivables
The Company generally satisfies performance of contract obligations by providing aviation services to its customers in exchange for consideration. The timing of performance may differ from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. A contract asset exists when the Company has a contract with a customer for which revenues have been recognized (i.e., services have been performed), but customer payment is contingent on a future event (i.e., satisfaction of additional performance obligations). These contract assets are transferred to receivables when the right to consideration becomes unconditional. Contract liabilities relate to deferred revenues in which advance consideration is received from customers for contracts where revenues are recognized based on future performance of services.

	Three Months Ended March 31,
	2023	2022
Revenues from contract liabilities	$6,397	$2,504

	March 31, 2023	December 31, 2022
Receivables under contracts with customers	$179,979	$182,742
Contract liabilities under contracts with customers	12,730	12,931
Contract liabilities are primarily generated by fixed wing services where customers pay for tickets in advance of receiving the Company’s services and advanced payments from helicopter services customers. There were no contract assets as of March 31, 2023 and December 31, 2022.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Remaining Performance Obligations
Remaining performance obligations represent firm contracts for which work has not been performed and future revenue recognition is expected. The Company has elected the practical expedient permitting the exclusion of disclosing remaining performance obligations for contracts that have an original expected duration of one year or less. The Company’s contracts have fixed terms ranging from one month to 10 years and generally may, depending on the contract, be cancelled without penalty and with a notice period of less than a year. Customarily, these contracts do not commit customers to purchase specific amounts of services or minimum flight hours and permit customers to decrease the number of helicopters under contract with a corresponding decrease in the fixed monthly payments without penalty.
Excluding any applicable cancellation penalties, revenues from performance obligations that are unsatisfied (or partially unsatisfied) on contracts with fixed consideration that have an expected duration of one year or more and therefore not subject to the practical expedient as of March 31, 2023 were $30.0 million, of which $15.9 million and $14.1 million of revenues are expected to be recognized in 2023 and 2024, respectively. These amounts exclude expected consideration related to performance obligations of a variable nature (i.e., flight services) as they cannot be reasonably and reliably estimated.
Note 3 — RELATED PARTY TRANSACTIONS
The Company owns a 25% voting interest and a 40% economic interest in Cougar Helicopters Inc. (“Cougar”), an aviation services provider in Canada. Due to common ownership of Cougar, the Company considers VIH Aviation Group Ltd.(“VIH”) a related party.
The Company leases certain aircraft and facilities from VIH and paid lease fees of $1.5 million and $2.1 million for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 and 2022, the Company generated total revenues of $4.6 million and $8.9 million from its related parties, respectively.
As of March 31, 2023 and December 31, 2022, accounts receivables from related parties included in accounts receivables on the condensed consolidated balance sheets were $0.9 million and $0.8 million, respectively.
Note 4 — DEBT
Debt as of March 31, 2023 and December 31, 2022, consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
6.875% Senior Notes	$393,114	$392,763
Lombard Debt	—	118,658
NatWest Debt	157,885	—
Total debt	550,999	511,421
Less short-term borrowings and current maturities of long-term debt	(12,849)	(11,656)
Total long-term debt	$538,150	$499,765
6.875% Senior Notes — In February 2021, the Company issued $400.0 million aggregate principal amount of its 6.875% senior secured notes due March 2028 (the “6.875% Senior Notes”) and received net proceeds of $395.0 million. The 6.875% Senior Notes are fully and unconditionally guaranteed as to payment by a number of subsidiaries. Interest on the 6.875% Senior Notes is payable semi-annually in arrears on March 1st and September 1st of each year. The 6.875% Senior Notes may be redeemed at any time and from time to time, with sufficient notice and at the applicable redemption prices set forth in the indenture governing the 6.875% Senior Notes, inclusive of any accrued and unpaid interest leading up to the redemption date. The indenture governing the 6.875% Senior Notes contains covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem the Company’s capital stock, prepay, redeem or repurchase certain debt, make loans and investments, sell assets, incur liens, enter into transactions with affiliates, enter into agreements restricting its subsidiaries’ ability to pay dividends, and consolidate, merge or sell all or substantially all of its assets. In addition, upon a specified change of control trigger event, the Company must make an offer to repurchase all or part of each noteholder’s notes at an offer price of 101% of the aggregate principal

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
amount, plus accrued and unpaid interest. As of March 31, 2023 and December 31, 2022, the Company had $6.9 million and $7.2 million, respectively, of unamortized deferred financing fees associated with the 6.875% Senior Notes.
Lombard Debt — In January 2023, in connection with its upcoming maturity, the Company made a $129.1 million payment to extinguish the Lombard Debt.
NatWest Debt — In January 2023, the Company entered into two thirteen-year secured equipment financings with National Westminster Bank Plc (“NatWest”) for aggregate proceeds of $169.5 million. The net proceeds from the financings were used to refinance the indebtedness of the Lombard Debt and will be used to provide additional financing to support the Company’s obligations under its search and rescue (“SAR”) contracts in the U.K. The credit facilities have thirteen-year terms with repayment due in quarterly installments which commenced on March 31, 2023, with a $3.2 million principal payment. The credit facilities bear interest at a rate equal to the Sterling Overnight Index Average (“SONIA”) plus 2.75% per annum. Bristow's obligations under the NatWest Debt are secured by ten SAR helicopters. As of and March 31, 2023 , the Company had $9.1 million of unamortized deferred financing fees associated with the NatWest debt.
ABL Facility — The Company’s asset-backed revolving credit facility (the “ABL Facility”) matures in May 2027, subject to certain early maturity triggers related to maturity of other material debt or a change of control of the Company. Amounts borrowed under the ABL Facility (i) are secured by certain accounts receivable owing to the borrower subsidiaries and the deposit accounts into which payments on such accounts receivable are deposited, and (ii) are fully and unconditionally guaranteed as to payment by the Company, as a parent guarantor, and each of Bristow Norway AS, Bristow Helicopters Limited, Bristow U.S. LLC and Era Helicopters, LLC. As of March 31, 2023, the ABL Facility provided for commitments in an aggregate amount of $85.0 million with the ability to increase the total commitments up to a maximum aggregate amount of $120.0 million, subject to the terms and conditions therein.
As of March 31, 2023, there were no outstanding borrowings under the ABL Facility nor had the Company made any draws during the three months ended March 31, 2023. Letters of credit issued under the ABL Facility in the aggregate face amount of $3.2 million were outstanding on March 31, 2023.
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
The carrying and fair values of the Company’s debt are as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2023
LIABILITIES
6.875% Senior Notes(1)	$393,114	$—	$371,919	$—
NatWest(2)	157,885	—	157,885	—
	$550,999	$—	$529,804	$—
December 31, 2022
LIABILITIES
6.875% Senior Notes(1)	$392,763	$—	$366,629	$—
Lombard Debt(3)	118,658	—	120,358	—
	$511,421	$—	$486,987	$—
____________________
(1)As of March 31, 2023 and December 31, 2022, the carrying values were net of unamortized deferred financing fees of $6.9 million and $7.2 million respectively.
(2)The NatWest Debt was entered into in January 2023. Given the close proximity of the reporting date and entry into the financing agreements, and the variable SONIA rate attached to the NatWest Debt, the Company believes the fair value of this debt is materially the same as the carrying amount as of March 31, 2023. As of March 31, 2023, the carrying values of unamortized deferred financing fees related to the NatWest Debt were $9.1 million.
(3)As of December 31, 2022, the carrying values of unamortized discounts related to the Lombard Debt were $7.0 million.
Note 6 — DERIVATIVE FINANCIAL INSTRUMENTS
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
Cash Flow Hedges
The Company may use foreign exchange options or forward contracts to hedge a portion of its forecasted foreign currency denominated transactions. These foreign exchange hedge contracts, carried at fair value, have maturities of up to 18 months. As of March 31, 2023 and December 31, 2022, total notional amounts of outstanding cash flow hedges were $127.0 million and $134.7 million, respectively. As of March 31, 2023, $0.3 million of net gains losses will be reclassified from accumulated other comprehensive income into earnings within the next 12 months.
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The Company records changes in fair value of these cash flow hedges in accumulated other comprehensive income (loss) in its consolidated balance sheets, until the forecasted transaction occurs. When the forecasted transaction affects earnings, the Company reclassifies it to earnings in the same line item as the hedged items. The Company evaluates hedge effectiveness at the inception of the hedge prospectively, and on an ongoing basis both retrospectively and prospectively. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, it will reclassify the gain or loss on the

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
related cash flow hedge from accumulated other comprehensive income (loss) to earnings. During the three months ended March 31, 2023, there were no net gains or losses recognized in earnings relating to hedges of forecasted transactions that did not occur.
The fair value of derivative instruments on the Company’s Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 were as follows, presented on a gross basis (in thousands):

	March 31, 2023		December 31, 2022
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$1,343	$403	$1,590	$144
Total derivatives	$1,343	$403	$1,590	$144
Note 7 — COMMITMENTS AND CONTINGENCIES
Fleet — The Company’s unfunded capital commitments as of March 31, 2023 consisted primarily of agreements to purchase helicopters and totaled $187.5 million, payable beginning in 2023. The Company also had $1.3 million of deposits paid on options not yet exercised as of March 31, 2023.
Included in these commitments are orders to purchase two AW189 heavy helicopters, six AW139 medium helicopters and five AW169 light twin helicopters. The AW189 helicopters and AW139 helicopters are scheduled to be delivered in 2024. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company has outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery between 2024 through 2025. The Company may, from time to time, purchase aircraft for which it has no orders.
The Company may terminate $35.5 million of its capital commitments (inclusive of deposits paid on options not yet exercised) without further liability other than aggregate liquidated damages of approximately $1.1 million.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 8 — INCOME TAXES

During the three months ended March 31, 2023 and 2022, the Company recorded an income tax benefit of $5.1 million resulting in an effective tax rate of 77.0% and income tax expense of $3.3 million resulting in an effective tax rate of (292.1)%, respectively. The effective tax rate during the three months ended March 31, 2023 is higher than the U.S. statutory rate due to the tax impact of non-U.S. earnings in certain profitable jurisdictions, partially offset by the impact of utilizing net operating losses in certain jurisdictions and the tax impact of deductible interest expense. The effective tax rate during the three months ended March 31, 2022 is primarily impacted by income tax from non-U.S. earnings in certain profitable jurisdictions, the Company’s impairment of foreign investments that do not generate an income tax benefit, adjustments to valuation allowances against future realization of deductible business interest expense and adjustments to valuation allowances against net operating losses.
Note 9 — STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in balances for accumulated other comprehensive income (loss) (in thousands):

	Currency Translation Adjustments	Pension Liability Adjustments	Unrealized gain (loss) on cash flow hedges	Total
Balance as of December 31, 2022	$(45,350)	$(40,090)	$1,383	$(84,057)

Other comprehensive income (loss)	$10,634	$—	$(1,097)	$9,537
Reclassified from accumulated other comprehensive loss	—	—	590	590
Net current period other comprehensive income (loss)	$10,634	$—	$(507)	$10,127
Foreign exchange rate impact	1,111	(1,111)	—	—
Balance as of March 31, 2023	$(33,605)	$(41,201)	$876	$(73,930)
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

	Three Months Ended March 31,
	2023	2022
Income (loss):
Net loss attributable to Bristow Group Inc.	$(1,522)	$(4,313)
Shares of common stock:
Weighted average shares of common stock outstanding – basic	27,983	28,222
Weighted average shares of common stock outstanding – diluted(1)	27,983	28,222

Losses per common share - basic	$(0.05)	$(0.15)
Losses per common share - diluted	$(0.05)	$(0.15)
__________________
(1)Excludes weighted average shares of common stock of 1,898,771 and 1,620,849 for the three months ended March 31, 2023 and 2022, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 11 — SEGMENT INFORMATION
The Company conducts business in one segment: aviation services. The aviation services global operations include four regions as follows: Europe, the Americas, Africa and Asia Pacific. The Europe region comprises all of the Company’s operations and affiliates in Europe, including the Dutch Caribbean, the Falkland Islands, the Netherlands, Norway and the U.K. The Americas region comprises all of the Company’s operations and affiliates in North America and South America, including Brazil, Canada, Guyana, Suriname, Trinidad and the U.S. Gulf of Mexico. The Africa region comprises all of the Company’s operations and affiliates on the African continent, including Nigeria. The Asia Pacific region comprises all of the Company’s operations and affiliates in Australia.
The following tables show region information prepared on the same basis as the Company’s condensed consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2023	2022
Region revenues:
Europe	$173,008	$162,561
Americas	79,184	95,191
Africa	28,708	16,489
Asia Pacific	21,122	13,086
Other	—	72
Total region revenues	$302,022	$287,399

	Three Months Ended March 31,
	2023	2022
Consolidated operating income (loss):
Europe	$11,579	$14,457
Americas	9,298	17,787
Africa	4,522	(8,441)
Asia Pacific	2,868	(7,603)
Other	(25,537)	(20,031)
Gain (loss) on disposal of assets	3,256	(41)
Total consolidated operating income (loss)	$5,986	$(3,872)

	March 31, 2023	December 31, 2022
Identifiable assets:
Europe	$1,188,640	$1,012,291
Americas	479,252	484,410
Africa	113,688	84,528
Asia Pacific	32,200	37,459
Other	84,735	193,313
Total identifiable assets	$1,898,515	$1,812,001

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes, included elsewhere herein, as well as our Transition Report on Form 10-KT for the period ended December 31, 2022, filed with the SEC on March 9, 2023. Unless the context otherwise indicates, in this MD&A, any references to the “Company”, “Bristow”, “we”, “us” and “our” refer to Bristow Group Inc. and its consolidated entities.
In the discussions that follow, the terms “Current Quarter”, “Preceding Quarter” and “Prior Year Quarter” refer to three months ended March 31, 2023, December 31, 2022 and March 31, 2022, respectively.
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
Our forward-looking statements reflect our views and assumptions on the date we are filing this Quarterly Report on Form 10-Q regarding future events and operating performance. We believe that they are reasonable, but they involve significant known and unknown risks, uncertainties and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks, uncertainties and factors that could cause or contribute to such differences, include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed in Part II, Item 1A, “Risk Factors” of this report and those discussed in other documents we file with the SEC. Accordingly, you should not put undue reliance on any forward-looking statements.
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
The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. All forward-looking statements in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and are only made as of the date of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q should be evaluated together with the many uncertainties that affect our businesses, particularly those discussed in greater detail in Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Transition Report on Form 10-KT and under the heading “Risk Factors” and Part II Item 1A “Risk Factors” on the Company’s subsequent Quarterly Reports on Form 10-Q.
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
Our core business of providing aviation services to leading global energy companies and government entities provides us with geographic and customer diversity that helps mitigate risks associated with a single market or customer. We currently have customers in Australia, Brazil, Canada, Chile, the Dutch Caribbean, the Falkland Islands, Guyana, India, Mexico, the Netherlands, Nigeria, Norway, Spain, Suriname, Trinidad, the United Kingdom (“U.K.”) and the United States (“U.S.”).
Certain of our operations are subject to seasonal factors. For example, operations in the U.S. Gulf of Mexico are often at their highest levels from April to September, as daylight hours increase, and are at their lowest levels from December to February, as daylight hours decrease. Our North Sea operations also are subject to seasonality as drilling activity is lower during the winter months due to harsh weather and shorter days. See “Segment Markets and Seasonality” in Item 1 of our Transition Report on Form 10-KT for further discussion on seasonality.

Fleet Information
The chart below presents the number of aircraft in our fleet and their distribution among the regions in which we operate, the number of helicopters we had on order and the percentage of operating revenues each of our regions provided as of March 31, 2023:

	Percentage of Current Quarter Operating Revenue	Helicopters				Fixed Wing	UAS
		Heavy	Medium	Light Twin	Light Single			Total (1)
Europe	57%	62	8	—	3	1	4	78
Americas	26%	26	49	11	25	—	—	111
Africa	10%	4	15	3	—	2	—	24
Asia Pacific	7%	—	2	—	—	11	—	13
Total	100%	92	74	14	28	14	4	226
Aircraft not currently in fleet:
On order		2	—	5	—	—	—	7
Under construction		—	6	—	—	—	—	6
_____________
(1)Includes 45 leased aircraft as follows:

	Helicopters				Fixed Wing	UAS
	Heavy	Medium	Light Twin	Light Single			Total
Europe	29	1	—	—	—	—	30
Americas	6	2	—	—	—	—	8
Africa	—	1	1	—	2	—	4
Asia Pacific	—	—	—	—	3	—	3
Total	35	4	1	—	5	—	45

As of March 31, 2023, the aircraft in our fleet were as follows:

	Number of Aircraft
	Operating Aircraft
Type	Owned Aircraft	Leased Aircraft	Total Aircraft	Maximum Passenger Capacity	Average Age (years)(1)
Heavy Helicopters:
S92	38	30	68	19	13
AW189	17	4	21	16	7
S61	2	1	3	19	52
	57	35	92
Medium Helicopters:
AW139	49	4	53	12	12
S76 D/C++/C+	20	—	20	12	12
AS365	1	—	1	12	33
	70	4	74
Light—Twin Engine Helicopters:
AW109	4	—	4	7	16
EC135	9	1	10	6	13
	13	1	14
Light—Single Engine Helicopters:
AS350	15	—	15	4	24
AW119	13	—	13	7	16
	28	—	28

Total Helicopters	168	40	208		14
Fixed Wing	9	5	14
Unmanned Aerial Systems (“UAS”)	4	—	4
Total Fleet	181	45	226
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
The following table presents our operating results and other statement of operations information for the Current Quarter and the Preceding Quarter (in thousands, except percentages):

	Three Months Ended		Favorable (Unfavorable)
	March 31, 2023	December 31, 2022
Revenues:
Operating revenues	$292,931	$304,341	$(11,410)	(3.7)%
Reimbursable revenues	9,091	9,221	(130)	(1.4)%
Total revenues	302,022	313,562	(11,540)	(3.7)%

Costs and expenses:
Operating expenses
Personnel	78,190	77,127	(1,063)	(1.4)%
Repairs and maintenance	58,610	65,697	7,087	10.8%
Insurance	4,916	4,736	(180)	(3.8)%
Fuel	22,550	26,178	3,628	13.9%
Leased-in equipment	24,055	24,778	723	2.9%
Other	38,403	36,251	(2,152)	(5.9)%
Total operating expenses	226,724	234,767	8,043	3.4%
Reimbursable expenses	8,991	9,219	228	2.5%
General and administrative expenses	46,730	41,736	(4,994)	(12.0)%
Merger and integration costs	439	335	(104)	(31.0)%
Depreciation and amortization expense	17,445	17,000	(445)	(2.6)%
Total costs and expenses	300,329	303,057	2,728	0.9%

Gain (loss) on disposal of assets	3,256	(1,747)	5,003	nm
Earnings from unconsolidated affiliates	1,037	716	321	44.8%
Operating income	5,986	9,474	(3,488)	(36.8)%

Interest income	1,129	950	179	18.8%
Interest expense, net	(10,264)	(10,457)	193	1.8%
Reorganization items, net	(44)	(21)	(23)	nm
Other, net	(3,426)	(7,730)	4,304	55.7%
Total other income (expense), net	(12,605)	(17,258)	4,653	27.0%
Loss before income taxes	(6,619)	(7,784)	1,165	15.0%
Income tax benefit	5,094	853	4,241	nm
Net loss	(1,525)	(6,931)	5,406	78.0%
Net loss (income) attributable to noncontrolling interests	3	(46)	49	nm
Net loss attributable to Bristow Group Inc.	$(1,522)	$(6,977)	$5,455	78.2%

Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the applicable periods (in thousands):

	Three Months Ended		Favorable (Unfavorable)
	March 31, 2023	December 31, 2022
Offshore energy services:
Europe	$85,291	$87,321	$(2,030)	(2.3)%
Americas	70,982	87,164	(16,182)	(18.6)%
Africa	25,356	24,120	1,236	5.1%
Total offshore energy services	$181,629	$198,605	$(16,976)	(8.5)%
Government services	82,334	77,013	5,321	6.9%
Fixed wing services	25,919	25,065	854	3.4%
Other services	3,049	3,658	(609)	(16.6)%
	$292,931	$304,341	$(11,410)	(3.7)%
Current Quarter compared to Preceding Quarter
Operating Revenues. Operating revenues were $11.4 million lower in the quarter ended March 31, 2023 (the “Current Quarter”) compared to the quarter ended December 31, 2022 (the “Preceding Quarter”).
Operating revenues from offshore energy services were $17.0 million lower in the Current Quarter.
Operating revenues from offshore energy services in the Americas region were $16.2 million lower in the Current Quarter primarily due to the end of a contract in Guyana and lower utilization in Suriname and Trinidad of $9.3 million, $1.1 million and $0.3 million, respectively, lower lease payments of $5.5 million received from Cougar, which are recognized on a cash basis, and lower fuel revenues of $1.5 million. These decreases were partially offset by higher utilization in Brazil and the Gulf of Mexico (“GOM”) of $0.8 million and $0.7 million, respectively.
Operating revenues from offshore energy services in the Europe region were $2.0 million lower in the Current Quarter. Revenues in Norway were $1.2 million lower primarily due to lower seasonal utilization. Revenues in the U.K. were $0.8 million lower primarily due to lower seasonal utilization, partially offset by the strengthening of the British pound sterling (“GBP”) relative to the U.S. dollar.
Operating revenues from offshore energy services in the Africa region were $1.2 million higher in the Current Quarter primarily due to increased rates, partially offset by lower seasonal utilization.
Operating revenues from government services were $5.3 million higher in the Current Quarter primarily due to the full quarter impact of the Netherlands and Dutch Caribbean contracts of $2.4 million and $1.4 million, respectively, and higher revenues in U.K. SAR due to the strengthening of the GBP relative to the U.S. dollar of $1.9 million. These increases were partially offset by lower utilization in the Americas of $0.4 million.
Operating revenues from fixed wing services were $0.9 million higher in the Current Quarter primarily due to a benefit on expired tickets and a retrospective billing adjustment, partially offset by lower seasonal utilization.
Operating revenues from other services were $0.6 million lower primarily due to lower dry-lease revenues.
Operating Expenses. Operating expenses were $8.0 million lower in the Current Quarter. Repairs and maintenance costs were $7.1 million lower primarily due to the timing of repairs, lower inventory write-offs and lower power-by-the-hour (“PBH”) expenses due to fewer flight hours. Fuel costs were $3.6 million lower primarily due to fewer flight hours. Leased-in equipment costs were $0.7 million lower due to the purchase of previously leased aircraft and equipment in Australia and lower lease costs. These decreases were partially offset by higher other operating costs of $2.2 million primarily due to higher utilities and base-related costs of $0.8 million, lower gains from foreign currency hedging contracts of $0.7 million and higher training costs of $0.7 million. Personnel costs were $1.1 million higher primarily due to unfavorable foreign exchange rate impacts and increased headcount. Insurance costs were $0.2 million higher in the Current Quarter.

General and Administrative Expenses. General and administrative expenses were $5.0 million higher primarily due to nonrecurring professional services fees, severance costs and tax expenses of $3.2 million in the Current Quarter and the absence of one-time benefits recognized in the Preceding Quarter of $1.3 million related to insurance rebates and non-cash compensation adjustments. Adjusted for these unusual items, general and administrative expenses would have been $0.4 million higher in the Current Quarter.
Depreciation and Amortization Expense. Depreciation and amortization expenses were $0.4 million higher in the Current Quarter.
Gain (Loss) on Disposal of Assets. During the Current Quarter, the Company sold or otherwise disposed of three helicopters and other assets, resulting in a net gain of $3.3 million. During the Preceding Quarter, the Company sold or otherwise disposed of four helicopters and other assets, resulting in a net loss of $1.7 million.
Earnings from Unconsolidated Affiliates. During the Current Quarter, the Company recognized earnings of $1.0 million from unconsolidated affiliates compared to $0.7 million in the Preceding Quarter.
Other, net. Other expense, net of $3.4 million in the Current Quarter primarily resulted from foreign exchange losses of $4.1 million, partially offset by a favorable interest adjustment to the Company’s pension liability of $0.9 million. Other expense, net of $7.7 million in the Preceding Quarter resulted from foreign exchange losses of $9.2 million, partially offset by a favorable interest adjustment to the Company’s pension liability of $0.9 million and a favorable settlement of $0.5 million.

	Three Months Ended		Favorable (Unfavorable)
	March 31, 2023	December 31, 2022
Foreign exchange losses	$(4,103)	$(9,243)	$5,140
Pension-related income	861	883	(22)
Other	(184)	630	(814)
Other, net	$(3,426)	$(7,730)	$4,304
Income Tax Benefit. Income tax benefit was $4.2 million higher in the Current Quarter primarily due to the earnings mix of the Company’s global operations.
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
Summary of Cash Flows

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$6,615	$5,577
Investing activities	(8,104)	(7,842)
Financing activities	34,148	(3,891)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,201	(5,292)
Net increase (decrease) in cash, cash equivalents and restricted cash	$36,860	$(11,448)

Operating Activities
During the Current Quarter, cash flows provided by operating activities were $6.6 million, which was $1.0 million higher than the Prior Year Quarter primarily due to lower cash taxes paid. Working capital changes of $4.0 million were primarily due to increases in inventory balances and a decrease in accounts payables.
Investing Activities
During the Current Quarter, net cash used in investing activities was $8.1 million primarily consisting of:
•Capital expenditures of $31.5 million primarily related to deposit payments for aircraft, purchases of equipment and leasehold improvements, and
•Proceeds of $23.4 million primarily from the sale of an AW189 heavy helicopter and the sale or disposal of other aircraft and assets.
During the Prior Year Quarter, net cash used in investing activities was $7.8 million primarily as follows:
•Capital expenditures of $7.8 million primarily related to purchases of aircraft, equipment and leasehold improvements.
Financing Activities
During the Current Quarter, net cash provided by financing activities was $34.1 million primarily consisting of:
•Proceeds from borrowing of $169.5 million,
•Net repayments of debt of $132.3 million related to the Lombard debt principal, and
•Payments on debt issuance costs of $2.7 million.
During the Prior Year Quarter, net cash used in financing activities was $3.9 million primarily consisting of:
•Net repayments of debt of $3.2 million,
•Stock repurchases of $0.6 million, and
•Payments on debt issuance costs of $0.1 million.
Entry into Long-term Equipment Financing
In January 2023, we entered into two thirteen-year secured equipment financings with NatWest Debt for aggregate proceeds of $169.5 million. The net proceeds from the financings were used to refinance the indebtedness of the Lombard Debt and will be used to provide additional financing to support our obligations under our SAR contracts in the U.K. The credit facilities have thirteen-year terms with repayment due in quarterly installments which commenced on March 31, 2023, with a $3.2 million principal payment. The credit facilities bear interest at a rate equal to the SONIA plus 2.75% per annum. Bristow's obligations under the NatWest Debt are secured by ten SAR helicopters.
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
Our long-term liquidity is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, debt service, capital expenditures and a reasonable return on investment. There continues to be uncertainty and unpredictability around the extent to which oil prices may adversely affect demand for our services, which in turn could affect our business and liquidity. As of March 31, 2023, we had $198.4 million of unrestricted cash and $76.5 million of remaining availability under our ABL Facility for total liquidity of $274.9 million.
Our total principal debt balance as of March 31, 2023 was $551.0 million primarily comprised of the 6.875% Senior Notes due in March 2028 and the two tranches of the NatWest Debt maturing in March 2036.

We have the ability to fund capital expenditures with cash on hand and operating cash flows. We were better able to optimize our capital structure by refinancing the existing Lombard debt facilities on attractive terms that bear interest at a rate equal to SONIA plus 2.75% per annum and thirteen year terms. We will use the net proceeds from the NatWest Debt, along with operating cash flows, to fund estimated capital expenditures of approximately $155-$165 million in support of our UKSAR2G contract.
We have no near-term debt maturities and believe that our cash flows from operations and other sources of liquidity will continue to be sufficient in fulfilling our capital requirements and other obligations.
As of March 31, 2023, approximately 44% of our total cash balance was held outside the U.S. and is generally used to meet the liquidity needs of our non-U.S. operations. Most of our cash held outside the U.S. could be repatriated to the U.S., and any such repatriation could be subject to additional taxes. If cash held by non-U.S. operations is required for funding operations in the U.S., we may make a provision for additional taxes in connection with repatriating this cash, which is not expected to have a significant impact on our results of operations.
Contractual Obligations and Commercial Commitments
We have various contractual obligations that are recorded as liabilities on our consolidated balance sheet. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities on our consolidated balance sheets.
As of March 31, 2023, we had unfunded capital commitments of $187.5 million, consisting primarily of agreements to purchase two AW189 heavy helicopters, six AW139 medium helicopters and five AW169 light twin helicopters. The AW189 helicopters and AW139 helicopters are scheduled to be delivered in 2024. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company has outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery between 2024 through 2025. The Company may, from time to time, purchase aircraft for which it has no orders.
As of March 31, 2023, $35.5 million of our capital commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability other than aggregate liquidated damages of approximately $1.1 million. If we do not exercise our rights to cancel these capital commitments, we expect to finance the remaining acquisition costs for these helicopters through a combination of cash on hand, cash provided by operating activities, asset sales and financing options.
Lease Obligations
From time to time we may, under favorable market conditions and when necessary, enter into opportunistic aircraft lease agreements in support of our global operations.
We have non-cancelable operating leases in connection with the lease of certain equipment, including leases for aircraft, and land and facilities used in our operations. The related lease agreements, which range from non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and also can include renewal options. As of March 31, 2023, aggregate future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year were as follows (in thousands):

	Aircraft	Other	Total

2023 (1)	$82,981	$12,580	$95,561
2024	70,675	9,197	79,872
2025	63,836	7,719	71,555
2026	44,679	5,910	50,589
2027	28,354	3,967	32,321
Thereafter	34,764	12,009	46,773
	$325,289	$51,382	$376,671

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

	March 31, 2023	December 31, 2022
Current assets	$825,503	$700,931
Non-current assets	$2,131,398	$2,055,765
Current liabilities	$441,421	$283,904
Non-current liabilities	$764,266	$787,024

	Three Months Ended March 31, 2023
Total revenues	$91,891
Operating expense	$(272)
Net income	$(8,331)
Net income attributable to Bristow Group Inc.	$(8,352)
Critical Accounting Estimates
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of the Transition Report on Form 10-KT for a discussion of our critical accounting estimates. There have been no material changes to our critical accounting policies and estimates since the Transition Report on Form 10-K.
For discussion of recent accounting pronouncements and accounting changes, see Part I, Item 1. Financial Statements, Note 1 on this Quarterly Report on Form 10-Q.
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
For additional information about our exposure to market risk, refer to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of the Transition Report on Form 10-KT. Our exposure to market risk has not changed materially since December 31, 2022.
See Note 6 in the Notes to the Condensed Consolidated Financial Statements on this Quarterly Report on Form 10-Q for information regarding derivative financial instruments.

Item 4.    Controls and Procedures.
With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated, with reasonable assurance, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.
During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
For a detailed discussion of our risk factors, see “Risk Factors” in Item 1A of our Transition Report on Form 10-KT for the transition year ended December 31, 2022.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the three months ended March 31, 2023:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Stock that May Yet be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	—	$—	—	$40,000,000
February 1, 2023 - February 28, 2023	1,038	$29.94	—	$40,000,000
March 1, 2023 - March 31, 2023	15,814	$23.43	—	$40,000,000
___________________________
(1)Reflects 16,852 shares purchased in connection with the surrender of stock by employees to satisfy certain tax withholding obligations. These repurchases are not a part of our publicly announced program and do not affect our Board-approved stock repurchase program.
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

10.2
Facility Agreement, dated as of January 10, 2023, among Bristow Aircraft Leasing Limited, the banks and financial institutions party thereto and National Westminster Bank Plc (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the SEC on January 13, 2023 (File No. 001-35701)).

31.1*	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.
31.2*	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant.
32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document.
†	Compensatory Plan or Arrangement.
*	Filed herewith.
**	Furnished herewith.

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
DATE: May 3, 2023