Form 10-Q
period 2023-06-30
Bristow Group Inc.
filed 2023-08-03
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	001-35701
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware		72-1455213
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

3151 Briarpark Drive, Suite 700
Houston,	Texas	77042
(Address of Principal Executive Offices)		(Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
The total number of shares of common stock, par value $0.01 per share, outstanding as of July 31, 2023 was 28,176,099. The Registrant has no other class of common stock outstanding.

BRISTOW GROUP INC.

PART I — FINANCIAL INFORMATION
Item 1.     Financial Statements.
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Operating revenues	$311,522	$294,148	$604,453	$569,730
Reimbursable revenues	7,861	7,589	16,952	19,406
Total revenues	319,383	301,737	621,405	589,136

Costs and expenses:
Operating expenses	240,659	224,501	467,383	442,212
Reimbursable expenses	7,680	7,287	16,671	18,981
General and administrative expenses	44,616	40,159	91,346	81,803
Merger and integration costs	677	368	1,116	1,192
Restructuring costs	—	—	—	2,113
Depreciation and amortization expense	18,292	16,536	35,737	33,455
Total costs and expenses	311,924	288,851	612,253	579,756

Loss on impairment	—	(5,187)	—	(5,187)
Gains (losses) on disposal of assets	(3,164)	(2,101)	92	(2,142)
Earnings (losses) from unconsolidated affiliates	1,279	115	2,316	(210)
Operating income	5,574	5,713	11,560	1,841

Interest income	1,527	74	2,656	91
Interest expense, net	(9,871)	(10,242)	(20,135)	(20,483)
Reorganization items, net	(39)	(49)	(83)	(92)
Other, net	(13,037)	16,750	(16,463)	29,773
Total other income (expense), net	(21,420)	6,533	(34,025)	9,289
Income (loss) before income taxes	(15,846)	12,246	(22,465)	11,130
Income tax benefit (expense)	14,209	(8,231)	19,303	(11,491)
Net income (loss)	(1,637)	4,015	(3,162)	(361)
Net loss (income) attributable to noncontrolling interests	—	(28)	3	35
Net income (loss) attributable to Bristow Group Inc.	$(1,637)	$3,987	$(3,159)	$(326)
Earnings (losses) per common share:
Basic	$(0.06)	$0.14	$(0.11)	$(0.01)
Diluted	$(0.06)	$0.14	$(0.11)	$(0.01)
Weighted average shares of common stock outstanding:
Basic	28,058	28,269	28,021	28,245
Diluted	28,058	28,912	28,021	28,245

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income (loss)	$(1,637)	$4,015	$(3,162)	$(361)
Other comprehensive income (loss):
Currency translation adjustments	14,637	(48,063)	26,382	(61,278)
Pension liability adjustment	(1,158)	2,355	(2,269)	7,606
Unrealized gain (loss) on cash flow hedges, net	(613)	1,296	(1,120)	1,952
Total other comprehensive income (loss)	12,866	(44,412)	22,993	(51,720)
Total comprehensive income (loss)	11,229	(40,397)	19,831	(52,081)
Net comprehensive loss (income) attributable to noncontrolling interests	—	(28)	3	35
Total comprehensive income (loss) attributable to Bristow Group Inc.	$11,229	$(40,425)	$19,834	$(52,046)

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$211,972	$160,029
Restricted cash	4,217	3,654
Accounts receivable, net of allowance for doubtful accounts of $77 and $1,847 as of June 30, 2023 and December 31, 2022, respectively	204,265	215,131
Inventories	90,597	81,886
Prepaid expenses and other current assets	26,726	32,425
Total current assets	537,777	493,125
Property and equipment, net of accumulated depreciation of $205,867 and $180,060 as of June 30, 2023 and December 31, 2022, respectively	900,798	915,251
Investment in unconsolidated affiliates	17,111	17,000
Right-of-use assets	287,016	240,977
Other assets	153,251	145,648
Total assets	$1,895,953	$1,812,001
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,682	$89,610
Accrued wages, benefits and related taxes	41,446	45,206
Income taxes payable and other accrued taxes	22,640	6,651
Deferred revenue	21,594	14,300
Accrued maintenance and repairs	17,506	19,654
Current portion of operating lease liabilities	74,756	76,261
Accrued interest and other accrued liabilities	22,982	22,252
Short-term borrowings and current maturities of long-term debt	13,211	11,656
Total current liabilities	293,817	285,590
Long-term debt, less current maturities	539,636	499,765
Accrued pension liabilities	13,104	20,089
Other liabilities and deferred credits	4,759	5,030
Deferred taxes	14,770	48,633
Long-term operating lease liabilities	216,913	165,955
Total liabilities	$1,082,999	$1,025,062
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value, 110,000 authorized; 28,176 and 28,009 outstanding as of June 30, 2023 and December 31, 2022, respectively	306	306
Additional paid-in capital	717,862	709,319
Retained earnings	221,589	224,748
Treasury stock, at cost; 2,553 and 2,456 shares as of June 30, 2023 and December 31, 2022, respectively	(65,368)	(63,009)
Accumulated other comprehensive loss	(61,064)	(84,057)
Total Bristow Group Inc. stockholders’ equity	813,325	787,307
Noncontrolling interests	(371)	(368)
Total stockholders’ equity	812,954	786,939
Total liabilities and stockholders’ equity	$1,895,953	$1,812,001

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited, in thousands)

	Total Bristow Group Inc. Stockholders’ Equity
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
December 31, 2022	$306	28,009	$709,319	$224,748	$(63,009)	$(84,057)	$(368)	$786,939
Share award amortization	—	—	3,311	—	—	—	—	3,311
Share repurchases	—	(1)	—	—	(385)	—	—	(385)
Net loss	—	—	—	(1,522)	—	—	(3)	(1,525)
Other comprehensive income	—	—	—	—	—	10,127	—	10,127
March 31, 2023	$306	28,008	$712,630	$223,226	$(63,394)	$(73,930)	$(371)	$798,467
Share award amortization	—	239	5,232	—	—	—	—	5,232
Share repurchases	—	(71)	—	—	(1,974)	—	—	(1,974)
Net loss	—	—	—	(1,637)	—	—	—	(1,637)
Other comprehensive income	—	—	—	—	—	12,866	—	12,866
June 30, 2023	$306	28,176	$717,862	$221,589	$(65,368)	$(61,064)	$(371)	$812,954

December 31, 2021	$303	28,302	$696,092	$215,533	$(51,083)	$(16,142)	$(391)	$844,312
Share award amortization	—	—	3,309	—	—	—	—	3,309
Share repurchases	—	(15)	—	—	(576)	—	—	(576)
Currency translation adjustments	—	—	—	—	—	—	7	7
Net loss	—	—	—	(4,313)	—	—	(63)	(4,376)
Other comprehensive loss	—	—	—	—	—	(7,308)	—	(7,308)
March 31, 2022	$303	28,287	$699,401	$211,220	$(51,659)	$(23,450)	$(447)	$835,368
Share award amortization	$3	109	$3,095	$—	—	$—	$—	$3,098
Share repurchases	—	(192)	—	—	(4,702)	—	—	(4,702)
Currency translation adjustments	—	—	—	—	—	—	20	20
Net income	—		—	3,987	—	—	28	4,015
Other comprehensive loss	—	—	—	—	—	(44,412)	—	(44,412)
June 30, 2022	$306	28,204	$702,496	$215,207	$(56,361)	$(67,862)	$(399)	$793,387

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,162)	$(361)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization expense	43,237	39,636
Loss on impairment	—	5,187
Losses (gains) on disposal of assets	(92)	2,142
Equity (earnings) losses from unconsolidated affiliates, net of dividends received	(1,979)	210
Deferred income taxes	(33,546)	1,856
Stock-based compensation expense	8,543	6,407
Amortization of deferred financing fees	1,368	721
Discount amortization on long-term debt	473	3,582
Increase (decrease) in cash resulting from changes in:
Accounts receivable	6,446	(44,096)
Inventory, prepaid expenses and other assets	(10,840)	11,129
Accounts payable, accrued expenses and other liabilities	14,377	1,914
Net cash provided by operating activities	24,825	28,327
Cash flows from investing activities:
Capital expenditures	(43,764)	(16,888)
Proceeds from asset dispositions	26,772	7,558
Net cash used in investing activities	(16,992)	(9,330)
Cash flows from financing activities:
Proceeds from borrowings	169,508	—
Debt issuance costs	(2,714)	(651)
Repayments of debt	(135,564)	(6,133)
Purchase of treasury stock	(2,359)	(3,646)
Net cash provided by (used in) financing activities	28,871	(10,430)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	15,802	(27,596)
Net increase (decrease) in cash, cash equivalents and restricted cash	52,506	(19,029)
Cash, cash equivalents and restricted cash at beginning of period	163,683	277,462
Cash, cash equivalents and restricted cash at end of period	$216,189	$258,433
Cash paid during the period for:
Interest	$19,421	$15,971
Income taxes	$3,629	$12,574

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
The condensed consolidated financial information for the three and six months ended June 30, 2023 and 2022, has been prepared by the Company in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information reporting on Quarterly Form 10-Q and Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from that which would appear in the annual consolidated financial statements.
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
The following table shows the total revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues from contracts with customers	$309,889	$296,190	$605,911	$571,194
Other revenues	9,494	5,547	15,494	17,942
Total revenues	$319,383	$301,737	$621,405	$589,136

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Revenues by Service Line. The following table sets forth the operating revenues earned by service line for the applicable periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Offshore energy services	$195,194	$195,080	$376,823	$384,400
Government services	87,320	70,107	169,654	136,346
Fixed wing services	26,448	25,942	52,367	42,748
Other services	2,560	3,019	5,609	6,236
Total operating revenues	$311,522	$294,148	$604,453	$569,730
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

	Six Months Ended June 30,
	2023	2022
Revenues from outstanding contract liabilities	$7,973	$5,012

	June 30, 2023	December 31, 2022
Receivables under contracts with customers	$169,303	$182,742
Contract liabilities under contracts with customers	20,258	12,931
Contract liabilities are primarily generated by fixed wing services where customers pay for tickets in advance of receiving the Company’s services and advanced payments from helicopter services customers and from mobilization fees received from customers in connection with new contract commencements. There were no contract assets as of June 30, 2023 and December 31, 2022.
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
Excluding any applicable cancellation penalties, revenues from performance obligations that are unsatisfied (or partially unsatisfied) on contracts with fixed consideration that have an expected duration of one year or more and therefore not subject to the practical expedient as of June 30, 2023 were $24.3 million, of which $10.4 million and $13.9 million of revenues are expected to be recognized in 2023 and 2024, respectively. These amounts exclude expected consideration related to performance obligations of a variable nature (i.e., flight services) as they cannot be reasonably and reliably estimated.

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
The Company leases certain aircraft and facilities from VIH, and during the three months ended June 30, 2023 and 2022, the Company paid lease fees of $1.6 million and $1.2 million, respectively, and also generated total revenues of $9.2 million and $4.8 million from its related parties, respectively. During the six months ended June 30, 2023 and 2022, the Company paid lease fees of $3.0 million and $3.4 million, respectively, and also generated total revenues of $13.8 million and $13.7 million from its related parties, respectively. Additionally, during the six months ended June 30, 2023, the Company and VIH entered into resale agreements under which one S92 aircraft was sold in exchange for the purchase of another S92 aircraft in a non-monetary transaction. The exchange did not result in a gain or loss being recognized on the Company’s condensed consolidated statement of operations.
As of June 30, 2023 and December 31, 2022, accounts receivables from related parties included in accounts receivables on the condensed consolidated balance sheets were $0.9 million and $0.8 million, respectively.
Note 4 — DEBT
Debt as of June 30, 2023 and December 31, 2022, consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
6.875% Senior Notes	$393,468	$392,763
Lombard Debt	—	118,658
NatWest Debt	159,379	—
Total debt	552,847	511,421
Less short-term borrowings and current maturities of long-term debt	(13,211)	(11,656)
Total long-term debt	$539,636	$499,765
6.875% Senior Notes — In February 2021, the Company issued $400.0 million aggregate principal amount of its 6.875% senior secured notes due March 2028 (the “6.875% Senior Notes”) and received net proceeds of $395.0 million. The 6.875% Senior Notes are fully and unconditionally guaranteed as to payment by a number of subsidiaries. Interest on the 6.875% Senior Notes is payable semi-annually in arrears on March 1st and September 1st of each year. The 6.875% Senior Notes may be redeemed at any time and from time to time, with sufficient notice and at the applicable redemption prices set forth in the indenture governing the 6.875% Senior Notes, inclusive of any accrued and unpaid interest leading up to the redemption date. The indenture governing the 6.875% Senior Notes contains covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem the Company’s capital stock, prepay, redeem or repurchase certain debt, make loans and investments, sell assets, incur liens, enter into transactions with affiliates, enter into agreements restricting its subsidiaries’ ability to pay dividends, and consolidate, merge or sell all or substantially all of its assets. In addition, upon a specified change of control trigger event, the Company must make an offer to repurchase all or part of each noteholder’s notes at an offer price of 101% of the aggregate principal amount, plus accrued and unpaid interest. As of June 30, 2023 and December 31, 2022, the Company had $6.5 million and $7.2 million, respectively, of unamortized deferred financing fees associated with the 6.875% Senior Notes.
Lombard Debt — In January 2023, in connection with its maturity, the Company made a $129.1 million payment to extinguish the Lombard Debt.
NatWest Debt — In January 2023, the Company entered into two thirteen-year secured equipment financings with National Westminster Bank Plc (“NatWest”) for aggregate proceeds of $169.5 million. The net proceeds from the financings were used to refinance the indebtedness of the Lombard Debt and will be used to provide additional financing to support the Company’s obligations under its search and rescue (“SAR”) contracts in the U.K. The credit facilities bear interest at a rate

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
equal to the Sterling Overnight Index Average (“SONIA”) plus 2.75% per annum and have approximately thirteen-year terms with repayment due in quarterly installments which commenced on March 31, 2023. Bristow's obligations under the NatWest Debt are secured by ten SAR helicopters. During the three and six months ended June 30, 2023, the Company made principal payments of $3.3 million and $6.5 million, respectively. As of June 30, 2023 , the Company had $9.1 million of unamortized deferred financing fees associated with the NatWest debt.
ABL Facility — The Company’s asset-backed revolving credit facility (the “ABL Facility”) matures in May 2027, subject to certain early maturity triggers related to maturity of other material debt or a change of control of the Company. Amounts borrowed under the ABL Facility (i) are secured by certain accounts receivable owing to the borrower subsidiaries and the deposit accounts into which payments on such accounts receivable are deposited, and (ii) are fully and unconditionally guaranteed as to payment by the Company, as a parent guarantor, and each of Bristow Norway AS, Bristow Helicopters Limited, Bristow U.S. LLC and Era Helicopters, LLC. As of June 30, 2023, the ABL Facility provided for commitments in an aggregate amount of $85.0 million with the ability to increase the total commitments up to a maximum aggregate amount of $120.0 million, subject to the terms and conditions therein.
As of June 30, 2023, there were no outstanding borrowings under the ABL Facility nor had the Company made any draws during the six months ended June 30, 2023. Letters of credit issued under the ABL Facility in the aggregate face amount of $3.2 million were outstanding on June 30, 2023.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The carrying and fair values of the Company’s debt are as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2023
LIABILITIES
6.875% Senior Notes(1)	$393,468	$—	$378,931	$—
NatWest(2)	159,379	—	158,900	—
	$552,847	$—	$537,831	$—
December 31, 2022
LIABILITIES
6.875% Senior Notes(1)	$392,763	$—	$366,629	$—
Lombard Debt(3)	118,658	—	120,358	—
	$511,421	$—	$486,987	$—
____________________
(1)As of June 30, 2023 and December 31, 2022, the carrying values were net of unamortized deferred financing fees of $6.5 million and $7.2 million respectively.
(2)As of June 30, 2023, the carrying values of unamortized deferred financing fees related to the NatWest Debt were $9.1 million.
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
Cash Flow Hedges
The Company may use foreign exchange options or forward contracts to hedge a portion of its forecasted foreign currency denominated transactions. These foreign exchange hedge contracts, carried at fair value, have maturities of up to 15 months. As of June 30, 2023 and December 31, 2022, total notional amounts of outstanding cash flow hedges were $149.7 million and $134.7 million, respectively. As of June 30, 2023, $0.2 million of net losses will be reclassified from accumulated other comprehensive income into earnings within the next 12 months.
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The Company records changes in fair value of these cash flow hedges in accumulated other comprehensive income (loss) in its consolidated balance sheets, until the forecasted transaction occurs. When the forecasted transaction affects earnings, the Company reclassifies it to earnings in the same line item as the hedged items. The Company evaluates hedge effectiveness at the inception of the hedge prospectively, and on an ongoing basis both retrospectively and prospectively. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, it will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to earnings. During the three months ended June 30, 2023, there were no net gains or losses recognized in earnings relating to hedges of forecasted transactions that did not occur.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The fair value of derivative instruments on the Company’s Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 were as follows, presented on a gross basis (in thousands):

	June 30, 2023		December 31, 2022
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$1,641	$1,372	$1,590	$144
Note 7 — COMMITMENTS AND CONTINGENCIES
Fleet — The Company’s unfunded capital commitments as of June 30, 2023 consisted primarily of agreements to purchase helicopters and totaled $184.9 million, payable beginning in 2023. The Company also had $1.3 million of deposits paid on options not yet exercised as of June 30, 2023.
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
The Company may terminate $66.1 million of its capital commitments (inclusive of deposits paid on options not yet exercised) without further liability other than aggregate liquidated damages of approximately $1.1 million.
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
Note 8 — INCOME TAXES

During the three months ended June 30, 2023 and 2022, the Company recorded an income tax benefit of $14.2 million, resulting in an effective tax rate of 89.7%, and income tax expense of $8.2 million, resulting in an effective tax rate of 67.2%, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded an income tax benefit of $19.3 million, resulting in an effective tax rate of 85.9%, and income tax expense of $11.5 million, resulting in an effective tax rate of 103.2%, respectively.
The effective tax rate in 2023 is impacted by a lower U.S. statutory rate compared to higher foreign tax rates as a result of non-U.S. earnings in certain jurisdictions, adjustments to valuation allowances against future realization of deductible business interest expense and the recognition of certain deferred tax assets. The effective tax rate in 2022 is impacted by the global mix of earnings, the tax impact of non-deductible expenses and adjustments to valuation allowances against net operating losses.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 9 — STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in balances for accumulated other comprehensive income (loss) (in thousands):

	Currency Translation Adjustments	Pension Liability Adjustments	Unrealized gain (loss) on cash flow hedges	Total
Balance as of December 31, 2022	$(45,350)	$(40,090)	$1,383	$(84,057)

Other comprehensive income (loss)	10,634	—	(1,097)	9,537
Reclassified from accumulated other comprehensive loss	—	—	590	590
Net current period other comprehensive income (loss)	10,634	—	(507)	10,127
Foreign exchange rate impact	1,111	(1,111)	—	—
Balance as of March 31, 2023	$(33,605)	$(41,201)	$876	(73,930)

Other comprehensive income (loss)	13,479	—	(1,064)	12,415
Reclassified from accumulated other comprehensive loss	—	—	451	451
Net current period other comprehensive income (loss)	13,479	—	(613)	12,866
Foreign exchange rate impact	1,158	(1,158)	—	—
Balance as of June 30, 2023	$(18,968)	$(42,359)	$263	$(61,064)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income (loss):
Net income (loss) attributable to Bristow Group Inc.	$(1,637)	$3,987	$(3,159)	$(326)
Shares of common stock:
Weighted average shares of common stock outstanding – basic	28,058	28,269	28,021	28,245
Net effect of dilutive stock	—	643	—	—
Weighted average shares of common stock outstanding – diluted(1)	28,058	28,912	28,021	28,245

Earnings (losses) per common share - basic	$(0.06)	$0.14	$(0.11)	$(0.01)
Earnings (losses) per common share - diluted	$(0.06)	$0.14	$(0.11)	$(0.01)
__________________
(1)Excludes weighted average shares of common stock of 2,115,069 and 1,032,816 for the three months ended June 30, 2023 and 2022, respectively, and 1,953,633 and 1,522,125 for the six months ended June 30, 2023 and 2022, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 11 — SEGMENT INFORMATION
The Company conducts business in one segment: aviation services. The aviation services global operations include four regions as follows: Europe, the Americas, Africa and Asia Pacific. The Europe region comprises all of the Company’s operations and affiliates in Europe, including the Dutch Caribbean, the Falkland Islands, the Netherlands, Norway and the U.K. The Americas region comprises all of the Company’s operations and affiliates in North America and South America, including Brazil, Canada, Suriname, Trinidad and the U.S. Gulf of Mexico. The Africa region comprises all of the Company’s operations and affiliates on the African continent, including Nigeria. The Asia Pacific region comprises all of the Company’s operations and affiliates in Australia.
The following tables show region information prepared on the same basis as the Company’s condensed consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Region revenues:
Europe	$178,516	$162,377	$351,524	$324,938
Americas	89,975	94,569	169,159	189,760
Africa	29,798	23,578	58,506	40,067
Asia Pacific	21,094	21,176	42,216	34,262
Other	—	37	—	109
Total region revenues	$319,383	$301,737	$621,405	$589,136

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Consolidated operating income:
Europe	$13,278	$21,136	$24,857	$35,593
Americas	14,222	8,929	23,520	26,716
Africa	5,783	(921)	10,305	(9,362)
Asia Pacific	2,982	(514)	5,850	(8,117)
Other	(27,527)	(20,816)	(53,064)	(40,847)
Gains (losses) on disposal of assets	(3,164)	(2,101)	92	(2,142)
Total consolidated operating income	$5,574	$5,713	$11,560	$1,841

	June 30, 2023	December 31, 2022
Identifiable assets:
Europe	$1,140,250	$1,012,291
Americas	521,228	484,410
Africa	84,442	84,528
Asia Pacific	36,429	37,459
Other	113,604	193,313
Total identifiable assets	$1,895,953	$1,812,001

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
In the discussions that follow, the terms “Current Quarter”, “Preceding Quarter” and “Prior Year Quarter” refer to three months ended June 30, 2023, March 31, 2022 and June 30, 2022, respectively, and “Current Period” and “Prior Year Period” refer to the six months ended June 30, 2023 and 2022, respectively.
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
•the possibility that reductions in spending on aviation services by governmental agencies where we are seeking contracts could adversely affect or lead to modifications of the procurement process or that such reductions in spending could adversely affect search and rescue (“SAR”) contract terms or otherwise delay service or the receipt of payments under such contracts;
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
Our core business of providing aviation services to leading global energy companies and government entities provides us with geographic and customer diversity that helps mitigate risks associated with a single market or customer. We currently have customers in Australia, Brazil, Canada, Chile, the Dutch Caribbean, the Falkland Islands, India, Mexico, the Netherlands, Nigeria, Norway, Spain, Suriname, Trinidad, the United Kingdom (“U.K.”) and the United States (“U.S.”).
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

Recent Developments
Bristow Announced as the Preferred Bidder for the €670 million Irish Coast Guard Aviation Service Contract
In May 2023, Bristow Ireland Ltd., a subsidiary of Bristow Group Inc., was announced by the Irish Department of Transport as the preferred bidder for the next Irish Coast Guard (IRCG) SAR contract. As preferred bidder, Bristow entered the final stages of the Irish Department of Transportation's procurement process and expects to finalize the contract soon. The contract is set to commence in October 2024 and will provide for the day and night-time operations of four helicopter bases in Sligo, Shannon, Waterford and Dublin, using a total of six AW189 heavy helicopters.
Bristow Releases Second Sustainability Report
In June 2023, Bristow released its second Sustainability Report expanding upon the achievements outlined in last year’s inaugural report, further demonstrating Bristow’s commitment to responsible growth and environmental stewardship, highlighting its role as a sustainability leader within the vertical lift industry. Environmental highlights of the report include using a 10 percent blend of sustainable aviation fuel for certain Bristow operations in the U.K., establishing a corporate Environmental Management system certified to the ISO 14001 standard (our U.K. and Brazil operations also maintain ISO 14001 certifications), and growing partnerships with and commitment to companies developing innovative technologies, such as electric vertical take-off and landing (eVTOL) and short take-off and landing (eSTOL) aircraft. The Company’s highlights related to social issues for 2022 include implementing a new incident response management solution to further enhance the Company’s commitment to its Target Zero safety culture. The Company achieved a 50 percent reduction in Lost Time Incident Severity Rate and a 56 percent reduction in lost workdays. The Company also donated more than $500,000 to community engagement programs through its global Bristow Uplift program.
Bristow Bolsters Presence in Brazil with the Launch of Two New Operating Bases
In July 2023, Bristow expanded its footprint in Brazil with the opening of two new operating bases to support its growing and diverse customer base. The newest bases are located at Eurico de Aguiar Salles Airport in Vitória, Espírito Santo, and Farol de São Thomé, Rio de Janeiro. They add to a network of operating facilities that includes Cabo Frio, Macaé, and Jacarepaguá. The Company now has a total fleet of 15 helicopters operational in Brazil to meet customer needs.
Fleet Information
The chart below presents the number of aircraft in our fleet and their distribution among the regions in which we operate, the number of helicopters we had on order and the percentage of operating revenues each of our regions provided as of June 30, 2023:

	Percentage of Current Quarter Operating Revenue	Helicopters				Fixed Wing	UAS
		Heavy	Medium	Light Twin	Light Single			Total (1)
Europe	56%	63	7	—	3	—	4	77
Americas	28%	24	50	11	25	—	—	110
Africa	9%	4	12	3	—	2	—	21
Asia Pacific	7%	—	2	—	—	11	—	13
Total	100%	91	71	14	28	13	4	221
Aircraft not currently in fleet:
On order		2	—	5	—	—	—	7
Under construction		—	6	—	—	—	—	6
________________

(1)Includes 44 leased aircraft as follows:

	Helicopters				Fixed Wing	UAS
	Heavy	Medium	Light Twin	Light Single			Total
Europe	29	1	—	—	—	—	30
Americas	5	2	—	—	—	—	7
Africa	—	1	1	—	2	—	4
Asia Pacific	—	—	—	—	3	—	3
Total	34	4	1	—	5	—	44
As of June 30, 2023, the aircraft in our fleet were as follows:

	Number of Aircraft
	Operating Aircraft
Type	Owned Aircraft	Leased Aircraft	Total Aircraft	Maximum Passenger Capacity	Average Age (years)(1)
Heavy Helicopters:
S92	38	29	67	19	14
AW189	17	4	21	16	7
S61	2	1	3	19	52
	57	34	91
Medium Helicopters:
AW139	49	4	53	12	12
S76 D/C++	17	—	17	12	12
AS365	1	—	1	12	33
	67	4	71
Light—Twin Engine Helicopters:
AW109	4	—	4	7	16
EC135	9	1	10	6	14
	13	1	14
Light—Single Engine Helicopters:
AS350	15	—	15	4	25
AW119	13	—	13	7	17
	28	—	28

Total Helicopters	165	39	204		14
Fixed Wing	8	5	13
Unmanned Aerial Systems (“UAS”)	4	—	4
Total Fleet	177	44	221
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
The following table presents our operating results and other statement of operations information for the Current Quarter and the Preceding Quarter (in thousands, except percentages):

	Three Months Ended		Favorable (Unfavorable)
	June 30, 2023	March 31, 2023
Revenues:
Operating revenues	$311,522	$292,931	$18,591	6.3%
Reimbursable revenues	7,861	9,091	(1,230)	(13.5)%
Total revenues	319,383	302,022	17,361	5.7%

Costs and expenses:
Operating expenses
Personnel	78,156	78,190	34	—%
Repairs and maintenance	64,890	58,610	(6,280)	(10.7)%
Insurance	9,093	4,916	(4,177)	(85.0)%
Fuel	20,961	22,550	1,589	7.0%
Leased-in equipment	24,424	24,055	(369)	(1.5)%
Other	43,135	38,403	(4,732)	(12.3)%
Total operating expenses	240,659	226,724	(13,935)	(6.1)%
Reimbursable expenses	7,680	8,991	1,311	14.6%
General and administrative expenses	44,616	46,730	2,114	4.5%
Merger and integration costs	677	439	(238)	(54.2)%
Depreciation and amortization expense	18,292	17,445	(847)	(4.9)%
Total costs and expenses	311,924	300,329	(11,595)	(3.9)%

Gains (losses) on disposal of assets	(3,164)	3,256	(6,420)	nm
Earnings from unconsolidated affiliates	1,279	1,037	242	23.3%
Operating income	5,574	5,986	(412)	(6.9)%

Interest income	1,527	1,129	398	35.3%
Interest expense, net	(9,871)	(10,264)	393	3.8%
Reorganization items, net	(39)	(44)	5	(11.4)%
Other, net	(13,037)	(3,426)	(9,611)	nm
Total other income (expense), net	(21,420)	(12,605)	(8,815)	(69.9)%
Loss before income taxes	(15,846)	(6,619)	(9,227)	nm
Income tax benefit	14,209	5,094	9,115	nm
Net loss	(1,637)	(1,525)	(112)	(7.3)%
Net loss attributable to noncontrolling interests	—	3	(3)	nm
Net loss attributable to Bristow Group Inc.	$(1,637)	$(1,522)	$(115)	(7.6)%

Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the applicable periods (in thousands):

	Three Months Ended		Favorable (Unfavorable)
	June 30, 2023	March 31, 2023
Offshore energy services:
Europe	$87,331	$85,291	$2,040	2.4%
Americas	80,884	70,982	9,902	14.0%
Africa	26,979	25,356	1,623	6.4%
Total offshore energy services	$195,194	$181,629	$13,565	7.5%
Government services	87,320	82,334	4,986	6.1%
Fixed wing services	26,448	25,919	529	2.0%
Other services	2,560	3,049	(489)	(16.0)%
	$311,522	$292,931	$18,591	6.3%
Current Quarter compared to Preceding Quarter
Operating Revenues. Operating revenues were $18.6 million higher in the quarter ended June 30, 2023 (the “Current Quarter”) compared to the quarter ended March 31, 2023 (the “Preceding Quarter”).
Operating revenues from offshore energy services were $13.6 million higher in the Current Quarter.
Operating revenues from offshore energy services in the Americas region were $9.9 million higher in the Current Quarter primarily due to higher utilization and higher lease payments of $4.5 million received from Cougar, which are recognized on a cash basis.
Operating revenues from offshore energy services in the Europe region were $2.0 million higher in the Current Quarter. Revenues in Norway were $1.0 million higher primarily due to higher utilization, partially offset by the weakening of the Norwegian krone (“NOK”) relative to the U.S. dollar. Revenues in the U.K. were $1.0 million higher primarily due to the strengthening of the British pound sterling (“GBP”) relative to the U.S. dollar.
Operating revenues from offshore energy services in the Africa region were $1.6 million higher in the Current Quarter primarily due to higher utilization and increased rates.
Operating revenues from government services were $5.0 million higher in the Current Quarter primarily due to the strengthening of the GBP relative to the U.S. dollar and higher utilization.
Operating revenues from fixed wing services were $0.5 million higher in the Current Quarter primarily due to higher utilization.
Operating revenues from other services were $0.5 million lower primarily due to lower dry-lease revenues.
Operating Expenses. Operating expenses were $13.9 million higher in the Current Quarter. Repairs and maintenance costs were $6.3 million higher primarily due to the timing of repairs and higher power-by-the-hour (“PBH”) expenses due to increased flight hours. Other operating costs were $4.7 million higher primarily due to higher training and travel costs of $2.8 million, higher base-related costs of $0.8 million, lower gains from foreign currency hedging contracts of $0.8 million and higher subcontractor cost of $0.3 million. Insurance costs were $4.2 million higher due to a noncash, nonrecurring write-off related to amounts from legacy insurance policies. These increases were partially offset by lower fuel costs of $1.6 million primarily due to decreased global fuel prices.
General and Administrative Expenses. General and administrative expenses were $2.1 million lower primarily due to lower professional services fees.
Depreciation and Amortization Expense. Depreciation and amortization expenses were $0.8 million higher in the Current Quarter primarily due to a retrospective amortization adjustment related to U.K. SAR intangible assets.

Gains (Losses) on Disposal of Assets. During the Current Quarter, the Company sold or otherwise disposed of three helicopters and other assets, resulting in a net loss of $3.2 million. During the Preceding Quarter, the Company sold or otherwise disposed of three helicopters and other assets, resulting in a net gain of $3.3 million.
Other, net. Other expense, net of $13.0 million in the Current Quarter primarily resulted from foreign exchange losses of $13.0 million, of which $7.6 million is due to the recent significant devaluation in the Nigerian Naira (“NGN”). Other expense, net of $3.4 million in the Preceding Quarter resulted from foreign exchange losses of $4.1 million, partially offset by a favorable interest adjustment to the Company’s pension liability of $0.9 million.

	Three Months Ended		Favorable (Unfavorable)
	June 30, 2023	March 31, 2023
Foreign exchange losses	$(13,021)	$(4,103)	$(8,918)
Pension-related income (costs)	(345)	861	(1,206)
Other	329	(184)	513
Other, net	$(13,037)	$(3,426)	$(9,611)
Income Tax Benefit. Income tax benefit was $9.1 million higher in the Current Quarter primarily due to the earnings mix of the Company’s global operations and changes to deferred tax valuation allowances and assets.

Current Six Months compared to Prior Year Six Months
The following table presents our operating results and other statement of operations information for the six months ended months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Six Months Ended June 30,		Favorable (Unfavorable)
	2023	2022
Revenues:
Operating revenues	$604,453	$569,730	$34,723	6.1%
Reimbursable revenues	16,952	19,406	(2,454)	(12.6)%
Total revenues	621,405	589,136	32,269	5.5%

Costs and expenses:
Operating expenses
Personnel	156,346	144,958	(11,388)	(7.9)%
Repairs and maintenance	123,500	127,089	3,589	2.8%
Insurance	14,009	9,518	(4,491)	(47.2)%
Fuel	43,511	50,644	7,133	14.1%
Leased-in equipment	48,479	48,316	(163)	(0.3)%
Other	81,538	61,687	(19,851)	(32.2)%
Total operating expenses	467,383	442,212	(25,171)	(5.7)%
Reimbursable expenses	16,671	18,981	2,310	12.2%
General and administrative expenses	91,346	81,803	(9,543)	(11.7)%
Merger and integration costs	1,116	1,192	76	6.4%
Restructuring costs	—	2,113	2,113	nm
Depreciation and amortization expense	35,737	33,455	(2,282)	(6.8)%
Total costs and expenses	612,253	579,756	(32,497)	(5.6)%

Loss on impairment	—	(5,187)	5,187	nm
Gains (losses) on disposal of assets	92	(2,142)	2,234	nm
Earnings (losses) from unconsolidated affiliates	2,316	(210)	2,526	nm
Operating income	11,560	1,841	9,719	nm

Interest income	2,656	91	2,565	nm
Interest expense, net	(20,135)	(20,483)	348	1.7%
Reorganization items, net	(83)	(92)	9	9.8%
Other, net	(16,463)	29,773	(46,236)	nm
Total other income (expense), net	(34,025)	9,289	(43,314)	nm
Income (loss) before income taxes	(22,465)	11,130	(33,595)	nm
Income tax benefit (expense)	19,303	(11,491)	30,794	nm
Net loss	(3,162)	(361)	(2,801)	nm
Net loss attributable to noncontrolling interests	3	35	(32)	(91.4)%
Net loss attributable to Bristow Group Inc.	$(3,159)	$(326)	$(2,833)	nm

Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the applicable periods (in thousands):

	Six Months Ended June 30,		Favorable (Unfavorable)
	2023	2022
Offshore energy services:
Europe	$172,622	$179,287	$(6,665)	(3.7)%
Americas	151,866	170,914	(19,048)	(11.1)%
Africa	52,335	34,199	18,136	53.0%
Total offshore energy services	376,823	384,400	(7,577)	(2.0)%
Government services	169,654	136,346	33,308	24.4%
Fixed wing services	52,367	42,748	9,619	22.5%
Other services	5,609	6,236	(627)	(10.1)%
	$604,453	$569,730	$34,723	6.1%
Operating Revenues. Operating revenues were $34.7 million higher in the six months ended June 30, 2023 (the "Current Period”) compared to the six months ended June 30, 2022 (the "Prior Year Period").
Operating revenues from offshore energy services were $7.6 million lower in the Current Period.
Operating revenues from offshore energy services in the Americas region were $19.0 million lower in the Current Period primarily due to the end of a contract in Guyana.
Operating revenues from offshore energy services in the Europe region were $6.7 million lower in the Current Period. Revenues in Norway were $11.2 million lower primarily due to the weakening of the NOK relative to the U.S. dollar and lower utilization. Revenues in the U.K. were $4.5 million higher primarily due to higher utilization and increased rates, partially offset by the weakening of the GBP relative to the U.S. dollar.
Operating revenues from offshore energy services in the Africa region were $18.1 million higher primarily due to higher utilization and increased rates.
Operating revenues from government services were $33.3 million higher in the Current Period primarily due to the commencement of new contracts in the Falkland Islands, Dutch Caribbean Coast Guard (“DCCG”) and NLSAR. U.K. SAR revenues were $3.6 million lower, primarily due to the weakening of the GBP relative to the U.S. dollar.
Operating revenues from fixed wing services were $9.6 million higher in the Current Period primarily due to higher utilization.
Operating revenues from other services were $0.6 million lower in the Current Period primarily due to lower dry-lease revenues and part sales.
Operating Expenses. Operating expenses were $25.2 million higher in the Current Period. Other operating costs were $19.9 million higher in the Current Period primarily due to higher costs related to new contracts of $12.2 million, higher training and travel costs of $5.2 million, lower gains from foreign currency hedging contracts of $1.3 million and higher freight costs of $1.2 million. Personnel costs were $11.4 million higher primarily due to an increase in headcount, partially offset by favorable foreign exchange rate impacts in the Europe region. Insurance costs were $4.5 million higher primarily due to a non-cash, nonrecurring write-off related to amounts from legacy insurance policies. Fuel costs were $7.1 million lower primarily due to decreased flight hours and lower fuel costs. Repairs and maintenance costs were $3.6 million lower primarily due to lower inventory write-offs and the timing of repairs, partially offset by the impacts of the new government services contracts.
General and Administrative Expenses. General and administrative expenses were $9.5 million higher primarily due to higher compensation costs and expenses related to new government services contracts.
Restructuring Costs. During the Prior Year Period, restructuring costs were $2.1 million primarily due to severance costs in the Africa region.

Depreciation and Amortization Expense. Depreciation and amortization expenses were $2.3 million higher in the Current Period primarily due to the addition of assets related to new government services contracts.
Loss on Impairment. During the Prior Year Period, the Company recognized a loss on impairment of $5.2 million related to a PBH intangible asset write-off.
Gains (Losses) on Disposal of Assets. During the Current Period, the Company sold or otherwise disposed of six aircraft and other assets, resulting in a net gain of $0.1 million. During the Prior Year Period, the Company sold or otherwise disposed of five aircraft and other assets, resulting in a net loss of $2.1 million.
Earnings (Losses) from Unconsolidated Affiliates. During the Current Period, the Company recognized earnings of $2.3 million from unconsolidated affiliates compared to losses of $0.2 million in the Prior Year Period.
Interest Income. During the Current Period, the Company recognized interest income of $2.7 million compared to $0.1 million in the Prior Year Period due to higher investment balances and higher interest rates.
Other, net. Other expense, net of $16.5 million in the Current Period resulted from foreign exchange losses. Other income of $29.8 million in the Prior Year Period resulted from foreign exchange gains of $19.9 million, government grants to fixed wing services of $6.2 million, a gain on the sale of inventory of $1.9 million, insurance gains of $0.7 million and a favorable interest adjustment to the Company’s pension liability of $0.8 million.

	Six Months Ended June 30,		Favorable (Unfavorable)
	2023	2022
Foreign exchange gains (losses)	$(17,124)	$19,934	$(37,058)
Pension-related income	516	798	(282)
Other	145	9,041	(8,896)
Other, net	$(16,463)	$29,773	$(46,236)
Income Tax Benefit (Expense). Income tax benefit was $19.3 million in the Current Period compared to an income tax expense $11.5 million in the Prior Year Period primarily due to the earnings mix of the Company’s global operations and changes to deferred tax valuation allowances and assets.
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
Summary of Cash Flows

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$24,825	$28,327
Investing activities	(16,992)	(9,330)
Financing activities	28,871	(10,430)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	15,802	(27,596)
Net increase (decrease) in cash, cash equivalents and restricted cash	$52,506	$(19,029)

Operating Activities
Cash flows provided by operating activities were $24.8 million in the Current Period compared to $28.3 million in the Prior Year Period. Operating income before depreciation, impairment charges and losses on asset dispositions, net was $3.7 million higher in the Current Period primarily due to an increase in revenues partially offset by higher operating and general and administrative costs.
Working capital changes of $10.0 million in the Current Period were primarily due to a decrease in accounts receivables and prepaid balances and an increase accrued liabilities. Working capital changes of $31.1 million in the Prior Year Period were primarily due to increased receivables.
Investing Activities
During the Current Period, net cash used in investing activities was $17.0 million primarily consisting of:
•Capital expenditures of $43.8 million, of which $31.9 million was related to UKSAR2G and the remaining balance was related to purchases of other equipment and leasehold improvements, and
•Proceeds of $26.8 million primarily from the sale or disposal of aircraft and assets.
During the Prior Year Period, net cash used in investing activities was $9.3 million primarily as follows:
•Capital expenditures of $16.9 million primarily related to deposit payments for aircraft, purchases of equipment and leasehold improvements, and
•Proceeds of $7.6 million primarily from the sale of five aircraft.
Financing Activities
During the Current Period, net cash provided by financing activities was $28.9 million primarily consisting of:
•Proceeds from borrowing of $169.5 million,
•Net repayments of debt of $135.6 million related to the Lombard debt principal,
•Payments on debt issuance costs of $2.7 million, and
•Stock repurchases of $2.4 million.
During the Prior Year Period, net cash used in financing activities was $10.4 million primarily consisting of:
•Net repayments of debt of $6.1 million,
•Stock repurchases of $3.6 million, and
•Payments on debt issuance costs of $0.7 million.
Effect of Exchange Rate Changes
The effect of exchange rate changes on cash and cash equivalents denominated in currencies other than the reporting currency are reflected in a separate line on the condensed consolidated statement of cash flows. Through our foreign operations we are exposed to currency fluctuations, and changes in the value of the GBP and NOK relative to the U.S. dollar have the most significant impacts to the effect of exchange rate changes on our cash, cash equivalents and restricted cash. The impact to the Current Period is primarily attributed to the recent significant devaluation in the NGN, while the Prior Year Period was primarily due to the weakening of the GBP relative to the U.S. dollar.
Entry into Long-term Equipment Financing
In January 2023, we entered into two thirteen-year secured equipment financings with NatWest Debt for aggregate proceeds of $169.5 million. The net proceeds from the financings were used to refinance the indebtedness of the Lombard Debt and will be used to provide additional financing to support our obligations under our SAR contracts in the U.K. The credit facilities have approximately thirteen-year terms with repayment due in quarterly installments which commenced on March 31, 2023, with a $3.3 million principal payment. The credit facilities bear interest at a rate equal to the SONIA plus 2.75% per annum. Bristow's obligations under the NatWest Debt are secured by ten SAR helicopters.

Material Cash Requirements
The factors that materially affect our overall liquidity include cash from or used to fund operations, capital expenditure commitments, debt service, pension funding, adequacy of bank lines of credit and the ability to attract capital on satisfactory terms. We believe that our cash flows from operating activities will be adequate to meet our working capital requirements. To support our capital expenditures program and/or other liquidity requirements, we may use any combination of operating cash flows, cash balances, borrowings under our ABL Facility, proceeds from sales of assets, issue debt or equity, or other financing options.
As of June 30, 2023, approximately 41% of our total cash balance was held outside the U.S. and is generally used to meet the liquidity needs of our non-U.S. operations. Most of our cash held outside the U.S. could be repatriated to the U.S., and any such repatriation could be subject to additional taxes. If cash held by non-U.S. operations is required for funding operations in the U.S., we may make a provision for additional taxes in connection with repatriating this cash, which is not expected to have a significant impact on our results of operations.
We have no near-term debt maturities and believe that our cash flows from operations and other sources of liquidity will continue to be sufficient in fulfilling our capital requirements and other obligations. Our long-term liquidity is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, debt service, capital expenditures and a reasonable return on investment. As of June 30, 2023, we had $212.0 million of unrestricted cash and $73.3 million of remaining availability under our ABL Facility for total liquidity of $285.3 million.
Our total principal debt balance as of June 30, 2023 was $552.8 million primarily comprised of the 6.875% Senior Notes due in March 2028 and the two tranches of the NatWest Debt maturing in March 2036.
We will use the net proceeds from the NatWest Debt, along with operating cash flows, to fund estimated capital expenditures of approximately $155-$165 million in support of our UKSAR2G contract. As preferred bidder, we entered the final stages of the Irish Department of Transportation's procurement process. Subject to final award and execution of the contract, we may need to access additional financing to fund the capital expenditures needed to commence operations in Ireland.
Contractual Obligations and Commercial Commitments
We have various contractual obligations that are recorded as liabilities on our consolidated balance sheet. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities on our consolidated balance sheets.
As of June 30, 2023, we had unfunded capital commitments of $184.9 million, consisting primarily of agreements to purchase two AW189 heavy helicopters, six AW139 medium helicopters and five AW169 light twin helicopters. The AW189 helicopters and AW139 helicopters are scheduled to be delivered in 2024. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company has outstanding options to purchase up to ten additional AW189 helicopters. If these options are exercised, the helicopters would be scheduled for delivery between 2024 through 2025. The Company may, from time to time, purchase aircraft for which it has no orders.
As of June 30, 2023, $66.1 million of our capital commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability other than aggregate liquidated damages of approximately $1.1 million. If we do not exercise our rights to cancel these capital commitments, we expect to finance the remaining acquisition costs for these helicopters through a combination of cash on hand, cash provided by operating activities, asset sales and financing options.

Lease Obligations
From time to time we may, under favorable market conditions and when necessary, enter into opportunistic aircraft lease agreements in support of our global operations.
We have non-cancelable operating leases in connection with the lease of certain equipment, including leases for aircraft, and land and facilities used in our operations. The related lease agreements, which range from non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and also can include renewal options. As of June 30, 2023, aggregate future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year were as follows (in thousands):

	Aircraft	Other	Total

2023 (1)	$41,489	$6,823	$48,312
2024	74,296	10,892	85,188
2025	66,121	9,000	75,121
2026	53,073	7,190	60,263
2027	31,281	4,645	35,926
Thereafter	41,187	12,972	54,159
	$307,447	$51,522	$358,969
__________________
(1)Reflects the amounts for the remaining six months of the year ending December 31, 2023.
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

	June 30, 2023	December 31, 2022
Current assets	$983,163	$700,931
Non-current assets	2,109,140	2,055,765
Current liabilities	695,281	283,904
Non-current liabilities	637,415	787,024

	Three Months Ended June 30, 2023
Total revenues	$107,268
Operating income	5,537
Net income	1,370
Net income attributable to Bristow Group Inc.	1,344

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
Item 4.    Controls and Procedures.
With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated, with reasonable assurance, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.
During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Repurchases of Equity Securities
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the three months ended June 30, 2023:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Stock that May Yet be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023	—	$—	—	$40,000,000
May 1, 2023 - May 31, 2023	4,234	23.26	—	40,000,000
June 1, 2023 - June 30, 2023	75,312	24.96	—	40,000,000
___________________________
(1)Reflects 79,546 shares purchased in connection with the surrender of stock by employees to satisfy certain tax withholding obligations. These repurchases are not a part of our publicly announced program and do not affect our Board-approved stock repurchase program.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the three months ended June 30, 2023, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Amendment No. 1 to the Bristow Group Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement filed with the SEC on April 24, 2023 (File No. 001-35701)).

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
DATE: August 2, 2023