Form 10-Q
period 2023-09-30
Bristow Group Inc.
filed 2023-11-02
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	001-35701
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware		72-1455213
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

3151 Briarpark Drive, Suite 700
Houston,	Texas	77042
(Address of Principal Executive Offices)		(Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
The total number of shares of common stock (in thousands), par value $0.01 per share, outstanding as of October 30, 2023 was 28,246. The Registrant has no other class of common stock outstanding.

BRISTOW GROUP INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1.     Financial Statements.
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Operating revenues	$330,252	$299,391	$934,705	$869,121
Reimbursable revenues	7,838	7,879	24,790	27,285
Total revenues	338,090	307,270	959,495	896,406

Costs and expenses:
Operating expenses	240,682	231,423	708,065	673,635
Reimbursable expenses	7,836	7,673	24,507	26,654
General and administrative expenses	46,256	41,146	137,602	122,949
Merger and integration costs	738	291	1,854	1,483
Restructuring costs	—	—	—	2,113
Depreciation and amortization expense	17,862	16,051	53,599	49,506
Total costs and expenses	313,374	296,584	925,627	876,340

Loss on impairment	—	—	—	(5,187)
Gains on disposal of assets	1,179	3,368	1,271	1,226
Earnings from unconsolidated affiliates	3,722	630	6,038	420
Operating income	29,617	14,684	41,177	16,525

Interest income	2,532	627	5,188	718
Interest expense, net	(10,008)	(10,008)	(30,143)	(30,491)
Reorganization items, net	(3)	(29)	(86)	(121)
Other, net	4,844	11,343	(11,619)	41,116
Total other income (expense), net	(2,635)	1,933	(36,660)	11,222
Income before income taxes	26,982	16,617	4,517	27,747
Income tax expense	(22,637)	(116)	(3,334)	(11,607)
Net income	4,345	16,501	1,183	16,140
Net loss (income) attributable to noncontrolling interests	(28)	17	(25)	52
Net income attributable to Bristow Group Inc.	$4,317	$16,518	$1,158	$16,192
Earnings per common share:
Basic	$0.15	$0.59	$0.04	$0.58
Diluted	$0.15	$0.58	$0.04	$0.56
Weighted average shares of common stock outstanding:
Basic	28,217	27,958	28,088	28,148
Diluted	28,959	28,405	28,742	28,712

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income	$4,345	$16,501	$1,183	$16,140
Other comprehensive income (loss):
Currency translation adjustments	(23,784)	(41,747)	2,598	(103,025)
Pension liability adjustment	1,697	2,261	(572)	9,867
Unrealized gain (loss) on cash flow hedges, net	(3,864)	901	(4,984)	2,853
Total other comprehensive loss	(25,951)	(38,585)	(2,958)	(90,305)
Total comprehensive loss	(21,606)	(22,084)	(1,775)	(74,165)
Net comprehensive loss (income) attributable to noncontrolling interests	(28)	17	(25)	52
Total comprehensive loss attributable to Bristow Group Inc.	$(21,634)	$(22,067)	$(1,800)	$(74,113)

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$207,530	$160,029
Restricted cash	2,206	3,654
Accounts receivable, net of allowance for doubtful accounts of $76 and $1,847 as of September 30, 2023 and December 31, 2022, respectively	219,114	215,131
Inventories	94,987	81,886
Prepaid expenses and other current assets	33,986	32,425
Total current assets	557,823	493,125
Property and equipment, net of accumulated depreciation of $217,010 and $180,060 as of September 30, 2023 and December 31, 2022, respectively	882,270	915,251
Investment in unconsolidated affiliates	19,627	17,000
Right-of-use assets	282,194	240,977
Other assets	147,779	145,648
Total assets	$1,889,693	$1,812,001
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,267	$89,610
Accrued wages, benefits and related taxes	47,174	45,206
Income taxes payable and other accrued taxes	41,154	6,651
Deferred revenue	22,838	14,300
Accrued maintenance and repairs	34,002	19,654
Current portion of operating lease liabilities	75,199	76,261
Accrued interest and other accrued liabilities	19,387	22,252
Short-term borrowings and current maturities of long-term debt	12,683	11,656
Total current liabilities	325,704	285,590
Long-term debt, less current maturities	531,319	499,765
Accrued pension liabilities	8,978	20,089
Other liabilities and deferred credits	5,432	5,030
Deferred taxes	11,557	48,633
Long-term operating lease liabilities	211,505	165,955
Total liabilities	$1,094,495	$1,025,062
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value, 110,000 authorized; 28,246 and 28,009 outstanding as of September 30, 2023 and December 31, 2022, respectively	306	306
Additional paid-in capital	722,066	709,319
Retained earnings	225,906	224,748
Treasury stock, at cost; 2,566 and 2,456 shares as of September 30, 2023 and December 31, 2022, respectively	(65,722)	(63,009)
Accumulated other comprehensive loss	(87,015)	(84,057)
Total Bristow Group Inc. stockholders’ equity	795,541	787,307
Noncontrolling interests	(343)	(368)
Total stockholders’ equity	795,198	786,939
Total liabilities and stockholders’ equity	$1,889,693	$1,812,001
See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited, in thousands)

	Total Bristow Group Inc. Stockholders’ Equity
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
December 31, 2022	$306	28,009	$709,319	$224,748	$(63,009)	$(84,057)	$(368)	$786,939
Share award amortization	—	—	3,311	—	—	—	—	3,311
Share repurchases	—	(1)	—	—	(385)	—	—	(385)
Net loss	—	—	—	(1,522)	—	—	(3)	(1,525)
Other comprehensive income	—	—	—	—	—	10,127	—	10,127
March 31, 2023	$306	28,008	$712,630	$223,226	$(63,394)	$(73,930)	$(371)	$798,467
Share award amortization	—	239	5,232	—	—	—	—	5,232
Share repurchases	—	(71)	—	—	(1,974)	—	—	(1,974)
Net loss	—	—	—	(1,637)	—	—	—	(1,637)
Other comprehensive income	—	—	—	—	—	12,866	—	12,866
June 30, 2023	$306	28,176	$717,862	$221,589	$(65,368)	$(61,064)	$(371)	$812,954
Share award amortization	—	83	4,204	—	—	—	—	4,204
Share repurchases	—	(13)	—	—	(354)	—	—	(354)
Net income	—	—	—	4,317	—	—	28	4,345
Other comprehensive loss	—	—	—	—	—	(25,951)	—	(25,951)
September 30, 2023	$306	28,246	$722,066	$225,906	$(65,722)	$(87,015)	$(343)	$795,198

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Continued)
(Unaudited, in thousands)

	Total Bristow Group Inc. Stockholders’ Equity
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
December 31, 2021	$303	28,302	$696,092	$215,533	$(51,083)	$(16,142)	$(391)	$844,312
Share award amortization	—	—	3,309	—	—	—	—	3,309
Share repurchases	—	(15)	—	—	(576)	—	—	(576)
Currency translation adjustments	—	—	—	—	—	—	7	7
Net loss	—	—	—	(4,313)	—	—	(63)	(4,376)
Other comprehensive loss	—	—	—	—	—	(7,308)	—	(7,308)
March 31, 2022	$303	28,287	$699,401	$211,220	$(51,659)	$(23,450)	$(447)	$835,368
Share award amortization	$3	109	$3,095	$—	—	$—	$—	$3,098
Share repurchases	—	(192)	—	—	(4,702)	—	—	(4,702)
Currency translation adjustments	—	—	—	—	—	—	20	20
Net income	—		—	3,987	—	—	28	4,015
Other comprehensive loss	—	—	—	—	—	(44,412)	—	(44,412)
June 30, 2022	$306	28,204	$702,496	$215,207	$(56,361)	$(67,862)	$(399)	$793,387
Share award amortization	$—	93	$4,161	$—	$—	$—	$—	$4,161
Share repurchases	—	(281)	—	—	(6,648)	—	—	(6,648)
Currency translation adjustments	—	—	—	—	—	—	18	18
Net income (loss)	—	—	—	16,518	—	—	(17)	16,501
Other comprehensive loss	—	—	—	—	—	(38,585)	—	(38,585)
September 30, 2022	$306	28,016	$706,657	$231,725	$(63,009)	$(106,447)	$(398)	$768,834

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,183	$16,140
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization expense	64,850	59,106
Loss on impairment	—	5,187
Gains on disposal of assets	(1,271)	(1,226)
Equity earnings from unconsolidated affiliates, net of dividends received	(5,701)	(420)
Deferred income taxes	(36,398)	(2,002)
Stock-based compensation expense	12,747	10,568
Amortization of deferred financing fees	2,111	1,114
Discount amortization on long-term debt	473	5,195
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(14,435)	(44,144)
Inventory, prepaid expenses and other assets	(34,063)	(29,298)
Accounts payable, accrued expenses and other liabilities	52,040	(9,463)
Net cash provided by operating activities	41,536	10,757
Cash flows from investing activities:
Capital expenditures	(62,137)	(25,906)
Proceeds from asset dispositions	34,094	16,688
Acquisition, net of cash received	—	(12,600)
Net cash used in investing activities	(28,043)	(21,818)
Cash flows from financing activities:
Proceeds from borrowings	169,508	—
Debt issuance costs	(2,714)	(651)
Repayments of debt	(138,735)	(8,837)
Purchase of treasury stock	(2,713)	(11,926)
Net cash provided by (used in) financing activities	25,346	(21,414)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7,214	(43,684)
Net increase (decrease) in cash, cash equivalents and restricted cash	46,053	(76,159)
Cash, cash equivalents and restricted cash at beginning of period	163,683	277,462
Cash, cash equivalents and restricted cash at end of period	$209,736	$201,303
Cash paid during the period for:
Interest	$36,185	$30,766
Income taxes	$9,551	$16,921

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
The condensed consolidated financial information for the three and nine months ended September 30, 2023 and 2022, has been prepared by the Company in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information reporting on Quarterly Form 10-Q and Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from that which would appear in the annual consolidated financial statements.
In connection with its fiscal year-end change from March 31st to December 31st, the Company filed audited financial statements for the transition period from April 1, 2022 to December 31, 2022, on a Transition Report on Form 10-KT. As such, certain comparative period information has been reclassified to conform to the current period presentation. The condensed consolidated financial statements on this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes thereto included in the Company’s Transition Report on Form 10-KT for the transition period ended December 31, 2022, filed with the SEC on March 9, 2023.
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
The following table shows the total revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues from contracts with customers	$325,993	$298,375	$931,899	$869,569
Other revenues	12,097	8,895	27,596	26,837
Total revenues	$338,090	$307,270	$959,495	$896,406

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Revenues by Service Line. The following table sets forth the operating revenues earned by service line for the applicable periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Offshore energy services	$212,990	$197,076	$589,813	$581,476
Government services	85,549	69,908	255,203	206,254
Fixed wing services	29,168	28,945	81,535	71,693
Other services	2,545	3,462	8,154	9,698
Total operating revenues	$330,252	$299,391	$934,705	$869,121
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

	Nine Months Ended September 30,
	2023	2022
Revenues from outstanding contract liabilities	$9,349	$6,975

	September 30, 2023	December 31, 2022
Receivables under contracts with customers	$190,271	$182,742
Contract liabilities under contracts with customers	21,438	12,931
Contract liabilities are primarily generated by fixed wing services where customers pay for tickets in advance of receiving the Company’s services and advanced payments from helicopter services customers and from mobilization fees received from customers in connection with new contract commencements. There were no contract assets as of September 30, 2023 and December 31, 2022.
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
Excluding any applicable cancellation penalties, revenues from performance obligations that are unsatisfied (or partially unsatisfied) on contracts with fixed consideration that have an expected duration of one year or more and therefore not subject to the practical expedient as of September 30, 2023 were $19.2 million, of which $5.2 million and $14.0 million of revenues are expected to be recognized in 2023 and 2024, respectively. These amounts exclude expected consideration related to performance obligations of a variable nature (i.e., flight services) as they cannot be reasonably and reliably estimated.

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
The Company leases certain aircraft and facilities and from time to time purchases inventory from VIH. During the three months ended September 30, 2023 and 2022, the Company made payments of $1.1 million and $1.6 million to its related parties, respectively, and also generated total revenues of $11.5 million and $8.8 million from its related parties, respectively. During the nine months ended September 30, 2023 and 2022, the Company made payments of $4.1 million and $5.0 million to its related parties, respectively, and also generated total revenues of $25.3 million and $22.5 million from its related parties, respectively. Additionally, during the nine months ended September 30, 2023, the Company and VIH entered into resale agreements under which one S92 aircraft was sold in exchange for the purchase of another S92 aircraft in a non-monetary transaction. The exchange did not result in a gain or loss being recognized on the Company’s condensed consolidated statement of operations.
As of September 30, 2023 and December 31, 2022, accounts receivables from related parties included in accounts receivables on the condensed consolidated balance sheets were $1.2 million and $0.8 million, respectively.
Note 4 — DEBT
Debt as of September 30, 2023 and December 31, 2022, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
6.875% Senior Notes	$393,826	$392,763
Lombard Debt	—	118,658
NatWest Debt	150,176	—
Total debt	544,002	511,421
Less short-term borrowings and current maturities of long-term debt	(12,683)	(11,656)
Total long-term debt	$531,319	$499,765
6.875% Senior Notes — In February 2021, the Company issued $400.0 million aggregate principal amount of its 6.875% senior secured notes due March 2028 (the “6.875% Senior Notes”) and received net proceeds of $395.0 million. The 6.875% Senior Notes are fully and unconditionally guaranteed as to payment by a number of subsidiaries. Interest on the 6.875% Senior Notes is payable semi-annually in arrears on March 1st and September 1st of each year. The 6.875% Senior Notes may be redeemed at any time and from time to time, with sufficient notice and at the applicable redemption prices set forth in the indenture governing the 6.875% Senior Notes, inclusive of any accrued and unpaid interest leading up to the redemption date. The indenture governing the 6.875% Senior Notes contains covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem the Company’s capital stock, prepay, redeem or repurchase certain debt, make loans and investments, sell assets, incur liens, enter into transactions with affiliates, enter into agreements restricting its subsidiaries’ ability to pay dividends, and consolidate, merge or sell all or substantially all of its assets. In addition, upon a specified change of control trigger event, the Company must make an offer to repurchase each noteholder’s notes at an offer price of 101% of the aggregate principal amount, plus accrued and unpaid interest. As of September 30, 2023 and December 31, 2022, the Company had $6.2 million and $7.2 million, respectively, of unamortized deferred financing fees associated with the 6.875% Senior Notes.
Lombard Debt — In January 2023, in connection with its maturity, the Company made a $129.1 million payment to extinguish the Lombard Debt.
NatWest Debt — In January 2023, the Company entered into two thirteen-year secured equipment financings with National Westminster Bank Plc (“NatWest”) for aggregate proceeds of $169.5 million. The net proceeds from the financings were used to refinance the indebtedness of the Lombard Debt and will be used to provide additional financing to support the

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Company’s obligations under its search and rescue (“SAR”) contracts in the UK The credit facilities bear interest at a rate equal to the Sterling Overnight Index Average (“SONIA”) plus 2.75% per annum and have approximately thirteen-year terms with repayment due in quarterly installments which commenced on March 31, 2023. Bristow's obligations under the NatWest Debt are secured by ten SAR helicopters. During the three and nine months ended September 30, 2023, the Company made principal payments of $3.2 million and $9.7 million, respectively. As of September 30, 2023, the Company had $8.4 million of unamortized deferred financing fees associated with the NatWest debt.
ABL Facility — The Company’s asset-backed revolving credit facility (the “ABL Facility”) matures in May 2027, subject to certain early maturity triggers related to maturity of other material debt or a change of control of the Company. Amounts borrowed under the ABL Facility (i) are secured by certain accounts receivable owing to the borrower subsidiaries and the deposit accounts into which payments on such accounts receivable are deposited, and (ii) are fully and unconditionally guaranteed as to payment by the Company, as a parent guarantor, and each of Bristow Norway AS, Bristow Helicopters Limited, Bristow U.S. LLC and Era Helicopters, LLC. As of September 30, 2023, the ABL Facility provided for commitments in an aggregate amount of $85.0 million with the ability to increase the total commitments up to a maximum aggregate amount of $120.0 million, subject to the terms and conditions therein.
As of September 30, 2023, there were no outstanding borrowings under the ABL Facility nor had the Company made any draws during the nine months ended September 30, 2023. Letters of credit issued under the ABL Facility in the aggregate face amount of $3.0 million were outstanding on September 30, 2023.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The carrying and fair values of the Company’s debt are as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2023
LIABILITIES
6.875% Senior Notes(1)	$393,826	$—	$374,747	$—
NatWest(2)	150,176	—	150,492	—
	$544,002	$—	$525,239	$—
December 31, 2022
LIABILITIES
6.875% Senior Notes(1)	$392,763	$—	$366,629	$—
Lombard Debt(3)	118,658	—	120,358	—
	$511,421	$—	$486,987	$—
____________________
(1)As of September 30, 2023 and December 31, 2022, the carrying values were net of unamortized deferred financing fees of $6.2 million and $7.2 million respectively.
(2)As of September 30, 2023, the carrying values of unamortized deferred financing fees related to the NatWest Debt were $8.4 million.
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
Cash Flow Hedges
The Company may use foreign exchange options or forward contracts to hedge a portion of its forecasted foreign currency denominated transactions. These foreign exchange hedge contracts, carried at fair value, have maturities of up to 18 months. As of September 30, 2023 and December 31, 2022, total notional amounts of outstanding cash flow hedges were $278.7 million and $134.7 million, respectively. As of September 30, 2023, $3.3 million of net losses will be reclassified from accumulated other comprehensive income into earnings within the next 12 months.
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The Company records changes in fair value of these cash flow hedges in accumulated other comprehensive income (loss) in its consolidated balance sheets, until the forecasted transaction occurs. When the forecasted transaction affects earnings, the Company reclassifies it to earnings in the same line item as the hedged items. The Company evaluates hedge effectiveness at the inception of the hedge prospectively, and on an ongoing basis both retrospectively and prospectively. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, it will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to earnings. During the nine months ended September 30, 2023, there were no net gains or losses recognized in earnings relating to hedges of forecasted transactions that did not occur.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The fair value of derivative instruments on the Company’s Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 were as follows, presented on a gross basis (in thousands):

	September 30, 2023		December 31, 2022
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$1,192	$5,265	$1,590	$144
Note 7 — COMMITMENTS AND CONTINGENCIES
Fleet — The Company’s unfunded capital commitments as of September 30, 2023 consisted primarily of agreements to purchase helicopters and totaled $201.3 million, payable beginning in the fourth quarter of 2023. The Company also had $1.3 million of deposits paid on options not yet exercised as of September 30, 2023.
Included in these commitments are orders to purchase two AW189 heavy helicopters, six AW139 medium helicopters, five AW169 light twin helicopters and five H135 light twin helicopters. The AW189 helicopters and AW139 helicopters are scheduled to be delivered in 2024, and the H135 helicopters are scheduled to be delivered between 2024 and 2025. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company has outstanding options to purchase up to ten additional AW189 helicopters and ten additional H135 helicopters. If these options are exercised, the AW189 helicopters would be scheduled for delivery between 2024 and 2025, and the H135 helicopters would be scheduled for delivery between 2027 and 2028. The Company may, from time to time, purchase aircraft for which it has no orders.
The Company may terminate $64.2 million of its unfunded capital commitments (inclusive of deposits paid on options not yet exercised) without further liability other than aggregate liquidated damages of approximately $1.1 million.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 8 — INCOME TAXES
During the three months ended September 30, 2023 and 2022, the Company recorded an income tax expense of $22.6 million, resulting in an effective tax rate of 83.9%, and income tax expense of $0.1 million, resulting in an effective tax rate of 0.7%, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded an income tax expense of $3.3 million, resulting in an effective tax rate of 73.8%, and income tax expense of $11.6 million, resulting in an effective tax rate of 41.8%, respectively.
The effective tax rate in 2023 is impacted by the Company’s global mix of earnings, adjustments to valuation allowances against future realization of deductible business interest expense, partially offset by the recognition of certain deferred tax assets. The effective tax rate in 2022 is impacted by the global mix of earnings, the tax impact of non-deductible expenses and adjustments to valuation allowances against net operating losses.
Note 9 — STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in balances for accumulated other comprehensive income (loss) (in thousands):

	Currency Translation Adjustments	Pension Liability Adjustments	Unrealized gain (loss) on cash flow hedges	Total
Balance as of December 31, 2022	$(45,350)	$(40,090)	$1,383	$(84,057)

Other comprehensive income (loss)	10,634	—	(1,097)	9,537
Reclassified from accumulated other comprehensive loss	—	—	590	590
Net current period other comprehensive income (loss)	10,634	—	(507)	10,127
Foreign exchange rate impact	1,111	(1,111)	—	—
Balance as of March 31, 2023	$(33,605)	$(41,201)	$876	$(73,930)

Other comprehensive income (loss)	13,479	—	(1,064)	12,415
Reclassified from accumulated other comprehensive loss	—	—	451	451
Net current period other comprehensive income (loss)	13,479	—	(613)	12,866
Foreign exchange rate impact	1,158	(1,158)	—	—
Balance as of June 30, 2023	$(18,968)	$(42,359)	$263	$(61,064)

Other comprehensive income (loss)	(22,087)	—	(3,297)	(25,384)
Reclassified from accumulated other comprehensive loss	—	—	(567)	(567)
Net current period other comprehensive loss	(22,087)	—	(3,864)	(25,951)
Foreign exchange rate impact	(1,697)	1,697	—	—
Balance as of September 30, 2023	$(42,752)	$(40,662)	$(3,601)	$(87,015)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income:
Net income attributable to Bristow Group Inc.	$4,317	$16,518	$1,158	$16,192
Shares of common stock:
Weighted average shares of common stock outstanding – basic	28,217	27,958	28,088	28,148
Net effect of dilutive stock	742	447	654	564
Weighted average shares of common stock outstanding – diluted(1)	28,959	28,405	28,742	28,712

Earnings per common share - basic	$0.15	$0.59	$0.04	$0.58
Earnings per common share - diluted	$0.15	$0.58	$0.04	$0.56
__________________
(1)Excludes weighted average shares of common stock of 1,181,738 and 1,431,071 for the three months ended September 30, 2023 and 2022, respectively, and 1,293,579 and 999,773 for the nine months ended September 30, 2023 and 2022, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.
Note 11 — SEGMENT INFORMATION
The Company conducts business in one segment: aviation services. The aviation services global operations include four regions as follows: Europe, the Americas, Africa and Asia Pacific. The Europe region comprises all of the Company’s operations and affiliates in Europe, including the Dutch Caribbean, the Falkland Islands, the Netherlands, Norway and the UK The Americas region comprises all of the Company’s operations and affiliates in North America and South America, including Brazil, Canada, Suriname, Trinidad and the U.S. Gulf of Mexico. The Africa region comprises all of the Company’s operations and affiliates on the African continent, including Nigeria. The Asia Pacific region comprises all of the Company’s operations and affiliates in Australia.
The following tables show region information prepared on the same basis as the Company’s condensed consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Region revenues:
Europe	$184,524	$161,129	$536,048	$486,067
Americas	99,688	97,317	268,847	287,077
Africa	29,933	23,008	88,439	63,075
Asia Pacific	23,945	25,567	66,161	59,829
Other	—	249	—	358
Total region revenues	$338,090	$307,270	$959,495	$896,406

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Consolidated operating income:
Europe	$16,324	$14,393	$41,181	$49,986
Americas	21,702	17,284	45,222	44,000
Africa	6,780	1,273	17,085	(8,089)
Asia Pacific	4,854	(710)	10,704	(8,827)
Other	(21,222)	(20,924)	(74,286)	(61,771)
Gains on disposal of assets	1,179	3,368	1,271	1,226
Total consolidated operating income	$29,617	$14,684	$41,177	$16,525

	September 30, 2023	December 31, 2022
Identifiable assets:
Europe	$1,166,676	$1,012,291
Americas	515,367	484,410
Africa	80,940	84,528
Asia Pacific	54,414	37,459
Other	72,296	193,313
Total identifiable assets	$1,889,693	$1,812,001

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
In the discussions that follow, the terms “Current Quarter”, “Preceding Quarter” and “Prior Year Quarter” refer to three months ended September 30, 2023, June 30, 2023 and September 30, 2022, respectively, and “Current Period” and “Prior Year Period” refer to the nine months ended September 30, 2023 and 2022, respectively.
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
Our forward-looking statements reflect our views and assumptions on the date we are filing this Quarterly Report on Form 10-Q regarding future events and operating performance. We believe that they are reasonable, but they involve significant known and unknown risks, uncertainties, assumptions and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks, uncertainties and factors that could cause or contribute to such differences, include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed in Part II, Item 1A, “Risk Factors” of this report and those discussed in other documents we file with the SEC. Accordingly, you should not put undue reliance on any forward-looking statements.
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
•the potential for cyberattacks or security breaches that could disrupt operations, compromise confidential or sensitive information, damage reputation, expose to legal liability, or cause financial losses;
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
•our reliance on a limited number of helicopter manufacturers and suppliers and the impact of a shortfall in availability of aircraft components and parts required for maintenance and repairs of our helicopters, including significant delays in the delivery of parts for our S92 fleet.
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
Our core business of providing aviation services to leading global energy companies and government entities provides us with geographic and customer diversity that helps mitigate risks associated with a single market or customer. We currently have customers in Australia, Brazil, Canada, Chile, the Dutch Caribbean, the Falkland Islands, India, Ireland, Mexico, the Netherlands, Nigeria, Norway, Spain, Suriname, Trinidad, the United Kingdom (“UK”) and the United States (“U.S.”).
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
Recent Developments
Agreement to Purchase H135 Light-Twin Helicopters for Offshore Energy Services
In September 2023, Bristow entered into an agreement to purchase five new H135 light-twin helicopters for approximately $33 million and options to purchase an additional ten H135 helicopters. The new aircraft are expected to be delivered in 2024 and 2025, and will be used to support the increasing demand in Bristow’s offshore energy services business.
Bristow and Volocopter to Bring Urban Air Mobility (UAM) Services to U.S. and UK
In September 2023, Bristow signed an agreement with Volocopter to explore and develop passenger and cargo services for electric vertical take-off and landing (“eVTOL”) aircraft in the U.S. and UK. The agreement covers the exploration of commercial, operational, and eVTOL aircraft maintenance services, including adaptation of the VoloIQ, Volocopter's proprietary digital platform, to ensure Bristow's efficient future operations. As part of this collaboration, Bristow has placed a firm order for two VoloCity aircraft to be delivered after certification with an option to purchase a further 78 vehicles in the future.
Volocopter expects to receive final certification from the European Union Aviation Safety Agency (EASA) in 2024, while concurrent certification from the Federal Aviation Administration (FAA) could enable the start of commercial services in the U.S. shortly thereafter.
Bristow Secures Early Delivery Positions for Five Elroy Air Chaparral Aircraft
In September 2023, Bristow reserved early delivery slots for five of Elroy Air's vertical take-off and landing (“VTOL”) cargo systems, the Chaparral. Bristow signed a Letter of Intent with Elroy Air to pre-order 100 Chaparral hybrid-electric cargo VTOL aircraft last year. The Chaparral will be the first of its kind VTOL aircraft dedicated to cargo movement to be introduced into Bristow's aircraft fleet. Bristow plans to use the Chaparral internationally to move time-sensitive cargo for logistics, healthcare, and energy applications.
Bristow Finalizes the €670 million Irish Coast Guard Aviation Service Contract
In August 2023, Bristow Ireland Ltd., a subsidiary of Bristow Group Inc., signed a contract with the Irish Department of Transport to provide SAR services to the Irish Coast Guard (“IRCG”), finalizing the procurement process. The contract is set to commence in October 2024 and will provide for the day and night-time operations of four helicopter bases in Sligo, Shannon, Waterford and Dublin, using a total of six AW189 heavy helicopters.

Fleet Information
As of September 30, 2023, the aircraft in our fleet were as follows:

	Number of Aircraft
	Operating Aircraft
Type	Owned Aircraft	Leased Aircraft	Total Aircraft	Maximum Passenger Capacity	Average Age (years)(1)
Heavy Helicopters:
S92	38	29	67	19	14
AW189	17	4	21	16	7
S61	2	1	3	19	52
	57	34	91
Medium Helicopters:
AW139	49	4	53	12	13
S76 D/C++	15	—	15	12	12
AS365	1	—	1	12	34
	65	4	69
Light—Twin Engine Helicopters:
AW109	4	—	4	7	16
EC135	9	1	10	6	14
	13	1	14
Light—Single Engine Helicopters:
AS350	15	—	15	4	25
AW119	13	—	13	7	17
	28	—	28

Total Helicopters	163	39	202		15
Fixed Wing	8	5	13
Unmanned Aerial Systems (“UAS”)	4	—	4
Total Fleet	175	44	219
______________________
(1)Reflects the average age of helicopters that are owned by the Company.
The chart below presents the number of aircraft in our fleet and their distribution among the regions in which we operate, the number of helicopters we had on order and the percentage of operating revenues each of our regions provided as of September 30, 2023:

	Percentage of Current Quarter Operating Revenue	Helicopters				Fixed Wing	UAS
		Heavy	Medium	Light Twin	Light Single			Total
Europe	55%	63	7	—	3	—	4	77
Americas	29%	24	50	11	25	—	—	110
Africa	9%	4	10	3	—	2	—	19
Asia Pacific	7%	—	2	—	—	11	—	13
Total	100%	91	69	14	28	13	4	219
Aircraft not currently in fleet:
On order		2	—	5	—	—	—	7
Under construction		—	6	5	—	—	—	11

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
The following table presents our operating results and other statement of operations information for the Current Quarter and the Preceding Quarter (in thousands, except percentages):

	Three Months Ended		Favorable (Unfavorable)
	September 30, 2023	June 30, 2023
Revenues:
Operating revenues	$330,252	$311,522	$18,730	6.0%
Reimbursable revenues	7,838	7,861	(23)	(0.3)%
Total revenues	338,090	319,383	18,707	5.9%

Costs and expenses:
Operating expenses
Personnel	82,879	78,156	(4,723)	(6.0)%
Repairs and maintenance	64,050	64,890	840	1.3%
Insurance	4,693	9,093	4,400	48.4%
Fuel	22,510	20,961	(1,549)	(7.4)%
Leased-in equipment	24,136	24,424	288	1.2%
Other	42,414	43,135	721	1.7%
Total operating expenses	240,682	240,659	(23)	—%
Reimbursable expenses	7,836	7,680	(156)	(2.0)%
General and administrative expenses	46,256	44,616	(1,640)	(3.7)%
Merger and integration costs	738	677	(61)	(9.0)%
Depreciation and amortization expense	17,862	18,292	430	2.4%
Total costs and expenses	313,374	311,924	(1,450)	(0.5)%

Gains (losses) on disposal of assets	1,179	(3,164)	4,343	nm
Earnings from unconsolidated affiliates	3,722	1,279	2,443	nm
Operating income	29,617	5,574	24,043	nm

Interest income	2,532	1,527	1,005	65.8%
Interest expense, net	(10,008)	(9,871)	(137)	(1.4)%
Reorganization items, net	(3)	(39)	36	92.3%
Other, net	4,844	(13,037)	17,881	nm
Total other income (expense), net	(2,635)	(21,420)	18,785	87.7%
Income (loss) before income taxes	26,982	(15,846)	42,828	nm
Income tax benefit (expense)	(22,637)	14,209	(36,846)	nm
Net income (loss)	4,345	(1,637)	5,982	nm
Net income attributable to noncontrolling interests	(28)	—	(28)	nm
Net income (loss) attributable to Bristow Group Inc.	$4,317	$(1,637)	$5,954	nm

Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the applicable periods (in thousands):

	Three Months Ended		Favorable (Unfavorable)
	September 30, 2023	June 30, 2023
Offshore energy services:
Europe	$94,346	$87,331	$7,015	8.0%
Americas	91,099	80,884	10,215	12.6%
Africa	27,545	26,979	566	2.1%
Total offshore energy services	$212,990	$195,194	$17,796	9.1%
Government services	85,549	87,320	(1,771)	(2.0)%
Fixed wing services	29,168	26,448	2,720	10.3%
Other services	2,545	2,560	(15)	(0.6)%
	$330,252	$311,522	$18,730	6.0%
Current Quarter compared to Preceding Quarter
Operating revenues. Operating revenues were $18.7 million higher in the quarter ended September 30, 2023 (the “Current Quarter”) compared to the quarter ended June 30, 2023 (the “Preceding Quarter”).
Operating revenues from offshore energy services were $17.8 million higher in the Current Quarter.
Operating revenues from offshore energy services in the Americas region were $10.2 million higher in the Current Quarter primarily due to higher utilization in each geographic region and higher lease payments of $2.4 million received from Cougar Helicopters Inc. (“Cougar”), which are recognized on a cash basis.
Operating revenues from offshore energy services in the Europe region were $7.0 million higher in the Current Quarter. Revenues in the UK were $4.6 million higher primarily due to higher utilization. Revenues in Norway were $2.4 million higher primarily due to higher utilization and the strengthening of the Norwegian krone (“NOK”) relative to the U.S. dollar.
Operating revenues from offshore energy services in the Africa region were $0.6 million higher in the Current Quarter primarily due to increased rates and higher utilization..
Operating revenues from government services were $1.8 million lower in the Current Quarter primarily due to a change in the monthly standing charge (“MSC”) rates following the commencement of the standard contract with the Dutch Caribbean Coast Guard (“DCCG”), partially offset by higher revenues in UK SAR due to higher utilization and the strengthening of the British Pound Sterling (“GBP”) relative to the U.S. dollar.
Operating revenues from fixed wing services were $2.7 million higher in the Current Quarter primarily due to higher utilization.
Operating expenses. Operating expenses were consistent with the Preceding Quarter. Personnel costs were $4.7 million higher primarily due to seasonal personnel cost variations in Norway, namely a credit recognized in the Preceding Quarter. Fuel costs were $1.5 million higher primarily due to increased flight hours and higher fuel prices. These increases were partially offset by lower insurance costs of $4.4 million due to a noncash, nonrecurring write-off related to amounts from legacy insurance policies recognized in the Preceding Quarter. Repairs and maintenance costs were $0.8 million lower primarily due to the timing of repairs and lower inventory write-offs, partially offset by higher power-by-the-hour (“PBH”) expense related to increased activity. Other operating costs were $0.7 million lower primarily due to lower training and travel costs of $2.4 million, partially offset by higher costs associated with the commencement of new contracts of $1.1 million and higher freight costs of $0.6 million. Leased-in equipment costs were $0.3 million lower in the Current Quarter.
General and administrative expenses. General and administrative expenses were $1.6 million higher primarily due to higher professional services fees.

Gains (losses) on disposal of assets. During the Current Quarter, the Company sold or otherwise disposed of two helicopters and other assets, resulting in a net gain of $1.2 million. During the Preceding Quarter, the Company sold or otherwise disposed of three helicopters and other assets, resulting in a net loss of $3.2 million.
Earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates were $2.4 million higher in the Current Quarter primarily due to higher earnings at Cougar.
Other, net. Other income, net of $4.8 million in the Current Quarter primarily resulted from foreign exchange gains of $4.5 million. Other expense, net of $13.0 million in the Preceding Quarter resulted from foreign exchange losses of $13.0 million, of which $7.6 million was due to the significant devaluation in the Nigerian Naira (“NGN”).

	Three Months Ended		Favorable (Unfavorable)
	September 30, 2023	June 30, 2023
Foreign exchange gains (losses)	$4,541	$(13,021)	$17,562
Pension-related income (costs)	147	(345)	492
Other	156	329	(173)
Other, net	$4,844	$(13,037)	$17,881
Income tax benefit (expense). Income tax expense was $22.6 million in the Current Quarter compared to an income tax benefit of $14.2 million in the Preceding Quarter primarily due to the earnings mix of the Company’s global operations and changes to deferred tax valuation allowances and assets.

Current Year Nine Months Ended compared to Prior Year Nine Months Ended
The following table presents our operating results and other statement of operations information for the nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2023	2022
Revenues:
Operating revenues	$934,705	$869,121	$65,584	7.5%
Reimbursable revenues	24,790	27,285	(2,495)	(9.1)%
Total revenues	959,495	896,406	63,089	7.0%

Costs and expenses:
Operating expenses
Personnel	239,225	218,908	(20,317)	(9.3)%
Repairs and maintenance	187,550	194,636	7,086	3.6%
Insurance	18,702	14,124	(4,578)	(32.4)%
Fuel	66,021	80,250	14,229	17.7%
Leased-in equipment	72,615	71,703	(912)	(1.3)%
Other	123,952	94,014	(29,938)	(31.8)%
Total operating expenses	708,065	673,635	(34,430)	(5.1)%
Reimbursable expenses	24,507	26,654	2,147	8.1%
General and administrative expenses	137,602	122,949	(14,653)	(11.9)%
Merger and integration costs	1,854	1,483	(371)	(25.0)%
Restructuring costs	—	2,113	2,113	nm
Depreciation and amortization expense	53,599	49,506	(4,093)	(8.3)%
Total costs and expenses	925,627	876,340	(49,287)	(5.6)%

Loss on impairment	—	(5,187)	5,187	nm
Gains on disposal of assets	1,271	1,226	45	3.7%
Earnings from unconsolidated affiliates	6,038	420	5,618	nm
Operating income	41,177	16,525	24,652	nm

Interest income	5,188	718	4,470	nm
Interest expense, net	(30,143)	(30,491)	348	1.1%
Reorganization items, net	(86)	(121)	35	28.9%
Other, net	(11,619)	41,116	(52,735)	nm
Total other income (expense), net	(36,660)	11,222	(47,882)	nm
Income before income taxes	4,517	27,747	(23,230)	(83.7)%
Income tax expense	(3,334)	(11,607)	8,273	71.3%
Net income	1,183	16,140	(14,957)	(92.7)%
Net loss (income) attributable to noncontrolling interests	(25)	52	(77)	nm
Net income attributable to Bristow Group Inc.	$1,158	$16,192	$(15,034)	(92.8)%

Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the applicable periods (in thousands):

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2023	2022
Offshore energy services:
Europe	$266,968	$267,154	$(186)	(0.1)%
Americas	242,965	258,929	(15,964)	(6.2)%
Africa	79,880	55,393	24,487	44.2%
Total offshore energy services	589,813	581,476	8,337	1.4%
Government services	255,203	206,254	48,949	23.7%
Fixed wing services	81,535	71,693	9,842	13.7%
Other services	8,154	9,698	(1,544)	(15.9)%
	$934,705	$869,121	$65,584	7.5%
Operating revenues. Operating revenues were $65.6 million higher in the nine months ended September 30, 2023 (the "Current Period”) compared to the nine months ended September 30, 2022 (the "Prior Year Period").
Operating revenues from offshore energy services were $8.3 million higher in the Current Period.
Operating revenues from offshore energy services in the Africa region were $24.5 million higher primarily due to higher utilization and increased rates.
Operating revenues from offshore energy services in the Americas region were $16.0 million lower in the Current Period primarily due to the end of a contract in Guyana.
Operating revenues from offshore energy services in the Europe region were $0.2 million lower in the Current Period. Revenues in Norway were $9.4 million lower primarily due to the weakening of the NOK relative to the U.S. dollar. Revenues in the UK were $9.2 million higher primarily due to higher utilization and increased rates, partially offset by the weakening of the GBP relative to the U.S. dollar.
Operating revenues from government services were $48.9 million higher in the Current Period primarily due to the commencement of new contracts in the Falkland Islands, DCCG and Netherlands SAR (“NLSAR”).
Operating revenues from fixed wing services were $9.8 million higher in the Current Period primarily due to higher utilization.
Operating revenues from other services were $1.5 million lower in the Current Period primarily due to lower dry-lease revenues and part sales.
Operating expenses. Operating expenses were $34.4 million higher in the Current Period. Other operating costs were $29.9 million higher in the Current Period primarily due to higher subcontractor and other costs related to new contracts of $17.7 million, higher training and travel costs of $6.4 million, lower gains from foreign currency hedging contracts of $3.6 million and higher freight costs of $2.2 million. Personnel costs were $20.3 million higher primarily due to an increase in headcount, partially offset by favorable foreign exchange rate impacts in the Europe region. Insurance costs were $4.6 million higher primarily due to a non-cash, nonrecurring write-off related to amounts from legacy insurance policies recognized in the Current Period. Leased-in equipment costs were $0.9 million higher than the Prior Year Period. These increases were partially offset by lower fuel costs of $14.2 million primarily due to decreased flight hours and lower global fuel prices. Repairs and maintenance costs were $7.1 million lower due to lower inventory write-offs and the timing of repairs, primarily related to the buy-in agreements entered in the Prior Year Period, partially offset by higher PBH expense related to the impacts of new government services contracts.
General and administrative expenses. General and administrative expenses were $14.7 million higher primarily due to higher compensation and severance costs and expenses related to new government contracts.

Restructuring costs. During the Prior Year Period, restructuring costs were $2.1 million primarily due to severance costs in the Africa region.
Depreciation and amortization expense. Depreciation and amortization expenses were $4.1 million higher in the Current Period primarily due to the addition of assets related to new government services contracts.
Loss on impairment. During the Prior Year Period, the Company recognized a loss on impairment of $5.2 million related to a PBH intangible asset write-off.
Gains on disposal of assets. During the Current Period, the Company sold or otherwise disposed of eight aircraft and other assets, resulting in a net gain of $1.3 million. During the Prior Year Period, the Company sold or otherwise disposed of eight aircraft and other assets, resulting in a net gain of $1.2 million.
Earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates were $5.6 million higher in the Current Period primarily due to higher earnings at Cougar.
Interest income. During the Current Period, the Company recognized interest income of $5.2 million compared to $0.7 million in the Prior Year Period due to higher investment balances and higher interest rates.
Other, net. Other expense, net of $11.6 million in the Current Period primarily resulted from foreign exchange losses. Other income of $41.1 million in the Prior Year Period resulted from foreign exchange gains of $30.1 million, government grants to fixed wing services of $6.2 million, a gain on the sale of inventory of $1.9 million, insurance gains of $0.7 million and a favorable interest adjustment to the Company’s pension liability of $1.9 million.

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2023	2022
Foreign exchange gains (losses)	$(12,583)	$30,133	$(42,716)
Pension-related income	663	1,851	(1,188)
Other	301	9,132	(8,831)
Other, net	$(11,619)	$41,116	$(52,735)
Income tax expense. Income tax expense was $3.3 million in the Current Period compared to an income tax expense of $11.6 million in the Prior Year Period primarily due to the earnings mix of the Company’s global operations and changes to deferred tax valuation allowances and assets.

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
Summary of Cash Flows

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$41,536	$10,757
Investing activities	(28,043)	(21,818)
Financing activities	25,346	(21,414)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7,214	(43,684)
Net increase (decrease) in cash, cash equivalents and restricted cash	$46,053	$(76,159)
Operating Activities
Cash flows provided by operating activities were $41.5 million in the Current Period compared to $10.8 million in the Prior Year Period. Operating income before depreciation, impairment charges, equity earnings from unconsolidated affiliates and gains on asset dispositions, net was $19.5 million higher in the Current Period primarily due to an increase in revenues partially offset by higher operating and general and administrative costs.
Working capital changes of $3.5 million in the Current Period were primarily due to increases in inventories and accounts receivables. Working capital changes of $82.9 million in the Prior Year Period were primarily due to increased receivables and prepaid expenses.
Investing Activities
During the Current Period, net cash used in investing activities was $28.0 million primarily consisting of:
•Capital expenditures of $62.1 million primarily related to payments for aircraft, purchases of equipment and leasehold improvements, partially offset by
•Proceeds of $34.1 million primarily from the sale or disposal of aircraft and other assets.
During the Prior Year Period, net cash used in investing activities was $21.8 million primarily as follows:
•Capital expenditures of $25.9 million primarily related to deposit payments for aircraft, purchases of equipment and leasehold improvements,
•Cash paid for the acquisition of BIH, net of cash received, of $12.6 million, partially offset by
•Proceeds of $16.7 million primarily from the sale or disposal of aircraft and other assets.
Financing Activities
During the Current Period, net cash provided by financing activities was $25.3 million primarily consisting of:
•Proceeds from borrowing of $169.5 million, partially offset by
•Net repayments of debt of $138.7 million primarily related to the Lombard debt principal,
•Payments on debt issuance costs of $2.7 million, and
•Stock repurchases of $2.7 million.

During the Prior Year Period, net cash used in financing activities was $21.4 million primarily consisting of:
•Stock repurchases of $11.9 million,
•Net repayments of debt of $8.8 million related to the Lombard debt principal, and
•Payments on debt issuance costs of $0.7 million.
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
Entry into Long-term Equipment Financing
In January 2023, we entered into two thirteen-year secured equipment financings with NatWest for aggregate proceeds of $169.5 million. The net proceeds from the financings were used to refinance the indebtedness of the Lombard Debt and will be used to provide additional financing to support our obligations under our SAR contracts in the UK. The credit facilities have approximately thirteen-year terms with repayment due in quarterly installments which commenced on March 31, 2023. The credit facilities bear interest at a rate equal to the SONIA plus 2.75% per annum. Bristow's obligations under the NatWest Debt are secured by ten SAR helicopters.
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
As of September 30, 2023, approximately 48% of our total cash balance was held outside the U.S. and is generally used to meet the liquidity needs of our non-U.S. operations. Most of our cash held outside the U.S. could be repatriated to the U.S., and any such repatriation could be subject to additional taxes. If cash held by non-U.S. operations is required for funding operations in the U.S., we may make a provision for additional taxes in connection with repatriating this cash, which is not expected to have a significant impact on our results of operations.
We have no near-term debt maturities and believe that our cash flows from operations and other sources of liquidity will continue to be sufficient in fulfilling our capital requirements and other obligations. Our long-term liquidity is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, debt service, capital expenditures and a reasonable return on investment. As of September 30, 2023, we had $207.5 million of unrestricted cash and $66.8 million of remaining availability under our ABL Facility for total liquidity of $274.4 million.
Our total principal debt balance as of September 30, 2023 was $544.0 million primarily comprised of the 6.875% Senior Notes due in March 2028 and the two tranches of the NatWest Debt maturing in March 2036.
We plan to use a combination of cash on hand, operating cash flows, new debt financing and aircraft leasing to fund our projected future capital expenditures of approximately $320-$345 million, which includes our aircraft purchase commitments, infrastructure and other growth expenditure plans in support of new long term contracts such as the Second-Generation UK Search and Rescue (“UKSAR2G”) and IRCG.
Contractual Obligations and Commercial Commitments
We have various contractual obligations that are recorded as liabilities on our consolidated balance sheet. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities on our consolidated balance sheets.

As of September 30, 2023, we had unfunded capital commitments of $201.3 million, consisting primarily of agreements to purchase two AW189 heavy helicopters, six AW139 medium helicopters, five AW169 light twin helicopters and five H135 light twin helicopters. The AW189 helicopters and AW139 helicopters are scheduled to be delivered in 2024, and the H135 helicopters are scheduled to be delivered between 2024 and 2025. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company has outstanding options to purchase up to ten additional AW189 helicopters and ten additional H135 helicopters. If these options are exercised, the AW189 helicopters would be scheduled for delivery between 2024 and 2025, and the H135 helicopters would be scheduled for delivery between 2027 and 2028. The Company may, from time to time, purchase aircraft for which it has no orders.
As of September 30, 2023, $64.2 million of our unfunded capital commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability other than aggregate liquidated damages of approximately $1.1 million. If we do not exercise our rights to cancel these capital commitments, we expect to finance the remaining acquisition costs for these helicopters through a combination of cash on hand, cash provided by operating activities, asset sales and financing options.
Lease Obligations
From time to time we may, under favorable market conditions and when necessary, enter into opportunistic aircraft lease agreements in support of our global operations.
We have non-cancelable operating leases in connection with the lease of certain equipment, including leases for aircraft, and land and facilities used in our operations. The related lease agreements, which range from non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and also can include renewal options. As of September 30, 2023, aggregate future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year were as follows (in thousands):

	Aircraft	Other	Total

2023 (1)	$20,885	$3,499	$24,384
2024	75,349	11,034	86,383
2025	66,056	9,116	75,172
2026	53,006	7,306	60,312
2027	31,214	4,783	35,997
Thereafter	40,710	13,343	54,053
	$287,220	$49,081	$336,301
__________________
(1)Reflects the amounts for the remaining three months of the year ending December 31, 2023.
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

	September 30, 2023	December 31, 2022
Current assets	$1,043,837	$700,931
Non-current assets	2,084,457	2,055,765
Current liabilities	720,984	283,904
Non-current liabilities	622,120	787,024

	Three Months Ended September 30, 2023
Total revenues	$110,105
Operating income	11,663
Net income	22,129
Net income attributable to Bristow Group Inc.	22,105
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
Item 4.    Controls and Procedures.
With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated, with reasonable assurance, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.
During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Equity Securities
The following table presents information regarding our repurchases of shares of our Common Stock on a monthly basis during the three months ended September 30, 2023:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Stock that May Yet be Purchased Under the Plans or Programs
July 1, 2023 - July 31, 2023	151	$28.58	—	$40,000,000
August 1, 2023 - August 31, 2023	12,230	28.61	—	40,000,000
September 1, 2023 - September 30, 2023	—	—	—	40,000,000
___________________________
(1)Reflects 12,381 shares purchased in connection with the surrender of stock by employees to satisfy certain tax withholding obligations. These repurchases are not a part of our publicly announced program and do not affect our Board-approved stock repurchase program.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the three and nine months ended September 30, 2023, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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
DATE: November 1, 2023