Form 10-K
period 2023-12-31
Bristow Group Inc.
filed 2024-03-06
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-K
________________________________________
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	001-35701
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware		72-1455213
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

3151 Briarpark Drive, Suite 700
Houston,	Texas	77042
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s telephone number, including area code:
(713) 267-7600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	VTOL	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
The aggregate market value of the voting stock of the registrant held by non-affiliates (in thousands) as of June 30, 2023 was $690,629. The total number of shares of common stock (in thousands), par value $0.01 per share, outstanding as of March 1, 2024 was 28,317. The Registrant has no other class of common stock outstanding.

BRISTOW GROUP INC. AND SUBSIDIARIES
FORM 10-K

	PART IV

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
•our inability to execute our business strategy for diversification efforts related to government services and advanced air mobility;
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
• the possibility of significant changes in foreign exchange rates and controls;
•potential effects of increased competition and the introduction of alternative modes of transportation and solutions;
•the possibility that we may be unable to re-deploy our aircraft to regions with greater demand;
•the possibility of changes in tax and other laws and regulations and policies, including, without limitation, actions of the governments that impact oil and gas operations or favor renewable energy projects;
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
The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. All forward-looking statements in this Annual Report on Form 10-K are qualified by these cautionary statements and are only made as of the date of this Annual Report. The forward-looking statements in this Annual Report on Form 10-K should be evaluated together with the many uncertainties that affect our businesses, particularly those discussed in greater detail in Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
We disclaim any obligation or undertaking, other than as required by law, to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS
Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us” and the “Company” refer to Bristow Group Inc. and its consolidated subsidiaries. Bristow Group Inc. was incorporated in 1999 in Delaware. References herein to “Old Bristow” refer to the entity formerly known as Bristow Group Inc. and now known as Bristow Holdings U.S. Inc., together with its subsidiaries prior to the consummation of the merger between Era Group Inc. and Bristow Group Inc. on June 11, 2020 (the “Merger”). References herein to “Era” refer to the entity formerly known as Era Group Inc. and which was renamed to Bristow Group Inc. in connection with the consummation of the Merger. Our common stock, par value $0.01 per share (the “Common Stock”), is traded on the New York Stock Exchange (“NYSE”) under the symbol “VTOL”. Bristow Group’s principal executive office is located at 3151 Briarpark Drive, Suite 700, Houston, Texas 77042, and our telephone number is (713) 267-7600. Our website address is www.bristowgroup.com. The reference to our website is not intended to incorporate the information on the website into this Annual Report on Form 10-K.
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
Our core business of providing aviation services to leading global energy companies and government entities provides us with geographic and customer diversity that helps mitigate risks associated with a single market or customer. We currently have customers in Australia, Brazil, Canada, Chile, the Dutch Caribbean, the Falkland Islands, India, Ireland, the Kingdom of Saudi Arabia, Mexico, the Netherlands, Nigeria, Norway, Spain, Suriname, Trinidad, the United Kingdom (“UK”) and the United States (“U.S.”).
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
Change in Fiscal Year End
In August 2022, our Board of Directors (the “Board”) approved a change in the fiscal year end of the Company from March 31st to December 31st. As a result of this change, we filed a Transition Report on Form 10-KT for the nine-month transition period ended December 31, 2022. References herein to “Transition Period” refer to the transition period from April 1, 2022 to December 31, 2022. The change in fiscal year end was applied on a prospective basis and the audited consolidated financial statements and accompanying notes do not adjust operating results for prior periods. However, for comparative purposes, select unaudited financial data is shown for the twelve months ended December 31, 2022 in Part I and Part II of this Annual Report on Form 10-K.
Segment, Markets and Seasonality
Aviation services, the single segment in which we conduct our business, is deployed from four regions: Europe, Americas, Africa and Asia Pacific. The current principal markets for our aviation services are in Australia, Brazil, the Dutch Caribbean, the Falkland Islands, the Netherlands, Nigeria, Norway, Suriname, Trinidad, the UK and the U.S. Gulf of Mexico. In addition, we currently have customers in Canada, Chile, India, Mexico and Spain.
Global demand for helicopters in support of offshore energy services is affected by offshore exploration and production. The activity levels are affected by prevailing and anticipated oil and gas prices and extended periods of price volatility, all of which influence capital spending decisions by our customers. Accordingly, our results of operations are, to a large extent, tied to the level of offshore exploration, development and production activity by energy companies. Historically, the prices for oil and gas and, consequently, the level of activity in the offshore energy industry, have been volatile and subject to a variety of factors beyond our control, including but not limited to customer assessments of offshore drilling prospects compared with land-based opportunities, including oil sands and shale formations; customer assessments of cost, geological opportunity and political stability in host countries; worldwide supply of and demand for oil and natural gas; the price and availability of alternative fuels; the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing; the level of production of non-OPEC countries; foreign currency exchange rates; and various U.S. and international government policies regarding exploration and development of oil and gas reserves.
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
Global demand for helicopters in support of government services, such as SAR, is subject to a nation’s willingness to outsource such services and capital spending decisions. The duration of these contracts are generally longer than those of offshore energy contracts, and these contracts offer stable, long-term cash flows with high credit quality customers at attractive margins.
For the twelve months ended December 31, 2023, approximately 64% of our total operating revenues were derived from offshore energy services, including emergency response services, provided to customers primarily engaged in offshore exploration, development and production activities. For the twelve months ended December 31, 2023, approximately 27% of our total operating revenues were derived from government services, and approximately 9% were derived from fixed wing and other services.
Europe
We are one of the largest providers of aviation services in the North Sea, where there are harsh weather conditions and geographically concentrated offshore facilities. Our North Sea operations are subject to seasonality as drilling activity is lower during the winter months due to harsh weather conditions and shorter days. Our customers in this region are primarily international, independent and major integrated energy companies.
UK. We provide offshore aviation services to a number of energy companies operating in the UK region of the North Sea and public sector emergency response services through the UK SAR contract (“UKSAR”) with the Department of Transport (“DfT”). The UKSAR contract services the SAR needs for all of the UK on behalf of the Maritime and Coastguard Agency (the “MCA”), and together with the DfT, (the “Department”), an executive agency of the Department for Transport in the UK. In July 2022, we were awarded a £1.6 billion, 10-year contract for the Second-Generation Search and Rescue Aviation ("UKSAR2G", and together with UKSAR, the “UK SAR Contract”) program by the MCA and will transition to the new contract beginning September 30, 2024 through December 31, 2026.
Additionally, we provide SAR and support helicopter services for the UK Ministry of Defence (“MOD”) with operations in the Falkland Islands and delivering Fleet Operational Sea Training (“FOST”) helicopter support for the Royal Navy in the UK. We also own a controlling stake in the Humberside Airport in Kirmington, United Kingdom (the “Humberside Airport”) where we conduct certain of our SAR operations.
Norway. We provide offshore aviation services to a number of energy companies operating in the Norwegian Continental Shelf, encompassing the Norwegian North Sea and Barents Sea. Our primary operations in Norway include personnel transportation and SAR services.
Netherlands. We provide SAR helicopter services for the Netherlands Defense Materiel Organization (“DMO”). Beyond responding to emergencies, the SAR teams tasked by the Joint Rescue Coordination Centre in Den Helder also support the Netherlands Coastguard with other duties, such as the aftermath of disasters, incidents, and transporting the Maritime Incident Response Group.

Ireland. In August 2023, we were awarded a 10-year, ~€670 million contract with the Irish Department of Transport to provide SAR services to the Irish Coast Guard (“IRCG”) from four dedicated bases in Sligo, Shannon, Waterford, and Dublin Weston. The contract will provide day and night-time operations, delivering nationwide all-weather 24-hour coverage, 365 days a year. The contract is set to commence in October 2024.
Americas
We are one of the largest providers of vertical flight services in North America and in a number of South American countries. Our operations in the U.S. are subject to seasonality where fewer hours of daylight in the winter months may result in fewer flight hours.
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
Brazil. Brazil has one of the largest deepwater offshore exploration, development and production areas in the world. We currently operate from a network of bases strategically located in Brazil providing aviation services to offshore platforms. In June 2023, we expanded our operations in Brazil by adding two new bases to meet customer needs.
The Dutch Caribbean. We provide SAR services on behalf of the Dutch Caribbean Coast Guard in the Dutch Antilles.
Trinidad. We provide offshore aviation services in Trinidad.
Latin America, Other. In addition to our operations in Brazil, we operate helicopters in Suriname and also lease helicopters and provide technical support to air operators in Chile and Mexico.
Canada. We own a 25% voting interest and a 40% economic interest in Cougar Helicopters Inc. (“Cougar”), an offshore helicopter services provider in Canada. Cougar’s operations are primarily focused on serving the offshore energy industry off Canada’s Atlantic coast and in the Arctic.
Africa
Nigeria. We provide aviation services to the offshore energy industry in Nigeria where the market place for our services is predominantly concentrated in the oil rich shallow waters of the Niger Delta area and in support of deepwater exploration and production. We also provide fixed wing services in the Africa region offering end-to-end transportation services principally for energy industry customers. Operations in Nigeria are subject to seasonality as the Harmattan, a dry and dusty trade wind, blows between the end of December and the middle of February. At times when the heavy amount of dust in the air severely limits visibility, our aircraft are unable to operate.
Egypt. We own a 25% interest in Petroleum Air Services (“PAS”), an Egyptian corporation that provides helicopter and fixed wing transportation to the offshore energy industry as well as fixed wing capacity chartered to tourism operators in Egypt.
Asia Pacific
Australia. We own a regional fixed wing operator (“Airnorth”), based in Darwin, North Territory, Australia, focused on providing both charter and scheduled services targeting the energy and mining industries in Northern and Western Australia as well as international services to Dili, Timor-Leste. In general, our operations in Australia experience fewer passengers during the wet season from December through March.
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
The following table identifies the types of aircraft that comprise our fleet and the number of those aircraft in our fleet as of December 31, 2023.

	Number of Aircraft
Type	Owned Aircraft	Leased Aircraft	Total Aircraft	Maximum Passenger Capacity	Average Age (years)(1)
Heavy Helicopters:
S92	38	30	68	19	14
AW189	17	4	21	16	8
S61	2	1	3	19	52
	57	35	92
Medium Helicopters:
AW139	49	4	53	12	13
S76 D/C++	15	—	15	12	12
AS365	1	—	1	12	34
	65	4	69
Light—Twin Engine Helicopters:
AW109	4	—	4	7	17
EC135	9	1	10	6	14
	13	1	14
Light—Single Engine Helicopters:
AS350	15	—	15	4	25
AW119	13	—	13	7	17
	28	—	28

Total Helicopters	163	40	203		15
Fixed Wing	8	5	13
Unmanned Aerial Systems (“UAS”)	4	—	4
Total Fleet	175	45	220
______________________
(1)Reflects the average age of helicopters that are owned by the Company.

The chart below presents the number of aircraft in our fleet as of December 31, 2023, and their distribution among the regions in which we operate, the number of helicopters we had on order and the percentage of operating revenues for each of our regions provided for the twelve months ended December 31, 2023.

	Percentage of Operating Revenues	Helicopters				Fixed Wing	UAS
		Heavy	Medium	Light Twin	Light Single			Total
Europe	55%	64	7	—	3	—	4	78
Americas	29%	24	50	11	25	—	—	110
Africa	10%	4	10	3	—	2	—	19
Asia Pacific	6%	—	2	—	—	11	—	13
Total	100%	92	69	14	28	13	4	220
Aircraft not currently in fleet:
On order		1	—	5	—	—	—	6
Under construction		5	6	5	—	—	—	16
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
Currently, we have aircraft in 17 different countries under 11 AOCs.
Customers and Contractual Arrangements
Our principal customers in the markets in which we operate are offshore energy companies and government agencies. During the twelve months ended December 31, 2023, our top ten customers accounted for approximately 59% of operating revenues, and the combined revenues from the three largest customers accounted for 33% of our operating revenues.
We contract the majority of our helicopters primarily through master service agreements, subscription agreements, day-to-day contract arrangements, fixed-term noncancellable contracts and dry-leases. Master service agreements and subscription agreements typically require a fixed monthly fee plus incremental payments based on flight hours flown. Customarily, these contracts do not commit our customers to acquire specific amounts of services or minimum flight hours and permit our customers to decrease the number of helicopters under contract with a corresponding decrease in the fixed monthly payments with or without penalty. These agreements have fixed terms ranging from one month to ten years and generally may, depending on the contract, be cancelled with or without penalty upon 30-365 days’ notice and may also include escalation provisions allowing annual rate increases. Typically, the contracts that include penalty payments for terminations are meant to recover costs incurred in connection with providing services, up to the point of cancellation, that would have otherwise been recovered through future performance. Day-to-day charter arrangements require either a rate for each hour flown with a minimum number of hours to be charged or a daily fixed fee plus an hourly rate based on hours flown.

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
Competitive Conditions
The aviation services industry is highly competitive globally. Customers seek operators with established safety records and a demonstrated level of capability and competency. In most instances, customers charter aircraft on the basis of competitive bidding, and typically an operator must have an acceptable safety record, demonstrated reliability and suitable equipment to respond to a request for proposal. Upon bidders meeting these criteria, customers typically make their decision based on safety performance, operational experience, helicopter performance and type, the quality and location of operating bases, customer service, and price. Incumbent operators typically have a competitive advantage in the bidding process based on their relationship with the customer, knowledge of the scope of work and existing facilities to support the operations. In addition, while not the predominant practice, some customers have established their own flight departments to fulfill their needs, or they may facilitate the entry of a new operator in a region where we operate.
Globally, our primary competitors are CHC Group LLC, NHV Group, Omni Helicopters International, S.A. and PHI, Inc. (“PHI”). We may also face competition from a number of smaller operators which vary by region.
Environmental, Social and Governance
Bristow’s vision is to lead the world in innovative and sustainable vertical flight solutions, and we are committed to leading responsibly. Along with our commitment to safe and reliable operations, we have a sustainability program that focuses on environmental responsibility through daily practices as further described in the following sections. Our Environmental, Social, and Governance Committee of the Board of Directors (the “ESG Committee”) oversees our sustainability initiatives, which include, but are not limited to, developing a robust climate change risk management strategy aligned with the recommendations made by the Task Force on Climate Related Financial Disclosures (“TCFD”), increasing transparency for our stakeholders, and ensuring our social responsibility program continues to provide value for our employees and the community.
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
Environmental Initiatives — Bristow was one of the first vertical lift operators in the UK to obtain International Organization for Standards (“ISO”) 14001 certification, which certifies that our UK operations have an environmental management system in place that monitors, manages, and delivers continuous improvement to systems and procedures at our bases of operations. Our Brazil operations also passed an ISO 14001 audit continuing their certification that was initially obtained in 2018. In 2022, our corporate office obtained an ISO 14001 certification. We also have undertaken proactive measures to reduce aircraft emissions and reduce the environmental impact of our operations by monitoring operational practices to reduce our time running the aircraft on the ground, utilizing a fleet of efficient and regularly maintained aircraft supported by current technologies, such as flight planning software for payload management, and by partnering with our customers to maximize seat utilization, thus reducing the number of flights required. We are actively developing a forward-looking strategy to improve the efficiency of our fleet and help make sure it is aligned with customer contract terms. On the ground, we initiated the process of replacing inefficient, older support vehicles with electric vehicles (EVs) where available. Additionally, we encourage and assist our engine manufacturers, aircraft manufacturers, our customers and other stakeholders to be early and leading adopters of sustainable aviation fuels (“SAF”) as we encourage wider availability of these alternative fuels by our fuel suppliers. We have successfully flown limited sets of SAF-powered flights for our energy and SAR businesses in the North Sea. In addition, we have deepened partnerships with multiple manufacturers to assist with the operationalization of electric vertical takeoff and landing and short takeoff and landing aircraft, collectively known as Advanced Air Mobility (“AAM”). AAM is an emerging aviation system which utilizes aircraft that are primarily powered by hybrid and/or electric propulsion systems and is expected to support the reduction of operational emissions.
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
Human Rights — Our Code of Business Integrity (“COBI”) and our Human Rights Policy, which support the general principles of the United Nations Universal Declaration of Human Rights highlight and govern our commitment to respecting human rights in the workplace and in the communities in which we operate. Together, COBI and the Human Rights Policy prohibit Bristow and our suppliers from engaging in discriminatory treatment and harassment, relying on forced or child labor, including human trafficking, and from limiting employees’ freedom of association. Bristow supports fair wages and maintaining a healthy and safe work environment. As a condition of doing business with Bristow, we require all suppliers of aircraft and aircraft parts to agree to comply with the Human Rights Policy and the principles included in COBI.
Safety, Industry Hazards and Insurance
The safety of our passengers and the maintenance of a safe working environment for our employees is our number one core value and highest operational priority. Aviation services are potentially hazardous and may result in incidents or accidents. Challenges to safe operations include unanticipated adverse weather conditions, fires, human factors, and mechanical failures that may result in death or injury to personnel, damage to equipment, and other environmental or property damage. We are also subject to regulation by Occupational Safety and Health Administration and comparable state agencies, whose purpose is to protect the health and safety of workers. Failure to comply with these agencies’ requirements can lead to the imposition of penalties.
Technology and Standards — Bristow’s fleet is configured with the latest safety equipment, including Traffic Collision Avoidance Systems (TCAS), Enhanced Ground Proximity Warning Systems (EGPWS) or Helicopter Terrain Awareness and Warning Systems (HTAWS), Automatic Dependent Surveillance- Broadcast (ADS-B), Helicopter Flight Data Monitoring Systems (HFDM), Health and Usage Monitoring Systems (HUMS), satellite communication and flight following systems, and forward facing tail cameras. Bristow maintains a globally aligned safety information system called BeSAFE across our Offshore Energy and Government Services businesses. The Corporate Environmental Management System (“EMS”) obtained ISO14001:2015 certification in 2022.
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
Culture — We have a strong safety culture committed to zero accidents and zero harm. Our safety culture and the implementation of our safety program “Target Zero” is modeled and owned by each employee and led by our President and Chief Executive Officer, who is responsible for setting the tone at the top. Under COBI, all employees are empowered, and actively encouraged by management, to challenge unsafe acts and conditions, including by exercising his or her “STOP WORK” authority, and participate in safety improvements by the Company. This culture is further exemplified by our status as a founding member of HeliOffshore, an organization dedicated to collaboration across the offshore helicopter industry to improve safety around the world.

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
Diversity and Inclusion — We are committed to attracting and retaining high-performing employees through a diverse talent base and evaluating and promoting throughout our organization based on skills and performance. This is reinforced through our policy under our COBI to provide equal opportunity for everyone in recruiting, hiring, developing, promoting and compensating without regard to race, color, religion, sex, sexual orientation, national origin, citizenship, age, marital status, veteran status or disability. Further, we have taken various steps to support our commitment to diversity including requiring all employees to undertake annual unconscious bias and inclusivity training and working to expand our diverse talent pool. Our workforce is represented by approximately 47 nationalities globally, approximately 22% of our U.S. employees are veterans and approximately 19% of our workforce are women, with 37% serving in management level roles and with half of our executive management team represented by women. In addition, our workforce includes racial and ethnic diversity across our global operations.
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
As of December 31, 2023, we employed 3,298 individuals, including 830 pilots and 843 mechanics. We consider our relations with our employees to be good.
As of December 31, 2023, approximately 60% of our employees were covered by union or other collective bargaining agreements. Negotiations over annual salary or other labor matters could result in higher personnel or other costs or increased operational restrictions or disruptions. Furthermore, a failure to reach an agreement on certain key issues could result in strikes, lockouts or other work stoppages.

The following table sets forth our main employee groups and status of the collective bargaining agreements:

Country	Employee Group	Representatives	Status of Agreement	Approximate Number of Employees Covered by Agreement as of December 31, 2023
Australia	Airnorth Pilots	Airnorth Pilots	Expired in June 2008	51
Brazil	Brazil Pilots	National Aeronaut Union (SNA)	Expired in November 2023	100
Brazil	Brazil Engineers and Employees in Rio de Janeiro (administrative and management)	Employee’s Union of the Air Service of Rio de Janeiro (SIMARJ)	Expired in November 2023	96
Brazil	Brazil Employees Air Service in Cabo Frio Airport (admin, general maintenance, ground support, management)	National Union of Air Service Employees (SNAV)	Expired in November 2023	95
Falklands	Falklands Pilots and Falklands Technical Crew	British Airline Pilots Association (BALPA)	Expired in March 2023	24
Nigeria	Nigeria Junior and Senior Staff	National Union of Air Transport Employee (NUATE)s; Air Transport Services Senior Staff Association of Nigeria (ATSSSAN)	Expires in March 2024	17
Nigeria	Nigeria Pilots and Engineers	Nigerian Association of Airline Pilots and Engineers	Expires in November 2024	73
Norway	Bristow Norway Engineers	Bristow Norge Teknisk Forening (BNTF)	Expired in September 2023	133
Norway	Bristow Norway Pilots	Bristow Norway Rygerforening (BNF)	Expires in September 2024	166
Norway	Bristow Norway Administration	Bristow Norway Teknisk Adminitrativ Forening (BNTAF)	Expired in September 2023	43
Norway	Bristow Norway Rescuemen	Bristow Norway Redningsmenn (BNR)	Expires September 2024	23
Norway	Bristow Norway Traffic Ops	Bristow Norway Operations (BNO)	Expires in March 2024	41
Trinidad	Trinidad Fitters and Handlers	Oilfield Workers’ Trade Union (OWTU)	Expires in May 2025	30
UK	UK Pilots, and Technical Crew	British Airline Pilots Association (BALPA)	Expired in March 2023	335
UK	UK Engineers and Staff	UNITE	Expires in March 2025	555
UK	Humberside Airport Staff	UNITE/Unison	Expires in May 2024	127

Government Regulation
Regulatory Matters
Globally, our operations are subject to significant regulations and international treaties and conventions. These regulations apply in jurisdictions where we operate our equipment or where the equipment is registered or operated. Our results of operations and financial condition are dependent upon our ability to maintain compliance with all such applicable laws, regulations, treaties and conventions. In at least one instance, a Bristow entity has applied for, and received, certain licenses and regulatory approvals in order to satisfy contractual obligations, even though the license or approval itself may not have been strictly required under the applicable regulation. Where these licenses or approvals have been awarded, the relevant Bristow entity endeavors to comply with their requirements.
United Kingdom
Our operations in the UK are subject to the Civil Aviation Act 1982 and other similar English statutes and regulations. We carry persons and property in our aircraft pursuant to an operating license and route license issued by the Civil Aviation Authority (the “CAA”). The holder of an operating license must meet the criteria of Regulation (EC) 1008/2008 of the European Parliament and of the Council of 24 September 2008 on common rules for the operation of air services in the United Kingdom (Recast) (Text with EEA relevance) (Retained EU Legislation) (the Regulation). These criteria include, inter alia, an air carrier’s financial fitness, the adequacy of its insurance, and the fitness of the persons who will manage the air carrier. To operate under our route license, the company through which we conduct operations in the UK, our subsidiary Bristow Helicopters Limited (“BHL”), must be majority owned and effectively controlled by UK nationals.
The CAA regulates our UK flight operations and exercises jurisdiction over personnel, aircraft, ground facilities and certain technical aspects of those operations. The CAA often imposes improved safety standards. Changes in UK statutes or regulations, administrative requirements or their interpretation may have a material adverse effect on our business financial condition or on our ability to continue operations in the UK, as would similar changes in other jurisdictions where operations are regulated within equivalent regulatory and contractual parameters, which is most of our operations.
We are subject to the UK Bribery Act, which creates criminal offenses for bribery and failing to prevent bribery. We must also abide by the Corporate Criminal Offense rules for failure to prevent the facilitation of tax evasion pursuant to the Criminal Finances Act 2017, which imposes criminal liability on a company where it has failed to prevent the criminal facilitation of tax evasion by a person associated with us.
We are obligated to comply with UK and Export Controls and Economic Sanctions regulations that may restrict the export of designated items to certain persons or destinations. A variety of penalties, both criminal and civil, may be imposed for breaches of these regulations.
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
Netherlands
Our Dutch subsidiary, Bristow Netherlands B.V., in which Bristow Group Inc. indirectly holds a minority shareholding, is subject to Dutch and EU legislation, including the Dutch Aviation Act (Luchtvaartwet) and Regulation (EC) 1008/2008. Our Dutch subsidiary operates pursuant to an operating license issued by the competent Dutch regulator, Inspectie Leefomgeving en Transport (ILT). Pursuant to this license, Bristow Netherlands B.V. must meet the requirements specified in Regulation (EC) 1008/2008, including that it be majority owned and controlled by EU nationals.

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
Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the FAA and the FAA has issued an operating certificate to the operator. As a general rule, aircraft may be registered under the Federal Aviation Act only if the aircraft are owned or controlled by one or more citizens of the U.S. An operating certificate may be granted only to a citizen of the U.S. For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. if no less than 75% of its voting interests are owned or controlled by U.S. citizens, its president is a U.S. citizen, two-thirds or more of the directors are U.S. citizens and it is under the actual control of U.S. citizens. If persons other than U.S. citizens should come to own or control more than 25% of our voting interest or if any of the other requirements are not met, we have been advised that our aircraft could be subject to deregistration under the Federal Aviation Act, and we might lose our ability to operate within the U.S. Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct certain operations within our Americas region operations. Therefore, our organizational documents provide for the automatic reduction of voting rights of shares of our outstanding voting capital stock owned or controlled by non-U.S. citizens, to the extent necessary to comply with these requirements. As of December 31, 2023, we believe that non-U.S. citizens owned less than 25% of our outstanding common stock. Given the limited trading of our common stock, our foreign ownership may fluctuate on each trading day, which may result in the reduction of voting rights of shares held by non-U.S. citizens in excess of the 25% threshold pursuant to our organizational documents.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Officers of Bristow Group serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of Bristow Group as of March 1, 2024 were as follows:

Name	Age	Position
Christopher Bradshaw	47	President and Chief Executive Officer
Alan Corbett	66	Chief Operating Officer, Government Services
Elizabeth Matthews	54	Senior Vice President, General Counsel, Head of Government Affairs, and Corporate Secretary
Stuart Stavley	51	Chief Operating Officer, Offshore Energy Services
David Stepanek	58	Executive Vice President, Chief Transformation Officer
Jennifer Whalen	50	Senior Vice President, Chief Financial Officer
Richard Tatum	46	Vice President, Chief Accounting Officer
Christopher Bradshaw has served as President and Chief Executive Officer of the Company, currently known as Bristow Group Inc. and previously known as Era Group Inc., since 2014. Mr. Bradshaw has been a Director of the Company since February 2015. He served as Chief Financial Officer of Era Group Inc. from October 2012 to September 2015. From 2009 until 2012, Mr. Bradshaw served as Managing Partner and Chief Financial Officer of U.S. Capital Advisors LLC, an independent financial advisory firm. Prior to co-founding U.S. Capital Advisors LLC, he was an energy investment banker at UBS Securities LLC, Morgan Stanley & Co., and PaineWebber Incorporated. Mr. Bradshaw serves on the board of directors of The National Ocean Industries Association (NOIA) and HeliOffshore. He graduated cum laude from Dartmouth College with a degree in Economics and Government.
Alan Corbett has served as our Chief Operating Officer, Government Services since February 2023. In this role, Mr. Corbett is responsible for overseeing all of the Company’s Government Services activity, including existing operations, new business, and emerging markets for areas such as the Company’s growing market share in the Search and Rescue sector, as well as Airnorth and Humberside airport. Previously, Mr. Corbett served as Senior Vice President for Europe, Africa, Middle East, Asia and Australia and Search and Rescue from June 2020 to February 2023. Mr. Corbett had served in a similar role at Old Bristow from June 2018 to June 2020. He previously served as Old Bristow’s Vice President, EAMEA from June 2017 to June 2018. Before that, he served as Old Bristow’s Region Director of the Europe Caspian Region from April 2015 to June 2017 and Region Director of the Europe Business Unit (EBU) from August 2014 to March 2015. Old Bristow filed for Chapter 11 bankruptcy protection in May 2019 in order to reorganize and emerged from bankruptcy in October 2019. Prior to joining Old Bristow in August 2014, Mr. Corbett worked since 1985 in a number of management positions with Baker Hughes Incorporated, including vice president positions in the Middle East, Asia Pacific and Africa, most recently serving as Vice President, Sub Sahara Africa.
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
David Stepanek has served as our Executive Vice President, Chief Transformation Officer since February 2023. In this role, Mr. Stepanek has responsibility for the transformation of the Company’s business mix through strategic diversification into new markets. Mr. Stepanek served as our Executive Vice President, Sales and Chief Transformation Officer from April 2021 to February 2023 and as our Executive Vice President, Chief Operating Officer from June 2020 until March 2021. He previously served as Senior Vice President, Business Development of Era when he joined Era in January 2020. From 2010 through 2019, Mr. Stepanek held positions within PHI, Inc., most recently having served as President, PHI Americas. Before that, he served as PHI, Inc. Chief Commercial Officer. PHI filed for Chapter 11 bankruptcy protection in March 2019 in order to reorganize and emerged from bankruptcy in September 2019. Before joining PHI in 2010, Mr. Stepanek held a variety of leadership positions at Era. After four years’ service in the U.S. Marine Corps as a heavy lift helicopter avionics technician, Mr. Stepanek moved to Sikorsky as an avionics technician and field service representative; he was subsequently promoted and contributed to the sales and product development of the S76 and S92 aircraft, amongst other roles.
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
•a shortfall in availability of aircraft components and parts required for maintenance and repairs of our helicopter and fixed wing aircraft, including significant delays in the delivery of parts for our S92 fleet, and supplier cost increases;
•dependence on a small number of helicopter manufacturers and lessors;
•a concentration of certain helicopter models in our fleet could materially adversely affect our business, financial condition and results of operations should any problems specific to these particular models occur;
•failure to attract, train and retain skilled personnel;
•collective bargaining or union agreements covering certain of our employees will be renegotiated in 2024;
•foreign exchange risks and controls may affect our financial position and results of operations;
•inflation may continue to adversely affect us by increasing costs beyond what we can recover through price increases and limit our ability to enter into future traditional debt financing;
•the market value of our helicopter fleet is dependent on a number of external factors;
•inadequate or unfavorable sources of capital funding;
•failure to effectively manage acquisitions, divestitures, investments, joint ventures and other portfolio actions could adversely impact our operating results and any future acquisitions may underperform;
•the level of activity in the North Sea and the U.S. Gulf of Mexico;
•failure to effectively and timely address the energy transition;
•diversification efforts into other aviation services may prove unsuccessful;
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

•our UK SAR contract can be terminated and is subject to certain other rights of the DfT;
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
•unconventional crude oil and natural gas sources and improved economics of producing natural gas and oil from such sources have previously exerted and could exert downward pricing pressures; and
•any significant development impacting deepwater drilling in the areas where we operate.
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
In connection with the required maintenance and repairs performed on our aircraft in order for them to stay fully operational and available for use in our operations, there are a limited number of suppliers, vendors and OEMs we are able to rely on (such as Sikorsky Commercial Inc., Leonardo Spa, Nova Systems International Ltd., and General Electric Aviation Inc.) for the supply and overhaul of components fitted to our aircraft. These vendors have historically worked at or near full capacity supporting the aircraft production lines and the maintenance requirements of various government and civilian aircraft operators that may also operate at or near capacity in certain industries, including operators such as us who support the energy industry. Such conditions can result in backlogs in manufacturing schedules and some parts being in limited supply from time to time, which could have an adverse impact upon our ability to maintain and repair our aircraft. Additionally, such suppliers have been and may continue to be impacted by supply chain and logistics disruptions that began during the COVID-19 pandemic, which disruptions have resulted in delays in parts delivery for our aircraft and increased costs for such parts.
Our inability to perform timely maintenance and repairs, or perform such maintenance and repairs economically, may result in our aircraft being underutilized, which could have an adverse impact on our operating results and financial condition. In particular, we have experienced significant delays in the delivery of parts for our S92 fleet, which comprises 31% of our total fleet, resulting in the need (i) to purchase or otherwise acquire parts from other sources and (ii) to ground multiple S92 aircraft and forgo certain related business opportunities.
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
Collective bargaining or union agreements covering certain of our employees will be renegotiated in 2024; labor problems, including our inability to negotiate acceptable collective bargaining or union agreements with employees covered by such agreements could adversely affect us.
Many of our employees are represented under collective bargaining or union agreements, some of which have expired or will expire in one year or less. As of December 31, 2023, approximately 60% of our employees were covered by union or other collective bargaining agreements. There can be no assurance that we will be able to negotiate the terms of any expired or expiring agreement on terms that are acceptable to us. Although we consider our relations with our employees to be generally satisfactory, we may experience strikes, work stoppages or other slowdowns by the affected workers. Furthermore, our employees who are not covered under a collective bargaining agreement may become subject to labor organizing efforts. If our unionized workers engage in an extended strike, work stoppage or other slowdown, other employees elect to become unionized, existing labor agreements are renegotiated or future labor agreements contain terms that are unfavorable to us, we could experience a significant disruption of our operations or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.
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

We also operate in countries with foreign exchange controls including Brazil and Nigeria. These controls may limit our ability to repatriate funds from our international operations and unconsolidated affiliates or otherwise convert local currencies into U.S. dollars. These limitations could adversely affect our ability to access cash from these operations. As of December 31, 2023, approximately 55% of our total cash balance was held outside the U.S.
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
Surplus of particular models of aircraft in the market may cause a decline in the fair market value of certain of our helicopters. A decline in helicopter values could result in asset impairment charges, breaches of loan covenants or lower proceeds upon helicopter sales, any of which could have a material adverse effect on our business, financial condition and results of operations.
In order to support our business, we may require additional capital in the future that may not be available to us.
Our business is capital intensive, and to the extent we do not generate sufficient cash from operations, we will need to raise additional funds to, among other things, purchase new equipment and maintain currently owned equipment. Adequate sources of capital funding may not be available when needed, or may not be available on favorable terms. If we raise additional debt financing, we will incur additional interest expense and the terms of such debt may be at less favorable rates than existing debt and could require the pledge of additional assets as security or subject us to financial and/or operating covenants that affect our ability to conduct our business. The issuance of additional equity or equity-linked capital could have the effect of diluting current stockholders. If funding is insufficient at any time in the future, we may be unable to acquire additional aircraft, take advantage of business opportunities, fund operating losses or respond to competitive pressures, any of which could harm our business, financial condition and results of operations. See discussion of our material cash requirements and capital commitments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources—Contractual Obligations and Capital Commitments.”

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
These transactions may present significant risks such as insufficient revenues to offset liabilities assumed, potential loss of significant revenues and income streams, increased or unexpected expenses, inadequate return of capital, costs associated with additional regulatory or compliance issues, risks relating to retaining key employees, customers and supply and vendor relationships of acquired businesses, the triggering of certain covenants in our debt agreements (including accelerated repayment), risks relating to the integration of operations, workforce and technology, managing tax and foreign exchange exposure, transaction-related litigation and unidentified issues not discovered in due diligence. Further, as we look to diversify into new markets, such as advanced air mobility, acquisitions of assets operating in such sectors could present risks related to operating new lines of business or in new geographies. In addition, such transactions could distract management from current operations. As a result of the risks inherent in such transactions, we cannot guarantee that any such transaction will ultimately result in the realization of its anticipated benefits or that it will not have a material adverse effect on our business, financial condition and results of operations. If we were to complete such an acquisition, disposition, investment or other strategic transaction, we may require additional debt or equity financing that could result in a significant increase in our amount of debt and our debt service obligations or the number of outstanding shares of our common stock, thereby diluting holders of our common stock outstanding prior to such acquisition.
Our diversification efforts into other aviation services may prove unsuccessful.
Our business has traditionally been significantly dependent upon the level of offshore energy exploration, development and production activity. Although we, through merger, acquisitions and organic growth initiatives, continue to diversify into other aviation services, including SAR services, and we believe that additional government services contracts and advanced air mobility present attractive growth and diversification opportunities, the effect of any downturn in the offshore energy industry would nevertheless negatively impact our financial results in future periods. While diversification into other aviation services is intended over the long term to grow the business, offset the cyclical nature of the underlying offshore energy business and transition our customer base away from traditional offshore energy activities, we cannot be certain that benefits associated with those other lines of business will be realized at any point or that the costs of entry into such other lines of business, including non-economic costs such as management focus on such new lines of business instead of or in addition to our core business, won’t ultimately exceed the benefit derived from these businesses.
We are highly dependent upon the level of activity in the North Sea and the U.S. Gulf of Mexico, which are mature exploration and production regions.
For the twelve months ended December 31, 2023 and 2022 approximately 44% and 44%, respectively, of our operating revenues were derived from aviation services provided to offshore energy customers operating in the North Sea and the U.S. Gulf of Mexico. The North Sea and the U.S. Gulf of Mexico are mature exploration and production regions that have undergone substantial seismic survey, exploration and production activity for many years. Because a large number of offshore energy properties in these regions have already been drilled, additional prospects of sufficient size and quality that make economic sense especially in a depressed commodity price environment could be more difficult to identify. The ability of our customers to produce sufficient quantities to support the costs of exploration in different basins could impact the level of future activity in these regions. In the future, production may decline to the point that such properties are no longer economic to operate, in which case, our services with respect to such properties would no longer be needed. Offshore energy companies may not identify sufficient additional drilling sites to replace those that become depleted. In addition, the U.S. government’s exercise of authority under the Outer Continental Shelf Lands Act, as amended, to restrict the availability of offshore energy leases together with the UK government’s exercise of authority could adversely impact exploration and production activity in the U.S.

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
Our future growth will depend on our ability to grow in our core markets and expand into new business lines, such as advanced air mobility, and additional international markets. Expansion of our business depends on our ability to operate in these other markets.
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
During the twelve months ended December 31, 2023, we generated revenues in 17 countries across the world. Our non-U.S. operations accounted for approximately 82% and 82% of our consolidated operating revenues in the twelve months ended December 31, 2023 and 2022, respectively. Instability and unforeseen changes in any of the markets in which we operate could result in business disruptions that may have an adverse effect on the demand for our products and services or our financial condition, results of operations or cash flows.
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
•deprivation of contract rights;
•trade and economic sanctions or other restrictions imposed by the UK the U.S. or other regions or countries that could restrict or curtail our ability to operate in certain markets;
•unexpected changes in legal and regulatory requirements, including changes in interpretation or enforcement of existing laws;
•restrictions on the repatriation of income or capital;
•currency exchange controls;
•inflation; and
•currency exchange, rate fluctuations and devaluations.
For example, there has been continuing political and social unrest in Nigeria, where we derived 10% and 8% of our operating revenues during the twelve months ended December 31, 2023 and 2022, respectively. Future unrest or legislation in Nigeria or our other operating regions could adversely affect our business, financial condition and results of operations in those regions. We cannot predict whether any of these events will continue to occur in Nigeria or occur elsewhere in the future.
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
In addition, the majority of our customers are engaged in offshore energy production, exploration and development. During the twelve months ended December 31, 2023, we generated approximately 64% of our consolidated operating revenues from offshore energy services. This concentration could impact our overall exposure to credit risk because changes in economic, regulatory and industry conditions that adversely affect the offshore energy industry could affect the credit worthiness of many of our customers. We generally do not require and do not have the leverage to obtain letters of credit or other collateral to support our trade receivables. Accordingly, a downturn in the economic condition of the offshore energy industry could adversely impact our ability to collect our receivables and thus impact our business, financial condition and results of operations.
Our failure to dispose of aircraft through sales into the aftermarket could adversely affect us.
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
We derive a significant amount of our revenues from our UK SAR Contract, as well as from a small number of offshore energy companies. Our loss of one of these significant customers, if not offset by sales to new or other existing customers, could have a material adverse effect on our business, financial condition and results of operations. See discussion of our customers and contractual arrangements in the “Business” section of this Annual Report on Form 10-K.
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
Our UK SAR contract can be terminated at will and is subject to certain other rights of the DfT.
Our UK SAR contract, which accounted for approximately 19% of our revenues for the twelve months ended December 31, 2023, allows the DfT to cancel the contract for any reason upon notice and payment of a specified cancellation fee based on the number of bases reduced as a result of the exercise and the timing of the exercise. Prior to any cancellation or termination of the contract, the DfT may also invite tenders to award a contract for the SAR services we provide to a replacement contractor.
Additionally, the UK SAR contract grants the DfT the option to require us to transfer to the DfT, at termination or expiration, either the lease or the ownership of some or all of the helicopters and ground facilities that service the UK SAR contract. The DfT may alternatively require that we or the owner, as the case may be, transfer the lease or ownership of the helicopters and ground facilities to any replacement service provider. If the DfT wishes to transfer ownership, it must pay a specified option exercise fee based on the value of the helicopters. If the DfT wishes to transfer the lease, it does not have to pay an option exercise fee. We currently lease a significant number of the aircraft to service the UK SAR contract. Although we are entitled to some compensation for termination or early expiration if we are not at fault for a breach of the agreement, termination or early expiration of the UK SAR contract would result in a significant loss of expected revenues. Additionally, we do not have the right to cause the transfer of the ground facilities supporting the UK SAR contract to the replacement service provider. If alternative long-term uses were not identified for these facilities, we could incur recurring fixed expenses for these non-revenues producing assets if we were unable to sell them to a replacement contractor or other party in the event the UK SAR contract is terminated.
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
Our government services contracts, accounted for approximately 27% of our revenues for the twelve months ended December 31, 2023.
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
•the policies of various governments regarding exploration and development of their offshore energy reserves; and
•the worldwide political environment, including the armed conflict in Ukraine and associated economic sanctions on Russia, Nigeria or other geographic areas, or further acts of terrorism in the UK, U.S. or elsewhere.
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
The occurrence or threat of terrorist attacks in the countries in which we operate, anti-terrorist efforts and other armed conflicts involving the U.S. or other countries in which we operate could adversely affect our financial condition, results of operations and cash flows. For example, on February 24, 2022, Russia launched a large-scale invasion of Ukraine that has led to significant armed hostilities, and sustained conflict and disruption in the region is anticipated. As a result, the U.S., the UK, the member states of the European Union and other public and private actors have levied severe sanctions on Russia. The geopolitical and macroeconomic consequences of this invasion and associated sanctions cannot be predicted, and such events, and any further hostilities in Ukraine or elsewhere, could severely impact the world economy on top of the already significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, as well as trade disputes or trade barriers. As the situation continues to evolve, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenues. Oil and natural gas‑related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our customers’ operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.
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
Furthermore, a cyberattack or security breach could go undetected for an extended period of time, and the ensuing investigation of the incident would take time to complete. During that period, we would not necessarily know the impact to our systems or networks, costs and actions required to fully remediate the effects of any such cyberattack or security breach and our initial remediation efforts may not be successful, and the errors or actions could be repeated before they are fully contained and remediated. A breach or failure of our systems or networks, critical third-party systems on which we rely, or those of our customers or vendors, could result in an interruption in our operations, disruption to certain systems that are used to operate our aircraft or other assets, unplanned capital expenditures, unauthorized publication of our confidential business or proprietary information, unauthorized release of customer, employee or third party data, theft or misappropriation of funds, violation of privacy or other laws, and exposure to litigation or indemnity claims including resulting from customer-imposed cybersecurity controls or other related contractual obligations. There could also be increased costs to detect, prevent, respond, or recover from cybersecurity incidents. Any such breach, or our delay or failure to make adequate or timely disclosures to the public, regulatory or law enforcement agencies or affected individuals following such an event, could have a material adverse effect on our business, reputation, financial position, results of operations and cash flows, and cause reputational damage.
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
We conduct many of our international operations through entities in which we have a noncontrolling interest or through strategic alliances with foreign partners. For example, we have acquired interests in, or in some cases have lease and service agreements with, entities that operate aircraft in Canada and Egypt. We provide engineering and administrative support to certain of these entities. We derive lease revenues, service revenues, equity earnings and dividend income from these entities. For the twelve months ended December 31, 2023, we received approximately $31.9 million of revenues from the provision of aircraft and other services to unconsolidated affiliates. As a result of not owning a majority interest or maintaining voting control of our unconsolidated affiliates, we do not have the ability to control their policies, management or affairs. The interests of persons who control these entities or partners may differ from ours and may cause such entities to take actions that are not in our best interest. Certain of our co-owners of these entities have the right to require us to purchase their interest, in which case we would need to find a qualifying person to hold the interest. See “Item 1. Business – Government Regulation” for additional information. If we are unable to maintain our relationships with our partners in these entities, we could lose our ability to operate in these areas, potentially resulting in a material adverse effect on our business, financial condition and results of operations. Additionally, an operational incident involving one of the entities over which we do not have operational control may nevertheless cause us reputational harm.
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
In many foreign countries, particularly those with developing economies, it may be customary for others to engage in business practices that are prohibited by laws such as the FCPA, the UK Bribery Act, the Brazilian Clean Companies Act (“BCCA”) in Brazil, an anti-bribery law that is similar to the FCPA and the UK Bribery Act, or other similar laws. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors, agents and business partners will not take action in violation of our internal policies or applicable law and any such violation could have a material adverse effect on our business, financial condition and results of operations.
Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy and data protection.
The regulatory environment surrounding data privacy and protection is constantly evolving and can be subject to significant change. Laws and regulations governing data privacy and the unauthorized disclosure of confidential information, including the European Union General Data Protection Regulation (the “GDPR”), pose increasingly complex compliance challenges and potentially elevate our costs. The UK may enact data privacy laws similar to the GDPR following Brexit, in order to maintain harmony with GDPR requirements, but this is not yet settled. Any failure, or perceived failure, by us to comply with applicable data protection laws could result in proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments and negative publicity, require us to change our business practices and increase the costs and complexity of compliance, which could adversely affect our business.
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
Other Countries and Regulations. Our operations in other jurisdictions, including the UK, Nigeria and Brazil, are regulated to various degrees by the governments of such jurisdictions and must be conducted in compliance with those regulations and, where applicable, in accordance with our air service licenses and AOCs. Such regulations may require us to obtain a license to operate in that country, favor local companies or require operating permits that can only be obtained by locally registered companies and often impose other nationality requirements. In such cases, we partner with local persons, but there is no assurance regarding which foreign governmental regulations may be applicable to our helicopter operations in the future and whether we would be able to comply with them.
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
Our future effective tax rates could be adversely affected by changes in tax laws, both domestically and internationally, or the interpretation or application thereof. From time to time, the U.S. Congress and foreign, state and local governments consider legislation that could increase our effective tax rate or the effective tax rates of our consolidated affiliates. President Biden has previously provided informal guidance on certain tax law changes that he would support, including raising the rate on both domestic and foreign income. In addition, he recently signed into law the IRA, which, among other things, imposes a new 15% corporate alternative minimum tax on book income, which could adversely affect our profitability if it were to apply to us. We cannot determine whether, or in what form, other future tax legislation will ultimately be enacted or what impact any such legislation could have on our profitability. The IRA also imposes a 1% excise tax on net repurchases of shares after December 31, 2023. The imposition of the excise tax on repurchases of common stock may increase our cost of making repurchases and may cause our management and/or board of directors to reduce the number of shares repurchased pursuant to our share repurchase program. We continue to evaluate the impact of this legislation.
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
In 2021, the Organization for Economic Co-operation and Development (the "OECD") announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which proposed a two-pillar solution with a global minimum tax of 15% of reported profits (“Pillar 2”) to address tax challenges arising from digitalization of the economy. Currently, Pillar 2 has been agreed upon, in principle, by over 140 countries and while it is uncertain whether the U.S. will enact legislation to adopt the minimum tax directive, certain countries in which we operate have adopted some form of legislation, and other countries are in the process of introducing legislation to implement the minimum tax directive. We are evaluating and monitoring the impacts from Pillar 2 although we currently do not expect it to have a material impact on our effective tax rate or our consolidated results of operation, financial position and cash flows.
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
Increasing attention to sustainability matters may impact our business, financial results or stock price.
In recent years, increasing attention has been given to corporate activities related to sustainability matters in public discourse and the investment community. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to sustainability matters, including through the investment and voting practices of investment advisers, proxy advisory firms, public pension funds, universities and other members of the investing community. These activities include increasing attention and demands for action related to climate change, promoting the use of substitutes to fossil fuel products and encouraging the divestment of companies in the offshore energy industry. These activities are especially relevant to us in light of our participation in the energy industry and therefore could reduce demand for our services, reduce our profits, increase the potential for investigations and litigation and thereby increase our costs, impair our brand and have negative impacts on the price of our common stock and access to capital markets. The adoption and expansion of sustainability-related legislation and regulation may also result in increased capital expenditures and compliance, operational and other costs to us.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings systems for evaluating companies on their approach to sustainability matters. These ratings are used by some investors to inform their investment and voting decisions. Unfavorable sustainability ratings may lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital.
Our public disclosures on sustainability and other sustainability initiatives include our goals or expectations with respect to those matters. There can be no assurance that we will be able to accomplish our announced goals related to our sustainability program, as statements regarding our sustainability goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them within the timelines we announce or at all. Further, our initiatives and goals may not be favored by certain stakeholders and could impact the attraction and retention of investors, customers and employees. Efforts to achieve our initiatives and goals, including collecting, measuring and reporting sustainability information and metrics, involve numerous operational, reputational, financial, legal and other risks and may result in additional costs or delays, and as a result may have a negative impact on us, including our brand, reputation and stock price.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.	CYBERSECURITY
Our cybersecurity strategy, which is effected through our Cybersecurity Risk Management Model, prioritizes the security and protection of our information technology networks and systems, through the detection, analysis and response to known, anticipated or unexpected threats and effective management of security risks. Our Cybersecurity Risk Management Model provides for four levels of industry-standard response activities to protect the Company against cyber threats. These are:
1.Policy Framework: Our information security practices include development, implementation, and improvement of policies and procedures to safeguard information and ensure availability of critical data and systems, including our Information Security Policy, which establishes guidelines for the safe and secure use of the Company’s information systems and data, and our Electronic Communication Policy, which outlines the responsibilities of those using the Company’s network and IT equipment. Employees and third-party service providers are required to comply with our Information Security Policy and our Electronic Communication Policy.
2.Awareness Programs: All employees participate in an ongoing program of mandatory annual training and receive periodic communications regarding the cybersecurity environment to increase awareness throughout the Company. We also implemented an enhanced annual training program for specific specialized employee populations.
3.Security Engineering: We leverage a combination of the International Organization for Standardization (the “ISO”) best practice standards and other global standards, including Control Objectives for Information and Relevant Technology and GDPR, to measure our security posture and manage risk. In addition, we completed several cybersecurity-related initiatives such as multifactor authentication and the ISO 27001 certification, which is globally recognized as one of the highest standards of compliance and control for information security management systems. We have also implemented critical preventive measures, such as monthly phishing simulations, email and endpoint security and monitoring, database encryption, continuous patching, and network firewall security using both internal resources and independent third-party service providers.
4.IT Resiliency: Our IT Team has formalized disaster recovery processes, business continuity procedures and an incident response plan.
Our Data Privacy Officer is responsible for leadership, compliance, and oversight of applicable cyber and privacy laws and policies, which are designed to protect data belonging to our employees and customers and the Company’s information security; while our IT Cyber Incident Management Team oversees Bristow’s cyber incident response and remains in close contact with the Executive Leadership Team and the Audit Committee throughout the cyber incident resolution process.
Our IT Steering Committee is responsible for reviewing, approving and funding IT projects, including cybersecurity initiatives. This committee consists of five (5) members: the Chief Information Officer, the President and Chief Executive Officer, the Chief Financial Officer, the Chief Operating Officer, Government Services and the Chief Operating Officer, Offshore Energy Services.
The Chief Executive Officer, with the assistance of the other members of the executive leadership team, is responsible for, among other risk management measures, implementing measures designed to ensure the safety standards for personnel, information technology systems and data security, the environment and property in performing the Company’s operations. The Company’s Enterprise Risk Management Committee (ERM), sponsored by the CEO, was established to oversee the risk management processes and to report upon and ensure that sound policies, procedures and practices are in place for the enterprise‐wide management of the Company’s material risks and to report the results of the Committee’s activities to the Company the Board at least annually. These include risks associated with cybersecurity and any of the topics identified in our materiality assessment. Responsibilities for risk management and compliance are distributed throughout various functional areas of the business, including but not limited to a Compliance Committee established to understand and support business integrity and compliance efforts globally, and to oversee Bristow’s compliance efforts with respect to COBI, relevant policies, and applicable laws.
Our Cybersecurity Committee consists of four (4) members: the Chief Information Officer, the Chief Financial Officer, the Director of Internal Audit and the Director of IT, Infrastructure and Flight Systems. Together with our Executive Leadership Team and the Board, the Cybersecurity Committee assists with prioritizing our cybersecurity programs as well as providing oversight around cybersecurity practices and guidance in responding to cyber incidents. Members of the Cybersecurity Committee have work experience managing cybersecurity and information security risks, an understanding of the cybersecurity threat landscape and/or knowledge of emerging privacy risks in our industry. Committee members are also experienced and knowledgeable across Information Technology disciplines including strategy, governance, infrastructure, applications, data management, audit controls & compliance, risk management, disaster recovery, business continuity, and incident response planning.
The Cybersecurity Committee meets quarterly and delivers updates to management periodically and to the Audit Committee on an annual basis (and as needed). Under its charter, our Audit Committee, comprised of independent directors from our Board, must conduct at least annual reviews of any emerging cybersecurity developments and threats and the strategies to mitigate cybersecurity risks. The Cybersecurity Committee also delivers periodic updates to the Board on the status of the information security program, including but not limited to relevant cyber threats, roadmap and key initiative updates, and the identification and management of information security risks. The Board reviews cybersecurity opportunities relating to our business strategy, and cybersecurity-related matters are also factored into business continuity planning.
As of the December 31, 2023, we are not aware of any material risks from cybersecurity threats, that have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition.

ITEM 2.	PROPERTIES
Our executive offices are located in Houston, Texas. We also maintain offices and operating facilities in all operating regions and residential locations near our operating bases which are primarily used for housing pilots and staff supporting those operations. The majority of the bases from which we operate are leased, with remaining terms of between one and fifty-five years.
Our principal physical properties are aircraft, which are more fully described in Item 1, - “Business - Equipment and Services” in this Annual Report on Form 10-K.
Bases
Bristow maintains operating bases strategically located across all regions allowing us to provide point to point transportation and operational support services to our customers. As of December 31, 2023, we operated out of 45 bases globally.

Number of Bases
Europe:
Netherlands	2
Norway	5
UK	3
UK SAR(1)	12
Americas
Brazil	5
Latin America - Other(2)	3
U.S. Gulf of Mexico	10
Africa
Nigeria	4
Asia Pacific
Australia	1
Total	45
______________________
(1)Includes two bases operating for the MOD.
(2)Includes bases in the Dutch Caribbean, Suriname and Trinidad.

ITEM 3.	LEGAL PROCEEDINGS
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
Market Information for Common Stock
Our Common Stock is listed on the NYSE under the trading symbol “VTOL.” On March 1, 2024, the closing price per share of our Common Stock as reported on the NYSE was $27.27.
Holders of Record
As of March 1, 2024, there were 346 holders of record of our Common Stock.
Dividend Policy
We have not declared or paid any cash dividends on our Common Stock. We do not expect to pay any cash dividends in the foreseeable future.
Company Purchases of Equity Securities
The following table presents information regarding our repurchases of shares of our common stock on a monthly basis during the last quarter of the year ended December 31, 2023:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2023 - October 31, 2023	—	$—	—	$40,000,000
November 1, 2023 - November 30, 2023	—	$—	—	$40,000,000
December 1, 2023 - December 31, 2023	—	$—	—	$40,000,000
In August 2022, the Board of Directors of Bristow approved a $40.0 million stock repurchase program. Purchases of the Company’s common stock under the stock repurchase program may be made in the open market, including pursuant to a Rule 10b5-1 program, by block repurchases, in private transactions (including with related parties) or otherwise, from time to time, depending on market conditions. The stock repurchase program has no expiration date and may be suspended or discontinued at any time without notice, subject to any changes in applicable law or regulations thereunder.

Performance Graph
The following graph shows a comparison from December 31, 2018 through December 31, 2023 of the cumulative total return for our Common Stock, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”), the PHLX Oil Services Index (OSX) and our peer group. The graph assumes that $100 was invested at the market close on December 31, 2018.
Our 2023 peer group includes Air Transport Services Group, Inc., Core Laboratories N.V., Diamond Offshore Drilling, Inc., Expro Group Holdings N.V., Forum Energy Technologies, Inc., Helix Energy Solutions Group, Inc., Kirby Corporation, MRC Global Inc., Newpark Resources, Inc., Noble Corporation, Oceaneering International Inc., Oil States International, Inc., SkyWest Inc., TETRA Technologies, Inc., Tidewater Inc., and Valaris Limited. based on their industry and similar market capitalization.
As a result of private equity purchases, Chapter 11 proceedings, market consolidations involving some of our peer group companies and other factors leading to delisting of certain companies that make up our peer group, we may change the list of companies that make up our peer group.
The performance graph furnished shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of that section, nor shall such information be deemed incorporated by reference in any filing of Bristow Group under the Securities Act of 1933, as amended (the "Securities Act"), or Exchange Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our financial condition and results of operations for the twelve months ended December 31, 2023 and 2022. Due to our fiscal year transition from March 31 to December 31, the comparative twelve months ended December 31, 2022, is reflected on an unaudited pro forma basis. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and the other financial information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Item 1.A. Risk Factors” and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.
A discussion of the financial condition and results of operations for the nine months ended December 31, 2022 and 2021 can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Transition Report on Form 10-KT, filed with the SEC on March 9, 2023.
Overview
We are the leading global provider of innovative and sustainable vertical flight solutions, primarily providing aviation services to a broad base of offshore energy companies and government entities. Our helicopters are primarily used to transport personnel to, from and between offshore energy installations. During the twelve months ended December 31, 2023 and 2022, approximately 64% and 67%, respectively, of our total operating revenues were derived from offshore energy services while approximately 27% and 24%, respectively, were derived from government services primarily consisting of public sector SAR services, and approximately 9% and 9%, respectively, were derived from fixed wing and other services.
We conduct our business out of one segment, aviation services, and serve customers in Australia, Brazil, Canada, Chile, the Dutch Caribbean, the Falkland Islands, India, Ireland, the Kingdom of Saudi Arabia, Mexico, the Netherlands, Nigeria, Norway, Spain, Suriname, Trinidad, the UK and U.S.
Recent Developments
Bristow Helicopter Accident
On February 28, 2024, one of Bristow’s SAR helicopters, registration LN-OIJ with six crew members onboard, was involved in an accident during a training exercise approximately 15 nautical miles west of Bergen, Norway. Very sadly, one fatality was confirmed. The other five crew members have either been released or are in stable condition in the hospital. Bristow’s highest priority is to take care of our crew and their family members and provide them with any assistance needed. The Company is in the process of collecting pertinent information and will provide updates as appropriate. Bristow is fully cooperating with authorities investigating the accident.
Agreement to Purchase New AW189 Helicopters
On February 27, 2024, Bristow signed an agreement with Leonardo for 10 AW189 super medium helicopters plus options to purchase an additional 10 AW189 helicopters. The new AW189 helicopters will support offshore transport as well as search and rescue (SAR) missions. Bristow currently operates 21 AW189 helicopters globally, with an additional five already scheduled for delivery beginning this year. In addition to its Offshore Energy Services business, Bristow also operates SAR-equipped AW189 helicopters in its Government Services business. The new aircraft will offer added flexibility as well as superior operational and environmental performance, including lower CO2 emissions than comparable aircraft types. The aircraft deliveries will occur over a three-year period from 2025-2028.
Strategic Partnership with The Helicopter and Jet Company (THC)
On February 28, 2024, Bristow announced a Memorandum of Understanding (MOU) with The Helicopter and Jet Company (THC), Saudi Arabia's premier provider of commercial helicopter services and fully owned by the Public Investment

Fund (PIF). The two companies plan to work together on advanced air mobility (AAM) initiatives in the Kingdom of Saudi Arabia as well as other collaborative vertical lift endeavors.
Entry into a Long-Term Equipment Agreement
In January 2024, Bristow entered into a new twelve-year secured equipment financing for an aggregate principal amount of up to £55 million with a syndicate of banks led by National Westminster Bank Plc (“NatWest”). The proceeds from the financing will be used to support Bristow's capital commitments related to the UKSAR2G contract. Bristow's obligations will be secured by four new Leonardo AW139 SAR configured helicopters, yet to be delivered. The credit facility has a 15-month availability period and is expected to fund during 2024, subject to delivery of the new SAR configured helicopters. The credit facility will bear interest at a rate equal to the Sterling Overnight Index Average (“SONIA”) plus 2.75% per annum.
Bristow contemporaneously entered into amendments and restatements of the credit facilities with respect to the other two existing tranches of the NatWest Debt (as defined in Note 6 to the consolidated financial statement) in order to, among other things, reflect that certain subsidiaries will be providing guarantees of the term loans under the NatWest Debt.
Market Outlook
The offshore energy market is highly cyclical with demand linked to the price of oil and gas. The prices of oil and gas are critical factors in our customers’ investment and spending decisions. The price of crude oil had been range-bound for a number of years, and then the COVID-19 pandemic further devastated the global oil and gas industry, which negatively impacted the cash flows of our customers and led to reduced capital and operational expenditures, including reductions related to offshore exploration, development and production activities. As such, deliveries of new helicopters were limited during this period.
The offshore energy services market, following several years of challenging industry conditions, is now in the early stages of a multi-year growth cycle. The increasing activity in offshore energy is driving a constructive supply and demand balance for offshore helicopters. The market for AW139 medium helicopters as well as the market for super medium helicopters, such as the AW189 model, was expected to tighten significantly, and placing idle S92 heavy helicopters back to work on new contracts would be the best way to meet increased demand. Due to supply chain challenges that have delayed parts and repairs for the S92 helicopters, thereby limiting the number of S92s that are serviceable today, the overall market has tightened even more quickly than expected. The combination of these factors supports a positive 2024 financial outlook in our offshore energy business. Additionally, given our sector’s late cycle exposure and the lag effect involving new projects, we expect the benefits of increased activity to become evident in our financial results in the coming years. A tighter equipment market, constrained global labor force, and inflationary cost pressures are expected to drive meaningful rate increases for our business. And while we are encouraged by the improved fundamentals and outlook for Bristow’s business in 2024 and beyond, there are some headwinds, including the supply chain challenges and constrained global labor force noted above, as well as a strong U.S. dollar.
Government services, especially the public SAR market, are continuing to evolve, and while there are no current active tenders, we believe further outsourcing of public SAR services and other government contract work will become available to the private sector in the future, although the timing of these opportunities is uncertain. Over the past two years, we have experienced growth from notable awards of government services contracts. Operations on the recently awarded IRCG contract and the transition to the previously announced UKSAR2G contract are set to commence in the fourth quarter of 2024. We expect the full year impact of these contract commencements to have positive impacts on our financial results in 2025 and beyond, though the strengthening of the U.S. dollar relative to local currencies, particularly the British pound sterling, could offset a portion of the benefits we expect to derive from increased activity. For further commentary on our foreign exchange risk, see “Item 1.A. Risk Factors - Foreign exchange risks and controls may affect our financial position and results of operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Risk.”
The duration of government services contracts generally lasts for ten or more years with options for renewal. Privatization of aviation services historically operated by the public sector depend heavily on governmental agencies receiving funding through budget appropriation, and the desire to outsource such services. As government agencies in various countries begin to see the advantages of outsourcing public SAR services, other opportunities such as firefighting, surveying, training, maintenance and emergency response services could become available. We believe that we are well positioned to continue to serve the market as more opportunities arise.
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
Operating revenues recorded under our offshore energy line of service are primarily generated from offshore energy exploration, development and production activities with fixed-term contracts generally ranging between one to five years, subject to provisions permitting early termination by certain customers. Customers are invoiced on a monthly basis with payment terms of 30 to 60 days. Revenues are typically earned through a combination of fixed monthly fees plus an incremental charge based on flight hours flown. Ad hoc revenues are typically earned through either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate with a minimum number of hours to be charged daily.
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
We derive revenues from our fixed wing line of service by providing transportation services through passenger transport and charter services, with ticket sales initially recorded under deferred revenues on our consolidated balance sheets. Revenues are recognized over time at the earlier of the period in which the service is provided or the period in which the right to travel expires; this is determined by the terms and conditions of the ticket. For scheduled charter services, our contracts typically include variable rates based on the number of passengers, flights or flight hours. These agreements may also include a monthly standing charge; however, this is much less common as compared to helicopter contracts. Both chartered and scheduled airline services revenues are recognized net of passenger taxes and discounts.
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
For helicopters that we lease to third parties under arrangements whereby the customer assumes operational responsibility, we often provide technical parts support, but generally we incur no other material operating costs. In most instances, our leases require customers to procure adequate insurance, but we purchase contingent hull and liability coverage to mitigate the risk of a customer’s coverage failing to respond. In some instances, we may provide training and other services to support our lease customers.

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
Lines of Service
Offshore Energy Services. We primarily transport personnel to, from and between offshore production platforms, drilling rigs, and other installations and emergency response services for our offshore energy customers. The three main regions where we offer offshore energy transportation services are Europe, the Americas and Africa.
Government Services. We provide SAR services in the UK on behalf of the MCA and support helicopter services such as training, troop movement and SAR for the MOD. We also provide SAR services to the Netherlands and the Dutch Caribbean and will begin providing SAR services in Ireland in 2024. Additionally, we provide aviation services to various other government agencies globally.
Fixed Wing Services. Our fixed wing services are currently operating in Australia and Nigeria, providing regular passenger transport (scheduled airline service with individual ticket sales) and charter services.
Other Activities and Services. In order to diversify sources of our earnings and cash flow, we deploy a number of helicopters in support of other industries and activities, one of which includes entering into lease arrangements for our helicopters with operators primarily located in international markets such as Chile, India, Mexico and Spain. The helicopters are contracted to non-governmental local helicopter operators, which often prefer to lease helicopters rather than purchase them. Leasing affords us the opportunity to access new markets without significant infrastructure investment and generally without ongoing operating risk, as well as countries where we are not eligible to own and control our own operating certificate. Other aviation services not included in the three lines of service noted above would also be reflected in this line of service.

Results of Operations
The following table presents our operating results and other statement of operations information for the twelve months ended December 31, 2023 and 2022 (in thousands, except percentages):

	Twelve Months Ended December 31,		Favorable (Unfavorable)
	2023	2022
Revenues:		(Unaudited)
Operating revenues	$1,264,298	$1,173,462	$90,836	7.7%
Reimbursable revenues	33,131	36,506	(3,375)	(9.2)%
Total revenues	1,297,429	1,209,968	87,461	7.2%

Costs and expenses:
Operating expenses
Personnel	323,681	296,035	(27,646)	(9.3)%
Repairs and maintenance	253,916	260,333	6,417	2.5%
Insurance	23,785	18,860	(4,925)	(26.1)%
Fuel	91,499	106,428	14,929	14.0%
Leased-in equipment	99,096	96,481	(2,615)	(2.7)%
Other	165,616	130,265	(35,351)	(27.1)%
Total operating expenses	957,593	908,402	(49,191)	(5.4)%
Reimbursable expenses	32,810	35,873	3,063	8.5%
General and administrative expenses	181,745	164,685	(17,060)	(10.4)%
Merger and integration costs	2,201	1,818	(383)	(21.1)%
Restructuring costs	—	2,113	2,113	nm
Depreciation and amortization expense	70,606	66,506	(4,100)	(6.2)%
Total costs and expenses	1,244,955	1,179,397	(65,558)	(5.6)%

Loss on impairment	—	(5,187)	5,187	nm
Gains (losses) on disposal of assets	1,112	(521)	1,633	nm
Earnings from unconsolidated affiliates	7,165	1,136	6,029	nm
Operating income	60,751	25,999	34,752	nm

Interest income	8,646	1,668	6,978	nm
Interest expense, net	(41,417)	(40,948)	(469)	(1.1)%
Reorganization items, net	(86)	(142)	56	39.4%
Other, net	(9,882)	33,386	(43,268)	nm
Total other income (expense), net	(42,739)	(6,036)	(36,703)	nm
Income before income taxes	18,012	19,963	(1,951)	(9.8)%
Income tax expense	(24,932)	(10,754)	(14,178)	nm
Net income (loss)	(6,920)	9,209	(16,129)	nm
Net loss attributable to noncontrolling interests	140	6	134	nm
Net income (loss) attributable to Bristow Group Inc.	$(6,780)	$9,215	$(15,995)	nm

Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the applicable periods (in thousands, except percentages):

	Twelve Months Ended December 31,		Favorable (Unfavorable)
	2023	2022
Offshore energy:		(Unaudited)
Europe	$366,034	$354,475	$11,559	3.3%
Americas	332,165	346,093	(13,928)	(4.0)%
Africa	111,575	79,513	32,062	40.3%
Total offshore energy services	$809,774	$780,081	$29,693	3.8%
Government services	336,917	283,267	53,650	18.9%
Fixed wing services	107,232	96,758	10,474	10.8%
Other services	10,375	13,356	(2,981)	(22.3)%
	$1,264,298	$1,173,462	$90,836	7.7%

Operating revenues. Operating revenues were $90.8 million higher in the twelve months ended December 31, 2023 (the "Current Year”) compared to the twelve months ended December 31, 2022 (the "Prior Year").
Operating revenues from offshore energy services were $29.7 million higher in the Current Year.
Operating revenues from offshore energy services in the Africa region were $32.1 million higher primarily due to higher utilization and increased rates.
Operating revenues from offshore energy services in the Europe region were $11.6 million higher in the Current Year. Revenues in the UK were $13.0 million higher primarily due to higher utilization and increased rates. Revenues in Norway were $1.5 million lower primarily due to the weakening of the Norwegian krone (“NOK”) relative to the U.S. dollar and lower fuel revenues, partially offset by higher revenues due to the commencement of a new contract.
Operating revenues from offshore energy services in the Americas region were $13.9 million lower in the Current Year primarily due to the end of a contract in Guyana and lower utilization in Suriname, partially offset by higher utilization in Brazil and the U.S. Gulf of Mexico.
Operating revenues from government services were $53.7 million higher in the Current Year primarily due to new contracts in the Falkland Islands, Netherlands SAR and Dutch Caribbean Coast Guard.
Operating revenues from fixed wing services were $10.5 million higher in the Current Year primarily due to increased rates.
Operating revenues from other services were $3.0 million lower in the Current Year primarily due to lower dry-lease revenues and part sales.
Operating expenses. Operating expenses were $49.2 million higher in the Current Year. Other operating costs were $35.4 million higher in the Current Year primarily due to higher subcontractor and other costs associated with new contracts, higher training and travel costs, lower gains from foreign currency hedging contracts and higher freight costs. Personnel costs were $27.6 million higher primarily due to an increase in headcount. Insurance costs were $4.9 million higher primarily due to a non-cash, nonrecurring write-off related to amounts from legacy insurance policies recognized in the Current Year. Leased-in equipment costs were $2.6 million higher. These increases were partially offset by lower fuel costs of $14.9 million due to lower global fuel prices and decreased flight hours in the Americas region and in fixed wing services. Repairs and maintenance costs were $6.4 million lower primarily due to lower inventory write-offs and the timing of repairs, primarily related to the buy-in agreements entered in the Prior Year, partially offset by higher PBH expenses.
General and administrative expenses. General and administrative expenses were $17.1 million higher primarily due to increased headcount related to backfilling positions that were vacant in the Prior Year, higher non-cash stock compensation expense, severance costs, and higher tax expenses.

Restructuring costs. During the Prior Year, restructuring costs were $2.1 million primarily due to severance costs in the Africa region.
Depreciation and amortization expense. Depreciation and amortization expenses were $4.1 million higher in the Current Year primarily due to the addition of assets related to new government services contracts.
Loss on impairment. During the Prior Year, the Company recognized a loss on impairment of $5.2 million related to a PBH intangible asset write-off.
Gains (losses) on disposal of assets. During the Current Year, the Company sold or otherwise disposed of eight helicopters and other assets, resulting in net gains of $1.1 million. During the Prior Year, the Company sold twelve helicopters and other assets resulting in net losses of $0.5 million.
Earnings from unconsolidated affiliates. During the Current Year, the Company recognized earnings of $7.2 million from unconsolidated affiliates compared to earnings of $1.1 million in the Prior Year.
Interest income. During the Current Year, the Company recognized interest income of $8.6 million compared to $1.7 million in the Prior Year due to higher investment balances, higher interest rates and income from sales-type leases.
Other, net. Other expense, net of $9.9 million in the Current Year primarily resulted from foreign exchange losses of $10.7 million, partially offset by a favorable interest adjustment to the Company’s pension liability of $0.4 million. Other income, net of $33.4 million in the Prior Year primarily resulted from foreign exchange gains of $20.9 million, government grants to fixed wing services of $6.2 million, a favorable interest adjustment to the Company’s pension liability of $2.7 million and a gain on sale of inventory of $1.9 million.

	Twelve Months Ended December 31,		Favorable (Unfavorable)
	2023	2022
		(Unaudited)
Foreign exchange gains (losses)	$(10,701)	$20,890	$(31,591)
Pension-related income	407	2,734	(2,327)
Other	412	9,762	(9,350)
Other, net	$(9,882)	$33,386	$(43,268)
Income tax expense. Income tax expense was $24.9 million in the Current Year compared to $10.8 million in the Prior Year primarily due to the earnings mix of the Company’s global operations and changes to deferred tax valuation allowances and assets.

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
Summary of Cash Flows

	Twelve Months Ended December 31,
	2023	2022
Cash flows provided by or (used in):		(Unaudited)
Operating activities	$32,037	$(7,727)
Investing activities	(47,319)	(51,984)
Financing activities	22,035	(24,623)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	13,226	(29,445)
Net increase (decrease) in cash, cash equivalents and restricted cash	$19,979	$(113,779)
Operating Activities
Cash flows provided by operating activities were $32.0 million in the Current Year compared to $7.7 million used in the Prior Year. The increase in operating cash flows was primarily due to an increase in net income before non cash charges such as depreciation and amortization, equity earnings from unconsolidated affiliates, impairment, foreign currency gains and losses from revaluations and asset dispositions of $32.6 million.
Working capital uses of $59.1 million in the Current Year were primarily due to increases in accounts receivables and inventories. Working capital uses of $117.5 million in the Prior Year were primarily due to payments on the PBH buy-in agreements of $55.4 million, increased receivables due to the timing of collections in 2021 and prepaid expenses.
Investing Activities
During the Current Year, net cash used in investing activities was $47.3 million primarily consisting of:
•Capital expenditures of $81.5 million primarily related to payments for aircraft, purchases of equipment and leasehold improvements, partially offset by
•Proceeds of $34.2 million from the sale or disposal of aircraft and other assets.
During the Prior Year, net cash used in investing activities was $52.0 million primarily as follows:
•Capital expenditures of $57.4 million primarily related to payments for aircraft, purchases of equipment and leasehold improvements,
•Cash paid for an acquisition, net of cash received, of $12.6 million, partially offset by
•Proceeds of $18.0 million from the sale or disposal of aircraft and other assets.
Financing Activities
During the Current Year, net cash provided by financing activities was $22.0 million primarily consisting of:
•Proceeds from borrowing of $169.5 million, partially offset by
•Net repayments of debt of $142.0 million primarily related to Lombard debt principal,
•Payment on deferred financing costs of $2.7 million, and
•Stock repurchases of $2.7 million.

During the Prior Year, net cash used in financing activities was $24.6 million primarily as follows:
•Stock repurchases of $11.9 million,
•Net repayments of debt of $11.8 million related to the Lombard debt principal, and
•Payment on debt issuance costs $0.9 million.
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
Entry into a Long-Term Equipment Financing
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
In January 2024, Bristow entered into a new twelve-year secured equipment financing for an aggregate principal amount of up to £55 million with a syndicate of banks led by NatWest. The credit facility has a 15-month availability period and is expected to fund during 2024, subject to delivery of the new SAR configured helicopters. Bristow contemporaneously entered into amendments and restatements of the credit facilities with respect to the other two existing tranches of the NatWest Debt (as defined in Note 6 to the consolidated financial statement) in order to, among other things, reflect that certain subsidiaries will be providing guarantees of the term loans under the NatWest Debt.
Material Cash Requirements
The factors that materially affect our overall liquidity include cash from or used to fund operations, capital expenditure commitments, debt service, pension funding, adequacy of bank lines of credit and our ability to attract capital on satisfactory terms. We believe that our cash flows from operating activities will be adequate to meet our working capital requirements. To support our capital expenditure program and/or other liquidity requirements, we may use any combination of operating cash flows, cash balances, borrowings under our ABL Facility, proceeds from sales of assets, issue debt or equity, or other financing options.
As of December 31, 2023, approximately 55% of our total cash balance was held outside the U.S. Most of our cash held outside the U.S. could be repatriated to the U.S., and any such repatriation could be subject to additional taxes. If cash held by non-U.S. operations is required for funding operations in the U.S., we may make a provision for additional taxes in connection with repatriating this cash, which is not expected to have a significant impact on our results of operations.
We have no near-term debt maturities, other than the current portion of long-term debt of $13.2 million, and believe that our cash flows from operations and other sources of liquidity will continue to be sufficient in fulfilling our capital requirements and other obligations. Our long-term liquidity is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, debt service, capital expenditures and a reasonable return on investment. As of December 31, 2023, we had $180.3 million of unrestricted cash and $70.9 million of remaining availability under our ABL Facility for total liquidity of $251.2 million.
Our total principal debt balance as of December 31, 2023 was $548.1 million primarily comprised of the 6.875% Senior Notes due in March 2028 and two tranches of the NatWest Debt maturing in March 2036.
We plan to use a combination of cash on hand, operating cash flows, new debt financing and aircraft leasing to fund our projected future capital expenditures, which includes our aircraft purchase commitments, infrastructure and other growth expenditure plans primarily in support of new long term contracts such as the UKSAR2G and IRCG, among other growth opportunities.

Contractual Obligations and Commercial Commitments
We have various contractual obligations that are recorded as liabilities on our consolidated balance sheets. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities on our consolidated balance sheets.
As of December 31, 2023, we had unfunded capital commitments of $307.3 million, consisting primarily of agreements to purchase six AW189 heavy helicopters, six AW139 medium helicopters, five AW169 light twin helicopters and five H135 light twin helicopters. The AW139 helicopters are scheduled to be delivered in 2024, and the AW189 helicopters and H135 helicopters are scheduled to be delivered between 2024 and 2025. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company has outstanding options to purchase up to six additional AW189 helicopters and ten additional H135 helicopters. If these options are exercised, the AW189 helicopters would be scheduled for delivery between 2025 and 2026, and the H135 helicopters would be scheduled for delivery between 2027 and 2028. The Company may, from time to time, purchase aircraft for which it has no orders.
As of December 31, 2023, $35.6 million of our unfunded capital commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability other than aggregate liquidated damages of approximately $1.1 million. If we do not exercise our rights to cancel these capital commitments, we expect to finance the remaining acquisition costs for these helicopters through a combination of cash on hand, cash provided by operating activities, asset sales and financing options.
Lease Obligations
From time to time we may, under favorable market conditions and when necessary, enter into opportunistic aircraft lease agreements in support of our global operations.
We have non-cancelable operating leases in connection with the lease of certain equipment, including leases for aircraft, and land and facilities used in our operations. The related lease agreements, which range from non-cancelable to month-to-month terms, generally provide for fixed monthly rentals and can also include renewal options. As of December 31, 2023, aggregate future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year, were as follows (in thousands):

	Aircraft	Other	Total
Twelve months ended December 31,
2024	$79,109	$11,548	$90,657
2025	71,167	9,419	80,586
2026	58,117	7,599	65,716
2027	36,325	5,000	41,325
2028	22,214	4,137	26,351
Thereafter	25,713	9,515	35,228
	$292,645	$47,218	$339,863
During the twelve months ended December 31, 2023, our long-term operating lease assets and liabilities increased by $47.0 million and $49.0 million, respectively, as reflected on the consolidated balance sheets, primarily due to 14 aircraft lease extensions, three new aircraft leases, an operating base and other assets in support of new contracts.

Pension Obligations
As of December 31, 2023, we had a net $3.3 million pension asset related to the BHL and Bristow International Aviation (Guernsey) Limited (“BIAGL”) pension plans as recorded on our consolidated balance sheets. The net asset represents the excess of the fair value of plan assets over the defined benefit pension plan of the present value of the liabilities that existed at that date. The minimum funding rules of the UK require the employer to agree to a funding plan with the plans’ trustee for securing that the pension plan has sufficient and appropriate assets to meet its technical provisions liabilities. The technical provisions are the measure of liabilities used for UK funding purposes and differs from that used to determine the balance sheet liabilities. When there is a shortfall in assets against these technical provisions, we are required to make scheduled contributions in amounts sufficient to bring the plan up to fully-funded status as quickly as can be reasonably afforded. The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees. The employer contributions for the pension plan for the twelve months ended December 31, 2023, nine months ended December 31, 2022 and twelve months ended March 31, 2022 were $15.7 million, $11.1 million and $18.0 million, respectively.
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

	December 31,
	2023	2022
Current assets	$1,152,830	$700,931
Non-current assets	$2,090,176	$2,055,765
Current liabilities	$836,017	$283,904
Non-current liabilities	$556,479	$787,024

	Twelve Months Ended December 31, 2023
Total revenues	$405,400
Operating income	$16,747
Net income	$81,554
Net income attributable to Bristow Group Inc.	$81,457

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
We may recognize foreign tax credits available to us to offset the U.S. income taxes due on income earned from foreign sources. These credits are limited by the total income tax on the U.S. income tax return as well as by the ratio of foreign source income in each statutory category to total income. These estimates are subject to change based on changes in the market conditions in each statutory category, changes in U.S. income tax laws and the timing of certain deductions available to us in each statutory category.
The Tax Cuts and Jobs Act enacted on December 22, 2017 subjects a U.S. shareholder to tax on GILTI (“Global intangible low-taxed income”) earned by certain foreign subsidiaries. We recognize the tax on GILTI as an expense in the period the tax is incurred. Under this policy, we have not provided deferred taxes related to temporary differences that upon their reversal will affect the amount of income subject to GILTI in the period.
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
As of December 31, 2023, we have established deferred tax assets for certain attributes we expect to be realizable. Our ability to realize the benefit of our deferred tax assets requires us to achieve certain future earnings levels. If we are unable to benefit from our deferred tax assets, valuation allowances will be established following the “more-likely-than-not” criteria. We periodically evaluate our ability to utilize our deferred tax assets and, in accordance with accounting guidance related to accounting for income taxes, will record any resulting adjustments that may be required to deferred income tax expense in the period for which an existing estimate changes.
We consider the earnings of certain foreign subsidiaries to be indefinitely invested outside the U.S. on the basis of estimates that future cash generation will be sufficient to meet future U.S. cash needs and specific plans for foreign reinvestment of those earnings. As such, as of December 31, 2023, we have not provided for deferred taxes on the unremitted earnings of certain foreign subsidiaries that are indefinitely invested abroad. Should our expectations change regarding the expected future tax consequences, we may be required to record additional U.S. federal deferred income taxes that could have a material adverse effect on our consolidated financial position, result of operations and cash flows.
Pension Benefits. Pension obligations are actuarially determined and are affected by assumptions including discount rates and compensation increases. The recognition of these obligations through the statement of operations is also affected by assumptions about expected returns on plan assets. We evaluate our assumptions periodically and adjust these assumptions as necessary.
Three critical assumptions are the expected long-term rate of return on plan assets, the assumed discount rate and the mortality rate. We evaluate our assumptions regarding the estimated long-term rate of return on plan assets based on historical experience and future expectations on investment returns, which are calculated by our third-party investment advisor utilizing the asset allocation classes held by the plans’ portfolios. We utilize a British pound sterling denominated AA corporate bond index as a basis for determining the discount rate for our UK plans. We base mortality rates utilized on actuarial research on these rates, which are adjusted to allow for expected mortality within our industry segment and, where available, individual plan experience data. Changes in these and other assumptions used in the actuarial computations could impact our projected benefit obligations, pension liabilities, pension expense and other comprehensive income. We base our determination of pension expense on a fair value valuation of assets and an amortization approach for assessed gains and losses that reduces year-to-year volatility. This approach recognizes investment and other actuarial gains or losses over the average remaining lifetime of the plan members. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets.
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

Our primary foreign currency exposure is to the British pound sterling, the European Union euro, the Australian dollar, the Norwegian kroner, the Nigerian naira and the Brazilian real. The value of these currencies has fluctuated relative to the U.S. dollar for the periods reflected in the table as follows:

	Twelve Months Ended December 31,
	2023	2022
One British pound sterling into U.S. dollars
High	1.31	1.37
Average	1.24	1.24
Low	1.18	1.07
At period-end	1.27	1.20
One European euro into U.S. dollars
High	1.12	1.15
Average	1.08	1.05
Low	1.05	0.96
At period-end	1.10	1.07
One Australian dollar into U.S. dollars
High	0.71	0.76
Average	0.66	0.69
Low	0.63	0.62
At period-end	0.68	0.68
One Norwegian kroner into U.S. dollars
High	0.1020	0.1167
Average	0.0948	0.1044
Low	0.0891	0.0918
At period-end	0.0985	0.1015
One Nigerian naira into U.S. dollars
High	0.0022	0.0024
Average	0.0017	0.0024
Low	0.0011	0.0022
At period-end	0.0011	0.0022
One Brazilian real into U.S. dollars
High	0.2118	0.2169
Average	0.2004	0.1941
Low	0.1833	0.1754
At period-end	0.2059	0.1894
______________________
Source: FactSet
Cash Flow Hedges of Forecasted Foreign Currency Transactions
We may use foreign exchange hedge contracts to hedge foreign currency exposures. We hedge these cash flow exposures to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. As December 31, 2023, these foreign exchange hedge contracts, carried at fair value, have maturities of up to 15 months. We enter into these foreign exchange hedge contracts to hedge forecasted transactions in the normal course of business and accordingly, they are not speculative in nature.
We record changes in fair value of these cash flow hedges in accumulated other comprehensive income (loss) in our Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction affects earnings, we reclassify the related gain or loss on the cash flow hedges to earnings in the same line item as the hedged items. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the deferred gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to earnings. For the twelve months ended December 31, 2023, there were no net gains or losses recognized in earnings relating to hedges of forecasted transactions that did not occur. See Note 8 to the consolidated financial statements for additional details regarding our derivative financial instruments.
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates on borrowings under the Company’s long-term debts. Borrowings under NatWest Debt bear an interest rate equal to SONIA plus 2.75% per annum and our Amended ABL Facility at the applicable margin plus Secured Overnight Financing Rate (“SOFR”). Fluctuations in our variable interest rate on our current or future borrowings could affect our financial condition, results of operations, or liquidity. Based on borrowings outstanding as of December 31, 2023, a 10% change in interest rates would have minimal financial impacts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and related notes required by this item are included in Part IV of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management evaluated, with reasonable assurance, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. The assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein.
Changes in Internal Control Over Financial Reporting
During the year ended December 31, 2023, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Remediation of Previously Reported Material Weaknesses
None.

ITEM 9B.	OTHER INFORMATION
During the year ended December 31, 2023, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our Proxy Statement relating to our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after our year ended December 31, 2023 and which is incorporated herein by reference. Information about our executive officers can be found in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be presented in our Proxy Statement relating to our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after our year ended December 31, 2023 and which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our Proxy Statement relating to our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after our year ended December 31, 2023 and which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our Proxy Statement relating to our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after our year ended December 31, 2023 and which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be presented in our Proxy Statement relating to our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after our year ended December 31, 2023 and which is incorporated herein by reference.

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
Bristow Group Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Appendix C to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 24, 2023 (File No. 001-35701)).

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
Facility Agreement, dated as of January 22, 2024, among Bristow Helicopters Limited, the banks and financial institutions party thereto and National Westminster Bank Plc (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on January 24, 2024 (File No. 001-35701)).

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

10.13	*
Amendment No. 1 to Bristow Group Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 24, 2023 (File No. 001-35701)).

21.1	†	List of subsidiaries of Bristow Group Inc.
23.2	†	Consent of KPMG LLP, independent registered public accounting firm.
31.1	†	Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	†	Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	††	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	††	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	+	Bristow Group Inc. Executive Officer Compensation Recoupment Policy
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated herein by reference as indicated.
**	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.
+	Management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 15 (b) of the rules governing the preparation of this Annual Report on Form 10-K.
†	Filed herewith
††	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

Bristow Group Inc.

		By:	/s/ Jennifer D. Whalen
Jennifer D. Whalen, Senior Vice President, Chief Financial Officer

		Date:	March 5, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signer	Title		Date

	/s/ Christopher S. Bradshaw	President, Chief Executive Officer and Director		March 5, 2024
	Christopher S. Bradshaw	(Principal Executive Officer)

	/s/ Jennifer D. Whalen	Senior Vice President and Chief Financial Officer		March 5, 2024
	Jennifer D. Whalen	(Principal Financial Officer)

	/s/ Richard E. Tatum	Vice President and Chief Accounting Officer		March 5, 2024
	Richard Tatum	(Principal Accounting Officer)

	/s/ G. Mark Mickelson	Chairman of the Board and Director		March 5, 2024
G. Mark Mickelson

	/s/ Lorin L. Brass	Director		March 5, 2024
Lorin L. Brass

	/s/ Wesley E. Kern	Director		March 5, 2024
Wesley E. Kern

	/s/ Robert J. Manzo	Director		March 5, 2024
Robert J. Manzo

	/s/ Maryanne Miller	Director		March 5, 2024
Gen. Maryanne Miller

	/s/ Christopher Pucillo	Director		March 5, 2024
Christopher Pucillo

	/s/ Shefali Shah	Director		March 5, 2024
Shefali Shah

	/s/ Brian D. Truelove	Director		March 5, 2024
Brian D. Truelove

*By	/s/ Elizabeth Matthews			March 5, 2024
Elizabeth Matthews, Senior Vice President, General Counsel, Head of Government Affairs, and Corporate Secretary, as Attorney-In-Fact for each of the Persons indicated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Bristow Group Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Bristow Group Inc. and subsidiaries (the Company) as of December 31, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2023, the nine months ended December 31, 2022, and the year ended March 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2023, the nine months ended December 31, 2022, and the year ended March 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 5, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current year audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Realizability of certain deferred tax assets
As described in Notes 1 and 12 to the consolidated financial statements, the Company recognizes deferred income tax assets and liabilities based upon temporary differences between the carrying amount and tax basis of the Company’s assets and liabilities. The realization of deferred income tax assets is dependent upon the generation of sufficient taxable income during future periods in which the temporary differences are expected to reverse. The Company records a valuation allowance when it believes it is more-likely-than-not that any deferred income tax asset created will not be realized. As of December 31, 2023, the Company recorded valuation allowances on foreign operating loss carryforwards of $79.1 million.
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
March 5, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Bristow Group Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Bristow Group Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2023, for the nine months ended December 31, 2022, and for the year ended March 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 5, 2024 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Houston, Texas
March 5, 2024

BRISTOW GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022
Revenues:
Operating revenues	$1,264,298	$897,880	$1,139,063
Reimbursable revenues	33,131	24,689	46,141
Total revenues	1,297,429	922,569	1,185,204

Costs and expenses:
Operating expenses	957,593	690,691	872,857
Reimbursable expenses	32,810	24,179	45,557
General and administrative expenses	181,745	123,041	159,062
Merger and integration costs	2,201	994	3,240
Restructuring costs	—	—	3,098
Depreciation and amortization expense	70,606	49,587	74,981
Total costs and expenses	1,244,955	888,492	1,158,795

Loss on impairment	—	(5,187)	(24,835)
Gains (losses) on disposal of assets	1,112	(480)	1,347
Earnings (losses) from unconsolidated affiliates	7,165	1,461	(1,738)
Operating income	60,751	29,871	1,183

Interest income	8,646	1,651	161
Interest expense, net	(41,417)	(30,707)	(41,521)
Loss on extinguishment of debt	—	—	(124)
Reorganization items, net	(86)	(99)	(621)
Loss on sale of subsidiaries	—	—	(2,002)
Other, net	(9,882)	20,363	38,505
Total other income (expense), net	(42,739)	(8,792)	(5,602)
Income (loss) before income taxes	18,012	21,079	(4,419)
Income tax expense	(24,932)	(7,494)	(11,294)
Net income (loss)	(6,920)	13,585	(15,713)
Net loss (income) attributable to noncontrolling interests	140	(57)	(78)
Net income (loss) attributable to Bristow Group Inc.	$(6,780)	$13,528	$(15,791)
Earnings (losses) per common share:
Basic	$(0.24)	$0.48	$(0.55)
Diluted	$(0.24)	$0.47	$(0.55)
Weighted average shares of common stock outstanding:
Basic	28,139	28,066	28,533
Diluted	28,139	28,574	28,533

See accompanying notes to consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022

Net income (loss)	$(6,920)	$13,585	$(15,713)
Other comprehensive income (loss):
Currency translation adjustments	23,749	(48,368)	(25,274)
Pension liability adjustment	5,149	(12,441)	5,962
Unrealized gains on cash flow hedges, net	516	202	2,777
Total other comprehensive income (loss)	29,414	(60,607)	(16,535)
Total other comprehensive income (loss)	22,494	(47,022)	(32,248)
Net comprehensive loss (income) attributable to noncontrolling interests	140	(57)	(78)
Total comprehensive income (loss) attributable to Bristow Group Inc.	$22,634	$(47,079)	$(32,326)

See accompanying notes to consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$180,265	$160,029
Restricted cash	3,397	3,654
Accounts receivables, net	234,620	215,131
Inventories	99,863	81,886
Prepaid expenses and other current assets	45,438	32,425
Total current assets	563,583	493,125
Property and equipment, net	927,766	915,251
Investment in unconsolidated affiliates	19,890	17,000
Right-of-use assets	287,939	240,977
Other assets	138,100	145,648
Total assets	$1,937,278	$1,812,001
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,885	$89,610
Accrued wages, benefits and related taxes	52,685	45,206
Income taxes payable and other accrued taxes	8,176	6,651
Deferred revenue	20,334	14,300
Accrued maintenance and repairs	24,545	19,654
Current portion of operating lease liabilities	75,288	76,261
Accrued interest and other accrued liabilities	27,629	22,252
Current maturities of long-term debt	13,247	11,656
Total current liabilities	309,789	285,590
Long-term debt, less current maturities	534,823	499,765
Accrued pension liabilities	87	20,089
Other liabilities and deferred credits	11,733	5,030
Deferred taxes	42,710	48,633
Long-term operating lease liabilities	214,957	165,955
Total liabilities	1,114,099	1,025,062
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value, 110,000 authorized; 28,310 and 28,009 outstanding as of December 31, 2023 and 2022, respectively	311	306
Additional paid-in capital	725,773	709,319
Retained earnings	217,968	224,748
Treasury stock, at cost; 2,566 and 2,456 shares as of December 31, 2023 and 2022, respectively	(65,722)	(63,009)
Accumulated other comprehensive loss	(54,643)	(84,057)
Total Bristow Group Inc. stockholders’ equity	823,687	787,307
Noncontrolling interests	(508)	(368)
Total stockholders’ equity	823,179	786,939
Total liabilities and stockholders’ equity	$1,937,278	$1,812,001
See accompanying notes to consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

		Total Bristow Group Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
March 31, 2021	$1,572	$303	29,694	$687,715	$227,011	$(10,501)	$(6,915)	$(542)	$897,071
Share award amortization	—	—	110	11,686	—	—	—	—	11,686
Share repurchases	—	—	(1,517)	—	—	(41,158)	—	—	(41,158)
Sale of noncontrolling interest	(1,572)	—	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	—	—	17	17
Net income (loss)		—	—	—	(15,791)	—	—	78	(15,713)
Other comprehensive loss	—	—	—	—	—	—	(16,535)	—	(16,535)
March 31, 2022	$—	$303	28,287	$699,401	$211,220	$(51,659)	$(23,450)	$(447)	$835,368
Share award amortization	—	3	195	9,918	—	—	—	—	9,921
Share repurchases	—	—	(473)	—	—	(11,350)	—	—	(11,350)
Currency translation adjustments	—	—	—	—	—	—	—	22	22
Net income (loss)	—	—	—	—	13,528	—	—	57	13,585
Other comprehensive loss	—	—	—	—	—	—	(60,607)	—	(60,607)
December 31, 2022	$—	$306	28,009	$709,319	$224,748	$(63,009)	$(84,057)	$(368)	$786,939
Share award amortization	—	5	386	16,454	—	—	—	—	16,459
Share repurchases	—	—	(85)	—	—	(2,713)	—	—	(2,713)
Net loss	—	—	—	—	(6,780)	—	—	(140)	(6,920)
Other comprehensive income	—	—	—	—	—	—	29,414	—	29,414
December 31, 2023	$—	$311	28,310	$725,773	$217,968	$(65,722)	$(54,643)	$(508)	$823,179

The accompanying notes are an integral part of these consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022
Cash flows from operating activities:
Net income (loss)	$(6,920)	$13,585	$(15,713)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	85,586	59,817	87,236
Loss on impairment	—	5,187	24,835
Losses (gains) on disposal of assets	(1,112)	480	(1,347)
Equity (earnings) losses from unconsolidated affiliates, net.	(6,828)	(1,461)	1,738
Loss on extinguishment of debt	—	—	124
Loss on sale of subsidiaries	—	—	2,002
Deferred income taxes	669	(5,322)	(1,744)
Bad debt expense	—	—	309
Share-based compensation expense	16,459	9,921	11,686
Amortization of deferred financing fees	2,847	1,172	1,323
Discount amortization on long-term debt	473	4,972	7,710
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(27,024)	(15,348)	10,584
Inventory, prepaid expenses and other assets	(39,848)	(61,604)	15,916
Accounts payable, accrued expenses and other liabilities	7,735	(24,703)	(20,805)
Net cash provided by (used in) operating activities	32,037	(13,304)	123,854
Cash flows from investing activities:
Capital expenditures	(81,507)	(49,574)	(31,068)
Proceeds from asset dispositions	34,188	18,032	14,549
Cash transferred in sale of subsidiaries, net of cash received	—	—	(851)
Acquisition, net of cash received	—	(12,600)	—
Net cash used in investing activities	(47,319)	(44,142)	(17,370)
Cash flows from financing activities:
Proceeds from borrowings	169,508	—	—
Debt issuance costs	(2,714)	(822)	(3,112)
Repayment of debt	(142,046)	(8,560)	(19,213)
Purchase of treasury shares	(2,713)	(11,350)	(41,158)
Net cash provided by (used in) financing activities	22,035	(20,732)	(63,483)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	13,226	(24,153)	(8,066)
Net increase (decrease) in cash, cash equivalents and restricted cash	19,979	(102,331)	34,935
Cash, cash equivalents and restricted cash at beginning of period	163,683	266,014	231,079
Cash, cash equivalents and restricted cash at end of period	$183,662	$163,683	$266,014
Cash paid during the period for:
Interest	$39,475	$17,586	$32,030
Income taxes	$19,279	$16,841	$11,953

See accompanying notes to consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include the accounts of Bristow Group Inc. and its consolidated entities. Unless the context otherwise indicates, references herein to the “Company” refer to the entity currently known as Bristow Group Inc. and formerly known as Era Group Inc., together with all of its current subsidiaries; “Era” refers to Era Group Inc. (currently known as Bristow Group Inc., the parent of the combined company) and its subsidiaries prior to consummation of the merger with Old Bristow on June 11, 2020 (the “Merger”); and “Old Bristow” refers to the entity formerly known as Bristow Group Inc. and now known as Bristow Holdings U.S. Inc., together with its subsidiaries prior to the consummation of the Merger.
Change in Fiscal Year End — In August 2022, the Board of Directors of Bristow (the “Board”) approved a change in the fiscal year end of the Company from March 31st to December 31st, effective January 1, 2023. As a result of this change, the Company filed audited financial statements for the nine-month transition period from April 1, 2022 to December 31, 2022, on a Transition Report on From 10-KT, filed with the Securities and Exchange Commission (“SEC”) on March 9, 2023.
The consolidated financial information for the twelve months ended December 31, 2023, the nine months ended December 31, 2022, and twelve months ended March 31, 2022 has been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the SEC on this Annual Report on Form 10-K.
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
Restricted Cash — The Company considers amounts deposited in escrow accounts at the end of each period as restricted cash. The Company’s restricted cash balances typically include certain payroll taxes for employee salaries in certain jurisdictions as outlined by local requirements and is shown as a separate line item in the consolidated balance sheet.
Trade Receivables and Current Expected Credit Losses — The Company’s customers are primarily major integrated, national and independent offshore energy companies and government agencies. The Company designates trade receivables as a single pool of assets based on their short-term nature, similar customer base and risk characteristics. Customers are typically granted credit on a short-term basis, and related credit risks are considered minimal. The Company conducts periodic quantitative and qualitative analysis on historic customer payment trends, customer credit ratings and foreseeable economic conditions. Historically, losses on trade receivables have been immaterial and uncorrelated to each other. Based on these analyses, the Company decides if additional reserve amounts are needed against the trade receivables asset pool on a case by case basis. When collection efforts have been exhausted, trade receivables and the associated allowance for doubtful accounts are removed from accounts receivables.
The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, such provisions are estimates and actual results could differ from those estimates and those differences may be material.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The allowance for doubtful accounts for the periods reflected below were as follows (in thousands):

	December 31,
	2023	2022
Balance – beginning of period	$1,847	$1,887
Write-offs and collections	(1,774)	(40)
Foreign currency effects	4	—
Balance – end of period	$77	$1,847
Inventories — Inventories consist primarily of spare parts utilized for maintaining the Company’s global fleet of aircraft and are stated at average cost, net of allowances for excess and obsolete inventory. The Company establishes an allowance to accrue for the retirement of the cost of spare parts expected to be on hand at the end of a fleet’s life over the service lives of the related equipment, taking into account the estimated salvage value of the parts. As of December 31, 2023 and 2022, our inventory allowance balance was $3.0 million and $2.5 million, respectively.
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
As of December 31, 2023, the estimated useful life (in years) of the Company’s categories of new property and equipment was as follows:

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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Contingencies — The Company establishes reserves for estimated loss contingencies when it believes a loss is probable and the amount of the loss can be reasonably estimated. The Company’s contingent liability reserves relate primarily to potential tax assessments, litigation, personal injury claims and environmental liabilities and are adjusted as a result of changes in facts or circumstances that become known or changes in previous assumptions with respect to the likelihood or amount of loss. Such revisions are based on information that becomes known or circumstances that change after the reporting date for the previous period through the reporting date of the current year. Should the outcome differ from the Company’s assumptions and estimates or other events result in a material adjustment to the accrued estimated reserves, revisions to the estimated reserves for contingent liabilities would be required to be recognized. Legal costs related to contingent liabilities are expensed as incurred.
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
Derivative Financial Instruments — The Company records changes in fair value of derivatives designated as cash flow hedges in accumulated other comprehensive income (loss) in its consolidated balance sheets, until the forecasted transaction occurs. When the forecasted transaction affects earnings, the Company reclassifies it to earnings in the same line item as the hedged items. The Company evaluates hedge effectiveness at the inception of the hedge prospectively, and on an ongoing basis both retrospectively and prospectively. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, it will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to earnings.
Revenue Recognition — See Note 3 for a discussion of the Company’s accounting for revenue recognition.
Maintenance and Repairs — The Company generally charges maintenance and repair costs, including major helicopter component overhaul costs, to earnings as the costs are incurred. However, certain helicopter components, such as engines and transmissions, are maintained by third-party vendors under contractual agreements also referred to as PBH maintenance agreements. Under these agreements, the Company is charged an agreed amount per hour of flying time related to maintenance, repair and overhaul of the parts and components covered. The costs charged under these contractual agreements are recognized in the period in which the flight hours occur. To the extent that the Company has not yet been billed for costs incurred under these arrangements, these costs are included in accrued maintenance and repairs on its consolidated balance sheets.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The cost of certain major overhauls on owned fixed-wing aircraft are capitalized when incurred and depreciated over the period until the next expected major overhaul. The cost of major overhauls on leased fixed-wing aircraft are charged to operating expense when incurred.
Share-Based Compensation — The grant date fair value of share-based awards granted to employees is recognized as an employee compensation expense over the requisite service period on a straight-line basis. The amount of compensation expense ultimately recognized is based on the number of awards that meet the vesting conditions at the vesting date.
Foreign Currency Transactions — The reporting currency for all of the Company’s foreign entities is the U.S. dollar. From time to time, the Company enters into transactions denominated in currencies other than its reporting currency. Gains and losses resulting from changes in currency exchange rates between the reporting currency and the currency in which a transaction is denominated are included in other income (expense), net in the accompanying consolidated statements of operations in the period which the currency exchange rates change. During the twelve months ended December 31, 2023, the Company recognized foreign currency exchange losses of $10.7 million. During the nine months ended December 31, 2022 and twelve months ended March 31, 2022, the Company recognized foreign currency exchange gains of $14.9 million and $7.0 million, respectively.
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
Earnings (Losses) Per Common Share — Basic earnings (losses) per common share of the Company are computed based on the weighted average number of common shares issued and outstanding during the relevant periods. Diluted earnings (losses) per common share of the Company are computed based on the weighted average number of common shares issued and outstanding plus the effect of potentially dilutive securities through the application of the treasury method and/or the if-converted method, when applicable.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined as not applicable to the Company’s consolidated financial position or result of operations.
In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The purpose of ASU 2023-09 is to enhance the transparency and decision usefulness of income tax disclosures to investors and other allocators of capital. The objectives of the amendment is to provide information to better assess how an entity’s operations and related tax risk and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This standard will be effective prospectively for fiscal years beginning after December 15, 2024. The Company is evaluating the potential impact of the adoption of this ASU on its consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 applies to all public entities that are required to report segment information in accordance

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to Topic 280. The purpose of this ASU is to improve financial reporting by requiring disclosure of incremental information on an annual and interim basis by disclosing significant segment expenses, transparency on measures of segment’s profit and loss in assessing performance and resource allocations and identify the chief operating decision maker. This standard will be effective for fiscal years beginning December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the potential impact of the adoption of this ASU on its consolidated financial statements.
In August 2023, the FASB issued ASU 2023-05 - Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. The purpose of ASU 2023-05 is to address the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The objectives of the amendments are to provide decision-useful information to investors and other allocators of capital in a joint venture’s financial statements and reduce diversity in practice. This standard will be effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. The Company is evaluating the potential impact of the adoption of this ASU on its consolidated financial statements.
Note 2 — PROPERTY AND EQUIPMENT
The following table presents details on the major classes of property and equipment as of (in thousands):

	December 31,
	2023	2022
Aircraft	$779,945	$784,836
Land and buildings	175,266	167,820
Other property and equipment	105,342	107,355
Construction-in-progress	99,320	35,300
Property and equipment, at cost	$1,159,873	$1,095,311
Less: accumulated depreciation	(232,107)	(180,060)
Property and equipment, net	$927,766	$915,251
During the twelve months ended December 31, 2023, nine months ended December 31, 2022 and twelve months ended March 31, 2022, the Company recognized depreciation expense of $61.9 million, $44.1 million and $66.7 million, respectively.
Other Asset and Inventory Considerations
During the nine months ended December 31, 2022, the Company entered into and amended two existing PBH agreements with maintenance service providers for its AW139 helicopter fleet. The terms of these agreements included a buy-in payable of approximately $55 million for the hours flown on the aircraft prior to entry into the PBH agreements. The buy-in amount for the transaction has been paid in full and is reflected in other long-term assets with the amount due for amortization within a year reflected in prepaid expenses and other current assets on the consolidated balance sheets. The balance is amortized through operating expense on the consolidated statements of operations on a straight-line basis over the contract term. During the nine months ended December 31, 2022, the Company wrote off $5.2 million of intangible assets related to legacy AW139 airframe agreements in connection with these PBH agreements. This loss is reflected on the loss on impairment line of the consolidated statement of operations.
During the twelve months ended March 31, 2022, the Company recognized $11.8 million in loss on impairment related to certain aircraft, equipment and inventory.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3 — REVENUES
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
Helicopter services — The Company’s principal customers - international, independent and major integrated energy companies and government agencies - charter its helicopters primarily to transport personnel to, from and between onshore bases and offshore production platforms, drilling rigs and other installations. Revenues from helicopter services are recognized when performance obligations are satisfied over time based on contractual rates as related services are performed. A performance obligation arises under contracts with customers to render services. Operating revenues are derived mainly from fixed-term contracts with the Company’s customers. A portion of the Company’s offshore energy customer revenues is derived from providing services on an “ad-hoc” basis. The Company’s fixed-term contracts typically have original terms of one to five years for offshore energy contracts and up to ten years for government services contracts (subject to provisions permitting early termination by its customers).
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenues when, or as, the performance obligation is satisfied. Within this contract type for helicopter services, the Company determined that each contract has a single distinct performance obligation. These contracts include a fixed monthly rate for a particular model of aircraft plus an incremental charge, which represents the variable component of a typical contract with a customer. Rates for these variable charges vary depending on the type of services provided and can be based on a per flight hour, per day, or per month basis. The variable component of a contract is not effective until a customer-initiated flight order is received, and the actual hours flown are determined; variable consideration is recognized when the services are rendered pursuant to the variable allocation exception.
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
Fixed wing services — The Company owns a regional fixed wing operator (“Airnorth”) in Australia. Airnorth provides fixed wing transportation services through regular passenger transport (scheduled airline service with individual ticket sales) and charter services. A performance obligation arises under contracts with customers to render services. Within fixed wing services, the Company determined that each contract has a single distinct performance obligation. Revenue is recognized over time at the earlier of the period in which the service is provided or the period in which the right to travel expires, which is determined by the terms and conditions of the ticket. Ticket sales are recorded within deferred revenue in accordance with the above policy. Both chartered and scheduled airline service revenues are recognized net of passenger taxes and discounts.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Total revenues for the periods reflected in the table below were as follows (in thousands):

	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022
Revenues from contracts with customers	$1,263,855	$896,777	$1,151,035
Total other revenues	33,574	25,792	34,169
Total revenues	$1,297,429	$922,569	$1,185,204
Revenues by Service Line. Operating revenues earned by service line for the periods reflected in the table below were as follows (in thousands):

	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022
Offshore energy services	$809,774	$590,761	$767,720
Government services	336,917	217,028	272,859
Fixed wing services	107,232	79,952	85,372
Other services	10,375	10,139	13,112
Total operating revenues	$1,264,298	$897,880	$1,139,063
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

	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022
Revenues from outstanding contract liabilities	$11,233	$6,556	$7,325

	December 31,
	2023	2022
Receivables under contracts with customers	$208,417	$182,742
Contract liabilities under contracts with customers	18,886	12,931
Contract liabilities are primarily generated by fixed wing services where customers pay for tickets in advance of receiving the Company’s services and advanced payments from helicopter services customers and from mobilization fees received from customers in connection with new contract commencements. There were no contract assets as of December 31, 2023 and December 31, 2022.
Contract Fulfillment Costs
Costs to fulfill a contract with a customer incurred in advance of the commencement of a new contract are recognized as an asset and amortized on a straight-line basis over the life of the contract if the costs are directly related to the new contract, the costs are specifically identifiable, the costs generate or enhance resources of the entity and are expected to be recovered by the Company. These deferred costs are included in other long-term assets with the amount due for amortization within a year reflected in prepaid expenses and other current assets on the consolidated balance sheets. The balance is amortized through operating expense on the consolidated statements of operations.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2023 and 2022, deferred costs were $17.4 million and $5.4 million. During the twelve-months ended December 31, 2023, the Company recognized $2.5 million of amortization related to these deferred costs.
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
Excluding any applicable cancellation penalties, revenues from performance obligations that are unsatisfied (or partially unsatisfied) on contracts with fixed consideration that have an expected duration of one year or more and therefore not subject to the practical expedient as of December 31, 2023 were $14.8 million, which are expected to be recognized in 2024. These amounts exclude expected considerations related to performance obligations of a variable nature (i.e., flight services) as they cannot be reasonably and reliably estimated.
Note 4 — VARIABLE INTEREST ENTITIES AND OTHER INVESTMENTS IN SIGNIFICANT AFFILIATES.
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
As of December 31, 2023, the Company had interests in seven VIEs (as described below) of which the Company was the primary beneficiary. The Company had no interests in VIEs of which the Company was not the primary beneficiary.
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
Bristow Aviation Holdings Limited (“Bristow Aviation”) — The Company owns common stock and a significant amount of Bristow Aviation’s subordinated debt. Bristow Aviation is incorporated in England and, through its subsidiaries, holds all the outstanding shares in BHL. As of December 31, 2023, the Company and Impigra (as defined below) owned 49% and 51%, respectively, of Bristow Aviation. A number of the subsidiaries of Bristow Aviation provide aviation services to customers primarily in Australia, Nigeria, Norway, Trinidad and the UK Bristow Aviation’s subsidiaries include BNAS, BHNL, PAAN and YII Energy, and it eliminates all transactions among and between these VIEs.
Bristow EU Holdco B.V. (“BEU”) — BEU is a legal entity in the Netherlands to provide services in certain European Union jurisdictions. BEU is 49% owned by the Company and 51% owned by a European Union national. The financial information for this VIE is aggregated within the summary financial information table below.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Impigra Aviation Holdings Limited (“Impigra”) — Impigra is a British company owned 100% by UK Bristow employees and owns 51% of the ordinary shares of Bristow Aviation. The assets and liabilities of Impigra consist primarily of intercompany balances, including loans, which are eliminated in consolidation.
Pan African Airlines (Nigeria) Limited (“PAAN”) — PAAN is a joint venture in Nigeria with local partners in which the Company owns an interest of 56.15%. PAAN provides industrial aviation services to customers in Nigeria. The Company has also historically provided subordinated financial support to PAAN. As the Company has the power to direct the most significant activities affecting the economic performance of PAAN and holds a variable interest in the form of the Company’s equity investment and working capital infusions, the Company consolidates PAAN as the primary beneficiary. The financial information for this VIE is aggregated within the summary financial information table below.
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
The Company eliminates all transactions among and between the VIEs listed above within its consolidated financial statements. The following table shows summarized financial information, in aggregate, for the Company’s VIEs and their subsidiaries (in thousands):

	December 31,
	2023	2022
Total assets	$1,076,745	$944,744
Total liabilities(1)	$5,274,946	$4,025,440
____________________
(1)Includes Bristow Aviation subordinated unsecured loan stock (debt) bearing interest at an annual rate of 13.5% and payable semi-annually to the Company that is not eliminated at the Bristow Aviation and subsidiaries summarized financial information level, but is eliminated at Bristow Group Inc. and subsidiaries. Payment of interest on such debt has been deferred since its incurrence in 1996 at an annual rate of 13.5% and aggregated $4.2 billion and $3.2 billion as of December 31, 2023 and 2022, respectively.
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
In January 2021, upon evaluating its investment in Cougar, the Company determined the investment to be other-than-temporarily impaired due to the loss of a significant customer contract and further deterioration of the future sentiment for the Eastern Canadian offshore energy market during the COVID-19 pandemic; resulting in the Company impairing its investment in Cougar. The Company concluded that it was no longer probable that it would collect substantially all consideration for lease agreements when due. As such, the Company transitioned to the cash basis of accounting for lease payments to be received from Cougar under the current aircraft and facilities leasing arrangements in place. The Company continues to recognize revenues associated with the Maintenance Services and Support Agreement (the “MSSA”) with Cougar on an accrual basis as it expects to receive full compensation for services under the MSSA.
PAS — The Company has a 25% economic interest in Petroleum Air Services (“PAS”), an Egyptian corporation that provides helicopter and fixed wing transportation to the offshore energy industry and other general aviation services in Egypt. PAS is accounted for as a cost method investment. During the twelve months ended March 31, 2022, upon evaluating its investment in PAS, the Company identified an indicator for impairment due to a decline in PAS’s performance. As a result, the Company performed a fair valuation of its investment in PAS using a market approach that relied on significant Level III inputs

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
due to the nature of unobservable inputs that required significant judgment and assumptions. The market approach utilized two methods, each yielding similar valuation outcomes through the use of a multiple relevant to each method, derived from select guideline public companies, and an expected dividend rate or earnings of PAS. This resulted in a $16.0 million loss on impairment recorded during the twelve months ended March 31, 2022. As of December 31, 2023 and 2022, the investment in PAS totaled $17.0 million and is included on the consolidated balance sheets in investment in unconsolidated affiliate. During the twelve-months ended December 31, 2023, dividends received were $0.3 million. There were no dividends received during the nine months ended December 31, 2022 and twelve months ended March 31, 2022
Note 5 — RELATED PARTY TRANSACTIONS
The Company owns a 25% voting interest and a 40% economic interest in Cougar, an aviation services provider in Canada. Due to common ownership of Cougar, the Company considers VIH Aviation Group Ltd. (“VIH”) a related party.
The Company and VIH lease certain aircraft and facilities and from time to time purchases inventory from one another.
Revenues from and payments to related parties for the periods reflected in the table below were as follows (in thousands):

	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022
Revenues from contracts with related parties	$8,503	$7,463	$8,303
Other revenues from related parties	23,421	16,175	22,565
Total revenues from related parties	$31,924	$23,638	$30,868

Payments to related parties	$5,253	$4,385	$9,968
Additionally, during the twelve months ended December 31, 2023, the Company and VIH entered into resale agreements under which one S92 aircraft was sold in exchange for the purchase of another S92 aircraft in a non-monetary transaction. The exchange did not result in a gain or loss being recognized on the Company’s consolidated statement of operations.
As of December 31, 2023 and 2022, accounts receivables from related parties included in accounts receivables on the consolidated balance sheets were $1.2 million and $0.8 million, respectively.
Note 6 — DEBT
Debt as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31,
	2023	2022
6.875% Senior Notes	$394,184	$392,763
NatWest Debt	153,886	—
Lombard Debt	—	118,658
Total debt	548,070	511,421
Less short-term borrowings and current maturities of long-term debt	(13,247)	(11,656)
Total long-term debt	$534,823	$499,765
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
During the twelve months ended December 31, 2023, nine months ended December 31, 2022 and twelve months ended March 31, 2022, the Company made interest payments of $27.5 million, $13.8 million and $28.0 million, respectively. As of December 31, 2023 and 2022, the Company had $5.8 million and $7.2 million, respectively, of unamortized deferred financing fees associated with the 6.875% Senior Notes.
Lombard Debt — In November 2016, certain of Old Bristow’s subsidiaries entered into two, seven-year British pound sterling funded secured equipment term loans for an aggregate $200.0 million U.S. dollar equivalent with Lombard North Central Plc, a part of NatWest Group (the “Lombard Debt”). Borrowings under the financings previously bore interest at an interest rate equal to the GBP ICE Benchmark Administration’s Limited LIBOR, plus 2.25% per annum. During the twelve months ended March 31, 2022, the Company replaced LIBOR as the benchmark for the Lombard Debt with a new reference rate, the Sterling Overnight Index Average (“SONIA”). The financings which were funded in December 2016 and January 2017 were expected to mature in December 2023 and in January 2024, respectively. In January 2023, in connection with its maturity, the Company made a $129.1 million payment to extinguish the Lombard Debt.
During the twelve months ended December 31, 2023, the Company made interest payments of $0.6 million. During the nine months ended December 31, 2022 and twelve months ended March 31, 2022, the Company made principal and interest payments of $8.6 million and $3.8 million and $13.1 million and $3.8 million, respectively.
NatWest Debt — In January 2023, the Company entered into two thirteen-year secured equipment financings for an aggregate amount up to £145 million with National Westminster Bank Plc (“NatWest Debt”). The credit facilities were funded on January 27, 2023, for approximately £138 million. The net proceeds from the financings were used to refinance the indebtedness of the Lombard Debt and to provide additional financing support to the Company’s obligations under its search and rescue (“SAR”) contracts in the UK The credit facilities bear interest at a rate equal to SONIA plus 2.75% per annum and have approximately thirteen-year terms with repayment due in quarterly installments which commenced on March 31, 2023. Bristow's obligations under the NatWest Debt are secured by ten SAR helicopters.
During the twelve months ended December 31, 2023, the Company made principal and interest payments of $13.0 million and $11.4 million, respectively. As of December 31, 2023, the Company had $8.4 million of unamortized deferred financing fees associated with the NatWest Debt.
In January 2024, Bristow entered into a new twelve-year secured equipment financing for an aggregate principal amount of up to £55 million with a syndicate of banks led by National Westminster Bank Plc NatWest. The proceeds from the financing will be used to support Bristow's capital commitments related to the UKSAR2G contract. Bristow's obligations will be secured by four new Leonardo AW139 SAR configured helicopters, yet to be delivered. The credit facility has a 15-month availability period and is expected to fund during 2024, subject to delivery of the new SAR configured helicopters. The credit facility will bear interest at a rate equal to the SONIA plus 2.75% per annum.
Bristow contemporaneously entered into amendments and restatements of the credit facilities with respect to the other two existing tranches of the NatWest Debt in order to, among other things, reflect that certain subsidiaries will be providing guarantees of the term loans under the NatWest Debt.
ABL Facility — The Company’s asset-backed revolving credit facility (the “ABL Facility”) was entered into in April 2018, and provides that amounts borrowed under the ABL Facility (i) are secured by certain accounts receivable owing to the borrower subsidiaries and the deposit accounts into which payments on such accounts receivable are deposited, and (ii) are fully and unconditionally guaranteed as to payment by the Company, as a parent guarantor, and each of Bristow Norway AS, BHL, Bristow U.S. LLC and Era Helicopters, LLC (collectively, the “ABL Borrowers”). As of December 31, 2023, the ABL Facility

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
provided for commitments in an aggregate amount of $85.0 million with the ability to increase the total commitments up to a maximum aggregate amount of $120.0 million, subject to the terms and conditions therein.
As of December 31, 2023 and 2022, there were no outstanding borrowings under the ABL Facility nor had the Company made any draws during the twelve months ended December 31, 2023. Letters of credit issued under the ABL Facility in the aggregate face amount of $3.1 million and $0.6 million were outstanding on December 31, 2023 and 2022.
The Company’s scheduled principal long-term maturities as of December 31, 2023, which excludes unamortized deferred financing fees of $14.2 million, were as follows (in thousands):

Total Due
2024	$13,247
2025	13,247
2026	13,247
2027	13,247
2028	413,247
Thereafter	96,042
$562,277
Cash paid for interest expenses, net of capitalized interest, was $39.5 million, $17.6 million and $32.0 million during the twelve months ended December 31, 2023, nine months ended December 31, 2022 and twelve months ended March 31, 2022, respectively.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The carrying and fair values of the Company’s debt for the periods in the table below were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2023
LIABILITIES
6.875% Senior Notes(1)	$394,184	$—	$383,068	$—
NatWest Debt(2)	153,886	—	162,467	—
	$548,070	$—	$545,535	$—
December 31, 2022
LIABILITIES
6.875% Senior Notes(1)	$392,763	$—	$366,629	$—
Lombard Debt(3)	118,658	—	120,358	—
	$511,421	$—	$486,987	$—
_________________
(1)As of December 31, 2023 and 2022, the carrying values of unamortized deferred financing fees related to the Senior Notes were $5.8 million and $7.2 million, respectively.
(2)As of December 31, 2023, the carrying values of unamortized deferred financing fees related to the NatWest Debt were $8.4 million.
(3)As of December 31, 2022, the carrying values of unamortized discounts related to the Lombard Debt were $7.0 million.
Note 8 — DERIVATIVE FINANCIAL INSTRUMENTS
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
These foreign exchange hedge contracts, carried at fair value, have maturities of up to 15 months. As of December 31, 2023 and 2022, total notional amounts of outstanding cash flow hedges were $254.7 million and $134.7 million, respectively. As of December 31, 2023, the estimated net amounts of gains (losses) expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months is $0.9 million. For the twelve months ended December 31, 2023, nine months ended December 31, 2022 and twelve months ended March 31, 2022, there were no net gains or losses recognized in earnings relating to hedges of forecasted transactions that did not occur.
The fair value of derivative instruments on our Consolidated Balance Sheets as of December 31, 2023 and 2022 were as follows, presented on a gross basis (in thousands):

	December 31,
	2023		2022
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$2,557	$1,200	$1,590	$144

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9 — COMMITMENTS AND CONTINGENCIES
Fleet — The Company’s unfunded capital commitments as of December 31, 2023, consisted primarily of agreements to purchase helicopters and totaled $307.3 million, payable beginning in 2024. The Company also had $0.8 million of deposits paid on options not yet exercised as of December 31, 2023.
Included in these commitments are orders to purchase six AW189 heavy helicopters, six AW139 medium helicopters, five AW169 light twin helicopters and five H135 light twin helicopters. The AW139 helicopters are scheduled to be delivered in 2024, and the AW189 helicopters and H135 helicopters are scheduled to be delivered between 2024 and 2025. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company has outstanding options to purchase up to six additional AW189 helicopters and ten additional H135 helicopters. If these options are exercised, the AW189 helicopters would be scheduled for delivery between 2025 and 2026, and the H135 helicopters would be scheduled for delivery between 2027 and 2028. The Company may, from time to time, purchase aircraft for which it has no orders.
The Company may terminate $35.6 million of its capital commitments (inclusive of deposits paid on options not yet exercised) without further liability other than aggregate liquidated damages of approximately $1.1 million.
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
The majority of the bases from which the Company operates are leased with remaining terms between one and fifty-five years. The Company’s lease agreements are either month-to-month or non-cancelable and generally provide for fixed monthly rent payments. The Company also generally pays for insurance, taxes and maintenance expenses associated with these leases which is excluded from its lease liability and recognized as incurred.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Operating leases as of the periods reflected in the table below were as follows (in thousands):

	December 31,
	2023	2022
Operating lease right-of-use assets	$287,939	$240,977

Current portion of operating lease liabilities	75,288	76,261
Operating lease liabilities	214,957	165,955
Total operating lease liabilities	$290,245	$242,216
Operating leases for the periods reflected in the table below were as follows (in thousands, except years and percentages):

	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022
Cash paid for operating leases	$106,408	$69,669	$100,339
ROU assets obtained in exchange for lease obligations	$135,650	$107,034	$34,185
Weighted average remaining lease term	5 years	5 years	4 years
Weighted average discount rate	6.38%	6.09%	6.13%
The Company’s leases for aircraft range up to base terms of 143 months with renewal options of up to 48 months. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require the Company to pay a stipulated amount if the Company defaults on its obligations under the agreements.
Rent expense for the periods reflected in the table below were as follows (in thousands):

	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022
Rent expense under all operating leases	$102,729	$74,378	$106,180
Rent expense under operating leases for aircraft	$80,889	$57,976	$83,788
As of December 31, 2023, aggregate future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year, including leases for aircraft, are as follows (in thousands):

	Aircraft	Other	Total
Twelve months ended December 31,
2024	$79,109	$11,548	$90,657
2025	71,167	9,419	80,586
2026	58,117	7,599	65,716
2027	36,325	5,000	41,325
2028	22,214	4,137	26,351
Thereafter	25,713	9,515	35,228
	$292,645	$47,218	$339,863

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 11 — INTANGIBLES
The Company’s intangible assets are reflected on the consolidated balance sheet in other long-term assets and are primarily related to search and rescue (“SAR”) customer contracts under UK operations (including both intangible assets for UKSAR and the Falkland Islands customer contracts) and Power-by-the-hour (“PBH”) maintenance agreements. Amortization expense of SAR customer contracts is included in depreciation and amortization expense on the consolidated statements of operations. Amortization expense of PBH intangible assets is included in operating expense on the consolidated statement of operations.
Intangible assets by type for the periods reflected below were as follows (in thousands):

	SAR customer contracts	PBH	Total
	Gross Carrying Amount
March 31, 2022	$59,240	$92,081	$151,321
Additions	7,037	—	7,037
Write-offs	—	(5,187)	(5,187)
Translation	(3,406)	(2,614)	(6,020)
December 31, 2022	$62,871	$84,280	$147,151
Translation	1,974	1,710	3,684
December 31, 2023	$64,845	$85,990	$150,835

	Accumulated Amortization
March 31, 2022	$(19,455)	$(47,945)	$(67,400)
Amortization expense	(6,480)	(7,456)	(13,936)
December 31, 2022	$(25,935)	$(55,401)	$(81,336)
Amortization expense	(11,036)	(10,020)	(21,056)
December 31, 2023	$(36,971)	$(65,421)	$(102,392)

Weighted average remaining contractual life, in years	3.2	12.4	7.1

Future amortization expense of intangible assets for periods ended December 31, is as follows (in thousands):

	SAR customer contracts	PBH	Total
2024	$9,156	$9,882	$19,038
2025	8,883	8,734	17,617
2026	8,766	259	9,025
2027	793	259	1,052
2028	276	259	535
Thereafter	—	1,176	1,176
	$27,874	$20,569	$48,443

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
The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Foreign tax credits	$19,456	$30,142
Net operating losses	153,068	155,532
Pension liability	(269)	5,383
Interest expense limitation	49,431	42,995
Accrued expenses not currently deductible	18,367	14,439
Lease liabilities	34,553	36,101
Other	6,544	10,771
Gross deferred tax assets	281,150	295,363
Valuation allowance	(155,411)	(159,648)
Total deferred tax assets	$125,739	$135,715
Deferred tax liabilities:
Property and equipment	$(99,684)	$(96,121)
Inventories	(1,366)	(2,152)
Investment in foreign subsidiaries and unconsolidated affiliates	(6,365)	(14,059)
Right-of-use lease asset	(34,496)	(35,135)
Intangibles	(13,245)	(14,440)
Other	(2,578)	(3,308)
Total deferred tax liabilities	$(157,734)	$(165,215)
Net deferred tax liabilities	$(31,995)	$(29,500)
As of December 31, 2023, the Company had deferred tax assets of $10.7 million recorded in other assets on the consolidated balance sheets.
For U.S. income taxes, companies may use foreign tax credits to offset the income taxes due on income earned from foreign sources. The foreign tax credits claimed for a particular taxable year may be limited. Foreign tax credits may be carried back one year and forward ten years. As of December 31, 2023, the Company had $19.5 million of excess foreign tax credits, of which, $13.2 million will expire in 2024 and $6.3 million will expire after 2025.
As of December 31, 2023, the Company had a $38.0 million net operating loss carryforward in the U.S. In addition, the Company has net operating losses in certain states totaling $563.4 million, which began to expire during the twelve months ended December 31, 2023. The following table shows the expiration of such loss carryforwards (in thousands, except dates):

	December 31, 2023	Expiration
Foreign tax credit carryforwards	$19,456	2024-2032
Foreign net operating loss carryforwards	$395,232	Indefinite
State net operating loss carryforwards	$428,846	Indefinite
State net operating loss carryforwards	$134,533	2024-2041
Section 163j interest expense	$235,384	Indefinite
The Company estimates the likelihood of the recoverability of its deferred tax assets. Any valuation allowance recorded is based on estimates and assumptions of taxable income in future periods and a determination is made of the magnitude of

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
deferred tax assets which are more likely than not to be realized. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowance against its deferred tax assets and its effective tax rate may increase which could result in a material adverse impact on the Company’s financial position, results of operations and cash flows. The valuation allowance continues to be applied against certain deferred income tax assets where the Company has assessed that the realization of such assets does not meet the “more likely than not” criteria. Valuation allowances against net deferred tax assets aggregated to $155.4 million and $159.6 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023, valuation allowances were $79.1 million for foreign operating loss carryforwards, $32.4 million for state operating loss carryforwards, $27.7 million for interest expense limitation carryforwards, $15.3 million for foreign tax credits and $0.9 million for capital loss carryforwards. As of December 31, 2022, valuation allowances were $79.9 million for foreign operating loss carryforwards, $31.6 million for state operating loss carryforwards, $17.7 million for interest expense limitation carryforwards and $29.4 million for foreign tax credits and $1.0 million for capital loss carryforwards.
The Company recorded $2.5 million of deferred taxes related to the change in estimated UK pension liabilities. This amount is reflected in other comprehensive income. During the twelve months ended December 31, 2023, the Company utilized $27.0 million of net operating losses in various foreign jurisdictions and released through continuing operations an offsetting valuation allowance previously recorded against the net operating losses.
The components of income (loss) before income taxes for the periods reflected in the table below were as follows (in thousands):

	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022
Domestic	$(39,130)	$(7,692)	$(23,346)
Foreign	57,142	28,771	18,927
Income (loss) before income taxes	$18,012	$21,079	$(4,419)
The components of income tax expense (benefit) for the periods reflected in the table below were as follows (in thousands):

	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022
Current:
Domestic	$10,347	$3,995	$5,971
Foreign	13,916	8,821	7,068
	$24,263	$12,816	$13,039
Deferred:
Domestic	$(2,568)	$(3,419)	$(5,945)
Foreign	3,237	(1,903)	4,200
	$669	$(5,322)	$(1,745)
Income tax expense	$24,932	$7,494	$11,294

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The reconciliation of the U.S. Federal statutory tax rate to the effective income tax rate for the periods reflected in the table below is as follows:

	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022
Statutory rate	21.0%	21.0%	21.0%
Net foreign tax on non-U.S. earnings	15.5%	49.0%	(348.2)%
Foreign earnings double tax relief	(9.5)%	(5.0)%	25.2%
Foreign earnings indefinitely reinvested abroad	(3.4)%	(28.7)%	44.8%
Change in valuation allowance	(23.6)%	(12.9)%	16.7%
Foreign earnings that are currently taxed in the U.S.	7.4%	5.9%	(40.5)%
Changes in prior year estimates	—%	0.9%	(3.8)%
Impact of U.S. withholding tax	2.2%	3.6%	(10.1)%
Impact of tax rate changes	2.6%	—%	—%
Foreign tax credits	76.5%	—%	—%
Deferred gains	7.9%	—%	—%
GILTI income	19.8%	—%	—%
Other, net	22.0%	1.8%	(45.2)%
Sale of subsidiaries	—%	—%	22.0%
Impairment of foreign investments	—%	—%	62.4%
Effective tax rate	138.4%	35.6%	(255.7)%
The Company’s effective income tax rate for the twelve months ended December 31, 2023 is primarily impacted by income tax from non-US earnings in certain profitable jurisdictions, adjustments to valuation allowances against future realization of deductible business interest expense and adjustments to valuation allowances against net operating losses.
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
The following table summarizes the years open by jurisdiction as of December 31, 2023:

Years Open
U.S.	2020 to present
UK	2022 to present
Nigeria	2013 to present
Trinidad	2010 to present
Australia	2019 to present
Norway	2019 to present
Brazil	2019 to present
During the twelve months ended December 31, 2023, adjustments were made to estimates for uncertain tax positions in certain tax jurisdictions based upon changes in facts and circumstances, resulting in an increase to income tax expense. As of December 31, 2023 and 2022, the Company had $4.2 million and $4.1 million, of unrecognized tax benefits respectively, all of which would have an impact on its effective tax rate, if recognized.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The activity associated with unrecognized tax benefit for the periods reflected in the table below was follows (in thousands):

	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022
Unrecognized tax benefits – beginning of period	$4,067	$3,942	$4,258
Increases for tax positions taken in prior periods	106	200	147
Decreases for tax positions taken in prior periods	—	(75)	(420)
Decrease related to statute of limitation expirations	—	—	(43)
Unrecognized tax benefits – end of period	$4,173	$4,067	$3,942
As of December 31, 2023, the Company had aggregated approximately $211.3 million in unremitted earnings generated by foreign subsidiaries. The Company expects to indefinitely reinvest these earnings. The Company has not provided deferred taxes on these unremitted earnings. If the Company’s expectations were to change, withholding and other applicable taxes incurred upon repatriation, if any, are not expected to have a material impact on its results of operations.
Note 13 — SHARE-BASED COMPENSATION
In August 2021, the Company adopted the 2021 Equity Incentive Plan (the “LTIP”). Upon adoption, the LTIP replaced all pre-existing plans. The aggregate number of shares of common stock reserved and available for issuance pursuant to awards granted under the LTIP are (a) 1,640,000 shares minus (b) one share for each share issued under awards granted under pre-existing plans on or after June 1, 2021, through the adoption date of the LTIP, and plus (c) the number of shares subject to awards under pre-existing plans that are forfeited or expire and become available for issuance under the terms of the LTIP. The LTIP allows for awards to be granted in the form of stock options, stock appreciation rights, shares of restricted stock, other share-based awards (payable in cash or common stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. Shares underlying awards that expire, terminate, are cancelled, or forfeited to the Company, or are settled in cash may be reused for subsequent awards. As of December 31, 2023, 823,882 shares remained available to grant under the LTIP.
Restricted Stock — During the twelve months ended December 31, 2023, the number of shares and the weighted average grant price of restricted stock transactions were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested as of January 1, 2023:	1,356,379	$28.78
Granted	656,556	$24.35
Vested/released	(435,298)	$24.65
Cancelled/forfeited	(133,962)	$14.31
Non-vested outstanding as of December 31, 2023	1,443,675	$29.36
The aggregate intrinsic value of the awards that vested and were released during the twelve months ended December 31, 2023, was $11.2 million. As of December 31, 2023, the Company had approximately $18.1 million in total unrecognized compensation costs associated with these awards, and the weighted average period over which it is expected to be recognized is 1.8 years.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock Options — During the twelve months ended December 31, 2023, the number of stock options transactions and the weighted average grant price of stock options were as follows:

	Number of Shares	Weighted Average Grant Price	Weighted Average Exercise Price
Outstanding as of January 1, 2023:	412,529	$19.99	$22.11
Exercised/released	(12,500)	$10.99	$15.76
Cancelled/forfeited	(1,540)	$24.67	$17.87
Expired	(22,410)	$27.35	$55.69
Outstanding as of December 31, 2023	376,079	$19.83	$20.34
As of December 31, 2023, the Company had no unrecognized compensation costs associated with stock options. The weighted average remaining contractual term on the outstanding stock options is 5.8 years. As of December 31, 2023, the weighted average exercise price of the vested and exercisable stock options was $20.34 and had an aggregate intrinsic value of $3.8 million. The Company did not grant any stock options during the twelve months ended December 31, 2023, the nine months ended December 31, 2022, and twelve months ended March 31, 2022.
The Company utilizes the Black-Scholes option valuation model for estimating the fair value of its stock options and these stock options either vest on a cliff-basis after three years or in equal parts over four years, depending on the award agreement terms.
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
The Company’s contributions to its defined contribution plans were $28.4 million, $15.7 million and $21.4 million for the twelve months ended December 31, 2023, nine months ended December 31, 2022 and twelve months ended March 31, 2022, respectively.
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
The following table shows the activity associated with the projected benefit obligation and the fair value of plan assets in addition to the defined benefit retirement plans’ funded status (in thousands):

	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022
Change in benefit obligation:
Projected benefit obligation (PBO) at beginning of period	$367,609	$529,956	$578,918
Service cost	42	663	732
Interest cost	17,406	8,987	9,757
Actuarial loss (gain)	(17,939)	(107,835)	(9,592)
Benefit payments and expenses	(25,771)	(18,481)	(23,418)
Effect of exchange rate changes	21,968	(45,681)	(26,441)
Projected benefit obligation (PBO) at end of period	$363,315	$367,609	$529,956
Change in plan assets:
Fair value of assets at beginning of period	$347,520	$511,786	$534,768
Actual return on assets	9,836	(113,510)	8,633
Employer contributions	14,278	11,725	16,234
Benefit payments and expenses	(25,771)	(18,481)	(23,418)
Effect of exchange rate changes	20,767	(44,000)	(24,431)
Fair value of assets at end of period	$366,630	$347,520	$511,786
Reconciliation of funded status:
Accumulated benefit obligation (ABO)	$363,315	$367,609	$529,956
Projected benefit obligation (PBO)	$363,315	$367,609	$529,956
Fair value of assets	(366,630)	(347,520)	(511,786)
Net recognized pension liability (asset)	$(3,315)	$20,089	$18,170
Amounts recognized in accumulated other comprehensive loss	$(7,528)	$12,441	$(5,962)
The service cost component is reported in the Company’s consolidated statements of operations in total costs and expenses. All other components of net periodic pension cost are reported in the other expenses, net. Details of the components of net periodic pension cost (benefit) for the periods reflected in the table below were as follows (in thousands):

	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022
Service cost for benefits earned during the period	$42	$663	$732
Interest cost on pension benefit obligation	17,406	8,987	9,757
Expected return on assets	(18,321)	(11,347)	(12,290)
Net periodic pension cost (benefit)	$(873)	$(1,697)	$(1,801)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Actuarial assumptions used to develop the components of the Defined Benefit Pension Plans for the periods reflected in the table below were as follows:

	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022
Discount rate	4.80%	2.70%	2.00%
Expected long-term rate of return on assets	5.02%	3.22%	2.42%
Pension increase rate	3.10%	3.40%	3.00%
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
Under UK and Guernsey legislation, it is the Plan Trustee who is responsible for the investment strategy of the plans, although day-to-day management of the assets is delegated to a team of regulated investment fund managers. The Plan Trustee of the Bristow Staff Pension Scheme (the “Scheme”) aims to invest the assets of the Scheme prudently so that the benefits promised to members are provided. In setting the investment strategy, the Trustee first considered the lowest risk asset allocation that it could adopt in relation to the Scheme’s liabilities.
The types of investments are held, and the relative allocation of assets to investments is selected, in light of the liability profile of the Scheme, its cash flow requirements, the funding level and the Plan Trustee’s stated objectives. In addition, in order to avoid an undue concentration of risk, assets are diversified within and across asset classes.
The market value of the plan’s assets as of December 31, 2023 and 2022 was allocated between asset classes. Details of target allocation percentages under the Plan Trustee’s investment strategies as of the same dates are also included as follows:

	Target Allocation as of December 31,		Actual Allocation as of December 31,
Asset Category	2023	2022	2023	2022
Equity securities	20.9%	14.4%	21.9%	20.5%
Debt securities	24.7%	19.0%	38.4%	29.8%
Property	5.9%	6.7%	4.6%	6.8%
Other assets	48.5%	59.9%	35.1%	42.9%
Total	100.0%	100.0%	100.0%	100.0%

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes, by level within the fair value hierarchy, the plan assets as of December 31, 2023, which are valued at fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2023
Cash and cash equivalents	$6,629	$13,895	$—	$20,524
Equity investments - UK	510	—	—	510
Equity investments - non-UK	2,932	—	—	2,932
Insurance linked securities	—	—	382	382
Liquid credit	—	49,334	—	49,334
Alternative investments	—	52,521	—	52,521
Diversified growth (absolute return) funds	892	—	—	892
Government debt securities	892	89,235	—	90,127
Corporate debt securities	1,402	—	—	1,402
Insurance policy	—	—	110,779	110,779
Total fair value investments	$13,257	$204,985	$111,161	$329,403
Net asset value(1)	—	—	—	37,227
Total investments	$13,257	$204,985	$111,161	$366,630
____________________
(1)Includes illiquid credit and property debt amounts held at net asset values.
The following table summarizes, by level within the fair value hierarchy, the plan assets as of December 31, 2022, which are valued at fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2022
Cash and cash equivalents	$3,729	$9,623	$—	$13,352
Equity investments - UK	962	—	—	962
Equity investments - non-UK	2,165	—	—	2,165
Insurance linked securities	—	—	25,141	25,141
Liquid credit	—	7,819	—	7,819
Alternative investments	—	42,222	—	42,222
Diversified growth (absolute return) funds	722	—	—	722
Government debt securities	481	102,007	—	102,488
Corporate debt securities	1,203	—	—	1,203
Insurance policy	—	—	108,863	108,863
Total fair value investments	$9,262	$161,671	$134,004	$304,937
Net asset value(1)	—	—	—	42,583
Total investments	$9,262	$161,671	$134,004	$347,520
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
The Company expects to fund payments with cash contributions to the plans, plan assets and earnings on plan assets. Estimated future benefit payments for each of the years ended December 31 is as follows (in thousands):

Year Ended December 31,	Payments
2024	$10,619
2025	5,099
2026	5,099
2027	5,099
2028	5,099
Thereafter	—
Note 15 — STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Stock Repurchase Program
In August 2022, the Board authorized a stock repurchase program providing for the repurchase of up to $40.0 million. Purchases of the Company’s common stock under this stock repurchase program may be made in the open market, including pursuant to a Rule 10b5-1 program, by block repurchases, in private transactions (including with related parties) or otherwise, from time to time, depending on market conditions, has no expiration date and may be suspended or discontinued at any time without notice, subject to any changes in applicable law or regulations thereunder. As of December 31, 2023, 40.0 million remained available under this stock repurchase program.
Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in balances for accumulated other comprehensive income (loss) (in thousands):

	Currency Translation Adjustments	Pension Liability Adjustments (1)	Unrealized gain (loss) on cash flow hedges (2)	Total
Balance as of March 31, 2021	$32,646	$(37,965)	$(1,596)	$(6,915)

Other comprehensive loss before reclassification	(25,274)	—	—	(25,274)
Reclassified from accumulated other comprehensive income	—	5,962	2,777	8,739
Net current period other comprehensive income (loss)	(25,274)	5,962	2,777	(16,535)
Foreign exchange rate impact	(1,729)	1,729	—	—
Balance as of March 31, 2022	$5,643	$(30,274)	$1,181	$(23,450)

Other comprehensive loss before reclassification	(48,368)	—	(455)	(48,823)
Reclassified from accumulated other comprehensive income	—	(12,441)	657	(11,784)
Net current period other comprehensive income (loss)	(48,368)	(12,441)	202	(60,607)
Foreign exchange rate impact	(2,625)	2,625	—	—
Balance as of December 31, 2022	$(45,350)	$(40,090)	$1,383	$(84,057)

Other comprehensive income before reclassification	21,370	—	(84)	21,286
Reclassified from accumulated other comprehensive income	—	7,528	600	8,128
Net current period other comprehensive income	21,370	7,528	516	29,414
Foreign exchange rate impact	2,379	(2,379)	—	—
Balance as of December 31, 2023	$(21,601)	$(34,941)	$1,899	$(54,643)
__________________________
(1)Reclassification of amounts related to pension liability adjustments are included as a component of net periodic pension cost.
(2)Reclassification of amounts related to cash flow hedges were included as operating expenses.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 16 - EARNINGS PER SHARE
Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share excludes options to purchase common shares and restricted stock units and awards which were outstanding during the period but were anti-dilutive. The following table shows the computation of basic and diluted earnings per share (in thousands, except and per share amounts):

	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022
Income (loss):
Net income (loss) attributable to Bristow Group Inc.	$(6,780)	$13,528	$(15,791)
Shares of common stock:
Weighted average shares of common stock outstanding – basic	28,139	28,066	28,533
Net effect of dilutive stock	—	508	—
Weighted average shares of common stock outstanding – diluted(1)	28,139	28,574	28,533

Earnings (losses) per common share - basic	$(0.24)	$0.48	$(0.55)
Earnings (losses) per common share - diluted	$(0.24)	$0.47	$(0.55)
___________________________
(1)Excludes weighted average common shares of 1,920,901 for the twelve months ended December 31, 2023, 1,276,783 for the nine months ended December 31, 2022 and 1,573,745 for the twelve months ended March 31, 2022, for certain share awards as the effect of their inclusion would have been antidilutive.
Note 17 — SEGMENT AND GEOGRAPHIC AREA INFORMATION
The Company conducts business in one segment: aviation services. The aviation services global operations include four regions as follows: Europe, the Americas, Africa and Asia Pacific. The Europe region comprises all of the Company’s operations and affiliates in Europe, including the Dutch Caribbean, the Falkland Islands, the Netherlands, Norway and the UK. The Americas region comprises all of the Company’s operations and affiliates in North America and South America, including Brazil, Canada, Guyana, Suriname, Trinidad and the U.S. Gulf of Mexico. The Africa region comprises all of the Company’s operations and affiliates on the African continent, including Nigeria. The Asia Pacific region comprises all of the Company’s operations and affiliates in Australia.
The percentage of the Company’s operating revenues were derived from the following major customers for the periods reflected in the table below were as follows:

	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022

Customer A	18.5%	19.4%	20.3%
Customer B	8.8%	9.0%	11.1%
Customer C	5.6%	6.0%	6.3%
Total percentage of operating revenues	32.9%	34.4%	37.7%

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables show region information reconciled to consolidated totals, and prepared on the same basis as the Company’s consolidated financial statements (in thousands):

	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022
Region revenues from external customers:
Europe	$721,553	$492,981	$662,421
Americas	366,214	287,975	379,623
Africa	122,638	77,038	69,663
Asia Pacific	87,024	64,217	72,035
Other	—	358	1,462
Total region revenues	$1,297,429	$922,569	$1,185,204

Consolidated operating income (loss):
Europe	$52,017	$45,020	$62,082
Americas	62,614	46,208	71,571
Africa	27,959	(986)	(27,848)
Asia Pacific	11,256	2,809	(13,454)
Other	(94,207)	(62,700)	(92,515)
Gains (losses) on disposal of assets	1,112	(480)	1,347
Total consolidated operating income (loss)	$60,751	$29,871	$1,183

	December 31,
	2023	2022
Identifiable assets:
Europe	$1,186,587	$1,012,291
Americas	525,050	484,410
Africa	88,445	84,528
Asia Pacific	58,980	37,459
Other	78,216	193,313
Total identifiable assets	$1,937,278	$1,812,001
The Company attributes revenue to various countries based on the location where services are actually performed. Long-lived assets consist primarily of helicopters and fixed wing aircraft and are attributed to various countries based on the physical location of the asset at the end of the periods reflected in the table below. Information by geographic area is as follows (in thousands):

	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022	Twelve Months Ended March 31, 2022
Revenues:
UK	$436,419	$305,862	$406,089
Norway	240,793	179,724	256,461
U.S.	216,588	149,171	196,693
Other	403,629	287,812	325,961
Total revenues	$1,297,429	$922,569	$1,185,204

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2023	2022
Long-lived assets:
UK	$643,592	$649,711
Norway	176,424	110,466
U.S.	183,363	292,335
Other	212,326	103,716
Total long-lived assets	$1,215,705	$1,156,228

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 18 — TRANSITION PERIOD COMPARATIVE DATA
The following table shows selected financial information for the twelve months ended December 31, 2023 and the comparative period ended December 31, 2022 (the “Comparative Period”). The Comparative Period information is derived from the Company’s unaudited, consolidated and combined financial statements.

	Twelve Months Ended December 31,
	2023	2022
		(Unaudited)
Condensed income statement
Total revenues	$1,297,429	$1,209,968
Total costs and expenses	1,244,955	1,179,397
Loss on impairment	—	(5,187)
Gains (losses) on disposal of assets	1,112	(521)
Earnings from unconsolidated affiliates	7,165	1,136
Operating income	60,751	25,999
Total other income (expense), net	(42,739)	(6,036)
Income tax expense	(24,932)	(10,754)
Net loss attributable to noncontrolling interests	140	6
Net income (loss) attributable to Bristow Group Inc.	$(6,780)	$9,215
Earnings (losses) per common share:
Basic	$(0.24)	$0.33
Diluted	$(0.24)	$0.32
Weighted average shares of common stock outstanding:
Basic	28,139	28,104
Diluted	28,139	28,406

Condensed cash flows
Net cash provided by (used in) operating activities	$32,037	$(7,727)
Net cash used in investing activities	(47,319)	(51,984)
Net cash provided by (used in) financing activities	22,035	(24,623)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	13,226	(29,445)
Net increase (decrease) in cash, cash equivalents and restricted cash	19,979	(113,779)
Cash, cash equivalents and restricted cash at beginning of period	163,683	277,462
Cash, cash equivalents and restricted cash at end of period	$183,662	$163,683

Condensed balance sheets
Total assets	$1,937,278	$1,812,001
Total liabilities	$1,114,099	$1,025,062
Total stockholders’ equity	$823,179	$786,939