Form 10-Q
period 2024-03-31
Bristow Group Inc.
filed 2024-05-08
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	001-35701
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware		72-1455213
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

3151 Briarpark Drive, Suite 700
Houston,	Texas	77042
(Address of Principal Executive Offices)		(Zip Code)

Registrant’s telephone number, including area code:
(713) 267-7600

None
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	VTOL	NYSE
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☑	☐	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
The total number of shares of common stock (in thousands), par value $0.01 per share, outstanding as of May 3, 2024 was 28,393. The Registrant has no other class of common stock outstanding.

BRISTOW GROUP INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements.
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues:
Operating revenues	$329,356	$292,931
Reimbursable revenues	7,738	9,091
Total revenues	337,094	302,022

Costs and expenses:
Operating expenses	247,364	226,724
Reimbursable expenses	7,691	8,991
General and administrative expenses	43,347	46,730
Merger and integration costs	—	439
Depreciation and amortization expense	17,169	17,445
Total costs and expenses	315,571	300,329

Gains (losses) on disposal of assets	(113)	3,256
Earnings from unconsolidated affiliates	1,419	1,037
Operating income	22,829	5,986

Interest income	1,984	1,129
Interest expense, net	(9,472)	(10,264)
Reorganization items, net	—	(44)
Other, net	(6,201)	(3,426)
Total other income (expense), net	(13,689)	(12,605)
Income (loss) before income taxes	9,140	(6,619)
Income tax benefit (expense)	(2,508)	5,094
Net income (loss)	6,632	(1,525)
Net loss (income) attributable to noncontrolling interests	(27)	3
Net income (loss) attributable to Bristow Group Inc.	$6,605	$(1,522)
Earnings (losses) per common share:
Basic	$0.23	$(0.05)
Diluted	$0.23	$(0.05)
Weighted average shares of common stock outstanding:
Basic	28,332	27,983
Diluted	29,239	27,983

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023

Net income (loss)	$6,632	$(1,525)
Other comprehensive income (loss):
Currency translation adjustments	(8,583)	11,745
Pension liability adjustment	321	(1,111)
Unrealized losses on cash flow hedges, net	(3,843)	(507)
Total other comprehensive income (loss), net of tax	(12,105)	10,127
Total comprehensive income (loss)	(5,473)	8,602
Net comprehensive loss (income) attributable to noncontrolling interests	(27)	3
Total comprehensive income (loss) attributable to Bristow Group Inc.	$(5,500)	$8,605

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$140,630	$180,265
Restricted cash	2,288	3,397
Accounts receivable, net of allowance of $201 and $77, respectively	234,914	234,620
Inventories	102,358	99,863
Prepaid expenses and other current assets	44,254	45,438
Total current assets	524,444	563,583
Property and equipment, net of accumulated depreciation of $242,863 and $232,107, respectively	951,806	927,766
Investment in unconsolidated affiliates	20,325	19,890
Right-of-use assets	280,306	287,939
Other assets	138,895	138,100
Total assets	$1,915,776	$1,937,278
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86,960	$87,885
Accrued wages, benefits and related taxes	48,157	52,685
Income taxes payable and other accrued taxes	9,614	8,176
Deferred revenues	24,717	20,334
Accrued maintenance and repairs	24,072	24,545
Current portion of operating lease liabilities	75,862	75,288
Accrued interest and other accrued liabilities	20,906	27,629
Current maturities of long-term debt	13,127	13,247
Total current liabilities	303,415	309,789
Long-term debt, less current maturities	530,943	534,823
Other liabilities and deferred credits	10,705	11,820
Deferred taxes	41,587	42,710
Long-term operating lease liabilities	208,916	214,957
Total liabilities	$1,095,566	$1,114,099
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value, 110,000 authorized; 28,387 and 28,310 outstanding, respectively	312	311
Additional paid-in capital	729,292	725,773
Retained earnings	224,573	217,968
Treasury stock, at cost; 2,605 and 2,566 shares, respectively	(66,738)	(65,722)
Accumulated other comprehensive loss	(66,748)	(54,643)
Total Bristow Group Inc. stockholders’ equity	820,691	823,687
Noncontrolling interests	(481)	(508)
Total stockholders’ equity	820,210	823,179
Total liabilities and stockholders’ equity	$1,915,776	$1,937,278

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited, in thousands)

	Total Bristow Group Inc. Stockholders’ Equity
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
December 31, 2023	$311	28,310	$725,773	$217,968	$(65,722)	$(54,643)	$(508)	$823,179
Share award amortization	1	117	3,519	—	—	—	—	3,520
Share repurchases	—	(40)	—	—	(1,016)	—	—	(1,016)
Net income	—	—	—	6,605	—	—	27	6,632
Other comprehensive loss	—	—	—	—	—	(12,105)	—	(12,105)
March 31, 2024	$312	28,387	$729,292	$224,573	$(66,738)	$(66,748)	$(481)	$820,210

	Total Bristow Group Inc. Stockholders’ Equity
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
December 31, 2022	$306	28,009	$709,319	$224,748	$(63,009)	$(84,057)	$(368)	$786,939
Share award amortization	—	—	3,311	—	—	—	—	3,311
Share repurchases	—	(1)	—	—	(385)	—	—	(385)
Net loss	—	—	—	(1,522)	—	—	(3)	(1,525)
Other comprehensive income	—	—	—	—	—	10,127	—	10,127
March 31, 2023	$306	28,008	$712,630	$223,226	$(63,394)	$(73,930)	$(371)	$798,467

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$6,632	$(1,525)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization expense	20,893	21,248
Losses (gains) on disposal of assets	113	(3,256)
Earnings from unconsolidated affiliates	(1,419)	(1,037)
Deferred income taxes	(1,174)	(9,213)
Stock-based compensation expense	3,519	3,311
Amortization of deferred financing fees	718	635
Amortization of deferred contract costs	836	—
Discount amortization on long-term debt	—	473
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(5,026)	7,071
Inventory, prepaid expenses and other assets	(13,093)	(4,718)
Accounts payable, accrued expenses and other liabilities	14,680	(6,374)
Net cash provided by operating activities	26,679	6,615
Cash flows from investing activities:
Capital expenditures	(64,562)	(31,537)
Proceeds from asset dispositions	5	23,433
Net cash used in investing activities	(64,557)	(8,104)
Cash flows from financing activities:
Proceeds from borrowings	—	169,508
Debt issuance costs	(810)	(2,714)
Repayments of debt	(3,282)	(132,261)
Purchase of treasury stock	(1,016)	(385)
Net cash provided by (used in) financing activities	(5,108)	34,148
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,242	4,201
Net increase (decrease) in cash, cash equivalents and restricted cash	(40,744)	36,860
Cash, cash equivalents and restricted cash at beginning of period	183,662	163,683
Cash, cash equivalents and restricted cash at end of period	$142,918	$200,543
Cash paid during the period for:
Interest	$16,910	$16,315
Income taxes, net	$6,052	$537

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — BASIS OF PRESENTATION, CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements include the accounts of Bristow Group Inc. and its consolidated entities. Unless the context otherwise indicates, any references to the “Company”, “Bristow”, “we”, “us” and “our” refer to Bristow Group Inc. and its consolidated entities.
The condensed consolidated financial information for the three months ended March 31, 2024 and 2023, has been prepared by the Company in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information reporting on Quarterly Form 10-Q and Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from that which would appear in the annual consolidated financial statements.
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
Reclassification — Certain amounts reported for prior periods in the consolidated financial statements have been reclassified to conform with the current period’s presentation.
Accounting Estimates — The preparation of these condensed consolidated financial statements and accompanying footnotes requires the Company to make estimates and assumptions; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the condensed consolidated statements of operations and comprehensive income, the condensed consolidated balance sheet, the condensed consolidated statements of changes in stockholders’ equity and the condensed consolidated statements of cash flows. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the entire year.
Recent Accounting Standards — The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed within this Quarterly Report on Form 10-Q were assessed and determined as either not applicable or not material to the Company’s consolidated financial position or results of operations.
In November 2023, the FASB issued ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 applies to all public entities that are required to report segment information in accordance with Topic 280. The purpose of this ASU is to improve financial reporting by requiring disclosure of incremental information on an annual and interim basis by disclosing significant segment expenses, transparency on measures of segment’s profit and loss in assessing performance and resource allocations and identify the chief operating decision maker. This standard will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the potential impact of the adoption of this ASU on its consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 2 — REVENUES
The Company’s customers are primarily major integrated, national and independent offshore energy companies and government agencies. The Company derives its revenues primarily from aviation services generated through two types of contracts: helicopter services contracts and fixed wing services contracts. Revenues are generally recognized when the Company satisfies its performance obligations by providing aviation services to its customers in exchange for consideration.
The following table sets forth the disaggregation of operating revenues by service line for the applicable periods (in thousands):

	Three Months Ended March 31,
	2024	2023
Offshore energy services	$220,698	$181,629
Government services	82,108	82,334
Fixed wing services	23,708	25,919
Other services	2,842	3,049
Total operating revenues	$329,356	$292,931
Reimbursable revenues	$7,738	$9,091
Total revenues	$337,094	$302,022
As of March 31, 2024, the Company had a deferred revenue balance of $24.7 million compared to the December 31, 2023 balance of $20.3 million. Deferred revenues are primarily generated by fixed wing services where customers pay for tickets in advance of receiving the Company’s services and advanced payments from helicopter services customers and from mobilization fees received from customers in connection with new contract commencements. During the three months ended March 31, 2024 and 2023, revenue recognized that had been previously deferred was $7.3 million and $6.4 million, respectively.

Note 3 — RELATED PARTY TRANSACTIONS
The Company owns a 25% voting interest and a 40% economic interest in Cougar Helicopters Inc. (“Cougar”), an aviation services provider in Canada. The remaining 75% voting interest and 60% economic interest in Cougar are owned by VIH Aviation Group Ltd. (“VIH”). Due to common ownership of Cougar, the Company considers VIH a related party.
The Company and VIH lease certain aircraft and facilities and from time to time purchase inventory from one another. During the three months ended March 31, 2024 and 2023, the Company made payments of $1.1 million and $1.5 million to its related parties, respectively, and also generated total revenues of $7.1 million and $4.6 million from its related parties, respectively.
As of March 31, 2024 and December 31, 2023, accounts receivables from related parties included in accounts receivables on the condensed consolidated balance sheets were $1.1 million and $1.2 million, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 4 — DEBT
Debt as of March 31, 2024 and December 31, 2023, consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
6.875% Senior Notes	$394,539	$394,184
NatWest Debt	149,531	153,886
Total debt	544,070	548,070
Less short-term borrowings and current maturities of long-term debt	(13,127)	(13,247)
Total long-term debt	$530,943	$534,823
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
As of March 31, 2024 and December 31, 2023, the Company had $5.5 million and $5.8 million, respectively, of unamortized deferred financing fees associated with the 6.875% Senior Notes.
NatWest Debt — In January 2023, the Company entered into two thirteen-year secured equipment financings for an aggregate amount of up to £145 million with National Westminster Bank Plc (“NatWest Debt”). The credit facilities bear interest at a rate equal to the Sterling Overnight Index Average (“SONIA”) plus 2.75% per annum and mature in March 2036, with repayment due in quarterly installments.
In January 2024, the Company entered into a long-term equipment financing to upsize the NatWest Debt by an aggregate amount of up to £55 million. The upsizing will be used to support the Company’s capital commitments related to the Second-Generation UK Search and Rescue (“UKSAR2G”) contract. The credit facility has a 15-month availability period and will fund during 2024, subject to delivery of the new SAR configured helicopters. The credit facility bears interest at a rate equal to SONIA plus 2.75% per annum. Bristow's obligations under the additional NatWest Debt will be secured by four new Leonardo AW139 SAR configured helicopters. In April 2024, the Company borrowed approximately £26 million under this facility.
During the three months ended March 31, 2024 and 2023, the Company made principal payments of $3.3 million and $3.2 million, respectively. As of March 31, 2024 and December 31, 2023, the Company had unamortized deferred financing fees, inclusive of amounts related to the upsizing, associated with NatWest Debt of $9.6 million and $8.4 million, respectively.
ABL Facility — The Company’s asset-backed revolving credit facility (the “ABL Facility”) provides that amounts borrowed under the ABL Facility (i) are secured by certain accounts receivable owing to the borrower subsidiaries and the deposit accounts into which payments on such accounts receivable are deposited, and (ii) are fully and unconditionally guaranteed as to payment by the Company, as a parent guarantor, and each of Bristow Norway AS, Bristow Helicopters Limited (“BHL”), Bristow U.S. LLC and Era Helicopters, LLC. As of March 31, 2024, the ABL Facility provided for commitments in an aggregate amount of $85.0 million with the ability to increase the total commitments up to a maximum aggregate amount of $120.0 million, subject to the terms and conditions therein.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
As of March 31, 2024, there were no outstanding borrowings under the ABL Facility nor had the Company made any draws during the three months ended March 31, 2024. Letters of credit issued under the ABL Facility in the aggregate face amount of $3.0 million were outstanding as of March 31, 2024.
Note 5 — FAIR VALUE DISCLOSURES
Authoritative guidance on fair value measurements provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The fair values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these items.
The Company’s debt was measured at fair value using Level 2 inputs based on estimated current rates for similar types of arrangements using discounted cash flow analysis. Considerable judgment was required in developing certain of the estimates of fair value, and, accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
The carrying and fair values of the Company’s debt were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2024
LIABILITIES
6.875% Senior Notes(1)	$394,539	$—	$391,417	$—
NatWest Debt(2)	149,531	—	165,637	—
	$544,070	$—	$557,054	$—
December 31, 2023
LIABILITIES
6.875% Senior Notes(1)	$394,184	$—	$383,068	$—
NatWest Debt(2)	153,886	—	162,467	—
	$548,070	$—	$545,535	$—
____________________
(1)As of March 31, 2024 and December 31, 2023, the carrying values of unamortized deferred financing fees related to the 6.875% Senior Notes were $5.5 million and $5.8 million, respectively.
(2)As of March 31, 2024 and December 31, 2023, the carrying values of unamortized deferred financing fees related to the NatWest Debt were $9.6 million and $8.4 million, respectively.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
These foreign exchange hedge contracts, carried at fair value, have maturities of up to 12 months. As of March 31, 2024 and December 31, 2023, total notional amounts of outstanding cash flow hedges were $199.2 million and $254.7 million, respectively. As of March 31, 2024, the estimated net amount of gains (losses) expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months is $2.5 million. For the three months ended March 31, 2024, there were no net gains or losses recognized in earnings relating to hedges of forecasted transactions that did not occur.
The fair value of derivative instruments on the Company’s Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 were as follows, presented on a gross basis (in thousands):

	March 31, 2024		December 31, 2023
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$107	$2,622	$2,557	$1,200
Note 7 — COMMITMENTS AND CONTINGENCIES
Fleet — The Company’s unfunded capital commitments as of March 31, 2024 consisted primarily of agreements to purchase helicopters and totaled $349.3 million, payable beginning in 2024.
Included in these commitments are orders to purchase twelve AW189 heavy helicopters, four AW139 medium helicopters, five AW169 light twin helicopters and five H135 light twin helicopters. The AW189 helicopters are scheduled to be delivered between 2024 and 2026; the AW139 helicopters are scheduled to be delivered in 2024; and the H135 helicopters are scheduled to be delivered between 2024 and 2025. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company has outstanding options to purchase up to ten additional AW189 helicopters and ten additional H135 helicopters. If these options are exercised, the AW189 helicopters would be scheduled for delivery between 2026 and 2028, and the H135 helicopters would be scheduled for delivery between 2027 and 2028. The Company may, from time to time, purchase aircraft for which it has no orders.
The Company may terminate $34.0 million of its unfunded capital commitments without further liability other than aggregate liquidated damages of approximately $1.1 million.
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

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 8 — INCOME TAXES
During the three months ended March 31, 2024 and 2023, the Company recorded an income tax expense of $2.5 million, resulting in an effective tax rate of 27.4%, and income tax benefit of $5.1 million, resulting in an effective tax rate of 77.0%, respectively.
The effective tax rate during the three months ended March 31, 2024 is impacted by the Company’s global mix of earnings, adjustments to valuation allowances against future realization of losses and deductible business interest expense, partially offset by the recognition of certain deferred tax assets. The effective tax rate during the three months ended March 31, 2023 was higher than the U.S. statutory rate due to the tax impact of non-U.S. earnings in certain profitable jurisdictions, partially offset by the impact of utilizing net operating losses in certain jurisdictions and the tax impact of deductible interest expense.
Note 9 — STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in balances for accumulated other comprehensive income (loss), net of tax (in thousands):

	Currency Translation Adjustments	Pension Liability Adjustments	Unrealized gains (losses) on cash flow hedges	Total
Balance as of December 31, 2023	$(21,601)	$(34,941)	$1,899	$(54,643)

Other comprehensive income (loss)	(8,267)	—	(4,496)	(12,763)
Reclassified from accumulated other comprehensive loss	—	5	625	630
Income tax benefit (expense)	—	—	28	28
Net current period other comprehensive income (loss)	(8,267)	5	(3,843)	(12,105)
Foreign exchange rate impact	(316)	316	—	—
Balance as of March 31, 2024	$(30,184)	$(34,620)	$(1,944)	$(66,748)

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

	Three Months Ended March 31,
	2024	2023
Income (loss):
Net income (loss) attributable to Bristow Group Inc.	$6,605	$(1,522)
Shares of common stock:
Weighted average shares of common stock outstanding – basic	28,332	27,983
Net effect of dilutive stock	907	—
Weighted average shares of common stock outstanding – diluted(1)	29,239	27,983

Earnings (losses) per common share - basic	$0.23	$(0.05)
Earnings (losses) per common share - diluted	$0.23	$(0.05)
__________________
(1)Excludes weighted average shares of common stock of 111,233 and 1,898,771 for the three months ended March 31, 2024 and 2023, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.
Note 11 — SEGMENT INFORMATION
The Company conducts business in one segment: aviation services. The aviation services global operations include four regions as follows: Europe, the Americas, Africa and Asia Pacific. The Europe region comprises all of the Company’s operations and affiliates in Europe, including the Dutch Caribbean, the Falkland Islands, the Netherlands, Norway and the United Kingdom (“UK”). The Americas region comprises all of the Company’s operations and affiliates in North America and South America, including Brazil, Canada, Suriname, Trinidad and the U.S. Gulf of Mexico. The Africa region comprises all of the Company’s operations and affiliates on the African continent, including Nigeria. The Asia Pacific region comprises all of the Company’s operations and affiliates in Australia.
The following tables show region information prepared on the same basis as the Company’s condensed consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2024	2023
Region revenues:
Europe	$186,441	$173,008
Americas	97,015	79,184
Africa	34,252	28,708
Asia Pacific	19,386	21,122
Total region revenues	$337,094	$302,022

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Consolidated operating income:
Europe	$14,503	$11,579
Americas	19,674	9,298
Africa	8,650	4,522
Asia Pacific	(761)	2,868
Other	(19,124)	(25,537)
Gains (losses) on disposal of assets	(113)	3,256
Total consolidated operating income	$22,829	$5,986

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes, included elsewhere herein, as well as our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2024 (the “Annual Report on Form 10-K”). Unless the context otherwise indicates, in this MD&A, any references to the “Company”, “Bristow”, “we”, “us” and “our” refer to Bristow Group Inc. and its consolidated entities.
In the discussions that follow, the terms “Current Quarter”, “Preceding Quarter” and “Prior Year Quarter” refer to three months ended March 31, 2024, December 31, 2023 and March 31, 2023, respectively.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements about our future business, strategy, operations, capabilities and results; financial projections; plans and objectives of our management; expected actions by us and by third parties, including our customers, competitors, vendors and regulators, and other matters. Some of the forward-looking statements can be identified by the use of words such as “believes”, “belief”, “forecasts”, “expects”, “plans”, “anticipates”, “intends”, “projects”, “estimates”, “may”, “might”, “will”, “would”, “could”, “should” or other similar words; however, all statements in this Quarterly Report on Form 10-Q, other than statements of historical fact or historical financial results, are forward-looking statements.
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
•the possibility of political instability, civil unrest, war or acts of terrorism in any of the countries where we operate or elsewhere;
•the possibility that we may be unable to re-deploy our aircraft to regions with greater demand;
•the existence of operating risks inherent in our business, including the possibility of declining safety performance;
•the possibility of changes in tax, environmental and other laws and regulations and policies, including, without limitation, actions of the governments that impact oil and gas operations, favor renewable energy projects or address climate change;
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
•general economic conditions, including interest rates or uncertainty in the capital and credit markets;
•the possibility that reductions in spending on aviation services by governmental agencies where we are seeking contracts could adversely affect or lead to modifications of the procurement process or that such reductions in spending could adversely affect search and rescue (“SAR”) contract terms or otherwise delay service or the receipt of payments under such contracts; and
•the effectiveness of our environmental, social and governance initiatives.
The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. All forward-looking statements in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and are only made as of the date of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q should be evaluated together with the many uncertainties that affect our businesses, particularly those discussed in greater detail in Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report on Form 10-K Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and Part II, Item 1A, “Risk Factors” of the Company’s subsequent Quarterly Reports on Form 10-Q.
We disclaim any obligation or undertaking, other than as required by law, to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based, whether as a result of new information, future events or otherwise.

Overview
Bristow Group Inc. is the leading global provider of innovative and sustainable vertical flight solutions. We primarily provide aviation services to a broad base of offshore energy companies and government entities. Our aviation services include personnel transportation, SAR, medevac, fixed wing transportation, unmanned systems and ad-hoc helicopter services. Our energy customers charter our helicopters primarily to transport personnel to, from and between onshore bases and offshore production platforms, drilling rigs and other installations.
Our core business of providing aviation services to leading global energy companies and government entities provides us with geographic and customer diversity that helps mitigate risks associated with a single market or customer. We currently have customers in Australia, Brazil, Canada, Chile, the Dutch Caribbean, the Falkland Islands, India, Ireland, the Kingdom of Saudi Arabia, Mexico, the Netherlands, Nigeria, Norway, Spain, Suriname, Trinidad, the UK and the U.S.
Certain of our operations are subject to seasonal factors. For example, operations in the U.S. Gulf of Mexico are often at their highest levels from April to September, as daylight hours increase, and are at their lowest levels from December to February, as daylight hours decrease. Our North Sea operations also are subject to seasonality as drilling activity is lower during the winter months due to harsh weather and shorter days. See “Segment Markets and Seasonality” in Part I, Item 1, “Business” of our Annual Report on Form 10-K for further discussion on seasonality.
Recent Developments
Bristow Outlook
In May 2024, the Company affirmed its 2024 outlook and issued select financial guidance and targets for 2025 and 2026, respectively. The Company’s 2024, 2025 and 2026 outlook was filed with the SEC on Form 8-K on May 7, 2024, as part of the Company’s earnings press release and can also be found on the Company’s website.
Bristow Helicopters Limited Term Loan
In January 2024, the Company entered into a long-term equipment financing to upsize the NatWest Debt facility by an aggregate amount of up to £55 million. The upsizing will be used to support the Company’s capital commitments related to the Second-Generation UK Search and Rescue (“UKSAR2G”) contract. In April 2024, the first utilization date occurred under the upsized NatWest Debt, and the Company borrowed approximately £26 million at that time.
Fleet Information
The chart below presents the number of aircraft in our fleet and their distribution among the regions in which we operate, the number of helicopters we had on order or under construction and the percentage of operating revenues each of our regions provided for the three months ended March 31, 2024:

	Percentage of Current Quarter Operating Revenues	Helicopters				Fixed Wing	UAS
		Heavy	Medium	Light Twin	Light Single			Total
Europe	55%	63	3	—	3	—	4	73
Americas	29%	23	53	11	25	—	—	112
Africa	10%	4	11	3	—	2	—	20
Asia Pacific	6%	—	2	—	—	11	—	13
Total	100%	90	69	14	28	13	4	218
Aircraft not currently in fleet:
Under construction(1)		5	6	5	—	—	—	16
On order(2)		7	—	5	—	—	—	12
Options(3)		10	—	10	—	—	—	20
______________________
(1)Under construction reflects new aircraft that the Company has either taken ownership of and are undergoing additional configuration before being put into service or are currently under construction by the Original Equipment Manufacturer (“OEM”) and pending delivery. Includes five AW189 heavy helicopters, six AW139 medium helicopters and five H135 light-twin helicopters.
(2)On order reflects aircraft that the Company has commitments to purchase but construction has not yet begun. Includes seven AW189 heavy helicopters and five AW169 light-twin helicopters.
(3)Options include ten AW189 heavy helicopters and ten H135 light-twin helicopters.
As of March 31, 2024, the aircraft in our fleet were as follows:

	Number of Aircraft
Type	Owned Aircraft	Leased Aircraft	Total Aircraft	Maximum Passenger Capacity	Average Age (years)(1)
Heavy Helicopters:
S92	38	29	67	19	14
AW189	17	4	21	16	8
S61	2	—	2	19	53
	57	33	90
Medium Helicopters:
AW139	49	4	53	12	13
S76 D/C++	15	—	15	12	12
AS365	1	—	1	12	34
	65	4	69
Light—Twin Engine Helicopters:
AW109	4	—	4	7	17
EC135	9	1	10	6	14
	13	1	14
Light—Single Engine Helicopters:
AS350	15	—	15	4	25
AW119	13	—	13	7	17
	28	—	28

Total Helicopters	163	38	201		15
Fixed Wing	8	5	13
Unmanned Aerial Systems (“UAS”)	4	—	4
Total Fleet	175	43	218
______________________
(1)Reflects the average age of helicopters that are owned by the Company.

Results of Operations
Management believes the comparison of the most recently completed quarter to the immediately preceding quarter provides more relevant information needed to understand and analyze the business. As such, pursuant to Item 303(c)(2)(ii) of Regulation S-K, we have elected to discuss any material changes in our results of operations by including a comparison of our most recently completed fiscal quarter to the immediately preceding quarter.
The following table presents our operating results and other statement of operations information for the Current Quarter and the Preceding Quarter (in thousands, except percentages):

	Three Months Ended		Favorable (Unfavorable)
	March 31, 2024	December 31, 2023
Revenues:
Operating revenues	$329,356	$329,593	$(237)	(0.1)%
Reimbursable revenues	7,738	8,341	(603)	(7.2)%
Total revenues	337,094	337,934	(840)	(0.2)%

Costs and expenses:
Operating expenses
Personnel	84,198	84,456	258	0.3%
Repairs and maintenance	65,723	66,366	643	1.0%
Insurance	6,651	5,083	(1,568)	(30.8)%
Fuel	21,634	25,478	3,844	15.1%
Leased-in equipment	26,239	26,481	242	0.9%
Other	42,919	41,664	(1,255)	(3.0)%
Total operating expenses	247,364	249,528	2,164	0.9%
Reimbursable expenses	7,691	8,303	612	7.4%
General and administrative expenses	43,347	44,143	796	1.8%
Merger and integration costs	—	347	347	nm
Depreciation and amortization expense	17,169	17,007	(162)	(1.0)%
Total costs and expenses	315,571	319,328	3,757	1.2%

Losses on disposal of assets	(113)	(159)	46	28.9%
Earnings from unconsolidated affiliates	1,419	1,127	292	25.9%
Operating income	22,829	19,574	3,255	16.6%

Interest income	1,984	3,458	(1,474)	(42.6)%
Interest expense, net	(9,472)	(11,274)	1,802	16.0%
Other, net	(6,201)	1,737	(7,938)	nm
Total other income (expense), net	(13,689)	(6,079)	(7,610)	nm
Income before income taxes	9,140	13,495	(4,355)	(32.3)%
Income tax expense	(2,508)	(21,598)	19,090	88.4%
Net income (loss)	6,632	(8,103)	14,735	nm
Net loss (income) attributable to noncontrolling interests	(27)	165	(192)	nm
Net income (loss) attributable to Bristow Group Inc.	$6,605	$(7,938)	$14,543	nm

Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the applicable periods (in thousands):

	Three Months Ended		Favorable (Unfavorable)
	March 31, 2024	December 31, 2023
Offshore energy services:
Europe	$99,530	$99,066	$464	0.5%
Americas	88,515	89,200	(685)	(0.8)%
Africa	32,653	31,695	958	3.0%
Total offshore energy services	$220,698	$219,961	$737	0.3%
Government services	82,108	81,714	394	0.5%
Fixed wing services	23,708	25,697	(1,989)	(7.7)%
Other services	2,842	2,221	621	28.0%
	$329,356	$329,593	$(237)	(0.1)%
Current Quarter compared to Preceding Quarter
Operating revenues. Operating revenues were $0.2 million lower in the quarter ended March 31, 2024 (the “Current Quarter”) compared to the quarter ended December 31, 2023 (the “Preceding Quarter”).
Operating revenues from offshore energy services were $0.7 million higher in the Current Quarter.
Operating revenues from offshore energy services in the Africa region were $1.0 million higher in the Current Quarter primarily due to additional aircraft on contract.
Operating revenues from offshore energy services in the Europe region were $0.5 million higher in the Current Quarter. Revenues in Norway were $2.6 million higher primarily due to increased ad hoc activity, increased rates and the strengthening of the Norwegian krone (“NOK”) relative to the U.S. dollar. Revenues in the UK were $2.2 million lower primarily due to lower utilization, partially offset by the strengthening of the British Pound Sterling (“GBP”) relative to the U.S. dollar.
Operating revenues from offshore energy services in the Americas region were $0.7 million lower in the Current Quarter primarily due to seasonally lower utilization in the U.S. Gulf of Mexico (“GOM”), partially offset by higher utilization in Brazil and Suriname, and higher lease payments of $0.5 million received from Cougar Helicopters Inc. (“Cougar”), which are recognized on a cash basis.
Operating revenues from government services were $0.4 million higher in the Current Quarter primarily due to the strengthening of the GBP relative to the U.S. dollar.
Operating revenues from fixed wing services were $2.0 million lower in the Current Quarter primarily due to lower seasonal utilization in Australia and the weakening of the Nigerian Naira (“NGN”) relative to the U.S. dollar.
Operating revenues from other services were $0.6 million higher primarily due to higher dry-lease revenues.
Operating expenses. Operating expenses were $2.2 million lower than the Preceding Quarter. Fuel costs were $3.8 million lower primarily due to lower seasonal flight hours and decreased global fuel prices. Repairs and maintenance costs were $0.6 million lower primarily due to the timing of repairs and lower inventory write-offs, partially offset by higher power-by-the-hour (“PBH”) expenses due to vendor credits recognized in the Preceding Quarter. Salaries and leased-in equipment costs were each $0.3 million lower than the Preceding Quarter. These decreases were partially offset by higher insurance costs of $1.6 million primarily due to a reclassification of costs. Other operating costs were $1.3 million higher primarily due to deferred amortization costs, lower gains from foreign currency hedging contracts and higher subcontractor costs.
General and administrative expenses. General and administrative expenses were $0.8 million lower than the Preceding Quarter. Professional services fees were $1.6 million lower primarily due to lower legal fees. Insurance costs were lower than the Preceding Quarter by $0.8 million primarily due to the reclassification of insurance costs noted above. These decreases were partially offset by higher personnel costs of $1.9 million primarily due to higher payroll related taxes.

Interest income. Interest income was $1.5 million lower primarily due to lower investment balances.
Interest expense, net Interest expense, net was $1.8 million lower in the Current Quarter primarily due to higher capitalized interest on aircraft purchases.
Other, net. Other expense, net of $6.2 million in the Current Quarter primarily resulted from foreign exchange losses of $6.5 million due to the significant devaluation of the NGN. Other income, net of $1.7 million in the Preceding Quarter resulted from foreign exchange gains of $1.9 million, partially offset by an unfavorable interest adjustment to the Company’s pension liability of $0.3 million.

	Three Months Ended		Favorable (Unfavorable)
	March 31, 2024	December 31, 2023
Foreign exchange gains (losses)	$(6,499)	$1,882	$(8,381)
Pension related income (costs)	220	(256)	476
Other	78	111	(33)
Other, net	$(6,201)	$1,737	$(7,938)
Income tax expense. Income tax expense was $2.5 million in the Current Quarter compared to $21.6 million in the Preceding Quarter primarily due to the earnings mix of the Company’s global operations and changes to deferred tax valuation allowances and assets.
Liquidity and Capital Resources
General
Our ongoing liquidity requirements arise primarily from working capital needs, meeting our capital commitments (including the purchase of aircraft and other equipment) and the repayment of debt obligations. In addition, we may use our liquidity to fund acquisitions, repurchase stock or debt securities or make other investments. Our primary sources of liquidity are cash balances and cash flows from operations and, from time to time, we may obtain additional liquidity through the issuance of equity or debt or other financing options or through asset sales.
Summary of Cash Flows

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$26,679	$6,615
Investing activities	(64,557)	(8,104)
Financing activities	(5,108)	34,148
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,242	4,201
Net increase (decrease) in cash, cash equivalents and restricted cash	$(40,744)	$36,860
Operating Activities
Cash flows provided by operating activities were $20.1 million higher in the Current Quarter primarily due to an increase in operating income before depreciation and gains (losses) on asset dispositions. Working capital uses of $3.4 million in the Current Quarter were primarily due to decreases in accrued liabilities and an increase in inventory. Working capital uses of $4.0 million in the Prior Year Quarter were primarily due to increased inventories and decreased payables.

Investing Activities
During the Current Quarter, net cash used in investing activities was $64.6 million primarily consisting of:
•Capital expenditures of $64.6 million primarily related to payments for aircraft, purchases of equipment and leasehold improvements.
During the Prior Year Quarter, net cash used in investing activities was $8.1 million primarily consisting of:
•Capital expenditures of $31.5 million primarily related to deposit payments for aircraft, purchases of equipment and leasehold improvements, and
•Proceeds of $23.4 million primarily from the sale of aircraft and other assets.
Financing Activities
During the Current Quarter, net cash used in financing activities was $5.1 million primarily consisting of:
•Net repayments of debt of $3.3 million,
•Stock repurchases of $1.0 million, and
•Payments on debt issuance costs of $0.8 million.
During the Prior Year Quarter, net cash provided by financing activities was $34.1 million primarily consisting of:
•Proceeds from borrowings of $169.5 million, partially offset by
•Net repayments of debt of $132.3 million primarily related to the principal of secured equipment term loans from Lombard North Central Plc, and
•Payments on debt issuance costs of $2.7 million.
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
Entry into a Long-Term Equipment Financing
In January 2024, we entered into a long-term equipment financing to upsize the NatWest Debt by an aggregate amount of up to £55 million. The upsizing will be used to support the Company’s capital commitments related to the Second-Generation UKSAR2G contract. The credit facility has a 15-month availability period and will fund during 2024, subject to delivery of the new SAR configured helicopters.
Material Cash Requirements
The factors that materially affect our overall liquidity include cash from or used to fund operations, capital expenditure commitments, debt service, pension funding, adequacy of bank lines of credit and our ability to attract capital on satisfactory terms. We believe that our cash flows from operating activities will be adequate to meet our working capital requirements. To support our capital expenditure program and/or other liquidity requirements, we may use any combination of operating cash flows, unrestricted cash balances, borrowings under our ABL Facility, proceeds from sales of assets, issue debt or equity, or other financing options.
As of March 31, 2024, approximately 83% of our total cash balance was held outside the U.S. Most of our cash held outside the U.S. could be repatriated to the U.S., and any such repatriation could be subject to additional taxes. If cash held by non-U.S. operations is required for funding operations in the U.S., we may make a provision for additional taxes in connection with repatriating this cash, which is not expected to have a significant impact on our results of operations.
We have no near-term debt maturities, other than the current portion of long-term debt of $13.1 million, and believe that our cash flows from operations and other sources of liquidity will continue to be sufficient in fulfilling our capital requirements and other obligations. Our long-term liquidity is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, debt service, capital expenditures and a reasonable return on investment. As of March 31,

2024, we had $140.6 million of unrestricted cash and $81.9 million of remaining availability under our ABL Facility for total liquidity of $222.5 million.
As of March 31, 2024, our total principal debt balance, net of deferred financing fees, was $544.1 million, primarily comprised of the 6.875% Senior Notes due in March 2028 and two tranches of the NatWest Debt maturing in March 2036.
We plan to use a combination of cash on hand, operating cash flows, new debt financing and aircraft leasing to fund our projected future capital expenditures, which includes our aircraft purchase commitments, infrastructure and other growth expenditure plans primarily in support of new long term contracts such as the UKSAR2G and Irish Coast Guard, among other growth opportunities.
Contractual Obligations and Commercial Commitments
We have various contractual obligations that are recorded as liabilities on our consolidated balance sheets. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities on our consolidated balance sheets.
As of March 31, 2024, we had unfunded capital commitments of $349.3 million, consisting primarily of agreements to purchase 12 AW189 heavy helicopters, 4 AW139 medium helicopters, 5 AW169 light twin helicopters and 5 H135 light twin helicopters. The AW189 helicopters are scheduled to be delivered between 2024 and 2026; the AW139 helicopters are scheduled to be delivered in 2024; and the H135 helicopters are scheduled to be delivered between 2024 and 2025. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company has outstanding options to purchase up to ten additional AW189 helicopters and ten additional H135 helicopters. If these options are exercised, the AW189 helicopters would be scheduled for delivery between 2026 and 2028, and the H135 helicopters would be scheduled for delivery between 2027 and 2028. The Company may, from time to time, purchase aircraft for which it has no orders.
As of March 31, 2024, $34.0 million of our unfunded capital commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability other than aggregate liquidated damages of approximately $1.1 million. If we do not exercise our rights to cancel these capital commitments, we expect to finance the remaining acquisition costs for these helicopters through a combination of cash on hand, cash provided by operating activities, asset sales and financing options.
Lease Obligations
From time to time we may, under favorable market conditions and when necessary, enter into opportunistic aircraft lease agreements in support of our global operations.
We have non-cancelable operating leases in connection with the lease of certain equipment, including leases for aircraft, and land and facilities used in our operations. The related lease agreements, which range from non-cancelable to month-to-month terms, generally provide for fixed monthly rentals and can also include renewal options. As of March 31, 2024, aggregate undiscounted future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year were as follows (in thousands):

	Aircraft	Other	Total

2024	$60,566	$8,406	$68,972
2025	74,647	9,324	83,971
2026	61,600	7,474	69,074
2027	39,808	4,883	44,691
2028	25,698	4,033	29,731
Thereafter	26,219	9,425	35,644
	$288,538	$43,545	$332,083

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

	March 31, 2024	December 31, 2023
Current assets	$1,368,392	$1,152,830
Non-current assets	$2,366,940	$2,090,176
Current liabilities	$1,311,234	$836,017
Non-current liabilities	$872,955	$556,479

	Three Months Ended March 31, 2024
Total revenues	$193,088
Operating income	$16,993
Net income	$9,025
Net income attributable to Bristow Group Inc.	$8,998
Critical Accounting Estimates
See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of the Annual Report on Form 10-K for a discussion of our critical accounting estimates. There have been no material changes to our critical accounting policies and estimates since the Annual Report on Form 10-K.
For discussion of recent accounting pronouncements and accounting changes, see Part I, Item 1, “Financial Statements”, Note 1 on this Quarterly Report on Form 10-Q.
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
For additional information about our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Annual Report on Form 10-K. Our exposure to market risk has not changed materially since December 31, 2023.
See Note 6 in the Notes to the Condensed Consolidated Financial Statements on this Quarterly Report on Form 10-Q for information regarding derivative financial instruments.

Item 4.    Controls and Procedures.
With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated, with reasonable assurance, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.
During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
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
Item 1A. Risk Factors
For a detailed discussion of our risk factors, see Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Equity Securities
The following table presents information regarding our repurchases of shares of our common stock on a monthly basis during the three months ended March 31, 2024:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	367	$28.18	—	$40,000,000
February 1, 2024 - February 29, 2024	1,730	$27.41	—	$40,000,000
March 1, 2024 - March 31, 2024	37,376	$25.63	—	$40,000,000
___________________________
(1)Reflects 39,473 shares purchased in connection with the surrender of stock by employees to satisfy certain tax withholding obligations. These repurchases are not a part of our publicly announced program and do not affect our Board-approved stock repurchase program.
(2)On August 4, 2022, the Company announced that its Board of Directors approved a $40.0 million stock repurchase program. Purchases of the Company’s common stock under the stock repurchase program may be made in the open market, including pursuant to a Rule 10b5-1 program, by block repurchases, in private transactions (including with related parties) or otherwise, from time to time, depending on market conditions. The stock repurchase program has no expiration date and may be suspended or discontinued at any time without notice, subject to any changes in applicable law or regulations thereunder.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

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

10.1
Facility Agreement, dated as of January 22, 2024, among Bristow Helicopters Limited, the banks and financial institutions party thereto and National Westminster Bank Plc (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2024 (File No. 001-35701)).

10.2
Deed of Amendment and Restatement in respect of a Facility Agreement dated January 10, 2023, dated as of January 22, 2024, among Bristow Aircraft Leasing Limited, as borrower, Bristow Group Inc. as parent guarantor, Bristow U.S. Leasing LLC, Bristow Helicopters Limited, the banks and financial institutions party thereto and National Westminster Bank Plc (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2024 (File No. 001-35701)).

10.3
Deed of Amendment and Restatement in respect of a Facility Agreement dated January 10, 2023, dated as of January 22, 2024, among Bristow U.S. Leasing LLC, as borrower, Bristow Group Inc. as parent guarantor, Bristow Helicopters Limited, the banks and financial institutions party thereto and National Westminster Bank Plc (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2024 (File No. 001-35701)).

31.1*	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.
31.2*	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant.
32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ Jennifer D. Whalen
Jennifer D. Whalen Senior Vice President, Chief Financial Officer

By:	/s/ Donna Anderson
Donna Anderson Vice President, Chief Accounting Officer
DATE: May 7, 2024