Form 10-Q
period 2024-06-30
Bristow Group Inc.
filed 2024-08-07
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	001-35701
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware		72-1455213
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

3151 Briarpark Drive, Suite 700
Houston,	Texas	77042
(Address of Principal Executive Offices)		(Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
The total number of shares of common stock (in thousands), par value $0.01 per share, outstanding as of August 2, 2024 was 28,618. The Registrant has no other class of common stock outstanding.

BRISTOW GROUP INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements.
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Operating revenues	$352,494	$311,522	$681,850	$604,453
Reimbursable revenues	7,255	7,861	14,993	16,952
Total revenues	359,749	319,383	696,843	621,405

Costs and expenses:
Operating expenses	246,421	240,659	493,785	467,383
Reimbursable expenses	7,212	7,680	14,903	16,671
General and administrative expenses	44,933	44,616	88,280	91,346
Merger and integration costs	—	677	—	1,116
Depreciation and amortization expense	16,848	18,292	34,017	35,737
Total costs and expenses	315,414	311,924	630,985	612,253

Gains (losses) on disposal of assets	(224)	(3,164)	(337)	92
Earnings from unconsolidated affiliates	651	1,279	2,070	2,316
Operating income	44,762	5,574	67,591	11,560

Interest income	2,142	1,527	4,126	2,656
Interest expense, net	(9,385)	(9,871)	(18,857)	(20,135)
Reorganization items, net	—	(39)	—	(83)
Other, net	(83)	(13,037)	(6,284)	(16,463)
Total other income (expense), net	(7,326)	(21,420)	(21,015)	(34,025)
Income (loss) before income taxes	37,436	(15,846)	46,576	(22,465)
Income tax benefit (expense)	(9,245)	14,209	(11,753)	19,303
Net income (loss)	28,191	(1,637)	34,823	(3,162)
Net loss (income) attributable to noncontrolling interests	(34)	—	(61)	3
Net income (loss) attributable to Bristow Group Inc.	$28,157	$(1,637)	$34,762	$(3,159)
Earnings (losses) per common share:
Basic	$0.99	$(0.06)	$1.22	$(0.11)
Diluted	$0.96	$(0.06)	$1.19	$(0.11)
Weighted average shares of common stock outstanding:
Basic	28,476	28,058	28,404	28,021
Diluted	29,462	28,058	29,334	28,021

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income (loss)	$28,191	$(1,637)	$34,823	$(3,162)
Other comprehensive income (loss):
Currency translation adjustments	(800)	14,637	(9,383)	26,382
Pension liability adjustment	(18)	(1,158)	303	(2,269)
Unrealized losses on cash flow hedges, net	(55)	(613)	(3,898)	(1,120)
Total other comprehensive income (loss), net of tax	(873)	12,866	(12,978)	22,993
Total comprehensive income	27,318	11,229	21,845	19,831
Net comprehensive loss (income) attributable to noncontrolling interests	(34)	—	(61)	3
Total comprehensive income attributable to Bristow Group Inc.	$27,284	$11,229	$21,784	$19,834

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$178,561	$180,265
Restricted cash	3,274	3,397
Accounts receivable, net of allowance of $172 and $77, respectively	239,284	234,620
Inventories	103,092	99,863
Prepaid expenses and other current assets	46,366	45,438
Total current assets	570,577	563,583
Property and equipment, net of accumulated depreciation of $254,451 and $232,107, respectively	984,211	927,766
Investment in unconsolidated affiliates	20,501	19,890
Right-of-use assets	264,319	287,939
Other assets	137,647	138,100
Total assets	$1,977,255	$1,937,278
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,628	$87,885
Accrued wages, benefits and related taxes	45,535	52,685
Income taxes payable and other accrued taxes	13,953	8,176
Deferred revenues	20,054	20,334
Accrued maintenance and repairs	26,756	24,545
Current portion of operating lease liabilities	74,093	75,288
Accrued interest and other accrued liabilities	26,208	27,629
Current maturities of long-term debt	15,886	13,247
Total current liabilities	306,113	309,789
Long-term debt, less current maturities	578,321	534,823
Other liabilities and deferred credits	15,683	11,820
Deferred taxes	36,923	42,710
Long-term operating lease liabilities	191,546	214,957
Total liabilities	$1,128,586	$1,114,099
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value, 110,000 authorized; 28,617 and 28,310 outstanding, respectively	315	311
Additional paid-in capital	733,340	725,773
Retained earnings	252,730	217,968
Treasury stock, at cost; 2,688 and 2,566 shares, respectively	(69,648)	(65,722)
Accumulated other comprehensive loss	(67,621)	(54,643)
Total Bristow Group Inc. stockholders’ equity	849,116	823,687
Noncontrolling interests	(447)	(508)
Total stockholders’ equity	848,669	823,179
Total liabilities and stockholders’ equity	$1,977,255	$1,937,278

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited, in thousands)

	Total Bristow Group Inc. Stockholders’ Equity
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
December 31, 2023	$311	28,310	$725,773	$217,968	$(65,722)	$(54,643)	$(508)	$823,179
Share award amortization	1	117	3,519	—	—	—	—	3,520
Share repurchases	—	(40)	—	—	(1,016)	—	—	(1,016)
Net income	—	—	—	6,605	—	—	27	6,632
Other comprehensive loss	—	—	—	—	—	(12,105)	—	(12,105)
March 31, 2024	$312	28,387	$729,292	$224,573	$(66,738)	$(66,748)	$(481)	$820,210
Share award amortization	3	313	4,048	—	—	—	—	4,051
Share repurchases	—	(83)	—	—	(2,910)	—	—	(2,910)
Net income	—	—	—	28,157	—	—	34	28,191
Other comprehensive loss	—	—	—	—	—	(873)	—	(873)
June 30, 2024	$315	28,617	$733,340	$252,730	$(69,648)	$(67,621)	$(447)	$848,669

	Total Bristow Group Inc. Stockholders’ Equity
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
December 31, 2022	$306	28,009	$709,319	$224,748	$(63,009)	$(84,057)	$(368)	$786,939
Share award amortization	—	—	3,311	—	—	—	—	3,311
Share repurchases	—	(1)	—	—	(385)	—	—	(385)
Net loss	—	—	—	(1,522)	—	—	(3)	(1,525)
Other comprehensive income	—	—	—	—	—	10,127	—	10,127
March 31, 2023	$306	28,008	$712,630	$223,226	$(63,394)	$(73,930)	$(371)	$798,467
Share award amortization	—	239	5,232	—	—	—	—	5,232
Share repurchases	—	(71)	—	—	(1,974)	—	—	(1,974)
Net loss	—		—	(1,637)	—	—	—	(1,637)
Other comprehensive income	—	—	—	—	—	12,866	—	12,866
June 30, 2023	$306	28,176	$717,862	$221,589	$(65,368)	$(61,064)	$(371)	$812,954

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$34,823	$(3,162)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization expense	41,468	43,237
Losses (gains) on disposal of assets	337	(92)
Earnings from unconsolidated affiliates	(2,070)	(1,979)
Deferred income taxes	(5,843)	(33,546)
Stock-based compensation expense	7,567	8,543
Amortization of deferred financing fees	1,511	1,368
Amortization of deferred contract costs	1,679	—
Discount amortization on long-term debt	—	473
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(15,872)	6,446
Inventory, prepaid expenses and other assets	(23,001)	(10,840)
Accounts payable, accrued expenses and other liabilities	19,745	14,377
Net cash provided by operating activities	60,344	24,825
Cash flows from investing activities:
Capital expenditures	(114,916)	(43,764)
Proceeds from asset dispositions	4,409	26,772
Net cash used in investing activities	(110,507)	(16,992)
Cash flows from financing activities:
Proceeds from borrowings	56,997	169,508
Debt issuance costs	(2,200)	(2,714)
Repayments of debt	(7,253)	(135,564)
Purchase of treasury stock	(3,926)	(2,359)
Net cash provided by financing activities	43,618	28,871
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,718	15,802
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,827)	52,506
Cash, cash equivalents and restricted cash at beginning of period	183,662	163,683
Cash, cash equivalents and restricted cash at end of period	$181,835	$216,189
Cash paid during the period for:
Interest	$20,802	$19,421
Income taxes, net	$13,328	$3,629

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
The condensed consolidated financial information for the three and six months ended June 30, 2024 and 2023, has been prepared by the Company in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information reporting on Quarterly Form 10-Q and Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from that which would appear in the annual consolidated financial statements. The condensed consolidated financial statements on this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
In November 2023, the FASB issued ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU applies to all public entities that are required to report segment information in accordance with Topic 280 and requires the disclosure of significant segment expenses on an annual and interim basis, incremental disclosures of measures of segment profit or loss and the identification of the Company’s chief operating decision maker. This standard will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the potential impact of the adoption of this ASU on its consolidated financial statements.

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
The following table sets forth the disaggregation of operating revenues by service line for the applicable periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Offshore energy services	$238,491	$195,194	$459,189	$376,823
Government services	79,476	87,320	161,584	169,654
Fixed wing services	31,987	26,448	55,695	52,367
Other services	2,540	2,560	5,382	5,609
Total operating revenues	$352,494	$311,522	$681,850	$604,453
Reimbursable revenues	7,255	7,861	14,993	16,952
Total revenues	$359,749	$319,383	$696,843	$621,405
As of June 30, 2024, the Company had a deferred revenue balance of $20.1 million compared to the December 31, 2023 balance of $20.3 million. Deferred revenues are primarily generated by fixed wing services where customers pay for tickets in advance of receiving the Company’s services, advanced payments from helicopter services customers, and mobilization fees received from customers in connection with new contract commencements. During the six months ended June 30, 2024 and 2023, revenues recognized that had previously been deferred were $10.3 million and $8.0 million, respectively.
Note 3 — RELATED PARTY TRANSACTIONS
The Company owns a 25% voting interest and a 40% economic interest in Cougar Helicopters Inc. (“Cougar”), an aviation services provider in Canada. The remaining 75% voting interest and 60% economic interest in Cougar are owned by VIH Aviation Group Ltd. (“VIH”). Due to common ownership of Cougar, the Company considers VIH a related party.
The Company and VIH lease certain aircraft and facilities and from time to time purchase inventory from one another. During the three months ended June 30, 2024 and 2023, the Company made payments of $1.0 million and $1.6 million to its related parties, respectively, and also generated total revenues of $10.0 million and $9.2 million from its related parties, respectively. During the six months ended June 30, 2024 and 2023, the Company made payments of $2.1 million and $3.0 million to its related parties, respectively, and also generated total revenues of $17.2 million and $13.8 million from its related parties, respectively. During the six months ended June 30, 2023, the Company and VIH entered into resale agreements under which one S92 aircraft was sold in exchange for the purchase of another S92 aircraft in a non-monetary transaction. The exchange did not result in a gain or loss being recognized on the Company’s condensed consolidated statement of operations.
As of June 30, 2024 and December 31, 2023, accounts receivable from related parties included in accounts receivable on the condensed consolidated balance sheets were $3.6 million and $1.2 million, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 4 — DEBT
Debt as of June 30, 2024 and December 31, 2023, consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
6.875% Senior Notes	$394,893	$394,184
UKSAR Debt	177,030	153,886
IRCG Debt	22,284	—
Total debt	594,207	548,070
Less short-term borrowings and current maturities of long-term debt	(15,886)	(13,247)
Total long-term debt	$578,321	$534,823
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
As of June 30, 2024 and December 31, 2023, the Company had $5.1 million and $5.8 million, respectively, of unamortized deferred financing fees associated with the 6.875% Senior Notes.
UKSAR Debt — In January 2023, the Company entered into two thirteen-year secured equipment financings for an aggregate amount of up to £145 million with National Westminster Bank Plc as arranger, agent and security trustee (“UKSAR Debt”, formerly known as “NatWest Debt”). The credit facilities bear interest at a rate equal to the Sterling Overnight Index Average (“SONIA”) plus 2.75% per annum and mature in March 2036, with repayment due in quarterly installments.
In January 2024, the Company entered into a long-term equipment financing to upsize the UKSAR Debt by an aggregate amount of up to £55 million. The upsizing will be used to support the Company’s capital commitments related to the Second-Generation UK Search and Rescue (“UKSAR2G”) contract. The credit facility has a 15-month availability period and will fund during 2024, subject to delivery of the new search and rescue (“SAR”) configured helicopters. The credit facility bears interest at a rate equal to SONIA plus 2.75% per annum. Bristow's obligations under the additional UKSAR Debt will be secured by four new Leonardo S.p.A AW139 SAR configured helicopters. As of June 30, 2024, the Company had drawn approximately $32.7 million (£26.1 million) under this facility.
During the six months ended June 30, 2024 and 2023, the Company made principal payments of $7.3 million and $6.5 million, respectively. As of June 30, 2024 and December 31, 2023, the Company had unamortized deferred financing fees, inclusive of amounts related to the upsizing, associated with the UKSAR Debt of $9.6 million and $8.4 million, respectively.
IRCG Debt — In June 2024, the Company entered into a long-term equipment financing for an aggregate amount of up to €100.0 million with National Westminster Bank Plc as the original lender and UK Export Finance guaranteeing 80% of the facility (“IRCG Debt”, formerly known as “UKEF Debt”). The financing will be used, among other items, to support the Company’s acquisition of five new AW189 aircraft to fulfill contractual obligations with the Irish Department of Transport to provide SAR services to the Irish Coast Guard (“IRCG”). The credit facility has an availability period of up to two years followed by a five-year term. The IRCG Debt bears interest at a rate equal to the Euro Interbank Offered Rate (“EURIBOR”)

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
plus 1.95% per annum with repayments due in semi-annual installments following the end of the availability period. As of June 30, 2024, the Company had drawn approximately $24.3 million (€22.7 million) and had $2.0 million of unamortized deferred financing fees associated with the IRCG Debt. Furthermore, in July 2024, the second utilization date occurred, and the Company drew approximately $25.4 million (€23.3 million) under this facility.
ABL Facility — The Company’s asset-backed revolving credit facility (the “ABL Facility”) provides that amounts borrowed under the ABL Facility (i) are secured by certain accounts receivable owing to the borrower subsidiaries and the deposit accounts into which payments on such accounts receivable are deposited, and (ii) are fully and unconditionally guaranteed as to payment by the Company, as a parent guarantor, and each of Bristow Norway AS, Bristow Helicopters Limited (“BHL”), Bristow U.S. LLC and Era Helicopters, LLC. As of June 30, 2024, the ABL Facility provided for commitments in an aggregate amount of $85.0 million with the ability to increase the total commitments up to a maximum aggregate amount of $120.0 million, subject to the terms and conditions therein.
As of June 30, 2024, there were no outstanding borrowings under the ABL Facility nor had the Company made any draws during the six months ended June 30, 2024. Letters of credit issued under the ABL Facility in the aggregate face amount of $3.1 million were outstanding as of June 30, 2024.
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
The carrying and fair values of the Company’s debt were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2024
LIABILITIES
6.875% Senior Notes(1)	$394,893	$—	$392,111	$—
UKSAR Debt(2)	177,030	—	195,560	—
IRCG Debt(3)	22,284	—	22,284	—
	$594,207	$—	$609,955	$—
December 31, 2023
LIABILITIES
6.875% Senior Notes(1)	$394,184	$—	$383,068	$—
UKSAR Debt(2)	153,886	—	162,467	—
	$548,070	$—	$545,535	$—
___________________
(1)As of June 30, 2024 and December 31, 2023, the carrying values of unamortized deferred financing fees related to the 6.875% Senior Notes were $5.1 million and $5.8 million, respectively.
(2)As of June 30, 2024 and December 31, 2023, the carrying values of unamortized deferred financing fees related to the UKSAR Debt were $9.6 million and $8.4 million, respectively.
(3)The IRCG Debt was entered into in June 2024. Given the close proximity of the reporting date and entry into the financing agreements, and the variable EURIBOR attached to the IRCG Debt, the Company believes the fair value of this debt is materially the same as the carrying amount as of June 30, 2024. As of June 30, 2024, the carrying values of unamortized deferred financing fees related to the IRCG Debt were $2.0 million.

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
These foreign exchange hedge contracts, carried at fair value, have maturities of up to approximately 12 months. As of June 30, 2024 and December 31, 2023, total notional amounts of outstanding cash flow hedges were $148.8 million and $254.7 million, respectively. As of June 30, 2024, the estimated net amount of losses expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months is $2.6 million. For the six months ended June 30, 2024, there were no net gains or losses recognized in earnings relating to hedges of forecasted transactions that did not occur.
The Company’s derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. The fair value of the Company’s derivatives is based on valuation methods which project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves and foreign currency rates. The fair value of derivative instruments on the Company’s Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 were as follows, presented on a gross basis (in thousands):

	June 30, 2024		December 31, 2023
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$102	$2,684	$2,557	$1,200
Note 7 — COMMITMENTS AND CONTINGENCIES
Fleet — The Company’s unfunded capital commitments as of June 30, 2024 consisted primarily of agreements to purchase helicopters and totaled $315.8 million, payable beginning in 2024.
Included in these commitments are orders to purchase eleven AW189 heavy helicopters, four AW139 medium helicopters, five AW169 light twin helicopters and five H135 light twin helicopters. The AW189 helicopters are scheduled to be delivered between 2024 and 2026; the AW139 helicopters are scheduled to be delivered in 2024; and the H135 helicopters are scheduled to be delivered between 2024 and 2025. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company has outstanding options to purchase up to ten additional AW189 helicopters and ten additional H135 helicopters. If these options are exercised, the AW189 helicopters would be scheduled for delivery between 2026 and 2028, and the H135 helicopters would be scheduled for delivery between 2027 and 2028. The Company may, from time to time, purchase aircraft for which it has no orders.
The Company may terminate $33.8 million of its unfunded capital commitments without further liability other than aggregate liquidated damages of approximately $1.1 million.

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
Note 8 — INCOME TAXES
During the three months ended June 30, 2024 and 2023, the Company recorded an income tax expense of $9.2 million, resulting in an effective tax rate of 24.7%, and income tax benefit of $14.2 million, resulting in an effective tax rate of 89.7%, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded an income tax expense of $11.8 million, resulting in an effective tax rate of 25.2%, and income tax benefit of $19.3 million, resulting in an effective tax rate of 85.9%, respectively.
The effective tax rate during the six months ended June 30, 2024 is impacted by the Company’s global mix of earnings in the current year, adjustments to valuation allowances against future realization of losses and deductible business interest expense, partially offset by the recognition of certain deferred tax assets. The effective tax rate during the six months ended June 30, 2023 was impacted by a lower U.S. statutory rate compared to higher foreign tax rates as a result of non-U.S. earnings in certain jurisdictions, adjustments to valuation allowances against future realization of deductible business interest expense and the recognition of certain deferred tax assets.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 9 — STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in balances for accumulated other comprehensive income (loss), net of tax (in thousands):

	Currency Translation Adjustments	Pension Liability Adjustments	Unrealized gains (losses) on cash flow hedges	Total
Balance as of December 31, 2023	$(21,601)	$(34,941)	$1,899	$(54,643)

Other comprehensive loss	(8,267)	—	(4,496)	(12,763)
Reclassified from accumulated other comprehensive loss	—	5	625	630
Income tax benefit	—	—	28	28
Net current period other comprehensive income (loss)	(8,267)	5	(3,843)	(12,105)
Foreign exchange rate impact	(316)	316	—	—
Balance as of March 31, 2024	$(30,184)	$(34,620)	$(1,944)	$(66,748)

Other comprehensive income (loss)	(823)	—	609	(214)
Reclassified from accumulated other comprehensive loss	—	5	(677)	(672)
Income tax benefit	—	—	13	13
Net current period other comprehensive income (loss)	(823)	5	(55)	(873)
Foreign exchange rate impact	23	(23)	—	—
Balance as of June 30, 2024	$(30,984)	$(34,638)	$(1,999)	$(67,621)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income (loss):
Net income (loss) attributable to Bristow Group Inc.	$28,157	$(1,637)	$34,762	$(3,159)
Shares of common stock:
Weighted average shares of common stock outstanding – basic	28,476	28,058	28,404	28,021
Net effect of dilutive stock	986	—	930	—
Weighted average shares of common stock outstanding – diluted(1)	29,462	28,058	29,334	28,021

Earnings (losses) per common share - basic	$0.99	$(0.06)	$1.22	$(0.11)
Earnings (losses) per common share - diluted	$0.96	$(0.06)	$1.19	$(0.11)
__________________
(1)Excludes weighted average shares of common stock of 34,265 and 2,115,069 for the three months ended June 30, 2024 and 2023, respectively, and 150,114 and 1,953,633 for the six months ended June 30, 2024 and 2023, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.

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
The following tables show region information prepared on the same basis as the Company’s condensed consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Region revenues:
Europe	$184,435	$178,516	$370,876	$351,524
Americas	105,603	89,975	202,618	169,159
Africa	45,210	29,798	79,462	58,506
Asia Pacific	24,501	21,094	43,887	42,216
Total region revenues	$359,749	$319,383	$696,843	$621,405

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Consolidated operating income:
Europe	$18,667	$13,278	$33,170	$24,857
Americas	25,348	14,222	45,022	23,520
Africa	18,153	5,783	26,803	10,305
Asia Pacific	2,388	2,982	1,627	5,850
Other	(19,570)	(27,527)	(38,694)	(53,064)
Gains (losses) on disposal of assets	(224)	(3,164)	(337)	92
Total consolidated operating income	$44,762	$5,574	$67,591	$11,560

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
In the discussions that follow, the terms “Current Quarter” and “Preceding Quarter” refer to the three months ended June 30, 2024 and March 31, 2024, respectively, and “Current Period” and “Prior Year Period” refer to the six months ended June 30, 2024 and 2023, respectively.
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
The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. All forward-looking statements in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and are only made as of the date of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q should be evaluated together with the many uncertainties that affect our businesses, particularly those discussed in greater detail in Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report on Form 10-K, Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and Part II, Item 1A, “Risk Factors” of the Company’s subsequent Quarterly Reports on Form 10-Q.
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
Certain of our operations are subject to seasonal factors. For example, operations in the U.S. Gulf of Mexico are often at their highest levels from April to September, as daylight hours increase, and are at their lowest levels from December to February, as daylight hours decrease. Our North Sea operations also are subject to seasonality as drilling activity is lower during the winter months due to harsh weather and shorter days. See “Segment, Markets and Seasonality” in Part I, Item 1, “Business” of our Annual Report on Form 10-K for further discussion on seasonality.
Recent Developments
IRCG Debt Facility
In June 2024, the Company entered into a long-term equipment financing for an aggregate amount of up to €100.0 million with National Westminster Bank Plc as the original lender and UK Export Finance guaranteeing 80% of the facility (“IRCG Debt”, formerly known as “UKEF Debt”). The financing will be used primarily to support the Company’s acquisition of five new AW189 aircraft to service the Irish Coast Guard (“IRCG”) contract. As of July 31, 2024, the Company had drawn approximately €46.0 million under this facility.
Bristow Releases 2023 Sustainability Report
In May 2024, the Company released its 2023 Sustainability Report, which underscores its ongoing commitment to responsible growth and sustainable practices, as well as aligning with internationally recognized frameworks and standards to offer stakeholders a transparent view of the Company's efforts. The report highlights the Company’s updates to its materiality assessment, as the Company strives to ensure that its sustainability efforts remain aligned with stakeholder expectations as well as the most relevant areas of potential impact. In 2023, the Company achieved a 50% reduction in Lost Work Cases and a 39% decrease in Total Recordable Incident Rate as compared to the previous year, reaffirming its commitment to safety as its highest operational priority. The Company continues its role in the development and certification of aircraft powered by electric and hybrid propulsion technologies that will create efficiencies and reduce greenhouse gas emissions. Information on our website, including the Company’s 2023 Sustainability Report, is not incorporated by reference into this Quarterly Report on Form 10-Q.

Fleet Information
The chart below presents the number of aircraft in our fleet and their distribution among the regions in which we operate, the number of helicopters we had on order or under construction and the percentage of operating revenues each of our regions provided for the three months ended June 30, 2024:

	Percentage of Current Quarter Operating Revenues	Helicopters				Fixed Wing	UAS
		Heavy	Medium	Light Twin	Light Single			Total
Europe	51%	62	3	—	3	—	4	72
Americas	29%	21	53	11	25	—	—	110
Africa	13%	4	11	3	—	1	—	19
Asia Pacific	7%	—	2	—	—	11	—	13
Total	100%	87	69	14	28	12	4	214
Aircraft not currently in fleet:
Under construction(1)		7	6	5	—	—	—	18
On order(2)		5	—	5	—	—	—	10
Options(3)		10	—	10	—	—	—	20
______________________
(1)Under construction reflects new aircraft that the Company has either taken ownership of and are undergoing additional configuration before being put into service or are currently under construction by the Original Equipment Manufacturer (“OEM”) and pending delivery. Includes seven AW189 heavy helicopters (of which one was delivered and is undergoing additional configuration), six AW139 medium helicopters (of which two were delivered and are undergoing additional configuration) and five H135 light-twin helicopters.
(2)On order reflects aircraft that the Company has commitments to purchase but construction has not yet begun. Includes five AW189 heavy helicopters and five AW169 light-twin helicopters.
(3)Options include ten AW189 heavy helicopters and ten H135 light-twin helicopters.

As of June 30, 2024, the aircraft in our fleet were as follows:

	Number of Aircraft
Type	Owned Aircraft	Leased Aircraft	Total Aircraft	Max Pass. Capacity	Avg Age (yrs)(1)
Heavy Helicopters:
S92	37	29	66	19	14
AW189	17	4	21	16	8
	54	33	87
Medium Helicopters:
AW139	49	4	53	12	13
S76 D/C++	15	—	15	12	13
AS365	1	—	1	12	35
	65	4	69
Light—Twin Engine Helicopters:
AW109	4	—	4	7	17
EC135	9	1	10	6	15
	13	1	14
Light—Single Engine Helicopters:
AS350	15	—	15	4	26
AW119	13	—	13	7	18
	28	—	28
Total Helicopters	160	38	198		14
Fixed Wing	9	3	12
Unmanned Aerial Systems (“UAS”)	4	—	4
Total Fleet	173	41	214
______________________
(1)Reflects the average age of helicopters that are owned by the Company.

Results of Operations
The following table presents our operating results and other statement of operations information for the Current Quarter and the Preceding Quarter (in thousands, except percentages):

	Three Months Ended		Favorable (Unfavorable)
	June 30, 2024	March 31, 2024
Revenues:
Operating revenues	$352,494	$329,356	$23,138	7.0%
Reimbursable revenues	7,255	7,738	(483)	(6.2)%
Total revenues	359,749	337,094	22,655	6.7%

Costs and expenses:
Operating expenses
Personnel	77,913	84,198	6,285	7.5%
Repairs and maintenance	69,143	65,723	(3,420)	(5.2)%
Insurance	6,212	6,651	439	6.6%
Fuel	22,876	21,634	(1,242)	(5.7)%
Leased-in equipment	25,449	26,239	790	3.0%
Other	44,828	42,919	(1,909)	(4.4)%
Total operating expenses	246,421	247,364	943	0.4%
Reimbursable expenses	7,212	7,691	479	6.2%
General and administrative expenses	44,933	43,347	(1,586)	(3.7)%
Depreciation and amortization expense	16,848	17,169	321	1.9%
Total costs and expenses	315,414	315,571	157	—%

Losses on disposal of assets	(224)	(113)	(111)	(98.2)%
Earnings from unconsolidated affiliates	651	1,419	(768)	(54.1)%
Operating income	44,762	22,829	21,933	96.1%

Interest income	2,142	1,984	158	8.0%
Interest expense, net	(9,385)	(9,472)	87	0.9%
Other, net	(83)	(6,201)	6,118	98.7%
Total other income (expense), net	(7,326)	(13,689)	6,363	46.5%
Income before income taxes	37,436	9,140	28,296	nm
Income tax expense	(9,245)	(2,508)	(6,737)	nm
Net income	28,191	6,632	21,559	nm
Net income attributable to noncontrolling interests	(34)	(27)	(7)	(25.9)%
Net income attributable to Bristow Group Inc.	$28,157	$6,605	$21,552	nm

Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the applicable periods (in thousands):

	Three Months Ended		Favorable (Unfavorable)
	June 30, 2024	March 31, 2024
Offshore energy services:
Europe	$99,741	$99,530	$211	0.2%
Americas	97,752	88,515	9,237	10.4%
Africa	40,998	32,653	8,345	25.6%
Total offshore energy services	$238,491	$220,698	$17,793	8.1%
Government services	79,476	82,108	(2,632)	(3.2)%
Fixed wing services	31,987	23,708	8,279	34.9%
Other services	2,540	2,842	(302)	(10.6)%
	$352,494	$329,356	$23,138	7.0%
Current Quarter compared to Preceding Quarter
Operating revenues. Operating revenues were $23.1 million higher in the Current Quarter compared to the Preceding Quarter.
Operating revenues from offshore energy services were $17.8 million higher in the Current Quarter.
Operating revenues from offshore energy services in the Americas were $9.2 million higher in the Current Quarter primarily due to higher utilization and higher revenues of $2.9 million from Cougar Helicopters Inc. (“Cougar”), which transitioned from cash basis recognition to an accrual basis of accounting for lease payments in the Current Quarter.
Operating revenues from offshore energy services in Africa were $8.3 million higher in the Current Quarter primarily due to higher utilization and increased rates.
Operating revenues from offshore energy services in Europe were $0.2 million higher in the Current Quarter. Revenues in Norway were $2.0 million higher primarily due to higher utilization, partially offset by the weakening of the Norwegian krone (“NOK”) relative to the U.S. dollar. Revenues in the UK were $1.8 million lower primarily due to lower utilization and lower maintenance services revenues.
Operating revenues from government services were $2.6 million lower in the Current Quarter primarily due to a change in monthly standing charge (“MSC”) rates and penalties related to lower availability.
Operating revenues from fixed wing services were $8.3 million higher in the Current Quarter primarily due to higher utilization and increased rates.
Operating expenses. Operating expenses were $0.9 million lower than the Preceding Quarter. Operating personnel salaries were $6.3 million lower primarily due to seasonal personnel cost variations in Norway and an adjustment for tax equalization in Suriname. Leased-in equipment costs were $0.8 million lower primarily due to the termination of an aircraft lease in Norway. Insurance costs were $0.4 million lower in the Current Quarter. These decreases were partially offset by higher repairs and maintenance costs of $3.4 million related to higher power-by-the-hour (“PBH”) expenses from increased flight hours and higher inventory write-offs. Other operating costs were $1.9 million higher primarily due to a reclassification of subcontractor costs. Fuel costs were $1.2 million higher primarily due to increased flight hours.
General and administrative expenses. General and administrative expenses were $1.6 million higher than the Preceding Quarter primarily due to higher professional services fees, partially offset by lower personnel and insurance costs.
Earnings from unconsolidated affiliates. During the Current Quarter, the Company recognized earnings of $0.7 million from unconsolidated affiliates compared to earnings of $1.4 million in the Preceding Quarter.

Other, net. Other expense, net of $0.1 million in the Current Quarter primarily resulted from foreign exchange losses of $0.7 million, partially offset by government grants to fixed wing services and a favorable interest adjustment to the Company’s pension liability. Other expense, net of $6.2 million in the Preceding Quarter resulted from foreign exchange losses of $6.5 million due to the significant devaluation of the Nigerian Naira (“NGN”).

	Three Months Ended		Favorable (Unfavorable)
	June 30, 2024	March 31, 2024
Foreign exchange losses	$(749)	$(6,499)	$5,750
Pension related income	257	220	37
Other	409	78	331
Other, net	$(83)	$(6,201)	$6,118
Income tax expense. Income tax expense was $9.2 million in the Current Quarter compared to $2.5 million in the Preceding Quarter primarily due to the earnings mix of the Company’s global operations and changes to deferred tax valuation allowances and deferred tax assets.

Current Period compared to Prior Year Period
The following table presents our operating results and other statement of operations information for the Current Period and Prior Year Period (in thousands, except percentages):

	Six Months Ended June 30,		Favorable (Unfavorable)
	2024	2023
Revenues:
Operating revenues	$681,850	$604,453	$77,397	12.8%
Reimbursable revenues	14,993	16,952	(1,959)	(11.6)%
Total revenues	696,843	621,405	75,438	12.1%

Costs and expenses:
Operating expenses
Personnel	162,111	156,346	(5,765)	(3.7)%
Repairs and maintenance	134,866	123,500	(11,366)	(9.2)%
Insurance	12,863	14,009	1,146	8.2%
Fuel	44,510	43,511	(999)	(2.3)%
Leased-in equipment	51,688	48,479	(3,209)	(6.6)%
Other	87,747	81,538	(6,209)	(7.6)%
Total operating expenses	493,785	467,383	(26,402)	(5.6)%
Reimbursable expenses	14,903	16,671	1,768	10.6%
General and administrative expenses	88,280	91,346	3,066	3.4%
Merger and integration costs	—	1,116	1,116	nm
Depreciation and amortization expense	34,017	35,737	1,720	4.8%
Total costs and expenses	630,985	612,253	(18,732)	(3.1)%

Gains (losses) on disposal of assets	(337)	92	(429)	nm
Earnings from unconsolidated affiliates	2,070	2,316	(246)	(10.6)%
Operating income	67,591	11,560	56,031	nm

Interest income	4,126	2,656	1,470	55.3%
Interest expense, net	(18,857)	(20,135)	1,278	6.3%
Reorganization items, net	—	(83)	83	nm
Other, net	(6,284)	(16,463)	10,179	61.8%
Total other income (expense), net	(21,015)	(34,025)	13,010	38.2%
Income (loss) before income taxes	46,576	(22,465)	69,041	nm
Income tax benefit (expense)	(11,753)	19,303	(31,056)	nm
Net income (loss)	34,823	(3,162)	37,985	nm
Net loss (income) attributable to noncontrolling interests	(61)	3	(64)	nm
Net income (loss) attributable to Bristow Group Inc.	$34,762	$(3,159)	$37,921	nm

Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the applicable periods (in thousands):

	Six Months Ended June 30,		Favorable (Unfavorable)
	2024	2023
Offshore energy services:
Europe	$199,271	$172,622	$26,649	15.4%
Americas	186,267	151,866	34,401	22.7%
Africa	73,651	52,335	21,316	40.7%
Total offshore energy services	459,189	376,823	82,366	21.9%
Government services	161,584	169,654	(8,070)	(4.8)%
Fixed wing services	55,695	52,367	3,328	6.4%
Other services	5,382	5,609	(227)	(4.0)%
	$681,850	$604,453	$77,397	12.8%
Current Period compared to Prior Year Period
Operating revenues. Operating revenues were $77.4 million higher in the Current Period compared to the Prior Year Period.
Operating revenues from offshore energy services were $82.4 million higher in the Current Period.
Operating revenues from offshore energy services in the Americas were $34.4 million higher in the Current Period primarily due to higher utilization and increased rates. Revenues in Canada were higher primarily due to increased lease payments from Cougar and the transition from cash basis recognition to an accrual basis of accounting for lease payments during the Current Period.
Operating revenues from offshore energy services in Europe were $26.6 million higher in the Current Period. Revenues in Norway were $24.5 million higher primarily due to the commencement of a new contract and higher utilization. Revenues in the UK were $2.2 million higher primarily due to increased rates, partially offset by lower utilization.
Operating revenues from offshore energy services in Africa were $21.3 million higher primarily due to higher utilization and increased rates.
Operating revenues from government services were $8.1 million lower in the Current Period primarily due to a change in rates after transitioning to the long-term contract with the Dutch Caribbean Coast Guard (“DCCG”) from the interim period.
Operating revenues from fixed wing services were $3.3 million higher in the Current Period primarily due to higher utilization, partially offset by the weakening of the Australian dollar (“AUD”) relative to the U.S. dollar.
Operating expenses. Operating expenses were $26.4 million higher in the Current Period. Repairs and maintenance costs were $11.4 million higher due to higher PBH expenses related to increased flight hours and the timing of repairs, partially offset by lower inventory write-offs. Other operating costs were $6.2 million higher in the Current Period primarily due to the commencement of new offshore energy services contracts. Personnel costs were $5.8 million higher primarily due to an increase in headcount in Norway and Africa. Leased-in equipment costs were $3.2 million higher due to additional leased-in helicopters in support of new contracts in Norway. Fuel costs were $1.0 million higher due to increased flight hours. These increases were partially offset by lower insurance costs of $1.1 million.
General and administrative expenses. General and administrative expenses were $3.1 million lower primarily due to lower insurance costs and professional services fees, partially offset by higher personnel costs.
Interest income. Interest income was $1.5 million higher than the Prior Year Period primarily due to higher interest rates and income from sales-type leases.

Other, net. Other expense, net was $6.3 million in the Current Period compared to $16.5 million in the Prior Year Period primarily due to lower foreign exchange losses.

	Six Months Ended June 30,		Favorable (Unfavorable)
	2024	2023
Foreign exchange losses	$(7,248)	$(17,124)	$9,876
Pension-related income	477	516	(39)
Other	487	145	342
Other, net	$(6,284)	$(16,463)	$10,179
Income tax benefit (expense). Income tax expense was $11.8 million in the Current Period compared to an income tax benefit of $19.3 million in the Prior Year Period primarily due to the earnings mix of the Company’s global operations compared to a loss in 2023, changes to deferred tax valuation allowances and deferred tax assets.
Liquidity and Capital Resources
General
Our ongoing liquidity requirements arise primarily from working capital needs, meeting our capital commitments (including the purchase of aircraft and other equipment) and the payment of debt service obligations. In addition, we may use our liquidity to fund acquisitions, repurchase stock or debt securities or make other investments. Our primary sources of liquidity are cash balances and cash flows from operations and, from time to time, we may obtain additional liquidity through the issuance of equity or debt or other financing options or through asset sales.
Summary of Cash Flows

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$60,344	$24,825
Investing activities	(110,507)	(16,992)
Financing activities	43,618	28,871
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,718	15,802
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,827)	$52,506
Operating Activities
Cash flows provided by operating activities were $35.5 million higher in the Current Period primarily due to an increase in operating income before depreciation and gains (losses) on asset dispositions. Working capital uses of $19.1 million in the Current Period were primarily due to an increase in accounts receivables related to the timing of payments from customers, increases in inventory to mitigate risks related to supply chain constraints and decreases in payables and accrued liabilities primarily due to the timing of payments to vendors. Working capital sources of $10.0 million in the Prior Year Period were primarily due to decreased receivables and prepaid balances and increased liabilities.
Investing Activities
During the Current Period, net cash used in investing activities was $110.5 million primarily consisting of:
•Capital expenditures of $114.9 million primarily related to payments for aircraft, purchases of equipment and leasehold improvements, and
•Proceeds of $4.4 million primarily from the sale of aircraft and other assets.

During the Prior Year Period, net cash used in investing activities was $17.0 million primarily consisting of:
•Capital expenditures of $43.8 million primarily related to deposit payments for aircraft, purchases of equipment and leasehold improvements, and
•Proceeds of $26.8 million primarily from the sale of aircraft and other assets.
Financing Activities
During the Current Period, net cash provided by financing activities was $43.6 million primarily consisting of:
•Proceeds from borrowings of $57.0 million, partially offset by
•Net repayments of debt of $7.3 million,
•Stock repurchases of $3.9 million, and
•Payments on debt issuance costs of $2.2 million.
During the Prior Year Period, net cash provided by financing activities was $28.9 million primarily consisting of:
•Proceeds from borrowings of $169.5 million, partially offset by
•Net repayments of debt of $135.6 million primarily related to the principal of secured equipment term loans,
•Payments on debt issuance costs of $2.7 million, and
•Stock repurchases of $2.4 million.
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
As of June 30, 2024, approximately 89% of our total cash balance was held outside the U.S. Most of our cash held outside the U.S. could be repatriated to the U.S., and any such repatriation could be subject to additional taxes. If cash held by non-U.S. operations is required for funding operations in the U.S., we may make a provision for additional taxes in connection with repatriating this cash, which is not expected to have a significant impact on our results of operations.
We have no near-term debt maturities, other than the current portion of long-term debt of $15.9 million, and believe that our cash flows from operations and other sources of liquidity will continue to be sufficient in fulfilling our capital requirements and other obligations. Our long-term liquidity is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, debt service obligations, capital expenditures and a reasonable return on investment. As of June 30, 2024, we had $178.6 million of unrestricted cash and $67.8 million of remaining availability under our ABL Facility for total liquidity of $246.4 million.
In January 2024, we entered into a long-term equipment financing to upsize the UKSAR Debt by an aggregate amount of up to £55 million. As of June 30, 2024, we had drawn approximately £26.1 million under this facility.
In June 2024, we entered into a long-term equipment financing for an aggregate amount of up to €100.0 million with National Westminster Bank Plc as the original lender and UK Export Finance guaranteeing 80% of the facility (“IRCG Debt”, formerly known as “UKEF Debt”). The financing will be used, among other items, to support the Company’s acquisition of five new AW189 aircraft to service the IRCG contract. As of June 30, 2024, we had drawn approximately €22.7 million under this facility.

As of June 30, 2024, our total principal debt balance, net of deferred financing fees, was $594.2 million, primarily comprised of the 6.875% Senior Notes due in March 2028 and the UKSAR Debt and IRCG Debt maturing in March 2036 and June 2031, respectively.
We plan to use a combination of cash on hand, operating cash flows, new debt financing and aircraft leasing to fund our projected future capital expenditures, which includes our aircraft purchase commitments, infrastructure and other growth expenditure plans, primarily in support of new long term contracts such as the UKSAR2G and IRCG, among other growth opportunities.
Contractual Obligations and Commercial Commitments
We have various contractual obligations that are recorded as liabilities on our consolidated balance sheets. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities on our consolidated balance sheets.
As of June 30, 2024, we had unfunded capital commitments of $315.8 million, consisting primarily of agreements to purchase eleven AW189 heavy helicopters, four AW139 medium helicopters, five AW169 light twin helicopters and five H135 light twin helicopters. The AW189 helicopters are scheduled to be delivered between 2024 and 2026; the AW139 helicopters are scheduled to be delivered in 2024; and the H135 helicopters are scheduled to be delivered between 2024 and 2025. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company has outstanding options to purchase up to 10 additional AW189 helicopters and 10 additional H135 helicopters. If these options are exercised, the AW189 helicopters would be scheduled for delivery between 2026 and 2028, and the H135 helicopters would be scheduled for delivery between 2027 and 2028. The Company may, from time to time, purchase aircraft for which it has no orders.
As of June 30, 2024, $33.8 million of our unfunded capital commitments (inclusive of deposits paid on options not yet exercised) may be terminated without further liability other than aggregate liquidated damages of approximately $1.1 million. If we do not exercise our rights to cancel these capital commitments, we expect to finance the remaining acquisition costs for these helicopters through a combination of cash on hand, cash provided by operating activities, asset sales and financing options.
Lease Obligations
From time to time we may, under favorable market conditions and when necessary, enter into opportunistic aircraft lease agreements in support of our global operations.
We have non-cancelable operating leases in connection with the lease of certain equipment, including leases for aircraft, and land and facilities used in our operations. The related lease agreements, which range from non-cancelable to month-to-month terms, generally provide for fixed monthly rentals and can also include renewal options. As of June 30, 2024, aggregate undiscounted future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year were as follows (in thousands):

	Aircraft	Other	Total

2024	$40,089	$5,769	$45,858
2025	76,135	9,890	86,025
2026	63,479	7,770	71,249
2027	41,687	5,085	46,772
2028	27,577	4,255	31,832
Thereafter	29,116	9,488	38,604
	$278,083	$42,257	$320,340

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

	June 30, 2024	December 31, 2023
Current assets	$1,648,857	$1,152,830
Non-current assets	$2,397,655	$2,090,176
Current liabilities	$1,769,109	$836,017
Non-current liabilities	$709,136	$556,479

Six Months Ended June 30, 2024
Total revenues	$386,004
Operating loss	$35,302
Net loss	$24,023
Net loss attributable to Bristow Group Inc.,	$23,970
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

Item 4.    Controls and Procedures.
With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated, with reasonable assurance, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.
During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
For a detailed discussion of our risk factors, see Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information regarding our repurchases of shares of our common stock on a monthly basis during the three months ended June 30, 2024:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	2,922	$26.23	—	$40,000,000
May 1, 2024 - May 31, 2024	27,824	$34.00	—	$40,000,000
June 1, 2024 - June 30, 2024	52,556	$35.91	—	$40,000,000
___________________________
(1)Reflects 83,302 shares purchased in connection with the surrender of stock by employees to satisfy certain tax withholding obligations. These repurchases are not a part of our publicly announced program and do not affect our Board-approved stock repurchase program.
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
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Facilities Agreement, dated as of June 12, 2024, among Bristow Leasing Limited, as borrower, Bristow Group Inc., as parent guarantor, Bristow Helicopters Limited, Bristow Aviation Holdings Limited and National Westminster Bank Plc (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2024 (File No. 001-35701)).

10.2†
Amendment No. 2 to Bristow Group Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Appendix B to Amendment No. 1 to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 23, 2024) (File No. 001-35701).

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

BRISTOW GROUP INC.

By:	/s/ Jennifer D. Whalen
Jennifer D. Whalen Senior Vice President, Chief Financial Officer

By:	/s/ Donna L. Anderson
Donna L. Anderson Vice President, Chief Accounting Officer
DATE: August 6, 2024