Form 10-Q
period 2024-09-30
Bristow Group Inc.
filed 2024-11-06
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	001-35701
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware		72-1455213
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

3151 Briarpark Drive, Suite 700
Houston,	Texas	77042
(Address of Principal Executive Offices)		(Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
The total number of shares of common stock (in thousands), par value $0.01 per share, outstanding as of November 1, 2024 was 28,628. The Registrant has no other class of common stock outstanding.

BRISTOW GROUP INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements.
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Operating revenues	$356,426	$330,252	$1,038,276	$934,705
Reimbursable revenues	8,696	7,838	23,689	24,790
Total revenues	365,122	338,090	1,061,965	959,495

Costs and expenses:
Operating expenses	262,692	240,682	756,477	708,065
Reimbursable expenses	8,827	7,836	23,730	24,507
General and administrative expenses	42,898	46,256	131,178	137,602
Merger and integration costs	—	738	—	1,854
Depreciation and amortization expense	17,569	17,862	51,586	53,599
Total costs and expenses	331,986	313,374	962,971	925,627

Gains (losses) on disposal of assets	(626)	1,179	(963)	1,271
Earnings from unconsolidated affiliates	703	3,722	2,773	6,038
Operating income	33,213	29,617	100,804	41,177

Interest income	2,526	2,532	6,652	5,188
Interest expense, net	(9,660)	(10,008)	(28,517)	(30,143)
Reorganization items, net	—	(3)	—	(86)
Other, net	10,592	4,844	4,308	(11,619)
Total other income (expense), net	3,458	(2,635)	(17,557)	(36,660)
Income before income taxes	36,671	26,982	83,247	4,517
Income tax expense	(8,392)	(22,637)	(20,145)	(3,334)
Net income	28,279	4,345	63,102	1,183
Net income attributable to noncontrolling interests	(37)	(28)	(98)	(25)
Net income attributable to Bristow Group Inc.	$28,242	$4,317	$63,004	$1,158
Earnings per common share:
Basic	$0.99	$0.15	$2.21	$0.04
Diluted	$0.95	$0.15	$2.14	$0.04
Weighted average shares of common stock outstanding:
Basic	28,620	28,217	28,477	28,088
Diluted	29,719	28,959	29,475	28,742

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income	$28,279	$4,345	$63,102	$1,183
Other comprehensive income (loss):
Currency translation adjustments	19,201	(23,784)	9,818	2,598
Pension liability adjustment	(2,112)	1,697	(1,809)	(572)
Unrealized gains (losses) on cash flow hedges, net	650	(3,864)	(3,248)	(4,984)
Total other comprehensive income (loss), net of tax	17,739	(25,951)	4,761	(2,958)
Total comprehensive income (loss)	46,018	(21,606)	67,863	(1,775)
Net comprehensive income attributable to noncontrolling interests	(37)	(28)	(98)	(25)
Total comprehensive income (loss) attributable to Bristow Group Inc.	$45,981	$(21,634)	$67,765	$(1,800)

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$200,349	$180,265
Restricted cash	8,232	3,397
Accounts receivable, net of allowance of $48 and $77, respectively	233,563	234,620
Inventories	111,380	99,863
Prepaid expenses and other current assets	40,843	45,438
Total current assets	594,367	563,583
Property and equipment, net of accumulated depreciation of $272,092 and $232,107, respectively	1,048,517	927,766
Investment in unconsolidated affiliates	20,830	19,890
Right-of-use assets	279,319	287,939
Other assets	145,276	138,100
Total assets	$2,088,309	$1,937,278
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,883	$87,885
Accrued wages, benefits and related taxes	48,951	52,685
Income taxes payable and other accrued taxes	22,503	8,176
Deferred revenues	19,976	20,334
Accrued maintenance and repairs	23,160	24,545
Current portion of operating lease liabilities	78,134	75,288
Accrued interest and other accrued liabilities	21,713	27,629
Current maturities of long-term debt	16,860	13,247
Total current liabilities	324,180	309,789
Long-term debt, less current maturities	612,206	534,823
Other liabilities and deferred credits	14,800	11,820
Deferred taxes	38,012	42,710
Long-term operating lease liabilities	200,351	214,957
Total liabilities	$1,189,549	$1,114,099
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value, 110,000 authorized; 28,628 and 28,310 outstanding, respectively	315	311
Additional paid-in capital	737,541	725,773
Retained earnings	280,972	217,968
Treasury stock, at cost; 2,692 and 2,566 shares, respectively	(69,776)	(65,722)
Accumulated other comprehensive loss	(49,882)	(54,643)
Total Bristow Group Inc. stockholders’ equity	899,170	823,687
Noncontrolling interests	(410)	(508)
Total stockholders’ equity	898,760	823,179
Total liabilities and stockholders’ equity	$2,088,309	$1,937,278

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited, in thousands)

	Total Bristow Group Inc. Stockholders’ Equity
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
December 31, 2023	$311	28,310	$725,773	$217,968	$(65,722)	$(54,643)	$(508)	$823,179
Share award amortization	1	117	3,519	—	—	—	—	3,520
Share repurchases	—	(40)	—	—	(1,016)	—	—	(1,016)
Net income	—	—	—	6,605	—	—	27	6,632
Other comprehensive loss	—	—	—	—	—	(12,105)	—	(12,105)
March 31, 2024	$312	28,387	$729,292	$224,573	$(66,738)	$(66,748)	$(481)	$820,210
Share award amortization	3	313	4,048	—	—	—	—	4,051
Share repurchases	—	(83)	—	—	(2,910)	—	—	(2,910)
Net income	—	—	—	28,157	—	—	34	28,191
Other comprehensive loss	—	—	—	—	—	(873)	—	(873)
June 30, 2024	$315	28,617	$733,340	$252,730	$(69,648)	$(67,621)	$(447)	$848,669
Share award amortization	—	15	4,201	—	—	—	—	4,201
Share repurchases	—	(4)	—	—	(128)	—	—	(128)
Net income	—	—	—	28,242	—	—	37	28,279
Other comprehensive income	—	—	—	—	—	17,739	—	17,739
September 30, 2024	$315	28,628	$737,541	$280,972	$(69,776)	$(49,882)	$(410)	$898,760

See accompanying notes to condensed consolidated financial statements.

	Total Bristow Group Inc. Stockholders’ Equity
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
December 31, 2022	$306	28,009	$709,319	$224,748	$(63,009)	$(84,057)	$(368)	$786,939
Share award amortization	—	—	3,311	—	—	—	—	3,311
Share repurchases	—	(1)	—	—	(385)	—	—	(385)
Net loss	—	—	—	(1,522)	—	—	(3)	(1,525)
Other comprehensive income	—	—	—	—	—	10,127	—	10,127
March 31, 2023	$306	28,008	$712,630	$223,226	$(63,394)	$(73,930)	$(371)	$798,467
Share award amortization	—	239	5,232	—	—	—	—	5,232
Share repurchases	—	(71)	—	—	(1,974)	—	—	(1,974)
Net loss	—		—	(1,637)	—	—	—	(1,637)
Other comprehensive income	—	—	—	—	—	12,866	—	12,866
June 30, 2023	$306	28,176	$717,862	$221,589	$(65,368)	$(61,064)	$(371)	$812,954
Share award amortization	$—	83	$4,204	$—	$—	$—	$—	$4,204
Share repurchases	—	(13)	—	—	(354)	—	—	(354)
Net income	—	—	—	4,317	—	—	28	4,345
Other comprehensive loss	—	—	—	—	—	(25,951)	—	(25,951)
September 30, 2023	$306	28,246	$722,066	$225,906	$(65,722)	$(87,015)	$(343)	$795,198

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$63,102	$1,183
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization expense	62,761	64,850
Losses (gains) on disposal of assets	963	(1,271)
Earnings from unconsolidated affiliates, net of dividends received	(2,398)	(5,701)
Deferred income taxes	(4,586)	(36,398)
Stock-based compensation expense	11,768	12,747
Amortization of deferred financing fees	2,274	2,111
Amortization of deferred contract costs	2,533	—
Discount amortization on long-term debt	—	473
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(2,195)	(14,435)
Inventory, prepaid expenses and other assets	(32,096)	(34,063)
Accounts payable, accrued expenses and other liabilities	24,240	52,040
Net cash provided by operating activities	126,366	41,536
Cash flows from investing activities:
Capital expenditures	(171,903)	(62,137)
Proceeds from asset dispositions	4,461	34,094
Net cash used in investing activities	(167,442)	(28,043)
Cash flows from financing activities:
Proceeds from borrowings	82,309	169,508
Debt issuance costs	(3,525)	(2,714)
Repayments of debt	(11,467)	(138,735)
Purchase of treasury stock	(4,054)	(2,713)
Net cash provided by financing activities	63,263	25,346
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,732	7,214
Net increase in cash, cash equivalents and restricted cash	24,919	46,053
Cash, cash equivalents and restricted cash at beginning of period	183,662	163,683
Cash, cash equivalents and restricted cash at end of period	$208,581	$209,736
Cash paid during the period for:
Interest	$38,369	$36,185
Income taxes, net	$16,093	$9,551

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
The condensed consolidated financial information for the three and nine months ended September 30, 2024 and 2023, has been prepared by the Company in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information reporting on Quarterly Form 10-Q and Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from that which would appear in the annual consolidated financial statements. The condensed consolidated financial statements on this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
The following table sets forth the disaggregation of operating revenues by service line for the applicable periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Offshore energy services	$233,654	$212,990	$692,843	$589,813
Government services	85,229	85,549	246,813	255,203
Fixed wing services	35,543	29,168	91,238	81,535
Other services	2,000	2,545	7,382	8,154
Total operating revenues	$356,426	$330,252	$1,038,276	$934,705
Reimbursable revenues	8,696	7,838	23,689	24,790
Total revenues	$365,122	$338,090	$1,061,965	$959,495
As of September 30, 2024, the Company had a deferred revenue balance of $20.0 million compared to the December 31, 2023 balance of $20.3 million. Deferred revenues are primarily generated by fixed wing services where customers pay for tickets in advance of receiving the Company’s services, advanced payments from helicopter services customers, and mobilization fees received from customers in connection with new contract commencements. During the nine months ended September 30, 2024 and 2023, revenues recognized that had previously been deferred were $12.1 million and $9.3 million, respectively.
Note 3 — RELATED PARTY TRANSACTIONS
The Company owns a 25% voting interest and a 40% economic interest in Cougar Helicopters Inc. (“Cougar”), an aviation services provider in Canada. The remaining 75% voting interest and 60% economic interest in Cougar are owned by VIH Aviation Group Ltd. (“VIH”). Due to common ownership of Cougar, the Company considers VIH a related party.
The Company and VIH lease certain aircraft and facilities and from time to time purchase inventory from one another. During the three months ended September 30, 2024 and 2023, the Company made payments of $1.0 million and $1.1 million to its related parties, respectively, and also generated total revenues of $6.8 million and $11.5 million from its related parties, respectively. During the nine months ended September 30, 2024 and 2023, the Company made payments of $3.2 million and $4.1 million to its related parties, respectively, and also generated total revenues of $24.0 million and $25.3 million from its related parties, respectively. During the nine months ended September 30, 2023, the Company and VIH entered into resale agreements under which one S92 aircraft was sold in exchange for the purchase of another S92 aircraft in a non-monetary transaction. The exchange did not result in a gain or loss being recognized on the Company’s condensed consolidated statement of operations.
As of September 30, 2024 and December 31, 2023, accounts receivable from related parties included in accounts receivable on the condensed consolidated balance sheets were $3.1 million and $1.2 million, respectively.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 4 — DEBT
Debt as of September 30, 2024 and December 31, 2023, consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
6.875% Senior Notes	$395,251	$394,184
UKSAR Debt	184,014	153,886
IRCG Debt	49,801	—
Total debt	629,066	548,070
Less short-term borrowings and current maturities of long-term debt	(16,860)	(13,247)
Total long-term debt	$612,206	$534,823
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
As of September 30, 2024 and December 31, 2023, the Company had $4.7 million and $5.8 million, respectively, of unamortized deferred financing fees associated with the 6.875% Senior Notes.
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
In January 2024, the Company entered into a long-term equipment financing to upsize the UKSAR Debt by an aggregate amount of up to £55 million. The upsizing is being used to support the Company’s capital commitments related to the Second-Generation UK Search and Rescue (“UKSAR2G”) contract. The credit facility has a 15-month availability period and will continue to fund through 2024, subject to delivery of the new search and rescue (“SAR”) configured helicopters. The credit facility bears interest at a rate equal to SONIA plus 2.75% per annum. Bristow's obligations under the additional UKSAR Debt will be secured by four new Leonardo S.p.A AW139 SAR configured helicopters. As of September 30, 2024, the Company had drawn approximately $32.7 million (£26.1 million) under this facility.
During the nine months ended September 30, 2024 and 2023, the Company made principal payments of $11.5 million and $9.7 million, respectively. As of September 30, 2024 and December 31, 2023, the Company had unamortized deferred financing fees, inclusive of amounts related to the upsizing, associated with the UKSAR Debt of $9.8 million and $8.4 million, respectively.
IRCG Debt — In June 2024, the Company entered into a long-term equipment financing for an aggregate amount of up to €100.0 million with National Westminster Bank Plc as the original lender and UK Export Finance guaranteeing 80% of the facility (“IRCG Debt”, formerly known as “UKEF Debt”). The financing is being used, among other items, to support the Company’s acquisition of five new AW189 aircraft to fulfill contractual obligations with the Irish Department of Transport to provide SAR services to the Irish Coast Guard (“IRCG”). The credit facility has an availability period of up to two years

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
followed by a five-year term. The IRCG Debt bears interest at a rate equal to the Euro Interbank Offered Rate (“EURIBOR”) plus 1.95% per annum with repayments due in semi-annual installments following the end of the availability period. As of September 30, 2024, the Company had drawn approximately $49.6 million (€46.0 million) and had $1.6 million of unamortized deferred financing fees associated with the IRCG Debt.
ABL Facility — The Company’s asset-backed revolving credit facility (the “ABL Facility”) provides that amounts borrowed under the ABL Facility (i) are secured by certain accounts receivable owing to the borrower subsidiaries and the deposit accounts into which payments on such accounts receivable are deposited, and (ii) are fully and unconditionally guaranteed as to payment by the Company, as a parent guarantor, and each of Bristow Norway AS, Bristow Helicopters Limited (“BHL”), Bristow U.S. LLC and Era Helicopters, LLC. As of September 30, 2024, the ABL Facility provided for commitments in an aggregate amount of $85.0 million with the ability to increase the total commitments up to a maximum aggregate amount of $120.0 million, subject to the terms and conditions therein.
As of September 30, 2024, there were no outstanding borrowings under the ABL Facility nor had the Company made any draws during the nine months ended September 30, 2024. Letters of credit issued under the ABL Facility in the aggregate face amount of $8.7 million were outstanding as of September 30, 2024.
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
The carrying and fair values of the Company’s debt were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2024
LIABILITIES
6.875% Senior Notes(1)	$395,251	$—	$394,794	$—
UKSAR Debt(2)	184,014	—	190,947	—
IRCG Debt(3)	49,801	—	51,198	—
	$629,066	$—	$636,939	$—
December 31, 2023
LIABILITIES
6.875% Senior Notes(1)	$394,184	$—	$383,068	$—
UKSAR Debt(2)	153,886	—	162,467	—
	$548,070	$—	$545,535	$—
___________________
(1)As of September 30, 2024 and December 31, 2023, the carrying values of unamortized deferred financing fees related to the 6.875% Senior Notes were $4.7 million and $5.8 million, respectively.
(2)As of September 30, 2024 and December 31, 2023, the carrying values of unamortized deferred financing fees related to the UKSAR Debt were $9.8 million and $8.4 million, respectively.
(3)As of September 30, 2024, the carrying value of unamortized deferred financing fees related to the IRCG Debt was $1.6 million.

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
These foreign exchange hedge contracts, carried at fair value, have maturities of up to approximately 15 months. As of September 30, 2024 and December 31, 2023, total notional amounts of outstanding cash flow hedges were $113.1 million and $254.7 million, respectively. As of September 30, 2024, the estimated net amount of losses expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months is $1.6 million. For the nine months ended September 30, 2024, there were no net gains or losses recognized in earnings relating to hedges of forecasted transactions that did not occur.
The Company’s derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. The fair value of the Company’s derivatives is based on valuation methods which project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves and foreign currency rates. The fair value of derivative instruments on the Company’s Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 were as follows, presented on a gross basis (in thousands):

	September 30, 2024		December 31, 2023
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$818	$2,688	$2,557	$1,200
Note 7 — COMMITMENTS AND CONTINGENCIES
Fleet — The Company’s unfunded capital commitments as of September 30, 2024 consisted primarily of agreements to purchase helicopters and totaled $289.3 million, payable beginning in 2024.
Included in these commitments are orders to purchase ten AW189 heavy helicopters, three AW139 medium helicopters, five AW169 light twin helicopters and five H135 light twin helicopters. The AW189 helicopters are scheduled to be delivered between 2024 and 2026; the AW139 helicopters are scheduled to be delivered in 2024; and the H135 helicopters are scheduled to be delivered between 2024 and 2025. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company has outstanding options to purchase up to 10 additional AW189 helicopters and 10 additional H135 helicopters. If these options are exercised, the AW189 helicopters would be scheduled for delivery between 2026 and 2028, and the H135 helicopters would be scheduled for delivery between 2027 and 2028. The Company may, from time to time, purchase aircraft for which it has no orders.
The Company may terminate $35.2 million of its unfunded capital commitments without further liability other than aggregate liquidated damages of approximately $1.1 million.

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
Note 8 — INCOME TAXES
During the three months ended September 30, 2024 and 2023, the Company recorded an income tax expense of $8.4 million, resulting in an effective tax rate of 22.9%, and income tax expense of $22.6 million, resulting in an effective tax rate of 83.9%, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded an income tax expense of $20.1 million, resulting in an effective tax rate of 24.2%, and income tax expense of $3.3 million, resulting in an effective tax rate of 73.8%, respectively.
The effective tax rate during the nine months ended September 30, 2024 was impacted by the Company’s global mix of earnings in the current year, adjustments to valuation allowances against future realization of losses and deductible business interest expense, partially offset by the recognition of certain deferred tax assets. The effective tax rate during the nine months ended September 30, 2023 was impacted by the Company’s global mix of earnings, adjustments to valuation allowances against future realization of deductible business interest expense, partially offset by the recognition of certain deferred tax assets.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 9 — STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in balances for accumulated other comprehensive income (loss), net of tax (in thousands):

	Currency Translation Adjustments	Pension Liability Adjustments	Unrealized gains (losses) on cash flow hedges	Total
Balance as of December 31, 2023	$(21,601)	$(34,941)	$1,899	$(54,643)

Other comprehensive loss	(8,267)	—	(4,496)	(12,763)
Reclassified from accumulated other comprehensive loss	—	5	625	630
Income tax benefit	—	—	28	28
Net current period other comprehensive income (loss)	(8,267)	5	(3,843)	(12,105)
Foreign exchange rate impact	(316)	316	—	—
Balance as of March 31, 2024	$(30,184)	$(34,620)	$(1,944)	$(66,748)

Other comprehensive income (loss)	(823)	—	609	(214)
Reclassified from accumulated other comprehensive loss	—	5	(677)	(672)
Income tax benefit	—	—	13	13
Net current period other comprehensive income (loss)	(823)	5	(55)	(873)
Foreign exchange rate impact	23	(23)	—	—
Balance as of June 30, 2024	$(30,984)	$(34,638)	$(1,999)	$(67,621)

Other comprehensive income	17,084	—	232	17,316
Reclassified from accumulated other comprehensive loss	—	5	482	487
Income tax expense	—	—	(64)	(64)
Net current period other comprehensive income (loss)	17,084	5	650	17,739
Foreign exchange rate impact	2,117	(2,117)	—	—
Balance as of September 30, 2024	$(11,783)	$(36,750)	$(1,349)	$(49,882)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income (loss):
Net income attributable to Bristow Group Inc.	$28,242	$4,317	$63,004	$1,158
Shares of common stock:
Weighted average shares of common stock outstanding – basic	28,620	28,217	28,477	28,088
Net effect of dilutive stock	1,099	742	998	654
Weighted average shares of common stock outstanding – diluted(1)	29,719	28,959	29,475	28,742

Earnings per common share - basic	$0.99	$0.15	$2.21	$0.04
Earnings per common share - diluted	$0.95	$0.15	$2.14	$0.04
__________________
(1)Excludes weighted average shares of common stock of 20,000 and 1,181,738 for the three months ended September 30, 2024 and 2023, respectively, and 20,000 and 1,293,579 for the nine months ended September 30, 2024 and 2023, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.
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
The following tables show region information prepared on the same basis as the Company’s condensed consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Region revenues:
Europe	$191,346	$184,524	$562,222	$536,048
Americas	100,150	99,688	302,768	268,847
Africa	45,716	29,933	125,178	88,439
Asia Pacific	27,910	23,945	71,797	66,161
Total region revenues	$365,122	$338,090	$1,061,965	$959,495

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Consolidated operating income:
Europe	$10,543	$16,324	$43,713	$41,181
Americas	19,301	21,702	64,323	45,222
Africa	18,677	6,780	45,480	17,085
Asia Pacific	4,387	4,854	6,014	10,704
Other	(19,069)	(21,222)	(57,763)	(74,286)
Gains (losses) on disposal of assets	(626)	1,179	(963)	1,271
Total consolidated operating income	$33,213	$29,617	$100,804	$41,177

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
In the discussions that follow, the terms “Current Quarter” and “Preceding Quarter” refer to the three months ended September 30, 2024 and June 30, 2024, respectively, and “Current Year” and “Prior Year” refer to the nine months ended September 30, 2024 and 2023, respectively.
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
•our reliance on a limited number of helicopter manufacturers and suppliers and the impact of a shortfall in availability of aircraft components and parts required for maintenance and repairs of our helicopters, including significant delays in the delivery of parts for our S92 fleet;
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
•labor issues, including our inability to negotiate acceptable collective bargaining or union agreements with employees covered by such agreements;
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
Fleet Information
The chart below presents the number of aircraft in our fleet and their distribution among the regions in which we operate, the number of helicopters we had on order or under construction and the percentage of operating revenues each of our regions provided for the three months ended September 30, 2024:

	Percentage of Current Quarter Operating Revenues	Helicopters				Fixed Wing	UAS
		Heavy	Medium	Light Twin	Light Single			Total
Europe	51%	61	3	—	3	—	4	71
Americas	28%	21	53	11	25	—	—	110
Africa	13%	4	11	3	—	1	—	19
Asia Pacific	8%	—	1	—	—	12	—	13
Total	100%	86	68	14	28	13	4	213
Aircraft not currently in fleet:
Under construction(1)		8	6	5	—	—	—	19
On order(2)		4	—	5	—	—	—	9
Options(3)		10	—	10	—	—	—	20
______________________
(1)Under construction reflects new aircraft that the Company has either taken ownership of and are undergoing additional configuration before being put into service or are currently under construction by the Original Equipment Manufacturer (“OEM”) and pending delivery. Includes eight AW189 heavy helicopters (of which two were delivered and are undergoing additional configuration), six AW139 medium helicopters (of which three were delivered and are undergoing additional configuration) and five H135 light-twin helicopters.
(2)On order reflects aircraft that the Company has commitments to purchase but construction has not yet begun. Includes four AW189 heavy helicopters and five AW169 light-twin helicopters.
(3)Options include 10 AW189 heavy helicopters and 10 H135 light-twin helicopters.

As of September 30, 2024, the aircraft in our fleet were as follows:

	Number of Aircraft
Type	Owned Aircraft(1)	Leased Aircraft	Total Aircraft	Max Pass. Capacity	Avg Age (yrs)(2)
Heavy Helicopters:
S92	36	29	65	19	15
AW189	17	4	21	16	8
	53	33	86
Medium Helicopters:
AW139	48	4	52	12	13
S76 D/C++	15	—	15	12	13
AS365	1	—	1	12	35
	64	4	68
Light—Twin Engine Helicopters:
AW109	4	—	4	7	17
EC135	9	1	10	6	15
	13	1	14
Light—Single Engine Helicopters:
AS350	15	—	15	4	26
AW119	13	—	13	7	18
	28	—	28
Total Helicopters	158	38	196		15
Fixed Wing	9	4	13
Unmanned Aerial Systems (“UAS”)	4	—	4
Total Fleet	171	42	213
______________________
(1)Does not include certain aircraft shown in the under construction line in the fleet table. Upon completion of additional configuration, the newly delivered aircraft will appear in the fleet table above when put into service.
(2)Reflects the average age of helicopters that are owned by the Company.

Results of Operations
The following table presents our operating results and other statement of operations information for the Current Quarter and the Preceding Quarter (in thousands, except percentages):

	Three Months Ended		Favorable (Unfavorable)
	September 30, 2024	June 30, 2024
Revenues:
Operating revenues	$356,426	$352,494	$3,932	1.1%
Reimbursable revenues	8,696	7,255	1,441	19.9%
Total revenues	365,122	359,749	5,373	1.5%

Costs and expenses:
Operating expenses
Personnel	90,919	77,913	(13,006)	(16.7)%
Repairs and maintenance	70,254	69,143	(1,111)	(1.6)%
Insurance	6,217	6,212	(5)	(0.1)%
Fuel	22,861	22,876	15	0.1%
Leased-in equipment	25,702	25,449	(253)	(1.0)%
Other	46,739	44,828	(1,911)	(4.3)%
Total operating expenses	262,692	246,421	(16,271)	(6.6)%
Reimbursable expenses	8,827	7,212	(1,615)	(22.4)%
General and administrative expenses	42,898	44,933	2,035	4.5%
Depreciation and amortization expense	17,569	16,848	(721)	(4.3)%
Total costs and expenses	331,986	315,414	(16,572)	(5.3)%

Losses on disposal of assets	(626)	(224)	(402)	nm
Earnings from unconsolidated affiliates	703	651	52	8.0%
Operating income	33,213	44,762	(11,549)	(25.8)%

Interest income	2,526	2,142	384	17.9%
Interest expense, net	(9,660)	(9,385)	(275)	(2.9)%
Other, net	10,592	(83)	10,675	nm
Total other income (expense), net	3,458	(7,326)	10,784	nm
Income before income taxes	36,671	37,436	(765)	(2.0)%
Income tax expense	(8,392)	(9,245)	853	9.2%
Net income	28,279	28,191	88	0.3%
Net income attributable to noncontrolling interests	(37)	(34)	(3)	(8.8)%
Net income attributable to Bristow Group Inc.	$28,242	$28,157	$85	0.3%

Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the applicable periods (in thousands):

	Three Months Ended		Favorable (Unfavorable)
	September 30, 2024	June 30, 2024
Offshore energy services:
Europe	$99,858	$99,741	$117	0.1%
Americas	92,301	97,752	(5,451)	(5.6)%
Africa	41,495	40,998	497	1.2%
Total offshore energy services	$233,654	$238,491	$(4,837)	(2.0)%
Government services	85,229	79,476	5,753	7.2%
Fixed wing services	35,543	31,987	3,556	11.1%
Other services	2,000	2,540	(540)	(21.3)%
	$356,426	$352,494	$3,932	1.1%
Current Quarter compared to Preceding Quarter
Operating revenues. Operating revenues were $3.9 million higher in the Current Quarter compared to the Preceding Quarter.
Operating revenues from offshore energy services were $4.8 million lower in the Current Quarter.
Operating revenues from offshore energy services in the Americas were $5.5 million lower in the Current Quarter primarily due to lower utilization in Suriname and Trinidad and lower revenues of $3.2 million from Cougar Helicopters Inc. (“Cougar”), primarily due to a one-time benefit in the Preceding Quarter related to transitioning from cash basis recognition to an accrual basis of accounting for lease payments. These decreases were partially offset by higher utilization in Brazil.
Operating revenues from offshore energy services in Africa were $0.5 million higher in the Current Quarter primarily due to additional aircraft on contract.
Operating revenues from offshore energy services in Europe were $0.1 million higher in the Current Quarter. Revenues in the UK were $3.0 million higher primarily due to higher utilization and the strengthening of the British Pound Sterling (“GBP”) relative to the U.S. dollar. Revenues in Norway were $2.9 million lower primarily due to lower utilization.
Operating revenues from government services were $5.8 million higher in the Current Quarter primarily due to the strengthening of the GBP relative to the U.S. dollar, fewer penalties related to availability and higher utilization.
Operating revenues from fixed wing services were $3.6 million higher in the Current Quarter primarily due to higher utilization.
Operating revenues from other services were $0.5 million lower primarily due to lower dry-lease revenues.
Operating expenses. Operating expenses were $16.3 million higher than the Preceding Quarter. Operating personnel costs were $13.0 million higher primarily due to the finalization of a labor agreement in the UK of $6.5 million in the Current Quarter, of which $4.6 million was related to prior periods, seasonal personnel cost variations in Norway of $3.8 million in the Preceding Quarter, one-time benefits related to an adjustment for tax equalization in Suriname and insurance reserve adjustments recognized in the Preceding Quarter of $1.6 million, and an increase in headcount in support of new contracts and higher activity of $1.1 million. Excluding the impact of seasonal and non-recurring items, operating personnel costs would have otherwise been $3.0 million higher in the Current Quarter.
Repairs and maintenance costs were $1.1 million higher primarily due to the timing of repairs, partially offset by lower inventory write-offs. Other operating costs were $1.9 million higher primarily due to lower gains from foreign currency hedging contracts and higher subcontractor costs.

General and administrative expenses. General and administrative expenses were $2.0 million lower than the Preceding Quarter primarily due to lower professional services fees.
Other, net. Other income, net of $10.6 million in the Current Quarter primarily resulted from foreign exchange gains of $10.9 million. Other expense, net of $0.1 million in the Preceding Quarter primarily resulted from foreign exchange losses of $0.7 million, partially offset by government grants to fixed wing services and a favorable interest adjustment to the Company’s pension liability.

	Three Months Ended		Favorable (Unfavorable)
	September 30, 2024	June 30, 2024
Foreign exchange gains (losses)	$10,904	$(749)	$11,653
Pension related income	337	257	80
Other	(649)	409	(1,058)
Other, net	$10,592	$(83)	$10,675
Income tax expense. Income tax expense was $8.4 million in the Current Quarter compared to $9.2 million in the Preceding Quarter primarily due to the earnings mix of the Company’s global operations and changes to deferred tax valuation allowances and deferred tax assets.

Current Year compared to Prior Year
The following table presents our operating results and other statement of operations information for the Current Year and Prior Year (in thousands, except percentages):

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2024	2023
Revenues:
Operating revenues	$1,038,276	$934,705	$103,571	11.1%
Reimbursable revenues	23,689	24,790	(1,101)	(4.4)%
Total revenues	1,061,965	959,495	102,470	10.7%

Costs and expenses:
Operating expenses
Personnel	253,030	239,225	(13,805)	(5.8)%
Repairs and maintenance	205,120	187,550	(17,570)	(9.4)%
Insurance	19,080	18,702	(378)	(2.0)%
Fuel	67,371	66,021	(1,350)	(2.0)%
Leased-in equipment	77,390	72,615	(4,775)	(6.6)%
Other	134,486	123,952	(10,534)	(8.5)%
Total operating expenses	756,477	708,065	(48,412)	(6.8)%
Reimbursable expenses	23,730	24,507	777	3.2%
General and administrative expenses	131,178	137,602	6,424	4.7%
Merger and integration costs	—	1,854	1,854	nm
Depreciation and amortization expense	51,586	53,599	2,013	3.8%
Total costs and expenses	962,971	925,627	(37,344)	(4.0)%

Gains (losses) on disposal of assets	(963)	1,271	(2,234)	nm
Earnings from unconsolidated affiliates	2,773	6,038	(3,265)	(54.1)%
Operating income	100,804	41,177	59,627	nm

Interest income	6,652	5,188	1,464	28.2%
Interest expense, net	(28,517)	(30,143)	1,626	5.4%
Reorganization items, net	—	(86)	86	nm
Other, net	4,308	(11,619)	15,927	nm
Total other income (expense), net	(17,557)	(36,660)	19,103	52.1%
Income before income taxes	83,247	4,517	78,730	nm
Income tax expense	(20,145)	(3,334)	(16,811)	nm
Net income	63,102	1,183	61,919	nm
Net income attributable to noncontrolling interests	(98)	(25)	(73)	nm
Net income attributable to Bristow Group Inc.	$63,004	$1,158	$61,846	nm

Revenues by Service Line. The table below sets forth the operating revenues earned by service line for the applicable periods (in thousands):

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2024	2023
Offshore energy services:
Europe	$299,129	$266,968	$32,161	12.0%
Americas	278,568	242,965	35,603	14.7%
Africa	115,146	79,880	35,266	44.1%
Total offshore energy services	692,843	589,813	103,030	17.5%
Government services	246,813	255,203	(8,390)	(3.3)%
Fixed wing services	91,238	81,535	9,703	11.9%
Other services	7,382	8,154	(772)	(9.5)%
	$1,038,276	$934,705	$103,571	11.1%
Current Year compared to Prior Year
Operating revenues. Operating revenues were $103.6 million higher in the Current Year compared to the Prior Year.
Operating revenues from offshore energy services were $103.0 million higher in the Current Year.
Operating revenues from offshore energy services in the Americas were $35.6 million higher in the Current Year primarily due to the commencement of new contracts at higher rates in Brazil and higher utilization in the U.S. Gulf of Mexico and Trinidad. These increases were partially offset by the end of a contract in Guyana, lower utilization in Suriname and lower revenues from Cougar.
Operating revenues from offshore energy services in Africa were $35.3 million higher primarily due to higher utilization and increased rates.
Operating revenues from offshore energy services in Europe were $32.2 million higher in the Current Year primarily due to the commencement of a new contract in Norway.
Operating revenues from government services were $8.4 million lower in the Current Year primarily due to a change in rates after transitioning to the long-term contract with the Dutch Caribbean Coast Guard.
Operating revenues from fixed wing services were $9.7 million higher in the Current Year primarily due to higher utilization and increased rates.
Operating expenses. Operating expenses were $48.4 million higher in the Current Year. Repairs and maintenance costs were $17.6 million higher primarily due to higher power-by-the-hour (“PBH”) expenses related to increased flight hours and the timing of repairs, partially offset by lower inventory write-offs. Personnel costs were $13.8 million higher primarily due to an increase in headcount in Norway and Africa. Other operating costs were $10.5 million higher in the Current Year primarily due to the commencement of new offshore energy services contracts. Leased-in equipment costs were $4.8 million higher due to additional leased-in helicopters in support of a new contract in Norway.
General and administrative expenses. General and administrative expenses were $6.4 million lower primarily due to lower insurance costs and professional services fees.
Earnings from unconsolidated affiliates. Earnings from unconsolidated affiliates were $3.3 million lower primarily due to lower earnings from Cougar.

Other, net. Other income, net was $4.3 million in the Current Year compared to other expense, net of $11.6 million in the Prior Year primarily due to variances from foreign exchange gains (losses).

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2024	2023
Foreign exchange gains (losses)	$3,656	$(12,583)	$16,239
Pension-related income	814	663	151
Other	(162)	301	(463)
Other, net	$4,308	$(11,619)	$15,927
Income tax expense. Income tax expense was $20.1 million in the Current Year compared to $3.3 million in the Prior Year primarily due to the earnings mix of the Company’s global operations compared to a loss in 2023, changes to deferred tax valuation allowances and deferred tax assets.
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
Summary of Cash Flows

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$126,366	$41,536
Investing activities	(167,442)	(28,043)
Financing activities	63,263	25,346
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,732	7,214
Net increase in cash, cash equivalents and restricted cash	$24,919	$46,053
Operating Activities
Cash flows provided by operating activities were $84.8 million higher in the Current Year primarily due to an increase in operating income before depreciation and gains (losses) on asset dispositions. Working capital uses of $10.1 million in the Current Year were primarily due to increases in inventory to support new contracts and to mitigate risks related to supply chain constraints. Working capital changes of $3.5 million in the Prior Year were primarily due to increased accrued liabilities, partially offset by increased inventories and accounts receivables.
Investing Activities
During the Current Year, net cash used in investing activities was $167.4 million primarily consisting of:
•Capital expenditures of $171.9 million primarily related to payments for aircraft, purchases of equipment and leasehold improvements, and
•Proceeds of $4.5 million primarily from the sale of aircraft and other assets.
During the Prior Year, net cash used in investing activities was $28.0 million primarily consisting of:
•Capital expenditures of $62.1 million primarily related to payments for aircraft, purchases of equipment and leasehold improvements, and
•Proceeds of $34.1 million primarily from the sale or disposal of aircraft and other assets.

Financing Activities
During the Current Year, net cash provided by financing activities was $63.3 million primarily consisting of:
•Proceeds from borrowings of $82.3 million, partially offset by
•Net repayments of debt of $11.5 million primarily related to the principal of secured equipment term loans,
•Stock repurchases of $4.1 million, and
•Payments on debt issuance costs of $3.5 million.
During the Prior Year, net cash provided by financing activities was $25.3 million primarily consisting of:
•Proceeds from borrowings of $169.5 million, partially offset by
•Net repayments of debt of $138.7 million primarily related to the principal of secured equipment term loans,
•Payments on debt issuance costs of $2.7 million, and
•Stock repurchases of $2.7 million.
Effect of Exchange Rate Changes
The effect of exchange rate changes on cash and cash equivalents denominated in currencies other than the reporting currency are reflected in a separate line on the condensed consolidated statement of cash flows. Through our foreign operations we are exposed to currency fluctuations, and changes in the value of the GBP and Norwegian krone relative to the U.S. dollar have the most significant impacts to the effect of exchange rate changes on our cash, cash equivalents and restricted cash.
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
As of September 30, 2024, approximately 84% of our total cash balance was held outside the U.S. Most of our cash held outside the U.S. could be repatriated to the U.S., and any such repatriation could be subject to additional taxes. If cash held by non-U.S. operations is required for funding operations in the U.S., we may make a provision for additional taxes in connection with repatriating this cash, which is not expected to have a significant impact on our results of operations.
We have no near-term debt maturities, other than the current portion of long-term debt of $16.9 million, and believe that our cash flows from operations and other sources of liquidity will continue to be sufficient in fulfilling our capital requirements and other obligations. Our long-term liquidity is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, debt service obligations, capital expenditures and a reasonable return on investment. As of September 30, 2024, we had $200.3 million of unrestricted cash and $59.6 million of remaining availability under our ABL Facility for total liquidity of $259.9 million.
In January 2024, we entered into a long-term equipment financing to upsize the UKSAR Debt by an aggregate amount of up to £55 million. As of September 30, 2024, we had drawn approximately £26.1 million under this facility.
In June 2024, we entered into a long-term equipment financing for an aggregate amount of up to €100.0 million with National Westminster Bank Plc as the original lender and UK Export Finance guaranteeing 80% of the facility (“IRCG Debt”, formerly known as “UKEF Debt”). As of September 30, 2024, we had drawn approximately €46 million under this facility.
As of September 30, 2024, our total principal debt balance, net of deferred financing fees, was $629.1 million, primarily comprised of the 6.875% Senior Notes due in March 2028 and the UKSAR Debt and IRCG Debt maturing in March 2036 and July 2031, respectively.

We plan to use a combination of cash on hand, operating cash flows, new debt financing and aircraft leasing to fund our projected future capital expenditures, which includes our aircraft purchase commitments, infrastructure and other growth expenditure plans, primarily in support of new long-term contracts such as the UKSAR2G and IRCG, among other growth opportunities.
Contractual Obligations and Commercial Commitments
We have various contractual obligations that are recorded as liabilities on our consolidated balance sheets. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities on our consolidated balance sheets.
As of September 30, 2024, we had unfunded capital commitments of $289.3 million, consisting primarily of agreements to purchase ten AW189 heavy helicopters, three AW139 medium helicopters, five AW169 light twin helicopters and five H135 light twin helicopters. The AW189 helicopters are scheduled to be delivered between 2024 and 2026; the AW139 helicopters are scheduled to be delivered in 2024; and the H135 helicopters are scheduled to be delivered between 2024 and 2025. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company has outstanding options to purchase up to 10 additional AW189 helicopters and 10 additional H135 helicopters. If these options are exercised, the AW189 helicopters would be scheduled for delivery between 2026 and 2028, and the H135 helicopters would be scheduled for delivery between 2027 and 2028. The Company may, from time to time, purchase aircraft for which it has no orders.
As of September 30, 2024, $35.2 million of our unfunded capital commitments may be terminated without further liability other than aggregate liquidated damages of approximately $1.1 million. If we do not exercise our rights to cancel these capital commitments, we expect to finance the remaining acquisition costs for these helicopters through a combination of cash on hand, cash provided by operating activities, asset sales and financing options.
Lease Obligations
From time to time, we may, under favorable market conditions and when necessary, enter into opportunistic aircraft lease agreements in support of our global operations.
We have non-cancelable operating leases in connection with the lease of certain equipment, including leases for aircraft, and land and facilities used in our operations. The related lease agreements, which range from non-cancelable to month-to-month terms, generally provide for fixed monthly rentals and can also include renewal options. As of September 30, 2024, aggregate undiscounted future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year were as follows (in thousands):

	Aircraft	Other	Total

2024	$20,792	$3,158	$23,950
2025	80,710	11,069	91,779
2026	68,053	9,084	77,137
2027	46,261	6,249	52,510
2028	32,151	4,966	37,117
Thereafter	32,554	9,909	42,463
	$280,521	$44,435	$324,956

Selected Financial Information on Guarantors of Securities
On February 25, 2021, Bristow Group Inc. (the “Parent”) issued its 6.875% Senior Notes due 2028. The 6.875% Senior Notes, issued under an indenture, are fully and unconditionally guaranteed as to payment by a number of subsidiaries of the Parent (collectively, the “Guarantors”). The Parent is a holding company with no significant assets other than the stock of its subsidiaries. In order to meet its financial needs and obligations, the Parent relies exclusively on income from dividends and other cash flow from such subsidiaries. The subsidiary guarantees provide that, in the event of a default on the 6.875% Senior Notes, the holders of the 6.875% Senior Notes may institute legal proceedings directly against the Guarantors to enforce the guarantees without first proceeding against the Parent.
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

	September 30, 2024	December 31, 2023
Current assets	$1,888,134	$1,152,830
Non-current assets	$2,418,854	$2,090,176
Current liabilities	$1,978,669	$836,017
Non-current liabilities	$720,265	$556,479

Nine Months Ended September 30, 2024
Total revenues	$579,556
Operating income	$47,772
Net income	$54,892
Net income attributable to Bristow Group Inc.	$54,811
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

Item 4.    Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated, with reasonable assurance, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.
During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information regarding our repurchases of shares of our common stock on a monthly basis during the three months ended September 30, 2024:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
July 1, 2024 - July 31, 2024	585	$32.75	—	$40,000,000
August 1, 2024 - August 31, 2024	184	$33.78	—	$40,000,000
September 1, 2024 - September 30, 2024	2,935	$35.16	—	$40,000,000
___________________________
(1)Reflects 3,704 shares purchased in connection with the surrender of stock by employees to satisfy certain tax withholding obligations. These repurchases are not a part of our publicly announced program and do not affect our Board-approved stock repurchase program.
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
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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
DATE: November 5, 2024