Form 10-K
period 2024-12-31
Bristow Group Inc.
filed 2025-02-27
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-K
 ___________________________________________________
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	001-35701
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware		72-1455213
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

3151 Briarpark Drive, Suite 700
Houston,	Texas	77042
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s telephone number, including area code:
(713) 267-7600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	VTOL	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
The aggregate market value of the voting stock of the registrant held by non-affiliates (in thousands) as of June 30, 2024 was $820,568. The total number of shares of common stock (in thousands), par value $0.01 per share, outstanding as of February 21, 2025 was 28,632. The Registrant has no other class of common stock outstanding.

BRISTOW GROUP INC. AND SUBSIDIARIES
FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements about our future business, strategy, operations, capabilities and results; financial projections; plans and objectives of our management, including our expectations regarding a quarterly dividend program and our intention to pay down debt; expected actions by us and by third parties, including our customers, competitors, vendors and regulators, and other matters. Some of the forward-looking statements can be identified by the use of words such as “believes”, “belief”, “forecasts”, “expects”, “plans”, “anticipates”, “intends”, “projects”, “estimates”, “may”, “might”, “will”, “would”, “could”, “should” or other similar words; however, all statements in this Annual Report on Form 10-K, other than statements of historical fact or historical financial results, are forward-looking statements.
Our forward-looking statements reflect our views and assumptions on the date we are filing this Annual Report on Form 10-K regarding future events and operating performance. We believe that they are reasonable, but they involve significant known and unknown risks, uncertainties, assumptions and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks, uncertainties and factors that could cause or contribute to such differences, include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed in Part I, Item 1A, “Risk Factors” of this report and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). Accordingly, you should not put undue reliance on any forward-looking statements.
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
•public health crises, such as pandemics and epidemics, and any related government policies and actions;
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
•global and regional changes in the demand, supply, prices or other market conditions affecting oil and gas, including changes resulting from a public health crisis or from the imposition or lifting of crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries (“OPEC”) and other producing countries;
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
•the possibility of changes in tax, environmental, trade, immigration and other laws and regulations and policies, including, without limitation, tariffs and actions of the governments that impact oil and gas operations, favor renewable energy projects or address climate change;
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

PART I
ITEM 1. BUSINESS
Unless the context indicates otherwise, the terms “we,” “our,” “ours,” “us”, “Bristow Group” and the “Company” refer to Bristow Group Inc. and its consolidated subsidiaries. Bristow Group Inc. (formerly known as Era Group Inc.) was incorporated in 1999 in Delaware. References herein to “Era” refer to the entity formerly known as Era Group Inc. and which was renamed to Bristow Group Inc. in connection with the consummation of a merger in June 2020. Our common stock, par value $0.01 per share (the “common stock”), is traded on the New York Stock Exchange (“NYSE”) under the symbol “VTOL”. Bristow Group’s principal executive office is located at 3151 Briarpark Drive, Suite 700, Houston, Texas 77042, and our telephone number is (713) 267-7600. Our website address is www.bristowgroup.com. The reference to our website is not intended to incorporate the information on the website into this Annual Report on Form 10-K.
General
Bristow Group Inc. is the leading global provider of innovative and sustainable vertical flight solutions. We primarily provide aviation services to a broad base of offshore energy companies and government entities. Our aviation services include personnel transportation, search and rescue (“SAR”), medevac, fixed wing transportation, unmanned systems and ad-hoc helicopter services. Our energy customers charter our helicopters primarily to transport personnel to, from and between onshore bases and offshore production platforms, drilling rigs and other installations. Our government customers primarily outsource SAR activities whereby we operate specialized helicopters and provide highly trained personnel. Our other services include fixed wing transportation services through a regional airline and dry-leasing aircraft to third-party operators in support of other industries and geographic markets.
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
Segments and Markets
Our business is comprised of three operating segments: Offshore Energy Services, Government Services and Other Services. During the twelve months ended December 31, 2024, approximately 68%, 23% and 9% of our total revenues were derived from Offshore Energy Services, Government Services and Other Services, respectively. During the twelve months ended December 31, 2023, approximately 66%, 26% and 8% of our total revenues were derived from Offshore Energy Services, Government Services and Other Services, respectively. The Company previously reported one segment, aviation services. As a result of the expansion of the Company’s Government Services contracts, the Company reevaluated the factors used to identify reportable segments, including end customer profile, management responsibility and contract dynamics, and reorganized its business in the fourth quarter of 2024 into the three operating segments discussed herein.
Offshore Energy Services
We primarily transport personnel to, from and between offshore production platforms, drilling rigs, and other installations and provide emergency response services for our offshore energy customers. We generate a majority of our offshore revenues from contracts supporting our energy customers’ offshore production operations, which have long-term transportation requirements. Production activities are typically less cyclical than exploration and development activities. Production platforms remain in place over the long-term and are relatively unaffected by economic cycles, as the marginal cost of operation is low. The remainder of our offshore energy revenues primarily come from transporting personnel to, from and between offshore drilling rigs. Deepwater exploration and development activity continues to be a significant component of global offshore energy markets and typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the energy companies using relatively conservative assumptions relating to oil and gas prices. The three main regions where we offer offshore energy transportation services are Europe, the Americas and Africa.

UK. We provide offshore aviation services to a number of energy companies operating in the UK region of the North Sea. Our primary operations in the UK include personnel transportation utilizing both helicopters and fixed wing aircraft.
Norway. We provide offshore aviation services to a number of energy companies operating in the Norwegian Continental Shelf, encompassing the Norwegian North Sea and Barents Sea. Our primary operations in Norway include personnel transportation and SAR services.
U.S. We are one of the largest providers of aviation services in the U.S. Gulf of America, which is a major offshore energy exploration, development and production region and one of the largest offshore energy aviation markets in the world. Our customer base in the U.S. Gulf of America consists primarily of international, independent and major integrated energy companies.
Brazil. Brazil has one of the largest deepwater offshore exploration, development and production areas in the world. We currently operate from a network of bases strategically located in Brazil providing aviation services to offshore platforms. In June 2023, we expanded our operations in Brazil by adding two new bases to meet customer needs.
Latin America, Caribbean. In addition to our operations in Brazil, we operate helicopters in Trinidad and Suriname.
Nigeria. We provide aviation services to the offshore energy industry in Nigeria where the market for our services is predominantly concentrated in the oil rich shallow waters of the Niger Delta area and in support of deepwater exploration and production. We also provide fixed wing services in the Africa region offering end-to-end transportation services principally for energy industry customers.
Canada. We own a 25% voting interest and a 40% economic interest in Cougar Helicopters Inc. (“Cougar”), an offshore helicopter services provider in Canada. Cougar’s operations are primarily focused on serving the offshore energy industry off Canada’s Atlantic coast and in the Arctic. Cougar is accounted for as an equity method investment, and we record our share of Cougar’s financial results in earnings from unconsolidated affiliates on the consolidated statement of operations. Additionally, we recognize revenues related to aircraft and facilities that we lease to Cougar and revenues associated with a Maintenance Services and Support Agreement (the “MSSA”).
Egypt. We own a 25% interest in Petroleum Air Services (“PAS”), an Egyptian corporation that provides helicopter and fixed wing transportation to the offshore energy industry as well as fixed wing capacity chartered to tourism operators in Egypt. PAS is accounted for as a cost method investment, and any dividends received are recorded in earnings from unconsolidated affiliates on the consolidated statement of operations.
Government Services
We provide public sector emergency response and other aviation services to government agencies in the UK, Ireland, the U.S., the Netherlands and the Dutch Caribbean. Global demand for helicopters in support of Government Services, such as SAR, is subject to a nation’s willingness to outsource such services and capital spending decisions. The duration of these contracts is generally longer than those of offshore energy contracts, and these contracts offer stable, long-term cash flows with high credit quality customers at attractive margins.
UKSAR and Falkland Islands. We provide public sector emergency response services through the UK SAR contract (“UKSAR”) with the UK Department for Transport (“DfT”). The UKSAR contract services the emergency SAR needs for all of the UK on behalf of the Maritime and Coastguard Agency (the “MCA”). In July 2022, the MCA awarded us a new 10-year contract for the Second-Generation Search and Rescue Aviation ("UKSAR2G" and, together with UKSAR, the “UK SAR Contract”) program, and we began transitioning to the new contract in late 2024. The transition to UKSAR2G is expected to conclude by December 31, 2026. Additionally, we provide SAR and support helicopter services for the UK Ministry of Defence (“MOD”) with operations in the Falkland Islands and deliver Fleet Operational Sea Training (“FOST”) helicopter support for the Royal Navy in the UK.
IRCG. In August 2023, we were awarded a 10-year contract with the Irish Department of Transport to provide SAR services to the Irish Coast Guard (“IRCG”) from four dedicated bases in Sligo, Shannon, Waterford, and Dublin Weston. The contract will provide day and night-time operations, delivering nationwide all-weather 24-hour coverage, 365 days a year. The contract commenced in late 2024, and the last base is expected to fully transition the latter half of 2025.
U.S. Government. We provide transportation services in the U.S. Gulf of America to the Bureau of Safety and Environmental Enforcement (“BSEE”), a U.S. government agency that conducts inspections of offshore installations, drilling rigs and platforms and, from time to time, dry-lease aircraft to other U.S. government agencies.
NLSAR. We provide SAR helicopter services for the Netherlands Defense Materiel Organization (“DMO”). Beyond responding to emergencies, the SAR teams tasked by the Joint Rescue Coordination Centre in Den Helder also support the Netherlands Coastguard with other duties, such as aiding the coastguard with secondary tasks in the aftermath of disasters, incidents, and transporting the Maritime Incident Response Group.
DCCG. We provide SAR and other aviation services on behalf of the Dutch Caribbean Coast Guard (“DCCG”) in the Caribbean.
Other Services
Our Other Services primarily represent fixed wing transportation services in Australia, providing regular passenger transport (scheduled airline service with individual commercial ticket sales) and charter services for various energy and mining companies. Additionally, in order to diversify sources of our earnings and cash flows, we deploy helicopters in support of other industries and activities by entering into dry lease arrangements for our helicopters with operators primarily located in international markets. The helicopters are contracted to local helicopter operators, which often prefer to lease helicopters rather than purchase them. Leasing affords us the opportunity to access certain markets without significant infrastructure investment and generally without ongoing operating risk. Other aviation services not included in the segments noted above would also be reflected in this segment.
Australia. We own a regional fixed wing air carrier (“Airnorth”), based in Darwin, North Territory, Australia, focused on providing both scheduled services and charter targeting the energy and mining industries in Northern and Western Australia as well as international services to Dili, Timor-Leste.
India. We lease helicopters and provide technical support to an operator serving the offshore energy industry and other aviation markets in India.
UK. We own a controlling stake in the Humberside Airport in Kirmington, United Kingdom (the “Humberside Airport”).
Latin America, Other. We lease helicopters and provide technical support to air operators in Chile and Mexico.
Seasonality
In general, the winter months are seasonally our lowest revenue periods, with fewer daylight hours resulting in reduced flight hours in our Offshore Energy Services segment and fewer rescues in our Government Services segment.
We are one of the largest providers of aviation services in the North Sea, when there are harsh weather conditions and geographically concentrated offshore facilities. Our North Sea operations are subject to seasonality as drilling activity is lower during the winter months due to harsh weather conditions and shorter days.
Our operations in the U.S. are subject to seasonality where fewer hours of daylight in the winter months may result in fewer flight hours. The months of December through February in the U.S. Gulf of America typically have more days of adverse weather conditions than the other months of the year. Additionally, June through November is tropical storm season in the U.S. Gulf of America. During a tropical storm, we are unable to operate in the area of the storm; however, flight activity may increase immediately before and after a storm due to the evacuation and return of offshore workers.
Operations in Nigeria are subject to seasonality as the Harmattan, a dry and dusty trade wind, blows between the end of December and the middle of February. At times when the heavy amount of dust in the air severely limits visibility, our aircraft are unable to operate.
Our operations in Australia experience fewer passengers during the wet season from December through March.
Equipment and Services
We own and operate three categories of aircraft: rotary wing helicopters, fixed wing airplanes and unmanned aerial systems (“UAS”).
Our three classes of helicopters consist of:
•Heavy helicopters, which have twin engines, typical passenger capacity of 16 to 19, and approximately 500 mile range, are primarily used in support of the deepwater offshore energy industry, frequently in harsh environments or in areas with long distances from shore, such as those in the U.S. Gulf of America, Brazil and the North Sea. Heavy helicopters are also used to support SAR operations.
•Medium helicopters, which have twin engines, typical passenger capacity of 12, and approximately 450 mile range, are primarily used to support the offshore energy industry, SAR operations, utility services and corporate uses, among other missions.
•Light helicopters, which may have single or twin engines, typical passenger capacity of four to seven, and approximately 300 to 325 mile range, are used to support a wide range of activities, including the offshore energy industry, utility services and corporate uses, among other missions.
The following table identifies the types of aircraft that comprise our fleet and the number of those aircraft in our fleet as of December 31, 2024.

	Number of Aircraft
Type	Owned Aircraft(1)	Leased Aircraft	Total Aircraft	Maximum Passenger Capacity	Average Age (years)(2)
Heavy Helicopters:
S92	34	29	63	19	15
AW189	19	4	23	16	8
	53	33	86
Medium Helicopters:
AW139	48	4	52	12	14
S76 D/C++	14	—	14	12	13
AS365	1	—	1	12	35
	63	4	67
Light—Twin Engine Helicopters:
AW109	3	—	3	7	17
EC135 / H135	10	1	11	6	15
	13	1	14
Light—Single Engine Helicopters:
AS350	12	—	12	4	25
AW119	13	—	13	7	18
	25	—	25
Total Helicopters	154	38	192		14
Fixed Wing	9	5	14
UAS	4	—	4
Total Fleet	167	43	210
______________________
(1)Does not include certain aircraft shown in the under construction line in the fleet table. Upon completion of additional configuration, the newly delivered aircraft will appear in the fleet table above when placed into service.
(2)Reflects the average age of helicopters that are owned by the Company.

The table below presents the number of aircraft in our fleet as of December 31, 2024, their distribution among the segments through which we operate, and the percentage of total revenues for the twelve months ended December 31, 2024. See also the number of aircraft not yet reflected in our fleet as they were on order or under construction as of December 31, 2024.

	Percentage of Total Revenues	Helicopters				Fixed Wing	UAS
		Heavy	Medium	Light Twin	Light Single			Total
Offshore Energy Services	68%	57	59	11	—	1	—	128
Government Services	23%	29	5	3	20	—	4	61
Other Services	9%	—	3	—	5	13	—	21
Total	100%	86	67	14	25	14	4	210
Aircraft not currently in fleet:
Under construction(1)		8	6	4	—	—	—	18
On order(2)		2	—	5	—	—	—	7
Options(3)		10	—	10	—	—	—	20
______________________
(1)Under construction reflects new aircraft that the Company has either taken ownership of and are undergoing additional configuration before being placed into service or are currently under construction by the Original Equipment Manufacturer (“OEM”) and pending delivery. Includes eight AW189 heavy helicopters (of which two were delivered and are undergoing additional configuration), six AW139 medium helicopters (of which four were delivered and are undergoing additional configuration) and four H135 light-twin helicopters.
(2)On order reflects aircraft that the Company has commitments to purchase but construction has not yet begun. Includes two AW189 heavy helicopters and five AW169 light-twin helicopters.
(3)Options include 10 AW189 heavy helicopters and 10 H135 light-twin helicopters.
The management of our fleet involves a careful evaluation of the expected demand for helicopter services across global markets, segments, and the types of helicopters needed to meet this demand. As offshore energy exploration, development and production moves to deeper water, more heavy and medium helicopters and newer technology helicopters may be required. Heavy and medium helicopters fly longer distances at higher speeds and can carry heavier payloads than light helicopters and are usually equipped with sophisticated avionics permitting them to operate in more demanding weather conditions and difficult climates. Heavy and medium helicopters are most commonly used for crew changes on large offshore production facilities and drilling rigs servicing the offshore energy industry and for SAR operations. See Part I, Item 2, “Properties” in this Annual Report on Form 10-K for discussion on our bases and operating facilities.
Air Operator Certificates
Globally, we provide and operate aircraft under contracts using an Air Operator Certificate (“AOC”), typically issued by the relevant country’s applicable regulatory agency. In certain markets, local regulations may require us to partner with another operator, through an alliance or joint venture, who maintains an AOC compliant with the local regulatory requirements. For operating contracts, we are required to provide a complete support package including flight crews, helicopter maintenance and management of flight operations. When we lease helicopters to other operators, our customers generally handle the operational support, although in a few instances we do provide technical support, personnel and/or training services.
Currently, we have aircraft in 18 different countries under 10 AOCs.
Customers and Contractual Arrangements
Our principal customers in the markets in which we operate are offshore energy companies and government agencies. During the twelve months ended December 31, 2024, our top ten customers accounted for approximately 61% of revenues, and the combined revenues from the three largest customers accounted for 33% of our revenues.
We contract the majority of our helicopters primarily through master service agreements, subscription agreements, day-to-day contract arrangements, fixed-term noncancellable contracts and dry-leases. Master service agreements and subscription agreements typically require a fixed monthly fee plus incremental payments based on flight hours flown. Customarily, these contracts do not commit our customers to acquire specific amounts of services or minimum flight hours and generally allow our customers to decrease the number of helicopters under contract with a corresponding decrease in the fixed monthly payments with or without penalty and subject to providing contractual notice.
These agreements have fixed terms ranging from one month to ten years and may, depending on the contract, be cancelled with or without penalty upon 30-365 days’ notice and may also include escalation provisions allowing annual rate increases. Typically, the contracts that include penalty payments for terminations are meant to recover costs incurred in connection with providing services that would have otherwise been recovered through future performance. Day-to-day charter arrangements require either a rate for each hour flown with a minimum number of hours to be charged or a daily fixed fee plus an hourly rate based on hours flown.
Our fixed wing services are generally provided through regular public transport service or charter service. Regular public transport service is provided through established daily or weekly flight schedules and is based upon individual ticket sales to customers. Charter service usually entails a shorter notice period and shorter contract duration.
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
Competitive Conditions
The aviation services industry is highly competitive. Customers seek operators with established safety records and a demonstrated level of technical capability and competency. In most instances, customers contract aircraft through a competitive bidding process, and typically an operator must be technically qualified to respond to a request for proposal. Technical qualification typically includes the customer conducting a rigorous pre-tender audit to review safety performance, and operational capability and experience. Upon technical qualification, customers typically evaluate tender responses based on safety performance, operational experience, technical solution, mobilization time and costs, which applies to both our Offshore Energy and Government Services segments. In general, incumbent operators have a competitive advantage in the bidding process based on their relationship with the customer, knowledge of the scope of work, and existing facilities to support the operations. In addition, while not the predominant practice, some offshore energy companies may support their own rotary aviation needs via an in-house aviation department to fulfill their needs, or they may support the entry of a new operator in a region where we operate.
Globally, our primary competitors are CHC Group LLC, NHV Group, Omni Helicopters International, S.A. and PHI, Inc. (“PHI”). We may also face competition from a number of smaller operators which vary by region.
Environmental, Social and Governance
Bristow’s vision is to lead the world in innovative and sustainable vertical flight solutions, and we are committed to leading responsibly. In addition to our commitment to safe and reliable operations, we are committed to playing a positive role in the communities where we operate by conducting our operations in a way that respects the environment and surrounding communities. Our sustainability program, which is administered by the Director of Sustainability and overseen by the Environmental, Social, and Governance Committee of the Board of Directors (the “ESG Committee”), focuses on environmental responsibility, social responsibility, and respect for human rights through daily practices described in the following sections.
Environmental Initiatives
Bristow was one of the first vertical lift operators in the UK to obtain International Organization for Standards (“ISO”) 14001 certification, which confirms the implementation of an environmental management system that monitors, manages, and delivers continuous improvement to systems and procedures at our UK bases of operations. Similarly, our Brazil operations and corporate offices have maintained ISO 14001 certifications since 2018 and 2022, respectively. Bristow has also undertaken proactive measures to reduce aircraft emissions and reduce the environmental impact of our operations by monitoring operational practices to reduce our time running the aircraft on the ground, utilizing a fleet of efficient and regularly maintained aircraft supported by current technologies, such as flight planning software for payload management, and by partnering with our customers to maximize seat utilization, thus reducing the number of flights required. We are actively developing a forward-looking strategy to improve the efficiency of our fleet and help make sure it is aligned with customer contract terms. In addition, we are replacing less efficient, older support vehicles with electric vehicles, where available, and we encourage and assist our engine manufacturers, aircraft manufacturers, our customers and other stakeholders to be early and leading adopters of sustainable aviation fuels (“SAF”) as we encourage wider availability of these alternative fuels by our fuel suppliers. We have successfully flown limited sets of SAF-powered flights for our energy and SAR businesses in the North Sea. Lastly, Bristow has deepened partnerships with multiple manufacturers to assist with the operationalization of electric vertical takeoff and landing and short takeoff and landing aircraft, collectively known as Advanced Air Mobility (“AAM”). AAM is an emerging aviation system which utilizes aircraft that are powered primarily by hybrid and/or electric propulsion systems and is expected to support the reduction of operating emissions. Our extensive experience in operating offshore flights also positions us to potentially assist with the commercial development, operation, and maintenance of offshore wind farms. As the offshore wind industry, as well as other fossil fuel alternatives develops, we will continue to evaluate relevant business opportunities.
Social
Bristow offers unparalleled service to any other global vertical lift provider including transportation solutions, SAR, government services, unmanned aerial vehicles, helicopter maintenance, modification or repair, and sales. We serve customers and other stakeholder around the world by providing safe and reliable aviation solutions for the offshore energy and other industries as well as government and civil organizations. Bristow uses the latest in vertical lift technology, coupled with an industry-leading safety culture to be the global leader in delivering the service customers demand and offering tailored expertise to meet any helicopter needs. Our worldwide vertical lift solutions provide a critical service that no other mode of transport can provide, making people’s lives safer and more productive. In its long history in the business, Bristow has conducted more than 30,000 SAR missions, during which more than 19,000 people have been rescued or assisted by our crews worldwide. The safety of our passengers and employees is the cornerstone of our social commitment and a key part of our mission and purpose. We also believe that being a responsible and sustainable Company is about making a positive difference in the communities where we live and work. Through Bristow Uplift, we choose social investment initiatives that align with our Core Values aiming to build strong community relationships that will have a positive impact on our communities and create long-term value for our business. Our efforts focus on the following five categories: Education, the Underserved, Health and Wellness, Diversity, and Sustainability. Bristow also matches certain employee donations to philanthropic organizations around the world. Through these efforts, we support building strong community relationships through the causes that are most important to our employees, ultimately creating long-term value for our business.
Sustainability
Bristow values our shareholders and is committed to proactively engaging with all of our stakeholders, including our employees, customers, vendors, investors, and communities, through a variety of forums. We strive to incorporate their input into our approach of integrating sustainability into our business practices. We value transparency in our sustainability policies, programs, and initiatives and, throughout our Annual Sustainability Report, disclose key metrics and performance indicators that we utilize to monitor our progress and facilitate goal setting. The report is prepared in alignment with the International Sustainability Standards Board for the Airlines industry and includes additional applicable Sustainability Accounting Standards Board (SASB) metrics for the Air Freight and Logistics and the Oil and Gas Services industries. We also report in line with the recommendations of the Task Force on Climate-related Disclosures (TCFD) to detail our approach to managing climate-related risks and opportunities in our enterprise risk assessment processes. To further enhance our disclosure on our key sustainability topics, we also align the report content with reference to the Global Reporting Initiative standards.
Human Rights
Our Code of Business Integrity (“COBI”) and our Human Rights Policy, which support the general principles of the United Nations Universal Declaration of Human Rights and similar principles, highlight and govern our commitment to respecting human rights in the workplace and in the communities in which we operate. Together, COBI and the Human Rights Policy prohibit Bristow from engaging in discriminatory treatment and harassment, from relying on forced or child labor, including human trafficking, and from limiting employees’ freedom of association. Bristow supports fair wages and maintaining a healthy and safe work environment. As a condition of doing business with Bristow, we require all suppliers of aircraft and aircraft parts to agree to comply with the Human Rights Policy, the principles included in COBI and applicable laws.
Safety, Industry Hazards and Insurance
The safety of our passengers and the maintenance of a safe working environment for our employees is our number one core value and highest operational priority. Aviation services are potentially hazardous and may result in incidents or accidents. Challenges to safe operations include unanticipated adverse weather conditions, fires, human factors, and mechanical failures that may result in death or injury, damage to equipment, and other environmental or property damage. We are also subject to regulation by Occupational Safety and Health Administration (OSHA) and comparable other agencies, whose purpose is to protect the health and safety of workers. Failure to comply with these agencies’ requirements can lead to the imposition of penalties.
Technology and Standards
Bristow’s fleet is configured with the latest safety equipment, including Traffic Collision Avoidance Systems (TCAS), Enhanced Ground Proximity Warning Systems (EGPWS) or Helicopter Terrain Awareness and Warning Systems (HTAWS), Automatic Dependent Surveillance-Broadcast (ADS-B), Helicopter Flight Data Monitoring Systems (HFDM), Health and Usage Monitoring Systems (HUMS), satellite communication and flight following systems, and forward facing tail cameras. Bristow maintains a globally aligned safety information system called BeSAFE across our Offshore Energy and Government Services businesses. The Corporate Environmental Management System (“EMS”) has maintained an ISO14001:2015 certification since 2022.
Systems and Processes
Our safety, legal, and compliance departments oversee our adherence with government regulations, customer safety requirements and safety standards within our organization, the standardization of our base operating procedures and the proper training of our employees. A key to maintaining our strong safety record is developing and retaining highly qualified, experienced, and well-trained employees. We conduct extensive safety training on an ongoing basis and develop, implement, monitor, and continuously improve our safety management system to proactively manage risk and support the physical safety and mental wellness of our employees. Additionally, we have implemented supporting safety programs that include, among many other features, (i) transition and recurrent training using full-motion flight simulators and other flight training devices, (ii) a Federal Aviation Administration (“FAA”) and European Union Aviation Safety Agency (“EASA”) approved flight data monitoring program (“FDM”) and (iii) health and usage monitoring systems (“HUMS”), which automatically monitor and report on vibrations and other anomalies on key components of certain helicopters in our fleet.
Culture
We have a strong safety culture committed to striving toward zero accidents and zero harm. Our safety culture and the implementation of our safety program “Target Zero” is modeled and owned by each employee and led by our President and Chief Executive Officer, who is responsible for setting the tone at the top. Under COBI, all employees are empowered, and actively encouraged by management, to challenge unsafe acts and conditions, including by exercising his or her “STOP WORK” authority, and participate in safety improvements by the Company. This culture is further exemplified by our status as a founding member of HeliOffshore, an organization dedicated to collaboration across the offshore helicopter industry to improve safety around the world.
Human Capital Management
With over seven decades of operations, we are one of the largest and longest-serving helicopter operators in the world, with a reputation for operational excellence. Our employees are some of the most highly regarded experts in vertical flight solutions. We strive to prepare our employees for success through training, competitive benefits packages, and career development. Our success depends on our ability to attract and retain qualified pilots and mechanics. The competition for pilots and mechanics is competitive, and we compete with major Part 121 air carriers, such as commercial airlines, and the emergency air medical industry to attract and retain such talent. We believe the best way to attract and retain top talent is to invest in our people through creating safe work environments, employee training and multi-level engagement to support their success. We seek qualified candidates who are aligned with our commitment to safety and other core values of integrity, passion, teamwork and progress.

Health and Safety
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
Training and Development
We are committed to elevating our employees. All of our employees are required to take periodic training that promotes the commitment to our core values: safety, integrity, passion, teamwork and progress. Our pilots and mechanics are required to take the latest trainings to ensure they are equipped to operate our aircraft with the best knowledge and experience. Our licensed professionals are afforded the opportunity for continuing education in their fields of expertise.
Workforce Representation
We are committed to attracting and retaining high-performing employees through a diverse talent base and evaluating and promoting throughout our organization based on skills and performance. This is reinforced through our policy under our COBI to provide equal opportunity for everyone in recruiting, hiring, developing, promoting and compensating without regard to race, color, religion, sex, sexual orientation, national origin, citizenship, age, marital status, veteran status or disability. Our workforce is represented by approximately 51 nationalities globally; approximately 23% of our U.S. employees are veterans; and approximately 20% of our workforce are women, with 36% serving in management level roles and with half of our executive management team represented by women. In addition, our workforce includes racial and ethnic diversity across our global operations.
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
As of December 31, 2024, we employed 3,447 individuals, including 899 pilots and 912 engineers. We consider our relations with our employees to be good.
As of December 31, 2024, approximately 64% of our employees were covered by union or other collective bargaining agreements. Negotiations over annual salary or other labor matters could result in higher personnel or other costs or increased operational restrictions or disruptions. Furthermore, a failure to reach an agreement on certain key issues could result in strikes, lockouts or other work stoppages.

The following table sets forth our main employee groups and status of the collective bargaining agreements:

Country	Employee Group	Representatives	Status of Agreement	Approximate Number of Employees Covered by Agreement as of December 31, 2024
Australia	Airnorth Pilots	Australian Federation of Air Pilots (AFAP)	Expires in July 2028	57
Brazil	Brazil Pilots	National Aeronaut Union (SNA)	Expires in November 2025	109
Brazil	Brazil Engineers and Employees in Rio de Janeiro (administrative and management)	Employee’s Union of the Air Service of Rio de Janeiro (SIMARJ)	Expires in November 2025	97
Brazil	Brazil Employees Air Service in Cabo Frio Airport (admin, general maintenance, ground support, management)	National Union of Air Service Employees (SNAV)	Expires in November 2025	109
Falklands	Falklands Pilots and Technical Crew	British Airline Pilots’ Association (BALPA)	Expires in January 2026	22
Ireland	Ireland Rear Crew	Forsa	Expires in December 2026	21
Ireland	Ireland Pilots	Irish Air Line Pilots Association (IALPA)	Expires in April 2027	21
Ireland	Ireland Engineers	Unite	Expires in December 2026	28
Nigeria	Nigeria Pilots and Engineers	Nigerian Association of Airline Pilots and Engineers (NAAPE)	Expires in November 2025	161
Nigeria	Nigeria Senior Staff	Air Transport Services Senior Staff Association of Nigeria (ATSSSAN)	Expired in December 2024	64
Norway	Bristow Norway Pilots	Bristow Norway Flygerforening (BNF)	Expires in September 2027	162
Norway	Bristow Norway Engineers	Norsk Helikopteransattes Forbund (NHF)	Expires in March 2026	137
Norway	Bristow Norway Administration	Norsk Helikopteransattes Forbund (NHF)	Expires in March 2026	44
Norway	Bristow Norway Rescuemen	Bristow Norway Redningsmenn (BNR)	Expired in September 2024	21
Norway	Bristow Norway Traffic Ops	Fagforbundet Styrke (IE)	Expires in March 2026	42
Trinidad	Trinidad Operational Support Staff	Oilfield Workers’ Trade Union (OWTU)	Expires in May 2025	29
UK	UK Pilots, and Technical Crew	British Airline Pilots Association (BALPA)	Expires in January 2026	325
UK	UK Engineers and Non-management	UNITE	Expires in March 2025	513
UK	Humberside Airport Non-management	UNITE/Unison	Expires in May 2025	133

Government Regulation
Regulatory Matters
Globally, our operations are subject to significant regulations and international treaties and conventions. These regulations apply in jurisdictions where we provide services, operate our equipment or where the equipment is registered or operated. Our results of operations and financial condition are dependent upon our ability to maintain compliance with all such applicable laws, regulations, treaties and conventions. In at least one instance, a Bristow entity has applied for, and received, certain licenses and regulatory approvals in order to satisfy contractual obligations, even though the license or approval itself may not have been strictly required under the applicable regulation. Where these licenses or approvals have been awarded, the relevant Bristow entity endeavors to comply with their requirements.
United Kingdom. Our operations in the UK are subject to the Civil Aviation Act 1982 and other similar English statutes and regulations. We carry persons and property in our aircraft pursuant to an operating license and route license issued by the Civil Aviation Authority (the “CAA”). The holder of an operating license must meet the criteria of Regulation (EC) 1008/2008 of the European Parliament and of the Council of 24 September 2008 on common rules for the operation of air services in the United Kingdom (Recast) (Text with EEA relevance) (Retained EU Legislation) (the Regulation). These criteria include, inter alia, an air carrier’s financial fitness, the adequacy of its insurance, and the fitness of the persons who will manage the air carrier. To operate under our route license, the entity through which we conduct operations in the UK, Bristow Helicopters Limited (“BHL”), must be majority owned and effectively controlled by UK nationals.
The CAA institutes safety standards, regulates our UK flight operations and exercises jurisdiction over personnel, aircraft, ground facilities and certain technical aspects of those operations. Changes to UK statutes or regulations, administrative requirements or their interpretation may have a material adverse effect on our business and financial condition or on our ability to continue operations in the UK.
Bristow, including all global subsidiaries and affiliates, is subject to the UK Bribery Act, which creates criminal offenses for bribery and failing to prevent bribery. We must also abide by the Criminal Finances Act 2017’s Corporate Criminal Offense rules, which impose criminal liability on a company and associated persons who have failed to prevent the criminal facilitation of tax evasion.
In addition, we are obligated to comply with UK trade-related regulations, including export controls, sanctions and customs regulations that may restrict the export of designated items to certain persons, organizations or countries. A variety of penalties, both criminal and civil, may be imposed on those who violate these regulations.
Norway. Our operations in Norway are subject to both domestic (Norwegian) and E.U. regulations, as Norway is a member of the European Economic Area (EEA) and signatory to the European Common Aviation Area Agreement (ECAA). We carry persons and property in our aircraft pursuant to an operating license issued by the Norwegian Civil Aviation Authority. As a holder of an operating license, we must meet the ownership and control requirements criteria of Regulation (EC) 1008/2008, as amended and incorporated into Norwegian law. The entity through which we conduct operations in Norway must be majority owned and controlled by E.E.A. nationals.
Netherlands. Our Dutch subsidiary, Bristow Netherlands B.V., in which Bristow Group Inc. indirectly holds a minority shareholding, is subject to Dutch and E.U. laws, including the Dutch Aviation Act (Luchtvaartwet) and Regulation (EC) 1008/2008. Our Dutch subsidiary operates pursuant to an operating license issued by Dutch regulator, Inspectie Leefomgeving en Transport (ILT). Pursuant to this license, Bristow Netherlands B.V. must meet the requirements specified in Regulation (EC) 1008/2008, including that it be majority owned and controlled by E.U. nationals.
United States. As a certified air carrier, our U.S. operations are subject to the Federal Aviation Act, the rules and regulations of the Department of Transportation (“DOT”) and other laws. We carry persons and property in our helicopters under an Air Taxi Certificate granted by the FAA. The FAA regulates our U.S. flight operations and, in this respect, exercises jurisdiction over personnel, aircraft, ground facilities and certain technical aspects of our operations. As a U.S. air carrier, the DOT is authorized to review our ongoing economic fitness at any time and is also authorized to review substantial changes to our management, ownership or capital structure, among other things. The National Transportation Safety

Board, an independent government agency, is authorized to investigate any aircraft accidents and to recommend improved safety standards. Our U.S. operations are also subject to the Federal Communications Act of 1934, because we use radio facilities in our operations.
Under the Federal Aviation Act, it is unlawful to operate certain aircraft for hire within the U.S. unless such aircraft are registered with the FAA and the FAA has issued an operating certificate to the operator. As a general rule, only aircraft owned or controlled by one or more citizens of the U.S. may be registered under the Federal Aviation Act, and operating certificates will be granted only to citizens of the U.S. For purposes of these requirements, a corporation is deemed to be a citizen of the U.S. if no less than 75% of its voting interests are owned or controlled by U.S. citizens, its president is a U.S. citizen, two-thirds or more of the directors are U.S. citizens and it is under the actual control of U.S. citizens. If persons other than U.S. citizens should come to own or control more than 25% of Bristow’s voting interest, or if Bristow fails to meet any other requirements, we have been advised that our aircraft could be subject to deregistration under the Federal Aviation Act, and we could lose permission to operate within the U.S. Deregistration of our aircraft for any reason, including foreign ownership in excess of permitted levels, would have a material adverse effect on our ability to conduct certain operations within our “Americas” region. Therefore, our organizational documents provide for the automatic reduction of voting rights of shares of our outstanding voting capital stock owned or controlled by non-U.S. citizens, to the extent necessary to comply with these requirements. Although there is limited trading of our common stock, our foreign ownership may nevertheless fluctuate on each trading day, which may result in the reduction of voting rights of shares held by non-U.S. citizens in excess of the 25% threshold pursuant to our organizational documents.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), which prohibits Bristow and those acting on Bristow’s behalf from making, offering or promising to make payments to foreign officials for the purpose of obtaining or retaining business or otherwise receiving preferential treatment.
We are subject to regulations imposed by the U.S. Treasury Department’s Office of Foreign Assets Control and other U.S. laws and regulations that prohibit dealings with sanctioned countries, sanctioned entities and sanctioned persons.
We are subject to the International Traffic in Arms Regulations (“ITAR”), which controls the export and import of defense-related articles, services and technical data. ITAR dictates that information and material pertaining to defense and military-related technologies may only be shared with U.S. persons or organizations unless authorization is first received from the U.S. State Department or a special exemption applies. We are also subject to the Export Administration Regulations (the “EAR”), which control the export of commercial and “dual-use” goods. Persons or organizations subject to U.S. jurisdiction may incur heavy fines for violating the ITAR or the EAR.
Brazil. As a certified air carrier, our Brazilian operations, carried out by Bristow Táxi Aéreo S.A. (“Bristow Brazil”), are subject to Brazilian Federal Law No. 7.565/1986 (the Brazilian Aeronautical Code), the rules and regulations of the National Civil Aviation Agency (Agência Nacional de Aviação Civil – “ANAC”) and other laws. We carry persons and property in our helicopters under an AOC granted by ANAC. The holder of an AOC must meet the criteria provided in Brazilian law and ANAC’s regulation, especially those of Brazilian Civil Aviation Regulation (Regulamentos Brasileiros da Aviação Civil – RBAC) Parts 119 and 135. ANAC regulates our Brazilian flight operations and, in this respect, exercises jurisdiction over personnel, aircraft, ground facilities and certain technical aspects of our operations. Our ability to operate our helicopter business in Brazil is dependent on our ability to maintain the licenses and AOC of our operating entity, Bristow Brazil.
We are subject to anti-corruption and anti-bribery laws and regulations, including the Brazilian Federal Law No. 12,846/2013, or the “Brazilian Anticorruption Law”, and to laws and regulations governing the conduct of business by our officers and employees with government entities, including the Brazilian Federal Law No. 8,429/1992, or the “Brazilian Administrative Misconduct Act”. Each of the Brazilian Anticorruption Law and the Brazilian Administrative Misconduct Act impose liability against companies and their officers or employees who engage in bribery of government officials, either directly or through intermediaries, to obtain illegal benefits.
Nigeria. In Nigeria, we are subject to Nigerian laws and regulations governing our services including the Nigerian Oil & Gas Industry Content Development Act (the “Nigerian Act”), which requires that, in the award of offshore energy contracts in the upstream sector, priority shall be given to Nigerian indigenous companies. The Nigerian Act also requires that Nigerian content, such as local ownership in equipment/infrastructure, development and promotion of Nigerian personnel, shall be important criteria in the evaluation process. Additionally, the Nigerian Act allows the monitoring board to penalize companies that do not meet these local content requirements in an amount up to 5% of the value of the contract.
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
Applicable laws include the federal Water Pollution Control Act, also known as the Clean Water Act, which imposes restrictions on the discharge of pollutants to the navigable waters of the U.S. In addition, because our operations generate and, in some cases, involve the transportation of hazardous wastes, we are subject to the federal Resource Conservation and Recovery Act, which regulates the use, generation, transportation, treatment, storage and disposal of certain hazardous and non-hazardous wastes. Under the Comprehensive Environmental Response, Compensation and Liability Act (referred to as CERCLA or the “Superfund” law), and certain comparable state laws, strict, joint and several liability can be imposed without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons can include the current and former owner and operator of a contaminated site where a hazardous substance release occurred and any company that transported, disposed of or arranged for the transport or disposal of hazardous substances, even from inactive operations or closed facilities, in connection with such contaminated sites. In addition, neighboring landowners or other third parties may file claims for personal injury, property damage and recovery of response cost. We own, lease, and operate properties and facilities that, in some cases, have been used for industrial activities for many years. Hazardous substances, wastes, or hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations where such substances have been taken for disposal. In addition, some of these properties have been operated by third parties or by previous owners whose treatment, storage and disposal or release of such substances was not under our control. These properties and the substances and wastes disposed or released on them may be subject to CERCLA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial activities to prevent future contamination.
We believe that our operations are currently in material compliance with all applicable environmental laws and regulations. We do not expect that, to comply with environmental laws and regulations, we will be required to make capital expenditures in the near future that are material to our financial position or operations; however, given a potential longer-term trend of more expansive and stringent environmental laws and regulations, we cannot predict the ultimate cost of complying with these laws and regulations. There can be no assurance, however, that any future laws, regulations or requirements, or that any discharge or emission of pollutants by us (or our customers) will not have a material adverse effect on our business, financial position or our results of operations.
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
Information about our Executive Officers
Officers of Bristow Group serve at the pleasure of the Board of Directors. The name, age and offices held by each of the executive officers of Bristow Group as of February 21, 2025 were as follows:

Name	Age	Position
Christopher Bradshaw	48	President and Chief Executive Officer
Alan Corbett	67	Chief Operating Officer, Government Services
Elizabeth Matthews	55	Senior Vice President, General Counsel, Head of Government Affairs, and Corporate Secretary
Stuart Stavley	52	Chief Operating Officer, Offshore Energy Services
Jennifer Whalen	51	Senior Vice President, Chief Financial Officer
Donna L. Anderson	51	Vice President, Chief Accounting Officer
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
Alan Corbett has served as our Chief Operating Officer, Government Services since February 2023. In this role, Mr. Corbett is responsible for overseeing all of the Company’s Government Services activity, including existing operations, new business, and emerging markets for areas such as the Company’s growing market share in the Search and Rescue sector, as well as Airnorth and Humberside airport. Previously, Mr. Corbett served as Senior Vice President for Europe, Africa, Middle East, Asia and Australia and Search and Rescue from June 2020 to February 2023. Mr. Corbett had served in a similar role at the entity formerly known as Bristow Group Inc. (“Old Bristow”) from June 2018 to June 2020. He previously served as Old Bristow’s Vice President, EAMEA from June 2017 to June 2018. Before that, he served as Old Bristow’s Region Director of the Europe Caspian Region from April 2015 to June 2017 and Region Director of the Europe Business Unit (EBU) from August 2014 to March 2015. Old Bristow filed for Chapter 11 bankruptcy protection in May 2019 in order to reorganize and emerged from bankruptcy in October 2019. Prior to joining Old Bristow in August 2014, Mr. Corbett worked since 1985 in a number of management positions with Baker Hughes Incorporated, including vice president positions in the Middle East, Asia Pacific and Africa, most recently serving as Vice President, Sub Sahara Africa.
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
Donna L. Anderson has served as our Vice President, Chief Accounting Officer since March 2024. In this role, Ms. Anderson is responsible for accounting operations and financial reporting for the Company. Previously, she served as Chief Accounting Officer at Cactus, Inc., beginning in December 2019 before being promoted to Vice President in August 2023. She first joined Cactus in July 2019 as Corporate Controller. Prior to her tenure at Cactus, Ms. Anderson served as the Controller at Seitel, Inc. from 2005 to 2019. Her professional journey also includes several years at Waste Management, Inc. (“Waste Management”), where she started in 2002 as the controller of Waste Management Trading before transitioning to the role of Financial Reporting Manager for Recycle America Alliance, a division of Waste Management, before leaving in 2005. Her career in accounting and finance began at KPMG LLP as an auditor, where she took on various roles, each with escalating responsibilities, culminating in the position of Audit Manager. Ms. Anderson earned a Bachelor of Business in Accounting from Texas A&M University, and she holds a certification as a public accountant licensed in Texas.
Where You Can Find More Information
We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. Unless otherwise stated herein, these filings are not deemed to be incorporated by reference in this report. All of our filings with the SEC will be available once filed, free of charge, on our website, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule-14A and any amendments to those reports. These reports and amendments will be available on our website as soon as reasonably practicable after we electronically file the reports or amendments with the SEC. These reports and filings are also available on the SEC's website at www.sec.gov. In addition, our Corporate Governance Guidelines and other policies, and the Board of Directors’ Audit Committee, Compensation Committee and Environmental, Social and Governance Committee charters are available, free of charge, on our website or in print for stockholders. Investors should note that we may announce material information in SEC filings, press releases and public conference calls. Based on guidelines from the SEC, we may use the Investors section of our website to communicate with investors. It is possible that the financial and other information posted there could be deemed to be material information. The reference to our website is not intended to incorporate the information on the website into this Annual Report on Form 10-K.

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
The operation of helicopters and fixed wing aircraft inherently involves a substantial degree of risk. Hazards such as harsh weather and marine conditions, mechanical failures, facility fires, spare parts damage, human error, crashes and collisions are inherent risks in our business and may result in personal injury, loss of life, damage to property and equipment, suspension or reduction of operations, reduced number of flight hours, the grounding of the aircraft involved in the incident or an entire fleet of the same aircraft type, or insufficient ground facilities or spare parts to support operations.
We, or third parties operating our aircraft, may experience accidents or damage to our assets in the future. These risks could endanger the safety of both our own and our customers’ personnel, equipment, cargo and other property, as well as the environment. In addition to any loss of property or life, our revenues, profitability and margins could be materially affected by an accident involving our aircraft or other assets. If an accident were to damage our equipment or other assets that we need to operate or lease to third parties, we could experience loss of revenues, termination of contracts, higher insurance rates and damage to our reputation and customer relationships. In addition, to the extent an accident occurs with aircraft we operate or to assets supporting operations, we could be held liable for resulting damages.
Certain models of aircraft that we operate, or have operated in the past, have experienced accidents while operated by third parties. If other operators experience accidents with aircraft models that we operate or lease, obligating us to take such aircraft out of service until the cause of the accident is rectified, we could lose revenues and customers. In addition, safety issues experienced by a particular model of aircraft could result in customers refusing to use that particular aircraft model or a regulatory body grounding that particular aircraft model. The value of the aircraft model might also be reduced in the market if the model were to be considered less desirable for future service and the inventory for such aircraft may be impaired, leading to impairment and similar changes.
We attempt to protect ourselves against financial losses and damage by carrying insurance, including hull and liability, general liability, workers’ compensation, employers’ liability, auto liability and property and casualty insurance. Our insurance coverage is subject to deductibles and maximum coverage amounts, but we do not carry insurance against all types of losses. We cannot assure you that our existing coverage will be sufficient to protect against all losses, that we will be able to maintain our existing coverage in the future or that the premiums will not increase substantially. We also carry insurance for war risk, expropriation and confiscation of the aircraft we use in certain of our international operations. Future terrorist activity, risks of war, accidents, extreme weather events, or other events could increase our insurance premiums or eventually result in loss of coverage entirely. The loss of any insurance coverage, inadequate coverage from our liability insurance, the payment of significant deductibles or substantial increases in future premiums could have a material adverse effect on our business, financial condition and results of operations.
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
Our dependence on a small number of helicopter manufacturers and lessors has adversely affected us and could continue to adversely affect us.
We contract with a small number of manufacturers and lessors for most of our aircraft expansion, replacement, leasing and maintenance needs. If any of the manufacturers face production delays due to, for example, natural disasters, pandemics, labor strikes or availability of skilled labor, we may experience a significant delay in the delivery of previously ordered aircraft. During these periods, we may not be able to obtain orders for additional aircraft with acceptable pricing, delivery dates or other terms. Also, we have operating leases for a portion of our helicopters. The number of companies that provide leasing for helicopters is limited. If any of these leasing companies face financial setbacks, we may experience delays or restrictions in our ability to lease aircraft. Delivery delays or our inability to obtain acceptable aircraft orders or lease aircraft have from time to time adversely affected, and could adversely affect in the future, our revenues and profitability and could jeopardize our ability to meet the demands of our customers and grow our business.
In addition, there are a limited number of suppliers, vendors and OEMs that we are able to rely on (such as Sikorsky Commercial Inc., Leonardo Spa, Nova Systems International Ltd., and General Electric Aviation Inc.) for the supply and overhaul of components fitted to our aircraft in connection with required maintenance and repairs. This maintenance and/or repairs is often required in order for our aircraft to stay fully operational and available for use in our operations. Our inability to perform maintenance and repairs timely or economically, may result in our aircraft being underutilized, which could have an adverse impact on our operating results and financial condition. In particular, we have experienced significant delays in the delivery of parts for our S92 fleet, which comprises approximately 30% of our total fleet, resulting in the need (i) to purchase or otherwise acquire parts from other sources and (ii) to ground multiple S92 aircraft and forgo certain related business opportunities.
Because of the limited number of alternative suppliers, vendors and OEMs (and in certain cases, the lack thereof), any such supply chain disruptions could adversely impact our ability to perform timely maintenance and repairs or perform such maintenance and repairs economically and could delay the commencement of new customer contracts or service delivery on active contracts. Furthermore, our operations in remote locations, where delivery of these components and parts could take a significant period of time, may also impact our ability to maintain and repair our aircraft. While every effort is made to mitigate such impact, we expect this to pose a risk to our operating results. Additionally, supplier cost increases for critical aircraft components and parts as a result of the current inflationary environment also pose a risk to our operating results.
A decline in market demand for specific helicopter models in our fleet or our failure to timely develop and implement technological advances could materially adversely affect our business, financial condition and results of operations.
If the market demand for helicopter models in our fleet declines, if such models experience technical difficulties or if such models are involved in operational incidents, it could cause a diminution in value of the affected models or the inability to provide services with such model without significant expense or at all. In addition, any oversupply or surplus of such models being made available to the market could reduce the rates earned by, and/or the value of, such helicopter models. See “—The market value of our helicopter fleet is dependent on a number of external factors.” The occurrence of any of these events could materially adversely affect our business, financial condition or results of operations.
Additionally, many of the aircraft that we operate are characterized by changing technology, introductions and enhancements of models of aircraft and services and shifting customer demands, including technology preferences. Our future growth and financial performance will depend in part upon our ability to develop, market and integrate new services and to accommodate the latest technological advances, including artificial intelligence and machine learning, and customer preferences. In addition, the introduction of new technologies or services that compete with our services could result in our revenues decreasing over time. If we are unable to upgrade our operations or fleet with the latest technological advances in a timely manner, or at all, our business, financial condition and results of operations could suffer.
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
Our failure to attract and retain qualified personnel could adversely affect our business, financial condition and results of operations.
Our success depends on our ability to attract and retain skilled personnel, specifically our pilots and mechanics. The competition for pilots and mechanics is fiercely competitive, and we compete with major Part 121 air carriers and the emergency air medical industry to attract and retain such talent. Additionally, many of our customers require pilots with very high levels of flight experience. The market for these experienced and highly trained personnel is competitive and may become more competitive, and we cannot assure you that we will be able to successfully attract and retain such personnel. Some of our pilots, mechanics and other personnel, as well as those of our competitors, are members of military reserves who have been, or could be, called to active duty. If significant numbers of such personnel are called to active duty, it could reduce the supply of such workers and likely increase our labor costs.
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
Collective bargaining or union agreements covering certain of our employees will be renegotiated in 2025; labor problems, including our inability to negotiate acceptable collective bargaining or union agreements with employees covered by such agreements, could adversely affect us.
As of December 31, 2024, approximately 64% of our employees were covered by union or other collective bargaining agreements, some of which have expired or will expire in one year or less. We cannot assure you that we will be able to negotiate the terms of any expired or expiring agreement on terms that are acceptable to us or at all, which may result in strikes, work stoppages or other slowdowns. Furthermore, our employees who are not covered under a collective bargaining agreement may become subject to labor organizing efforts. If our unionized workers engage in an extended strike, work stoppage or other slowdown, if other employees elect to become unionized, existing labor agreements are renegotiated or if future labor agreements contain terms that are unfavorable to us, we could experience a significant disruption of our operations or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.
Foreign exchange risks and controls may affect our financial position and results of operations.
Through our operations outside the U.S., we are exposed to foreign currency fluctuations and exchange rate risks. A portion of the services we provide outside the U.S. generate revenues in foreign currencies with the associated expenses incurred in U.S. dollars. In such cases, a strengthening U.S. dollar adversely affects the profitability of providing such services, and therefore could have an adverse effect on our financial condition and results of operations. A strong U.S. dollar may also reduce the demand for our services that are provided under U.S. dollar-denominated contracts in foreign countries. Because we maintain our financial statements in U.S. dollars, our financial results are vulnerable to fluctuations in the exchange rate between the U.S. dollar and foreign currencies. In preparing our financial statements, we must convert all non-U.S. dollar results to U.S. dollars. The effect of foreign currency translation impacts our results of operations as a result of the translation of non-U.S. dollar results and is reflected as a component of stockholders’ investment, while the revaluation of certain monetary foreign currency transactions is credited or charged to income and reflected in other income (expense), net.

We also operate in countries with foreign exchange controls, including Brazil and Nigeria. These controls may limit our ability to repatriate funds from our international operations and unconsolidated affiliates or otherwise convert local currencies into U.S. dollars. These limitations could adversely affect our ability to access cash from these operations. As of December 31, 2024, approximately 74% of our total cash balance was held outside the U.S.
In order to support our business, we may require additional capital in the future that may not be available to us.
Our business is capital intensive, and to the extent we do not generate sufficient cash from operations, we will need to raise additional funds to, among other things, purchase new equipment and maintain currently owned equipment. Adequate sources of capital funding may not be available when needed, or may not be available on favorable terms. If we raise additional debt, we will incur additional interest expense, the rates and terms of such debt may be at less favorable than the rates and terms of existing debt and we could be required to pledge additional assets as security or subjected to financial and/or operating covenants that affect our ability to conduct our business. The issuance of additional equity or equity-linked capital could have the effect of diluting current stockholders. If funding is insufficient or unavailable in the future, we may be unable to acquire additional aircraft, take advantage of business opportunities, fund operating losses or respond to competitive pressures, any of which could harm our business, financial condition and results of operations. See discussion of our material cash requirements and capital commitments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Capital Commitments.”
Our efforts to diversify into other aviation services and expand into additional international markets may prove unsuccessful.
Our future growth will depend on our ability to grow in our core markets and expand into new business lines, such as advanced air mobility, and additional international markets. Our business has traditionally been significantly dependent upon the level of offshore energy exploration, development and production activity. Through continuous evaluation of strategic opportunities to acquire or dispose of operating business or assets (such as through merger, acquisitions and organic growth initiatives), we continue to diversify our operations into other aviation services, including SAR services, and we believe that additional Government Services contracts and advanced air mobility present attractive growth and diversification opportunities. The consideration for acquisitive transactions may include, among other things, cash, common stock or equity interests in us or our subsidiaries, or a contribution of equipment to obtain equity interests, and in conjunction with such a transaction we might incur additional indebtedness. Further, as we look to diversify into new markets, acquisitions of assets operating in such sectors could present risks related to operating new lines of business or in new geographies. In addition, such transactions could distract management from current operations. We cannot guarantee that any such transaction will ultimately result in the realization of its anticipated benefits or that it will not have a material adverse effect on our business, financial condition and results of operations.
While diversification into other aviation services is intended over the long term to grow the business and mitigate our exposure to the inherently cyclical offshore energy business, we cannot be certain that benefits associated with those other lines of business will be realized in a timely manner, or at all, and the costs of entry into such other lines of business may ultimately exceed the benefit derived from these businesses. Despite our diversification efforts, the effect of any downturn in the offshore energy industry would nevertheless negatively impact our financial results in future periods.
Additionally, expansion of our business depends on our ability to operate in additional international markets, which may be adversely affected by numerous factors, including but not limited to: (i) local regulations restricting foreign ownership of helicopter operators; (ii) requirements to award contracts to local operators; (iii) the number and location of new drilling concessions granted by foreign governments; and (iv) our ability to integrate new models of aircraft into our fleet and operate new lines of business to support our diversification initiatives. If we are unable to continue to operate, establish new lines of business, or retain contracts in international markets, our operations may not grow and our future business, financial condition and results of operations may be adversely affected.

We are dependent upon the level of activity in the North Sea and the U.S. Gulf of America, which are mature exploration and production regions.
The North Sea and the U.S. Gulf of America are mature exploration and production regions that have undergone substantial seismic survey, exploration and production activity for many years. The continued success of our business operations in these regions is subject to our customers’ ability to produce at a level at which continued production and further exploration activity are economically viable. If production falls below these levels, our customers may cease operations at certain or all of their properties, at which point our services with respect to such properties would no longer be needed. Additionally, because a large number of offshore energy properties in these regions have already been drilled, offshore energy companies may not be able to identify additional drilling sites of sufficient size and quality to replace those that become depleted, and the U.S. government’s restrictions on the availability of offshore energy leases together with the UK government’s exercise of authority could adversely impact exploration and production activity in the U.S. Gulf of America and the North Sea, respectively. Actions of current or future presidential administrations also could negatively impact offshore energy operations in the U.S. in favor of lower energy prices or renewable energy projects. Any material decline in offshore energy exploration, development and production activity in either the U.S. Gulf of America or the North Sea could have a material and adverse effect on our business, financial condition and results of operations. We cannot predict the levels of activity in these areas.
Disruptions in the political, regulatory, economic, and social environments of the countries in which we operate, as well as changes in trade restrictions, could adversely affect our financial condition, results of operations and cash flows.
During the twelve months ended December 31, 2024, we generated revenues in 18 countries across the world. Our non-U.S. operations accounted for approximately 83% and 82% of our consolidated revenues in the twelve months ended December 31, 2024 and 2023, respectively. Instability and unforeseen changes in any of the markets in which we operate could result in business disruptions that may have an adverse effect on the demand for our products and services or our financial condition, results of operations or cash flows.
Such instability or unforeseen changes could result from a number of factors, including, but not limited to: (i) uncertain or volatile political and economic conditions; (ii) social unrest, acts of terrorism, war or other armed conflict; (iii) trade and economic sanctions or other restrictions imposed by the UK, the U.S. or other regions or countries that could restrict or curtail our ability to operate in certain markets, including tariffs; (iv) unexpected changes in legal and regulatory requirements, including the enactment of new laws and changes in interpretation or enforcement of existing laws; (v) restrictions on the repatriation of income or capital; (vi) confiscatory taxation, repatriation restrictions or other adverse tax policies; (vii) certain local or global economic conditions, such as inflation and currency exchange controls, rate fluctuations and devaluations; and (viii) public health crises and other catastrophic events, such as pandemics. For example, there has recently been political and social unrest in Nigeria, where we derived 12% and 9% of our revenues during the twelve months ended December 31, 2024 and 2023, respectively. Our operations in Nigeria are also subject to local laws requiring that our customers select service providers having greater “local content” in the respective region, and local authorities monitor compliance with and may penalize our customers for failure to satisfy such local content requirements. Future unrest or legislation adverse to our business or operations in Nigeria or our other operating regions could adversely affect our business, financial condition and results of operations in those regions.
In addition, there is significant uncertainty about the future relationship between the U.S. and other countries, particularly Canada and Mexico, with respect to the trade policies, treaties, taxes, government regulations and tariffs that would be applicable. Changes in U.S. political, regulatory and economic conditions or laws and policies governing foreign trade, travel to and from the U.S., immigration, manufacturing, development and investment in the territories and countries in which we operate, and any negative sentiments or retaliatory actions towards the U.S. as a result of such changes, could adversely affect the industry as a whole, which could adversely affect our business, financial position, results of operations, cash flows and growth prospects.
We are exposed to the credit risk of our limited number of counterparties, the majority of which are highly dependent on the financial condition of the offshore energy industry.
We are exposed to credit risk, which arises either from the potential for counterparties to default on their contractual obligations or, with respect to our trade receivables, from the potential a customer will not be able to meet its obligations to us. We generated approximately 68% of our consolidated revenues from Offshore

Energy Services during the twelve months ended December 31, 2024, and the majority of our customers are engaged in offshore energy production, exploration and development. We also derive a significant amount of our revenues from our UK SAR Contract, as well as from a small number of offshore energy companies. Our loss of one of these significant customers, if not offset by sales to new or other existing customers, could have a material adverse effect on our business, financial condition and results of operations.
Our highly concentrated customer base increases our overall exposure to credit risk because changes in economic, regulatory and industry conditions that adversely affect the offshore energy industry could affect the credit worthiness of many of our customers. We monitor the concentration of our credit risk exposure with counterparties (both individually, with respect to specific counterparties, and collectively, with respect to all counterparties) on an ongoing basis. We manage credit risk by entering into arrangements with established counterparties and through the establishment of credit policies, which include the review, approval and monitoring of new customers, annual credit evaluations and credit limits, to apply in the selection of counterparties. However, we generally lack the leverage to obtain and do not require letters of credit or other collateral to support our trade receivables, and there can be no assurance that our risk mitigation strategies will be effective or that credit risk, including any increases in our exposure thereto on account of a downturn in the economic condition of the offshore energy industry, will not adversely affect our financial condition and results of operations.
Our failure to dispose of aircraft through sales into the aftermarket could adversely affect us.
The management of our global aircraft fleet involves a careful evaluation of the expected demand for our services across global markets, including the type of aircraft needed to meet this demand. As aircraft models age, our management evaluates whether to operate, dry-lease or sell the aircraft into the aftermarket. The number of aircraft sales and the amount of gains and losses recorded on these sales depends on a wide variety of factors and is inherently unpredictable. A significant return of aircraft to leasing companies by us or our competitors into an already oversupplied market could undermine our ability to dispose of our aircraft and could have a material adverse effect on our business, financial condition and results of operations.
Our operations are subject to weather-related and seasonal fluctuations.
Certain of our operations are subject to harsh weather conditions and seasonal factors. Poor visibility, high wind, heavy precipitation, sandstorms and hurricanes can affect the operation of helicopters and fixed wing aircraft and result in a reduced number of flight hours. In addition, harsh weather conditions have the potential to disrupt our clients’ businesses and operations, which in turn may affect the operation of helicopters and fixed wing aircraft and result in a reduced number of flight hours. A significant portion of our revenues and profits related to offshore energy exploration, development and production activity is dependent on actual flight hours, and a substantial portion of our operating expenses is fixed. Lower flight hours typically result in reduced revenues, which may have a material adverse effect on our business, financial condition and results of operations.
For example, in the North Sea region, our operations during the fall and winter months are significantly limited by the fewer hours of daylight and much harsher conditions as compared to the spring and summer months. Anticipation of harsh conditions causes many offshore energy companies to limit drilling and other activities in the North Sea during the fall and winter. In Nigeria, our operations are subject to the Harmattan, a dry, dusty West African trade wind that blows between the end of December and the middle of February and produces a heavy amount of dust in the air can severely limit visibility and block the sun for several days, similar to a heavy fog. We are unable to operate aircraft during these harsh conditions.
In the U.S. Gulf of America, our operations are subject to higher incidents of heavy fog and other harsh weather conditions during the months of December through March. Additionally, we are unable to operate in the area of the storm during hurricanes, tropical storms or cyclones, which most commonly occur during the months of June through November. Although flight activity may increase in the period immediately before and after a storm due to the evacuation and return of offshore workers, we incur costs in evacuating our own aircraft, personnel and equipment prior to such storms. We may also experience prolonged periods of displacement of operations and increased costs due to the need to temporarily relocate personnel, aircraft and equipment during the period following a severe storm, such as what happened in Louisiana following Hurricane Ida in 2021.

Risks Related to Our Customers, Contracts and the Offshore Energy Industry
Our industry is highly competitive and cyclical, with intense price competition, and our focus on quality of service rather than cost-saving measures could reduce the demand for our services.
The helicopter and fixed wing businesses are highly competitive throughout the world. Such aircraft are often chartered on the basis of competitive bidding among those providers having the necessary equipment, operational experience and resources. Factors that affect competition in our industry include price, quality of service, operational experience, record of safety, quality and type of equipment, aircraft availability, customer relationship and professional reputation. We have several significant competitors in the North Sea, Nigeria, the U.S. Gulf of America and Brazil, and a number of smaller local competitors in other markets. Certain of our customers have the capability to perform their own air transportation operations or give business to our competitors should they elect to do so, which has a limiting effect on our rates. During upcycles, we have the ability to secure profitable contracts by providing superior quality as compared to our competitors. However, our industry is cyclical and is affected by the volatility of offshore energy price levels, particularly if energy prices remain low for extended periods of time.
There have been periods of high demand for our services, followed by periods of low demand for our services. Low commodity prices for long periods of time can have a significant effect on demand for our services, and extended periods of low activity intensify price competition in the industry and often result in lower utilization rates for our aircraft, including potentially being idle for long periods of time. Offshore energy companies are continually seeking to implement measures aimed at greater cost savings, including efforts to accept lesser quality services, to otherwise improve cost efficiencies with respect to air transportation services, or to provide other alternatives for transportation, such as boats. Certain of our competitors have in the past and may in the future continue to achieve cost savings through various measures, which allows these competitors to undercut our operations by reducing rates to levels not acceptable to us. We will lose significant market share in our industry if we fail to continue to provide safe, reliable and efficient service or evolve our technology, which could have a material adverse effect on our business, financial condition and results of operations due to the loss of a significant number of our customers or termination of a significant number of our contracts.
Our contracts often can be terminated or downsized by our customers without penalty.
Some of our fixed-term contracts contain provisions permitting early termination by the customer at their convenience, generally without penalty, and with limited notice requirements. In addition, many of our contracts permit our customers to decrease the number of aircraft under contract with a corresponding decrease in the fixed monthly payments without penalty. As a result, you should not place undue reliance on the strength of our customer contracts or the terms of those contracts.
Our UK SAR contract can be terminated at will and is subject to certain other rights of the DfT.
Our UK SAR contract, which accounted for approximately 19% of our revenues for twelve months ended December 31, 2024, allows the DfT to cancel the UK SAR contract for any reason upon notice and payment of a specified cancellation fee based on the number of bases reduced as a result of the exercise and the timing of the exercise. Prior to any cancellation or termination of the contract, the DfT may also invite tenders to award a contract for the SAR services we provide to a replacement contractor. We currently lease a significant number of aircraft to service the UK SAR and contract. Although we are entitled to some compensation for termination or early expiration if we are not at fault for a breach of the agreement, termination or early expiration of the UK SAR contract would result in a significant loss of expected revenues. Additionally, we do not have the right to cause the transfer of the ground facilities supporting the UK SAR contract to the replacement service provider. If alternative long-term uses were not identified for these facilities, we could incur recurring fixed expenses for these non-revenues producing assets if we were unable to sell them to a replacement contractor or other party in the event the UK SAR contract is terminated.
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
Our Government Services contracts accounted for approximately 23% of our revenues for the twelve months ended December 31, 2024. Governmental agencies receive funding through budget appropriations, which are determined through the political process, and as a result, funding for the agencies with which we do business may fluctuate. In recent years, there has been increased Congressional scrutiny of discretionary program spending by the U.S. government in light of concerns over the size of the national debt and lawmakers have discussed the need to cut or impose caps on discretionary spending, which could result in budget cuts to federal agencies to which we provide services. Any reductions in an agency’s budget or other changes in governmental spending or service priorities may cause such agency to implement cost-saving measures, impose modifications to our contract terms, delay delivery of receivables owed to us by such agency or substantially reduce or cease using our services, which could have a material adverse effect on our business, financial condition and results of operations. In addition, there are inherent risks in contracting with governmental agencies. Applicable laws and regulations in the countries in which we operate may enable our governmental agency customers to (i) terminate contracts for convenience, (ii) reduce, modify or cancel contracts or subcontracts if requirements or budgetary constraints change or (iii) require contractors to assume more risk under the terms of the contracts. Any of these events could have an adverse effect on our business, financial condition and results of operations.
Our fixed operating expenses and long-term contracts with customers could adversely affect our business under certain circumstances.
Our profitability is directly related to demand for our services. Because of the significant expenses related to aircraft financing and leasing, crew wages and benefits and insurance and some maintenance programs, a substantial portion of our operating expenses are fixed and must be paid even when aircraft are not actively servicing customers and thereby generating revenues. A decrease in our revenues could therefore result in a disproportionate decrease in our earnings, as a substantial portion of our operating expense would remain unchanged. Similarly, the discontinuation of any rebates, discounts or preferential financing terms offered to us by manufacturers, lenders or lessors could have the effect of increasing our related expenses, and without a corresponding increase in our revenues, could negatively impact our results of operations.
Certain of our long-term aircraft services contracts contain price escalation terms and conditions. Although supplier costs, fuel costs, insurance costs and other cost increases are typically passed through to our customers through rate increases where possible, these escalations may not be sufficient to enable us to recoup increased costs in full and we may not be able to realize the full benefit of contract price escalations during a market downturn. There can be no assurance that we will be able to estimate costs accurately or recover increased costs by passing these costs on to our customers or successfully identify or secure cost escalations for other costs that may escalate during the applicable customer contract term, which could materially and adversely affect the profitability of our customer contracts and our business, financial condition and results of operations.
Significant disruptions in the supply of aircraft fuel could have an adverse impact on our operating results and financial condition.
Aircraft fuel is critical to our operations. The timely and adequate supply of fuel to meet operational demand depends on the continued availability of reliable fuel supply sources as well as related service and delivery infrastructure. We depend significantly on the continued performance of our vendors and service providers to maintain supply integrity, despite our ability to maintain operations for a short period at some major locations in the event of short-term fuel supply or infrastructure disruptions. To the extent our vendors and service providers are not able to maintain fuel supply integrity, such disruption to our aircraft fuel supply could have an adverse impact on our operating results and financial condition. Additionally, the market price of fuel has historically fluctuated substantially and continues to be volatile due to a multitude of unpredictable factors, including global crude oil prices, fuel supply and demand, natural disasters, and fuel production and transportation infrastructure, as well as other, indirect factors. Changes in any of these factors could drive rapid, significant changes in fuel prices in short periods of time, and we may be unable to increase our rates enough to fully offset the impact of increases in fuel prices, especially if such price increase were to sustain for a prolonged period. Further, any such increase in our rates to offset increased fuel prices may not be sustainable, may reduce the general demand for our services and may also eventually impact our operations, strategic growth and investment plans for the future.
Consumer preferences for alternative fuels, including increases thereto as part of the global energy transition, may lead to reduced demand for our services.
The increasing penetration of renewable energy into the energy supply mix, the increased production of electric-powered vehicles and improvements in energy storage, as well as increased consumer demand for alternative fuels, energy sources and electric-powered vehicles, may affect the demand for oil and natural gas and drilling services and could have a material adverse impact on our results of operations, financial position and cash flows. As a result of changes in consumer preferences and uncertainty regarding the pace of the energy transition and expected impacts on oil and natural gas demand, there have been changes in the budgets of offshore energy companies in connection with the move away from oil and natural gas exploration and production, which could result in reduced capital spending by our customers and in turn reduced demand for our services.
The demand for our services is substantially dependent on the level of offshore energy exploration, development and production activity.
We provide helicopter and fixed wing services to companies engaged in offshore energy exploration, development and production activities. As a result, demand for our services, as well as our revenues and our profitability, are substantially dependent on the worldwide levels of activity in offshore energy exploration, development and production. These activity levels are principally affected by trends in, and expectations regarding, oil and natural gas prices, as well as the capital expenditure budgets of offshore energy companies and shifts in technology for energy exploration, development and production. Consolidation in the oil and gas industry is common and has the potential to shrink our customer base. Historically, oil and gas prices have been volatile and are subject to factors beyond our control, such as: (i) the supply of and demand for offshore energy, including any fluctuation thereof resulting from increased onshore production and development activity or actions of OPEC+, and related market expectations; (ii) the price and availability of alternative fuels; (iii) technology developments, including those impacting energy consumption and advances in exploration, development and production technology; (iv) general economic conditions and the changing environmental and social landscape; (v) governmental regulation and other actions, or proposed changes in respect thereof, including tariffs; and (vi) the worldwide political environment, including the armed conflicts in Ukraine and the Middle East and associated economic sanctions, or acts of terrorism in the UK, the U.S. or elsewhere. We cannot predict future exploration, development and production activity or offshore energy price movements. Even though offshore energy prices recovered beginning in 2022 onwards, developments or changes relating to these factors could adversely affect the long-term outlook for offshore energy exploration, development and production activities, which may result in reduced demand for our services and adversely affect our business, financial condition and results of operations.
Increasing attention to sustainability matters may impact our business, financial results or stock price.
In recent years, increasing attention has been given to corporate activities related to sustainability matters in public discourse and the investment community. Advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to sustainability matters, including through the investment and voting practices of investment advisers, proxy advisory firms, public pension funds, universities and other members of the investing community. These activities include increasing demands for action related to climate change, promoting the use of substitutes to fossil fuel products and encouraging the divestment of companies in the offshore energy industry. These activities could reduce demand for our services, reduce our profits, increase the potential for investigations and litigation and thereby increase our costs, impair our brand and have negative impacts on the price of our common stock and access to capital markets. The adoption and expansion of sustainability-related regulation may also result in increased capital expenditures and compliance, operational and other costs to us.
Our public disclosures on sustainability initiatives include our goals or expectations with respect to those matters. There can be no assurance that we will be able to accomplish our announced goals related to our sustainability program, as statements regarding our sustainability goals are made using various underlying assumptions, reflect our current plans and aspirations and are not guarantees that we will be able to achieve them within the timelines we announce or at all. Further, our initiatives and goals may not be favored by certain stakeholders and could impact the attraction and retention of investors, customers and employees. Efforts to achieve our initiatives and goals, including collecting and reporting sustainability information and metrics, involve numerous operational, reputational, financial, legal and other risks and may result in additional costs or delays, and as a result may have a negative impact on us, including our reputation and stock price.
The continued threat of terrorism civil unrest, acts of terrorism, war, and other armed conflict, such as the ongoing actions in Ukraine, Israel, and the broader Middle East, and the potential destabilizing effect such conflicts may pose, including with respect to the global oil and natural gas markets, could materially adversely affect us.
The occurrence or threat of civil unrest, acts of terrorism, war, and other armed conflicts involving the U.S. or other countries in which we operate could adversely affect our financial condition, results of operations and cash flows. For example, the geopolitical and macroeconomic consequences of Russia’s invasion of Ukraine, and the associated sanctions levied on Russia in response by the U.S., the UK, the member states of the European Union, and other governments, has severely impacted the world economy, in addition to the significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, and trade disputes and trade barriers. Overall demand for oil and natural gas could be reduced, potentially putting downward pressure on demand for our services and causing a reduction in our revenues. Oil and natural gas-related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our customers’ operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.
Risks Related to Legal, Tax and Regulatory Matters
We have experienced cybersecurity incidents in the past, and cybersecurity breaches or business system disruptions may adversely affect our business in the future.
We rely on our information technology infrastructure and management information systems to operate and record almost every aspect of our business, including confidential or personal information belonging to us, our employees, customers, and suppliers. Similar to other companies, our systems and networks, and those of third parties with whom we do business, may be disrupted or shut down due to events such as software or hardware failures, power outages, telecommunication breakdowns, user errors, catastrophic events or cybersecurity breaches caused by illegal hacking, insider threats, phishing, malware, ransomware, or other malicious activities, including those perpetrated by criminals or nation-state actors. Cybersecurity risks are heightened by the advancement of technologies like artificial intelligence, which enable more sophisticated attacks. While we have experienced cybersecurity incidents in the past, none have been material or had a material adverse effect on our business or financial condition. However, we may face additional incidents or breaches in the future.
We also use third-party service providers to process certain data or information on our behalf. Under applicable laws, we may be held responsible for cybersecurity incidents involving information we share with these providers. Although we require service providers to implement and maintain reasonable security measures, we cannot control their systems or guarantee that breached will not occur. Despite efforts to refine our procedures, educate our employees, and implement security measures, no system is immune to unauthorized access or cyberattacks. Future upgrades may not be completely effective or may cause operational disruptions or fail to deliver the anticipated improvements.
A cyberattack or security breach could remain undetected for an extended period of time, with the investigation and remediation taking significant time and potentially repeating errors before containment. A breach or failure of our systems or networks, critical third-party systems, or those of our customers or vendors, could lead to operational disruptions, diversion personnel attention, unplanned expenditures, unauthorized disclosure of sensitive data, theft or misappropriation of funds, violation of privacy laws, or exposure to litigation or indemnity claims. Moreover, any failure to disclose incidents to regulators, law enforcement or affected individuals in a timely manner could result in a reputational harm and regulatory scrutiny, and have a material adverse effect on our business, financial position and results of operations.

We operate in many international areas through entities that we do not control and are subject to government regulation that limits foreign ownership of aircraft companies in favor of domestic ownership.
We conduct many of our international operations through entities in which we have a noncontrolling interest or through strategic alliances with foreign partners. For example, we have acquired interests in, or in some cases have lease and service agreements with, entities that operate aircraft in Canada and Egypt. We provide engineering and administrative support to certain of these entities. We derive lease revenues, service revenues, equity earnings and dividend income from these entities. For the twelve months ended December 31, 2024, we received approximately $30.9 million of revenues from the provision of aircraft and other services to unconsolidated affiliates. As a result of not owning a majority interest or maintaining voting control of our unconsolidated affiliates, we do not have the ability to control their policies, management or affairs. The interests of persons who control these entities or partners may differ from ours and may cause such entities to take actions that are not in our best interest. Certain of our co-owners of these entities have the right to require us to purchase their interest, in which case we would need to find a qualifying person to hold the interest. If we are unable to maintain our relationships with our partners in these entities, we could lose our ability to operate in these areas, potentially resulting in a material adverse effect on our business, financial condition and results of operations. Additionally, an operational incident involving one of the entities over which we do not have operational control may nevertheless cause us reputational harm.
We are subject to governmental regulation that limits foreign ownership of aircraft companies in favor of domestic ownership. Based on regulations in various markets in which we operate, the use of our local AOCs may be halted and we may lose our ability to operate within these countries if certain levels of local ownership are not maintained. The inability to utilize our local AOCs for any reason, including foreign ownership in excess of permitted levels, could have a material adverse effect on our ability to conduct operations within these markets and our overall financial condition. We cannot assure you that there will be no changes in aviation laws, regulations or administrative requirements or the interpretations or applications thereof that could restrict or prohibit our ability to operate in certain regions or that would cause the cost of operating in the region uneconomical. Any such restriction or prohibition on our ability to operate in non-U.S. jurisdictions or any significant increase in operating costs in such jurisdictions as a result of changes in law and regulation or otherwise may have a material adverse effect on our business, financial condition and results of operations. See Part I, Item 1, “ Business – Government Regulation” for additional information.
Environmental regulations and liabilities may increase our costs and adversely affect our business.
Our operations are subject to U.S. federal, state and local and foreign environmental laws and regulations governing the protection of the environment and health and safety. Any failure by us to comply with applicable environmental laws and regulations may result in governmental authorities taking action against us that could adversely impact our operations and financial condition, including issuance of administrative, civil and criminal penalties, denial or revocation of permits or other authorizations, imposition of limitations on our operations, and performance of site investigatory, remedial or other corrective actions. In certain instances, citizen groups also have the ability to bring legal proceedings against us regarding our compliance with certain environmental laws, or to challenge our ability to receive permits that we need to operate.
Changes in environmental laws or regulations could require us to devote capital or other resources to comply with those laws and regulations and subject us to additional costs and restrictions, as well as increase costs of compliance and doing business for our customers and thereby decrease the demand for our services. Because our business depends on the level of activity in the offshore energy industry, existing or future laws, regulations, treaties or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws, regulations, treaties or international agreements reduce the worldwide demand for offshore energy or limit drilling opportunities.
For example, after taking office in 2021, the Biden Administration (i) rejoined the Paris Agreement, an international treaty on climate change, (ii) joined the Global Methane Pledge, a pact that aims to reduce global methane emissions at least 30% below 2020 levels by 2030, signed the Inflation Reduction Act of 2022, which created the Methane Emissions Reduction Program, (iii) implemented a pause on new oil and natural gas leases on public lands and offshore waters (which has been lifted subject to certain limitations), (iv) finalized new methane rules to reduce emissions from both new and existing oil and natural gas industry sources, (v) finalized the Waste Emissions Charge on large emitters of waste methane from the oil and gas sector, and (vi) issued a Memorandum under section 12(a) of the Outer Continental Shelf Lands Act withdrawing certain areas from oil or natural gas leasing. On January 20, 2025, the Trump Administration issued executive orders initiating the process to withdraw the United States from the Paris Agreement and to undo the climate change and energy initiatives of the Biden Administration, the future of which is uncertain.
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
In many foreign countries, particularly those with developing economies, it may be customary for others to engage in business practices that are prohibited by laws such as the FCPA, the UK Bribery Act, the Brazilian Clean Companies Act in Brazil, an anti-bribery law that is similar to the FCPA and the UK Bribery Act, or other similar laws. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors, agents and business partners will not take action in violation of our internal policies or applicable law and any such violation could have a material adverse effect on our business, financial condition and results of operations.
Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy and data protection.
We operate in a regulatory environment that is increasingly complex and constantly evolving with respect to data privacy and protection. Laws such as the European Union’s General Data Protection Regulation (the “GDPR”), Brazil’s Lei Geral de Protecão de Dados Pessoais (the “LGPD”), and similar legislation in jurisdictions where we operate, including the United States and the United Kingdom, pose significant compliance challenges and may elevate our operational costs. These laws are often subject to inconsistent interpretation and enforcement, and any failure, or perceived failure, to comply with applicable data protection laws could result in significant fines, penalties, judgments, negative publicity, and potentially require us to change our business practices. Regulatory scrutiny may also increase as global authorities, including those in regions where we operate, consider regulations addressing artificial intelligence and its intersection with data privacy. Compliance with these evolving requirements may further increase costs and adversely impact our business. and increase the costs and complexity of compliance, which could adversely affect our business.
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

U.S. Our operations are highly regulated by several U.S. government regulatory agencies. For example, as a certified air carrier, we are subject to regulations promulgated by the DOT and the FAA. The FAA regulates our flight operations and imposes requirements with respect to personnel, aircraft, ground facilities and other aspects of our operations, including: certification and reporting requirements; inspections; maintenance standards; permitted areas of operation; aircraft equipment and modification requirements; personnel training standards; and maintenance of personnel and aircraft records. The DOT can review our economic fitness to continue our operations, among other things. The Department of Commerce, through its Export Administration Regulations, and the Department of State, through its International Traffic in Arms Regulations (“ITAR”), regulate our imports and exports of aircraft (through leases and sales) as well as parts sales to international customers and the use of certain regulated technology in domestic and international airspace. If we fail to comply with these laws and regulations, or if these agencies develop concerns over our operations, we could face administrative, civil and criminal penalties. In addition, we may become subject to regulatory actions that could suspend, curtail or significantly modify our operations. A suspension or substantial curtailment of our operations or any substantial modification of our current operations may have a material adverse effect on our business, financial condition and results of operations.
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
The indenture governing the 6.875% Senior Notes and the UK Export Finance Facilities Agreement (“IRCG Debt”) limit, among other things, our ability and the ability of our restricted subsidiaries to borrow money or issue guarantees; pay dividends, redeem capital stock or make certain other restricted payments; incur liens to secure indebtedness; make certain investments; use assets for non-permitted purposes; sell certain assets; enter into transactions with our affiliates; or merge with another entity or sell substantially all of our assets. Our ability to observe certain of these covenants can be affected by events beyond our control, and we cannot assure you that we will be able to observe these covenants in the future.
If we fail to comply with these and other covenants, we would be in default under the equipment financings with the National Westminster Bank PLC (“UKSAR Debt”), our asset-backed revolving credit facility (“ABL Facility”), the IRCG Debt and the indenture governing the 6.875% Senior Notes (together, our “Credit Facilities”), and the principal and accrued interest on our outstanding indebtedness under the Credit Facilities may become due and payable. In addition, our other debt agreements and our future debt agreements may contain similar and additional affirmative and negative covenants. Our Credit Facilities are secured by many of our assets (including, in the aggregate, most of our owned helicopters), and such assets may not be available to secure additional financings. As a result, our ability to respond to changes in business and economic conditions and to obtain additional secured financing, if needed, may be significantly restricted.
Adverse results of legal proceedings could materially and adversely affect our business, financial condition and results of operations.
We are currently, and may in the future be, subject to subject to legal and regulatory claims, investigations and proceedings that arise out of the ordinary conduct of our business. We cannot predict the results of such proceedings with any degree of certainty. Litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We may face significant monetary damages or injunctive relief against us, which could materially adversely affect a portion of our business operations.

Changes in effective tax rates, taxation of our foreign subsidiaries or adverse outcomes resulting from examination of our tax returns could adversely affect our business, financial condition and results of operations.
Our future effective tax rates could be adversely affected by changes in tax laws, both domestically and internationally, or the interpretation or application thereof. From time to time, the U.S. federal, state, and foreign, governments enact legislation that could increase our effective tax rate or the effective tax rates of our consolidated affiliates. In August 2022, the United States enacted the Inflation Reduction Act of 2022, which, among other things, imposed a new 15% alternative minimum tax on the book income of certain corporations and a 1% excise tax on certain repurchases of shares. We continue to evaluate the impact of this legislation. We cannot determine whether, or in what form, other future tax legislation will ultimately be enacted or what impact any such legislation could have on our profitability, and we will continue to monitor any such legislation.
Our future effective tax rates could also be adversely affected by changes in the valuation of our deferred tax assets and liabilities, changes in the mix of earnings in countries with differing statutory tax rates, the ultimate repatriation of earnings from foreign subsidiaries to the U.S., or by changes in tax laws, treaties, regulations, accounting principles or interpretations thereof in one or more countries in which we operate. In addition, we are subject to the potential examination of our income tax returns by the Internal Revenue Service and other tax authorities in jurisdictions where we file tax returns. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that such examinations will not have a material adverse effect on our business, financial condition and results of operations.
In 2021, the Organization for Economic Co-operation and Development (the "OECD") announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which proposed a two-pillar solution with a global minimum tax of 15% of reported profits (“Pillar 2”) to address tax challenges arising from digitalization of the economy. Currently, Pillar 2 has been agreed upon, in principle, by over 140 countries and while it is uncertain whether or when the U.S. will enact legislation to adopt the minimum tax directive, certain countries in which we operate have adopted some form of legislation, and other countries are in the process of introducing legislation to implement the minimum tax directive. We are evaluating and monitoring the impacts from Pillar 2 although we currently do not expect it to have a material impact on our effective tax rate or our consolidated results of operation, financial position and cash flows.
Risks Related to Our Common Stock and Corporate Structure
Provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law may discourage, delay or prevent a change of control of our business or changes in our management.
Our amended and restated certificate of incorporation (“certificate of incorporation”) and amended and restated bylaws (“bylaws”) include certain provisions that could have the effect of discouraging, delaying or preventing a change of control of our business or changes in our management. Such provisions include, among other things: restrictions on the ability of our stockholders to fill a vacancy on the Board; restrictions related to the ability of non-U.S. citizens owning our common stock; our ability to issue preferred stock with terms that the Board may determine, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer; the absence of cumulative voting in the election of directors, which may limit the ability of minority stockholders to elect directors; and advance notice requirements for stockholder proposals and nominations, which may discourage or deter a potential acquirer from soliciting proxies to elect a particular slate of directors or otherwise attempting to obtain control of us.
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
3.Security Engineering: We leverage a combination of the International Organization for Standardization (the “ISO”) best practice standards and other global standards, including Control Objectives for Information and Relevant Technology, to measure our security posture and manage risk. In addition, we completed several cybersecurity-related initiatives such as multifactor authentication and the ISO 27001 certification, which is globally recognized as one of the highest standards of compliance and control for information security management systems. We have also implemented critical preventive measures, such as monthly phishing simulations, email and endpoint security and monitoring, database encryption, continuous patching, and network firewall security using both internal resources and independent third-party service providers.
4.IT Resiliency: Our IT Team has formalized disaster recovery processes, business continuity procedures and an incident response plan. These processes account for risks associated with third parties that provide IT services, process information on our behalf, or have access to our information systems.
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
Our Cybersecurity Committee consists of six (6) members: the Chief Information Officer, the Chief Financial Officer, the Director of Internal Audit, the Director of IT, Infrastructure and Flight Systems, the Data Privacy Officer and the IT Security and Compliance Manager. Together with our Executive Leadership Team and the Board, the Cybersecurity Committee assists with prioritizing our cybersecurity programs as well as providing oversight around cybersecurity practices and guidance in responding to cyber incidents. Members of the Cybersecurity Committee have work experience managing cybersecurity and information security risks, an understanding of the cybersecurity threat landscape and/or knowledge of emerging privacy risks in our industry. Committee members are also experienced and knowledgeable across Information Technology disciplines including strategy, governance, infrastructure, applications, data management, audit controls & compliance, risk management, disaster recovery, business continuity, and incident response planning.
The Cybersecurity Committee meets quarterly and delivers updates to management periodically and to the Audit Committee on an annual basis (or more frequently as needed). Under its charter, our Audit Committee, comprised of independent directors from our Board, must conduct at least annual reviews of any emerging cybersecurity developments and threats and the strategies to mitigate cybersecurity risks. The Cybersecurity Committee also delivers periodic updates to the Board on the status of the information security program, including but not limited to relevant cyber threats, roadmap and key initiative updates, and the identification and management of information security risks. The Board reviews cybersecurity opportunities relating to our business strategy, and cybersecurity-related matters are also factored into business continuity planning.
As of the December 31, 2024, we are not aware of any material risks from cybersecurity threats, that have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition.
ITEM 2. PROPERTIES
Our executive offices are located in Houston, Texas. We also maintain offices and operating facilities for all operating segments and residential locations near our operating bases which are primarily used for housing pilots and staff supporting those operations. The majority of the bases from which we operate are leased, with remaining terms of between one and 54 years.
Our principal physical properties are aircraft, which are more fully described in Part I, Item 1, “Business - Equipment and Services” in this Annual Report on Form 10-K.
Bases
Bristow maintains operating bases strategically located across the jurisdictions in which we operate, allowing us to provide efficient transportation and operational support services to our customers. As of December 31, 2024, we operated out of 46 bases globally.

Number of Bases
Offshore Energy Services
Americas - Other(1)	2
Brazil	5
Nigeria	4
Norway	4
UK	3
U.S. Gulf of America(2)	6
Government Services
Latin America - Other(3)	2
Ireland	1
Netherlands	2
UK SAR(4)	11
U.S. Gulf of America	4
Other Services
Australia	2
Total	46
______________________
(1)Includes bases in Suriname and Trinidad.
(2)Includes two shared bases utilized for Government Services.
(3)Includes bases in the Falkland Islands and the Dutch Caribbean.
(4)Includes a shared base utilized for Other Services.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock is listed on the NYSE under the trading symbol “VTOL.” On February 21, 2025, the closing price per share of our common stock as reported on the NYSE was $35.81.
Holders of Record
As of February 21, 2025, there were 334 holders of record of our common stock.
Dividend Policy
We have not historically declared or paid any cash dividends on our common stock. The Company intends to initiate a quarterly dividend program beginning in the first quarter of 2026. The declaration and payment of dividends will be subject at all times to the discretion of the Board of Directors. The timing and amount of dividends, will depend on the Company’s results of operations, financial condition, cash requirements, growth opportunities, restrictions in its financing arrangements and other factors that the Board of Directors may deem relevant.
Company Purchases of Equity Securities
The following table presents information regarding our repurchases of shares of our common stock on a monthly basis during the three months ended December 31, 2024:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024	—	$—	—	$40,000,000
November 1, 2024 - November 30, 2024	—	$—	—	$40,000,000
December 1, 2024 - December 31, 2024	—	$—	—	$40,000,000
On August 4 2022, the Company announced that its Board of Directors of approved a $40.0 million stock repurchase program. Purchases of the Company’s common stock under the stock repurchase program may be made in the open market, including pursuant to a Rule 10b5-1 program, by block repurchases, in private transactions (including with related parties) or otherwise, from time to time, depending on market conditions. The stock repurchase program has no expiration date and may be suspended or discontinued at any time without notice, subject to any changes in applicable law or regulations thereunder.
In February 2025, the Board of Directors of Bristow approved a new $125.0 million stock repurchase program, and terminated the prior program, under which $40.0 million remained available of the original $40.0 million authorized. Purchases of the Company’s common stock under the stock repurchase program may be made in the open market, including pursuant to a Rule 10b5-1 program, by block repurchases, in private transactions (including with related parties) or otherwise, from time to time, depending on market conditions. The stock repurchase program has no expiration date and may be suspended or discontinued at any time without notice, subject to any changes in applicable law or regulations thereunder.
Performance Graph
The following graph shows a comparison from December 31, 2019 through December 31, 2024 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”), the PHLX Oil Services Index (OSX) and our peer group. The graph assumes that $100 was invested at the market close on December 31, 2019.

Our 2024 peer group includes Air Transport Services Group, Inc., Core Laboratories Inc., Expro Group Holdings N.V., Forum Energy Technologies, Inc., Helix Energy Solutions Group, Inc., Kirby Corporation, MRC Global Inc., Newpark Resources, Inc., Noble Corporation plc, Oceaneering International, Inc., Oil States International, Inc., SkyWest, Inc., TETRA Technologies, Inc., Tidewater Inc., and Valaris Limited, based on their industry and similar market capitalization.
As a result of private equity purchases, Chapter 11 proceedings, market consolidations involving some of our peer group companies and other factors leading to delisting of certain companies that make up our peer group, we may change the list of companies that make up our peer group.
The performance graph furnished shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall such information be deemed incorporated by reference in any filing of Bristow Group under the Securities Act or Exchange Act, except as shall be expressly set forth by specific reference in such filing.
ITEM 6. RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our financial condition and results of operations for the twelve months ended December 31, 2024 and 2023. Also included is a discussion and analysis of our financial condition and results of operations for the twelve months ended December 31, 2023 and 2022. Due to our fiscal year transition from March 31 to December 31 that was applied on a prospective basis in December 2022, the discussion of the financial condition and results of operations for the comparative twelve months ended December 31, 2022, is reflected on an unaudited pro forma basis.

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and the other financial information included elsewhere in this Annual Report on Form 10-K. Additional information on the fiscal year end change can be found in the Company’s Annual Report on Form 10-K for the twelve months ended December 31, 2023, filed with the SEC on March 6, 2024. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.
Overview
We are the leading global provider of innovative and sustainable vertical flight solutions, primarily providing aviation services to a broad base of offshore energy companies and government entities. Our business comprises three reportable segments: Offshore Energy Services, Government Services and Other Services, using a fleet of 210 aircraft located across six continents and 18 different countries. Today, we serve customers in Australia, Brazil, Canada, Chile, the Dutch Caribbean, the Falkland Islands, India, Ireland, the Kingdom of Saudi Arabia, Mexico, the Netherlands, Nigeria, Norway, Spain, Suriname, Trinidad, the UK and the U.S. Our offshore energy customers primarily use our services to transport personnel to, from and between offshore energy installations. Our government customers primarily outsource SAR activities whereby we operate specialized helicopters and provide highly trained personnel. Our other customers primarily include fixed wing passengers utilizing our regional airline in Australia and companies that dry-lease helicopters from us in support of other industries and markets where we do not directly compete or operate in.
During the twelve months ended December 31, 2024 and 2023, approximately 68% and 66%, respectively, of our total revenues were derived from Offshore Energy Services while approximately 23% and 26%, respectively, were derived from Government Services and approximately 9% and 8%, respectively, were derived from Other Services.
Recent Developments
Capital Allocation
In February 2025, we announced a new capital allocation framework with key priorities that include: (i) protect and maintain a strong balance sheet and liquidity position; (ii) pursue high impact, high return growth opportunities; and (iii) return capital to shareholders via opportunistic share repurchases and initiate quarterly dividend payments in 2026. Understanding that the Offshore Energy Services segment is inherently volatile, the Company recognizes the importance of maintaining a strong balance sheet that can withstand challenging market down cycles. As such, Bristow intends to pay down debt to a balance of approximately $500 million gross debt by the end of 2026. Bristow’s Board of Directors has approved a new $125 million share repurchase program that will be deployed on an opportunistic basis. In addition, the Company intends to initiate a quarterly dividend program beginning in the first quarter of 2026, with an initial dividend payment of $0.125 per share ($0.50 per share annualized).
Market Outlook
Recent concerns, amongst industry observers, around the offshore rig count and white space pose important questions about the outlook for global offshore energy markets. While there are headwinds that impact our business, including supply chain challenges and a strong U.S. dollar, the dynamics that continue to support the positive outlook for our sector differ from those of other oilfield services companies in key ways.
For instance, although the offshore energy market is highly cyclical with demand linked to the price of oil and gas, the impacts of short-term fluctuations in commodity prices are less severe on our primarily production-focused business. While long periods of depressed prices would have more significant impacts, we believe current prices can continue to provide the fundamentals needed for sustained growth.

During the offshore energy downturn that began in late 2014, deliveries of new helicopters were limited, as the price of crude oil had been range-bound for a number of years. This negatively impacted the cash flows of our customers and led to reduced capital and operational expenditures, including reductions related to offshore exploration, development and production activities. Throughout this downturn, numerous helicopters were sold or otherwise exited the offshore market. However, the recent increase in offshore energy activity that began in 2022 is driving a constructive supply and demand balance for offshore helicopters, and the once excess available capacity has shrunk, with utilization levels for offshore-configured medium, super medium and heavy helicopters at or near 100%. Furthermore, militaries and governments placing orders for aircraft models that share OEM production lines with civilian aircraft have led to longer lead times for new builds, in some instances taking upwards of 18 to 24 months for new order deliveries. The long lead times, coupled with at or near full utilization of relevant aircraft models, come at a time when we have only reset a portion of our Offshore Energy Services contracts at leading-edge rates, with the majority set to renew in late 2025 and 2026.
Severe supply chain challenges have also delayed parts and repairs for the S92 heavy helicopters, thereby limiting the number of S92s that are serviceable today and further tightening the overall supply; while this has helped raise rates to some extent, there is now unmet lift demand that serviceable S92s could absorb. Any further exacerbation of this supply chain issue could bias our guidance to the lower end of the range, while relief or return to pre-pandemic levels can positively influence our results.
Additionally, given our sector’s late cycle exposure and the lag effect involving new projects, helicopter operators are typically contracted later amongst the late-cycle businesses servicing offshore energy exploration and production platforms, often long after rig announcements. As a result of the lack of spare capacity and current helicopter market tightness, contract lead times are beginning to increase. Some of our contracts that recently commenced were awarded last year, and conversations with customers are just beginning for services set to commence in 2025 and 2026. Furthermore, markets such as Nigeria and Brazil continue to show growth and increased demand for vertical lift. We believe we are well positioned to meet this demand given our decades-long experience operating in these markets, our reputation for safety and reliability, and our performance history. The combination of all these factors continue to support our outlook that we are in the midst of a multi-year growth cycle that will benefit the offshore helicopter market.
Government Services, especially the public SAR market, are continuing to evolve, and while there are no current active tenders, we believe further outsourcing of public SAR services and other government contract work will become available to the private sector in the future, although the timing of these opportunities is uncertain. Over the past few years, we have experienced growth from notable awards of government services contracts, and the investments we are making to grow and diversify our leading government services business are expected to result in attractive long-term cash flow yields for the Company well into the middle of the next decade. Operations for the previously announced IRCG contract commenced in late 2024 and are expected to finish transitioning in 2025. The transition to the previously announced UKSAR2G contract also commenced in the fourth quarter of 2024, and the last base will finish transitioning in late 2026. We expect the full year impact of these contract commencements to have positive impacts on our financial results in 2026 and beyond, though the strengthening of the U.S. dollar relative to local currencies, particularly the British pound sterling and the Euro, and the impacts of penalties due to aircraft availability, primarily related to supply chain challenges that are expected to persist, could offset a portion of the benefits we expect to derive from increased activity. Additionally, 2025 will largely remain a transition period for our Government Services segment as we incur costs related to these new contracts while revenues and operations fully ramp, and though the majority of capital expenditures will conclude in 2025, associated operating expenses and delays in contract transitions may not present the full earnings power and quality margins from this business until 2026 and beyond. For further commentary on these risks, see Part I, Item 1A, “Risk Factors” and Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Risk” in this Annual Report on Form 10-K.
The duration of Government Services contracts generally lasts for ten or more years with options for extensions. Privatization of aviation services historically operated by the public sector depend heavily on governmental agencies receiving funding through budget appropriation and the desire to outsource such services. We believe that we are well positioned to continue to serve the market as more opportunities arise.
Other Services has experienced growth in recent years from charter revenues in Australia, and we observed higher yields in scheduled passenger transport throughout the year. Performance for this market is largely tied to passenger demand in Northern and Western Australia. We believe the financial performance of this business will remain consistent with at or near current levels of activity. Dry leasing, albeit a smaller portion of our Other Services, is expected to continue providing cash flows without significant operating or capital requirements.
Components of Revenues and Expenses
We derive our revenues primarily from providing aviation services, and our profits depend on our cost of capital, the acquisition costs of aircraft, our operating costs and our reputation. A majority of our revenues are generated through two types of contracts: helicopter services and fixed wing services. We operate in three segments: Offshore Energy Services, Government Services and Other Services.
The primary drivers of our revenues are utilization, rates and added capacity. Utilization can refer to either aircraft utilization, which is the number of hours an aircraft has flown during the period, or contract utilization, which is the commencement or end of contracts and the number of aircraft on contract in a given period. Rates refer to the Monthly Standing Charge (“MSC”), which is the fixed monthly fee charged to a customer for the right to use an aircraft, or the Fixed Hourly Rate (“FHR”), which is an incremental per flight hour charge for hours flown. Capacity can refer to new aircraft that have been added to the fleet, older aircraft that have been removed from the fleet, or when an existing aircraft has been moved to a different market, increasing or decreasing the capacity in that market.
Revenues under our Offshore Energy Services segment are primarily generated from offshore energy exploration, development and production activities with fixed-term contracts generally ranging between one to five years, subject to provisions permitting early termination by certain customers. Revenues are typically earned through a combination of a MSC plus an incremental FHR. Ad hoc revenues are typically earned through either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate with a minimum number of hours to be charged daily.
In our Government Services segment, we provide public sector SAR and other aviation services to government agencies. Revenues for these emergency response services are also earned through an MSC plus an incremental FHR fee.
In our Other Services segment, we derive revenues from our fixed wing operations by providing transportation services through regular passenger transport (scheduled airline service with individual commercial ticket sales) and charter services. For charter services, our contracts typically include variable rates based on the number of passengers, flights or flight hours. These charter service agreements may also include an MSC; however, this is much less common as compared to helicopter contracts.
For helicopters that we lease to third parties under arrangements whereby the customer assumes operational responsibility (dry leases), we often provide technical parts support, but generally we incur no other material operating costs. In some instances, we may provide training and other services to support our leasing customers.
In many cases, aircraft components, such as engines and transmissions, are maintained by third-party vendors under contractual agreements also referred to as power-by-the-hour (“PBH”) maintenance agreements. Under these agreements, the Company is charged an agreed amount per hour of flying time related to maintenance, repair and overhaul of the parts and components covered. The costs under these arrangements are expensed in the period that the flight hours were incurred. When the Company places a helicopter in a PBH program after a maintenance period has begun, it may be necessary to pay an initial buy-in charge based on hours flown since the previous maintenance event. The timing of entering or exiting third-party PBH programs and the timing of vendor credits may create variation in our operating expenses between comparative periods.
For aircraft that are not on PBH programs, maintenance and repair costs, including major aircraft component overhaul costs, are recognized in the period they are incurred.
Our policy of expensing helicopter repair costs as incurred, particularly for those aircraft not on PBH agreements, may result in operating expenses varying substantially when compared with a prior year or prior quarter if a disproportionate number of repairs, refurbishments or overhauls are undertaken.
The aggregate cost of our operations depends primarily on the size and asset mix of the fleet and the number of flight hours. Our direct operating expenses are grouped into the following categories:
•personnel (includes wages, benefits, payroll taxes and savings plans);
•repairs and maintenance (includes hourly charges for PBH maintenance contracts, amortization of

PBH buy-in agreements, vendor credits, inventory write-downs and additional maintenance and repair costs, including major aircraft component overhaul costs, to earnings as the costs are incurred);
•insurance (includes the cost of hull and liability insurance premiums and loss deductibles);
•fuel;
•leased-in equipment (includes the cost of leasing helicopters and equipment); and
•other (primarily base and facility expenses, subcontractor costs, property, sales and use taxes, training, transportation, freight expenses, and other).
Results of Operations in 2024 Compared to 2023
The following table presents our operating results and other statement of operations information for the twelve months ended December 31, 2024 and 2023:
Annual Consolidated Statement of Operations by Segment
(in thousands, except percentages)

	Twelve Months Ended December 31,		Favorable (Unfavorable)
	2024	2023
Revenues:
Offshore Energy Services	$966,064	$852,956	$113,108	13.3%
Government Services	329,654	337,280	(7,626)	(2.3)%
Other Services	119,773	107,193	12,580	11.7%
Total revenues	1,415,491	1,297,429	118,062	9.1%

Operating income (loss):
Offshore Energy Services	132,165	45,613	86,552	189.8%
Government Services	21,070	29,610	(8,540)	(28.8)%
Other Services	13,747	15,398	(1,651)	(10.7)%
Corporate	(34,374)	(29,870)	(4,504)	(15.1)%
Total operating income	132,608	60,751	71,857	118.3%
Interest income	8,901	8,646	255	2.9%
Interest expense, net	(37,581)	(41,417)	3,836	9.3%
Other, net	(1,865)	(9,968)	8,103	81.3%
Total other income (expense), net	(30,545)	(42,739)	12,194	28.5%
Income before income taxes	102,063	18,012	84,051	nm
Income tax expense	(7,193)	(24,932)	17,739	71.1%
Net income (loss)	94,870	(6,920)	101,790	nm
Net loss (income) attributable to noncontrolling interests	(73)	140	(213)	nm
Net income (loss) attributable to Bristow Group Inc.	$94,797	$(6,780)	$101,577	nm

Operating income margins
Offshore Energy Services	14%	5%
Government Services	6%	9%
Other Services	11%	14%

Total Revenues by Segment
(in thousands, except percentages)

	Twelve Months Ended December 31,		Favorable (Unfavorable)
	2024	2023
Offshore Energy Services:
Europe	$427,739	$398,059	$29,680	7.5%
Americas	368,319	332,259	36,060	10.9%
Africa(1)	170,006	122,638	47,368	38.6%
Total Offshore Energy Services	$966,064	$852,956	$113,108	13.3%
Government Services	329,654	337,280	(7,626)	(2.3)%
Other Services	119,773	107,193	12,580	11.7%
	$1,415,491	$1,297,429	$118,062	9.1%
___________________
(1) Includes revenues of approximately $10.8 million for the twelve months ended December 31, 2023, related to fixed wing revenues in Africa that were previously classified in Other Services.
Flight Hours by Segment

	Twelve Months Ended December 31,		Favorable (Unfavorable)
	2024	2023
Offshore Energy Services:
Europe	38,284	42,025	(3,741)	(8.9)%
Americas	42,583	36,677	5,906	16.1%
Africa	16,946	13,656	3,290	24.1%
Total Offshore Energy Services	97,813	92,358	5,455	5.9%
Government Services	18,811	18,661	150	0.8%
Other Services	13,682	11,069	2,613	23.6%
	130,306	122,088	8,218	6.7%
Annual Results of Operations
Offshore Energy Services. Revenues from Offshore Energy Services were $113.1 million higher in the Current Year compared to the Prior Year. Revenues in Africa were $47.4 million higher primarily due to higher utilization and increased rates. Revenues in the Americas were $36.1 million higher primarily due to higher utilization and the commencement of new contracts in Brazil. Revenues in Europe were $29.7 million higher primarily due to the commencement of a new contract in Norway. Operating income was $86.6 million higher in the Current Year primarily due to these higher revenues. Operating income was negatively impacted by higher repairs and maintenance costs of $20.1 million and operating personnel costs of $8.7 million, both primarily due to increased activity, partially offset by lower fuel costs of $5.5 million due to lower fuel prices.
Government Services. Revenues from Government Services were $7.6 million lower in the Current Year primarily due to a change in rates after transitioning to the long-term contract with the Dutch Caribbean Coast Guard (“DCCG”). Operating income was $8.5 million lower in the Current Year. In addition to lower revenues, operating income was also impacted by higher personnel costs of $6.8 million primarily due to the finalization of a labor agreement in the UK and higher other operating costs of $1.6 million due to the commencement of the IRCG and UKSAR2G contracts. These increases in operating expenses were partially offset by lower general and administrative expenses of $3.1 million in the Current Year, primarily due to lower professional services fees, and lower depreciation and amortization expense of $1.4 million. Fuel costs were $1.4 million lower due to lower global fuel prices, and repairs and maintenance costs were $1.0 million lower primarily due to decreased activity.
Other Services. Revenues from Other Services were $12.6 million higher in the Current Year primarily due to higher utilization and increased rates. Operating income from Other Services was $1.7 million lower in the Current Year primarily due to higher operating costs in fixed wing services of $12.7 million due to increased subcontractor costs, training and fuel expenses. Depreciation and amortization was $1.6 million higher than the Prior Year.

Corporate. Total expenses for Corporate were $2.3 million higher in the Current Year primarily due to the full-year impact of increased headcount.
Gains (losses) on disposal of assets.
During the Current Year, the Company sold or otherwise disposed of 13 helicopters and various other assets, resulting in net losses of $1.0 million, compared to $1.1 million of net gains in the Prior Year primarily due to the sale of eight helicopters and disposal of various other assets.
Interest expense, net.
Interest expense was $3.8 million lower in the Current Year primarily due to higher capitalized interest.
Other, net.
Other expense was $1.9 million in the Current Year and $10.0 million in the Prior Year primarily due to foreign exchange losses.
Income tax expense.
Income tax expense was $17.7 million lower than the Prior Year primarily due to the earnings mix of the Company’s global operations, a tax benefit from double taxation relief of $8.1 million, a tax benefit from the expiration of the statute of limitation on uncertain tax positions of $4.1 million and a $3.2 million tax benefit associated with an adjustment to deferred tax liabilities.
Results of Operations in 2023 Compared to 2022
The following table presents our operating results and other statement of operations information for the twelve months ended December 31, 2023 and 2022:
Annual Consolidated Statement of Operations by Segment
(in thousands, except percentages)

	Twelve Months Ended December 31,		Favorable (Unfavorable)
	2023	2022
Revenues:
Offshore Energy Services	$852,956	$828,764	$24,192	2.9%
Government Services	337,280	283,678	53,602	18.9%
Other Services	107,193	97,526	9,667	9.9%
Total revenues	1,297,429	1,209,968	87,461	7.2%

Operating income (loss):
Offshore Energy Services	45,613	11,500	34,113	nm
Government Services	29,610	38,889	(9,279)	(23.9)%
Other Services	15,398	2,243	13,155	nm
Corporate	(29,870)	(26,633)	(3,237)	(12.2)%
Total operating income	60,751	25,999	34,752	nm
Interest income	8,646	1,668	6,978	nm
Interest expense, net	(41,417)	(40,948)	(469)	(1.1)%
Other, net	(9,968)	33,244	(43,212)	nm
Total other income (expense), net	(42,739)	(6,036)	(36,703)	nm
Income before income taxes	18,012	19,963	(1,951)	(9.8)%
Income tax expense	(24,932)	(10,754)	(14,178)	nm
Net income (loss)	(6,920)	9,209	(16,129)	nm
Net loss attributable to noncontrolling interests	140	6	134	nm
Net income (loss) attributable to Bristow Group Inc.	$(6,780)	$9,215	$(15,995)	nm

Operating income margins
Offshore Energy Services	5%	1%
Government Services	9%	14%
Other Services	14%	2%

Total Revenues by Segment
(in thousands, except percentages)

	Twelve Months Ended December 31,		Favorable (Unfavorable)
	2023	2022
Offshore Energy Services:
Europe	$398,059	$388,859	$9,200	2.4%
Americas	332,259	347,046	(14,787)	(4.3)%
Africa(1)	122,638	92,859	29,779	32.1%
Total Offshore Energy Services	$852,956	$828,764	$24,192	2.9%
Government Services	337,280	283,678	53,602	18.9%
Other Services	107,193	97,526	9,667	9.9%
	$1,297,429	$1,209,968	$87,461	7.2%
___________________
(1) Includes revenues of approximately $10.8 million and $13.1 million for the twelve months ended December 31, 2023 and twelve months ended December 31, 2022, respectively, related to fixed wing revenues in Africa that were previously classified in Other Services.
Flight Hours by Segment

	Twelve Months Ended December 31,		Favorable (Unfavorable)
	2023	2022
Offshore Energy Services:
Europe	42,025	42,559	(534)	(1.3)%
Americas	36,677	40,115	(3,438)	(8.6)%
Africa	13,656	10,663	2,993	28.1%
Total Offshore Energy Services	92,358	93,337	(979)	(1.0)%
Government Services	18,661	17,194	1,467	8.5%
Other Services	11,069	12,172	(1,103)	(9.1)%
	122,088	122,703	(615)	(0.5)%
Annual Results of Operations
Offshore Energy Services. Revenues from Offshore Energy Services were $24.2 million higher in the twelve months ended December 31, 2023 compared to the twelve months ended December 31, 2022. Revenues in Africa and Europe were $29.8 million and $9.2 million higher, respectively, primarily due to higher utilization and increased rates. These increases were partially offset by lower revenues in the Americas of $14.8 million primarily due to the end of a contract in Guyana. In addition to higher revenues in Africa and Europe, operating income was $34.1 million higher, due to lower fuel costs of $11.9 million and repairs and maintenance costs of $9.3 million due to lower fuel prices and decreased flight hours, respectively. These decreases in operating expenses were partially offset by higher subcontractor and other operating costs associated with new contracts of $10.9 million.
Government Services. Revenues from Government Services were $53.6 million higher in the twelve months ended December 31, 2023 primarily due to new contracts in the Falkland Islands, NLSAR and the DCCG. Operating income was $9.3 million lower primarily due to higher operating expenses of $54.5 million due to higher personnel costs of $20.4 million, other operating costs of $19.8 million, leased-in equipment costs of $6.5 million and repairs and maintenance costs of $5.9 million as a result of the new contracts. General and administrative expenses were $4.4 million higher primarily due to higher compensation costs. Depreciation and amortization expense was $4.1 million higher due to the addition of assets related to new contracts.
Other Services. Revenues from Other Services were $9.7 million higher in the twelve months ended December 31, 2023 due to increased rates. Operating income from Other Services was $13.2 million higher. Operating expenses were $5.7 million lower primarily due to lower leased-in equipment costs, repairs and maintenance, and fuel costs in fixed wing, partially offset by higher personnel and other operating costs.

Corporate. Total expenses for Corporate were $4.9 million higher in the twelve months ended December 31, 2023 primarily due to the full year impact of increased headcount following attrition in prior years and higher non-cash stock compensation.
Gains (losses) on disposal of assets.
In the twelve months ended December 31, 2023, the Company sold eight helicopters and disposed of various other assets, resulting in net gains of $1.1 million. In the twelve months ended December 31, 2022, the Company sold twelve helicopters and other assets resulting in net losses of $0.5 million.
Interest income.
In twelve months ended December 31, 2023, the Company recognized interest income of $8.6 million compared to $1.7 million in 2022 due to higher investment balances, higher interest rates and income from sales-type leases.
Other, net.
Other expense, net of $9.9 million in twelve months ended December 31, 2023 primarily resulted from foreign exchange losses of $10.7 million, partially offset by a favorable interest adjustment to the Company’s pension liability of $0.4 million. Other income, net of $33.4 million in the twelve months ended December 31, 2022 primarily resulted from foreign exchange gains of $20.9 million, government grants to fixed wing services of $6.2 million, a favorable interest adjustment to the Company’s pension liability of $2.7 million and a gain on sale of inventory of $1.9 million.
Income tax expense.
Income tax expense was $24.9 million in the twelve months ended December 31, 2023 compared to $10.8 million in the twelve months ended December 31, 2022 primarily due to the earnings mix of the Company’s global operations, particularly an increase in current income tax expense from U.S. earnings and non-U.S. earnings by $6.4 million and $5.0 million, respectively, and changes to deferred tax valuation allowances and deferred tax assets of $2.7 million.
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
Summary of Cash Flows

	Twelve Months Ended December 31,
	2024	2023
Cash flows provided by or (used in):
Operating activities	$177,420	$32,037
Investing activities	(245,954)	(47,319)
Financing activities	141,104	22,035
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,951)	13,226
Net increase in cash, cash equivalents and restricted cash	$67,619	$19,979
Operating Activities
Cash flows provided by operating activities were $145.4 million higher in the Current Year primarily due to an increase in operating income and an improvement in working capital. Working capital uses of $0.7 million in the Current Year were primarily due to increases in inventory to support new contracts and to mitigate risks related to supply chain constraints and the timing of payments to vendors. These working capital uses were partially offset by a decrease in defined benefit pension plan funding and a decrease in accounts receivables as a result of higher collections. Working capital uses of $59.1 million in the Prior Year were primarily due to increases in accounts receivables and inventories as a result of higher activity.
Investing Activities
During the Current Year, net cash used in investing activities was $246.0 million primarily consisting of:
•Capital expenditures of $255.4 million primarily related to payments for aircraft, purchases of equipment and leasehold improvements, partially offset by
•Proceeds of $9.4 million from the disposal of aircraft and other assets.
During the Prior Year, net cash used in investing activities was $47.3 million primarily consisting of:
•Capital expenditures of $81.5 million primarily related to payments for aircraft, purchases of equipment and leasehold improvements, partially offset by
•Proceeds of $34.2 million from the disposal of aircraft and other assets.
Financing Activities
During the Current Year, net cash provided by financing activities was $141.1 million primarily consisting of:
•Proceeds from borrowings of $164.6 million,
•Exercise of stock options of $0.5 million partially offset by
•Repayments of debt of $15.4 million,
•Debt issuance costs of $4.5 million, and
•Stock repurchases of $4.1 million.
During the Prior Year, net cash provided by financing activities was $22.0 million primarily as follows:
•Proceeds from borrowings of $169.5 million, partially offset by
•Repayments of debt of $142.0 million,
•Payment on deferred financing costs of $2.7 million, and
•Stock repurchases of $2.7 million.
Effect of Exchange Rate Changes
The effect of exchange rate changes on cash and cash equivalents denominated in currencies other than the reporting currency are reflected in a separate line on the condensed consolidated statement of cash flows. Through our foreign operations, we are exposed to currency fluctuations, and changes in the value of the GBP relative to the U.S. dollar have the most significant impacts to the effect of exchange rate changes on our cash, cash equivalents and restricted cash.
Material Cash Requirements
The factors that materially affect our overall liquidity include cash from or used to fund operations, capital expenditure commitments, debt service, pension funding, adequacy of bank lines of credit and our ability to attract capital on satisfactory terms. We believe that our cash flows from operating activities will be adequate to meet our working capital requirements. To support our capital expenditure program and/or other liquidity requirements, we may use any combination of operating cash flows, unrestricted cash balances, borrowings under our ABL Facility, proceeds from sales of assets, proceeds from debt or equity issuances, or other financing options.
As of December 31, 2024, approximately 74% of our total cash balance was held outside the U.S. Most of our cash held outside the U.S. could be repatriated to the U.S., and any such repatriation could be subject to additional taxes. If cash held by non-U.S. operations is required for funding operations in the U.S., we may make a provision for additional taxes in connection with repatriating this cash, which is not expected to have a significant impact on our results of operations.

We have no near-term debt maturities, other than the current portion of long-term debt of $18.6 million, and believe that our cash flows from operations and other sources of liquidity will continue to be sufficient in fulfilling our capital requirements and other obligations. Our long-term liquidity is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, debt service, capital expenditures and a reasonable return on investment. As of December 31, 2024, we had $247.5 million of unrestricted cash and $64.0 million of remaining availability under our ABL Facility for total liquidity of $311.5 million.
In January 2024, we entered into a long-term equipment financing to upsize the UKSAR Debt by an aggregate amount of up to £55 million. As of December 31, 2024, we had drawn approximately £52.0 million under this facility. Concurrently with the final draw on this facility, we voluntarily cancelled the remaining aggregate principal amount of approximately £3.0 million. As such, no further amounts remain available to be drawn under the UKSAR Debt.
In June 2024, we entered into a long-term equipment financing for an aggregate amount of up to €100.0 million with National Westminster Bank Plc as the original lender and UK Export Finance guaranteeing 80% of the facility (“IRCG Debt”, formerly known as “UKEF Debt”). As of December 31, 2024, we had drawn approximately €93.4 million under this facility. In February 2025, the Company drew approximately €5.6 million under this facility leaving approximately €1.0 million available.
As of December 31, 2024, our total debt balance, net of deferred financing fees, was $689.8 million and was primarily comprised of the 6.875% Senior Notes due in March 2028 and the UKSAR Debt and IRCG Debt maturing in March 2036 and June 2031, respectively.
We plan to use a combination of cash on hand, operating cash flows, debt financing mentioned above and aircraft leasing to fund our projected future capital expenditures, which include our aircraft purchase commitments, infrastructure and other growth expenditure plans, primarily in support of new long-term contracts such as the UKSAR2G and IRCG contracts, among other growth opportunities.
Contractual Obligations and Commercial Commitments
We have various contractual obligations that are recorded as liabilities on our consolidated balance sheets. Other items, such as certain purchase commitments and other executory contracts are not recognized as liabilities on our consolidated balance sheets.
As of December 31, 2024, we had unfunded capital commitments of $202.4 million, consisting primarily of agreements to purchase eight AW189 heavy helicopters, two AW139 medium helicopters, five AW169 light twin helicopters and two H135 light twin helicopters. The AW189 helicopters are scheduled to be delivered between 2025 and 2026; and the AW139 helicopters and the H135 helicopters are scheduled to be delivered in 2025. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company has outstanding options to purchase up to ten additional AW189 helicopters and ten additional H135 helicopters. If these options are exercised, the AW189 helicopters would be scheduled for delivery between 2026 and 2028, and the H135 helicopters would be scheduled for delivery between 2027 and 2028. The Company may, from time to time, purchase aircraft for which it has no orders.
As of December 31, 2024, $32.6 million of our unfunded capital commitments may be terminated without further liability other than aggregate liquidated damages of approximately $1.0 million. If we do not exercise our rights to cancel these capital commitments, we expect to finance the remaining acquisition costs for these helicopters through a combination of cash on hand, cash provided by operating activities, asset sales and financing options.
Lease Obligations
From time to time we may, under favorable market conditions and when necessary, enter into opportunistic aircraft lease agreements in support of our global operations.
We have non-cancelable operating leases in connection with the lease of certain equipment, including leases for aircraft, and land and facilities used in our operations. The related lease agreements, which range from non-cancelable to month-to-month terms, generally provide for fixed monthly rentals and can also include renewal options. As of December 31, 2024, aggregate undiscounted future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year, were as follows (in thousands):

	Aircraft	Other	Total
Twelve months ended December 31,
2025	$81,383	$11,508	$92,891
2026	70,915	8,869	79,784
2027	50,727	5,963	56,690
2028	34,088	4,760	38,848
2029	13,329	2,593	15,922
Thereafter	18,971	7,264	26,235
	$269,413	$40,957	$310,370
Pension Obligations
We operate two defined benefit pension plans related to BHL and Bristow International Aviation (Guernsey) Limited (“BIAGL”). At December 2024, we had a net pension asset of $4.8 million as the value of the plan assets exceed the present value of the liabilities that existed at that date.
The minimum funding rules of the UK require the employer to agree to a funding plan with the plans’ trustee for securing that the pension plan has sufficient and appropriate assets to meet its technical provisions liabilities. The technical provisions are the measure of liabilities used for UK funding purposes and differs from that used to determine the balance sheet liabilities. When there is a shortfall in assets against these technical provisions, we are required to make scheduled contributions in amounts sufficient to bring the plan up to fully-funded status as quickly as can be reasonably afforded. Any valuation deficits are funded by contributions by BHL and BIAGL.
The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees. The employer contributions for the defined benefit pension plans for the twelve months ended December 31, 2024, twelve months ended December 31, 2023 and nine months ended December 31, 2022 were $5.0 million, $15.7 million and $11.1 million, respectively.
Selected Financial Information on Guarantors of Securities
On February 25, 2021, the Company issued its 6.875% Senior Notes due 2028. The 6.875% Senior Notes, issued under an indenture, are fully and unconditionally guaranteed as to payment by a number of subsidiaries of the Company (collectively, the “Guarantors”). The Company is a holding company with no significant assets other than the stock of its subsidiaries. In order to meet its financial needs and obligations, the Company relies exclusively on income from dividends and other cash flow from such subsidiaries. The subsidiary guarantees provide that, in the event of a default on the 6.875% Senior Notes, the holders of the 6.875% Senior Notes may institute legal proceedings directly against the Guarantors to enforce the guarantees without first proceeding against the Company.

None of the non-Guarantor subsidiaries of the Company are under any direct obligation to pay or otherwise fund amounts due on the 6.875% Senior Notes or the guarantees, whether in the form of dividends, distributions, loans or other payments. If such subsidiaries are unable to transfer funds to the Company or Guarantors and sufficient cash or liquidity is not otherwise available, the Company or Guarantors may not be able to make principal and interest payments on their outstanding debt, including the 6.875% Senior Notes or the guarantees. The following selected financial information of the Guarantors presents a sufficient financial position of the Company to continue to fulfill its obligations under the requirements of the 6.875% Senior Notes. This selected financial information should be read in conjunction with the accompanying consolidated financial statements and notes (in thousands).

December 31,
2024
Current assets	$2,298,481
Non-current assets	2,370,128
Current liabilities	2,358,629
Non-current liabilities	706,056

Twelve Months Ended December 31, 2024
Total revenues	$773,304
Operating income	81,668
Net income	64,068
Net income attributable to Bristow Group Inc.	63,988
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
Taxes
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
The Tax Cuts and Jobs Act enacted on December 22, 2017 subjects a U.S. shareholder to tax on Global intangible low-taxed income(“GILTI”) earned by certain foreign subsidiaries. We recognize the tax on GILTI as an expense in the period the tax is incurred. Under this policy, we have not provided deferred taxes related to temporary differences that upon their reversal will affect the amount of income subject to GILTI in the period.
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
As of December 31, 2024, we have recognized deferred tax assets for certain attributes we expect to be realizable. Our ability to realize the benefit of our deferred tax assets requires us to achieve certain future earnings levels. If we are unable to benefit from our deferred tax assets, valuation allowances will be established following the “more-likely-than-not” criteria.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its view on the future realization of deferred tax assets.
We consider the earnings of certain foreign subsidiaries to be indefinitely invested outside the U.S. on the basis of estimates that future cash generation will be sufficient to meet future U.S. cash needs and specific plans for foreign reinvestment of those earnings. As such, as of December 31, 2024, we have not provided for deferred taxes on the unremitted earnings of certain foreign subsidiaries that are indefinitely invested abroad. Should our expectations change regarding the expected future tax consequences, we may be required to record additional U.S. federal deferred income taxes that could have a material adverse effect on our consolidated financial position, result of operations and cash flows.
Pension Benefits
Pension obligations for the defined benefit pension plans are actuarially determined. The obligations are measured using assumptions about the future. We evaluate our assumptions periodically and adjust these assumptions as necessary.
Three critical assumptions are the expected long-term rate of return on plan assets, the assumed discount rate and the mortality rate. The assumption for the estimated long-term rate of return on plan assets is evaluated by our actuarial advisor based on future expectations of investment returns for the asset classes held by the plans’ investment portfolios. We utilize a British pound sterling denominated AA corporate bond index as a basis for determining the discount rate for our UK plans. We base mortality rates utilized on actuarial research on these rates. Changes in these and other assumptions used in the actuarial computations could impact our projected benefit obligations, pension liabilities, pension expense and other comprehensive income. We base our determination of pension expense on a fair value valuation of assets and an amortization approach for assessed gains and losses that reduces year-to-year volatility. This approach recognizes investment and other actuarial gains or losses over the average remaining lifetime of the plan members. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets.
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
From time to time, we enter into foreign currency forward and option contracts as a hedge against foreign currency asset and liability commitments and anticipated transaction exposures; however, these financial instruments are not used for trading or speculative purposes. All derivatives are recognized as assets or liabilities and measured at fair value. We designate these derivatives as cash flow hedges.
Transaction gains and losses represent the revaluation of monetary assets and liabilities from the currency that will ultimately be settled into the functional currency of the legal entity holding the asset or liability. The most significant items revalued are denominated in U.S. dollars on entities with British pound sterling functional currencies and denominated in British pound sterling on entities with U.S. dollar functional currencies, with transaction gains or losses primarily resulting from the strengthening or weakening of the U.S. dollar versus those other currencies. Other, net, in the Company’s consolidated statements of operations includes foreign currency transaction gains and losses. Earnings from unconsolidated affiliates, net of losses, are also affected by the impact of changes in foreign currency exchange rates on the reported results of the Company’s unconsolidated affiliates.
Our primary foreign currency exposure is to the British pound sterling, the European Union euro, the Australian dollar, the Norwegian kroner, the Nigerian naira and the Brazilian real.

The value of these currencies has fluctuated relative to the U.S. dollar for the periods reflected in the table as follows:

	Twelve Months Ended December 31,
	2024	2023
One British pound sterling into U.S. dollars
High	1.34	1.31
Average	1.28	1.24
Low	1.23	1.18
At period-end	1.25	1.27
One European euro into U.S. dollars
High	1.12	1.12
Average	1.08	1.08
Low	1.04	1.05
At period-end	1.04	1.10
One Australian dollar into U.S. dollars
High	0.69	0.71
Average	0.66	0.66
Low	0.62	0.63
At period-end	0.62	0.68
One Norwegian kroner into U.S. dollars
High	0.0985	0.1020
Average	0.0930	0.0948
Low	0.0877	0.0891
At period-end	0.0881	0.0985
One Nigerian naira into U.S. dollars
High	0.0012	0.0022
Average	0.0007	0.0017
Low	0.0006	0.0011
At period-end	0.0007	0.0011
One Brazilian real into U.S. dollars
High	0.2062	0.2118
Average	0.1863	0.2004
Low	0.1607	0.1833
At period-end	0.1619	0.2059
______________________
Source: FactSet
Cash Flow Hedges of Forecasted Foreign Currency Transactions
We may enter into foreign currency forward contracts to hedge certain foreign currency cash flow exposures. These hedges reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. As December 31, 2024, our cash flow hedge contracts had maturities of 12 months or less. We enter into these foreign currency forward contracts to hedge forecasted transactions in the normal course of business and accordingly, they are not speculative in nature.
See Note 8 to the consolidated financial statements for details regarding our derivative financial instruments.
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates on borrowings under our long-term debts. Borrowings under the UKSAR Debt bear an interest rate equal to Sterling Overnight Index Average plus 2.75% per annum and our Amended ABL Facility at the applicable margin plus Secured Overnight Financing

Rate. Borrowings under the IRCG Debt bear an interest rate equal to the Euro Interbank Offered Rate plus 1.95% per annum. Fluctuations in our variable interest rate on our current or future borrowings could affect our financial condition, results of operations, or liquidity. Based on borrowings outstanding as of December 31, 2024, a 10% change in floating interest rates would have minimal financial impacts.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and related notes required by this item are included in Part IV of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management evaluated, with reasonable assurance, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. The assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein.
Changes in Internal Control Over Financial Reporting
During the year ended December 31, 2024, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Remediation of Previously Reported Material Weaknesses
None.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our Proxy Statement relating to our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after our year ended December 31, 2024 and which is incorporated herein by reference. Information about our executive officers can be found in Part I, Item 1, “Business - Information about our Executive Officers” of this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be presented in our Proxy Statement relating to our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after our year ended December 31, 2024 and which is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our Proxy Statement relating to our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after our year ended December 31, 2024 and which is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our Proxy Statement relating to our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after our year ended December 31, 2024 and which is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be presented in our Proxy Statement relating to our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after our year ended December 31, 2024 and which is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report:
    1.    Financial Statements
The consolidated financial statements filed as part of this report, together with the report of KPMG LLP (KPMG, Houston, TX Firm ID 185), are listed on the Index to consolidated financial statements of this Annual Report on Form 10-K.
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
Bristow Group Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Appendix C-1 to Amendment No. 1 to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 23, 2024 (File No. 001-35701)).

10.2	* +
Amendment No. 1 to Bristow Group Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Appendix C-2 to Amendment No. 1 to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 23, 2024 (File No. 001-35701)).

10.3	* +
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

10.6	* +
Form of Performance Stock Unit Grant Agreement (Relative TSR) Pursuant to the Bristow Group Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 filed with the SEC on November 4, 2021 (File No. 001-35701)).

10.7	* +
Form of Performance Stock Unit Grant Agreement (Cash ROIC) Pursuant to the Bristow Group Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 filed with the SEC on November 4, 2021 (File No. 001-35701)).

10.8	* +
Bristow Group Inc. Senior Executive Severance Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2022 (File No. 001-35701)).

10.9	*
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

10.13	*
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

10.14	*
Facility Agreement, dated as of January 22, 2024, among Bristow Helicopters Limited, the banks and financial institutions party thereto and National Westminster Bank Plc (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on January 24, 2024 (File No. 001-35701)).

10.16	*
Deed of Amendment and Restatement, and Confirmation, in respect of an ABL Facilities Agreement dated April 17, 2018, dated May 20, 2022, made between, amongst others, Bristow Group Inc., as parent, Bristow Helicopters Limited, Bristow Norway AS, Bristow U.S. LLC and Era Helicopters, LLC, as borrowers, guarantors and security providers, and Barclays Bank PLC, as agent and security agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2022 (File No. 001-357701))..

10.17
Facilities Agreement, dated as of June 12, 2024, among Bristow Leasing Limited, as borrower, Bristow Group Inc., as parent guarantor, Bristow Helicopters Limited, Bristow Aviation Holdings Limited and National Westminster Bank Plc (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2024 (File No. 001-35701))..

19.1	†	Insider Trading Policy.
21.1	†	List of subsidiaries of Bristow Group Inc.
23.2	†	Consent of KPMG LLP, independent registered public accounting firm.
31.1	†	Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	†	Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	††	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	††	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	* +
Bristow Group Inc. Executive Officer Compensation Recoupment Policy (incorporated herein by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2024 (File No. 001-35701)).

101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated herein by reference as indicated.
**	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.
+	Management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Annual Report on Form 10-K.
†	Filed herewith
††	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

Bristow Group Inc.

	By:	/s/ Jennifer D. Whalen
Jennifer D. Whalen, Senior Vice President, Chief Financial Officer

	Date:	February 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title		Date

/s/ Christopher S. Bradshaw	President, Chief Executive Officer and Director		February 27, 2025
Christopher S. Bradshaw	(Principal Executive Officer)

/s/ Jennifer D. Whalen	Senior Vice President, Chief Financial Officer		February 27, 2025
Jennifer D. Whalen	(Principal Financial Officer)

/s/ Donna L. Anderson	Vice President, Chief Accounting Officer		February 27, 2025
Donna L. Anderson	(Principal Accounting Officer)

/s/ G. Mark Mickelson	Chairman of the Board and Director		February 27, 2025
G. Mark Mickelson

/s/ Lorin L. Brass	Director		February 27, 2025
Lorin L. Brass

/s/ Wesley E. Kern	Director		February 27, 2025
Wesley E. Kern

/s/ Robert J. Manzo	Director		February 27, 2025
Robert J. Manzo

/s/ Maryanne Miller	Director		February 27, 2025
Gen. Maryanne Miller

/s/ Christopher Pucillo	Director		February 27, 2025
Christopher Pucillo

/s/ Shefali Shah	Director		February 27, 2025
Shefali Shah

/s/ Brian D. Truelove	Director		February 27, 2025
Brian D. Truelove

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Bristow Group Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Bristow Group Inc. and subsidiaries (the Company) as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2024, the year ended December 31, 2023, and the nine months ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2024, the year ended December 31, 2023, and the nine months ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Realizability of certain deferred tax assets
As described in Notes 1 and 12 to the consolidated financial statements, the Company recognizes deferred income tax assets and liabilities based upon temporary differences between the carrying amount and tax basis of the Company’s assets and liabilities. The realization of deferred income tax assets is dependent upon the generation of sufficient taxable income during future periods in which the temporary differences are expected to reverse. The Company records a valuation allowance when it believes it is more-likely-than-not that any deferred income tax asset created will not be realized. As of December 31, 2024, the Company recorded valuation allowances on foreign operating loss carryforwards of $62.3 million.
We identified the evaluation of the realizability of certain deferred tax assets related to foreign net operating losses as a critical audit matter. Subjective auditor judgment was required in evaluating and weighting the available positive and negative evidence to determine whether it is more-likely-than-not that the deferred tax assets will be realized.
The following are primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s income tax process. This included controls related to the Company’s consideration of available positive and negative evidence to determine whether sufficient future taxable income will be generated to allow for the realization of existing deferred tax assets. We assessed the appropriateness of the Company’s evaluation of available positive and negative evidence, including the weighting given to such evidence by:
•assessing the nature of existing temporary differences and the pattern and timing of the reversals of such differences
•analyzing the presence and composition of cumulative income or loss for the past three years
•evaluating recent income trends and current events, such as recent changes to contracts, and assessing the objective and determinable nature of such income
•analyzing historical trends to determine if there are indicators of expected losses or earnings in the future years
In addition, we involved tax professionals with specialized skills and knowledge, who assisted in the application of tax laws in the performance of these procedures.

/s/ KPMG LLP
We have served as the Company’s auditor since 2003.
Houston, Texas
February 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Bristow Group Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Bristow Group Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2024, for the year ended December 31, 2023, and for the nine months ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Houston, Texas
February 27, 2025

Financial Statements:
BRISTOW GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022
Total revenues	$1,415,491	$1,297,429	$922,569

Costs and expenses:
Operating expenses
Personnel	340,560	323,681	220,172
Repairs and maintenance	273,284	253,916	199,754
Insurance	24,907	23,785	13,308
Fuel	86,946	91,499	85,902
Leased-in equipment	103,540	99,096	71,923
Other	212,881	198,426	123,811
Total operating expenses	1,042,118	990,403	714,870
General and administrative expenses	175,550	181,745	123,041
Merger and integration costs	—	2,201	994
Depreciation and amortization expense	68,287	70,606	49,587
Total costs and expenses	1,285,955	1,244,955	888,492
Loss on impairment	—	—	(5,187)
Gains (losses) on disposal of assets	(1,045)	1,112	(480)
Earnings from unconsolidated affiliates	4,117	7,165	1,461
Operating income	132,608	60,751	29,871

Interest income	8,901	8,646	1,651
Interest expense, net	(37,581)	(41,417)	(30,707)
Other, net	(1,865)	(9,968)	20,264
Total other income (expense), net	(30,545)	(42,739)	(8,792)
Income before income taxes	102,063	18,012	21,079
Income tax expense	(7,193)	(24,932)	(7,494)
Net income (loss)	94,870	(6,920)	13,585
Net loss (income) attributable to noncontrolling interests	(73)	140	(57)
Net income (loss) attributable to Bristow Group Inc.	$94,797	$(6,780)	$13,528
Earnings (losses) per common share:
Basic	$3.32	$(0.24)	$0.48
Diluted	$3.21	$(0.24)	$0.47
Weighted average shares of common stock outstanding:
Basic	28,515	28,139	28,066
Diluted	29,552	28,139	28,574

See accompanying notes to consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022
Net income (loss)	$94,870	$(6,920)	$13,585
Other comprehensive income (loss):
Currency translation adjustments	(28,302)	23,749	(48,368)
Pension liability adjustment	(8,426)	5,149	(12,441)
Unrealized gains (losses) on cash flow hedges, net	(2,298)	516	202
Total other comprehensive income (loss), net of tax	(39,026)	29,414	(60,607)
Total other comprehensive income (loss)	55,844	22,494	(47,022)
Net comprehensive loss (income) attributable to noncontrolling interests	(73)	140	(57)
Total comprehensive income (loss) attributable to Bristow Group Inc.	$55,771	$22,634	$(47,079)

See accompanying notes to consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$247,503	$180,265
Restricted cash	3,778	3,397
Accounts receivable, net	211,590	234,620
Inventories	114,509	99,863
Prepaid expenses and other current assets	42,078	45,438
Total current assets	619,458	563,583
Property and equipment, net	1,076,221	927,766
Investment in unconsolidated affiliates	22,424	19,890
Right-of-use assets	264,270	287,939
Other assets	142,873	138,100
Total assets	$2,125,246	$1,937,278
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,462	$87,885
Accrued wages, benefits and related taxes	54,406	52,685
Income taxes payable and other accrued taxes	16,229	8,176
Deferred revenue	15,186	20,334
Accrued maintenance and repairs	30,698	24,545
Current portion of operating lease liabilities	78,359	75,288
Accrued interest and other accrued liabilities	28,946	27,629
Current maturities of long-term debt	18,614	13,247
Total current liabilities	325,900	309,789
Long-term debt, less current maturities	671,169	534,823
Other liabilities and deferred credits	8,937	11,820
Deferred taxes	39,019	42,710
Long-term operating lease liabilities	188,949	214,957
Total liabilities	1,233,974	1,114,099
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value, 110,000 authorized; 28,628 and 28,310 outstanding as of December 31, 2024 and 2023, respectively	315	311
Additional paid-in capital	742,072	725,773
Retained earnings	312,765	217,968
Treasury stock, at cost; 2,692 and 2,566 shares as of December 31, 2024 and 2023, respectively	(69,776)	(65,722)
Accumulated other comprehensive loss	(93,669)	(54,643)
Total Bristow Group Inc. stockholders’ equity	891,707	823,687
Noncontrolling interests	(435)	(508)
Total stockholders’ equity	891,272	823,179
Total liabilities and stockholders’ equity	$2,125,246	$1,937,278

See accompanying notes to consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Total Bristow Group Inc. Stockholders’ Equity
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
March 31, 2022	$303	28,287	$699,401	$211,220	$(51,659)	$(23,450)	$(447)	$835,368
Share award amortization	3	195	9,918	—	—	—	—	9,921
Share repurchases	—	(473)	—	—	(11,350)	—	—	(11,350)
Currency translation adjustments	—	—	—	—	—	—	22	22
Net income	—	—	—	13,528	—	—	57	13,585
Other comprehensive loss	—	—	—	—	—	(60,607)	—	(60,607)
December 31, 2022	$306	28,009	$709,319	$224,748	$(63,009)	$(84,057)	$(368)	$786,939
Share award amortization	5	386	16,454	—	—	—	—	16,459
Share repurchases	—	(85)	—	—	(2,713)	—	—	(2,713)
Net loss	—	—	—	(6,780)	—	—	(140)	(6,920)
Other comprehensive income	—	—	—	—	—	29,414	—	29,414
December 31, 2023	$311	28,310	$725,773	$217,968	$(65,722)	$(54,643)	$(508)	$823,179
Share award amortization	4	408	15,792	—	—	—	—	15,796
Share repurchases		(127)	—	—	(4,054)	—	—	(4,054)
Exercise of stock options	—	37	507	—	—	—	—	507
Net income	—	—	—	94,797	—	—	73	94,870
Other comprehensive loss	—	—	—	—	—	(39,026)	—	(39,026)
December 31, 2024	$315	28,628	$742,072	$312,765	$(69,776)	$(93,669)	$(435)	$891,272

See accompanying notes to consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022
Cash flows from operating activities:
Net income (loss)	$94,870	$(6,920)	$13,585
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization expense	83,188	85,586	59,817
Loss on impairment	—	—	5,187
Losses (gains) on disposal of assets	1,045	(1,112)	480
Earnings from unconsolidated affiliates, net of dividends received	(3,742)	(6,828)	(1,461)
Deferred income taxes	(19,960)	669	(5,322)
Stock-based compensation expense	15,792	16,459	9,921
Amortization of deferred financing fees	3,318	2,847	1,172
Amortization of deferred contract costs	3,611	—	—
Discount amortization on long-term debt	—	473	4,972
Increase (decrease) in cash resulting from changes in:
Accounts receivable	9,288	(27,024)	(15,348)
Inventory, prepaid expenses, and other assets	(44,724)	(39,848)	(61,604)
Accounts payable, accrued expenses and other liabilities	34,734	7,735	(24,703)
Net cash provided by operating activities	177,420	32,037	(13,304)
Cash flows from investing activities:
Capital expenditures	(255,393)	(81,507)	(49,574)
Proceeds from asset dispositions	9,439	34,188	18,032
Acquisition, net of cash received	—	—	(12,600)
Net cash used in investing activities	(245,954)	(47,319)	(44,142)
Cash flows from financing activities:
Proceeds from borrowings	164,576	169,508	—
Debt issuance costs	(4,524)	(2,714)	(822)
Repayment of debt	(15,401)	(142,046)	(8,560)
Exercise of stock options	507	—	—
Purchase of treasury shares	(4,054)	(2,713)	(11,350)
Net cash provided by financing activities	141,104	22,035	(20,732)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,951)	13,226	(24,153)
Net increase in cash, cash equivalents and restricted cash	67,619	19,979	(102,331)
Cash, cash equivalents and restricted cash at beginning of period	183,662	163,683	266,014
Cash, cash equivalents and restricted cash at end of period	$251,281	$183,662	$163,683
Cash paid during the period for:
Interest	$43,269	$39,475	$17,586
Income taxes, net	$20,781	$19,279	$16,841

See accompanying notes to consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include the accounts of Bristow Group Inc. and its consolidated entities. Unless the context otherwise indicates, references herein to the “Company” refer to the entity currently known as Bristow Group Inc. and formerly known as Era Group Inc., together with all of its current subsidiaries.
Change in Fiscal Year End
Effective January 1, 2023, the Company’s fiscal year end changed from March 31st to December 31st. As a result of this change, the Company filed audited financial statements for the nine-month transition period from April 1, 2022 to December 31, 2022, on a Transition Report on Form 10-KT, filed with the Securities and Exchange Commission (“SEC”) on March 9, 2023, and subsequently, filed an Annual Report on Form 10-K for the twelve months ended December 31, 2023, on March 6, 2024.
The consolidated financial information for the twelve months ended December 31, 2024, twelve months ended December 31, 2023, and nine months ended December 31, 2022 has been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the SEC on this Annual Report on Form 10-K.
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
Reclassifications
Certain amounts reported for prior periods in the consolidated financial statements have been reclassified to conform with the current period’s presentation.
Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
Restricted Cash
The Company considers amounts deposited in escrow accounts at the end of each period as restricted cash. The Company’s restricted cash balances typically include certain payroll taxes for employee salaries in certain jurisdictions as outlined by local requirements and are shown as a separate line item in the consolidated balance sheet.
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
The Company routinely reviews its trade receivables and makes provisions for expected credit losses; however, such provisions are estimates and actual results could differ from those estimates and those differences may be material.
The provision for credit losses for the periods reflected below were as follows (in thousands):

	December 31,
	2024	2023
Balance – beginning of period	$77	$1,847
Additional allowances	141	—
Write-offs and collections	(165)	(1,774)
Foreign currency effects	(11)	4
Balance – end of period	$42	$77
Inventories
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
As of December 31, 2024 and 2023, the inventory allowances for the periods reflected below were as follows (in thousands):

	December 31,
	2024	2023
Balance – beginning of period	$2,955	$2,536
Additional allowances	725	386
Foreign currency effects	(237)	33
Balance – end of period	$3,443	$2,955
Property and equipment
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
As of December 31, 2024, the estimated useful life (in years) of the Company’s categories of new property and equipment was as follows:

Aircraft (estimated salvage value at 10%-25% of cost)	30
Aircraft accessories and spares	5 - 7
Buildings (estimated salvage value at 10% of cost)	30
Leasehold improvements	lesser of lease term or 10
Other property and equipment	3-15
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
Leases
The Company recognizes a right-of-use (“ROU”) asset and a lease liability on its consolidated balance sheets for leases under which it is the lessee, after applying the short-term lease exemption. Operating lease ROU assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. For the applied discount rate, the Company uses its incremental borrowing rate based on information available at commencement date if the rate implicit in the lease cannot be readily determined.
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
As of December 31, 2024 and 2023, deferred costs were $34.2 million and $17.4 million, respectively. During the twelve months ended December 31, 2024 and 2023, the Company recognized $3.6 million and $2.5 million, respectively, of amortization related to these deferred costs.
Intangible Assets
Intangible assets with finite useful lives are amortized over their estimated useful lives. Finite lived intangible assets are reviewed for impairment when indicators of impairment are present. Indicators of impairment for finite lived intangible assets are the same as those for impairment of long-lived assets. For finite lived intangible assets, an impairment loss is recognized if the carrying amount of the asset exceeds the undiscounted cash flows projected to be generated by the asset. If the finite lived intangible asset is impaired, then the amount of the impairment is calculated as the excess of the asset’s carrying amount over its fair value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset will be its new accounting basis and the useful life of that asset will be reevaluated.
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
Derivative Financial Instruments
The Company records changes in fair value of derivatives designated as cash flow hedges in accumulated other comprehensive income (loss) in its consolidated balance sheets until the forecasted transaction occurs. When the forecasted transaction affects earnings, the Company reclassifies the related gain or loss on the cash flow hedges to earnings. The Company evaluates hedge effectiveness at the inception of the hedge prospectively, and on an ongoing basis both retrospectively and prospectively. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, it will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to earnings.
Revenue Recognition
Revenues are recognized over time as the contracted aviation services are performed for a customer, when the transaction price is determined, and collection has occurred or is probable of occurring. A majority of the Company’s revenues are generated through two types of contracts: helicopter services and fixed wing services. The Company typically invoices customers on a monthly basis, and the term between invoicing and when the payment is due is typically between 30 and 60 days for helicopter services and fixed wing charter customers. Payment is made at the point of sale for fixed wing regular passenger transport customers. Deferred revenues are primarily generated by fixed wing services where customers pay for tickets in advance of receiving the Company’s services and from advanced payments from helicopter services customers.
Helicopter services — Revenues from helicopter services are recognized over time based on contractual rates as the helicopter services are performed. Revenues are primarily derived from fixed-term contracts which typically have original terms of one to five years for Offshore Energy Services contracts and up to ten years for Government Services contracts (subject to provisions permitting options to extend and/or early termination by customers). The charges under these contracts generally include a two-tier structure consisting of a fixed monthly rate for the right to a particular model of aircraft plus an incremental charge. Rates for these incremental charges vary depending on the type of services provided and can be based on a per flight hour, per day, or per month basis. Occasionally, the Company may provide helicopter services on an “ad-hoc” basis, on short duration contracts where revenues are recognized as services are provided under the agreed upon terms.
Fixed wing services — The Company provides fixed wing transportation services through regular passenger transport (scheduled airline service with individual ticket sales) and charter services. Revenues are recognized as service is provided or in the period in which the right to travel expires, which is determined by the terms and conditions of the ticket. Both chartered and scheduled airline service revenues are recognized net of passenger taxes and discounts.
Maintenance and Repairs
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
Foreign Currency Transactions
The reporting currency for all of the Company’s foreign entities is the U.S. dollar. From time to time, the Company enters into transactions denominated in currencies other than its reporting currency. Gains and losses resulting from changes in currency exchange rates between the reporting currency and the currency in which a transaction is denominated are included in other, net in the Company’s consolidated statements of operations in the period which the currency exchange rates change. During the twelve months ended December 31, 2024 and 2023, the Company recognized foreign currency exchange losses of $8.9 million and of $10.7 million, respectively. During the nine months ended December 31, 2022, the Company recognized foreign currency exchange gains of $14.9 million.
The functional currency for some subsidiaries outside the United States is the local currency. Financial statements of these subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, with translation adjustments for non-monetary assets and liabilities reflected in equity. Under U.S. GAAP, an economy is considered highly inflationary if the cumulative inflation rate for a three-year period meets or exceeds 100 percent. If a foreign entity is considered to be in a highly inflationary economy, the financial statements of that entity are remeasured as though the functional currency were the reporting currency. The three-year inflation rate for Nigeria exceeded the three-year cumulative inflation rate of 100 percent as of September 30, 2024. Therefore, effective October 1, 2024, the Company began accounting for its Nigerian entity as a foreign entity operating in a country with a highly inflationary economy. Upon making the change in functional currency, the translated amounts for non-monetary assets and liabilities as of September 30, 2024 became the accounting basis for those balances. Translation adjustments for periods prior to October 1, 2024 will remain in equity. Going forward, monetary assets and liabilities denominated in the Nigerian naira are remeasured into U.S. dollars each reporting period, with remeasurement gains and losses recognized in other, net in the Company’s consolidated statements of operations. After applying highly inflationary accounting effective October 1, 2024, the Company recognized a loss on foreign exchange of $1.6 million in 2024.
Taxes
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
In November 2024, the FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), requiring a footnote disclosure about specific expenses by requiring public business entities to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes purchases of inventory, employee compensation, depreciation and intangible asset amortization. The tabular disclosure would also include certain other expenses, when applicable. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027 (as amended in the FASB update in January 2025 in ASU 2025-01). The Company is evaluating the potential impact of the adoption of this ASU on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The purpose of ASU 2023-09 is to enhance the transparency and decision usefulness of income tax disclosures to investors and other allocators of capital. The objectives of the amendment is to provide information to better assess how an entity’s operations and related tax risk and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This standard will be effective prospectively for fiscal years beginning after December 15, 2024. The Company has evaluated the impact of adopting this ASU on its consolidated financial statements and determined adoption will not have a material impact and additional rate reconciliation disclosures will be included, beginning with its 2025 Annual Report on Form 10-K.
In November 2023, the FASB issued ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU applies to all public entities that are required to report segment information in accordance with Topic 280 and requires the disclosure of significant segment expenses on an annual and interim basis, incremental disclosures of measures of segment profit or loss and the identification of the Company’s chief operating decision maker. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU beginning with this Annual Report on Form 10-K. See Note 17 — Segments in this Annual Report on Form 10-K for the added disclosures.
Note 2. PROPERTY AND EQUIPMENT
The following table presents details on the major classes of property and equipment as of (in thousands):

	December 31,
	2024	2023
Aircraft	$821,985	$779,945
Land and buildings	173,828	175,266
Other property and equipment	109,708	105,342
Construction-in-progress	244,181	99,320
Property and equipment, at cost	$1,349,702	$1,159,873
Less: accumulated depreciation	(273,481)	(232,107)
Property and equipment, net	$1,076,221	$927,766
During the twelve months ended December 31, 2024, twelve months ended December 31, 2023 and nine months ended December 31, 2022, the Company recognized depreciation expense of $59.0 million, $61.9 million and $44.1 million, respectively.
Other Asset and Inventory Considerations
During the nine months ended December 31, 2022, the Company entered into and amended two existing PBH agreements with maintenance service providers for its AW139 helicopter fleet. The terms of these agreements included a buy-in payable of approximately $55.0 million for the hours flown on the aircraft prior to entry into the PBH agreements. The buy-in amount for the transaction has been paid in full and is reflected in other long-term assets with the amount due for amortization within a year reflected in prepaid expenses and other current assets on the consolidated balance sheets. The balance is amortized through operating expense on the consolidated statements of operations on a straight-line basis over the contract term. During the nine months ended December 31, 2022, the Company wrote off $5.2 million of intangible assets related to legacy AW139 airframe agreements in connection with these PBH agreements. This resulted in a loss reported under the loss on impairment line of the consolidated statement of operations and is associated with the Company’s Offshore Energy Services segment.
Note 3. REVENUES
Revenue Recognition
The Company’s customers are primarily major integrated, national and independent offshore energy companies and government agencies. Revenues are generally recognized when the Company satisfies its performance obligations by providing aviation services to its customers in exchange for consideration. The Company disaggregates its revenues by operating segment.
Revenues by Segment. Revenues earned by each segment for the periods reflected in the table below were as follows (in thousands):

	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022
Offshore Energy Services(1)	$966,064	$852,956	$625,199
Government Services	329,654	337,280	217,357
Other Services	119,773	107,193	80,013
Total revenues	$1,415,491	$1,297,429	$922,569
______________________
(1) Includes revenues of approximately $10.8 million and $10.4 million for the twelve months ended December 31, 2023 and nine months ended December 31, 2022, respectively, related to fixed wing revenues in Africa that were previously classified in Other Services.
As of December 31, 2024, the Company had a deferred revenue balance of $15.2 million compared to the December 31, 2023 balance of $20.3 million. During the twelve months ended December 31, 2024 and 2023, revenues recognized that had previously been deferred were $13.9 million and $11.2 million, respectively. The Company’s deferred revenue balance as of December 31, 2024, is expected to be recognized as revenues in the next twelve months.
Note 4. VARIABLE INTEREST ENTITIES AND OTHER INVESTMENTS IN SIGNIFICANT AFFILIATES.
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
As of December 31, 2024, the Company had interests in seven VIEs of which the Company was the primary beneficiary. The Company determined it was the primary beneficiary based on the VIE model under ASC 810, as it has the power to direct the most significant activities impacting the economic performance of each of the seven VIEs. For example, Bristow has the ability to determine how capital is deployed through the provision of assets and loan agreements that provide funding, the timing and terms of payments and other transactions between these entities and Bristow as well as financial operating decisions, asset maintenance cycles, and decisions on leases for each VIE. Additionally, through its equity ownership of each of the VIEs, the Company has the obligation to absorb the losses of each VIE and the right to receive residual returns for each of the VIEs, in each case that could potentially be significant to the applicable VIE. The Company had no interests in VIEs of which the Company was not the primary beneficiary.
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
Bristow Aviation Holdings Limited (“Bristow Aviation”) — The Company owns common stock and a significant amount of Bristow Aviation’s subordinated debt. Bristow Aviation is incorporated in England and, through its subsidiaries, holds all the outstanding shares in BHL. As of December 31, 2024, the Company and Impigra (as defined below) owned 49% and 51%, respectively, of Bristow Aviation. A number of the subsidiaries of Bristow Aviation provide aviation services to customers primarily in Australia, Nigeria, Norway, Trinidad and the UK. Bristow Aviation’s subsidiaries include BNAS, BHNL, PAAN and YII Energy (as defined below), and it eliminates all transactions among and between these VIEs.
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
The Company eliminates all transactions among and between the VIEs listed above within its consolidated financial statements. For each of the seven VIEs, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and creditors of the VIEs have recourse against the general credit of the Company. Additionally, these VIEs are primarily holding companies with assets that are principally investments in other entities within the group. The Company aggregates these VIEs because no entity is individually significant to the Company, and the risks and rewards of each VIE are substantially similar to one another and to Bristow’s operations elsewhere. For example, these entities primarily exist in support of aviation services either to a broad base of offshore energy companies, to government agencies, or to both. Furthermore, they are subject to the same commodity price risks, and to a large extent, are tied to the level of offshore exploration, development and production activity by energy companies or government spending habits; aircraft availability and supply chain dynamics; and the pricing, terms and conditions of contracts are similar in nature. The following table shows summarized financial information, in aggregate, for the Company’s VIEs and their subsidiaries (in thousands):

	December 31,
	2024	2023
Total assets	$1,362,223	$1,076,745
Total liabilities(1)	$5,730,561	$5,274,946
____________________
(1)Includes Bristow Aviation subordinated unsecured loan stock (debt) bearing interest at an annual rate of 13.5% and payable semi-annually to the Company that is not eliminated at the Bristow Aviation and subsidiaries summarized financial information level, but is eliminated at Bristow Group Inc. and subsidiaries. Payment of interest on such debt has been deferred since its incurrence in 1996 at an annual rate of 13.5% and aggregated $4.6 billion and $4.2 billion as of December 31, 2024 and 2023, respectively.
Other Significant Affiliates — Unconsolidated
The Company evaluates its unconsolidated affiliates for indicators of impairment in light of current market conditions. Changes in market conditions or contractual relationships in future periods could result in the identification of additional other-than-temporary impairment.
Cougar — The Company owns a 25% voting interest and a 40% economic interest in Cougar Helicopters Inc. (“Cougar”), an aviation services provider in Canada. Cougar’s operations are primarily focused on serving the offshore energy industry off Canada’s Atlantic coast and in the Arctic. Cougar is accounted for as an equity method investment. The Company records its share of Cougar’s financial results in earnings from unconsolidated affiliates on the consolidated statement of operations. Additionally, the Company recognizes revenues related to aircraft and facilities that it leases to Cougar and revenues associated with a Maintenance Services and Support Agreement (the “MSSA”). As of December 31, 2024 and 2023, the investment in Cougar totaled $5.2 million and $2.9 million and is included on the consolidated balance sheets in investment in unconsolidated affiliates. During the twelve months ended December 31, 2024 and 2023, and the nine months ended December 31, 2022, the Company recognized $3.7 million, $6.8 million and $1.5 million, respectively, related to its share of Cougar’s financial results.
PAS — The Company has a 25% economic interest in Petroleum Air Services (“PAS”), an Egyptian corporation that provides helicopter and fixed wing transportation to the offshore energy industry and other general aviation services in Egypt. PAS is accounted for as a cost method investment. As of December 31, 2024 and 2023, the investment in PAS totaled $17.0 million and is included on the consolidated balance sheets in investment in unconsolidated affiliates. During the twelve months ended December 31, 2024 and 2023, dividends received were $0.4 million and $0.3 million, respectively. There were no dividends received during the nine months ended December 31, 2022.
Note 5. RELATED PARTY TRANSACTIONS
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
The Company and VIH lease certain aircraft and facilities and from time to time purchases inventory from one another. Revenues from and payments to related parties for the periods reflected in the table below were as follows (in thousands):

	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022
Revenues from related parties	$30,895	$31,924	$23,638
Payments to related parties	$10,021	$5,253	$4,385
As of December 31, 2024 and 2023, receivables from related parties included in accounts receivable, net on the consolidated balance sheets were $1.1 million and $1.2 million, respectively.
Additionally, during the twelve months ended December 31, 2023, the Company and VIH entered into resale agreements under which one S92 aircraft was sold in exchange for the purchase of another S92 aircraft in a non-monetary transaction. The exchange did not result in a gain or loss being recognized on the Company’s consolidated statement of operations.
Note 6. DEBT
Debt as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31,
	2024	2023
6.875% Senior Notes	$395,610	$394,184
UKSAR Debt	200,273	153,886
IRCG Debt	93,900	—
Total debt	689,783	548,070
Less short-term borrowings and current maturities of long-term debt	(18,614)	(13,247)
Total long-term debt	$671,169	$534,823
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
During the twelve months ended December 31, 2024, twelve months ended December 31, 2023 and nine months ended December 31, 2022, the Company made interest payments of $27.5 million, $27.5 million and $13.8 million, respectively. As of December 31, 2024 and 2023, the Company had $4.4 million and $5.8 million, respectively, of unamortized deferred financing fees associated with the 6.875% Senior Notes.
UKSAR Debt — In January 2023, the Company entered into two thirteen-year secured equipment financings for an aggregate amount up to £145 million with National Westminster Bank Plc as arranger, agent and security trustee (“UKSAR Debt”, formerly known as “NatWest Debt”). The credit facilities were funded on January 27, 2023, for approximately £138 million. The net proceeds from the financings were used to refinance a previous equipment financing and to provide additional financing support to the Company’s capital commitments related to the Second Generation UK Search and Rescue (“UKSAR2G”) contract. The credit facilities bear interest at a rate equal to Sterling Overnight Index Average (“SONIA”) plus 2.75% per annum and have approximately thirteen-year terms with repayment due in quarterly installments which commenced on March 31, 2023. The Company’s obligations under the UKSAR Debt are secured by ten SAR helicopters.
In January 2024, the Company entered into a new twelve-year secured equipment financing to upsize the UKSAR Debt by an aggregate principal amount of up to £55 million. The upsizing is being used to support the Company’s capital commitments related to the UKSAR2G contract. As of December 31, 2024, the Company had drawn approximately $65.0 million (£52.0 million) under this facility. Concurrently with the final draw on this facility, the Company voluntarily cancelled the remaining aggregate principal amount of approximately £3.0 million. As such, no further amounts remain available to be drawn under the UKSAR Debt.
During the twelve months ended December 31, 2024, the Company made principal and interest payments of $15.4 million and $14.3 million, respectively. During twelve months ended December 31, 2023, the Company made principal and interest payments of and $13.0 million and $11.4 million, respectively. As of December 31, 2024 and 2023, the Company had unamortized deferred financing fees, inclusive of amounts related to the upsizing, associated with the UKSAR Debt of $9.1 million and $8.4 million, respectively.
IRCG Debt — In June 2024, the Company entered into a long-term equipment financing for an aggregate amount of up to €100.0 million with National Westminster Bank Plc as the original lender and UK Export Finance guaranteeing 80% of the facility (“IRCG Debt”, formerly known as “UKEF Debt”). The financing is being used, among other items, to support the Company’s acquisition of five new AW189 Search and Rescue (“SAR”) configured aircraft to provide SAR services to the Irish Coast Guard (“IRCG”) under a contract with the Irish Department of Transport. The credit facility has an availability period of up to two years followed by a five-year term. The IRCG Debt bears interest at a rate equal to the Euro Interbank Offered Rate plus 1.95% per annum with repayments due in semi-annual installments following the end of the availability period. As of December 31, 2024, the Company had drawn approximately $99.6 million (€93.4 million) under this facility.
During the twelve months ended December 31, 2024, the Company made interest payments of $1.5 million, and had $2.8 million of unamortized deferred financing fees associated with the IRCG Debt.
In February 2025, the Company drew approximately €5.6 million under this facility, leaving approximately €1.0 million available.
ABL Facility — The Company’s asset-backed revolving credit facility (the “ABL Facility”) was entered into in April 2018, and provides that amounts borrowed under the ABL Facility (i) are secured by certain accounts receivable owing to the borrower subsidiaries and the deposit accounts into which payments on such accounts receivable are deposited, and (ii) are fully and unconditionally guaranteed as to payment by the Company, as a parent guarantor, and each of Bristow Norway AS, BHL, Bristow U.S. LLC and Era Helicopters, LLC (collectively, the “ABL Borrowers”). As of December 31, 2024, the ABL Facility provided for commitments in an aggregate amount of $85.0 million with the ability to increase the total commitments up to a maximum aggregate amount of $120.0 million, subject to the terms and conditions therein.
As of December 31, 2024 and 2023, there were no outstanding borrowings under the ABL Facility nor had the Company made any draws during the twelve months ended December 31, 2024. Letters of credit issued under the ABL Facility in the aggregate face amount of $8.1 million and $3.1 million were outstanding on December 31, 2024 and 2023.
The Company’s scheduled principal long-term maturities as of December 31, 2024, which excludes unamortized deferred financing fees of $16.3 million, were as follows (in thousands):

Total Due
2025	$18,611
2026	28,863
2027	28,863
2028	428,863
2029	28,863
Thereafter	171,995
$706,058
Note 7. FAIR VALUE DISCLOSURES
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
The carrying and fair values of the Company’s debt were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2024
LIABILITIES
6.875% Senior Notes(1)	$395,610	$—	$397,872	$—
UKSAR Debt(2)	200,273	—	205,545	—
IRCG Debt(3)	93,900	—	95,912	—
	$689,783	$—	$699,329	$—
December 31, 2023
LIABILITIES
6.875% Senior Notes(1)	$394,184	$—	$383,068	$—
UKSAR Debt(2)	153,886	—	162,467	—
	$548,070	$—	$545,535	$—
_________________
(1)As of December 31, 2024 and 2023, the carrying values of unamortized deferred financing fees related to the 6.875% Senior Notes were $4.4 million and $5.8 million, respectively.
(2)As of December 31, 2024 and 2023, the carrying values of unamortized deferred financing fees related to the UKAR Debt were $9.1 million and $8.4 million, respectively.
(3)As of December 31, 2024, the carrying values of unamortized deferred financing fees related to the IRCG Debt were $2.8 million.
Note 8. DERIVATIVE FINANCIAL INSTRUMENTS
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
These foreign exchange hedge contracts, carried at fair value, have maturities of up to 12 months. As of December 31, 2024 and 2023, total notional amounts of outstanding cash flow hedges were $82.2 million and $254.7 million, respectively. As of December 31, 2024, the estimated net amounts of losses expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months is $0.5 million. For the twelve months ended December 31, 2024, twelve months ended December 31, 2023 and nine months ended December 31, 2022, there were no net gains or losses recognized in earnings relating to hedges of forecasted transactions that did not occur.
The Company’s derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. The fair value of the Company’s derivatives is based on valuation methods which project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves and foreign currency rates. The fair value of derivative instruments on our Consolidated Balance Sheets as of December 31, 2024 and 2023 were as follows, presented on a gross basis (in thousands):

	December 31,
	2024		2023
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$1,351	$1,871	$2,557	$1,200
Note 9. COMMITMENTS AND CONTINGENCIES
Capital Commitments - Fleet
The Company’s unfunded capital commitments as of December 31, 2024, consisted primarily of agreements to purchase helicopters and totaled $202.4 million, payable beginning in 2025.
Included in these commitments are orders to purchase eight AW189 heavy helicopters, two AW139 medium helicopters, five AW169 light twin helicopters and two H135 light twin helicopters. The AW189 helicopters are scheduled to be delivered between 2025 and 2026; and the AW139 helicopters and the H135 helicopters are scheduled to be delivered in 2025. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company has outstanding options to purchase up to ten additional AW189 helicopters and ten additional H135 helicopters. If these options are exercised, the AW189 helicopters would be scheduled for delivery between 2026 and 2028, and the H135 helicopters would be scheduled for delivery between 2027 and 2028. The Company may, from time to time, purchase aircraft for which it has no orders.
The Company may terminate $32.6 million of its capital commitments without further liability other than aggregate liquidated damages of approximately $1.0 million.
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
Note 10. LEASES
The Company leases aircraft, land, hangars, buildings, fuel tanks and tower sites under operating lease agreements.
The majority of the bases from which the Company operates are leased with remaining terms between one and 54 years. The Company’s lease agreements are either month-to-month or non-cancelable and generally provide for fixed monthly rent payments. The Company also generally pays for insurance, taxes and maintenance expenses associated with these leases which is excluded from its lease liability and recognized as incurred.
Operating leases for the periods reflected in the table below were as follows (in thousands, except years and percentages):

	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022
Cash paid for operating leases	$109,244	$106,408	$69,669
ROU assets obtained in exchange for lease obligations	$73,290	$135,650	$107,034
Weighted average remaining lease term	4 years	5 years	5 years
Weighted average discount rate	6.58%	6.38%	6.09%
The Company’s leases for aircraft range up to base terms of 144 months with renewal options of up to 72 months. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require the Company to pay a stipulated amount if the Company defaults on its obligations under the agreements.
Rent expense for the periods reflected in the table below were as follows (in thousands):

	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022
Rent expense under all operating leases	$107,356	$102,729	$74,378
Rent expense under operating leases for aircraft	$86,581	$80,889	$57,976
As of December 31, 2024, aggregate future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year, including leases for aircraft, are as follows (in thousands):

	Aircraft	Other	Total
Twelve months ended December 31,
2025	$81,383	$11,508	$92,891
2026	70,915	8,869	79,784
2027	50,727	5,963	56,690
2028	34,088	4,760	38,848
2029	13,329	2,593	15,922
Thereafter	18,971	7,264	26,235
	$269,413	$40,957	$310,370

Note 11. INTANGIBLES
The Company’s intangible assets are reflected on the consolidated balance sheet in other long-term assets and are primarily related to SAR customer contracts under UK operations (including both intangible assets for UKSAR and the Falkland Islands customer contracts) and PBH maintenance agreements. Amortization expense of SAR customer contracts is included in depreciation and amortization expense on the consolidated statements of operations. Amortization expense of PBH intangible assets is included in operating expense on the consolidated statement of operations.
Intangible assets by type for the periods reflected below were as follows (in thousands):

	SAR customer contracts	PBH	Total
	Gross Carrying Amount
December 31, 2022	$62,871	$84,280	$147,151
Translation	1,974	1,710	3,684
December 31, 2023	$64,845	$85,990	$150,835
Translation	(303)	(57)	(360)
December 31, 2024	$64,542	$85,933	$150,475

	Accumulated Amortization
December 31, 2022	$(25,935)	$(55,401)	$(81,336)
Amortization expense	(11,036)	(10,020)	(21,056)
December 31, 2023	$(36,971)	$(65,421)	$(102,392)
Amortization expense	(9,259)	(9,882)	(19,141)
December 31, 2024	$(46,230)	$(75,303)	$(121,533)

Weighted average remaining contractual life, in years	2.2	12.1	5.9
Future amortization expense of intangible assets for periods ended December 31, is as follows (in thousands):

	SAR customer contracts	PBH	Total
2025	$8,727	$8,734	$17,461
2026	8,612	259	8,871
2027	779	259	1,038
2028	194	259	453
2029	—	239	239
Thereafter	—	880	880
	$18,312	$10,630	$28,942

Note 12. INCOME TAXES
The Company recognizes deferred tax assets or liabilities for the differences between the financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the asset is expected to be recovered or the liability is expected to be settled.
The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Foreign tax credits	$6,275	$19,456
Net operating losses	137,902	153,068
Pension liability	41	(269)
Interest expense limitation	53,572	49,431
Accrued expenses not currently deductible	12,682	18,367
Lease liabilities	87,778	34,553
Other	7,660	6,544
Gross deferred tax assets	305,910	281,150
Valuation allowance	(139,272)	(155,411)
Total deferred tax assets	$166,638	$125,739
Deferred tax liabilities:
Property and equipment	$(92,505)	$(99,684)
Inventories	(976)	(1,366)
Investment in foreign subsidiaries and unconsolidated affiliates	(2,764)	(6,365)
Right-of-use lease asset	(87,826)	(34,496)
Intangibles	(13,838)	(13,245)
Other	17,692	(2,578)
Total deferred tax liabilities	$(180,217)	$(157,734)
Net deferred tax liabilities	$(13,579)	$(31,995)
As of December 31, 2024, the Company had deferred tax assets of $25.4 million recorded in other assets on the consolidated balance sheets.
For U.S. income taxes, companies may use foreign tax credits to offset the income taxes due on income earned from foreign sources. The foreign tax credits claimed for a particular taxable year may be limited. Foreign tax credits may be carried back one year and forward ten years. As of December 31, 2024, the Company had $19.5 million of excess foreign tax credits, of which, $13.2 million expired in 2024 and $6.3 million will expire after 2025.
As of December 31, 2024, the Company had a $21.8 million net operating loss carryforward in the U.S. In addition, the Company has net operating losses in certain states totaling $563.5 million, which began to expire during the twelve months ended December 31, 2024. The following table shows the expiration of such loss carryforwards (in thousands, except dates):

	December 31, 2024	Expiration
Foreign tax credit carryforwards	$6,275	2025-2033
Foreign net operating loss carryforwards	$373,558	Indefinite
State net operating loss carryforwards	$428,533	Indefinite
State net operating loss carryforwards	$134,934	2025-2042
Section 163j interest expense	$255,092	Indefinite
The Company estimates the likelihood of the recoverability of its deferred tax assets. Any valuation allowance recorded is based on estimates and assumptions of taxable income in future periods and a determination is made of the magnitude of deferred tax assets which are more likely than not to be realized. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets and its effective tax rate may increase which could result in a material adverse impact on the Company’s financial position and results of operations. The valuation allowance continues to be applied against certain deferred income tax assets where the Company has assessed that the realization of such assets does not meet the “more likely than not” criteria. Valuation allowances against net deferred tax assets aggregated to $139.3 million and $155.4 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024, valuation allowances were $62.3 million for foreign operating loss carryforwards, $18.6 million for other temporary differences, $26.1 million for state operating loss carryforwards, $28.2 million for interest expense limitation carryforwards, $3.2 million for foreign tax credits and $1.0 million for capital loss carryforwards. As of December 31, 2023, valuation allowances were $79.1 million for foreign operating loss carryforwards, $32.4 million for state operating loss carryforwards, $27.7 million for interest expense limitation carryforwards and $15.3 million for foreign tax credits and $0.9 million for capital loss carryforwards.
The Company recorded $3.1 million of deferred taxes related to the change in estimated UK pension liabilities. This amount is reflected in other comprehensive income. During the twelve months ended December 31, 2024, the Company utilized $27.6 million of net operating losses in various foreign jurisdictions and released through continuing operations an offsetting valuation allowance previously recorded against the net operating losses.
The components of income (loss) before income taxes for the periods reflected in the table below were as follows (in thousands):

	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022
Domestic	$21,188	$(39,130)	$(7,692)
Foreign	80,875	57,142	28,771
Income (loss) before income taxes	$102,063	$18,012	$21,079
The components of income tax expense (benefit) for the periods reflected in the table below were as follows (in thousands):

	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022
Current:
Domestic	$12,839	$10,347	$3,995
Foreign	14,314	13,916	8,821
	$27,153	$24,263	$12,816
Deferred:
Domestic	$(14,519)	$(2,568)	$(3,419)
Foreign	(5,441)	3,237	(1,903)
	$(19,960)	$669	$(5,322)
Income tax expense	$7,193	$24,932	$7,494

The reconciliation of the U.S. Federal statutory tax rate to the effective income tax rate for the periods reflected in the table below is as follows:

	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022
Statutory rate	21.0%	21.0%	21.0%
Net foreign tax on non-U.S. earnings	0.9%	15.5%	49.0%
Foreign earnings double tax relief	(8.0)%	(9.5)%	(5.0)%
Foreign earnings indefinitely reinvested abroad	—%	(3.4)%	(28.7)%
Change in valuation allowance	(3.5)%	(23.6)%	(12.9)%
Foreign earnings that are currently taxed in the U.S.	—%	7.4%	5.9%
Changes in prior year estimates	(0.3)%	—%	0.9%
Impact of U.S. withholding tax	10.6%	2.2%	3.6%
Impact of tax rate changes	2.9%	2.6%	—%
Foreign tax credits	12.9%	76.5%	—%
Deferred gains	(3.1)%	7.9%	—%
GILTI income	0.9%	19.8%	—%
Other, net	(27.2)%	22.0%	1.8%
Effective tax rate	7.1%	138.4%	35.6%
The Company is domiciled in the U.S. and is a U.S. tax resident. It’s subsidiaries conduct operations and earn income in numerous countries and are subject to the laws of taxing jurisdictions within those countries. The Company’s effective income tax rate for the twelve months ended December 31, 2024 is primarily impacted by income tax from non-US earnings in certain profitable jurisdictions with differences in tax rates in such taxing jurisdictions, adjustments to valuation allowances against future realization of deductible business interest expense and adjustments to valuation allowances against net operating losses.
Double tax relief is a mechanism designed to prevent companies from being taxed twice on the same income in difference jurisdictions. This relief applies to corporate entities that earn income both jurisdictions. Due to increased profitability, the Company was able to claim double tax relief where previously these amounts were written off or claimed as foreign tax expense, resulting in an incremental decrease to the effective tax rate of 8.0% for the twelve months ended December 31, 2024.
During the twelve months ended December 31, 2024, the consolidated effective income tax rate includes $13.2 million of expired foreign tax credits in the United States due to the 10-year carryforward limitation. However, there was a corresponding valuation allowance released which fully offset the impact of the effective income tax rate in the change in valuation allowances. The Company continues to evaluate tax planning strategies to maximize the utilization of available foreign tax credits and minimize expiration risks.
The Company’s 2024 consolidated effective income tax rate includes other, net discrete tax benefits of 18.4% from currency translation adjustments, a release of an unrecognized tax benefit of 4.0% due to the expiration of the statute of limitation on uncertain tax positions in foreign jurisdictions and a 7.8% tax benefit associated with adjustments to deferred tax balances.
The Company’s 2023 consolidated effective income tax rate includes $15.6 million of expired foreign tax credits in the United States due to the 10-year carryforward limitation. However, there was a corresponding valuation allowance released, which fully offset the impact of the effective income tax rate in the change in valuation allowances. The Company continues to evaluate tax planning strategies to maximize the utilization of available foreign tax credits and minimize expiration risks.
The Company’s 2023 consolidated effective income tax rate includes other, net tax expense of 5.8% from imputed interest, UK disallowed interest of 8.6% and non-deductible expenses of 5.3%.
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

The following table summarizes the years open by jurisdiction as of December 31, 2024:

Years Open
U.S.	2021 to present
UK	2023 to present
Nigeria	2014 to present
Guyana	2015 to present
Trinidad	2018 to present
Australia	2020 to present
Norway	2019 to present
Brazil	2020 to present
During the twelve months ended December 31, 2024, adjustments were made to estimates for uncertain tax positions in certain tax jurisdictions based upon changes in facts and circumstances, resulting in a decrease to income tax expense. As of December 31, 2024 and 2023, the Company had $0.1 million and $4.2 million, of unrecognized tax benefits respectively, all of which would have an impact on its effective tax rate, if recognized. During the twelve months ended December 31, 2024, the Company released $4.1 million of unrecognized tax benefits due to the expiration of the statue of limitations on uncertain tax positions in foreign jurisdictions.
The activity associated with unrecognized tax benefit for the periods reflected in the table below was follows (in thousands):

	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022
Unrecognized tax benefits – beginning of period	$4,173	$4,067	$3,942
Increases for tax positions taken in prior periods	—	106	200
Decreases for tax positions taken in prior periods	—	—	(75)
Decrease related to statute of limitation expirations	(4,073)	—	—
Unrecognized tax benefits – end of period	$100	$4,173	$4,067
As of December 31, 2024, the Company had aggregated approximately $351.4 million in unremitted earnings generated by foreign subsidiaries. The Company expects to indefinitely reinvest these earnings. The Company has not provided deferred taxes on these unremitted earnings. If the Company’s expectations were to change, withholding and other applicable taxes incurred upon repatriation, if any, are not expected to have a material impact on its results of operations.
Note 13. SHARE-BASED COMPENSATION
In August 2021, the Company adopted the 2021 Equity Incentive Plan (the “LTIP”). The LTIP allows for awards to be granted in the form of stock options, stock appreciation rights, shares of restricted stock, other share-based awards (payable in cash or common stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. As of December 31, 2024, 962,279 shares remained available to grant under the LTIP.
Restricted Stock — During the twelve months ended December 31, 2024, the number of shares and the weighted average grant price of restricted stock transactions were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested as of January 1, 2024:	1,443,675	$29.36
Granted	614,785	$26.93
Vested/released	(408,148)	$26.89
Cancelled/forfeited	(96,323)	$28.17
Non-vested outstanding as of December 31, 2024	1,553,989	$29.12
The weighted average grant date fair value of restricted stock granted was $24.35 and $29.33 during twelve months ended December 31, 2023 and nine months ended December 31, 2022, respectively. The aggregate intrinsic value of the awards that vested and were released during the twelve months ended December 31, 2024, twelve months ended December 31, 2023 and nine months ended December 31, 2022 was $13.1 million,

$11.2 million and $5.7 million, respectively. As of December 31, 2024, the Company had approximately $18.6 million in total unrecognized compensation costs associated with these awards, and the weighted average period over which it is expected to be recognized is 1.7 years.
The Company grants non-performance based restricted stock units and Cash Return on Invested Capital (“ROIC”) awards. For both types of awards fair values are derived at grant date using the Company’s closing stock price on the day the awards are granted and they vest over a three year period. The grant date fair values on performance-based restricted stock units (“PSUs”) and Total Stock Return (“TSR”) awards are determined under a Monte Carlo Simulation in a risk-neutral framework using Geometric Brownian Motion and will vest on a cliff-basis, after three years, subject to certain stock price performance targets.
Stock Options — During the twelve months ended December 31, 2024, the number of stock options transactions and the weighted average grant price of stock options were as follows:

	Number of Shares	Weighted Average Grant Price	Weighted Average Exercise Price
Outstanding as of January 1, 2024:	376,079	$19.83	$20.34
Exercised/released	(36,542)	$17.48	$20.53
Expired	(1,859)	$30.16	$29.84
Outstanding as of December 31, 2024	337,678	$20.03	$20.27
Vested and exercisable	337,678	$20.03	$20.27
As of December 31, 2024, the Company had no unrecognized compensation costs associated with stock options. The weighted average remaining contractual term on the outstanding stock options is 4.8 years. As of December 31, 2024, the weighted average exercise price of the vested and exercisable stock options was $20.27 and had an aggregate intrinsic value of $5.3 million. The Company did not grant any stock options during the twelve months ended December 31, 2024, twelve months ended December 31, 2023, and nine months ended December 31, 2022.
The Company utilizes the Black-Scholes option valuation model for estimating the fair value of its stock options and these stock options either vest on a cliff-basis after three years or in equal parts over four years, depending on the award agreement terms.
Note 14. DEFINED CONTRIBUTION AND PENSION PLANS
BHL and Bristow International Aviation (Guernsey) Limited (“BIAGL”) each have a defined contribution plan available for new hires.
The Company’s contributions to its defined contribution plans were $30.4 million, $28.4 million and $15.7 million for the twelve months ended December 31, 2024, twelve months ended December 31, 2023 and nine months ended December 31, 2022, respectively.
Defined Benefit Plans
The Defined Benefit Pension Plans were closed to future accrual as of February 1, 2004 and replaced by the defined contribution plans described above. Prior to replacement, the Defined Benefit Pension Plans covered employees of Bristow Aviation and BIAGL employed on or before December 31, 1997. The benefits for participants in the Defined Benefit Pension Plans were based on the employee’s annualized average last three years’ pensionable salaries up to February 1, 2004, increasing thereafter in line with price inflation, subject to maximum increases of 5% per year over the period to retirement. The benefits also receive increase post-retirement based on retail price inflation, subject to a maximum increase of 5% per year.
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

The following table shows the activity associated with the projected benefit obligation and the fair value of plan assets in addition to the defined benefit retirement plans’ funded status (in thousands):

	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022
Change in benefit obligation:
Projected benefit obligation (PBO) at beginning of period	$363,315	$367,609	$529,956
Service cost	51	42	663
Interest cost	14,842	17,406	8,987
Actuarial loss (gain)	(23,922)	(17,939)	(107,835)
Benefit payments and expenses	(24,159)	(25,771)	(18,481)
Effect of exchange rate changes	(6,382)	21,968	(45,681)
Projected benefit obligation (PBO) at end of period	$323,745	$363,315	$367,609
Change in plan assets:
Fair value of assets at beginning of period	$366,630	$347,520	$511,786
Actual return on assets	(18,799)	9,836	(113,510)
Employer contributions	11,272	14,278	11,725
Benefit payments and expenses	(24,159)	(25,771)	(18,481)
Effect of exchange rate changes	(6,439)	20,767	(44,000)
Fair value of assets at end of period	$328,505	$366,630	$347,520
Reconciliation of funded status:
Accumulated benefit obligation (ABO)	$323,745	$363,315	$367,609
Projected benefit obligation (PBO)	$323,745	$363,315	$367,609
Fair value of assets	(328,505)	(366,630)	(347,520)
Net recognized pension liability (asset)	$(4,760)	$(3,315)	$20,089
Amounts recognized in accumulated other comprehensive loss	$12,150	$(7,528)	$12,441
The service cost component is reported in the Company’s consolidated statements of operations in general and administrative expenses. All other components of net periodic pension cost are reported in the other expenses, net. Details of the components of net periodic pension cost (benefit) for the periods reflected in the table below were as follows (in thousands):

	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022
Service cost for benefits earned during the period	$72	$42	$663
Interest cost on pension benefit obligation	14,842	17,406	8,987
Expected return on assets	(17,383)	(18,321)	(11,347)
Amortization of unrecognized losses	91	—	—
Net periodic pension cost (benefit)	$(2,378)	$(873)	$(1,697)

Actuarial assumptions used to develop the components of the Defined Benefit Pension Plans for the periods reflected in the table below were as follows:

	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022
Discount rate	4.50%	4.80%	2.70%
Expected long-term rate of return on assets	4.93%	5.02%	3.22%
Pension increase rate	3.00%	3.10%	3.40%
The Company utilizes a British pound sterling denominated AA corporate bond index as a basis for determining the discount rate for its Defined Benefit Pension Plans. The expected rate of return assumptions have been determined following consultation with the Company’s actuarial advisors. In the case of bond investments, the rates assumed have been directly based on market redemption yields at the measurement date, and those on other asset classes represent expected investment returns based on investment modelling.

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
The market value of the plan’s assets as of December 31, 2024 and 2023 was allocated between asset classes. Details of target allocation percentages under the Plan Trustee’s investment strategies as of the same dates are also included as follows:

	Target Allocation as of December 31,		Actual Allocation as of December 31,
Asset Category	2024	2023	2024	2023
Equity securities	10.7%	20.9%	15.4%	21.9%
Debt securities	57.7%	24.7%	39.3%	38.4%
Property	—%	5.9%	0.9%	4.6%
Other assets	31.6%	48.5%	44.4%	35.1%
Total	100.0%	100.0%	100.0%	100.0%
The following table summarizes, by level within the fair value hierarchy, the plan assets as of December 31, 2024, which are valued at fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2024
Cash and cash equivalents	$4,759	$37,572	$—	$42,331
Equity investments - UK	250	—	—	250
Equity investments - non-UK	2,254	—	—	2,254
Liquid credit	—	69,258	—	69,258
Alternative investments	—	35,443	—	35,443
Government debt securities	1,378	55,607	—	56,985
Corporate debt securities	2,630	—	—	2,630
Insurance policy	—	—	103,699	103,699
Total fair value investments	$11,271	$197,880	$103,699	$312,850
Net asset value(1)	—	—	—	15,655
Total investments	$11,271	$197,880	$103,699	$328,505
______________________
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
______________________
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
The Company expects to fund payments with cash contributions to the plans, plan assets and earnings on plan assets. For the year ending December 31, 2025, the Company has estimated future benefit payments of approximately $5.0 million.
Note 15. STOCKHOLDERS’ EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME
Stock Repurchase Program
In August 2022, the Board authorized a stock repurchase program providing for the repurchase of up to $40.0 million. Purchases of the Company’s common stock under this stock repurchase program may be made in the open market, including pursuant to a Rule 10b5-1 program, by block repurchases, in private transactions (including with related parties) or otherwise, from time to time, depending on market conditions, has no expiration date and may be suspended or discontinued at any time without notice, subject to any changes in applicable law or regulations thereunder. As of December 31, 2024, $40.0 million remained available under this stock repurchase program.
In February 2025, the Board of Directors of Bristow approved a new $125.0 million stock repurchase program, and terminated the prior program, under which $40.0 million remained available of the original $40.0 million authorized. Purchases of the Company’s common stock under the stock repurchase program may be made in the open market, including pursuant to a Rule 10b5-1 program, by block repurchases, in private transactions (including with related parties) or otherwise, from time to time, depending on market conditions. The stock repurchase program has no expiration date and may be suspended or discontinued at any time without notice, subject to any changes in applicable law or regulations thereunder.

Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in balances for accumulated other comprehensive income (loss) (in thousands):

	Currency Translation Adjustments	Pension Liability Adjustments(1)	Unrealized gain (loss) on cash flow hedges(2)	Total
Balance as of March 31, 2022	$5,643	$(30,274)	$1,181	$(23,450)

Other comprehensive loss	(48,368)	—	(455)	(48,823)
Reclassified from accumulated other comprehensive income	—	(12,441)	657	(11,784)
Net current period other comprehensive income (loss)	(48,368)	(12,441)	202	(60,607)
Foreign exchange rate impact	(2,625)	2,625	—	—
Balance as of December 31, 2022	$(45,350)	$(40,090)	$1,383	$(84,057)

Other comprehensive loss before reclassification	21,370	—	(84)	21,286
Reclassified from accumulated other comprehensive income	—	7,528	600	8,128
Net current period other comprehensive income (loss)	21,370	7,528	516	29,414
Foreign exchange rate impact	2,379	(2,379)	—	—
Balance as of December 31, 2023	$(21,601)	$(34,941)	$1,899	$(54,643)

Other comprehensive income before reclassification	(27,689)	—	(3,640)	(31,329)
Reclassified from accumulated other comprehensive income	—	(12,150)	917	(11,233)
Income tax benefit	—	3,111	425	3,536
Net current period other comprehensive income	(27,689)	(9,039)	(2,298)	(39,026)
Foreign exchange rate impact	(613)	613	—	—
Balance as of December 31, 2024	$(49,903)	$(43,367)	$(399)	$(93,669)
______________________
(1)Reclassification of amounts related to pension liability adjustments are included as a component of net periodic pension cost.
(2)Reclassification of amounts related to cash flow hedges were included as operating expenses.

Note 16. EARNINGS PER SHARE
The Company’s basic earnings (losses) per common share are computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the relevant period. Diluted earnings (losses) per common share of the Company are computed by dividing income available to common stockholders by the weighted average number of common shares issued and outstanding, inclusive of the effect of potentially dilutive securities (such as options to purchase common shares and restricted stock units and awards which were outstanding during the period but were anti-dilutive) through the application of the treasury method and/or the if-converted method, when applicable. The following table shows the computation of basic and diluted earnings per share (in thousands, except and per share amounts):

	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022
Income (loss):
Net income (loss) attributable to Bristow Group Inc.	$94,797	$(6,780)	$13,528
Shares of common stock:
Weighted average shares of common stock outstanding – basic	28,515	28,139	28,066
Net effect of dilutive stock	1,037	—	508
Weighted average shares of common stock outstanding – diluted(1)	29,552	28,139	28,574

Earnings (losses) per common share - basic	$3.32	$(0.24)	$0.48
Earnings (losses) per common share - diluted	$3.21	$(0.24)	$0.47
______________________
(1)Excludes weighted average common shares of 28,378 for the twelve months ended December 31, 2024, 1,920,901 for the twelve months ended December 31, 2023 and 1,276,783 for the nine months ended December 31, 2022 for certain share awards as the effect of their inclusion would have been antidilutive.

Note 17. SEGMENT AND GEOGRAPHIC AREA INFORMATION
The Company has three reportable segments: Offshore Energy Services, Government Services and Other Services. The Offshore Energy Services segment provides aviation services to, from and between offshore energy installations globally. The Government Services segment provides SAR and support helicopter services to government agencies globally. The Other Services segment is primarily comprised of fixed wing services, dry-leasing of aircraft to third-party operators and part sales. Corporate includes unallocated overhead costs that are not directly associated with the Company’s reportable segments. The Company previously reported only one segment, aviation services. As a result the expansion of the Company’s government services contracts, the Company reevaluated the factors used to identify its reportable segments, which includes end customer profile, management responsibility and contract dynamics, and realigned its business into three operating segments discussed below. The Company’s Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), uses segment operating income, in addition to other measures, to asses segment performance and allocate resources.
Financial information by segment for the twelve months ended December 31, 2024 and 2023 and for the nine months ended December 31, 2022 is summarized below (in thousands):

	Offshore Energy Services	Government Services	Other Services	Corporate	Consolidated
Twelve Months Ended December 31, 2024
Revenues	$966,064	$329,654	$119,773	$—	$1,415,491
Less:
Personnel	218,811	97,256	24,493	—	340,560
Repairs and maintenance	211,791	48,893	12,600	—	273,284
Insurance	16,464	7,296	1,147	—	24,907
Fuel	58,318	9,072	19,556	—	86,946
Leased-in equipment	60,515	37,995	5,030	—	103,540
Other segment costs	144,741	43,392	24,748	—	212,881
Total operating expenses	710,640	243,904	87,574	—	1,042,118
General and administrative expenses	98,972	36,986	7,082	32,510	175,550
Depreciation and amortization expense	28,404	27,694	11,370	819	68,287
Total costs and expenses	838,016	308,584	106,026	33,329	1,285,955
Losses on disposal of assets	—	—	—	(1,045)	(1,045)
Earnings from unconsolidated affiliates	4,117	—	—	—	4,117
Operating income (loss)	$132,165	$21,070	$13,747	$(34,374)	$132,608

	Offshore Energy Services	Government Services	Other	Corporate		Consolidated
Twelve Months Ended December 31, 2023
Revenues	$852,956	$337,280	$107,193	$—		$1,297,429
Less:
Personnel	210,138	90,498	23,045	—		323,681
Repairs and maintenance	191,699	49,859	12,358	—		253,916
Insurance	14,893	7,898	994	—		23,785
Fuel	63,823	10,446	17,230	—		91,499
Leased-in equipment	56,971	38,033	4,092	—		99,096
Other segment costs	139,529	41,765	17,132	—		198,426
Total operating expenses	677,053	238,499	74,851	—		990,403
General and administrative expenses	104,471	40,070	7,176	30,028		181,745
Merger and integration costs	2,201	—	—	—		2,201
Depreciation and amortization expense	30,783	29,101	9,768	954		70,606
Total costs and expenses	814,508	307,670	91,795	30,982		1,244,955
Gains on disposal of assets	—	—	—	1,112		1,112
Earnings from unconsolidated affiliates	7,165	—	—	—		7,165
Operating income (loss)	$45,613	$29,610	$15,398	$(29,870)	$—	$60,751

	Offshore Energy Services	Government Services	Other	Corporate	Consolidated
Nine Months Ended December 31, 2022
Revenues	$625,199	$217,360	$80,010	$—	$922,569
Less:
Personnel	151,380	53,159	15,633	—	220,172
Repairs and maintenance	154,279	32,984	12,491	—	199,754
Insurance	8,454	4,142	712	—	13,308
Fuel	61,390	8,921	15,591	—	85,902
Leased-in equipment	41,650	24,374	5,899	—	71,923
Other segment costs	94,238	17,397	12,176	—	123,811
Total operating expenses	511,391	140,977	62,502	—	714,870
General and administrative expenses	69,625	27,473	4,709	21,234	123,041
Merger and integration costs	652	191	—	151	994
Depreciation and amortization expense	24,404	18,953	5,776	454	49,587
Total costs and expenses	606,072	187,594	72,987	21,839	888,492
Loss on impairment	(4,580)	(40)	(567)	—	(5,187)
Losses on disposal of assets	—	—	—	(480)	(480)
Earnings from unconsolidated affiliates	1,461	—	—	—	1,461
Operating income (loss)	$16,008	$29,726	$6,456	$(22,319)	$29,871

Reconciliation of consolidated income (loss) before taxes for the periods reflected below were as follows:

	Twelve Months Ended		Nine Months Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Operating income (loss)
Offshore Energy Services	$132,165	$45,613	$16,008
Government Services	21,070	29,610	29,726
Other Services	13,747	15,398	6,456
Corporate	(34,374)	(29,870)	(22,319)
Total operating income	132,608	60,751	29,871
Interest income	8,901	8,646	1,651
Interest expense, net	(37,581)	(41,417)	(30,707)
Other, net	(1,865)	(9,968)	20,264
Total other income (expense), net	(30,545)	(42,739)	(8,792)
Income before income taxes	$102,063	$18,012	$21,079

Total depreciation and amortization expense by segment for the periods reflected below were as follows:

	Offshore Energy Services	Government Services	Other	Corporate	Consolidated
Twelve Months Ended December 31, 2024
Depreciation and amortization expense	$28,404	$27,694	$11,370	$819	$68,287
PBH amortization	12,230	2,002	669	—	14,901
Total depreciation and amortization expense	$40,634	$29,696	$12,039	$819	$83,188

Twelve Months Ended December 31, 2023
Depreciation and amortization expense	$30,783	$29,101	$9,768	$954	$70,606
PBH amortization	12,377	1,940	663	—	14,980
Total depreciation and amortization expense	$43,160	$31,041	$10,431	$954	$85,586

Nine Months Ended December 31, 2022
Depreciation and amortization expense	$24,404	$18,953	$5,776	$454	$49,587
PBH amortization	9,061	841	328	—	10,230
Total depreciation and amortization expense	$33,465	$19,794	$6,104	$454	$59,817
Capital expenditures by segment for the periods reflected below were as follows:

	Twelve Months Ended		Nine Months Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Offshore Energy Services	$57,501	$22,260	$6,184
Government Services	189,311	50,119	30,410
Other Services	8,581	9,128	12,980
Total capital expenditures	$255,393	$81,507	$49,574

Segment assets consisting of property and equipment (excluding construction in progress), net of accumulated depreciation and ROU assets, are reflected below for the periods indicated:

	December 31, 2024	December 31, 2023	December 31, 2022
Offshore Energy Services	$596,687	$624,192	$696,642
Government Services	433,721	427,317	353,715
Other Services	62,746	60,805	65,500
Total segment assets	$1,093,154	$1,112,314	$1,115,857
Corporate	3,156	4,071	5,019
Construction-in-progress	244,181	99,320	35,352
Total long-lived assets	$1,340,491	$1,215,705	$1,156,228
Major Customers
The percentage of the Company’s revenues derived from the following major customers for the periods reflected in the table below were as follows:

	Twelve Months Ended		Nine Months Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Customer A	16.7%	18.5%	19.4%
Customer B	11.3%	8.8%	9.0%
Customer C	5.3%	5.6%	6.0%
Total percentage of revenues	33.3%	32.9%	34.4%
During the twelve months ended December 31, 2024 and 2023, revenues from Customer A were earned from Government Services, and revenues from Customer B and Customer C were earned from Offshore Energy Services. During the nine months ended December 31, 2022, revenues from Customer A were earned from Government Services, and revenues from Customer B and Customer C were earned from Offshore Energy Services.
Geographic Area Information
The Company attributes revenues to various countries based on the location where services are actually performed. Long-lived assets consist primarily of helicopters and fixed wing aircraft and are attributed to various countries based on the physical location of the asset at the end of the periods reflected in the table below. Information by geographic area were as follows (in thousands):

	Twelve Months Ended		Nine Months Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Revenues:
U.K.	$394,659	$436,419	$305,862
Norway	270,862	240,793	179,724
U.S.	226,932	216,588	149,171
Nigeria	170,006	122,637	76,370
Other	353,032	280,992	211,442
Total revenues	$1,415,491	$1,297,429	$922,569

	December 31, 2024	December 31, 2023
Long-lived assets:
UK	$687,315	$643,592
Norway	156,698	176,424
U.S.	169,946	183,363
Other	326,532	212,326
Total long-lived assets	$1,340,491	$1,215,705

Note 18. TRANSITION PERIOD COMPARATIVE DATA
The following table shows selected financial information for the twelve months ended December 31, 2024, twelve months ended December 31, 2023 and the comparative period ended December 31, 2022 (the “Comparative Period”). The Comparative Period information is derived from the Company’s unaudited, consolidated and combined financial statements.

	Twelve Months Ended December 31,
	2024	2023	2022
			(Unaudited)
Condensed income statement
Total revenues	$1,415,491	$1,297,429	$1,209,968
Total costs and expenses	1,285,955	1,244,955	1,179,397
Loss on impairment	—	—	(5,187)
Gains (losses) on disposal of assets	(1,045)	1,112	(521)
Earnings from unconsolidated affiliates	4,117	7,165	1,136
Operating income	132,608	60,751	25,999
Total other income (expense), net	(30,545)	(42,739)	(6,036)
Income tax expense	(7,193)	(24,932)	(10,754)
Net loss attributable to noncontrolling interests	(73)	140	6
Net income (loss) attributable to Bristow Group Inc.	$94,797	$(6,780)	$9,215
Earnings (losses) per common share:
Basic	$3.32	$(0.24)	$0.33
Diluted	$3.21	$(0.24)	$0.32
Weighted average shares of common stock outstanding:
Basic	28,515	28,139	28,104
Diluted	29,552	28,139	28,406

Condensed cash flows
Net cash provided by (used in) operating activities	$177,420	$32,037	$(7,727)
Net cash used in investing activities	(245,954)	(47,319)	(51,984)
Net cash provided by (used in) financing activities	141,104	22,035	(24,623)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,951)	13,226	(29,445)
Net increase (decrease) in cash, cash equivalents and restricted cash	67,619	19,979	(113,779)
Cash, cash equivalents and restricted cash at beginning of period	183,662	163,683	277,462
Cash, cash equivalents and restricted cash at end of period	$251,281	$183,662	$163,683

Condensed balance sheets
Total assets	$2,125,246	$1,937,278	$1,812,001
Total liabilities	$1,233,974	$1,114,099	$1,025,062
Total stockholders’ equity	$891,272	$823,179	$786,939