Form 10-Q
period 2025-03-31
Bristow Group Inc.
filed 2025-05-07
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	001-35701
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware		72-1455213
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

3151 Briarpark Drive, Suite 700
Houston,	Texas	77042
(Address of Principal Executive Offices)		(Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
The total number of shares of common stock (in thousands), par value $0.01 per share, outstanding as of May 2, 2025 was 28,775. The Registrant has no other class of common stock outstanding.

BRISTOW GROUP INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Total revenues	$350,530	$337,094
Costs and expenses:
Operating expenses
Personnel	87,311	84,198
Repairs and maintenance	61,315	65,723
Insurance	6,834	6,651
Fuel	18,875	21,634
Leased-in equipment	26,049	26,239
Other	56,801	50,610
Total operating expenses	257,185	255,055
General and administrative expenses	43,100	43,347
Depreciation and amortization expense	16,841	17,169
Total costs and expenses	317,126	315,571
Losses on disposal of assets	(558)	(113)
Earnings from unconsolidated affiliates	702	1,419
Operating income	33,548	22,829
Interest income	2,118	1,984
Interest expense, net	(9,490)	(9,472)
Other, net	11,388	(6,201)
Total other income (expense), net	4,016	(13,689)
Income before income taxes	37,564	9,140
Income tax expense	(10,183)	(2,508)
Net income	27,381	6,632
Net income attributable to noncontrolling interests	(22)	(27)
Net income attributable to Bristow Group Inc.	$27,359	$6,605
Earnings per common share:
Basic	$0.95	$0.23
Diluted	$0.92	$0.23
Weighted average shares of common stock outstanding:
Basic	28,667	28,332
Diluted	29,867	29,239

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$27,381	$6,632
Other comprehensive income (loss):
Currency translation adjustments	12,447	(8,583)
Pension liability adjustment	(1,324)	321
Unrealized gains (losses) on cash flow hedges, net	470	(3,843)
Total other comprehensive income (loss), net of tax	11,593	(12,105)
Total comprehensive income (loss)	38,974	(5,473)
Net comprehensive income attributable to noncontrolling interests	(22)	(27)
Total comprehensive income (loss) attributable to Bristow Group Inc.	$38,952	$(5,500)

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$191,127	$247,503
Restricted cash	2,802	3,778
Accounts receivable, net of allowance of $45 and $42, respectively	253,926	211,590
Inventories	122,936	114,509
Prepaid expenses and other current assets	44,210	42,078
Total current assets	615,001	619,458
Property and equipment, net of accumulated depreciation of $290,376 and $273,481, respectively	1,129,679	1,076,221
Investment in unconsolidated affiliates	23,126	22,424
Right-of-use assets	248,726	264,270
Other assets	155,660	142,873
Total assets	$2,172,192	$2,125,246
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,282	$83,462
Accrued wages, benefits and related taxes	47,156	54,406
Income taxes payable and other accrued taxes	19,143	16,229
Deferred revenue	23,348	15,186
Accrued maintenance and repairs	26,154	30,698
Current portion of operating lease liabilities	78,323	78,359
Accrued interest and other accrued liabilities	22,088	28,946
Current maturities of long-term debt	19,184	18,614
Total current liabilities	334,678	325,900
Long-term debt, less current maturities	682,764	671,169
Other liabilities and deferred credits	10,586	8,937
Deferred taxes	41,104	39,019
Long-term operating lease liabilities	171,757	188,949
Total liabilities	$1,240,889	$1,233,974
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value, 110,000 authorized; 28,775 and 28,628 outstanding, respectively	317	315
Additional paid-in capital	745,622	742,072
Retained earnings	340,124	312,765
Treasury stock, at cost; 2,770 and 2,692 shares, respectively	(72,271)	(69,776)
Accumulated other comprehensive loss	(82,076)	(93,669)
Total Bristow Group Inc. stockholders’ equity	931,716	891,707
Noncontrolling interests	(413)	(435)
Total stockholders’ equity	931,303	891,272
Total liabilities and stockholders’ equity	$2,172,192	$2,125,246

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited, in thousands)

	Total Bristow Group Inc. Stockholders’ Equity
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
December 31, 2024	$315	28,628	$742,072	$312,765	$(69,776)	$(93,669)	$(435)	$891,272
Share award amortization	2	225	3,548	—	—	—	—	3,550
Share repurchases	—	(78)	—	—	(2,495)	—	—	(2,495)
Exercise of stock options	—	—	2	—	—	—	—	2
Net income	—	—	—	27,359	—	—	22	27,381
Other comprehensive income	—	—	—	—	—	11,593	—	11,593
March 31, 2025	$317	28,775	$745,622	$340,124	$(72,271)	$(82,076)	$(413)	$931,303

	Total Bristow Group Inc. Stockholders’ Equity
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
December 31, 2023	$311	28,310	$725,773	$217,968	$(65,722)	$(54,643)	$(508)	$823,179
Share award amortization	1	117	3,519	—	—	—	—	3,520
Share repurchases	—	(40)	—	—	(1,016)	—	—	(1,016)
Net income	—	—	—	6,605	—	—	27	6,632
Other comprehensive loss	—	—	—	—	—	(12,105)	—	(12,105)
March 31, 2024	$312	28,387	$729,292	$224,573	$(66,738)	$(66,748)	$(481)	$820,210

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$27,381	$6,632
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization expense	20,247	20,893
Losses on disposal of assets	558	113
Earnings from unconsolidated affiliates	(702)	(1,419)
Deferred income taxes	2,341	(1,174)
Stock-based compensation expense	3,548	3,519
Amortization of deferred financing fees	954	718
Amortization of deferred contract costs	1,426	836
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(36,615)	(5,026)
Inventory, prepaid expenses and other assets	(25,877)	(13,093)
Accounts payable, accrued expenses and other liabilities	6,136	14,680
Net cash provided by (used in) operating activities	(603)	26,679
Cash flows from investing activities:
Capital expenditures	(52,060)	(64,562)
Proceeds from asset dispositions	37	5
Net cash used in investing activities	(52,023)	(64,557)
Cash flows from financing activities:
Proceeds from borrowings	5,831	—
Debt issuance costs	(238)	(810)
Repayments of debt	(4,795)	(3,282)
Exercise of stock options	2	—
Purchase of treasury stock	(2,495)	(1,016)
Net cash used in financing activities	(1,695)	(5,108)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,031)	2,242
Net decrease in cash, cash equivalents and restricted cash	(57,352)	(40,744)
Cash, cash equivalents and restricted cash at beginning of period	251,281	183,662
Cash, cash equivalents and restricted cash at end of period	$193,929	$142,918
Cash paid during the period for:
Interest	$17,670	$16,910
Income taxes, net	$12,929	$6,052

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. BASIS OF PRESENTATION, CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements include the accounts of Bristow Group Inc. and its consolidated entities. Unless the context otherwise indicates, any references to the “Company”, “Bristow”, “we”, “us” and “our” refer to Bristow Group Inc. and its consolidated entities.
The condensed consolidated financial information for the three months ended March 31, 2025 and 2024, has been prepared by the Company in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information reporting on Quarterly Form 10-Q and Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from that which would appear in the annual consolidated financial statements. The condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Summary of Significant Accounting Policies
Basis of Consolidation
The consolidated financial statements include the accounts of Bristow Group Inc., its wholly and majority-owned subsidiaries and entities that meet the criteria of variable interest entities of which the Company is the primary beneficiary. All significant inter-company accounts and transactions are eliminated in consolidation.
Accounting Estimates
The preparation of these condensed consolidated financial statements and accompanying footnotes requires the Company to make estimates and assumptions; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the condensed consolidated statements of operations and comprehensive income (loss), the condensed consolidated balance sheet, the condensed consolidated statements of changes in stockholders’ equity and the condensed consolidated statements of cash flows. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the entire year.
Reclassification
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), requiring a footnote disclosure about specific expenses by requiring public business entities to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes purchases of inventory, employee compensation, depreciation and intangible asset amortization. The tabular disclosure would also include certain other expenses, when applicable. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027 (as amended in the FASB update in January 2025 in ASU 2025-01). The Company is evaluating the potential impact of the adoption of this ASU on its consolidated financial statements.

Note 2. REVENUES
Revenue Recognition
The Company’s customers are primarily major integrated, national and independent offshore energy companies and government agencies. Revenues are generally recognized when the Company satisfies its performance obligations by providing aviation services to its customers in exchange for consideration. The Company disaggregates its revenues by operating segment.
Revenues by Segment. Revenues earned by each segment for the periods reflected in the table below were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Offshore energy services(1)	$239,785	$229,895
Government services	85,943	82,172
Other services	24,802	25,027
Total revenues	$350,530	$337,094
______________________
(1)Includes revenues of approximately $1.6 million for the three months ended March 31, 2024, related to fixed wing revenues in Africa that were previously classified in Other Services.
Deferred revenues are primarily generated by fixed wing services where customers pay for tickets in advance of receiving the Company’s services and advanced payments from helicopter services customers. The Company’s current deferred revenues are recorded under current liabilities and the Company’s long-term deferred revenues are recorded in other liabilities and deferred credits on the condensed consolidated balance sheets.
The Company’s deferred revenues were as follows (in thousands):

	March 31, 2025	December 31, 2024
Short-term	$23,348	$15,186
Long-term	10,050	8,385
Total deferred revenues	$33,398	$23,571
During the three months ended March 31, 2025 and 2024, revenues recognized that had previously been deferred were $5.7 million and $7.3 million, respectively. As of March 31, 2025, the Company anticipates recognizing long-term deferred revenues of approximately $3.1 million in 2026, $4.4 million in 2027, $0.9 million in 2028, $0.3 million in 2029 and $1.3 million thereafter.
Note 3. RELATED PARTY TRANSACTIONS
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
The Company and VIH lease certain aircraft and facilities and from time to time purchase inventory from one another. Revenues from and payments to related parties for the periods reflected in the table below were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues from related parties	$6,856	$7,121
Payments to related parties	$1,647	$1,086
As of March 31, 2025 and December 31, 2024, receivables from related parties included in accounts receivable, net on the condensed consolidated balance sheets were $3.4 million and $1.1 million, respectively.

Note 4. DEBT
Debt as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
6.875% Senior Notes	$395,960	$395,610
UKSAR Debt	201,988	200,273
IRCG Debt	104,000	93,900
Total debt	701,948	689,783
Less short-term borrowings and current maturities of long-term debt	(19,184)	(18,614)
Total long-term debt	$682,764	$671,169
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
As of March 31, 2025 and December 31, 2024, the Company had $4.0 million and $4.4 million, respectively, of unamortized deferred financing fees associated with the 6.875% Senior Notes.
UKSAR Debt — During the three months ended March 31, 2025 and 2024, the Company made principal payments of $4.8 million and $3.3 million, respectively, related to its two thirteen-year secured equipment financings for an aggregate amount up to £145 million with National Westminster Bank Plc as arranger, agent and security trustee (“UKSAR Debt”). As of March 31, 2025 and December 31, 2024, the Company had unamortized deferred financing fees associated with the UKSAR Debt of $9.0 million and $9.1 million, respectively.
IRCG Debt — During the three months ended March 31, 2025, the Company drew approximately $5.8 million (€5.6 million) under this facility. As of March 31, 2025 and December 31, 2024, the Company had unamortized deferred financing fees of $2.9 million and $2.8 million, respectively, associated with its long-term equipment financing for an aggregate amount of up to €100.0 million with National Westminster Bank Plc as the original lender and UK Export Finance guaranteeing 80% of the facility (“IRCG Debt”).
ABL Facility — The Company’s asset-backed revolving credit facility (the “ABL Facility”) provides that amounts borrowed under the ABL Facility (i) are secured by certain accounts receivable owing to the borrower subsidiaries and the deposit accounts into which payments on such accounts receivable are deposited, and (ii) are fully and unconditionally guaranteed as to payment by the Company, as a parent guarantor, and each of Bristow Norway AS, Bristow Helicopters Limited (“BHL”), Bristow U.S. LLC and Era Helicopters, LLC. As of March 31, 2025, the ABL Facility provided for commitments in an aggregate amount of $85.0 million with the ability to increase the total commitments up to a maximum aggregate amount of $120.0 million, subject to the terms and conditions therein.
As of March 31, 2025, there were no outstanding borrowings under the ABL Facility nor had the Company made any draws during the three months ended March 31, 2025. Letters of credit issued under the ABL Facility in the aggregate face amount of $8.8 million were outstanding as of March 31, 2025.

Note 5. FAIR VALUE DISCLOSURES
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
The carrying and fair values of the Company’s debt were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2025
LIABILITIES
6.875% Senior Notes(1)	$395,960	$—	$395,928	$—
UKSAR Debt(2)	201,988	—	206,165	—
IRCG Debt(3)	104,000	—	106,040	—
	$701,948	$—	$708,133	$—
December 31, 2024
LIABILITIES
6.875% Senior Notes(1)	$395,610	$—	$397,872	$—
UKSAR Debt(2)	200,273	—	205,545	—
IRCG Debt(3)	93,900	—	95,912	—
	$689,783	$—	$699,329	$—
___________________
(1)As of March 31, 2025 and December 31, 2024, the carrying values of unamortized deferred financing fees related to the 6.875% Senior Notes were $4.0 million and $4.4 million, respectively.
(2)As of March 31, 2025 and December 31, 2024, the carrying values of unamortized deferred financing fees related to the UKSAR Debt were $9.0 million and $9.1 million, respectively.
(3)As of March 31, 2025 and December 31, 2024, the carrying value of unamortized deferred financing fees related to the IRCG Debt was $2.9 million and $2.8 million, respectively.
Note 6. DERIVATIVE FINANCIAL INSTRUMENTS
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
These foreign exchange hedge contracts, carried at fair value, have maturities of up to approximately 9 months. As of March 31, 2025 and December 31, 2024, total notional amounts of outstanding cash flow hedges were $46.7 million and $82.2 million, respectively. As of March 31, 2025, less than $0.1 million of estimated net losses will be reclassified from accumulated other comprehensive income into earnings within the next 12 months. For the three months ended March 31, 2025, there were no net gains or losses recognized in earnings relating to hedges of forecasted transactions that did not occur.
The Company’s derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. The fair value of the Company’s derivatives is based on valuation methods which project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves and foreign currency rates. The fair value of derivative instruments on the Company’s Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 were as follows, presented on a gross basis (in thousands):

	March 31, 2025		December 31, 2024
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$183	$185	$1,351	$1,871
Note 7. COMMITMENTS AND CONTINGENCIES
Capital Commitments - Fleet
The Company’s unfunded capital commitments as of March 31, 2025 consisted primarily of agreements to purchase helicopters and totaled $169.2 million, payable beginning in 2025.
Included in these commitments are orders to purchase seven AW189 heavy helicopters, two AW139 medium helicopters and five AW169 light twin helicopters. The AW139 helicopters are scheduled to be delivered in 2025, and the AW189 helicopters are scheduled to be delivered in 2025 and 2026. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company has outstanding options to purchase up to ten additional AW189 helicopters and ten additional H135 helicopters. If these options are exercised, the AW189 helicopters would be scheduled for delivery between 2026 and 2028, and the H135 helicopters would be scheduled for delivery between 2027 and 2028. The Company may, from time to time, purchase aircraft for which it has no orders.
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
Note 8. INCOME TAXES
During the three months ended March 31, 2025 and 2024, the Company recorded an income tax expense of $10.2 million, resulting in an effective tax rate of 27.1%, and income tax expense of $2.5 million, resulting in an effective tax rate of 27.4%, respectively.

The effective tax rate during the three months ended March 31, 2025 was impacted by the Company’s global mix of earnings in the current year and deductible business interest expense, partially offset by the recognition of certain deferred tax assets. The effective tax rate during the three months ended March 31, 2024 was impacted by the Company’s global mix of earnings, adjustments to valuation allowances against future realization of losses and deductible business interest expense, partially offset by the recognition of certain deferred tax assets.
Note 9. STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in balances for accumulated other comprehensive income (loss), net of tax (in thousands):

	Currency Translation Adjustments	Pension Liability Adjustments(1)	Unrealized gain (loss) on cash flow hedges(2)	Total
Balance as of December 31, 2024	$(49,903)	$(43,367)	$(399)	$(93,669)

Other comprehensive income	11,119	—	611	11,730
Reclassified from accumulated other comprehensive loss	—	4	(93)	(89)
Income tax expense	—	—	(48)	(48)
Net current period other comprehensive income (loss)	11,119	4	470	11,593
Foreign exchange rate impact	1,328	(1,328)	—	—
Balance as of March 31, 2025	$(37,456)	$(44,691)	$71	$(82,076)
______________________
(1)Reclassification of amounts related to pension liability adjustments included as a component of net periodic pension cost.
(2)Reclassification of amounts related to cash flow hedges included as operating expenses.
Note 10. EARNINGS PER SHARE
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

	Three Months Ended March 31,
	2025	2024
Income:
Net income attributable to Bristow Group Inc.	$27,359	$6,605
Shares of common stock:
Weighted average shares of common stock outstanding – basic	28,667	28,332
Net effect of dilutive stock	1,200	907
Weighted average shares of common stock outstanding – diluted(1)	29,867	29,239

Earnings per common share - basic	$0.95	$0.23
Earnings per common share - diluted	$0.92	$0.23
__________________
(1)Excludes weighted average shares of common stock of 42,511 and 111,233 for the three months ended March 31, 2025 and 2024, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.

Note 11. SEGMENTS
The Company has three reportable segments: Offshore Energy Services, Government Services and Other Services. The Offshore Energy Services segment provides aviation services to, from and between offshore energy installations globally. The Government Services segment provides search and rescue (“SAR”) and support helicopter services to government agencies globally. The Other Services segment is primarily comprised of fixed wing services, dry-leasing of aircraft to third-party operators and part sales. Corporate includes unallocated overhead costs that are not directly associated with the Company’s reportable segments. The Company’s Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), uses segment operating income, in addition to other measures, to assess segment performance and allocate resources.
Financial information by segment for the three months ended March 31, 2025 and 2024 is summarized below (in thousands):

	Offshore Energy Services	Government Services	Other Services	Corporate	Consolidated
Three months ended March 31, 2025
Revenues	$239,785	$85,943	$24,802	$—	$350,530
Less:
Personnel	56,766	24,473	6,072	—	87,311
Repairs and maintenance	46,907	11,361	3,047	—	61,315
Insurance	4,029	2,437	368	—	6,834
Fuel	12,702	2,082	4,091	—	18,875
Leased-in equipment	14,933	9,693	1,423	—	26,049
Other segment costs	37,656	12,871	6,274	—	56,801
Total operating expenses	172,993	62,917	21,275	—	257,185
General and administrative expenses	23,259	9,729	1,595	8,517	43,100
Depreciation and amortization expense	6,870	7,286	2,554	131	16,841
Total costs and expenses	203,122	79,932	25,424	8,648	317,126
Losses on disposal of assets	—	—	—	(558)	(558)
Earnings from unconsolidated affiliates	702	—	—	—	702
Operating income (loss)	$37,365	$6,011	$(622)	$(9,206)	$33,548

	Offshore Energy Services	Government Services	Other Services	Corporate	Consolidated
Three months ended March 31, 2024
Revenues	$229,895	$82,172	$25,027	$—	$337,094
Less:
Personnel	56,277	21,576	6,345	—	84,198
Repairs and maintenance	50,810	12,204	2,709	—	65,723
Insurance	4,389	1,981	281	—	6,651
Fuel	15,280	2,103	4,251	—	21,634
Leased-in equipment	15,554	9,505	1,180	—	26,239
Other segment costs	36,171	9,811	4,628	—	50,610
Total operating expenses	178,481	57,180	19,394	—	255,055
General and administrative expenses	24,412	8,884	1,890	8,161	43,347
Depreciation and amortization expense	7,222	6,818	2,865	264	17,169
Total costs and expenses	210,115	72,882	24,149	8,425	315,571
Losses on disposal of assets	—	—	—	(113)	(113)
Earnings from unconsolidated affiliates	1,419	—	—	—	1,419
Operating income (loss)	$21,199	$9,290	$878	$(8,538)	$22,829

Reconciliation of consolidated income (loss) before taxes for the periods reflected below were as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Operating income (loss):
Offshore Energy Services	$37,365	$21,199
Government Services	6,011	9,290
Other Services	(622)	878
Corporate	(9,206)	(8,538)
Total operating income	33,548	22,829
Interest income	2,118	1,984
Interest expense, net	(9,490)	(9,472)
Other, net	11,388	(6,201)
Total other income (expense), net	4,016	(13,689)
Income before income taxes	$37,564	$9,140

Total depreciation and amortization expense by segment for the periods reflected below were as follows:

	Offshore Energy Services	Government Services	Other Services	Corporate	Consolidated
Three months ended March 31, 2025
Depreciation and amortization expense	$6,870	$7,286	$2,554	$131	$16,841
PBH amortization(1)	2,879	422	105	—	3,406
Total depreciation and amortization expense	$9,749	$7,708	$2,659	$131	$20,247

Three months ended March 31, 2024
Depreciation and amortization expense	$7,222	$6,818	$2,865	$264	$17,169
PBH amortization(1)	3,060	498	168	—	3,726
Total depreciation and amortization expense	$10,282	$7,316	$3,033	$264	$20,895
(1) Included within operating expenses on the condensed consolidated statements of operations.
Capital expenditures by segment for the periods reflected below were as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Offshore Energy Services	$22,695	$1,719
Government Services	28,486	59,531
Other Services	879	3,312
Total capital expenditures	$52,060	$64,562
Segment assets consisting of property and equipment (excluding construction in progress), net of accumulated depreciation and right of use (“ROU”) assets, are reflected below for the periods indicated:

	March 31, 2025	December 31, 2024
Offshore Energy Services	$595,556	$596,687
Government Services	452,380	433,721
Other Services	61,344	62,746
Total segment assets	$1,109,280	$1,093,154
Corporate	2,911	3,156
Construction-in-progress	266,214	244,181
Total long-lived assets	$1,378,405	$1,340,491

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes, included elsewhere herein, as well as our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2025 (the “Annual Report on Form 10-K”). Unless the context otherwise indicates, in this MD&A, any references to the “Company”, “Bristow”, “we”, “us” and “our” refer to Bristow Group Inc. and its consolidated entities.
In the discussions that follow, the terms “Current Quarter”, “Preceding Quarter” and “Prior Year Quarter” refer to the three months ended March 31, 2025, December 31, 2024 and March 31, 2024, respectively.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements about our future business, strategy, operations, capabilities and results; financial projections; plans and objectives of our management; expected actions by us and by third parties, including our customers, competitors, vendors and regulators, and other matters. Some of the forward-looking statements can be identified by the use of words such as “believes," “belief," “forecasts," “expects," “plans," “anticipates," “intends," “projects," “estimates," “may," “might," “will," “would," “could," “should” or other similar words; however, all statements in this Annual Report on Form 10-K, other than statements of historical fact or historical financial results, are forward-looking statements.
Our forward-looking statements reflect our views and assumptions on the date we are filing this Quarterly Report on Form 10-Q regarding future events and operating performance. We believe that they are reasonable, but they involve significant known and unknown risks, uncertainties, assumptions and other factors, many of which may be beyond our control, that may cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks, uncertainties and factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed in Part II, Item 1A, “Risk Factors” of this report and those discussed in other documents we file with the SEC. Accordingly, you should not put undue reliance on any forward-looking statements.
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
•disruptions in global trade, including as a result of tariffs, trade restrictions, retaliatory trade measures or the effect of such actions on trading relationships between the United States and other countries;
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

Overview
Bristow Group Inc. is the leading global provider of innovative and sustainable vertical flight solutions. Bristow primarily provides aviation services to a broad base of offshore energy companies and government entities. Our aviation services include personnel transportation, search and rescue (“SAR”), medevac, fixed wing transportation, unmanned systems and ad-hoc helicopter services. Our business is comprised of three operating segments: Offshore Energy Services, Government Services and Other Services. Our energy customers charter our helicopters primarily to transport personnel to, from and between onshore bases and offshore production platforms, drilling rigs and other installations. Our government customers primarily outsource SAR activities whereby we operate specialized helicopters and provide highly trained personnel. Our other services include fixed wing transportation services through a regional airline and dry-leasing aircraft to third-party operators in support of other industries and geographic markets.
Bristow currently has customers in Australia, Brazil, Canada, Chile, the Dutch Caribbean, the Falkland Islands, India, Ireland, the Kingdom of Saudi Arabia, Mexico, the Netherlands, Nigeria, Norway, Spain, Suriname, Trinidad, the United Kingdom (“UK”) and the United States (“U.S.”).
In general, the winter months are seasonally our lowest revenue periods, with fewer daylight hours resulting in reduced flight hours. For example, operations in the U.S. Gulf of America are often at their highest levels from April to September, as daylight hours increase, and are at their lowest levels from December to February, as daylight hours decrease. See “Segments and Markets” in Part I, Item 1, “Business” of our Annual Report on Form 10-K for further discussion on seasonality.
Recent Developments
Tariffs and Trading Relationships
In March 2025, the U.S. government implemented 25% tariffs on steel and aluminum products, which may include some aircraft parts. In April 2025, the U.S. government announced a baseline tariff of 10% on products imported from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits. Increased tariffs by the U.S. have led, and may continue to lead, to the imposition of retaliatory tariffs by foreign jurisdictions. Additionally, the U.S. government has announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. Current uncertainties about tariffs and their effects on trading relationships may affect costs for and availability of aircraft components and parts required for repairs and maintenance of our helicopters or contribute to inflation in the markets in which we operate. Although we are continuing to monitor the economic effects of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs remain uncertain.

Fleet Information
The following table identifies the types of aircraft that comprise our fleet and the number of those aircraft in our fleet as of March 31, 2025.

	Number of Aircraft
Type	Owned Aircraft(1)	Leased Aircraft	Total Aircraft	Maximum Passenger Capacity	Average Age (years)(2)
Heavy Helicopters:
S92	34	29	63	19	15
AW189	19	4	23	16	8
	53	33	86
Medium Helicopters:
AW139	49	4	53	12	14
S76 D/C++	13	—	13	12	13
AS365	1	—	1	12	35
	63	4	67
Light—Twin Engine Helicopters:
AW109	3	—	3	7	18
H135/EC135	12	1	13	6	12
	15	1	16
Light—Single Engine Helicopters:
AS350	12	—	12	4	26
AW119	13	—	13	7	18
	25	—	25
Total Helicopters	156	38	194		15
Fixed Wing	9	4	13
Unmanned Aerial Systems (“UAS”)	4	—	4
Total Fleet	169	42	211
______________________
(1)Does not include certain aircraft shown in the under construction line in the fleet table. Upon completion of additional configuration, the newly delivered aircraft will appear in the fleet table above when placed into service.
(2)Reflects the average age of helicopters that are owned by the Company.
The table below presents the number of aircraft in our fleet as of March 31, 2025, their distribution among the segments through which we operate as a percentage of total revenues for the three months ended March 31, 2025, and the number of aircraft not yet reflected in our fleet as they were on order or under construction as of March 31, 2025.

	Percentage of Total Revenues	Helicopters				Fixed Wing	UAS
		Heavy	Medium	Light Twin	Light Single			Total
Offshore Energy Services	68%	57	58	13	—	1	—	129
Government Services	25%	29	6	3	20	—	4	62
Other Services	7%	—	3	—	5	12	—	20
Total	100%	86	67	16	25	13	4	211
Aircraft not currently in fleet:
Under construction(1)		10	5	2	—	—	—	17
On order(2)		—	—	5	—	—	—	5
Options(3)		10	—	10	—	—	—	20
______________________
(1)Under construction reflects new aircraft that the Company has either taken ownership of and are undergoing additional configuration before being placed into service or are currently under construction by the Original Equipment Manufacturer (“OEM”) and pending delivery. Includes ten AW189 heavy helicopters (of which three were delivered and are undergoing additional configuration), five AW139 medium helicopters (of which three were delivered and are undergoing additional configuration) and two H135 light-twin helicopters (of which two were delivered and are undergoing additional configuration).
(2)On order reflects aircraft that the Company has commitments to purchase but construction has not yet begun. Includes five AW169 light-twin helicopters.
(3)Options include 10 AW189 heavy helicopters and 10 H135 light-twin helicopters.
The management of our fleet involves a careful evaluation of the expected demand for helicopter services across global markets, segments, and the types of helicopters needed to meet this demand. Heavy and medium helicopters fly longer distances and can carry heavier payloads than light helicopters and are usually equipped with sophisticated avionics permitting them to operate in more demanding weather conditions and difficult climates. Heavy and medium helicopters are most commonly used for crew changes on large offshore production facilities and drilling rigs servicing the offshore energy industry and for SAR operations.

Results of Operations for Current Quarter compared to Preceding Quarter
(in thousands, except percentages)
The following table presents our operating results and other statement of operations information for the three months ended March 31, 2025 and December 31, 2024.

	Three Months Ended
	March 31, 2025	December 31, 2024	Favorable (Unfavorable)
Revenues:
Offshore Energy Services	$239,785	$240,164	$(379)	(0.2)%
Government Services	85,943	82,558	3,385	4.1%
Other Services	24,802	30,804	(6,002)	(19.5)%
Total revenues	350,530	353,526	(2,996)	(0.8)%

Operating income (loss):
Offshore Energy Services	37,365	34,346	3,019	8.8%
Government Services	6,011	2,266	3,745	nm
Other Services	(622)	3,623	(4,245)	nm
Corporate	(9,206)	(8,431)	(775)	(9.2)%
Total operating income	33,548	31,804	1,744	5.5%
Interest income	2,118	2,249	(131)	(5.8)%
Interest expense, net	(9,490)	(9,064)	(426)	(4.7)%
Other, net	11,388	(6,173)	17,561	nm
Total other income (expense), net	4,016	(12,988)	17,004	nm
Income before income taxes	37,564	18,816	18,748	99.6%
Income tax benefit (expense)	(10,183)	12,952	(23,135)	nm
Net income	27,381	31,768	(4,387)	(13.8)%
Net loss (income) attributable to noncontrolling interests	(22)	25	(47)	nm
Net income attributable to Bristow Group Inc.	$27,359	$31,793	$(4,434)	(13.9)%

Operating income margins:
Offshore Energy Services	16%	14%
Government Services	7%	3%
Other Services	(3)%	12%

Total Revenues by Segment
(in thousands, except percentages)

	Three Months Ended
	March 31, 2025	December 31, 2024	Favorable (Unfavorable)
Offshore Energy Services
Europe	$101,218	$105,686	$(4,468)	(4.2)%
Americas	91,569	89,651	1,918	2.1%
Africa	46,998	44,827	2,171	4.8%
Total Offshore Energy Services	$239,785	$240,164	$(379)	(0.2)%
Government Services	85,943	82,558	3,385	4.1%
Other Services	24,802	30,804	(6,002)	(19.5)%
	$350,530	$353,526	$(2,996)	(0.8)%

Flight Hours by Segment

	Three Months Ended
	March 31, 2025	December 31, 2024	Favorable (Unfavorable)
Offshore Energy Services
Europe	8,749	9,395	(646)	(6.9)%
Americas	10,002	10,505	(503)	(4.8)%
Africa	4,680	4,239	441	10.4%
Total Offshore Energy Services	23,431	24,139	(708)	(2.9)%
Government Services	3,941	4,242	(301)	(7.1)%
Other Services	3,400	3,585	(185)	(5.2)%
	30,772	31,966	(1,194)	(3.7)%
Quarterly Results of Operations
Offshore Energy Services. Revenues from Offshore Energy Services were $0.4 million lower in the Current Quarter compared to the Preceding Quarter. Revenues in Europe were $4.5 million lower primarily due to lower utilization in the UK. Revenues in the Americas were $1.9 million higher primarily due to higher utilization of heavy helicopters in the U.S. Revenues in Africa were $2.2 million higher primarily due to increased aircraft capacity and increased utilization. Operating income was $3.0 million higher in the Current Quarter primarily due to lower operating expenses. Repairs and maintenance expense was $7.1 million lower primarily due to lower power-by-the-hour (“PBH”) expenses of $2.6 million, timing of repairs of $2.4 million and increased vendor credits of $1.5 million. These decreases were partially offset by higher other operating costs of $3.2 million including training costs due to increased activity in the Current Quarter and the absence of a favorable property tax adjustment recognized in the Preceding Quarter.
Government Services. Revenues from Government Services were $3.4 million higher in the Current Quarter primarily due to the commencement of the Irish Coast Guard ("IRCG") contract in late 2024. Operating income was $3.7 million higher in the Current Quarter primarily due to the higher revenues.
Other Services. Revenues from Other Services were $6.0 million lower in the Current Quarter primarily due to lower seasonal utilization in Australia of $4.6 million, unfavorable foreign exchange rate impacts of $0.7 million and lower dry-lease revenues of $0.7 million. Operating income was $4.2 million lower in the Current Quarter due to these lower revenues, partially offset by lower expenses. Fuel costs were $0.6 million lower primarily due to fewer flight hours. Other operating costs were $0.5 million lower primarily due to lower activity.
Corporate. Total operating losses for Corporate were $0.8 million higher than the Preceding Quarter primarily due to increased general and administrative expenses of $0.3 million and increased losses on disposal of assets of $0.5 million. During the Current Quarter, the Company disposed of certain non-aircraft assets, resulting in a net loss of $0.6 million. During the Preceding Quarter, the Company sold three AS350 light single engine helicopters and disposed of two S92 heavy helicopters, one S76C++ medium helicopter, one A109 light-twin helicopter and various other assets, resulting in net losses of $0.1 million.
Other, net.
Other income, net of $11.4 million in the Current Quarter primarily resulted from higher foreign exchange gains. Other expense, net of $6.2 million in the Preceding Quarter primarily resulted from foreign exchange losses of $12.6 million, partially offset by an insurance recovery of $4.5 million and a favorable interest adjustment to the Company’s pension liability of $1.7 million.
Income tax benefit (expense).
Income tax expense was $10.2 million in the Current Quarter compared to an income tax benefit of $13.0 million in the Preceding Quarter. Income tax expense in the Current Quarter was primarily due to the earnings mix of the Company's global operations and deductible business interest expense, partially offset by the recognition of certain deferred tax assets.

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
Summary of Cash Flows

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$(603)	$26,679
Investing activities	(52,023)	(64,557)
Financing activities	(1,695)	(5,108)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,031)	2,242
Net decrease in cash, cash equivalents and restricted cash	$(57,352)	$(40,744)
Operating Activities
Operating cash flows were $27.3 million lower in the Current Quarter primarily due to working capital changes, partially offset by an increase in operating income. Working capital uses of $56.4 million in the Current Quarter primarily resulted from an increase in accounts receivables due to the timing of customer payments, an increase in other assets related to start-up costs for new Government Services contracts and increases in inventory to support new contracts and to mitigate risks related to supply chain constraints. Working capital uses of $3.4 million in the Prior Year Quarter were primarily due to decreases in accrued liabilities and an increase in inventory.
Investing Activities
During the Current Quarter, net cash used in investing activities was $52.0 million primarily consisting of:
•Capital expenditures of $52.1 million primarily related to payments for aircraft, leasehold improvements and purchases of equipment, partially offset by
•Proceeds from the sale of assets were less than $0.1 million.
During the Prior Year Quarter, net cash used in investing activities was $64.6 million primarily consisting of:
•Capital expenditures of $64.6 million primarily related to payments for aircraft, purchases of equipment and leasehold improvements.
Financing Activities
During the Current Quarter, net cash used in financing activities was $1.7 million primarily consisting of:
•Proceeds from borrowings of $5.8 million, partially offset by
•Net repayments of debt of $4.8 million related to the principal of secured equipment term loans,
•Stock repurchases of $2.5 million, and
•Payments on debt issuance costs of $0.2 million.
During the Prior Year Quarter, net cash used in financing activities was $5.1 million primarily consisting of:
•Net repayments of debt of $3.3 million related to the principal of secured equipment term loans,
•Stock repurchases of $1.0 million, and
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
As of March 31, 2025, approximately 70% of our total cash balance was held outside the U.S. Most of our cash held outside the U.S. could be repatriated to the U.S., and any such repatriation could be subject to additional taxes. If cash held by non-U.S. operations is required for funding operations in the U.S., we may make a provision for additional taxes in connection with repatriating this cash, which is not expected to have a significant impact on our results of operations.
We have no near-term debt maturities, other than the current portion of long-term debt of $19.2 million, and believe that our cash flows from operations and other sources of liquidity will continue to be sufficient in fulfilling our capital requirements and other obligations. Our long-term liquidity is dependent upon our ability to generate operating profits sufficient to meet our requirements for working capital, debt service, capital expenditures and a reasonable return on investment. As of March 31, 2025, we had $191.1 million of unrestricted cash and $63.2 million of remaining availability under our ABL Facility for total liquidity of $254.3 million.
As of March 31, 2025, our total debt balance, net of deferred financing fees, was $701.9 million and was primarily comprised of the 6.875% Senior Notes due in March 2028 and the UKSAR Debt and IRCG Debt maturing in March 2036 and June 2031, respectively.
We plan to use a combination of cash on hand, operating cash flows, debt financing and aircraft leasing to fund our projected future capital expenditures, which include our aircraft purchase commitments, infrastructure and other growth expenditure plans, primarily in support of new long-term contracts such as the UKSAR2G and IRCG contracts, among other growth opportunities.
Contractual Obligations and Commercial Commitments
We have various contractual obligations that are recorded as liabilities on our consolidated balance sheets. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities on our consolidated balance sheets.
As of March 31, 2025, we had unfunded capital commitments of $169.2 million, consisting primarily of agreements to purchase seven AW189 heavy helicopters, two AW139 medium helicopters and five AW169 light twin helicopters. The AW139 helicopters are scheduled to be delivered in 2025, and the AW189 helicopters are scheduled to be delivered in 2025 and 2026. Delivery dates for the AW169 helicopters have yet to be determined. In addition, the Company has outstanding options to purchase up to ten additional AW189 helicopters and ten additional H135 helicopters. If these options are exercised, the AW189 helicopters would be scheduled for delivery between 2026 and 2028, and the H135 helicopters would be scheduled for delivery between 2027 and 2028. The Company may, from time to time, purchase aircraft for which it has no orders.
As of March 31, 2025, $34.0 million of our unfunded capital commitments may be terminated without further liability other than aggregate liquidated damages of approximately $1.1 million. If we do not exercise our rights to cancel these capital commitments, we expect to finance the remaining acquisition costs for these helicopters through a combination of cash on hand, cash provided by operating activities, asset sales and financing options.
Lease Obligations
From time to time, we may, under favorable market conditions and when necessary, enter into opportunistic aircraft lease agreements in support of our global operations.

We have non-cancelable operating leases in connection with the lease of certain equipment, including leases for aircraft, and land and facilities used in our operations. The related lease agreements, which range from non-cancelable to month-to-month terms, generally provide for fixed monthly rentals and can also include renewal options. As of March 31, 2025, aggregate undiscounted future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year were as follows (in thousands):

	Aircraft	Other	Total
Remaining in 2025	$60,493	$8,649	$69,142
2026	71,008	9,134	80,142
2027	50,820	6,196	57,016
2028	34,181	4,930	39,111
2029	13,421	2,650	16,071
Thereafter	19,447	7,158	26,605
	$249,370	$38,717	$288,087
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

March 31, 2025
Current assets	$2,483,599
Non-current assets	$2,392,118
Current liabilities	$1,846,003
Non-current liabilities	$695,182

Three Months Ended March 31, 2025
Total revenues	$186,146
Operating income	$17,509
Net income	$26,653
Net income attributable to Bristow Group Inc.	$26,602
Critical Accounting Estimates
See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” of the Annual Report on Form 10-K for a discussion of our critical accounting estimates. There have been no material changes to our critical accounting policies and estimates since the Annual Report on Form 10-K.
For discussion of recent accounting pronouncements and accounting changes, see Part I, Item 1, “Financial Statements”, Note 1 in this Quarterly Report on Form 10-Q.

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
For additional information about our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Annual Report on Form 10-K. Our exposure to market risk has not changed materially since December 31, 2024.
Item 4. Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated, with reasonable assurance, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.
During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
For a detailed discussion of our risk factors, see Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information regarding our repurchases of shares of our common stock on a monthly basis during the three months ended March 31, 2025:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
January 1, 2025 - January 31, 2025	—	$—	—	$40,000,000
February 1, 2025 - February 28, 2025	1,355	$33.87	—	$125,000,000
March 1, 2025 - March 31, 2025	76,111	$32.15	—	$125,000,000
___________________________
(1)Reflects 77,466 shares purchased in connection with the surrender of stock by employees to satisfy certain tax withholding obligations. These repurchases are not a part of our publicly announced program and do not affect our Board-approved stock repurchase program.
(2) On February 26, 2025, the Company announced that its Board of Directors approved a new $125.0 million stock repurchase program. Concurrently, the prior program was terminated, which had $40.0 million remaining from the original $40.0 million authorized. Purchases of the Company’s common stock under the stock repurchase program may be made in the open market, including pursuant to a Rule 10b5-1 program, by block repurchases, in private transactions (including with related parties) or otherwise, from time to time, depending on market conditions. The stock repurchase program has no expiration date and may be suspended or discontinued at any time without notice, subject to any changes in applicable law or regulations thereunder.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.
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
DATE: May 6, 2025