Form 10-Q
period 2025-06-30
Bristow Group Inc.
filed 2025-08-06
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	001-35701
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware		72-1455213
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

3151 Briarpark Drive, Suite 700
Houston,	Texas	77042
(Address of Principal Executive Offices)		(Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
The total number of shares of common stock (in thousands), par value $0.01 per share, outstanding as of July 31, 2025 was 28,814. The Registrant has no other class of common stock outstanding.

BRISTOW GROUP INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$376,429	$359,749	$726,959	696,843
Costs and expenses:
Operating expenses
Personnel	88,729	77,913	176,040	162,111
Repairs and maintenance	64,788	69,143	126,103	134,866
Insurance	6,149	6,212	12,983	12,863
Fuel	20,399	22,876	39,274	44,510
Leased-in equipment	26,515	25,449	52,564	51,688
Other	71,911	52,040	128,712	102,650
Total operating expenses	278,491	253,633	535,676	508,688
General and administrative expenses	44,375	44,933	87,475	88,280
Depreciation and amortization expense	17,312	16,848	34,153	34,017
Total costs and expenses	340,178	315,414	657,304	630,985
Gains (losses) on disposal of assets	6,209	(224)	5,651	(337)
Earnings from unconsolidated affiliates	180	651	882	2,070
Operating income	42,640	44,762	76,188	67,591
Interest income	2,039	2,142	4,157	4,126
Interest expense, net	(10,034)	(9,385)	(19,524)	(18,857)
Other, net	17,577	(83)	28,965	(6,284)
Total other income (expense), net	9,582	(7,326)	13,598	(21,015)
Income before income taxes	52,222	37,436	89,786	46,576
Income tax expense	(20,443)	(9,245)	(30,626)	(11,753)
Net income	31,779	28,191	59,160	34,823
Net income attributable to noncontrolling interests	(31)	(34)	(53)	(61)
Net income attributable to Bristow Group Inc.	$31,748	$28,157	$59,107	$34,762
Earnings per common share:
Basic	$1.10	$0.99	$2.06	$1.22
Diluted	$1.07	$0.96	$1.98	$1.19
Weighted average shares of common stock outstanding:
Basic	28,824	28,476	28,746	28,404
Diluted	29,788	29,462	29,826	29,334

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$31,779	$28,191	$59,160	$34,823
Other comprehensive income (loss):
Currency translation adjustments	25,728	(800)	38,175	(9,383)
Pension liability adjustment	(2,751)	(18)	(4,075)	303
Unrealized losses on cash flow hedges, net	(769)	(55)	(299)	(3,898)
Total other comprehensive income (loss), net of tax	22,208	(873)	33,801	(12,978)
Total comprehensive income	53,987	27,318	92,961	21,845
Net comprehensive income attributable to noncontrolling interests	(31)	(34)	(53)	(61)
Total comprehensive income attributable to Bristow Group Inc.	$53,956	$27,284	$92,908	$21,784

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$251,771	$247,503
Restricted cash	4,083	3,778
Accounts receivable, net of allowance of $47 and $42, respectively	226,692	211,590
Inventories	135,567	114,509
Prepaid expenses and other current assets	52,060	42,078
Total current assets	670,173	619,458
Property and equipment, net of accumulated depreciation of $313,132 and $273,481, respectively	1,163,152	1,076,221
Investment in unconsolidated affiliates	23,306	22,424
Right-of-use assets	259,961	264,270
Other assets	171,434	142,873
Total assets	$2,288,026	$2,125,246
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$109,192	$83,462
Accrued wages, benefits and related taxes	49,733	54,406
Income taxes payable and other accrued taxes	21,135	16,229
Deferred revenue	24,262	15,186
Accrued maintenance and repairs	32,948	30,698
Current portion of operating lease liabilities	81,155	78,359
Accrued interest and other accrued liabilities	27,928	28,946
Current maturities of long-term debt	24,779	18,614
Total current liabilities	371,132	325,900
Long-term debt, less current maturities	680,412	671,169
Other liabilities and deferred credits	25,062	8,937
Deferred taxes	49,850	39,019
Long-term operating lease liabilities	177,582	188,949
Total liabilities	$1,304,038	$1,233,974
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value, 110,000 authorized; 28,816 and 28,628 outstanding, respectively	319	315
Additional paid-in capital	750,421	742,072
Retained earnings	371,772	312,765
Treasury stock, at cost; 2,961 and 2,692 shares, respectively	(78,274)	(69,776)
Accumulated other comprehensive loss	(59,868)	(93,669)
Total Bristow Group Inc. stockholders’ equity	984,370	891,707
Noncontrolling interests	(382)	(435)
Total stockholders’ equity	983,988	891,272
Total liabilities and stockholders’ equity	$2,288,026	$2,125,246

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited, in thousands)

	Total Bristow Group Inc. Stockholders’ Equity
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
December 31, 2024	$315	28,628	$742,072	$312,765	$(69,776)	$(93,669)	$(435)	$891,272
Share award amortization	2	225	3,548	—	—	—	—	3,550
Share repurchases	—	(78)	—	—	(2,495)	—	—	(2,495)
Exercise of stock options	—	—	2	—	—	—	—	2
Net income	—	—	—	27,359	—	—	22	27,381
Other comprehensive income	—	—	—	—	—	11,593	—	11,593
March 31, 2025	$317	28,775	$745,622	$340,124	$(72,271)	$(82,076)	$(413)	$931,303
Share award amortization	2	232	4,777	—	—	—	—	4,779
Share repurchases	—	(191)	—	—	(6,003)	—	—	(6,003)
Exercise of stock options	—	—	2	—	—	—	—	2
Net income	—	—	—	31,748	—	—	31	31,779
Capital contribution to affiliates	—	—	20	(100)	—	—	—	(80)
Other comprehensive income	—	—	—	—	—	22,208	—	22,208
June 30, 2025	$319	28,816	$750,421	$371,772	$(78,274)	$(59,868)	$(382)	$983,988

	Total Bristow Group Inc. Stockholders’ Equity
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
December 31, 2023	$311	28,310	$725,773	$217,968	$(65,722)	$(54,643)	$(508)	$823,179
Share award amortization	1	117	3,519	—	—	—	—	3,520
Share repurchases	—	(40)	—	—	(1,016)	—	—	(1,016)
Net income	—	—	—	6,605	—	—	27	6,632
Other comprehensive loss	—	—	—	—	—	(12,105)	—	(12,105)
March 31, 2024	$312	28,387	$729,292	$224,573	$(66,738)	$(66,748)	$(481)	$820,210
Share award amortization	3	313	4,048	—	—	—	—	4,051
Share repurchases	—	(83)	—	—	(2,910)	—	—	(2,910)
Net income	—	—	—	28,157	—	—	34	28,191
Other comprehensive loss	—	—	—	—	—	(873)	—	(873)
June 30, 2024	$315	28,617	$733,340	$252,730	$(69,648)	$(67,621)	$(447)	$848,669

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$59,160	$34,823
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization expense	41,146	41,468
Losses (gains) on disposal of assets	(5,651)	337
Earnings from unconsolidated affiliates	(882)	(2,070)
Deferred income taxes	12,048	(5,843)
Stock-based compensation expense	8,325	7,567
Amortization of deferred financing fees	2,521	1,511
Amortization of deferred contract costs	4,046	1,679
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(2,865)	(15,872)
Inventory, prepaid expenses and other assets	(62,991)	(23,001)
Accounts payable, accrued expenses and other liabilities	43,579	19,745
Net cash provided by operating activities	98,436	60,344
Cash flows from investing activities:
Capital expenditures	(83,677)	(114,916)
Proceeds from asset dispositions	24,089	4,409
Net cash used in investing activities	(59,588)	(110,507)
Cash flows from financing activities:
Proceeds from borrowings	5,831	56,997
Debt issuance costs	(238)	(2,200)
Repayments of debt	(24,885)	(7,253)
Exercise of stock options	4	—
Purchase of treasury stock	(8,498)	(3,926)
Net cash provided by (used in) financing activities	(27,786)	43,618
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,489)	4,718
Net increase (decrease) in cash, cash equivalents and restricted cash	4,573	(1,827)
Cash, cash equivalents and restricted cash at beginning of period	251,281	183,662
Cash, cash equivalents and restricted cash at end of period	$255,854	$181,835
Cash paid during the period for:
Interest	$24,329	$20,802
Income taxes, net	$18,806	$13,328

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
The condensed consolidated financial information for the three and six months ended June 30, 2025 and 2024, has been prepared by the Company in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information reporting on Quarterly Form 10-Q and Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from that which would appear in the annual consolidated financial statements. The condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Revenues by Segment. Revenues earned by each segment for the periods reflected in the table below were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Offshore Energy Services(1)	$252,810	$249,693	$492,595	$479,588
Government Services	92,499	79,578	178,442	161,750
Other Services	31,120	30,478	55,922	55,505
Total Revenues	$376,429	$359,749	$726,959	$696,843
______________________
(1)Includes revenues of approximately $4.2 million and $5.8 million for the three and six months ended June 30, 2024, respectively, related to fixed wing revenues in Africa that were previously classified in Other Services.
Deferred revenues are primarily generated by advanced payments from offshore energy companies and government agencies and fixed wing services where customers pay for tickets in advance of receiving the Company’s service. The Company’s current deferred revenues are recorded under current liabilities, and the Company’s long-term deferred revenues are recorded in other liabilities and deferred credits on the condensed consolidated balance sheets.
The Company’s deferred revenues were as follows (in thousands):

	June 30, 2025	December 31, 2024
Short-term	$24,262	$15,186
Long-term	24,589	8,385
Total deferred revenues	$48,851	$23,571
During the six months ended June 30, 2025 and 2024, revenues recognized that had previously been deferred were $8.6 million and $10.3 million, respectively. As of June 30, 2025, the Company anticipates recognizing long-term deferred revenues of approximately $4.8 million in 2026, $9.4 million in 2027, $4.4 million in 2028, $1.0 million in 2029 and $5.0 million thereafter.
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
The Company and VIH lease certain aircraft and facilities and from time to time purchase inventory from one another. Revenues from and payments to related parties for the periods reflected in the table below were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues from related parties	$6,813	$10,038	$13,669	$17,159
Payments to related parties	$1,037	$1,002	$2,684	$2,088

As of June 30, 2025 and December 31, 2024, receivables from related parties included in accounts receivable, net on the condensed consolidated balance sheets were $1.0 million and $1.1 million, respectively.
Note 4. DEBT
Debt as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
6.875% Senior Notes	$396,314	$395,610
UKSAR Debt	195,396	200,273
IRCG Debt	113,481	93,900
Total debt	705,191	689,783
Less current maturities of long-term debt	(24,779)	(18,614)
Total long-term debt	$680,412	$671,169
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
As of June 30, 2025 and December 31, 2024, the Company had $3.7 million and $4.4 million, respectively, of unamortized deferred financing fees associated with the 6.875% Senior Notes.
UKSAR Debt — During the six months ended June 30, 2025 and 2024, the Company made principal payments of $24.9 million and $7.3 million, respectively, related to its long term secured equipment financings for an aggregate amount up to £200 million with National Westminster Bank Plc as arranger, agent and security trustee (“UKSAR Debt”). Included in the 2025 principal payments were $15.3 million (£11.2 million) voluntary prepayments. As of June 30, 2025 and December 31, 2024, the Company had unamortized deferred financing fees associated with the UKSAR Debt of $8.5 million and $9.1 million, respectively.
IRCG Debt — In February 2025, the Company drew approximately $5.8 million (€5.6 million) under this facility. As of June 30, 2025 and December 31, 2024, the Company had unamortized deferred financing fees of $2.7 million and $2.8 million, respectively, associated with its long-term equipment financing for an aggregate amount of up to €100.0 million with National Westminster Bank Plc as the original lender and UK Export Finance guaranteeing 80% of the facility (“IRCG Debt”). The first principal payment due under this facility is in June 2026.
ABL Facility — The Company’s asset-backed revolving credit facility (the “ABL Facility”) provides that amounts borrowed under the ABL Facility (i) are secured by certain accounts receivable owing to the borrower subsidiaries and the deposit accounts into which payments on such accounts receivable are deposited, and (ii) are fully and unconditionally guaranteed as to payment by the Company, as a parent guarantor, and each of Bristow Norway AS, Bristow Helicopters Limited (“BHL”), Bristow U.S. LLC and Era Helicopters, LLC. As of June 30, 2025, the ABL Facility provided for commitments in an aggregate amount of $85.0 million with the ability to increase the total commitments up to a maximum aggregate amount of $120.0 million, subject to the terms and conditions therein.
As of June 30, 2025, there were no outstanding borrowings under the ABL Facility nor had the Company made any draws during the six months ended June 30, 2025. Letters of credit issued under the ABL Facility in the aggregate face amount of $9.4 million were outstanding as of June 30, 2025.

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
The carrying and fair values of the Company’s debt were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2025
LIABILITIES
6.875% Senior Notes(1)	$396,314	$—	$408,866	$—
UKSAR Debt(2)	195,396	—	195,558	—
IRCG Debt(3)	113,481	—	115,041	—
	$705,191	$—	$719,465	$—
December 31, 2024
LIABILITIES
6.875% Senior Notes(1)	$395,610	$—	$397,872	$—
UKSAR Debt(2)	200,273	—	205,545	—
IRCG Debt(3)	93,900	—	95,912	—
	$689,783	$—	$699,329	$—
___________________
(1)As of June 30, 2025 and December 31, 2024, the carrying values of unamortized deferred financing fees related to the 6.875% Senior Notes were $3.7 million and $4.4 million, respectively.
(2)As of June 30, 2025 and December 31, 2024, the carrying values of unamortized deferred financing fees related to the UKSAR Debt were $8.5 million and $9.1 million, respectively.
(3)As of June 30, 2025 and December 31, 2024, the carrying value of unamortized deferred financing fees related to the IRCG Debt was $2.7 million and $2.8 million, respectively.
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
These foreign exchange hedge contracts, carried at fair value, have maturities of up to approximately 12 months. As of June 30, 2025 and December 31, 2024, total notional amounts of outstanding cash flow hedges were $59.2 million and $82.2 million, respectively. As of June 30, 2025, the estimated amount of net losses expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months is $1.1 million.
The Company’s derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. The fair value of the Company’s derivatives is based on valuation methods which project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves and foreign currency rates. The fair value of derivative instruments on the Company’s Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 were as follows, presented on a gross basis (in thousands):

	June 30, 2025		December 31, 2024
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$886	$1,967	$1,351	$1,871
Note 7. COMMITMENTS AND CONTINGENCIES
Capital Commitments - Fleet
The Company’s unfunded capital commitments as of June 30, 2025 consisted primarily of agreements to purchase helicopters and totaled $128.5 million, payable beginning in 2025.
Included in these commitments are orders to purchase seven AW189 heavy helicopters and one AW139 medium helicopter. The AW139 helicopter is scheduled to be delivered in 2025, and the AW189 helicopters are scheduled to be delivered in 2025 and 2026. In addition, the Company has outstanding options to purchase up to ten additional AW189 helicopters and ten additional H135 helicopters. If these options are exercised, the AW189 helicopters would be scheduled for delivery between 2026 and 2028, and the H135 helicopters would be scheduled for delivery between 2027 and 2028. The Company may, from time to time, purchase aircraft for which it has no orders.
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
Note 8. INCOME TAXES
During the three months ended June 30, 2025 and 2024, the Company recorded an income tax expense of $20.4 million, resulting in an effective tax rate of 39.1%, and income tax expense of $9.2 million, resulting in an effective tax rate of 24.7%, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded an income tax expense of $30.6 million, resulting in an effective tax rate of 34.1%, and income tax expense of $11.8 million, resulting in an effective tax rate of 25.2%, respectively.
The effective tax rate during the six months ended June 30, 2025 was impacted by the Company’s global mix of earnings in the current year and deductible business interest expense, partially offset by the recognition of certain deferred tax assets. The effective tax rate during the six months ended June 30, 2024 was impacted by the Company’s global mix of earnings, adjustments to valuation allowances against future realization of losses and deductible business interest expense, partially offset by the recognition of certain deferred tax assets.
In July 2025, a new tax bill referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S. As part of the new tax law, the OBBBA extends key elements of the previous Tax Cuts and Jobs Act enacted on December 22, 2017, including the 21% U.S. Federal statutory tax rate, business interest expense deduction limits, 100% bonus depreciation, domestic research cost expensing, and various expiring international provisions, with certain modifications. Pursuant to Accounting Standards Codification (“ASC”) 740 - Income Taxes, changes in tax rates and tax law are required to be recognized in the period in which the legislation is enacted. As such, the Company will continue to evaluate the impact of this legislation and will include any necessary adjustments in the Company's future filings.
Note 9. STOCKHOLDERS’ EQUITY
Share Repurchases
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
During the three and six months ended June 30, 2025, the Company repurchased 119,841 shares of common stock in open market transactions for gross consideration of $3.9 million, which represents an average cost per share of $32.41. As of June 30, 2025, $121.1 million remained available of the $125.0 million stock repurchase program authorized in February 2025.
Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in balances for accumulated other comprehensive income (loss), net of tax (in thousands):

	Currency Translation Adjustments	Pension Liability Adjustments(1)	Unrealized gain (loss) on cash flow hedges(2)	Total
Balance as of December 31, 2024	$(49,903)	$(43,367)	$(399)	$(93,669)

Other comprehensive income	11,119	—	611	11,730
Reclassified from accumulated other comprehensive loss	—	4	(93)	(89)
Income tax expense	—	—	(48)	(48)
Net current period other comprehensive income (loss)	11,119	4	470	11,593
Foreign exchange rate impact	1,328	(1,328)	—	—
Balance as of March 31, 2025	$(37,456)	$(44,691)	$71	$(82,076)

Other comprehensive income (loss)	22,972	—	(1,524)	21,448
Reclassified from accumulated other comprehensive loss	—	5	444	449
Income tax benefit	—	—	311	311
Net current period other comprehensive income (loss)	22,972	5	(769)	22,208
Foreign exchange rate impact	2,756	(2,756)	—	—
Balance as of June 30, 2025	$(11,728)	$(47,442)	$(698)	$(59,868)
______________________
(1)Reclassification of amounts related to pension liability adjustments included as a component of net periodic pension cost.
(2)Reclassification of amounts related to cash flow hedges included as operating expenses.

Note 10. EARNINGS PER SHARE
The Company’s basic earnings per common share are computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the relevant period. Diluted earnings per common share of the Company are computed by dividing income available to common stockholders by the weighted average number of common shares issued and outstanding, inclusive of the effect of potentially dilutive securities (such as options to purchase common shares and restricted stock units and awards which were outstanding during the period but were anti-dilutive) through the application of the treasury method and/or the if-converted method, when applicable. The following table shows the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income:
Net income attributable to Bristow Group Inc.	$31,748	$28,157	$59,107	$34,762
Shares of common stock:
Weighted average shares of common stock outstanding – basic	28,824	28,476	28,746	28,404
Net effect of dilutive stock	964	986	1,080	930
Weighted average shares of common stock outstanding – diluted(1)	29,788	29,462	29,826	29,334

Earnings per common share - basic	$1.10	$0.99	$2.06	$1.22
Earnings per common share - diluted	$1.07	$0.96	$1.98	$1.19
__________________
(1)Excludes weighted average shares of common stock of 440,831 and 34,265 for the three months ended June 30, 2025 and 2024, respectively, and 301,988 and 150,114 for the six months ended June 30, 2025 and 2024, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.

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
Financial information by segment for the three months ended June 30, 2025 and 2024 is summarized below (in thousands):

	Offshore Energy Services	Government Services	Other Services	Corporate	Consolidated
Three months ended June 30, 2025
Revenues	$252,810	$92,499	$31,120	$—	$376,429
Less:
Personnel	55,047	27,271	6,411	—	88,729
Repairs and maintenance	48,078	13,369	3,341	—	64,788
Insurance	3,824	1,948	377	—	6,149
Fuel	12,865	2,681	4,853	—	20,399
Leased-in equipment	15,204	9,699	1,612	—	26,515
Other segment costs	43,640	21,717	6,554	—	71,911
Total operating expenses	178,658	76,685	23,148	—	278,491
General and administrative expenses	23,813	10,230	1,850	8,482	44,375
Depreciation and amortization expense	6,924	7,496	2,679	213	17,312
Total costs and expenses	209,395	94,411	27,677	8,695	340,178
Gains on disposal of assets	—	—	—	6,209	6,209
Earnings from unconsolidated affiliates	180	—	—	—	180
Operating income (loss)	$43,595	$(1,912)	$3,443	$(2,486)	$42,640

	Offshore Energy Services	Government Services	Other Services	Corporate	Consolidated
Three months ended June 30, 2024
Revenues	$249,693	$79,578	$30,478	$—	$359,749
Less:
Personnel	49,565	22,569	5,779	—	77,913
Repairs and maintenance	52,487	13,183	3,473	—	69,143
Insurance	4,154	1,766	292	—	6,212
Fuel	15,452	2,257	5,167	—	22,876
Leased-in equipment	14,952	9,356	1,141	—	25,449
Other segment costs	35,994	9,492	6,554	—	52,040
Total operating expenses	172,604	58,623	22,406	—	253,633
General and administrative expenses	25,725	9,038	1,670	8,500	44,933
Depreciation and amortization expense	7,046	6,848	2,737	217	16,848
Total costs and expenses	205,375	74,509	26,813	8,717	315,414
Losses on disposal of assets	—	—	—	(224)	(224)
Earnings from unconsolidated affiliates	651	—	—	—	651
Operating income (loss)	$44,969	$5,069	$3,665	$(8,941)	$44,762

Financial information by segment for the six months ended June 30, 2025 and 2024 is summarized below (in thousands):

	Offshore Energy Services	Government Services	Other Services	Corporate	Consolidated
Six months ended June 30, 2025
Revenues	$492,595	$178,442	$55,922	$—	$726,959
Less:
Personnel	111,813	51,744	12,483	—	176,040
Repairs and maintenance	94,985	24,730	6,388	—	126,103
Insurance	7,853	4,385	745	—	12,983
Fuel	25,567	4,763	8,944	—	39,274
Leased-in equipment	30,137	19,392	3,035	—	52,564
Other segment costs	81,296	34,588	12,828	—	128,712
Total operating expenses	351,651	139,602	44,423	—	535,676
General and administrative expenses	47,072	19,959	3,445	16,999	87,475
Depreciation and amortization expense	13,794	14,782	5,233	344	34,153
Total costs and expenses	412,517	174,343	53,101	17,343	657,304
Gains on disposal of assets	—	—	—	5,651	5,651
Earnings from unconsolidated affiliates	882	—	—	—	882
Operating income (loss)	$80,960	$4,099	$2,821	$(11,692)	$76,188

	Offshore Energy Services	Government Services	Other Services	Corporate	Consolidated
Six months ended June 30, 2024
Revenues	$479,588	$161,750	$55,505	$—	$696,843
Less:
Personnel	105,842	44,145	12,124	—	162,111
Repairs and maintenance	103,297	25,387	6,182	—	134,866
Insurance	8,543	3,747	573	—	12,863
Fuel	30,732	4,360	9,418	—	44,510
Leased-in equipment	30,506	18,861	2,321	—	51,688
Other segment costs	72,165	19,303	11,182	—	102,650
Total operating expenses	351,085	115,803	41,800	—	508,688
General and administrative expenses	50,137	17,922	3,560	16,661	88,280
Depreciation and amortization expense	14,268	13,666	5,602	481	34,017
Total costs and expenses	415,490	147,391	50,962	17,142	630,985
Losses on disposal of assets	—	—	—	(337)	(337)
Earnings from unconsolidated affiliates	2,070	—	—	—	2,070
Operating income (loss)	$66,168	$14,359	$4,543	$(17,479)	$67,591

Reconciliation of consolidated income (loss) before taxes for the periods reflected below were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating income (loss):
Offshore Energy Services	$43,595	$44,969	$80,960	$66,168
Government Services	(1,912)	5,069	4,099	14,359
Other Services	3,443	3,665	2,821	4,543
Corporate	(2,486)	(8,941)	(11,692)	(17,479)
Total operating income	42,640	44,762	76,188	67,591
Interest income	2,039	2,142	4,157	4,126
Interest expense, net	(10,034)	(9,385)	(19,524)	(18,857)
Other, net	17,577	(83)	28,965	(6,284)
Total other income (expense), net	9,582	(7,326)	13,598	(21,015)
Income before income taxes	$52,222	$37,436	$89,786	$46,576

Total depreciation and amortization expense by segment for the periods reflected below were as follows:

	Offshore Energy Services	Government Services	Other Services	Corporate	Consolidated
Three months ended June 30, 2025
Depreciation and amortization expense	$6,924	$7,496	$2,679	$213	$17,312
PBH amortization(1)	3,069	452	66	—	3,587
Total depreciation and amortization expense	$9,993	$7,948	$2,745	$213	$20,899
Three months ended June 30, 2024
Depreciation and amortization expense	$7,046	$6,848	$2,737	$217	$16,848
PBH amortization(1)	3,072	507	146	—	3,725
Total depreciation and amortization expense	$10,118	$7,355	$2,883	$217	$20,573

	Offshore Energy Services	Government Services	Other Services	Corporate	Consolidated
Six months ended June 30, 2025
Depreciation and amortization expense	$13,794	$14,782	$5,233	$344	$34,153
PBH amortization(1)	5,949	874	170	—	6,993
Total depreciation and amortization expense	$19,743	$15,656	$5,403	$344	$41,146
Six months ended June 30, 2024
Depreciation and amortization expense	$14,268	$13,666	$5,602	$481	$34,017
PBH amortization(1)	6,149	1,008	294	—	7,451
Total depreciation and amortization expense	$20,417	$14,674	$5,896	$481	$41,468
(1) Included within operating expenses on the condensed consolidated statements of operations.
Capital expenditures by segment for the periods reflected below were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Offshore Energy Services	$5,690	$20,434	$28,335	$22,271
Government Services	22,623	28,622	51,158	88,393
Other Services	3,304	1,298	4,184	4,252
Total capital expenditures	$31,617	$50,354	$83,677	$114,916

Segment assets consisting of property and equipment (excluding construction in progress), net of accumulated depreciation and right of use (“ROU”) assets, are reflected below for the periods indicated:

	June 30, 2025	December 31, 2024
Offshore Energy Services	$597,203	$596,687
Government Services	503,602	433,721
Other Services	62,033	62,746
Total segment assets	$1,162,838	$1,093,154
Corporate	2,553	3,156
Construction-in-progress	257,722	244,181
Total long-lived assets	$1,423,113	$1,340,491
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
In the discussions that follow, the terms “Current Quarter”, “Preceding Quarter” and “Prior Year Quarter” refer to the three months ended June 30, 2025, March 31, 2025 and June 30, 2024, respectively, and “Current Year” and “Prior Year” refer to the six months ended June 30, 2025 and 2024, respectively.
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
The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. All forward-looking statements in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and are only made as of the date of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q should be evaluated together with the many uncertainties that affect our businesses, particularly those discussed in greater detail in Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and

Results of Operations” of the Annual Report on Form 10-K, Part II and Part II, Item 1A, “Risk Factors” of the Company’s subsequent Quarterly Reports on Form 10-Q.
We disclaim any obligation or undertaking, other than as required by law, to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based, whether as a result of new information, future events or otherwise.
Overview
Bristow Group Inc. is the leading global provider of innovative and sustainable vertical flight solutions. Bristow primarily provides aviation services to a broad base of offshore energy companies and government entities. Our aviation services include personnel transportation, search and rescue (“SAR”), medevac, fixed wing transportation, unmanned systems and ad-hoc helicopter services. Our business is comprised of three operating segments: Offshore Energy Services, Government Services and Other Services. Our energy customers charter our helicopters primarily to transport personnel to, from and between onshore bases and offshore production platforms, drilling rigs and other installations. Our government customers primarily outsource SAR activities whereby we operate specialized helicopters and provide highly trained personnel. Our other services include fixed wing transportation services through a regional airline in Australia and dry-leasing aircraft to third-party operators in support of other industries and geographic markets.
Bristow currently has customers in Australia, Brazil, Canada, Chile, the Dutch Caribbean, the Falkland Islands, India, Ireland, the Netherlands, Nigeria, Norway, Spain, Suriname, Trinidad, the United Kingdom (“UK”) and the United States (“U.S.”).
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
Recent Developments
Bristow Continues Partnership with Vertical Aerospace
In June 2025, the Company and Vertical Aerospace (“Vertical”) announced an expansion of their strategic partnership to accelerate the commercial deployment of electric vertical takeoff and landing (eVTOL) aircraft, specifically the VX4. Together, the two companies plan to create a scalable, capital-light “ready-to-fly” operations platform, enabling customers to adopt eVTOL services without investing in infrastructure. The model provides certified aircraft, trained pilots, maintenance, and insurance, allowing customers to focus on sales and service while the Company and Vertical manage operations.
Bristow Releases 2024 Sustainability Report
In May 2025, the Company released its 2024 Sustainability Report, reaffirming its ongoing commitment to responsible growth and sustainable practices, as well as further aligning with internationally recognized frameworks and standards to offer stakeholders a transparent view of the Company's efforts. The report highlights the Company’s dedicated efforts to prioritize sustainable business practices, uphold safety as our highest priority, and strengthen our connections with communities where we operate and call home. Sustainability achievements highlighted in the report include: a 32% reduction in lost workdays compared to the previous year; the Company’s UK Search and Rescue (SAR) team rescued 470 individuals across 2,870 missions; expanded SAR capabilities into Ireland; and the Company’s role in the development and certification of aircraft powered by electric and hybrid propulsion technologies that will create efficiencies and reduce greenhouse gas emissions. Information on our website, including the Company’s 2024 Sustainability Report, is not incorporated by reference into this Quarterly Report on Form 10-Q.

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
The following table identifies the types of aircraft that comprise our fleet and the number of those aircraft in our fleet as of June 30, 2025.

	Number of Aircraft
Type	Owned Aircraft(1)	Leased Aircraft	Total Aircraft	Maximum Passenger Capacity	Average Age (years)(2)
Heavy Helicopters:
S92	34	29	63	19	15
AW189	19	4	23	16	8
	53	33	86
Medium Helicopters:
AW139	49	5	54	12	14
S76 D/C++	13	—	13	12	13
AS365	1	—	1	12	36
	63	5	68
Light—Twin Engine Helicopters:
AW109	3	—	3	7	18
H135/EC135	11	—	11	6	9
	14	—	14
Light—Single Engine Helicopters:
AS350	12	—	12	4	26
AW119	13	—	13	7	19
	25	—	25
Total Helicopters	155	38	193		15
Fixed Wing	9	5	14
Unmanned Aerial Systems (“UAS”)	4	—	4
Total Fleet	168	43	211
______________________
(1)Does not include certain aircraft shown in the under construction line in the fleet table below. Upon completion of additional configuration, the newly delivered aircraft will appear in the fleet table above when placed into service.
(2)Reflects the average age of helicopters that are owned by the Company.

The table below presents the number of aircraft in our fleet as of June 30, 2025, their distribution among the segments through which we operate as a percentage of total revenues for the three months ended June 30, 2025, and the number of aircraft not yet reflected in our fleet as they were on order or under construction as of June 30, 2025.

	Percentage of Total Revenues	Helicopters				Fixed Wing	UAS
		Heavy	Medium	Light Twin	Light Single			Total
Offshore Energy Services	68%	57	60	11	—	1	—	129
Government Services	25%	29	7	3	20	—	4	63
Other Services	7%	—	1	—	5	13	—	19
Total	100%	86	68	14	25	14	4	211
Aircraft not currently in fleet:
Under construction(1)		10	4	1	—	—	—	15
Options(2)		10	—	10	—	—	—	20
______________________
(1)Under construction reflects new aircraft that the Company has either taken ownership of and are undergoing additional configuration before being placed into service or are currently under construction by the Original Equipment Manufacturer (“OEM”) and pending delivery. Includes ten AW189 heavy helicopters (of which three were delivered and are undergoing additional configuration), four AW139 medium helicopters (of which three were delivered and are undergoing additional configuration) and one H135 light-twin helicopter which has been delivered and is undergoing additional configuration.
(2)Options include 10 AW189 heavy helicopters and 10 H135 light-twin helicopters.

Results of Operations for Current Quarter compared to Preceding Quarter
(in thousands, except percentages)
The following table presents our operating results and other statement of operations information for the Current Quarter and Preceding Quarter .

	Three Months Ended
	June 30, 2025	March 31, 2025	Favorable (Unfavorable)
Revenues:
Offshore Energy Services	$252,810	$239,785	$13,025	5.4%
Government Services	92,499	85,943	6,556	7.6%
Other Services	31,120	24,802	6,318	25.5%
Total revenues	376,429	350,530	25,899	7.4%

Operating income (loss):
Offshore Energy Services	43,595	37,365	6,230	16.7%
Government Services	(1,912)	6,011	(7,923)	nm
Other Services	3,443	(622)	4,065	nm
Corporate	(2,486)	(9,206)	6,720	73.0%
Total operating income	42,640	33,548	9,092	27.1%
Interest income	2,039	2,118	(79)	(3.7)%
Interest expense, net	(10,034)	(9,490)	(544)	(5.7)%
Other, net	17,577	11,388	6,189	54.3%
Total other income (expense), net	9,582	4,016	5,566	nm
Income before income taxes	52,222	37,564	14,658	39.0%
Income tax expense	(20,443)	(10,183)	(10,260)	nm
Net income	31,779	27,381	4,398	16.1%
Net income attributable to noncontrolling interests	(31)	(22)	(9)	(40.9)%
Net income attributable to Bristow Group Inc.	$31,748	$27,359	$4,389	16.0%

Operating income margins:
Offshore Energy Services	17%	16%
Government Services	(2)%	7%
Other Services	11%	(3)%
__________________
nm = Not Meaningful

Total Revenues by Segment
(in thousands, except percentages)

	Three Months Ended
	June 30, 2025	March 31, 2025	Favorable (Unfavorable)
Offshore Energy Services:
Europe	$107,625	$101,218	$6,407	6.3%
Americas	95,230	91,569	3,661	4.0%
Africa	49,955	46,998	2,957	6.3%
Total Offshore Energy Services	$252,810	$239,785	$13,025	5.4%
Government Services	92,499	85,943	6,556	7.6%
Other Services	31,120	24,802	6,318	25.5%
	$376,429	$350,530	$25,899	7.4%

Flight Hours by Segment

	Three Months Ended
	June 30, 2025	March 31, 2025	Favorable (Unfavorable)
Offshore Energy Services:
Europe	8,838	8,749	89	1.0%
Americas	10,700	10,002	698	7.0%
Africa	4,931	4,680	251	5.4%
Total Offshore Energy Services	24,469	23,431	1,038	4.4%
Government Services	4,868	3,941	927	23.5%
Other Services	3,684	3,400	284	8.4%
	33,021	30,772	2,249	7.3%
Offshore Energy Services
Revenues from Offshore Energy Services were $13.0 million higher in the Current Quarter. Revenues in Europe were $6.4 million higher primarily due to higher utilization and favorable foreign exchange rate impacts in Norway. Revenues in the Americas were $3.7 million higher primarily due to higher utilization in the U.S. Revenues in Africa were $3.0 million higher primarily due to higher utilization and additional aircraft capacity introduced into the region. Operating income was $6.2 million higher in the Current Quarter primarily due to these higher revenues, partially offset by higher operating expenses of $5.7 million. The increase in operating expenses was primarily due to higher reimbursable expenses of $2.5 million, higher training and travel costs of $1.2 million due to an increase in pilot training for Africa and Brazil, higher subcontractor costs of $1.2 million, and higher repairs and maintenance costs of $1.2 million. The higher repairs and maintenance costs related to an increase in power-by-the-hour (“PBH”) rates, increased flight hours and the timing of repairs totaling $5.6 million, partially offset by higher vendor credits of $4.4 million. Personnel costs were $1.7 million lower due to seasonal personnel cost variations in Norway of $4.2 million and a favorable change in benefit estimates in the U.S. of $0.4 million, which were partially offset by unfavorable foreign exchange rate impacts of $2.2 million and higher headcount of $1.0 million, primarily in Brazil and Africa.
Government Services
Revenues from Government Services were $6.6 million higher in the Current Quarter primarily due to the ongoing transition of the Irish Coast Guard ("IRCG") contract and higher utilization in UKSAR. Operating loss was $1.9 million in Current Quarter compared to operating income of $6.0 million in the Preceding Quarter primarily due to higher subcontractor costs of $5.1 million and higher personnel costs of $2.8 million related to the new Government Services contracts, unfavorable foreign exchange rate impacts of $3.0 million, higher repairs and maintenance costs of $2.0 million, and higher fuel costs of $0.6 million, offsetting the increased revenues.
Other Services
Revenues from Other Services were $6.3 million higher in the Current Quarter primarily due to seasonally higher utilization in Australia of $6.0 million. Operating income was $4.1 million higher in the Current Quarter primarily due to these higher revenues, partially offset by higher operating expenses of $1.9 million due to increased activity.
Corporate
Total operating losses for Corporate were $6.7 million less than the Preceding Quarter primarily due to increased gains on disposal of assets. During the Current Quarter, the Company sold or otherwise disposed of two AW139 medium helicopters resulting in net gains of $6.2 million. During the Preceding Quarter, the Company disposed of certain non-aircraft assets, resulting in a net loss of $0.6 million.
Interest Expense, net
Interest expense, net was $0.5 million higher in the Current Quarter primarily due to the acceleration of the amortization of deferred financing costs of $0.7 million resulting from the prepayment of principal on the UKSAR Debt.

Other, net
Other income, net of $17.6 million in the Current Quarter and $11.4 million in the Preceding Quarter primarily resulted from foreign exchange gains.
Income tax expense
Income tax expense was $20.4 million in the Current Quarter compared to $10.2 million in the Preceding Quarter. The increase in income tax expense was primarily due to the earnings mix of the Company's global operations and lower deductible business interest expenses, partially offset by the recognition of certain deferred tax assets.
Results of Operations for Current Year compared to Prior Year
(in thousands, except percentages)
The following table presents our operating results and other statement of operations information for the Current Year and Prior Year:

	Six Months Ended June 30,
	2025	2024	Favorable (Unfavorable)
Revenues:
Offshore Energy Services	$492,595	$479,588	$13,007	2.7%
Government Services	178,442	161,750	16,692	10.3%
Other Services	55,922	55,505	417	0.8%
Total revenues	726,959	696,843	30,116	4.3%

Operating income (loss):
Offshore Energy Services	80,960	66,168	14,792	22.4%
Government Services	4,099	14,359	(10,260)	(71.5)%
Other Services	2,821	4,543	(1,722)	(37.9)%
Corporate	(11,692)	(17,479)	5,787	33.1%
Total operating income	76,188	67,591	8,597	12.7%
Interest income	4,157	4,126	31	0.8%
Interest expense, net	(19,524)	(18,857)	(667)	(3.5)%
Other, net	28,965	(6,284)	35,249	nm
Total other income (expense), net	13,598	(21,015)	34,613	nm
Income before income taxes	89,786	46,576	43,210	92.8%
Income tax expense	(30,626)	(11,753)	(18,873)	nm
Net income	59,160	34,823	24,337	69.9%
Net income attributable to noncontrolling interests	(53)	(61)	8	13.1%
Net income attributable to Bristow Group Inc.	$59,107	$34,762	$24,345	70.0%

Operating income margins:
Offshore Energy Services	16%	14%
Government Services	2%	9%
Other Services	5%	8%

Total Revenues by Segment
(in thousands, except percentages)

	Six Months Ended June 30,
	2025	2024	Favorable (Unfavorable)
Offshore Energy Services:
Europe	$208,843	$213,790	$(4,947)	(2.3)%
Americas	186,799	186,337	462	0.2%
Africa	96,953	79,461	17,492	22.0%
Total Offshore Energy Services	$492,595	$479,588	$13,007	2.7%
Government Services	178,442	161,750	16,692	10.3%
Other Services	55,922	55,505	417	0.8%
	$726,959	$696,843	$30,116	4.3%
Flight Hours by Segment

	Six Months Ended June 30,
	2025	2024	Favorable (Unfavorable)
Offshore Energy Services:
Europe	17,587	19,314	(1,727)	(8.9)%
Americas	20,702	21,076	(374)	(1.8)%
Africa	9,611	8,277	1,334	16.1%
Total Offshore Energy Services	47,900	48,667	(767)	(1.6)%
Government Services	8,809	9,368	(559)	(6.0)%
Other Services	7,084	6,528	556	8.5%
	63,793	64,563	(770)	(1.2)%
Current Year compared to Prior Year
Offshore Energy Services
Revenues from Offshore Energy Services were $13.0 million higher in the Current Year. Revenues in Africa were $17.5 million higher primarily due to higher utilization and additional aircraft capacity. Revenues in the Americas were $0.5 million higher primarily due to higher utilization in Brazil and the U.S., which was partially offset by the absence of a one-time benefit in the Prior Year related to the transition from cash basis recognition to an accrual basis of accounting in Canada and lower utilization in Trinidad. Revenues in Europe were $4.9 million lower primarily due to lower utilization and higher penalties due to aircraft availability, partially offset by higher rates and favorable foreign exchange gains. Operating income was $14.8 million higher in the Current Year primarily due to these higher revenues coupled with favorable general and administrative expenses. Overall operating expenses were in line with the Prior Year. The increase in other operating expenses of $9.1 million was primarily related to increased activity in Africa. Personnel costs were $6.0 million higher primarily due to increased headcount in Africa and higher compensation costs in Europe due to labor agreement escalations. Repairs and maintenance costs were $8.3 million lower primarily due to increased vendor credits. Fuel costs were $5.2 million lower due to lower global fuel prices and decreased flight hours.
Government Services
Revenues from Government Services were $16.7 million higher in the Current Year due to the commencement of the IRCG contract of $11.3 million and higher UKSAR revenues of $5.9 million primarily due to the commencement of the 2nd Generation UK SAR Contract (“UKSAR2G”). Operating income was $10.3 million lower due to higher expenses attributable to the commencement of new contracts in Ireland and the UK, partially offset by higher revenues. Operating expenses were $23.8 million higher primarily due to higher subcontractor costs of $12.0 million, increased personnel costs of $7.6 million and higher amortization of deferred costs of $2.0 million. Additionally, general and administrative costs and depreciation and amortization expenses were $2.0 million and $1.1 million higher, respectively, all of which were due to the ongoing transitions on the new Government Services contracts.

Other Services
Revenues from Other Services were $0.4 million higher in the Current Year primarily due to increased charter revenues in Australia, partially offset by lower dry-lease revenues due to the conclusion of a contract. Operating income from Other Services was $1.7 million lower primarily due to higher leased-in equipment costs of $0.7 million due to two new aircraft leases and higher other operating costs related to increased seasonal activity in Australia.
Corporate
Total operating losses for Corporate were $5.8 million lower than the Prior Year primarily due to increased gains on disposal of assets. During the Current Year, the Company sold or otherwise disposed of two AW139 medium helicopters and various other assets, resulting in net gains of $5.7 million. During the Prior Year, the Company sold or otherwise disposed of assets resulting in losses of $0.3 million.
Interest Expense, net
Interest expense, net was $0.7 million higher in the Current Year primarily due to the acceleration of the amortization of deferred financing costs of $0.7 million due to the prepayment of principal on the UKSAR Debt.
Other, net
Other income, net of $29.0 million in the Current Year primarily resulted from foreign exchange gains. Other expense, net of $6.3 million in the Prior Year primarily resulted from foreign exchange losses.
Income tax expense
Income tax expense was $18.9 million higher in the Current Year primarily due to the earnings mix of the Company’s global operations and changes to deferred tax valuation allowances and deferred tax assets.
Liquidity and Capital Resources
General
As of June 30, 2025, we had $251.8 million of unrestricted cash and $64.7 million of remaining availability under our ABL Facility for total liquidity of $316.5 million. As of June 30, 2025, approximately 80% of our total cash balance was held outside the U.S. Most of our cash held outside the U.S. could be repatriated to the U.S., and any such repatriation could be subject to additional taxes. If cash held by non-U.S. operations is required for funding operations in the U.S., we may make a provision for additional taxes in connection with repatriating this cash, which is not expected to have a significant impact on our results of operations.
Summary of Cash Flows

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$98,436	$60,344
Investing activities	(59,588)	(110,507)
Financing activities	(27,786)	43,618
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,489)	4,718
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,573	$(1,827)
Operating Activities
Operating cash flows were $38.1 million higher in the Current Year primarily due to an increase in net income and changes in deferred income taxes, partially offset by net working capital uses of cash. Working capital uses of $22.3 million in the Current Year primarily resulted from increases in inventory to support new contracts and to mitigate risks related to supply chain constraints and an increase in other assets primarily related to start-up costs for new Government Services contracts. Working capital uses of $19.1 million in the Prior Year were primarily due to an increase in accounts receivables related to the timing of payments from customers, increases in inventory to mitigate risks related to supply chain constraints and decreases in payables and accrued liabilities primarily due to the timing of payments to vendors.

Investing Activities
During the Current Year, net cash used in investing activities was $59.6 million consisting of:
•Capital expenditures of $83.7 million primarily related to payments for aircraft, leasehold improvements and purchases of equipment, partially offset by
•Proceeds of $24.1 million from the sale of assets.
During the Prior Year, net cash used in investing activities was $110.5 million consisting of:
•Capital expenditures of $114.9 million primarily related to payments for aircraft, purchases of equipment and leasehold improvements, partially offset by
•Proceeds of $4.4 million from the sale of assets.
Financing Activities
During the Current Year, net cash used in financing activities was $27.8 million primarily consisting of:
•Net repayments of debt of $24.9 million related to the principal of secured equipment term loans, and
•Stock repurchases of $8.5 million, partially offset by
•Proceeds from borrowings of $5.8 million.
During the Prior Year, net cash provided by financing activities was $43.6 million primarily consisting of:
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
Capital Allocation Framework
We consistently evaluate the best uses of our cash flow and aim to yield the highest value and return on capital. Our capital allocation strategy includes the following:
Balance Sheet:
•Protect and maintain strong balance sheet and liquidity position by paying down debt to a balance of approximately $500 million gross debt by the end of 2026. During the three months ended June 30, 2025, we made $15.3 million (£11.2 million) of accelerated principal payments on the UKSAR Debt, in support of this target.
•Structure leases and debt to facilitate financial flexibility.
Growth:
•Pursue high impact, high return organic growth opportunities, which currently prioritizes the completion of the new IRCG and UKSAR2G contract transitions. We are also currently upgrading the fleet with new OES configured AW189 helicopters to meet customer demand and enhance profitability.
•Assess other growth opportunities through potential mergers and acquisitions. In addition, we are pursuing various Advanced Air Mobility (AAM) opportunities.

Shareholder Capital Returns:
•Opportunistically buy back shares using $125 million share repurchase program. During the three months ended June 30, 2025, we repurchased 119,841 shares of common stock in open market transactions for gross considerations of $3.9 million, representing an average cost per share of $32.41. As of June 30, 2025, $121.1 million remained available of the $125.0 million stock purchase program authorized in February 2025.
•Plan to initiate a quarterly cash dividend program beginning in the first quarter of 2026, with an initial dividend payment of $0.125 per share ($0.50 per share annualized).
Material Cash Requirements
Our primary sources of liquidity include unrestricted cash balances, cash flows from operations, borrowings under our ABL Facility and, from time to time, we may obtain additional liquidity through the issuance of equity or debt or other financing options or through asset sales. Our primary uses of liquidity include working capital needs to fund operations, meeting our capital commitments and growth expenditure plans (including the purchase of aircraft, property and other equipment), the payment of debt service obligations and executing on our other capital allocation targets.
As of June 30, 2025, we had no near-term debt maturities, other than the current portion of long-term debt of $24.8 million, and our total debt balance, net of deferred financing fees, was $705.2 million which was comprised of the 6.875% Senior Notes due in March 2028, the UKSAR Debt maturing in March 2036, and the IRCG Debt maturing in June 2031.
We believe that our cash flows from operations and other sources of liquidity will continue to be sufficient to meet working capital requirements, debt service obligations, capital expenditure commitments and other meeting capital allocation targets. Our long-term liquidity is dependent upon our ability to generate operating profits sufficient to meet our requirements for operations, debt service, capital expenditures and a reasonable return on investment.
Contractual Obligations and Commercial Commitments
We have various contractual obligations that are recorded as liabilities on our consolidated balance sheets. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities on our consolidated balance sheets.
As of June 30, 2025, we had unfunded capital commitments of $128.5 million, consisting primarily of agreements to purchase seven AW189 heavy helicopters and one AW139 medium helicopter. The AW139 helicopter is scheduled to be delivered in 2025, and the AW189 helicopters are scheduled to be delivered in 2025 and 2026. In addition, the Company has outstanding options to purchase up to ten additional AW189 helicopters and ten additional H135 helicopters. If these options are exercised, the AW189 helicopters would be scheduled for delivery between 2026 and 2028, and the H135 helicopters would be scheduled for delivery between 2027 and 2028. The Company may, from time to time, purchase aircraft for which it has no orders.
Lease Obligations
From time to time, we may, under favorable market conditions and when necessary, enter into opportunistic aircraft lease agreements in support of our global operations.
We have non-cancelable operating leases in connection with the lease of certain equipment, including leases for aircraft, land and facilities used in our operations. The related lease agreements, which range from non-cancelable to month-to-month terms, generally provide for fixed monthly rentals and can also include renewal options. As of June 30, 2025, aggregate undiscounted future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year were as follows (in thousands):

	Aircraft	Other	Total
Remaining in 2025	$42,356	$6,398	$48,754
2026	75,082	10,295	85,377
2027	54,518	6,842	61,360
2028	37,355	5,493	42,848
2029	16,595	3,086	19,681
Thereafter	36,846	8,303	45,149
	$262,752	$40,417	$303,169
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

June 30, 2025
Current assets	$2,392,210
Non-current assets	$2,401,410
Current liabilities	$1,720,819
Non-current liabilities	$681,268

Six Months Ended June 30, 2025
Total revenues	$380,343
Operating income	$45,460
Net income	$73,160
Net income attributable to Bristow Group Inc.	$73,083
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
Item 4. Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated, with reasonable assurance, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.
During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
For a detailed discussion of our risk factors, see Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information regarding our repurchases of shares of our common stock on a monthly basis during the three months ended June 30, 2025:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
April 1, 2025 - April 30, 2025	—	$—	—	$125,000,000
May 1, 2025 - May 31, 2025	45,339	$29.97	—	$125,000,000
June 1, 2025 - June 30, 2025	146,016	$31.85	119,841	$121,115,803
___________________________
(1)Reflects 71,514 shares purchased in connection with the surrender of stock by employees to satisfy certain tax withholding obligations from stock vesting. These repurchases are not a part of our publicly announced program and do not affect our Board-approved stock repurchase program.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Amendment No. 3 to Bristow Group Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 21, 2025) (File No. 001-35701).

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
DATE: August 5, 2025