Form 10-Q
period 2025-09-30
Bristow Group Inc.
filed 2025-11-05
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	001-35701
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware		72-1455213
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

3151 Briarpark Drive, Suite 700
Houston,	Texas	77042
(Address of Principal Executive Offices)		(Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
The total number of shares of common stock (in thousands), par value $0.01 per share, outstanding as of October 31, 2025 was 28,920. The Registrant has no other class of common stock outstanding.

BRISTOW GROUP INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$386,289	$365,122	$1,113,248	$1,061,965
Costs and expenses:
Operating expenses
Personnel	98,581	90,919	274,621	253,030
Repairs and maintenance	55,537	70,254	181,640	205,120
Insurance	5,778	6,217	18,761	19,080
Fuel	21,396	22,861	60,670	67,371
Leased-in equipment	26,714	25,702	79,278	77,390
Other	75,047	55,566	203,759	158,216
Total operating expenses	283,053	271,519	818,729	780,207
General and administrative expenses	43,205	42,898	130,680	131,178
Depreciation and amortization expense	17,739	17,569	51,892	51,586
Total costs and expenses	343,997	331,986	1,001,301	962,971
Gains (losses) on disposal of assets	8,245	(626)	13,896	(963)
Earnings (losses) from unconsolidated affiliates	(2)	703	880	2,773
Operating income	50,535	33,213	126,723	100,804
Interest income	2,262	2,526	6,419	6,652
Interest expense, net	(9,962)	(9,660)	(29,486)	(28,517)
Other, net	(3,087)	10,592	25,878	4,308
Total other income (expense), net	(10,787)	3,458	2,811	(17,557)
Income before income taxes	39,748	36,671	129,534	83,247
Income tax benefit (expense)	11,843	(8,392)	(18,783)	(20,145)
Net income	51,591	28,279	110,751	63,102
Net income attributable to noncontrolling interests	(47)	(37)	(100)	(98)
Net income attributable to Bristow Group Inc.	$51,544	$28,242	$110,651	$63,004
Earnings per common share:
Basic	$1.79	$0.99	$3.84	$2.21
Diluted	$1.72	$0.95	$3.71	$2.14
Weighted average shares of common stock outstanding:
Basic	28,867	28,620	28,787	28,477
Diluted	29,932	29,719	29,858	29,475

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$51,591	$28,279	$110,751	$63,102
Other comprehensive income (loss):
Currency translation adjustments	(5,785)	19,201	32,390	9,818
Pension liability adjustment	840	(2,112)	(3,235)	(1,809)
Unrealized gains (losses) on cash flow hedges, net	414	650	115	(3,248)
Total other comprehensive income (loss), net of tax	(4,531)	17,739	29,270	4,761
Total comprehensive income	47,060	46,018	140,021	67,863
Net comprehensive income attributable to noncontrolling interests	(47)	(37)	(100)	(98)
Total comprehensive income attributable to Bristow Group Inc.	$47,013	$45,981	$139,921	$67,765

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$245,505	$247,503
Restricted cash	5,200	3,778
Accounts receivable, net of allowance of $48 and $42, respectively	233,639	211,590
Inventories	135,379	114,509
Prepaid expenses and other current assets	58,619	42,078
Total current assets	678,342	619,458
Property and equipment, net of accumulated depreciation of $327,664 and $273,481, respectively	1,145,399	1,076,221
Investment in unconsolidated affiliates	23,304	22,424
Right-of-use assets	251,371	264,270
Other assets	171,336	142,873
Total assets	$2,269,752	$2,125,246
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,838	$83,462
Accrued wages, benefits and related taxes	52,619	54,406
Income taxes payable and other accrued taxes	30,449	16,229
Deferred revenue	26,001	15,186
Accrued maintenance and repairs	27,928	30,698
Current portion of operating lease liabilities	80,118	78,359
Accrued interest and other accrued liabilities	25,203	28,946
Current maturities of long-term debt	22,147	18,614
Total current liabilities	355,303	325,900
Long-term debt, less current maturities	652,807	671,169
Other liabilities and deferred credits	28,150	8,937
Deferred taxes	27,806	39,019
Long-term operating lease liabilities	169,537	188,949
Total liabilities	$1,233,603	$1,233,974
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value, 110,000 authorized; 28,920 and 28,628 outstanding, respectively	321	315
Additional paid-in capital	756,161	742,072
Retained earnings	423,316	312,765
Treasury stock, at cost; 2,978 and 2,692 shares, respectively	(78,915)	(69,776)
Accumulated other comprehensive loss	(64,399)	(93,669)
Total Bristow Group Inc. stockholders’ equity	1,036,484	891,707
Noncontrolling interests	(335)	(435)
Total stockholders’ equity	1,036,149	891,272
Total liabilities and stockholders’ equity	$2,269,752	$2,125,246

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited, in thousands)

	Total Bristow Group Inc. Stockholders’ Equity
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
December 31, 2024	$315	28,628	$742,072	$312,765	$(69,776)	$(93,669)	$(435)	$891,272
Share award amortization	2	225	3,548	—	—	—	—	3,550
Share repurchases	—	(78)	—	—	(2,495)	—	—	(2,495)
Exercise of stock options	—	—	2	—	—	—	—	2
Net income	—	—	—	27,359	—	—	22	27,381
Other comprehensive income	—	—	—	—	—	11,593	—	11,593
March 31, 2025	$317	28,775	$745,622	$340,124	$(72,271)	$(82,076)	$(413)	$931,303
Share award amortization	2	232	4,777	—	—	—	—	4,779
Share repurchases	—	(191)	—	—	(6,003)	—	—	(6,003)
Exercise of stock options	—	—	2	—	—	—	—	2
Net income	—	—	—	31,748	—	—	31	31,779
Capital contribution to affiliates	—	—	20	(100)	—	—	—	(80)
Other comprehensive income	—	—	—	—	—	22,208	—	22,208
June 30, 2025	$319	28,816	$750,421	$371,772	$(78,274)	$(59,868)	$(382)	$983,988
Share award amortization	2	39	4,425	—	—	—	—	4,427
Share repurchases	—	(18)	—	—	(641)	—	—	(641)
Exercise of stock options	—	83	1,315	—	—	—	—	1,315
Net income	—	—	—	51,544	—	—	47	51,591
Other comprehensive loss	—	—	—	—	—	(4,531)	—	(4,531)
September 30, 2025	$321	28,920	$756,161	$423,316	$(78,915)	$(64,399)	$(335)	$1,036,149

	Total Bristow Group Inc. Stockholders’ Equity
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
December 31, 2023	$311	28,310	$725,773	$217,968	$(65,722)	$(54,643)	$(508)	$823,179
Share award amortization	1	117	3,519	—	—	—	—	3,520
Share repurchases	—	(40)	—	—	(1,016)	—	—	(1,016)
Net income	—	—	—	6,605	—	—	27	6,632
Other comprehensive loss	—	—	—	—	—	(12,105)	—	(12,105)
March 31, 2024	$312	28,387	$729,292	$224,573	$(66,738)	$(66,748)	$(481)	$820,210
Share award amortization	3	313	4,048	—	—	—	—	4,051
Share repurchases	—	(83)	—	—	(2,910)	—	—	(2,910)
Net income	—	—	—	28,157	—	—	34	28,191
Other comprehensive loss	—	—	—	—	—	(873)	—	(873)
June 30, 2024	$315	28,617	$733,340	$252,730	$(69,648)	$(67,621)	$(447)	$848,669
Share award amortization	—	15	4,201	—	—	—	—	$4,201
Share repurchases	—	(4)	—	—	(128)	—	—	(128)
Net income	—	—	—	28,242	—	—	37	28,279
Other comprehensive income	—	—	—	—	—	17,739	—	17,739
September 30, 2024	$315	28,628	$737,541	$280,972	$(69,776)	$(49,882)	$(410)	$898,760

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$110,751	$63,102
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization expense	61,057	62,761
Losses (gains) on disposal of assets	(13,896)	963
Earnings from unconsolidated affiliates	(880)	(2,398)
Deferred income taxes	(11,213)	(4,586)
Stock-based compensation expense	12,750	11,768
Amortization of deferred financing fees	4,472	2,274
Amortization of deferred contract costs	7,726	2,533
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(8,197)	(2,195)
Inventory, prepaid expenses and other assets	(79,010)	(32,096)
Accounts payable, accrued expenses and other liabilities	37,933	24,240
Net cash provided by operating activities	121,493	126,366
Cash flows from investing activities:
Capital expenditures	(112,893)	(171,903)
Proceeds from asset dispositions	52,716	4,461
Net cash used in investing activities	(60,177)	(167,442)
Cash flows from financing activities:
Proceeds from borrowings	5,831	82,309
Debt issuance costs	(238)	(3,525)
Repayments of debt	(53,739)	(11,467)
Exercise of stock options	1,319	—
Purchase of treasury stock	(9,139)	(4,054)
Net cash provided by (used in) financing activities	(55,966)	63,263
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,926)	2,732
Net increase (decrease) in cash, cash equivalents and restricted cash	(576)	24,919
Cash, cash equivalents and restricted cash at beginning of period	251,281	183,662
Cash, cash equivalents and restricted cash at end of period	$250,705	$208,581
Cash paid during the period for:
Interest	$41,162	$38,369
Income taxes, net	$22,400	$16,093

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
The condensed consolidated financial information for the three and nine months ended September 30, 2025 and 2024, has been prepared by the Company in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information reporting on Quarterly Form 10-Q and Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from that which would appear in the annual consolidated financial statements. The condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), requiring public business entities to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes purchases of inventory, employee compensation, depreciation and intangible asset amortization. The tabular disclosure would also include certain other expenses, when applicable. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027 (as amended in the FASB update in January 2025 in ASU 2025-01). The Company is evaluating the potential impact of the adoption of this ASU on its consolidated financial statements.

Note 2. REVENUES
Revenue Recognition
The Company’s customers are primarily major integrated, national and independent offshore energy companies and government agencies. Revenues are generally recognized when the Company satisfies its performance obligations by providing aviation services to its customers in exchange for consideration. The Company disaggregates its revenues by operating segment.
Revenues by Segment. Revenues earned by each segment for the periods reflected in the table below were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Offshore Energy Services(1)	$250,431	$246,312	$743,026	$725,900
Government Services	100,898	85,346	279,340	247,096
Other Services	34,960	33,464	90,882	88,969
Total revenues	$386,289	$365,122	$1,113,248	$1,061,965
______________________
(1)Includes revenues of approximately $4.1 million and $9.9 million for the three and nine months ended September 30, 2024, respectively, related to fixed wing revenues in Africa that were previously classified in Other Services.
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
The Company’s deferred revenues were as follows (in thousands):

	September 30, 2025	December 31, 2024
Short-term	$26,001	$15,186
Long-term	27,902	8,385
Total deferred revenues	$53,903	$23,571
During the nine months ended September 30, 2025 and 2024, revenues recognized that had previously been deferred were $9.1 million and $12.1 million, respectively. As of September 30, 2025, the Company anticipates recognizing long-term deferred revenues of approximately $2.5 million in 2026, $10.4 million in 2027, $5.1 million in 2028, $1.7 million in 2029 and $8.2 million thereafter.
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
The Company and VIH lease certain aircraft and facilities and from time to time purchase inventory from one another. Revenues from and payments to related parties for the periods reflected in the table below were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues from related parties	$7,556	$6,809	$21,224	$23,969
Payments to related parties	$1,249	$1,010	$3,933	$3,198

As of September 30, 2025 and December 31, 2024, receivables from related parties included in accounts receivable, net on the condensed consolidated balance sheets were $2.3 million and $1.1 million, respectively.
Note 4. DEBT
Debt as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
6.875% Senior Notes	$396,673	$395,610
UKSAR Debt	164,545	200,273
IRCG Debt	113,736	93,900
Total debt	674,954	689,783
Less current maturities of long-term debt	(22,147)	(18,614)
Total long-term debt	$652,807	$671,169
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
As of September 30, 2025 and December 31, 2024, the Company had $3.3 million and $4.4 million, respectively, of unamortized deferred financing fees associated with the 6.875% Senior Notes.
UKSAR Debt — During the nine months ended September 30, 2025 and 2024, the Company made principal payments of $53.7 million and $11.5 million, respectively, related to its long term secured equipment financings for an aggregate amount up to £200 million with National Westminster Bank Plc as arranger, agent and security trustee (“UKSAR Debt”). Included in the 2025 principal payments were $40.1 million (£29.6 million) of voluntary prepayments. As of September 30, 2025 and December 31, 2024, the Company had unamortized deferred financing fees associated with the UKSAR Debt of $6.9 million and $9.1 million, respectively.
IRCG Debt — In February 2025, the Company drew approximately $5.8 million (€5.6 million) under this facility. As of September 30, 2025 and December 31, 2024, the Company had unamortized deferred financing fees of $2.6 million and $2.8 million, respectively, associated with its long-term equipment financing for an aggregate amount of up to €100.0 million with National Westminster Bank Plc as the original lender and UK Export Finance guaranteeing 80% of the facility (“IRCG Debt”). The first principal payment due under this facility is in June 2026.
ABL Facility — The Company’s asset-backed revolving credit facility (the “ABL Facility”) provides that amounts borrowed under the ABL Facility (i) are secured by certain accounts receivable owing to the borrower subsidiaries and the deposit accounts into which payments on such accounts receivable are deposited, and (ii) are fully and unconditionally guaranteed as to payment by the Company, as a parent guarantor, and each of Bristow Norway AS, Bristow Helicopters Limited (“BHL”), Bristow U.S. LLC and Bristow LLC (formerly known as Era Helicopters, LLC). As of September 30, 2025, the ABL Facility provided for commitments in an aggregate amount of $85.0 million with the ability to increase the total commitments up to a maximum aggregate amount of $120.0 million, subject to the terms and conditions therein.
As of September 30, 2025, there were no outstanding borrowings under the ABL Facility nor had the Company made any draws during the nine months ended September 30, 2025. Letters of credit issued under the ABL Facility in the aggregate face amount of $9.4 million were outstanding as of September 30, 2025.

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
The carrying and fair values of the Company’s debt were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2025
LIABILITIES
6.875% Senior Notes(1)	$396,673	$—	$413,020	$—
UKSAR Debt(2)	164,545	—	164,724	—
IRCG Debt(3)	113,736	—	115,162	—
	$674,954	$—	$692,906	$—
December 31, 2024
LIABILITIES
6.875% Senior Notes(1)	$395,610	$—	$397,872	$—
UKSAR Debt(2)	200,273	—	205,545	—
IRCG Debt(3)	93,900	—	95,912	—
	$689,783	$—	$699,329	$—
___________________
(1)As of September 30, 2025 and December 31, 2024, the carrying values of unamortized deferred financing fees related to the 6.875% Senior Notes were $3.3 million and $4.4 million, respectively.
(2)As of September 30, 2025 and December 31, 2024, the carrying values of unamortized deferred financing fees related to the UKSAR Debt were $6.9 million and $9.1 million, respectively.
(3)As of September 30, 2025 and December 31, 2024, the carrying value of unamortized deferred financing fees related to the IRCG Debt was $2.6 million and $2.8 million, respectively.
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
These foreign exchange hedge contracts, carried at fair value, have maturities of up to approximately nine months. As of September 30, 2025 and December 31, 2024, total notional amounts of outstanding cash flow hedges were $35.8 million and $82.2 million, respectively. As of September 30, 2025, the estimated amount of net losses expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months is $0.5 million.
The Company’s derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. The fair value of the Company’s derivatives is based on valuation methods which project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves and foreign currency rates. The fair value of derivative instruments on the Company’s Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 were as follows, presented on a gross basis (in thousands):

	September 30, 2025		December 31, 2024
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$27	$522	$1,351	$1,871
Note 7. COMMITMENTS AND CONTINGENCIES
Capital Commitments - Fleet
The Company’s unfunded capital commitments as of September 30, 2025 consisted primarily of agreements to purchase helicopters and totaled $115.9 million, payable beginning in 2025.
Included in these commitments are orders to purchase seven AW189 heavy helicopters which are scheduled to be delivered in 2025 and 2026. In addition, the Company has outstanding options to purchase up to ten additional AW189 helicopters and ten H135 light-twin helicopters. If these options are exercised, the AW189 helicopters and H135 helicopters would be scheduled for delivery between 2027 and 2028. The Company may, from time to time, purchase aircraft for which it has no orders.
General Litigation and Disputes
The Company operates in jurisdictions internationally where it is subject to risks that include government action to obtain additional tax revenues. In a number of these jurisdictions, political unrest, the lack of well-developed legal systems and legislation that is not clear enough in its wording to determine the ultimate application, can make it difficult to determine whether legislation may impact the Company’s earnings until such time as a clear court or other ruling exists. The Company operates in jurisdictions currently where amounts may be due to governmental bodies for which the Company is not currently recording liabilities as it is unclear how broad or narrow legislation may ultimately be interpreted. The Company believes that payment of amounts in these instances is not probable at this time, but is reasonably possible.
In the normal course of business, the Company is involved in various litigation matters including, but not limited to, claims by third parties for alleged property damages and personal injuries. Management has used estimates in determining the Company’s potential exposure to these matters and has recorded reserves in its condensed consolidated financial statements related thereto as appropriate. It is possible that a change in its estimates related to these exposures could occur, but the Company does not expect such changes in estimated costs or uninsured losses, if any, would have a material effect on its business, consolidated financial position or results of operations.
Note 8. INCOME TAXES
During the three months ended September 30, 2025 and 2024, the Company recorded an income tax benefit of $11.8 million, resulting in an effective tax rate of 29.8%, and income tax expense of $8.4 million, resulting in an effective tax rate of 22.9%, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded an income tax expense of $18.8 million, resulting in an effective tax rate of 14.5%, and income tax expense of $20.1 million, resulting in an effective tax rate of 24.2%, respectively.
The effective tax rate during the nine months ended September 30, 2025 was impacted by a valuation allowance released in Australia, the Company’s global mix of earnings in the current year and deductible business interest expenses, partially offset by the recognition of certain deferred tax assets. The release of the valuation allowance in Australia is primarily driven by the combination of the emergence from a previous three-year cumulative loss position, continued revenue growth and profitability in the Australian business which resulted in the ability to utilize its operating losses carried forward. The effective tax rate during the nine months ended September 30, 2024 was impacted by the Company’s global mix of earnings, adjustments to valuation allowances against future realization of losses and deductible business interest expense, partially offset by the recognition of certain deferred tax assets.
In July 2025, a new tax bill referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S. As part of the new tax law, the OBBBA extends key elements of the previous Tax Cuts and Jobs Act enacted on December 22, 2017, including the 21% U.S. Federal statutory tax rate, business interest expense deduction limits, 100% bonus depreciation, domestic research cost expensing, and various expiring international provisions, with certain modifications. Pursuant to Accounting Standards Codification (“ASC”) 740 - Income Taxes, changes in tax rates and tax law are required to be recognized in the period in which the legislation is enacted. The Company expects the primary impacts will be to Section 163j elections under the U.S. Tax Code.
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
During the three months ended September 30, 2025, the Company repurchased 4,125 shares of common stock in open market transactions for gross consideration of $0.1 million, which represents an average cost per share of $32.94. During the nine months ended September 30, 2025, the Company repurchased 123,966 shares of common stock in open market transactions for gross consideration of $4.0 million, which represents an average cost per share of $32.43. As of September 30, 2025, $121.0 million remained available of the $125.0 million stock repurchase program authorized in February 2025.

Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in balances for accumulated other comprehensive income (loss), net of tax (in thousands):

	Currency Translation Adjustments	Pension Liability Adjustments(1)	Unrealized gain (loss) on cash flow hedges(2)	Total
Balance as of December 31, 2024	$(49,903)	$(43,367)	$(399)	$(93,669)

Other comprehensive income	11,119	—	611	11,730
Reclassified from accumulated other comprehensive loss	—	4	(93)	(89)
Income tax expense	—	—	(48)	(48)
Net current period other comprehensive income	11,119	4	470	11,593
Foreign exchange rate impact	1,328	(1,328)	—	—
Balance as of March 31, 2025	$(37,456)	$(44,691)	$71	$(82,076)

Other comprehensive income (loss)	22,972	—	(1,524)	21,448
Reclassified from accumulated other comprehensive loss	—	5	444	449
Income tax benefit	—	—	311	311
Net current period other comprehensive income (loss)	22,972	5	(769)	22,208
Foreign exchange rate impact	2,756	(2,756)	—	—
Balance as of June 30, 2025	$(11,728)	$(47,442)	$(698)	$(59,868)

Other comprehensive income (loss)	(4,951)	—	71	(4,880)
Reclassified from accumulated other comprehensive loss	—	6	516	522
Income tax expense	—	—	(173)	(173)
Net current period other comprehensive income (loss)	(4,951)	6	414	(4,531)
Foreign exchange rate impact	(834)	834	—	—
Balance as of September 30, 2025	$(17,513)	$(46,602)	$(284)	$(64,399)
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

The following table shows the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income:
Net income attributable to Bristow Group Inc.	$51,544	$28,242	$110,651	$63,004
Shares of common stock:
Weighted average shares of common stock outstanding – basic	28,867	28,620	28,787	28,477
Net effect of dilutive stock	1,065	1,099	1,071	998
Weighted average shares of common stock outstanding – diluted(1)	29,932	29,719	29,858	29,475

Earnings per common share - basic	$1.79	$0.99	$3.84	$2.21
Earnings per common share - diluted	$1.72	$0.95	$3.71	$2.14
__________________
(1)Excludes weighted average shares of common stock of 70,529 and 20,000 for the three months ended September 30, 2025 and 2024, respectively, and 59,828 and 20,000 for the nine months ended September 30, 2025 and 2024, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.
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
Financial information by segment for the three months ended September 30, 2025 and 2024 is summarized below (in thousands):

	Offshore Energy Services	Government Services	Other Services	Corporate	Consolidated
Three months ended September 30, 2025
Revenues	$250,431	$100,898	$34,960	$—	$386,289
Less:
Personnel	62,304	29,507	6,770	—	98,581
Repairs and maintenance	42,777	9,365	3,395	—	55,537
Insurance	3,486	1,950	342	—	5,778
Fuel	13,162	2,794	5,440	—	21,396
Leased-in equipment	15,446	9,572	1,696	—	26,714
Other segment costs	41,325	26,271	7,451	—	75,047
Total operating expenses	178,500	79,459	25,094	—	283,053
General and administrative expenses	22,451	11,007	1,781	7,966	43,205
Depreciation and amortization expense	7,049	7,846	2,622	222	17,739
Total costs and expenses	208,000	98,312	29,497	8,188	343,997
Gains on disposal of assets	—	—	—	8,245	8,245
Losses from unconsolidated affiliates	(2)	—	—	—	(2)
Operating income	$42,429	$2,586	$5,463	$57	$50,535

	Offshore Energy Services	Government Services	Other Services	Corporate	Consolidated
Three months ended September 30, 2024
Revenues	$246,312	$85,346	$33,464	$—	$365,122
Less:
Personnel	57,232	27,604	6,083	—	90,919
Repairs and maintenance	54,443	12,554	3,257	—	70,254
Insurance	4,019	1,900	298	—	6,217
Fuel	14,561	2,886	5,414	—	22,861
Leased-in equipment	15,122	9,357	1,223	—	25,702
Other segment costs	38,161	10,568	6,837	—	55,566
Total operating expenses	183,538	64,869	23,112	—	271,519
General and administrative expenses	24,466	8,991	1,784	7,657	42,898
Depreciation and amortization expense	7,360	7,041	2,987	181	17,569
Total costs and expenses	215,364	80,901	27,883	7,838	331,986
Losses on disposal of assets	—	—	—	(626)	(626)
Earnings from unconsolidated affiliates	703	—	—	—	703
Operating income (loss)	$31,651	$4,445	$5,581	$(8,464)	$33,213
Financial information by segment for the nine months ended September 30, 2025 and 2024 is summarized below (in thousands):

	Offshore Energy Services	Government Services	Other Services	Corporate	Consolidated
Nine months ended September 30, 2025
Revenues	$743,026	$279,340	$90,882	$—	$1,113,248
Less:
Personnel	174,117	81,251	19,253	—	274,621
Repairs and maintenance	137,762	34,095	9,783	—	181,640
Insurance	11,339	6,335	1,087	—	18,761
Fuel	38,729	7,557	14,384	—	60,670
Leased-in equipment	45,583	28,964	4,731	—	79,278
Other segment costs	122,621	60,859	20,279	—	203,759
Total operating expenses	530,151	219,061	69,517	—	818,729
General and administrative expenses	69,523	30,966	5,226	24,965	130,680
Depreciation and amortization expense	20,843	22,628	7,855	566	51,892
Total costs and expenses	620,517	272,655	82,598	25,531	1,001,301
Gains on disposal of assets	—	—	—	13,896	13,896
Earnings from unconsolidated affiliates	880	—	—	—	880
Operating income (loss)	$123,389	$6,685	$8,284	$(11,635)	$126,723

	Offshore Energy Services	Government Services	Other Services	Corporate	Consolidated
Nine months ended September 30, 2024
Revenues	$725,900	$247,096	$88,969	$—	$1,061,965
Less:
Personnel	163,074	71,749	18,207	—	253,030
Repairs and maintenance	157,740	37,941	9,439	—	205,120
Insurance	12,562	5,647	871	—	19,080
Fuel	45,293	7,246	14,832	—	67,371
Leased-in equipment	45,628	28,218	3,544	—	77,390
Other segment costs	110,326	29,871	18,019	—	158,216
Total operating expenses	534,623	180,672	64,912	—	780,207
General and administrative expenses	74,603	26,913	5,344	24,318	131,178
Depreciation and amortization expense	21,628	20,707	8,589	662	51,586
Total costs and expenses	630,854	228,292	78,845	24,980	962,971
Losses on disposal of assets	—	—	—	(963)	(963)
Earnings from unconsolidated affiliates	2,773	—	—	—	2,773
Operating income (loss)	$97,819	$18,804	$10,124	$(25,943)	$100,804
Reconciliation of consolidated income (loss) before taxes for the periods reflected below were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating income (loss):
Offshore Energy Services	$42,429	$31,651	$123,389	$97,819
Government Services	2,586	4,445	6,685	18,804
Other Services	5,463	5,581	8,284	10,124
Corporate	57	(8,464)	(11,635)	(25,943)
Operating income	50,535	33,213	126,723	100,804
Interest income	2,262	2,526	6,419	6,652
Interest expense, net	(9,962)	(9,660)	(29,486)	(28,517)
Other, net	(3,087)	10,592	25,878	4,308
Total other income (expense), net	(10,787)	3,458	2,811	(17,557)
Income before income taxes	$39,748	$36,671	$129,534	$83,247

Total depreciation and amortization expense by segment for the periods reflected below were as follows:

	Offshore Energy Services	Government Services	Other Services	Corporate	Consolidated
Three months ended September 30, 2025
Depreciation and amortization expense	$7,049	$7,846	$2,622	$222	$17,739
PBH amortization(1)	1,758	378	36	—	2,172
Total depreciation and amortization expense	$8,807	$8,224	$2,658	$222	$19,911
Three months ended September 30, 2024
Depreciation and amortization expense	$7,360	$7,041	$2,987	$181	$17,569
PBH amortization(1)	3,055	503	165	—	3,723
Total depreciation and amortization expense	$10,415	$7,544	$3,152	$181	$21,292

	Offshore Energy Services	Government Services	Other Services	Corporate	Consolidated
Nine months ended September 30, 2025
Depreciation and amortization expense	$20,843	$22,628	$7,855	$566	$51,892
PBH amortization(1)	7,707	1,252	206	—	9,165
Total depreciation and amortization expense	$28,550	$23,880	$8,061	$566	$61,057
Nine months ended September 30, 2024
Depreciation and amortization expense	$21,628	$20,707	$8,589	$662	$51,586
PBH amortization(1)	9,222	1,513	439	—	11,174
Total depreciation and amortization expense	$30,850	$22,220	$9,028	$662	$62,760
(1) Included within operating expenses on the condensed consolidated statements of operations.
Capital expenditures by segment for the periods reflected below were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Offshore Energy Services	$2,643	$12,752	$30,984	$34,917
Government Services	25,038	42,731	76,192	130,888
Other Services	1,535	1,504	5,717	6,098
Total capital expenditures	$29,216	$56,987	$112,893	$171,903
Segment assets consisting of property and equipment (excluding construction in progress), net of accumulated depreciation and right of use (“ROU”) assets, are reflected below for the periods indicated:

	September 30, 2025	December 31, 2024
Offshore Energy Services	$580,153	$596,687
Government Services	551,210	433,721
Other Services	57,921	62,746
Total segment assets	$1,189,284	$1,093,154
Corporate	2,314	3,156
Construction-in-progress	205,172	244,181
Total long-lived assets	$1,396,770	$1,340,491

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes, included elsewhere herein, as well as our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2025 (the “Annual Report on Form 10-K”). Unless the context otherwise indicates, in this MD&A, any references to the “Company,” “Bristow,” “we,” “us” and “our” refer to Bristow Group Inc. and its consolidated entities.
In the discussions that follow, the terms “Current Quarter” and “Preceding Quarter” refer to the three months ended September 30, 2025 and June 30, 2025, respectively, and “Current Year” and “Prior Year” refer to the nine months ended September 30, 2025 and 2024, respectively.
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
•our reliance on a limited number of helicopter manufacturers and suppliers and the impact of a shortfall in availability of aircraft components and parts required for maintenance and repairs of our helicopters, including significant delays in the delivery of parts for our S92 and AW189 fleet and aircraft in general;
•our reliance on a limited number of customers and the reduction of our customer base as a result of consolidation and/or the energy transition;
•public health crises, such as pandemics and epidemics, and any related government policies and actions;
•our inability to execute our business strategy for diversification efforts related to government services and advanced air mobility;
•the potential effects of the ongoing U.S. government shutdown on our Government Services business;
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
The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. All forward-looking statements in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and are only made as of the date of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q should be evaluated together with the many uncertainties that affect our businesses, particularly those discussed in greater detail in Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report on Form 10-K, and Part II, Item 1A, “Risk Factors” of the Company’s subsequent Quarterly Reports on Form 10-Q.
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
Bristow currently has customers in Australia, Brazil, Canada, Chile, the Dutch Caribbean, the Falkland Islands, Ireland, the Netherlands, Nigeria, Norway, Spain, Suriname, Trinidad, the United Kingdom (“UK”) and the United States (“U.S.”).
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
Recent Developments
Test Arena Operations Take Off in Norway
In August 2025, Bristow successfully launched the first operations of Norway’s Test Arena for Zero & Low Emission Aviation at Stavanger Airport, featuring flights of BETA Technologies’ all-electric ALIA CX300 aircraft. This initiative, conducted in partnership with Avinor and the Civil Aviation Authority of Norway, marks a significant milestone in advancing sustainable aviation and integrating Advanced Air Mobility (AAM) in the Nordic region. The Test Arena will host a series of evaluation flights over several months to assess zero-and low-emission aviation routes, with early operations connecting Stavanger and Bergen.

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
The following table identifies the types of aircraft that comprise our fleet and the number of those aircraft in our fleet as of September 30, 2025.

	Number of Aircraft
Type	Owned Aircraft(1)	Leased Aircraft	Total Aircraft	Maximum Passenger Capacity	Average Age (years)(2)
Heavy Helicopters:
S92	33	29	62	19	15
AW189	20	4	24	16	8
	53	33	86
Medium Helicopters:
AW139	49	6	55	12	14
S76 D/C++	13	—	13	12	13
AS365	1	—	1	12	36
	63	6	69
Light—Twin Engine Helicopters:
AW109	3	—	3	7	18
H135/EC135	12	—	12	6	9
	15	—	15
Light—Single Engine Helicopters:
AS350	12	—	12	4	26
AW119	13	—	13	7	19
	25	—	25
Total Helicopters	156	39	195		15
Fixed Wing	9	5	14
Unmanned Aerial Systems (“UAS”)	4	—	4
Total Fleet	169	44	213
______________________
(1)Does not include certain aircraft shown in the under construction line in the fleet table below. Upon completion of additional configuration, the newly delivered aircraft will appear in the fleet table above when placed into service.
(2)Reflects the average age of helicopters that are owned by the Company.

The table below presents the number of aircraft in our fleet as of September 30, 2025, their distribution among the segments through which we operate as a percentage of total revenues for the three months ended September 30, 2025, and the number of aircraft not yet reflected in our fleet as they were on order or under construction as of September 30, 2025.

	Percentage of Total Revenues	Helicopters				Fixed Wing	UAS
		Heavy	Medium	Light Twin	Light Single			Total
Offshore Energy Services	67%	56	61	12	—	1	—	130
Government Services	25%	30	8	3	20	—	4	65
Other Services	8%	—	—	—	5	13	—	18
Total	100%	86	69	15	25	14	4	213
Aircraft not currently in fleet:
Under construction(1)		9	3	—	—	—	—	12
Options(2)		10	—	10	—	—	—	20
______________________
(1)Under construction reflects new aircraft that the Company has either taken possession of and are undergoing additional configuration before being placed into service or are currently under construction by the Original Equipment Manufacturer (“OEM”) and pending delivery. Includes nine AW189 heavy helicopters (of which two were delivered and are undergoing additional configuration) and three AW139 medium helicopters (all three of which were delivered and are undergoing additional configuration).
(2)Options include 10 AW189 heavy helicopters and 10 H135 light-twin helicopters.

Results of Operations for Current Quarter compared to Preceding Quarter
(in thousands, except percentages)
The following table presents our operating results and other statement of operations information for the Current Quarter and Preceding Quarter.

	Three Months Ended
	September 30, 2025	June 30, 2025	Favorable (Unfavorable)
Revenues:
Offshore Energy Services:
Europe	$101,026	$107,625	$(6,599)	(6.1)%
Americas	100,945	95,230	5,715	6.0%
Africa	48,460	49,955	(1,495)	(3.0)%
Total Offshore Energy Services	250,431	252,810	(2,379)	(0.9)%
Government Services	100,898	92,499	8,399	9.1%
Other Services	34,960	31,120	3,840	12.3%
Total revenues	386,289	376,429	9,860	2.6%

Operating income (loss):
Offshore Energy Services	42,429	43,595	(1,166)	(2.7)%
Government Services	2,586	(1,912)	4,498	nm
Other Services	5,463	3,443	2,020	58.7%
Corporate	57	(2,486)	2,543	nm
Total operating income	50,535	42,640	7,895	18.5%
Interest income	2,262	2,039	223	10.9%
Interest expense, net	(9,962)	(10,034)	72	0.7%
Other, net	(3,087)	17,577	(20,664)	nm
Total other income (expense), net	(10,787)	9,582	(20,369)	nm
Income before income taxes	39,748	52,222	(12,474)	(23.9)%
Income tax benefit (expense)	11,843	(20,443)	32,286	nm
Net income	51,591	31,779	19,812	62.3%
Net income attributable to noncontrolling interests	(47)	(31)	(16)	(51.6)%
Net income attributable to Bristow Group Inc.	$51,544	$31,748	$19,796	62.4%

Operating income margins:
Offshore Energy Services	17%	17%
Government Services	3%	(2)%
Other Services	16%	11%
__________________
nm = Not Meaningful
Flight Hours by Segment

	Three Months Ended
	September 30, 2025	June 30, 2025	Favorable (Unfavorable)
Offshore Energy Services:
Europe	8,471	8,838	(367)	(4.2)%
Americas	11,104	10,700	404	3.8%
Africa	4,415	4,931	(516)	(10.5)%
Total Offshore Energy Services	23,990	24,469	(479)	(2.0)%
Government Services	5,016	4,868	148	3.0%
Other Services	3,942	3,684	258	7.0%
	32,948	33,021	(73)	(0.2)%

Offshore Energy Services
Revenues from Offshore Energy Services were $2.4 million lower in the Current Quarter. Revenues in Europe and Africa were $6.6 million and $1.5 million lower, respectively, primarily due to lower utilization, while revenues in the Americas were $5.7 million higher primarily due to higher utilization. Operating income was $1.2 million lower in the Current Quarter primarily due to the lower revenues, partially offset by lower general and administrative expenses of $1.4 million primarily due to lower professional services fees. Overall operating expenses were consistent with the Preceding Quarter primarily due to higher personnel costs, offset by lower repairs and maintenance and other operating costs. Personnel costs were $7.3 million higher primarily due to the absence of a seasonal personnel cost benefit in Norway of $4.2 million in the Preceding Quarter, higher benefits costs of $1.8 million in Europe and the U.S. in the Current Quarter, and higher overtime costs of $0.8 million in the U.S and Trinidad. Repairs and maintenance costs were $5.3 million lower primarily due to higher vendor credits. Other operating expenses were $2.3 million lower primarily due to lower subcontractor costs of $1.8 million related to activity in Africa and Norway, and lower reimbursable expenses of $1.6 million in Europe, partially offset by higher freight costs of $0.9 million.
Government Services
Revenues from Government Services were $8.4 million higher in the Current Quarter primarily due to the ongoing transition of the Irish Coast Guard ("IRCG") contract, as an additional base commenced operations in the third quarter. Operating income was $2.6 million in the Current Quarter compared to an operating loss of $1.9 million in the Preceding Quarter primarily due to the higher revenues, partially offset by higher operating expenses of $2.8 million and higher general and administrative expenses of $0.8 million. The increase in operating expenses was primarily due to higher other operating costs of $4.6 million due to higher subcontractor costs, increased amortization of deferred costs, and higher personnel costs of $2.2 million related to new Government Services contracts, partially offset by lower repairs and maintenance costs of $4.0 million due to higher vendor credits and the timing of repairs. The increase in general and administrative expenses was primarily due to higher professional services fees and personnel costs related to contract transitions.
Other Services
Revenues from Other Services were $3.8 million higher in the Current Quarter primarily due to higher activity in Australia of $4.8 million, partially offset by lower revenues of $1.1 million due to the conclusion of a dry-lease contract. Operating income was $2.0 million higher in the Current Quarter primarily due to the higher revenues, partially offset by higher operating expenses of $1.9 million related to the increased activity in Australia.
Corporate
Operating income was $0.1 million in the Current Quarter compared to an operating loss of $2.5 million in the Preceding Quarter primarily due to increased gains on asset dispositions of $2.0 million and lower general and administrative expenses of $0.5 million. During the Current Quarter, the Company sold or otherwise disposed of two AW139 medium helicopters resulting in net gains of $8.2 million. During the Preceding Quarter, the Company sold or otherwise disposed of two AW139 medium helicopters resulting in net gains of $6.2 million. General and administrative expenses were lower due to decreased personnel costs.
Other, net
Other expense, net of $3.1 million in the Current Quarter resulted from foreign exchange losses. Other income, net of $17.6 million in the Preceding Quarter primarily resulted from foreign exchange gains.
Income tax benefit (expense)
Income tax benefit was $11.8 million in the Current Quarter compared to income tax expense of $20.4 million in the Preceding Quarter. The income tax benefit and resulting effective tax rate in the Current Quarter were impacted by a valuation allowance released in Australia, the earnings mix of the Company's global operations and higher deductible business interest expenses, partially offset by the recognition of certain deferred tax assets.

Results of Operations for Current Year compared to Prior Year
(in thousands, except percentages)
The following table presents our operating results and other statement of operations information for the Current Year and Prior Year:

	Nine Months Ended
	September 30,
	2025	2024	Favorable (Unfavorable)
Revenues:
Offshore Energy Services:
Europe	$309,869	$322,053	$(12,184)	(3.8)%
Americas	287,744	278,668	9,076	3.3%
Africa	145,413	125,179	20,234	16.2%
Total Offshore Energy Services	743,026	725,900	17,126	2.4%
Government Services	279,340	247,096	32,244	13.0%
Other Services	90,882	88,969	1,913	2.2%
Total revenues	1,113,248	1,061,965	51,283	4.8%

Operating income (loss):
Offshore Energy Services	123,389	97,819	25,570	26.1%
Government Services	6,685	18,804	(12,119)	(64.4)%
Other Services	8,284	10,124	(1,840)	(18.2)%
Corporate	(11,635)	(25,943)	14,308	55.2%
Total operating income	126,723	100,804	25,919	25.7%
Interest income	6,419	6,652	(233)	(3.5)%
Interest expense, net	(29,486)	(28,517)	(969)	(3.4)%
Other, net	25,878	4,308	21,570	nm
Total other income (expense), net	2,811	(17,557)	20,368	nm
Income before income taxes	129,534	83,247	46,287	55.6%
Income tax expense	(18,783)	(20,145)	1,362	6.8%
Net income	110,751	63,102	47,649	75.5%
Net income attributable to noncontrolling interests	(100)	(98)	(2)	(2.0)%
Net income attributable to Bristow Group Inc.	$110,651	$63,004	$47,647	75.6%

Operating income margins:
Offshore Energy Services	17%	13%
Government Services	2%	8%
Other Services	9%	11%
Flight Hours by Segment

	Nine Months Ended
	September 30,
	2025	2024	Favorable (Unfavorable)
Offshore Energy Services:
Europe	26,057	28,889	(2,832)	(9.8)%
Americas	31,805	32,078	(273)	(0.9)%
Africa	14,026	12,707	1,319	10.4%
Total Offshore Energy Services	71,888	73,674	(1,786)	(2.4)%
Government Services	13,825	14,569	(744)	(5.1)%
Other Services	11,026	10,097	929	9.2%
	96,739	98,340	(1,601)	(1.6)%

Offshore Energy Services
Revenues from Offshore Energy Services were $17.1 million higher in the Current Year. Revenues in Africa were $20.2 million higher primarily due to higher utilization and additional aircraft capacity. Revenues in the Americas were $9.1 million higher primarily due to higher utilization in the U.S. and Brazil, which was partially offset by lower utilization in Trinidad and the absence of a one-time benefit in the Prior Year related to the transition from cash basis recognition to an accrual basis of accounting in Canada. Revenues in Europe were $12.2 million lower primarily due to lower utilization, partially offset by higher rates and favorable foreign exchange gains. Operating income was $25.6 million higher in the Current Year primarily due to the higher revenues coupled with lower general and administrative expenses of $5.1 million and lower operating expenses of $4.5 million, partially offset by lower earnings from unconsolidated affiliates of $1.9 million. The decrease in general and administrative expenses was primarily due to lower professional services fees, insurance and indirect tax expenses. Repairs and maintenance costs were $20.0 million lower primarily due to higher vendor credits. Fuel costs were $6.6 million lower due to lower global fuel prices and decreased flight hours in Europe. Insurance costs were $1.2 million lower primarily due to lower aircraft insurance premiums. Other operating expenses were $12.3 million higher primarily due to higher reimbursable expenses, freight, subcontractor and training costs. Personnel costs were $11.0 million higher primarily due to increased headcount in Africa and Brazil due to increased activity, higher compensation costs in Norway due to labor agreement escalations, and unfavorable foreign exchange impacts.
Government Services
Revenues from Government Services were $32.2 million higher in the Current Year due to the commencement of the IRCG contract and higher UKSAR revenues primarily due to favorable foreign exchange gains. Operating income was $12.1 million lower primarily due to higher expenses attributable to the commencement of new contracts in Ireland and the UK, partially offset by higher revenues. Operating expenses were $38.4 million higher primarily due to higher subcontractor costs of $20.6 million, higher amortization of deferred costs of $5.2 million, increased personnel costs of $9.5 million and other operating expenses of $6.9 million, partially offset by lower repairs and maintenance costs of $3.8 million primarily due to increased vendor credits. Additionally, general and administrative costs and depreciation and amortization expenses were $4.1 million and $1.9 million higher, respectively, primarily due to the ongoing transitions of the new Government Services contracts.
Other Services
Revenues from Other Services were $1.9 million higher in the Current Year primarily due to higher activity in Australia, partially offset by lower revenues due to the conclusion of certain dry-lease contracts. Operating income from Other Services was $1.8 million lower primarily due to higher operating expenses of $4.6 million, offsetting the higher revenues of $1.9 million and lower depreciation and amortization expenses of $0.7 million. The increase in operating expenses was comprised of higher other operating expense of $2.3 million, higher lease expenses of $1.2 million and higher personnel costs of $1.0 million. These increases were all primarily driven by increased fixed wing services activity in Australia and is the result of additional aircraft leases, increased headcount, ground handling costs and other variable expenses.
Corporate
Total operating losses for Corporate were $14.3 million lower than the Prior Year primarily due to increased gains on disposal of assets. During the Current Year, the Company sold or otherwise disposed of four AW139 medium helicopters and various other assets, resulting in net gains of $13.9 million. During the Prior Year, the Company sold or otherwise disposed of aircraft and other assets resulting in losses of $1.0 million.
Interest Expense, net
Interest expense, net was $1.0 million higher in the Current Year primarily due to higher interest on higher debt balances of $2.9 million and the acceleration of the amortization of deferred financing costs of $1.8 million due to the prepayment of principal on the UKSAR Debt, partially offset by higher capitalized interest on new aircraft of $3.9 million.
Other, net
Other income, net was $21.6 million higher in the Current Year primarily due to higher foreign exchange gains.
Income tax expense
Income tax expense was $1.4 million lower in the Current Year primarily due to a valuation allowance released in Australia, partially offset by the earnings mix of the Company’s global operations.
Liquidity and Capital Resources
General
As of September 30, 2025, we had $245.5 million of unrestricted cash and $67.9 million of remaining availability under our ABL Facility for total liquidity of $313.4 million. As of September 30, 2025, approximately 68% of our total cash balance was held outside the U.S. Most of our cash held outside the U.S. could be repatriated to the U.S., and any such repatriation could be subject to additional taxes. If cash held by non-U.S. operations is required for funding operations in the U.S., we may make a provision for additional taxes in connection with repatriating this cash, which is not expected to have a significant impact on our results of operations.
Summary of Cash Flows

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$121,493	$126,366
Investing activities	(60,177)	(167,442)
Financing activities	(55,966)	63,263
Operating Activities
Operating cash flows were $4.9 million lower in the Current Year primarily due to an increase in net working capital uses, partially offset by an increase in operating income. Working capital uses of $49.3 million in the Current Year primarily resulted from increases in inventory to support new contracts and to mitigate risks related to supply chain constraints and an increase in other assets primarily related to start-up costs for new Government Services contracts. Working capital uses of $10.1 million in the Prior Year were primarily due to increases in inventory to support new contracts and to mitigate risks related to supply chain constraints.
Investing Activities
During the Current Year, net cash used in investing activities was $60.2 million consisting of:
•Capital expenditures of $112.9 million primarily related to payments for aircraft, leasehold improvements and purchases of equipment, partially offset by
•Proceeds of $52.7 million from the sale of assets.
During the Prior Year, net cash used in investing activities was $167.4 million consisting of:
•Capital expenditures of $171.9 million primarily related to payments for aircraft, purchases of equipment and leasehold improvements, partially offset by
•Proceeds of $4.5 million from the sale of assets.
Financing Activities
During the Current Year, net cash used in financing activities was $56.0 million primarily consisting of:
•Repayments of debt of $53.7 million related to the principal on secured equipment term loans, and
•Stock repurchases of $9.1 million, partially offset by
•Proceeds from borrowings of $5.8 million.
During the Prior Year, net cash provided by financing activities was $63.3 million primarily consisting of:
•Proceeds from borrowings of $82.3 million, partially offset by
•Repayments of debt of $11.5 million primarily related to the principal on secured equipment term loans,
•Stock repurchases of $4.1 million, and
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
Capital Allocation Framework
We consistently evaluate the best uses of our cash flow and aim to yield the highest value and return on capital. Our capital allocation strategy includes the following:
Balance Sheet:
•Protect and maintain a strong balance sheet and liquidity position by paying down debt to a balance of approximately $500 million gross debt by the end of 2026. During the nine months ended September 30, 2025, we made $40.1 million (£29.6 million) of accelerated principal payments on the UKSAR Debt in support of this target.
•Structure leases and debt to facilitate financial flexibility.
Growth:
•Pursue high impact, high return organic growth opportunities, which currently prioritizes the completion of the new IRCG and UKSAR2G contract transitions. We are also currently upgrading our fleet with new OES configured AW189 helicopters to meet customer demand and enhance profitability.
•Assess other growth opportunities through potential mergers and acquisitions. In addition, we are pursuing various Advanced Air Mobility (AAM) opportunities.
Shareholder Capital Returns:
•Opportunistically buy back shares using our $125 million share repurchase program. During the nine months ended September 30, 2025, we repurchased 123,966 shares of common stock in open market transactions for gross considerations of $4.0 million, which represents an average cost per share of $32.43. As of September 30, 2025, $121.0 million remained available of the $125.0 million stock purchase program authorized in February 2025.
•Plan to initiate a quarterly cash dividend program beginning in the first quarter of 2026, with an initial dividend payment of $0.125 per share ($0.50 per share annualized).
Material Cash Requirements
Our primary sources of liquidity include unrestricted cash balances, cash flows from operations, borrowings under our ABL Facility and, from time to time, we may obtain additional liquidity through the issuance of equity, debt, other financing options or through asset sales. Our primary uses of liquidity include working capital needs to fund operations, meeting our capital commitments and growth expenditure plans (including the purchase of aircraft, property and other equipment), the repurchase of stock or debt securities, payment of debt service obligations and executing on our other capital allocation targets.
As of September 30, 2025, we had no near-term debt maturities, other than the current portion of long-term debt of $22.1 million, and our total debt balance, net of deferred financing fees, was $675.0 million which was comprised of the 6.875% Senior Notes due in March 2028, the UKSAR Debt maturing in March 2036, and the IRCG Debt maturing in June 2031.
We believe that our cash flows from operations and other sources of liquidity will continue to be sufficient to meet working capital requirements, debt service obligations and capital expenditure commitments, while meeting capital allocation targets. Our long-term liquidity is dependent upon our ability to generate operating profits sufficient to meet our requirements for operations, debt service, capital expenditures and a reasonable return on investment.
Contractual Obligations and Commercial Commitments
We have various contractual obligations that are recorded as liabilities on our consolidated balance sheets. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities on our consolidated balance sheets.

As of September 30, 2025, we had unfunded capital commitments of $115.9 million, consisting primarily of agreements to purchase seven AW189 heavy helicopters, which are scheduled to be delivered in 2025 and 2026. In addition, the Company has outstanding options to purchase up to ten additional AW189 helicopters and ten H135 light-twin helicopters. If these options are exercised, the AW189 helicopters and H135 helicopters would be scheduled for delivery between 2027 and 2028. The Company may, from time to time, purchase aircraft for which it has no orders.
Lease Obligations
From time to time, we may, under favorable market conditions and when necessary, enter into aircraft lease agreements in support of our global operations.
We have non-cancelable operating leases in connection with the lease of certain equipment, including leases for aircraft, land and facilities used in our operations. The related lease agreements, which range from non-cancelable to month-to-month terms, generally provide for fixed monthly rentals and can also include renewal options. As of September 30, 2025, aggregate undiscounted future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year were as follows (in thousands):

	Aircraft	Other	Total
Remaining in 2025	$21,920	$3,032	$24,952
2026	76,252	10,420	86,672
2027	52,094	6,994	59,088
2028	36,553	5,665	42,218
2029	17,891	3,454	21,345
Thereafter	55,060	8,440	63,500
	$259,770	$38,005	$297,775
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

September 30, 2025
Current assets	$2,503,433
Non-current assets	$2,373,209
Current liabilities	$1,814,478
Non-current liabilities	$647,216

Nine Months Ended September 30, 2025
Total revenues	$574,193
Operating income	$72,077
Net income	$90,191
Net income attributable to Bristow Group Inc.	$90,087
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
Item 4. Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated, with reasonable assurance, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.
During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
For a detailed discussion of our risk factors, see Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information regarding our repurchases of shares of our common stock on a monthly basis during the three months ended September 30, 2025:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
July 1, 2025 - July 31, 2025	4,722	$33.22	3,869	$120,988,358
August 1, 2025 - August 31, 2025	256	$32.99	256	$120,979,892
September 1, 2025 - September 30, 2025	12,594	$37.70	—	$120,979,892
___________________________
(1)Reflects 13,447 shares purchased in connection with the surrender of stock by employees to satisfy certain tax withholding obligations from stock vesting. These repurchases are not a part of our publicly announced program and do not affect our Board-approved stock repurchase program.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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
DATE: November 4, 2025