Form 10-K
period 2025-12-31
Bristow Group Inc.
filed 2026-02-26
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-K
 ___________________________________________________
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	001-35701
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware		72-1455213
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

3151 Briarpark Drive, Suite 700
Houston,	Texas	77042
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s telephone number, including area code:
(713) 267-7600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	VTOL	NYSE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes   ☐ No
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☑	☐	☐	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
The aggregate market value of the voting stock of the registrant held by non-affiliates (in thousands) as of June 30, 2025 was $816,833. The total number of shares of common stock (in thousands), par value $0.01 per share, outstanding as of February 23, 2026 was 29,191. The registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Definitive Proxy Statement relating to the registrant's 2026 Annual Meeting of Stockholders, to be filed within 120 days after December 31, 2025 pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this report.

BRISTOW GROUP INC. AND SUBSIDIARIES
FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements about our future business, strategy, operations, capabilities and results; financial projections; plans and objectives of our management, including our expectations regarding our quarterly dividend program and our intention to pay down debt; expected actions by us and by third parties, including our customers, competitors, vendors and regulators; and other matters. Some of the forward-looking statements can be identified by the use of words such as “believes," “belief," “forecasts," “expects," “plans," “anticipates," “intends," “projects," “estimates," “may," “might," “will," “would," “could," “should” or other similar words; however, all statements in this Annual Report on Form 10-K, other than statements of historical fact or historical financial results, are forward-looking statements.
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
•disruptions in global trade, including as a result of tariffs, trade restrictions, retaliatory trade measures or the effect of such actions on trading relationships between the United States (“U.S.”) and other countries;
•the potential effects of any future U.S. government shutdown on our Government Services business;
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
The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. All forward-looking statements in this Annual Report on Form 10-K are qualified by these cautionary statements and are only made as of the date of this Annual Report on Form 10-K. The forward-looking statements in this Annual Report on Form 10-K should be evaluated together with the many uncertainties that affect our businesses, particularly those discussed in greater detail in Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
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
Our core business of providing aviation services to leading global energy companies and government entities provides us with geographic and customer diversity that helps mitigate risks associated with a single market or customer. We currently have customers in Australia, Brazil, Canada, Chile, the Dutch Caribbean, the Falkland Islands, Ireland, the Netherlands, Nigeria, Norway, Spain, Suriname, Trinidad and Tobago, the United Kingdom (“UK”) and the United States (“U.S.”).
Segments and Markets
Our business is comprised of three operating segments: Offshore Energy Services, Government Services and Other Services. During the year ended December 31, 2025, approximately 66%, 26% and 8% of our total revenues were derived from Offshore Energy Services, Government Services and Other Services, respectively. During the year ended December 31, 2024, approximately 68%, 23% and 9% of our total revenues were derived from Offshore Energy Services, Government Services and Other Services, respectively.
Offshore Energy Services
We primarily transport personnel to, from and between offshore production platforms, drilling rigs, and other installations and provide emergency response services for our offshore energy customers. We generate a majority of our offshore revenues from contracts supporting our energy customers’ offshore production operations, which have long-term transportation requirements. Production activities are typically less cyclical than exploration and development activities. Production platforms remain in place over the long-term and are relatively unaffected by economic cycles, as the marginal cost of operation is low. The remainder of our offshore energy revenues primarily comes from transporting personnel to, from and between offshore drilling rigs. Deepwater exploration and development activity continues to be a significant component of global offshore energy markets and typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the energy companies using relatively conservative assumptions relating to oil and gas prices. The main regions where we offer offshore energy transportation services are the Americas, Africa and Europe.
United States. We are one of the largest providers of aviation services in the U.S. Gulf of America, which is a major offshore energy exploration, development and production region and one of the largest offshore energy aviation markets in the world. Our customer base in the U.S. Gulf of America consists primarily of international, independent and major integrated energy companies.

Brazil. Brazil has one of the largest deepwater offshore exploration, development and production areas in the world. We currently operate from a network of bases strategically located in Brazil providing aviation services to offshore platforms.
Caribbean, Latin America. In addition to our operations in Brazil, we operate helicopters in Trinidad and Tobago and Suriname.
Nigeria. We provide aviation services to the offshore energy industry in Nigeria where the market for our services is predominantly concentrated in the oil-rich, shallow waters of the Niger Delta area and in support of deepwater exploration and production.
United Kingdom. We provide offshore aviation services to a number of energy companies operating in the UK region of the North Sea. Our primary operations in the UK include personnel transportation utilizing helicopters.
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
Government Services
We provide public sector emergency response and other aviation services to government agencies in the UK, Ireland, the U.S., the Netherlands and the Dutch Caribbean. Global demand for helicopters in support of Government Services, such as SAR, is subject to a nation’s willingness to outsource such services and capital spending decisions. The duration of these contracts is generally longer than those of offshore energy contracts, and these contracts offer stable, long-term cash flows with high-credit, quality customers at attractive margins.
United Kingdom and Falkland Islands. We provide public sector emergency response services through the UK SAR contract (“UKSAR”) with the UK Department for Transport (“DfT”). The UKSAR contract services the emergency SAR needs for all of the UK on behalf of the Maritime and Coastguard Agency (the “MCA”). In July 2022, the MCA awarded us a new 10-year contract for the Second-Generation Search and Rescue Aviation (“UKSAR2G”) program, and we began transitioning to the new contract in late 2024. The transition to UKSAR2G is expected to conclude by December 31, 2026. We will continue to operate from our existing 10 bases and will launch two new seasonal bases to serve areas around two of the busiest locations for summer tourism. The UKSAR2G contract also combines the use of rotary and fixed wing aircraft and includes the use of unmanned aerial systems (“UAS”), benefiting from innovation and advances in technology. Additionally, we provide SAR and support helicopter services for the UK Ministry of Defence with operations in the Falkland Islands.
Ireland. In August 2023, we were awarded a 10-year contract with the Irish Department of Transport to provide SAR services to the Irish Coast Guard (“IRCG”) from four dedicated bases in Sligo, Shannon, Waterford and Dublin. The contract will provide day and night-time operations, delivering nationwide all-weather 24-hour coverage, 365 days a year. The IRCG contract includes the use of six specialized SAR-configured AW189 helicopters equipped with the latest evolution of mission systems along with two specialized fixed-wing aircraft providing operational support for search and rescue and environmental monitoring. The contract commenced in late 2024, and the last base is fully operational as of the beginning of 2026.

United States. We provide transportation services in the U.S. Gulf of America to the Bureau of Safety and Environmental Enforcement (BSEE), a U.S. government agency that conducts inspections of offshore installations.
Netherlands. We provide SAR helicopter services for the Netherlands Defence Materiel Organisation (DMO). Beyond responding to emergencies, the SAR teams tasked by the Joint Rescue Coordination Centre under the Netherlands Coastguard contract (NLSAR) also provide support with other duties, such as aiding the Coastguard with secondary tasks in the aftermath of disasters and incidents and transporting the Maritime Incident Response Group.
Dutch Caribbean. We provide SAR and other aviation services on behalf of the Dutch Caribbean Coast Guard (DCCG) in the Caribbean.
Other Services
Our Other Services primarily represent fixed wing transportation services in Australia, providing regular passenger transport (scheduled airline service with individual commercial ticket sales) and charter services for various energy and mining companies. Additionally, in order to diversify sources of our earnings and cash flows, we deploy helicopters in support of other industries and activities by entering into dry lease arrangements for our helicopters with operators primarily located in other international markets. Other aviation services not included in the segments noted above would also be reflected in this segment.
Australia. We own a regional fixed wing air carrier (“Airnorth”), based in Darwin, North Territory, Australia, focused on providing both scheduled services and charter targeting the energy and mining industries in Northern and Western Australia as well as international services to Dili, Timor-Leste.
United Kingdom. We own a controlling stake in the Humberside Airport in Kirmington, UK (the “Humberside Airport”).
Other. We lease helicopters and provide technical support to air operators in Chile and Spain.
Seasonality
In general, the winter months are seasonally our lowest revenue periods, with fewer daylight hours resulting in reduced flight hours in our Offshore Energy Services segment and fewer missions in our Government Services segment.
We are one of the largest providers of aviation services in the North Sea, where there are harsh weather conditions and geographically-concentrated offshore facilities. Our North Sea operations are subject to seasonality as drilling activity is lower during the winter months due to harsh weather conditions and shorter days.
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

Equipment and Services
We own and operate three categories of aircraft: rotary wing helicopters, fixed wing airplanes and UAS.
Our three classes of helicopters consist of:
•Heavy helicopters, which have twin engines, typical capacity of 16 to 19 passengers, and approximately 500-mile range, are primarily used in support of the deepwater offshore energy industry, frequently in harsh environments or in areas with long distances from shore, such as those in the U.S. Gulf of America, Brazil and the North Sea. Heavy helicopters are also used to support SAR operations.
•Medium helicopters, which have twin engines, typical capacity of 12 passengers, and approximately 450-mile range, are primarily used to support the offshore energy industry, SAR operations, utility services and corporate uses, among other missions.
•Light helicopters, which may have single or twin engines, typical capacity of four to seven passengers, and approximately 300 to 325-mile range, are used to support a wide range of activities, including the offshore energy industry, utility services and corporate uses, among other missions.
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

The table below presents the number of aircraft in our fleet as of December 31, 2025, their distribution among the segments through which we operate, as a percentage of total revenues for the year ended December 31, 2025, and the number of aircraft not yet reflected in our fleet as they were on order or under construction as of December 31, 2025.

	Percentage of Total Revenues	Helicopters				Fixed Wing	UAS
		Heavy	Medium	Light Twin	Light Single			Total
Offshore Energy Services	66%	55	60	12	—	1	—	128
Government Services	26%	32	9	3	20	—	4	68
Other Services	8%	—	—	—	5	13	—	18
Total	100%	87	69	15	25	14	4	214
Aircraft not currently in fleet:
Under construction(1)(3)		7	2	—	—	—	—	9
Options(2)(3)		10	—	9	—	—	—	19
______________________
(1)Under construction reflects new aircraft that the Company has either taken possession of and are undergoing additional configuration before being placed into service or are currently under construction by the Original Equipment Manufacturer (“OEM”) and pending delivery. Includes seven AW189 heavy helicopters (of which one was delivered and is undergoing additional configuration) and two AW139 medium helicopters (both of which were delivered and are undergoing additional configuration).
(2)Options include ten AW189 heavy helicopters and nine H135 light-twin helicopters.
(3)Excludes any orders or options for electric/hybrid vertical takeoff and landing and short takeoff and landing aircraft, collectively known as Advanced Air Mobility (“AAM”) aircraft that may have deposits but are pending regulatory certification.

The following table identifies the types of aircraft that comprise our fleet and the number of those aircraft in our fleet as of December 31, 2025.

	Number of Aircraft
Type	Owned Aircraft(1)	Leased Aircraft	Total Aircraft	Maximum Passenger Capacity	Average Age (years)(2)
Heavy Helicopters:
S92	32	29	61	19	15
AW189	22	4	26	16	8
	54	33	87
Medium Helicopters:
AW139	48	7	55	12	13
S76 D/C++	13	—	13	12	14
AS365	1	—	1	12	36
	62	7	69
Light—Twin Engine Helicopters:
AW109	3	—	3	7	18
H135	12	—	12	6	9
	15	—	15
Light—Single Engine Helicopters:
AS350	12	—	12	4	26
AW119	13	—	13	7	19
	25	—	25
Total Helicopters	156	40	196		14
Fixed Wing	9	5	14
UAS	4	—	4
Total Fleet	169	45	214
______________________
(1)Does not include certain aircraft shown in the under construction line in the fleet table. Upon completion of additional configuration, the newly-delivered aircraft will appear in the fleet table above when placed into service.
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
Currently, we have aircraft in 15 different countries, on five different continents under 12 AOCs.
Customers and Contractual Arrangements
Our principal customers are offshore energy companies and government agencies. During the year ended December 31, 2025, our top ten customers accounted for approximately 63% of revenues, and the combined revenues from our three largest customers accounted for 36% of our revenues.
We contract the majority of our helicopters primarily through master service agreements, subscription agreements, day-to-day contract arrangements, fixed-term noncancellable contracts and dry leases. Master service agreements and subscription agreements typically require a fixed, monthly fee plus incremental payments based on flight hours. These contract terms generally range from one month to 10 years. Depending on the agreement, certain contracts may be canceled on 30 to 365 days’ notice, with or without penalty, and may include escalation provisions allowing annual rate increases. With a more favorable environment for offshore helicopter operators, new offshore energy contracts have begun to include more stringent cancellation provisions and better terms and conditions around certain operational risks. Where penalty payments apply, they are typically intended to recover costs incurred in connection with providing services that would have otherwise been recovered through future performance. Day-to-day charter arrangements require either a rate for each hour flown with a minimum number of hours to be charged or a daily fixed fee plus an hourly rate based on hours flown. Our dry-lease contracts are typically based on a fixed lease term and generate a fixed monthly fee, but may also include an additional charge based on flight hours flown and/or the level of personnel support. Such contracts are often non-cancellable during the lease period, and leases generally run from one to five years. Our leasing customers are typically other helicopter operators that operate our helicopters under their own AOCs and retain the operating risk while providing us participation in the economics of the operations of the helicopters in each respective location. Under these leases, we may provide only the equipment or additional services such as logistical and maintenance support, training services and flight and maintenance crews.
Our fixed wing services are generally provided through regular public transport service or charter service. Regular passenger transport service is provided through established daily or weekly flight schedules and is based upon individual ticket sales, while charter service usually entails a fixed duration contract with a specific customer.
Competitive Conditions
The aviation services industry is highly competitive. Customers seek operators with established safety records and a demonstrated level of technical capability and competency. In most instances, customers contract aircraft through a competitive bidding process, and typically an operator must be technically qualified to respond to a request for proposal. Technical qualification typically includes the customer conducting a rigorous pre-tender audit to review safety performance, operational capability and experience. Upon technical qualification, customers typically evaluate tender responses based on safety performance, operational experience, technical solution, mobilization time and price, which applies to both our Offshore Energy and Government Services contracts. In general, incumbent operators have a competitive advantage in the bidding process based on their relationship with the customer, knowledge of the scope of work, and existing facilities to support the operations. In addition, while not the predominant practice, some offshore energy companies may support their own rotary aviation needs via an in-house aviation department to fulfill their needs, or they may support the entry of a new operator in a region where we operate.
Our primary competitors, which vary by region, are CHC Group LLC, NHV Group, Omni Helicopters International, S.A. and PHI, Inc. (“PHI”). We may also face competition from a number of smaller, local operators depending on the region and segment.
Environmental, Social and Governance
As the leading global provider of innovative and sustainable vertical flight solutions, Bristow is committed to leading responsibly. In addition to our commitment to safe and reliable operations, we are committed to playing a positive role in the communities where we operate by conducting our operations in a way that respects the environment and surrounding communities. Our sustainability program, which is administered by the Director of Sustainability and overseen by the Environmental, Social, and Governance Committee (the “ESG Committee”) of the Board of Directors (the “Board”), focuses on environmental responsibility, social responsibility, and respect for human rights through daily practices described in the following sections.
Sustainability Reporting
We value our shareholders and are committed to proactively engaging with all of our stakeholders, including our employees, customers, vendors, investors, and communities, through a variety of mediums. We strive to incorporate their input into our approach of integrating sustainability into our business practices. We value transparency in our sustainability policies, programs, and initiatives and, through our Annual Sustainability Report, disclose key metrics and performance indicators that we utilize to monitor progress toward our goals. The report is prepared in alignment with the International Sustainability Standards Board for the Airlines industry and includes additional applicable Sustainability Accounting Standards Board (SASB) metrics for the Air

Freight and Logistics and the Oil and Gas Services industries. We also report in line with the recommendations of the Task Force on Climate-related Disclosures (TCFD) to detail our approach to managing climate-related risks and opportunities in our enterprise risk assessment processes. To further enhance our disclosure on our key sustainability topics, we also align the report content with reference to the Global Reporting Initiative standards.
Environmental
Bristow obtained International Organization for Standards (“ISO”) 14001 certification in 2021, making it one of the first vertical lift operators in the UK to obtain this certification. ISO 14001 certification confirms the implementation of an environmental management system that monitors, manages, and delivers continuous improvement to systems and procedures at our certified bases of operations. Similarly, our Brazil operations and corporate offices have maintained ISO 14001 certifications since 2018 and 2022, respectively. Bristow has also undertaken proactive measures to reduce aircraft emissions and the overall environmental impact of our operations by deploying operational practices to reduce our time running the aircraft on the ground, utilizing a fleet of modern, efficient and regularly-maintained aircraft supported by current technologies, such as flight-planning software for payload management, and by partnering with our customers to maximize seat utilization, thus reducing the number of flights required. We have implemented a forward-looking strategy to improve the efficiency of our fleet and utilize more efficient aircraft. We are replacing less efficient, older support vehicles with electric vehicles, where available. Additionally, we encourage and assist our engine manufacturers, aircraft manufacturers, our customers and other stakeholders to be early and leading adopters of sustainable aviation fuels (“SAF”) as we encourage wider availability of these alternative fuels by our fuel suppliers. We have successfully flown limited sets of SAF-powered flights for our energy and SAR businesses in the North Sea. Lastly, Bristow has deepened partnerships with multiple manufacturers to assist with the operationalization of AAM. AAM is an emerging aviation system which utilizes aircraft that are powered primarily by hybrid and/or electric propulsion systems and is expected to support the reduction of operating emissions. We evaluate adjacent and emerging markets to identify and, when compelling, pursue opportunities to leverage our core competencies to expand and diversify our business. Potential opportunities include additional government and military services, attractive new geographic markets, and leveraging new technology and innovation.
Social
Our worldwide vertical lift solutions provide a critical service that no other mode of transport can provide, making people’s lives safer and more productive. Our global vertical-lift capabilities also support critical SAR missions, with a history of conducting SAR missions for many years and assisting or rescuing tens of thousands of individuals. The safety of our passengers and employees is the cornerstone of our social commitment and a key part of our mission and purpose. We believe that being a responsible and sustainable company is about making a positive difference in the communities where we live and work. Through Bristow Uplift, our corporate social responsibility and community investment program, we choose social investment initiatives that align with our Core Values aiming to build strong community relationships that will have a positive impact on our communities and create long-term value for our business. Our efforts focus on the following five categories to ensure we have a well-rounded approach to supporting our communities and the issues our employees are passionate about: diversity, education, health and wellness, sustainability, and aid to the underserved. Examples of the Company’s community involvement include partnerships with organizations that promote diversity and inclusion, sponsorships of charities benefiting health and wellness, volunteering at events that benefit the environment, and donations to organizations that provide food and/or clothing accessibility, to name a few. Bristow also matches eligible employee donations up to $2,500 per year to philanthropic organizations around the world. Through these efforts, we support building strong community relationships through the causes that are most important to our employees, ultimately creating long-term value for our business.
Human Rights
Our Code of Business Integrity (“COBI”) and our Human Rights Policy, which support the general principles of the United Nations Universal Declaration of Human Rights and similar principles, highlight and govern our commitment to respecting human rights in the workplace and in the communities in which we operate. Together, our COBI and our Human Rights Policy prohibit Bristow from engaging in discriminatory treatment and harassment, from relying on forced or child labor, including human trafficking, and from limiting employees’ freedom of association. Bristow supports fair wages and maintaining a healthy and safe work environment. Bristow requires its third-party direct vendors to adhere to the same principles which are included in our Supplier Code of Conduct.

Safety and Standards
Culture
We have a strong safety culture committed to striving toward zero accidents and zero harm. Our safety culture and the implementation of our safety program “Target Zero” is modeled and owned by each employee and led by our President and Chief Executive Officer, who is responsible for setting the tone at the top. Under our COBI, all employees are empowered, and actively encouraged by management, to challenge unsafe acts and conditions, including by exercising his or her “STOP WORK” authority, and participate in safety improvements by the Company. This culture is further exemplified by our status as a founding member of HeliOffshore, an organization dedicated to collaboration across the offshore helicopter industry to improve safety around the world.
The safety of our passengers and the maintenance of a safe working environment for our employees is our number one core value and highest operational priority. Aviation services are potentially hazardous and may result in incidents or accidents. Challenges to safe operations include unanticipated adverse weather conditions, impact with fixed or stationary objects, winch operations, human factors, and mechanical failures that may result in death or injury, damage to equipment, and other environmental or property damage. We are also subject to regulation by the U.S. Occupational Safety and Health Administration (OSHA) and comparable other agencies, whose purpose is to protect the health and safety of workers. Failure to comply with these agencies’ requirements can lead to the imposition of penalties.
Technology and Standards
Bristow’s fleet is configured with the latest safety equipment, including Traffic Collision Avoidance Systems (TCAS), Enhanced Ground Proximity Warning Systems (EGPWS) or Helicopter Terrain Awareness and Warning Systems (HTAWS), Automatic Dependent Surveillance-Broadcast (ADS-B), Helicopter Flight Data Monitoring Systems (HFDM), Health and Usage Monitoring Systems (“HUMS”), satellite communication and flight following systems, and forward facing tail cameras. Bristow maintains a globally aligned safety information system called BeSAFE across our Offshore Energy and Government Services businesses. The Corporate Environmental Management System (“EMS”) has maintained an ISO14001:2015 certification since 2022, with recertification obtained in 2025.
Systems and Processes
Our safety, operational, legal, and compliance departments oversee our adherence with government regulations, customer safety requirements and safety standards within our organization, the standardization of our base operating procedures and the proper training of our employees. A key to maintaining our strong safety record is developing and retaining highly qualified, experienced, and well-trained employees. We conduct extensive safety training on an ongoing basis and develop, implement, monitor, and continuously improve our safety management system to proactively manage risk and support the physical safety and mental wellness of our employees. Additionally, we have implemented supporting safety programs that include, among many other features, (i) transition and recurrent training using full-motion flight simulators and other flight training devices, (ii) a Federal Aviation Administration (“FAA”) and European Union Aviation Safety Agency (“EASA”) approved flight data monitoring program (“FDM”) and (iii) HUMS, which automatically monitor and report on vibrations and other anomalies on key components of certain helicopters in our fleet.
Human Capital Management
With over seven decades of operations, we are one of the largest and longest-serving helicopter operators in the world, with a reputation for operational excellence. Our employees are some of the most highly-regarded experts in vertical flight solutions. We strive to prepare our employees for success through training, competitive benefits packages, and career development. Our success depends on our ability to attract and retain qualified personnel, including pilots and engineers. The competition for pilots and engineers is steep, and we compete with major Part 121 air carriers, such as commercial airlines, and the emergency air medical industry to attract and retain such talent. We believe the best way to attract and retain top talent is to invest in our people through creating safe work environments, employee training, competitive compensation and multi-level engagement to support their success. We seek qualified candidates who are aligned with our commitment to safety and other core values of integrity, passion, teamwork and progress.

Health and Safety
Safety is our number one core value and highest operational priority. Our pilots, engineers and support personnel are committed to our mission to provide safe, efficient and reliable aviation services. We initiated our industry-leading safety program, Target Zero, and are one of the founding members of HeliOffshore, an organization dedicated to collaboration across the offshore helicopter industry to improve safety around the world.
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
Training and Development
We are committed to elevating our employees. All of our employees are required to take periodic training that promotes commitment to our core values: safety, integrity, passion, teamwork and progress. Our pilots and engineers are required to take the latest trainings to ensure they are equipped to operate our aircraft with the best knowledge and experience. Our licensed professionals are afforded the opportunity for continuing education in their fields of expertise.
Workforce Representation
We are committed to attracting and retaining high-performing employees through a diverse talent base and evaluating and promoting throughout our organization based on skills and performance. This is reinforced through our policy under our COBI to provide equal opportunity for everyone in recruiting, hiring, developing, promoting and compensating without regard to race, color, religion, sex, sexual orientation, national origin, citizenship, age, marital status, veteran status or disability. Our workforce is represented by approximately 50 nationalities globally; approximately 24% of our U.S. employees are veterans; and approximately 19% of our workforce are women, with 37% serving in management-level roles and with half of our executive management team represented by women. In addition, our workforce includes racial and ethnic diversity across our global operations.
Compensation and Benefits
We offer competitive, market-based compensation and benefits for the markets in which we operate. Competitive programs are critical to the well-being of our employees and their families, as well as retention and business continuity. Global benefit offerings include major medical, life, retirement/pension, employee well-being support akin to employee assistance programs in addition to local offerings that vary by country market.
As of December 31, 2025, we employed 3,660 individuals, including 961 pilots and 902 engineers. We consider our relations with our employees to be good.
As of December 31, 2025, approximately 60% of our employees were covered by union or other collective bargaining agreements. Negotiations over annual salary or other labor matters could result in higher personnel or other costs or increased operational restrictions or disruptions. Furthermore, a failure to reach an agreement on certain key issues could result in strikes, lockouts or other work stoppages.

The following table sets forth our main employee groups and status of the collective bargaining agreements:

Country	Employee Group	Representatives	Status of Agreement	Approximate Number of Employees Covered by Agreement as of December 31, 2025
Australia	Airnorth Pilots	Australian Federation of Air Pilots (AFAP)	Expires in July 2028	62
Australia	Airnorth Engineers	Australian Licensed Aircraft Engineers Association (ALAEA)	Expired in June 2016	38
Brazil	Brazil Pilots	National Aeronaut Union (SNA)	Expires in November 2027	125
Brazil	Brazil Engineers and Employees in Rio de Janeiro (administrative and management)	Employee’s Union of the Air Service of Rio de Janeiro (SIMARJ)	Expired in November 2025	100
Brazil	Brazil Employees Air Service in Cabo Frio Airport (admin, general maintenance, ground support, management)	National Union of Air Service Employees (SNAV)	Expired in November 2025	116
Falklands	Falklands Pilots and Technical Crew	British Airline Pilots’ Association (BALPA)	Expired in December 2025	23
Ireland	Ireland Rear Crew	Forsa	Expires in December 2026	43
Ireland	Ireland Pilots	Irish Air Line Pilots Association (IALPA)	Expires in April 2027	40
Ireland	Ireland Engineers	Unite	Expires in December 2026	47
Nigeria	Nigeria Pilots and Engineers	Nigerian Association of Airline Pilots and Engineers (NAAPE)	Expired in November 2025	163
Nigeria	Nigeria Senior Staff	Air Transport Services Senior Staff Association of Nigeria (ATSSSAN)	Expired in December 2025	69
Norway	Bristow Norway Pilots	Bristow Norway Flygerforening (BNF)	Expires in September 2027	152
Norway	Bristow Norway Engineers	Norsk Helikopteransattes Forbund (NHF)	Expires in March 2026	124
Norway	Bristow Norway Administration	Norsk Helikopteransattes Forbund (NHF)	Expires in March 2026	48
Norway	Bristow Norway Rescuemen	Bristow Norway Redningsmenn (BNR)	Expires in September 2030	19
Norway	Bristow Norway Traffic Ops	Fagforbundet Styrke (IE)	Expires in March 2026	37
Trinidad	Trinidad Operational Support Staff	Oilfield Workers’ Trade Union (OWTU)	Expired in May 2025	26
UK	UK Pilots, and Technical Crew	British Airline Pilots Association (BALPA)	Expires in December 2027	332
UK	UK Engineers and Non-management	UNITE	Expired in December 2025	492
UK	Humberside Airport Non-management	UNITE/Unison	Expires in May 2026	133

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
Brazil. As a certified air carrier, our Brazilian operations, carried out by Bristow Táxi Aéreo S.A. (“Bristow Brazil”), are subject to Brazilian Federal Law No. 7.565/1986 (the Brazilian Aeronautical Code), the rules and regulations of the National Civil Aviation Agency (Agência Nacional de Aviação Civil – “ANAC”) and other laws. We carry persons and property in our helicopters under an AOC granted by ANAC. The holder of an AOC must meet the criteria provided in Brazilian law and ANAC’s regulation, especially those of Brazilian Civil Aviation Regulation (Regulamentos Brasileiros da Aviação Civil – RBAC) Parts 119 and 135. ANAC regulates our Brazilian flight operations and, in this respect, exercises jurisdiction over personnel, aircraft, ground facilities and certain technical aspects of our operations. Our ability to operate our helicopter business in Brazil is dependent on our ability to maintain the licenses and AOC of our operating entity, Bristow Brazil. The Aviation Accident and Investigation Prevention Center (Centro de Investigação e Prevenção de Acidentes Aeronáuticos, "CENIPA"), a division of the Brazilian Air Force, is authorized to investigate any aircraft accidents and to recommend improved safety standards.
We are subject to anti-corruption and anti-bribery laws and regulations, including the Brazilian Federal Law No. 12,846/2013, or the “Brazilian Anticorruption Law”, and to laws and regulations governing the conduct of business by our officers and employees with government entities, including the Brazilian Federal Law No. 8,429/1992, or the “Brazilian Administrative Misconduct Act”. Each of the Brazilian Anticorruption Law and the Brazilian Administrative Misconduct Act impose liability against companies and their officers or employees who engage in bribery of government officials, either directly or through intermediaries, to obtain illegal benefits. We are also subject to Brazil’s export controls, sanctions and customs regulations, which may restrict the export of designated items to certain persons, organizations or countries. A variety of penalties may be imposed on those who violate these regulations.
Ireland. Our operations in Ireland are subject to both domestic (Irish) and EU regulations, as Ireland is a member of the European Economic Area (EEA) and signatory to the European Common Aviation Area Agreement (ECAA). Our operations in Ireland are also subject to the Irish Aviation Authority Act and other similar Irish statutes and regulations. We carry persons and property in our aircraft pursuant to an operating license and route license issued by the Irish Aviation Authority (the “IAA”). The holder of an operating license must meet the criteria of EU Regulation 1008/2008 of the European Parliament and of the Council of 24 September 2008 on common rules for the operation of air services in Ireland (the Air Services Regulation). These criteria include, inter alia, an air carrier’s financial fitness, the adequacy of its insurance, and the fitness of the persons who will manage the air carrier. To operate under our route license, the entity through which we conduct operations in the Ireland, Bristow Ireland Limited (“BIL”), must be majority owned and effectively controlled by EEA nationals.
The IAA institutes safety standards, regulates our UK flight operations and exercises jurisdiction over personnel, aircraft, ground facilities and certain technical aspects of those operations. The Air Accident Investigation Unit (“AAIU”), an independent government agency, is authorized to investigate any aircraft accidents and to recommend improved safety standards. Changes to Irish statutes or regulations, administrative requirements or their interpretation may have a material adverse effect on our business and financial condition or on our ability to continue operations in Ireland.
Bristow, including all global subsidiaries and affiliates, is subject to the Irish Criminal Justice (Corruption Offences) Act 2018, which creates criminal offenses for bribery and failing to prevent bribery. In addition, we are obligated to comply with Irish trade-related regulations, including export controls, sanctions and customs regulations that may restrict the export of designated items to certain persons, organizations or countries. A variety of penalties, both criminal and civil, may be imposed on those who violate these regulations.
Netherlands. Our Dutch subsidiary, Bristow Netherlands B.V., in which Bristow Group Inc. indirectly holds a minority shareholding, is subject to Dutch and E.U. laws, including the Dutch Aviation Act (Luchtvaartwet) and Regulation (EC) 1008/2008. Our Dutch subsidiary operates pursuant to an operating license issued by the Dutch regulator, Inspectie Leefomgeving en Transport (ILT). Pursuant to this license, Bristow Netherlands B.V. must meet the requirements specified in Regulation (EC) 1008/2008, including that it be majority owned and controlled by E.U. nationals.
The Civil Aviation Authority (the “CAA”) in the Netherlands institutes safety standards, regulates our Netherlands flight operations and exercises jurisdiction over personnel, aircraft, ground facilities and certain technical aspects of those operations. The Netherlands Aviation Safety Board (“NASB”), an independent government agency, is authorized to investigate any aircraft accidents and to recommend improved safety standards.
In addition, we are obligated to comply with Sections 177-178, 363-364 and 328 of the Dutch Criminal Code, which prohibit bribery, and with Dutch and E.U. trade-related regulations, including export controls, sanctions and customs regulations that may restrict the export of designated items to certain persons, organizations or countries. A variety of penalties, both criminal and civil, may be imposed on those who violate these regulations.
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
The Nigeria CAA institutes safety standards, regulates our Nigerian flight operations and exercises jurisdiction over personnel, aircraft, ground facilities and certain technical aspects of those operations. The Nigerian Safety Investigation Bureau (“NSIB”), an independent government agency, is authorized to investigate any aircraft accidents and to recommend improved safety standards.
In addition, we are obligated to comply with Nigerian anti-corruption laws including the Independent Corrupt Practices and Other Related Offenses Act 2000, and the Economic and Financial Crimes Commission Act 2004. A variety of penalties may be imposed on those who violate these regulations.
Norway. Our operations in Norway are subject to both domestic (Norwegian) and EU regulations, as Norway is a member of the EEA and signatory to the ECAA. We carry persons and property in our aircraft pursuant to an operating license issued by the Norwegian Civil Aviation Authority. As a holder of an operating license, we must meet the ownership and control requirements criteria of Regulation (EC) 1008/2008, as amended and incorporated into Norwegian law. The entity through which we conduct operations in Norway must be majority owned and controlled by EEA nationals.
The Norway CAA institutes safety standards, regulates our Norway flight operations and exercises jurisdiction over personnel, aircraft, ground facilities and certain technical aspects of those operations. The Norwegian Safety Investigation Authority (NSIA), an independent government agency, is authorized to investigate any aircraft accidents and to recommend improved safety standards.
In addition, we are obligated to comply with Sections 387-389 of the Norwegian Penal Code, which prohibit bribery, and with Norwegian trade-related regulations, including export controls, sanctions and customs regulations that may restrict the export of designated items to certain persons, organizations or countries. A variety of penalties, both criminal and civil, may be imposed on those who violate these regulations.
United Kingdom. Our operations in the UK are subject to the Civil Aviation Act 1982 and other similar English statutes and regulations. We carry persons and property in our aircraft pursuant to an operating license and route license issued by the UK CAA. The holder of an operating license must meet the criteria of EU Regulation 1008/2008 of the European Parliament and of the Council of 24 September 2008 on common rules for the operation of air services in the UK (the Air Services Regulation), which regulation the UK retained after its withdrawal from the EU. These criteria include, inter alia, an air carrier’s financial fitness, the adequacy of its insurance, and the fitness of the persons who will manage the air carrier. To operate under our route license, the entity through which we conduct operations in the UK, Bristow Helicopters Limited (“BHL”), must be majority owned and effectively controlled by UK nationals.
The UK CAA institutes safety standards, regulates our UK flight operations and exercises jurisdiction over personnel, aircraft, ground facilities and certain technical aspects of those operations. The Air Accidents Investigation Branch (AAIB), an independent government agency, is authorized to investigate any aircraft accidents and to recommend improved safety standards. Changes to UK statutes or regulations, administrative requirements or their interpretation may have a material adverse effect on our business and financial condition or on our ability to continue operations in the UK.
Bristow, including all global subsidiaries and affiliates, is subject to the UK Bribery Act, which creates criminal offenses for bribery and failing to prevent bribery. We must also abide by the Criminal Finances Act 2017’s Corporate Criminal Offense rules and the Economic Crime and Corporate Transparency Act (ECCTA), which impose criminal liability on a company and associated persons who have failed to prevent the criminal facilitation of tax evasion and the failure to prevent fraud, respectively.
In addition, we are obligated to comply with UK trade-related regulations, including export controls, sanctions and customs regulations that may restrict the export of designated items to certain persons, organizations or countries. A variety of penalties, both criminal and civil, may be imposed on those who violate these regulations.
United States. As a certified air carrier, our U.S. operations are subject to the Federal Aviation Act, the rules and regulations of the Department of Transportation (“DOT”) and other laws. We carry people and property in our helicopters under an Air Taxi Certificate granted by the FAA. The FAA regulates our U.S. flight operations and, in this respect, exercises jurisdiction over personnel, aircraft, ground facilities and certain technical aspects of our operations. As a U.S. air carrier, the DOT is authorized to review our ongoing economic fitness at any time and is also authorized to review substantial changes to our management, ownership or capital structure, among other areas. The National Transportation Safety Board, an independent government agency, is authorized to investigate any aircraft accidents and to recommend improved safety standards. Our U.S. operations are also subject to the Federal Communications Act of 1934, because we use radio facilities in our operations.
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
Bristow, including all global subsidiaries and affiliates, is subject to the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), which prohibits Bristow and those acting on Bristow’s behalf from making, offering or promising to make payments to foreign officials for the purpose of obtaining or retaining business or otherwise receiving preferential treatment.
We are subject to regulations imposed by the U.S. Treasury Department’s Office of Foreign Assets Control and other U.S. laws and regulations that prohibit dealings with sanctioned countries, sanctioned entities and sanctioned persons.
We are subject to the International Traffic in Arms Regulations (“ITAR”), which controls the export and import of defense-related articles, services and technical data. ITAR dictates that information and material pertaining to defense and military-related technologies may only be shared with U.S. persons or organizations unless authorization is first received from the U.S. State Department or a special exemption applies. We are also subject to the Export Administration Regulations (the “EAR”), which control the export, reexport, and in-country transfer of commercial and “dual-use” goods. Persons or organizations subject to U.S. jurisdiction may incur heavy fines for violating the ITAR or the EAR.
Other. In other areas in which Bristow operates, including Australia and Trinidad and Tobago, we are subject to various laws and regulations governing our services which require the consideration of local content in obtaining a license in that location. Each jurisdiction possesses a civil aviation authority, which institutes safety standards, regulates our flight operations and exercises jurisdiction over personnel, aircraft, ground facilities and certain technical aspects of those operations. An independent government agency also investigates aircraft accidents and recommends improved safety standards. In addition, we are obligated to comply with local anti-corruption laws applicable to those jurisdictions. A variety of penalties may be imposed on those who violate these regulations.
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
Applicable laws include the federal Water Pollution Control Act, also known as the Clean Water Act, which imposes restrictions on the discharge of pollutants to the navigable waters of the U.S. In addition, because our operations generate and, in some cases, involve the transportation of hazardous wastes, we are subject to the federal Resource Conservation and Recovery Act, which regulates the use, generation, transportation, treatment, storage and disposal of certain hazardous and non-hazardous wastes. Under the Comprehensive Environmental Response, Compensation and Liability Act (referred to as CERCLA or the “Superfund” law), and certain comparable state and international laws, strict, joint and several liability can be imposed without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons can include the current and former owner and operator of a contaminated site where a hazardous substance release occurred and any company that transported, disposed of or arranged for the transport or disposal of hazardous substances, even from inactive operations or closed facilities, in connection with such contaminated sites. In addition, neighboring landowners or other third parties may file claims for personal injury, property damage and recovery of response cost. We own, lease, and operate properties and facilities that, in some cases, have been used for industrial activities for many years. Hazardous substances, wastes, or hydrocarbons may have been released on or under the properties owned or leased by us, or on or under other locations where such substances have been taken for disposal. In addition, some of these properties have been operated by third parties or by previous owners whose treatment, storage and disposal or release of such substances was not under our control. These properties and the substances and wastes disposed or released on them may be subject to CERCLA and analogous state and international laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial activities to prevent future contamination.
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
Other
We are subject to state and local laws and regulations including, but not limited to, significant regulations pertaining to emergency response services. In addition, our operations in other markets are subject to local governmental regulations that may limit foreign ownership of aviation companies. Because of these local regulations, we conduct some of our operations through entities in which citizens of such countries own a majority interest and we hold a noncontrolling interest, or under contracts which provide that we operate assets for the local companies and conduct their flight operations. Changes in local laws, regulations or administrative requirements or their interpretation may have a material adverse effect on our business or financial condition or on our ability to continue operations in these areas.
Information about our Executive Officers
Officers of Bristow Group serve at the pleasure of the Board. The name, age and offices held by each of the executive officers of Bristow Group as of February 23, 2026 were as follows:

Name	Age	Position
Christopher Bradshaw	49	President and Chief Executive Officer
Alan Corbett	68	Chief Operating Officer, Government Services
Stuart Stavley	53	Chief Operating Officer, Offshore Energy Services
Jennifer Whalen	52	Senior Vice President, Chief Financial Officer
Donna L. Anderson	52	Vice President, Chief Accounting Officer
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

Stuart Stavley has served as our Chief Operating Officer, Offshore Energy Services since February 2023. In this role, Mr. Stavley has oversight of the Company’s offshore energy operations in all the regions where the Company operates around the world. In addition, Mr. Stavley has global oversight for operational shared services, which includes Safety, Standards, Supply Chain, and Fleet Management functions, among others. Mr. Stavley served as Senior Vice President, Global Fleet Management for the Company from June 2020 to February 2023. He previously served as Senior Vice President, Operations and Fleet Management for Era Group Inc. from 2014 to June 2020. Mr. Stavley served in numerous other positions since joining Era Group Inc. in 1993, including serving as Senior Vice President, Fleet Management from October 2012 to October 2014, as Vice President, Fleet Management from October 2010 to October 2012, as Director of Technical Services from September 2008 to October 2010, as Director of Maintenance from September 2005 to 2008, as Chief Inspector and as Field Aviation Maintenance Technician.
Jennifer Whalen has served as our Senior Vice President, Chief Financial Officer since June 2020. In this role, Ms. Whalen is responsible for company accounting, financial reporting, investor relations, mergers and acquisitions strategy, tax, information technology and other financial aspects of the Company. Previously, she served as the Senior Vice President, Chief Financial Officer of Era Group Inc. since February 2018. Ms. Whalen served as Vice President and Chief Accounting Officer of Era Group Inc. from August 2013 until her appointment as Vice President, Acting Chief Financial Officer in June 2017. Ms. Whalen joined Era Group Inc. as Controller in April 2012. From August 2007 to March 2012, she served in several capacities at nLIGHT Photonics Corporation, a supplier of high-performance lasers, including as Director of Accounting. Prior to these roles, she served as the Manager of Accounting at InFocus Corporation for over two years. After serving in the U.S. military, Ms. Whalen started her career in public accounting in the assurance practice group at PricewaterhouseCoopers for approximately five years. She received a B.S. in Accounting from Alabama A&M University and a master’s degree in Accounting from the University of Southern California.
Donna Anderson has served as our Vice President, Chief Accounting Officer since March 2024. In this role, Ms. Anderson is responsible for accounting operations and financial reporting for the Company. Previously, she served as Chief Accounting Officer at Cactus, Inc., beginning in December 2019 before being promoted to Vice President in August 2023. She first joined Cactus in July 2019 as Corporate Controller. Prior to her tenure at Cactus, Ms. Anderson served as the Controller at Seitel, Inc., a seismic data company, from 2005 to 2019. Her professional journey also includes several years at Waste Management, Inc. (“Waste Management”), where she started in 2002 as the Controller of Waste Management Trading before transitioning to the role of Financial Reporting Manager for Recycle America Alliance, a division of Waste Management, before leaving in 2005. Her career in accounting and finance began at KPMG LLP as an auditor, where she took on various roles, each with escalating responsibilities, culminating in the position of Audit Manager. Ms. Anderson earned a Bachelor of Business in Accounting from Texas A&M University, and she holds a certification as a public accountant licensed in Texas.
Where You Can Find More Information
We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. Unless otherwise stated herein, these filings are not deemed to be incorporated by reference in this report. All of our filings with the SEC will be available once filed, free of charge, on our website, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule-14A and any amendments to those reports. These reports and amendments will be available on our website as soon as reasonably practicable after we electronically file the reports or amendments with the SEC. These reports and filings are also available on the SEC's website at www.sec.gov. In addition, our Corporate Governance Guidelines and other policies, and the Board’s Audit Committee, Compensation Committee and Environmental, Social and Governance Committee charters are available, free of charge, on our website or in print for stockholders. Investors should note that we may announce material information in SEC filings, press releases and public conference calls. Based on guidelines from the SEC, we may use the Investors section of our website to communicate with investors. It is possible that the financial and other information posted there could be deemed to be material information. The reference to our website is not intended to incorporate the information on the website into this Annual Report on Form 10-K.

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
Certain models of aircraft that we operate, or have operated in the past, have experienced accidents while operated by third parties. If other operators experience accidents with aircraft models that we operate or lease, obligating us to take such aircraft out of service until the cause of the accident is rectified, we could lose revenues and customers. In addition, safety issues experienced by a particular model of aircraft could result in customers refusing to use, or a regulatory body grounding, that particular aircraft model. The value of the aircraft model might also be reduced in the market if the model were to be considered less desirable for future service and the inventory for such aircraft may be impaired, leading to impairment and similar changes.
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
We contract with a small number of manufacturers and lessors for most of our aircraft expansion, replacement, leasing and maintenance needs. If any of the manufacturers face production delays due to, for example, natural disasters, pandemics, labor strikes or availability of skilled labor, we may experience a significant delay in the delivery of previously-ordered aircraft. During these periods, we may not be able to obtain orders for additional aircraft with acceptable pricing, delivery dates or other terms. Also, we have operating leases for a portion of our helicopters. The number of companies that provide leasing for helicopters is limited. If any of these leasing companies face financial setbacks, we may experience delays or restrictions in our ability to lease aircraft. Delivery delays or our inability to obtain acceptable aircraft orders or lease aircraft have from time to time adversely affected, and could adversely affect in the future, our revenues and profitability and could jeopardize our ability to meet the demands of our customers and grow our business.
In addition, there are a limited number of suppliers, vendors and OEMs that we are able to rely on (such as Sikorsky Commercial Inc., Leonardo Spa, Nova Systems International Ltd., and General Electric Aviation Inc.) for the supply and overhaul of components fitted to our aircraft in connection with required maintenance and repairs. This maintenance and/or repairs is often required in order for our aircraft to stay fully operational and available for use in our operations. Our inability to perform maintenance and repairs timely or economically, may result in our aircraft being underutilized, which could have an adverse impact on our operating results and financial condition. In particular, we have experienced significant delays in the delivery of parts for our S92 fleet, which comprises approximately 29% of our total fleet, resulting in the need to (i) purchase or otherwise acquire parts from other sources and (ii) ground multiple S92 aircraft and forgo certain related business opportunities.
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
•the level of support provided by manufacturers; and
•regulation or competition from other air transport companies and other modes of transportation.
Surplus of particular models of aircraft in the market may cause a decline in the fair market value of certain of our helicopters. A decline in helicopter values could result in asset impairment charges, breaches of loan covenants or lower proceeds upon helicopter sales, any of which could have a material adverse effect on our business, financial condition and results of operations.
Our failure to attract and retain qualified personnel, and retirements or other shortages of pilots and engineers could adversely affect our business, financial condition and results of operations.
Our success depends on our ability to attract and retain skilled personnel, specifically our pilots and engineers. The competition for pilots and engineers is fiercely competitive, and we compete with major Part 121 air carriers and the emergency air medical industry to attract and retain such talent. Additionally, many of our customers require pilots with very high levels of flight experience. The market for these experienced and highly trained personnel is competitive and may become more competitive, and we cannot assure you that we will be able to successfully attract and retain such personnel. Some of our pilots, engineers and other personnel, as well as those of our competitors, are members of military reserves who have been, or could be, called to active duty. If significant numbers of such personnel retire or are called to active duty, it could reduce the supply of such workers and likely increase our labor costs.
Further, Title 49—Transportation of the U.S. Code of Federal Regulations and other statutes require our President, two-thirds of the Board and other managing officers be U.S. citizens. Our failure to attract and retain qualified executive personnel or for such executive personnel to work well together or as effective leaders in their respective areas of responsibility could have a material adverse effect on our business and future growth.
Collective bargaining or union agreements covering certain of our employees will be renegotiated in 2026; labor problems, including our inability to negotiate acceptable collective bargaining or union agreements with employees covered by such agreements, could adversely affect us.
As of December 31, 2025, approximately 60% of our employees were covered by union or other collective bargaining agreements, some of which have expired or will expire in one year or less. In 2025, we successfully negotiated a new 2-year agreement with the National Union of Aeronauts (SNA), and with the Norwegian engineers’ union. We cannot assure you that we will be able to negotiate the terms of any expired or expiring agreement on terms that are acceptable to us or at all, which may result in strikes, work stoppages or other slowdowns. Furthermore, our employees who are not covered under a collective bargaining agreement may become subject to labor organizing efforts. If our unionized workers engage in an extended strike, work stoppage or other slowdown, if other employees elect to become unionized, existing labor agreements are renegotiated or if future labor agreements contain terms that are unfavorable to us, we could experience a significant disruption of our operations or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.
Foreign exchange risks and controls may affect our financial position and results of operations.
Through our operations outside the U.S., we are exposed to foreign currency fluctuations and exchange rate risks. A portion of the services we provide outside the U.S. generate revenues in foreign currencies with the associated expenses incurred in U.S. dollars. In such cases, a strengthening U.S. dollar adversely affects the profitability of providing such services, and therefore could have an adverse effect on our financial condition and results of operations. A strong U.S. dollar may also reduce the demand for our services that are provided under U.S. dollar-denominated contracts in foreign countries. Because we maintain our financial statements in U.S. dollars, our financial results are vulnerable to fluctuations in the exchange rate between the U.S. dollar and foreign currencies. In preparing our financial statements, we must convert all non-U.S. dollar results to U.S. dollars. The effect of foreign currency translation impacts our results of operations and is reflected as a component of stockholders’ investment, while the revaluation of certain monetary foreign currency transactions is credited or charged to income and reflected in other income (expense), net.
We also operate in countries with foreign exchange controls, including Brazil and Nigeria. These controls may limit our ability to repatriate funds from our international operations and unconsolidated affiliates or convert local currencies into U.S. dollars. These limitations could adversely affect our ability to access cash from these operations. As of December 31, 2025, approximately 65% of our total cash balance was held outside the U.S.
In order to support our business, we may require additional capital in the future that may not be available to us.
Our business is capital intensive, and to the extent we do not generate sufficient cash from operations, we will need to raise additional funds to, among other things, purchase new equipment and maintain currently owned equipment. Adequate sources of capital funding may not be available when needed or on favorable terms. If we raise additional debt, we will incur additional interest expense, the rates and terms of such debt may be at less favorable than the rates and terms of existing debt and we could be required to pledge additional assets as security or subjected to financial and/or operating covenants that affect our ability to conduct our business. The issuance of additional equity or equity-linked capital could have the effect of diluting current stockholders. If funding is insufficient or unavailable in the future, we may be unable to acquire additional aircraft, take advantage of business opportunities, fund operating losses or respond to competitive pressures, any of which could harm our business, financial condition and results of operations. See discussion of our material cash requirements and capital commitments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations and Capital Commitments.”
Our efforts to diversify into other aviation services and expand into additional international markets may prove unsuccessful.
Our future growth will depend on our ability to grow in our core markets and expand into new business lines, such as advanced air mobility, and additional international markets. Our business has traditionally been significantly dependent upon the level of offshore energy exploration, development and production activity. Through continuous evaluation of strategic opportunities to acquire or dispose of operating business or assets (such as through merger, acquisitions and organic growth initiatives), we continue to diversify our operations into other aviation services, including SAR services, and we believe that additional Government Services contracts and advanced air mobility present attractive growth and diversification opportunities. The consideration for acquisitive transactions may include, among other things, cash, common stock or equity interests in us or our subsidiaries, or a contribution of equipment to obtain equity interests, and in conjunction with such a transaction we might incur additional indebtedness. Further, as we look to diversify into new markets, acquisitions of assets operating in such sectors could present risks related to operating new lines of business or in new geographies. In addition, such transactions could distract management from current operations. We cannot guarantee that any such transaction will result in the realization of its anticipated benefits or that it will not have a material adverse effect on our business, financial condition and results of operations.
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
The North Sea and the U.S. Gulf of America are mature exploration and production regions that have undergone substantial seismic survey, exploration and production activity for many years. The continued success of our business operations in these regions is subject to our customers’ ability to produce at a level at which continued production and further exploration activity are economically viable. If production falls below these levels, our customers may cease operations at certain or all of their properties, at which point our services with respect to such properties would no longer be needed. Additionally, because a large number of offshore energy properties in these regions have already been drilled, offshore energy companies may not be able to identify additional drilling sites of sufficient size and quality to replace those that become depleted, and the U.S. government’s potential restrictions on the availability of offshore energy leases together with the UK government’s exercise of authority could adversely impact exploration and production activity in the U.S. Gulf of America and the North Sea, respectively. Actions of current or future presidential administrations also could negatively impact offshore energy operations in the U.S. in favor of lower energy prices or renewable energy projects. Any material decline in offshore energy exploration, development and production activity in either the U.S. Gulf of America or the North Sea could have a material and adverse effect on our business, financial condition and results of operations. We cannot predict the levels of activity in these areas.
Disruptions in the political, regulatory, economic, and social environments of the countries in which we operate, as well as changes in trade restrictions, could adversely affect our financial condition, results of operations and cash flows.
During the year ended December 31, 2025, we generated revenues in 15 countries across the world. Our non-U.S. operations accounted for approximately 83% and 83% of our consolidated revenues in the year ended December 31, 2025 and 2024, respectively. Instability and unforeseen changes in any of the markets in which we operate could result in business disruptions that may have an adverse effect on the demand for our products and services or our financial condition, results of operations or cash flows.
Such instability or unforeseen changes could result from a number of factors, including, but not limited to: (i) uncertain or volatile political and economic conditions; (ii) social unrest, acts of terrorism, war or other armed conflict; (iii) trade and economic sanctions or other restrictions imposed by the UK, the U.S. or other regions or countries that could restrict or curtail our ability to profitably operate in certain markets, including tariffs; (iv) unexpected changes in legal and regulatory requirements, including the enactment of new laws and changes in interpretation or enforcement of existing laws; (v) restrictions on the repatriation of income or capital; (vi) confiscatory taxation, repatriation restrictions or other adverse tax policies; (vii) certain local or global economic conditions, such as inflation and currency exchange controls, rate fluctuations and devaluations; and (viii) public health crises and other catastrophic events, such as pandemics. For example, there has recently been political and social unrest in Nigeria, where we derived 13% and 12% of our revenues during the year ended December 31, 2025 and 2024, respectively. Our operations in Nigeria and in other regions are also subject to local laws requiring that our customers select service providers having greater “local content” in the respective region, and local authorities monitor compliance with and may penalize our customers for failure to satisfy such local content requirements. Future unrest or legislation adverse to our business or operations in Nigeria or our other operating regions could adversely affect our business, financial condition and results of operations in those regions.
In addition, there is significant uncertainty about the future relationship between the U.S. and other countries, particularly Canada and Mexico, with respect to the trade policies, treaties, taxes, government regulations and tariffs that would be applicable (including as a result of legal challenges to such tariffs). Changes in U.S. political, regulatory and economic conditions or laws and policies governing foreign trade, travel to and from the U.S., immigration, manufacturing, development and investment in the territories and countries in which we operate, and any negative sentiments or retaliatory actions towards the U.S. as a result of such changes, could adversely affect the industry as a whole, which could adversely affect our business, financial position, results of operations, cash flows and growth prospects.

We are exposed to the credit risk of our limited number of counterparties, the majority of which are highly dependent on the financial condition of the offshore energy industry.
We are exposed to credit risk, which arises either from the potential for counterparties to default on their contractual obligations or, with respect to our trade receivables, from the potential a customer will not be able to meet its obligations to us. We generated approximately 66% of our consolidated revenues from Offshore Energy Services during the year ended December 31, 2025, and the majority of our customers are engaged in offshore energy production, exploration and development. We also derive a significant amount of our revenues from our UK and Irish SAR contract, as well as from a small number of offshore energy companies. Our loss of one of these significant customers, if not offset by sales to new or other existing customers, could have a material adverse effect on our business, financial condition and results of operations.
Our highly concentrated customer base increases our overall exposure to credit risk because changes in economic, regulatory and industry conditions that adversely affect the offshore energy industry could affect the credit worthiness of many of our customers. We monitor the concentration of our credit risk exposure with counterparties (both individually, with respect to specific counterparties, and collectively, with respect to all counterparties) on an ongoing basis. We manage credit risk by entering into arrangements with established counterparties and establishing credit policies, which include the review, approval and monitoring of new customers, annual credit evaluations and credit limits, to apply in the selection of counterparties. However, we generally lack the leverage to obtain and do not require letters of credit or other collateral to support our trade receivables, and there can be no assurance that our risk mitigation strategies will be effective or that credit risk, including any increases in our exposure thereto on account of a downturn in the economic condition of the offshore energy industry, will not adversely affect our financial condition and results of operations.
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
Certain of our operations are subject to harsh weather conditions and seasonal factors. Poor visibility, high wind, heavy precipitation, sandstorms and hurricanes can affect the operation of helicopters and fixed wing aircraft and result in a reduced number of flight hours. In addition, harsh weather conditions have the potential to disrupt our clients’ businesses and operations, which may affect the operation of helicopters and fixed wing aircraft and result in a reduced number of flight hours. A significant portion of our revenues and profits related to offshore energy exploration, development and production activity is dependent on actual flight hours, and a substantial portion of our operating expenses is fixed. Lower flight hours typically result in reduced revenues, which may have a material adverse effect on our business, financial condition and results of operations.
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
Some of our contracts can be terminated or downsized by our customers.
Although new offshore energy contracts have begun to include more stringent cancellation provisions and better terms and conditions around certain operational risks (such as penalty payments that are typically intended to recover costs incurred in connection with providing services that would have otherwise been recovered through future performance), some of our fixed-term contracts contain provisions permitting early termination by the customer at their convenience, generally without penalty, and with limited notice requirements. In addition, some of our contracts permit our customers to decrease the number of aircraft under contract with a corresponding decrease in the fixed monthly payments without penalty. As a result, you should not place undue reliance on the strength of our customer contracts or the terms of those contracts.
Our UK SAR contract can be terminated at will and is subject to certain other rights of the DfT.
Our UK SAR contract, which accounted for approximately 19% of our revenues for year ended December 31, 2025, allows the DfT to cancel the UK SAR contract for any reason upon notice and payment of a specified cancellation fee based on the number of bases reduced as a result of the exercise and the timing of the exercise. Prior to any cancellation or termination of the contract, the DfT may also invite tenders to award a contract for the SAR services we provide to a replacement contractor. We currently lease a significant number of aircraft to service the UK SAR and contract. Although we are entitled to some compensation for termination or early expiration if we are not at fault for a breach of the agreement, termination or early expiration of the UK SAR contract would result in a significant loss of expected revenues. Additionally, we do not have the right to cause the transfer of the ground facilities supporting the UK SAR contract to the replacement service provider. If alternative long-term uses were not identified for these facilities, we could incur recurring fixed expenses for these non-revenues producing assets if we were unable to sell them to a replacement contractor or other party in the event the UK SAR contract is terminated.

Our customers may shift risk to us.
We give to and receive from our customers indemnities relating to damages caused or sustained by us in connection with our operations. Our customers often seek to capitalize on their market leverage by shifting responsibility for risk. In difficult markets, we may be obliged to accept greater risk to win new business, retain renewing business or could result in us losing business if we are not prepared to take such risks. To the extent that we accept such additional risk, and seek to insure against it, if possible, our insurance premiums could rise. If we cannot insure against such risks or otherwise choose not to do so, we could be exposed to losses in the event such risks are realized.
Reductions in spending on aviation services by governmental agencies could lead to modifications of contract terms or delays in receiving payments, which could adversely impact our business, financial condition and results of operations.
Our Government Services contracts accounted for approximately 26% of our revenues for the year ended December 31, 2025. Governmental agencies receive funding through budget appropriations, which are determined through the political process, and as a result, funding for the agencies with which we do business may fluctuate. In recent years, there has been increased scrutiny of discretionary program spending and lawmakers have discussed the need to cut or impose caps on discretionary spending, which could result in budget cuts to government agencies to which we provide services. Any reductions in an agency’s budget or other changes in governmental spending or service priorities may cause such agency to implement cost-saving measures, impose modifications to our contract terms, delay delivery of receivables owed to us by such agency or substantially reduce or cease using our services, which could have a material adverse effect on our business, financial condition and results of operations. In addition, there are inherent risks in contracting with governmental agencies. Applicable laws and regulations in the countries in which we operate may enable our governmental agency customers to (i) terminate contracts for convenience, (ii) reduce, modify or cancel contracts or subcontracts if requirements or budgetary constraints change or (iii) require contractors to assume more risk under the terms of the contracts. Any of these events could have an adverse effect on our business, financial condition and results of operations.
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
The increasing penetration of renewable energy into the energy supply mix, the increased production of electric-powered vehicles and improvements in energy storage, as well as increased consumer demand for alternative fuels, energy sources and electric-powered vehicles, may affect the demand for oil and natural gas and drilling services and could have a material adverse impact on our results of operations, financial position and cash flows. As a result of changes in consumer preferences and uncertainty regarding the pace of the energy transition and impacts on oil and natural gas demand, there have been changes in the budgets of offshore energy companies in connection with the move away from oil and natural gas exploration and production, which could result in reduced capital spending by our customers and in turn reduced demand for our services.
The demand for our services is substantially dependent on the level of offshore energy exploration, development and production activity.
We provide helicopter and fixed wing services to companies engaged in offshore energy exploration, development and production activities. As a result, demand for our services, as well as our revenues and our profitability, are substantially dependent on the worldwide levels of activity in offshore energy exploration, development and production. These activity levels are principally affected by trends in, and expectations regarding, oil and natural gas prices, as well as the capital expenditure budgets of offshore energy companies and shifts in technology for energy exploration, development and production. Consolidation in the oil and gas industry is common and has the potential to shrink our customer base. Historically, oil and gas prices have been volatile and are subject to factors beyond our control, such as: (i) the supply of and demand for offshore energy, including any fluctuation thereof resulting from increased onshore production and development activity or actions of OPEC+, and related market expectations; (ii) the price and availability of alternative fuels; (iii) technology developments, including those impacting energy consumption and advances in exploration, development and production technology; (iv) general economic conditions and the changing environmental and social landscape; (v) governmental regulation and other actions, or proposed changes in respect thereof, including tariffs; and (vi) the worldwide political environment, including the armed conflicts in Ukraine and the Middle East and associated economic sanctions, change in political regimes in South America or other areas, or acts of terrorism in the UK, the U.S. or elsewhere. We cannot predict future exploration, development and production activity or offshore energy price movements. Even though offshore energy prices recovered beginning in 2022 onwards, developments or changes relating to these factors could adversely affect the long-term outlook for offshore energy exploration, development and production activities, which may result in reduced demand for our services and adversely affect our business, financial condition and results of operations.
Changing sentiments with respect to sustainability matters may impact our business, financial results or stock price.
There have been changing sentiments with respect to corporate activities related to sustainability matters in public discourse and the investment community. Advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to sustainability matters, including through the investment and voting practices of investment advisers, proxy advisory firms, public pension funds, universities and other members of the investing community. These activities include increasing demands for action related to climate change, promoting the use of substitutes to fossil fuel products and encouraging the divestment of companies in the offshore energy industry. These activities could reduce demand for our services, reduce our profits, increase the potential for investigations and litigation and thereby increase our costs, impair our brand and have negative impacts on the price of our common stock and access to capital markets. The adoption and expansion of sustainability-related regulation may also result in increased capital expenditures and compliance, operational and other costs to us.
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
In recent years, certain stakeholders and regulators have also proposed or enacted “anti-ESG” policies, legislation or initiatives. This divergence in stakeholder expectations could expose us to reputational risks and potentially disrupt relationships with certain stakeholders.
The continued threat of terrorism, civil unrest, acts of terrorism, war, and other armed conflict, such as the ongoing actions in Ukraine, Israel, South America and the broader Middle East, and the potential destabilizing effect such conflicts may pose, including with respect to the global oil and natural gas markets, could materially adversely affect us.
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
We also use third-party service providers to process certain data or information on our behalf. Under applicable laws, we may be held responsible for cybersecurity incidents involving information we share with these providers. Although we require service providers to implement and maintain reasonable security measures, we cannot control their systems or guarantee that breaches will not occur. Despite efforts to refine our procedures, educate our employees, and implement security measures, no system is immune to unauthorized access or cyberattacks. Future upgrades may not be completely effective or may cause operational disruptions or fail to deliver the anticipated improvements.
A cyberattack or security breach could remain undetected for an extended period of time, with the investigation and remediation taking significant time and potentially repeating errors before containment. A breach or failure of our systems or networks, critical third-party systems, or those of our customers or vendors, could lead to operational disruptions, diversion of personnel attention, unplanned expenditures, unauthorized disclosure of sensitive data, theft or misappropriation of funds, violation of privacy laws, or exposure to litigation or indemnity claims. Moreover, any failure to disclose incidents to regulators, law enforcement or affected individuals in a timely manner could result in reputational harm and regulatory scrutiny, and have a material adverse effect on our business, financial position and results of operations.
We operate in certain international areas through entities that we do not control and are subject to government regulation that limits foreign ownership of aircraft companies in favor of domestic ownership.
We conduct many of our international operations through entities in which we have a noncontrolling interest or through strategic alliances with foreign partners and we are subject to government regulation that limits foreign ownership of aircraft companies in favor of domestic ownership. Based on regulations in various markets in which we operate, the use of our local AOCs may be halted and we may lose our ability to operate within these countries if certain levels of local ownership are not maintained. The inability to utilize our local AOCs for any reason, including foreign ownership in excess of permitted levels, could have a material adverse effect on our ability to conduct operations within these markets and our overall financial condition. We cannot assure you that there will be no changes in aviation laws, regulations or administrative requirements or the interpretations or applications thereof that could restrict or prohibit our ability to operate in certain regions or that would cause the cost of operating in the region to be uneconomical. Any such restriction or prohibition on our ability to operate in non-U.S. jurisdictions or any significant increase in operating costs in such jurisdictions as a result of changes in law and regulation or otherwise may have a material adverse effect on our business, financial condition and results of operations.
Additionally, we have acquired interests in unconsolidated interests, or in some cases have lease and service agreements with entities that operate aircraft in Canada and Egypt. We provide engineering and administrative support to certain of these entities, and derive lease revenues, service revenues, equity earnings and dividend income from these entities. The interests of persons who control these entities or partners may differ from ours and may cause such entities to take actions that are not in our best interest. If we are unable to maintain our relationships with our partners in these entities, we could lose our ability to operate in these areas, potentially resulting in a material adverse effect on our business, financial condition and results of operations. Additionally, an operational incident involving one of the entities over which we do not have operational control may nevertheless cause us reputational harm. See Part I, Item 1, “ Business – Government Regulation” for additional information.
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
Changes in environmental laws or regulations could require us to devote capital or other resources to comply with those laws and regulations and subject us to additional costs and restrictions, as well as increase costs of compliance and doing business for our customers and thereby decrease the demand for our services. Because our business depends on the level of activity in the offshore energy industry, existing or future laws, regulations, treaties or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws, regulations, treaties or agreements reduce worldwide demand for offshore energy or limit drilling opportunities.
We are subject to legal compliance risks, including anti-corruption statutes, the violation of which may materially adversely affect our business, financial condition and results of operations.
As a global business, we are subject to complex laws and regulations in the U.S. and other countries in which we operate. These laws and regulations relate to a number of aspects of our business, including import and export controls, the payment of taxes, employment and labor relations, fair competition, data privacy protections, securities regulation, anti-money laundering, anti-corruption, economic sanctions and other regulatory requirements affecting trade and investment. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenues and profitability. A failure to comply could also result in significant fines, damages and other criminal sanctions against us, our officers, employees, joint venture partners or strategic partners, prohibitions or additional requirements on the conduct of our business and damage to our reputation. Further, we could be charged with wrongdoing for any violation of such laws and regulations by our agents, local partners or joint ventures, even though such parties may not be subject to the applicable statutes or may not operate under our control. Failure by us or one of our agents, joint ventures or strategic partners to comply with applicable export and trade practice laws could result in civil or criminal penalties and suspension or termination of export privileges. Certain violations of law could also result in suspension of or debarment from government contracts. We incur additional legal compliance costs associated with our global regulations and the changes in laws or regulations and related interpretations and other guidance could result in higher expenses and payments. Uncertainty relating to such laws or regulations, including how they affect a business or how we are required to comply, may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights.
In many foreign countries, particularly those with developing economies, it may be customary for others to engage in business practices that are prohibited by laws such as the FCPA, the UK Bribery Act, the Brazilian Clean Companies Act in Brazil, an anti-bribery law that is similar to the FCPA and the UK Bribery Act or other laws. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors, agents and business partners will not take action in violation of our internal policies or applicable law and any such violation could have a material adverse effect on our business, financial condition and results of operations.
Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy and data protection.
We operate in a regulatory environment that is increasingly complex and constantly evolving with respect to data privacy and protection. Laws such as the European Union’s General Data Protection Regulation (the “GDPR”), Brazil’s Lei Geral de Protecão de Dados Pessoais (the “LGPD”), and similar legislation in jurisdictions where we operate, including the U.S. and the UK, pose significant compliance challenges and may elevate our operational costs. These laws are often subject to inconsistent interpretation and enforcement, and any failure, or perceived failure, to comply with applicable data protection laws could result in significant fines, penalties, judgments, negative publicity, and potentially require us to change our business practices. Regulatory scrutiny may also increase as global authorities, including those in regions where we operate, consider regulations addressing artificial intelligence and its intersection with data privacy. Compliance with these evolving requirements may further increase costs, adversely impact our business and increase the complexity of compliance, which could negatively affect our business.
Actions taken by governmental agencies, such as the Department of Commerce, the Department of Transportation and the FAA, and similar agencies in the other jurisdictions in which we operate, could increase our costs and prohibit or reduce our ability to operate successfully.
Our industry is regulated by various laws and regulations in the jurisdictions in which we operate. The scope of such regulation includes infrastructure and operational issues relating to helicopters, maintenance, spare parts and route-flying rights as well as safety and security requirements. We cannot fully anticipate all changes that might be made to the laws and regulations to which we are subject or the possible impact of such changes. These changes could subject us to additional costs and restrictions.
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
Other Countries and Regulations. Our operations in other jurisdictions, including the UK, Nigeria and Brazil, are regulated to various degrees by the governments of such jurisdictions and must be conducted in compliance with those regulations and, where applicable, in accordance with our air service licenses and AOCs. Such regulations may require us to obtain a license to operate in that country, favor local companies or require operating permits that can only be obtained by locally-registered companies and often impose other nationality requirements. In such cases, we partner with local persons, but there is no assurance regarding which foreign governmental regulations may be applicable to our helicopter operations in the future and whether we would be able to comply with them.
The revocation of any of the licenses discussed above or the termination of any of our relationships with local parties could have a material adverse effect on our business, financial condition and results of operations.
Covenants in our debt agreements may restrict the manner in which we can operate our business.
The indenture governing the 6.750% Senior Notes due 2033 (the “6.750% Senior Notes”) and the UK Export Finance Facilities Agreement (“IRCG Debt”) limit, among other things, our ability and the ability of our restricted subsidiaries to borrow money or issue guarantees; pay dividends, redeem capital stock or make certain other restricted payments; incur liens to secure indebtedness; make certain investments; use assets for non-permitted purposes; sell certain assets; enter into transactions with our affiliates; or merge with another entity or sell substantially all of our assets. Our ability to observe certain of these covenants can be affected by events beyond our control, and we cannot assure you that we will be able to observe these covenants in the future.
If we fail to comply with these and other covenants, we would be in default under the equipment financings with the National Westminster Bank PLC (“UKSAR Debt”), our asset-backed revolving credit facility, the IRCG Debt and the indenture governing the 6.750% Senior Notes (together, our “Credit Facilities”), and the principal and accrued interest on our outstanding indebtedness under the Credit Facilities may become due and payable. In addition, our other debt agreements and our future debt agreements may contain similar and additional affirmative and negative covenants. Our Credit Facilities are secured by many of our assets (including, in the aggregate, most of our owned helicopters), and such assets may not be available to secure additional financings. As a result, our ability to respond to changes in business and economic conditions and to obtain additional secured financing, if needed, may be significantly restricted.
Adverse results of legal proceedings could materially and adversely affect our business, financial condition and results of operations.
We are currently, and may in the future be, subject to legal and regulatory claims, investigations and proceedings that arise out of the ordinary conduct of our business. We cannot predict the results of such proceedings with any degree of certainty. Litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We may face significant monetary damages or injunctive relief against us, which could materially adversely affect a portion of our operations.
Changes in effective tax rates, taxation of our foreign subsidiaries or adverse outcomes resulting from examination of our tax returns could adversely affect our business, financial condition and results of operations.
Our future effective tax rates could be adversely affected by changes in tax laws, both domestically and internationally, or the interpretation or application thereof. From time to time, the U.S. federal, state, and foreign, governments enact legislation that could increase our effective tax rate or the effective tax rates of our consolidated affiliates. In August 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, imposed a new 15% alternative minimum tax on the book income of certain corporations and a 1% excise tax on certain repurchases of shares. Additionally, on July 4, 2025, the U.S. enacted the legislation commonly referred to as the One Big Beautiful Bill Act, which, among other changes, extended the 21% U.S. corporate tax rate, business interest expense deduction limits, 100% bonus depreciation, domestic research cost expensing, and various international provisions, with certain modifications. The Company expects the primary impacts will be to Section 163j elections under the U.S. Tax Code. We cannot determine whether, or in what form, other future tax legislation will ultimately be enacted or what impact any such legislation could have on our profitability, and we will continue to monitor any such legislation.
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
In 2021, the Organization for Economic Co-operation and Development (the "OECD") announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which proposed a two-pillar solution with a global minimum tax of 15% of reported profits (“Pillar 2”) to address tax challenges arising from digitalization of the economy. Currently, Pillar 2 has been agreed upon, in principle, by over 140 countries and, certain countries in which we operate have adopted some form of legislation, and other countries are in the process of introducing legislation to implement the minimum tax directive. Additionally, the U.S. has entered into a “side-by-side” arrangement with the OECD exempting U.S.-parented groups from the under taxed profits rule (UTPR) and the income inclusion rule (IIR) in respect of both their domestic and foreign profits. We are evaluating and monitoring the impacts from Pillar 2 although we currently do not expect it to have a material impact on our effective tax rate or our consolidated results of operation, financial position and cash flows.
Risks Related to Our Common Stock and Corporate Structure
We may be unable to meet our capital allocation framework, which could decrease expected returns on investment in our common stock.
Our capital allocation framework includes goals of paying down our debt and returning capital to our stockholders through share repurchases and dividends. There can be no assurance that we will seek or be able to do any of the foregoing on terms acceptable to us or at all.
Share repurchases and dividends are authorized and determined by the Board in its sole discretion and depend upon a number of factors, including the Company’s results of operations, financial condition, cash requirements, growth opportunities, restrictions in our financing arrangements and other factors that the Board may deem relevant. Any elimination of, or downward revision in, our share repurchase program, dividend payment plans or capital allocation framework could have an adverse effect on the market price of our common stock.
Meeting our capital allocation framework strategy requires us to have available capital in the years ahead in an amount sufficient to enable us to maintain a strong balance sheet and liquidity position and pursue growth opportunities, as well as to return capital to shareholders through share repurchases and quarterly dividends. The amount of our cash flow in any quarter may vary and be more or less than our capital allocation framework.
Provisions in our certificate of incorporation, our bylaws and Delaware law may discourage, delay or prevent a change of control of our business or changes in our management.
Our certificate of incorporation (“certificate of incorporation”) and bylaws (“bylaws”) include certain provisions that could have the effect of discouraging, delaying or preventing a change of control of our business or changes in our management. Such provisions include, among other things: restrictions on the ability of our stockholders to fill a vacancy on the Board; restrictions related to the ability of non-U.S. citizens owning our common stock; our ability to issue preferred stock with terms that the Board may determine, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer; the absence of cumulative voting in the election of directors, which may limit the ability of minority stockholders to elect directors; and advance notice requirements for stockholder proposals and nominations, which may discourage or deter a potential acquirer from soliciting proxies to elect a particular slate of directors or otherwise attempting to obtain control of us. These provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a transaction involving a change in control of our business that is in the best interest of our stockholders. Even in the absence of a takeover attempt, the existence of these provisions may materially adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts.

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
(1)Policy Framework: Our information security practices include development, implementation, and improvement of policies and procedures to safeguard information and ensure availability of critical data and systems, including our Information Security Policies, which establishes guidelines for the safe and secure use of the Company’s information systems and data, and our Electronic Communication Policy, which outlines the responsibilities of those using the Company’s network and Information Technology (“IT”) equipment. Employees and third-party service providers are required to comply with our Information Security Policies and our Electronic Communication Policy.
(2)Awareness Programs: All employees participate in mandatory annual training and receive periodic communications regarding the cybersecurity environment to increase awareness throughout the Company. We also provide enhanced training for specific IT personnel that require specialized knowledge for their roles and responsibilities.
(3)Security Engineering: We leverage a combination of the International Organization for Standardization (the “ISO”) best practice standards and other global standards, including Control Objectives for Information and Relevant Technology (COBIT), to measure our security posture and manage risk. In addition, we utilize multifactor authentication and maintain multiple certifications, including ISO 27001 certification, which is globally recognized as one of the highest standards of compliance and control for information security management systems. We also perform critical preventive measures and follow a layered defense, such as phishing simulations, email and system security monitoring, data encryption, continuous patching, and border protection security using both internal resources and independent third-party service providers.
(4)IT Resiliency: Our IT Department and operations teams have formalized disaster recovery processes, business continuity procedures and an incident response plan. These processes and procedures also account for risks associated with third parties that provide IT services, process information on our behalf, or have access to our information systems.
While the IT Department oversees the technical aspects of information security, our Data Privacy Officer (“DPO”) is responsible for leadership, compliance, and oversight of applicable privacy-related laws and policies, which are designed to protect data belonging to our employees and customers. Oversight and funding requests for all significant technology projects and initiatives, including data privacy and cybersecurity, must be reviewed and approved by our IT Steering Committee. This committee consists of five (5) members: the Chief Information Officer, the President and Chief Executive Officer (“CEO”), the Chief Financial Officer, the Chief Operating Officer, Government Services and the Chief Operating Officer, Offshore Energy Services.
The CEO, with the assistance of the other members of the Executive Leadership Team, is responsible for, among other risk management measures, implementing measures designed to ensure the safety standards for personnel, information technology systems and data security, the environment and property in performing the Company’s operations. The Company’s Enterprise Risk Management Committee (“ERM”), sponsored by the CEO, oversees our risk management processes and ensures that sound policies, procedures and practices are in place for the enterprise‐wide management of the Company’s material risks. The ERM reports the results of the Committee’s activities to the Company’s Board at least annually. Information shared with the Board includes risks associated with cybersecurity and any of the topics identified in our materiality assessment. Responsibilities for risk management and compliance are distributed throughout various functional areas of the business, including but not limited to, the Compliance Committee, which supports business integrity and compliance efforts globally, and oversees Bristow’s compliance efforts with respect to the COBI, relevant policies, and applicable laws.
We have a Cybersecurity Committee that prioritizes our cybersecurity programs and provides oversight around cybersecurity practices and guidance in responding to cyber incidents. Our Cybersecurity Committee consists of six (6) members: the Chief Information Officer, the Chief Financial Officer, the Director of Internal Audit, the Director of IT Infrastructure, Sr. Manager Flight Operations Systems, the Data Privacy Officer and the IT Security and Compliance Manager. Members of our Cybersecurity Committee have work experience managing cybersecurity and information security risks, an understanding of the cybersecurity threat landscape and/or knowledge of emerging privacy risks in our industry. Committee members are also experienced and knowledgeable across various IT disciplines including strategy, governance, infrastructure, applications, data management, audit controls & compliance, risk management, disaster recovery, business continuity, and incident response planning.
The Cybersecurity Committee meets quarterly and provides updates to our Executive Leadership Team periodically and to the Audit Committee annually (or more frequently as needed). Under its charter, our Audit Committee, comprised of independent directors from our Board, must conduct annual reviews of any emerging cybersecurity developments and threats and strategies to mitigate cybersecurity risks. The Cybersecurity Committee also delivers periodic updates to the Board on the status of the information security program, including but not limited to, relevant cyber threats, technology roadmaps and key initiative updates, and the identification and management of information security risks. The Board reviews cybersecurity opportunities relating to our business strategy, and cybersecurity-related matters are also factored into business continuity planning.
The Company has an IT Cyber Incident Management Team that is comprised of the following individuals: the Chief Information Officer, the Director of IT Infrastructure, Sr. Manager Flight Operations Systems, the Director of Financial Systems, the Director of Business Applications, the IT Security and Compliance Manager, and external technical security advisors. If there is a cybersecurity incident, our IT Cyber Incident Management

Team oversees Bristow’s cyber incident response and remains in close contact with the Executive Leadership Team and the Audit Committee throughout the cyber incident resolution process.
As of December 31, 2025, we are not aware of any material risks from cybersecurity threats, that have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition.
ITEM 2. PROPERTIES
Our executive offices are located in Houston, Texas. We also maintain offices and operating facilities for all operating segments and residential locations near our operating bases which are primarily used for housing pilots and staff supporting those operations. The majority of the bases from which we operate are leased, with remaining terms of up to 53 years.
Our principal physical properties are aircraft, which are more fully described in Part I, Item 1, “Business - Equipment and Services” in this Annual Report on Form 10-K.
Bases
Bristow maintains operating bases strategically located across the jurisdictions in which we operate, allowing us to provide efficient transportation and operational support services to our customers. As of December 31, 2025, we operated out of 46 bases globally.

Number of Bases
Offshore Energy Services:
Americas - Other(1)	2
Brazil	5
Nigeria	4
Norway	4
UK(2)	2
U.S.(3)	5
Government Services:
Latin America - Other(4)	2
Ireland	3
Netherlands	2
UK(5)	11
U.S.	4
Other Services:
Australia	2
Total	46
______________________
(1)Includes bases in Suriname and Trinidad and Tobago.
(2)Includes facilities shared with Government Services.
(3)Includes two shared bases utilized for Government Services.
(4)Includes bases in the Falkland Islands and the Dutch Caribbean.
(5)Includes a shared base utilized for Other Services.
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock is listed on the NYSE under the trading symbol “VTOL.” On February 23, 2026, the closing price per share of our common stock as reported on the NYSE was $46.67.
Holders of Record
As of February 23, 2026, there were 281 holders of record of our common stock.
Dividend Policy
The Company initiated a quarterly cash dividend program beginning in the first quarter of 2026. While the Company intends to pay regular quarterly cash dividends for the foreseeable future, the declaration and payment of dividends will be subject at all times to the discretion of the Board. The timing and amount of dividends will depend on the Company’s results of operations, financial condition, cash requirements, growth opportunities, restrictions in our financing arrangements and other factors that the Board may deem relevant. The Company’s dividends are paid out in cash and do not allow for dividend reinvestment at this time.
On February 25, 2026, Bristow declared a dividend of $0.125 per share of common stock, payable on March 26, 2026 to shareholders of record at the close of business on March 13, 2026.
Company Purchases of Equity Securities
The following table presents information regarding our repurchases of shares of our common stock on a monthly basis during the three months ended December 31, 2025:

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2025 - October 31, 2025	201,668	$27.36	—	$120,979,892
November 1, 2025 - November 30, 2025	—	$—	—	$120,979,892
December 1, 2025 - December 31, 2025	—	$—	—	$120,979,892
____________________________
(1)Reflects 201,668 shares purchased in connection with the surrender of shares of common stock by employees to satisfy certain tax withholding obligations from stock vesting. These repurchases are not a part of our publicly announced program and do not affect our Board-approved share repurchase program.
(2)On February 26, 2025, the Company announced that its Board of Directors approved a new $125.0 million share repurchase program. Purchases of the Company’s common stock under the share repurchase program may be made in the open market, including pursuant to a Rule 10b5-1 program, by block repurchases, in private transactions (including with related parties) or otherwise, from time to time, depending on market conditions. The share repurchase program has no expiration date and may be suspended or discontinued at any time without notice, subject to any changes in applicable law or regulations thereunder.

Performance Graph
The following graph shows a comparison from December 31, 2020 through December 31, 2025 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”), the PHLX Oil Services Index (OSX) and our peer group. The graph assumes that $100 was invested at the market close on December 31, 2020.
Our 2025 peer group includes Air Transport Services Group, Inc. (acquired by Stonepeak in April 2025), Core Laboratories Inc., Expro Group Holdings N.V., Forum Energy Technologies, Inc., Helix Energy Solutions Group, Inc., Kirby Corporation, MRC Global Inc. (acquired by DNOW in November 2025), Newpark Resources, Inc. (now known as NPK International Inc.), Noble Corporation plc, Oceaneering International, Inc., Oil States International, Inc., SkyWest, Inc., TETRA Technologies, Inc., Tidewater Inc., and Valaris Limited, based on their industry and similar market capitalization.
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
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2025 and 2024.

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
A discussion and analysis of the financial condition and results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023 can be found in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025.
Overview
We are the leading global provider of innovative and sustainable vertical flight solutions, primarily providing aviation services to a broad base of offshore energy companies and government entities. Our business comprises three reportable segments: Offshore Energy Services, Government Services and Other Services, using a fleet of 214 aircraft located across five continents and in 15 different countries. Today, we serve customers in Australia, Brazil, Canada, Chile, the Dutch Caribbean, the Falkland Islands, Ireland, the Netherlands, Nigeria, Norway, Spain, Suriname, Trinidad and Tobago, UK and the U.S. Our offshore energy customers primarily use our services to transport personnel to, from and between offshore energy installations. Our government customers primarily outsource SAR activities whereby we operate specialized helicopters and provide highly trained personnel. Our other customers primarily include fixed wing passengers utilizing our regional airline in Australia and companies that dry-lease helicopters from us in support of other industries and markets in which we do not directly compete or operate in.
During the years ended December 31, 2025 and 2024, approximately 66% and 68%, respectively, of our total revenues were derived from Offshore Energy Services while approximately 26% and 23%, respectively, were derived from Government Services and approximately 8% and 9%, respectively, were derived from Other Services.
Recent Developments
Initiation of Quarterly Dividend Program
On February 25, 2026, Bristow launched its quarterly cash dividend program and declared a dividend of $0.125 per share of its common stock. The cash dividend will be paid on March 26, 2026 to shareholders of record at the close of business on March 13, 2026. See Part II, Item 5 in this Annual Report on Form 10-K for additional details on the Company’s dividend policy.
Irish Coast Guard Contract Transition
On February 1, 2026, Bristow’s last Irish SAR base went live at Waterford Airport, in south-east Ireland. Bristow will provide critical, life saving, day and night-time operations in Ireland, delivering nationwide all-weather 24-hour coverage, 365 days a year. The 10-year, ~€670 million IRCG contract includes the use of six specialized SAR-configured AW189 helicopters equipped with the latest evolution of mission systems along with two specialized fixed-wing aircraft providing operational support for search and rescue and environmental monitoring.
Closing of $500 Million Senior Secured Notes and Extension of ABL Facility
In January 2026, Bristow closed a private offering of $500 million aggregate principal amount of 6.750% Senior Secured Notes due 2033 (the “6.750% Senior Notes”), which were issued at par and bear interest payable semiannually. The Company used a portion of the net proceeds to irrevocably deposit funds with the trustee under the indenture governing its existing 6.875% Senior Secured Notes due 2028 (the “6.875% Senior Notes”) in an amount sufficient to redeem the 6.875% Senior Notes in full on March 1, 2026, resulting in the satisfaction and discharge of the indenture governing the 6.875% Senior Notes upon deposit, with the remaining net proceeds to be used for general corporate purposes.
In January 2026, Bristow entered into an amendment and restatement of its asset-based revolving credit facility (the “ABL Facility”), which, among other things, extended the maturity date to January 26, 2031 (subject to certain provisions), reduced the total commitments under the ABL Facility from $85 million to $70 million, permitted an increase of the total commitments up to a maximum aggregate amount of $105 million (subject to satisfaction of certain terms and conditions) and revised the interest rate pricing by reducing the applicable margin under each tranche by 25 basis points and eliminating the 0.10% credit spread adjustment in respect of the first-out tranche introduced in connection with the 2022 transition from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”).
See “—Liquidity and Capital Resources” in this Annual Report on Form 10-K for additional details.
Completes Its First Electric Aviation Test Project in Norway
In February 2026, Bristow completed its first electric aviation test project, conducted as an international test arena alongside partners BETA Technologies, Inc. (“Beta”), Avinor and Norway CAA, using BETA's ALIA CX300 aircraft. Over a six-month period, the aircraft performed regular test flights on a cargo route between Stavanger and Bergen, bringing the project to a close and delivering valuable real-world experience in electric aircraft operations, infrastructure, and regulatory frameworks. As a result, airports, air traffic control, and regulators gained hands-on experience with charging infrastructure, winter operations, new procedures, and future training needs.
Signs Launch Agreement with Electra to Secure First Delivery Slot for EL9 Aircraft
In January 2026, Bristow announced it had signed a deposit agreement with Electra.aero, Inc. (“Electra”) to secure the first delivery slots for five Electra EL9 Ultra Short hybrid-electric aircraft, subject to aircraft certification. The EL9 aircraft is capable of carrying nine passengers with baggage or 3,000 pounds of cargo for 330 nautical miles, and has a maximum ferry range of 1,100 nautical miles. Upon certification and delivery of aircraft, Bristow plans to deploy the EL9 across turnkey mobility solutions for corporate customers, premier destinations and resorts, major and regional airlines, and government agencies operating essential public service routes.
Advances Role in Electric Air‑Taxi Network with Vertical Aerospace and Skyports
In December 2025, Bristow announced its expanded role in advancing the UK’s first electric air‑taxi network through a new collaboration with Vertical Aerospace (“Vertical”) and Skyports Infrastructure (“Skyports”), with initial service targeted for early 2029. Under the arrangement, Bristow will leverage its operational expertise and Air Operator Certificates to lead early route operations connecting Canary Wharf with major transportation hubs, including Heathrow, Gatwick, Cambridge, and Oxford, supported by Vertical’s newly introduced Valo eVTOL aircraft (“Valo”) and Skyports’ infrastructure. Valo is designed to fly up to 100 miles at speeds of up to 150 mph with zero operating emissions, and engineered to meet airliner-level safety standards. The aircraft is targeting certification in 2028, enabling entry into service in the U.S. and globally with airline and operator customers. Furthermore, this partnership is also working on a range of future mobility solutions for Valo in the U.S., including routes in and out of Manhattan, New York. The plans are expected to cut multi-hour road journeys to minutes, such as flying from John F. Kennedy (JFK) and other airports to Manhattan, as well as other use cases such as event travel, leisure and aerial sightseeing tours, cross-town urban transfers and emergency services.

Market Outlook
Offshore Energy Services
Many energy industry observers believe that the combination of increasing long-term energy demand tied to global economic growth, geopolitical conflicts leading to energy security concerns, and a growing desire for more efficient and consistent energy sources are contributing to the shift towards deepwater and ultra-deepwater drilling. While initial costs are higher, deepwater and ultra-deepwater regions often hold vast, untapped reservoirs of oil and natural gas that can produce energy over decades while proving better returns on invested capital over their useful lives compared to onshore wells. In recent years, innovations in deepwater technology, such as advanced seismic imaging and high-pressure drilling equipment, have reduced exploratory risks and improved operational efficiency and safety, making previously inaccessible reserves viable for development. As energy exploration, development and production moves further offshore and into deeper waters, more heavy and medium helicopters and newer technology helicopters are expected to be required by our customers. In addition, markets such as Nigeria and Brazil continue to show growth and increased demand for vertical lift. We believe we are well positioned to benefit from higher pricing and improved cash flows as legacy contracts expire and are renegotiated at higher rates and on better terms for the service provider. While drilling and exploration activity is likely amidst a mid-cycle activity plateau that may persist for much of 2026, many energy analysts expect exploration activity to increase in late 2026 and beyond.
Fortunately, the dynamics that continue to support the positive outlook for our sector differ from those of other oilfield services companies in key ways. For instance, although the offshore energy market is highly cyclical with demand linked to the price of oil and gas, the impacts of short-term fluctuations in commodity prices are less severe on our primarily production-focused business. While long periods of depressed prices would have more significant impacts, we believe current prices can continue to provide the fundamentals needed for sustained growth.
During the offshore energy downturn that began in late 2014 and continued through 2021, deliveries of new helicopters for offshore operations were limited. Throughout this downturn, numerous helicopters were sold or otherwise exited the offshore market. However, the recent increase in offshore energy activity that began in 2022 is driving a constructive supply and demand balance for offshore helicopters, and the once excess available capacity has shrunk, with effective utilization levels for offshore-configured medium, super medium and heavy helicopters near 100%. A significant portion of recent offshore helicopter deliveries have been to closed-market operators and jurisdictions (e.g., China and the Middle East) that do not address the demand across our target markets and do not directly impact the markets or helicopter fleet with which we compete. In addition, militaries and governments placing orders for helicopter models that share OEM production lines with civilian aircraft have contributed to longer lead times for new builds, in some instances taking upwards of 24 months for new order deliveries. In addition to longer delivery lead times, there are fewer helicopter manufacturers building certified, relevant models for our operating segments compared to just a decade ago.
Severe supply chain challenges have also delayed parts and repairs for relevant offshore helicopter models, thereby, at times, limiting the number of aircraft that are serviceable and further tightening the overall supply. The limited available capacity in our markets at this time has resulted in significant net increases in leading-edge rates, and the current utilization levels combined with longer lead times for new builds comes at a time when we have reset only a portion of our Offshore Energy Services contracts at leading-edge rates, with approximately half set to renew in 2026. Additionally, given our sector’s late cycle exposure and the lag effect involving new projects, helicopter operators are typically contracted later amongst the late-cycle businesses servicing offshore energy exploration and production platforms, often long after rig announcements and often on longer duration contracts than other offshore equipment operators. As such, any mid-cycle lulls or downturns take longer to impact the offshore helicopter industry. As a result of the lack of spare capacity and current helicopter market tightness, customer contract lead times are also beginning to increase. Due to the current favorable environment for service providers, new offshore energy contracts have begun to include more beneficial cancellation provisions and better terms and conditions around certain operational risks. However, any further exacerbation of the supply chain issues could offset a portion of the benefits we expect to derive, primarily through the application of customer-levied penalties or lost opportunities, while relief or return to pre-pandemic supply chain conditions can positively influence our results.

Government Services
Over the past few years, we have experienced growth from notable awards of Government Services contracts, and the investments we are making to grow and diversify our leading Government Services business are expected to result in attractive long-term cash flow yields for the Company well into the middle of the next decade, as the duration of our Government Services contracts generally last for ten or more years with options for extensions. Operations for the previously announced IRCG contract commenced in late 2024, and the final base transitioned as of early 2026. The transition to the previously announced UKSAR2G contract also commenced in the fourth quarter of 2024, and the last base will finish transitioning in late 2026. We expect the effects of these contract transition completions to have positive impacts on our financial results in 2026 and beyond. Any strengthening of the U.S. dollar relative to local currencies, particularly the British pound sterling and the Euro, and the impacts of penalties due to aircraft availability, primarily related to supply chain challenges that are expected to persist, could offset a portion of the benefits we expect to derive from increased activity.
Privatization of aviation services historically operated by the public sector depend heavily on governmental agencies receiving funding through budget appropriation and the desire to outsource such services. Government Services, especially the public SAR market, are continuing to evolve, and we believe further outsourcing of public SAR services and other government contract work will become available to the private sector in the future. For example, recent announcements by NATO members regarding defense spend targets and a commitment to spending 5% of their GDP on core defense and resilience initiatives by 2035, provide promising opportunities, as we believe it would be difficult to achieve these targets without some combination of private and public partnerships. We believe that we are well positioned to continue to serve the government services market as more opportunities arise.
Other Services
Other Services has experienced growth in recent years from charter revenues and increased passenger activity in Australia. Performance for this market is largely tied to passenger demand in Northern and Western Australia. We believe the financial performance of this business will remain consistent, with at or near current levels of activity.
Components of Revenues and Expenses
We derive our revenues primarily from providing aviation services, and our profits depend on our cost of capital, the acquisition costs of aircraft, our operating costs, market conditions, customer demand and our ability to win and negotiate profitable contracts. A majority of our revenues are generated through two types of contracts: helicopter services and fixed wing services. We operate in three segments: Offshore Energy Services, Government Services and Other Services.
The primary drivers of our revenues are utilization, rates and capacity. Utilization can refer to either aircraft utilization, which is the number of hours an aircraft has flown during the period, or contract utilization, which is the commencement or end of contracts and the number of aircraft on contract in a given period. Rates mainly refer to the Monthly Standing Charge (“MSC”), which is the fixed monthly fee charged to a customer for the right to use an aircraft, or the Fixed Hourly Rate (“FHR”), which is an incremental per flight hour charge for hours flown. Capacity can refer to new aircraft that have been added to the fleet, older aircraft that have been removed from the fleet, or when an existing aircraft has been moved to a different market, increasing or decreasing the capacity in that market.
Revenues under our Offshore Energy Services segment are primarily generated from offshore energy exploration, development and production activities by our customers, with contracts generally ranging between one to five years or in some cases, longer. Revenues are typically earned through a combination of an MSC plus an incremental FHR. Ad hoc revenues are typically earned through either a combination of a daily fixed fee plus a charge based on hours flown or an hourly rate with a minimum number of hours to be charged daily.
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
For helicopters that we lease to third parties under arrangements whereby the customer assumes operational responsibility (dry leases), we often provide technical parts support but generally do not incur other material operating costs. In some instances, we may provide training and other services to support our leasing customers for an additional charge.
In many cases, aircraft components, such as engines and transmissions, are maintained by third-party vendors under contractual agreements also referred to as power-by-the-hour (“PBH”) maintenance agreements. Under these agreements, the Company is charged an agreed amount per hour of flying time related to maintenance, repair and overhaul of the parts and components covered. The costs under these arrangements are expensed in the period that the flight hours were incurred. When the Company places a helicopter in a PBH program after a maintenance period has begun, it may be necessary to pay an initial buy-in charge based on hours flown since the previous maintenance event. The timing of entering or exiting third-party PBH programs and the timing of credits issued by the OEMs (also referred to as vendor credits) may create variation in our operating expenses between comparative periods.
For aircraft that are not covered by PBH programs, maintenance and repair costs, including major aircraft component overhaul costs, are recognized in the period they are incurred.
In our industry, vendor credits are common practice and generally provided for reasons such as (i) credits tied to asset purchases, particularly when a customer has placed orders for several aircraft; (ii) OEM performance and delays; and (iii) incentives when entering or extending long-term PBH and other maintenance contracts or as refunds when exiting such contracts or as aircraft covered by PBH contracts are retired. We have historically applied vendor credits towards aircraft and inventory parts purchases or towards ongoing maintenance.
Our policy of expensing helicopter repair costs as incurred, particularly for those aircraft not on PBH agreements, and recognizing vendor credits may result in operating expenses varying substantially when compared with a prior year or prior quarter if a disproportionate number of repairs, refurbishments, overhauls or credits are undertaken.
The aggregate cost of our operations depends primarily on the size and asset mix of the fleet and the number of flight hours. Our direct operating expenses are grouped into the following categories:
•personnel (includes wages, benefits, payroll taxes and savings plans);
•repairs and maintenance (includes hourly charges for PBH maintenance contracts, amortization of PBH buy-in charges, vendor credits, inventory usage and adjustments and additional maintenance and repair costs, including major aircraft component overhaul costs);
•insurance (includes the cost of hull and liability insurance premiums and loss deductibles);
•fuel;
•leased-in equipment (includes the cost of leasing helicopters and equipment); and
•other (primarily base and facility expenses, amortization of deferred contract costs, subcontractor costs, property, sales and use taxes, training, transportation, freight, flight systems costs and other).

Results of Operations in 2025 Compared to 2024
The following table presents our operating results and other statement of operations information for the year ended December 31, 2025 (the “Current Year”) and the year ended December 31, 2024 (the “Prior Year”):
Annual Consolidated Statement of Operations by Segment
(in thousands, except percentages)

	Year Ended December 31,		Favorable (Unfavorable)
	2025	2024
Revenues:
Offshore Energy Services:
Europe	$411,281	$427,739	(16,458)	(3.8)%
Americas	387,501	368,319	19,182	5.2%
Africa	191,698	170,006	21,692	12.8%
Total Offshore Energy Services	990,480	966,064	24,416	2.5%
Government Services	379,437	329,654	49,783	15.1%
Other Services	120,595	119,773	822	0.7%
Total revenues	1,490,512	1,415,491	75,021	5.3%

Operating income (loss):
Offshore Energy Services	165,582	132,165	33,417	25.3%
Government Services	5,078	21,070	(15,992)	(75.9)%
Other Services	9,814	13,747	(3,933)	(28.6)%
Corporate	(21,668)	(34,374)	12,706	37.0%
Total operating income	158,806	132,608	26,198	19.8%
Interest income	9,354	8,901	453	5.1%
Interest expense, net	(39,918)	(37,581)	(2,337)	(6.2)%
Other, net	22,994	(1,865)	24,859	nm
Total other income (expense), net	(7,570)	(30,545)	22,975	75.2%
Income before income taxes	151,236	102,063	49,173	48.2%
Income tax expense	(21,809)	(7,193)	(14,616)	nm
Net income	129,427	94,870	34,557	36.4%
Net income attributable to noncontrolling interests	(353)	(73)	(280)	nm
Net income attributable to Bristow Group Inc.	$129,074	$94,797	$34,277	36.2%

Operating income margins:
Offshore Energy Services	17%	14%
Government Services	1%	6%
Other Services	8%	11%

__________________
nm = Not Meaningful
Flight Hours by Segment

	Year Ended December 31,		Favorable (Unfavorable)
	2025	2024
Offshore Energy Services:
Europe	34,600	38,284	(3,684)	(9.6)%
Americas	42,311	42,583	(272)	(0.6)%
Africa	19,211	16,946	2,265	13.4%
Total Offshore Energy Services	96,122	97,813	(1,691)	(1.7)%
Government Services	18,011	18,811	(800)	(4.3)%
Other Services	14,648	13,682	966	7.1%
	128,781	130,306	(1,525)	(1.2)%

Annual Results of Operations
Offshore Energy Services
Revenues from Offshore Energy Services were $24.4 million higher in the Current Year. Revenues in Africa were $21.7 million higher primarily due to higher utilization and additional aircraft capacity. Revenues in the Americas were $19.2 million higher primarily due to higher utilization in the U.S. and Brazil, which was partially offset by the absence of a one-time benefit in the Prior Year related to the transition from cash basis recognition to an accrual basis of accounting in Canada and lower utilization in Trinidad. Revenues in Europe were $16.5 million lower primarily due to lower utilization, partially offset by higher reimbursable revenues, higher rates and favorable foreign exchange rate impacts. Operating income was $33.4 million higher in the Current Year primarily due to the higher revenues coupled with lower general and administrative expenses of $5.9 million and lower operating expenses of $3.6 million, partially offset by lower earnings from unconsolidated affiliates of $0.9 million. The decrease in general and administrative expenses was primarily due to lower professional services fees, insurance and lease costs. Repairs and maintenance costs were $34.0 million lower primarily due to higher vendor credits. Fuel costs were $6.5 million lower due to lower global fuel prices and decreased flight hours in Europe. Insurance costs were $1.4 million lower primarily due to lower commercial property insurance premiums. Personnel costs were $21.8 million higher primarily due to increased headcount in Africa and Brazil due to increased activity, unfavorable foreign exchange rate impacts and labor agreement escalations. Other operating expenses were $15.7 million higher primarily due to higher reimbursable expenses, freight, demobilization and training costs. Leased-in equipment costs were $1.0 million higher primarily due to an increase in aircraft and non-aircraft leases.
Government Services
Revenues from Government Services were $49.8 million higher in the Current Year due to the commencement of the IRCG contract and higher UKSAR revenues primarily due to favorable foreign exchange rate impacts and the commencement of fixed wing services. Operating income was $16.0 million lower primarily due to higher expenses attributable to the commencement of new contracts in Ireland and the UK, partially offset by the higher revenues. Operating expenses were $57.9 million higher primarily due to higher subcontractor costs of $28.2 million, which are expected to subside as transitions to the new contracts conclude in 2026, higher amortization of deferred costs of $7.7 million, increased personnel costs of $15.1 million and other operating expenses of $9.4 million, partially offset by lower repairs and maintenance costs of $2.5 million primarily due to increased vendor credits. Additionally, general and administrative costs and depreciation and amortization expenses were $4.4 million and $3.5 million higher, respectively, primarily due to the ongoing transitions of the new Government Services contracts.
Other Services
Revenues from Other Services were $0.8 million higher in the Current Year primarily due to higher activity, partially offset by lower revenues due to the conclusion of certain dry-lease contracts. Operating income from Other Services was $3.9 million lower primarily due to higher operating expenses of $5.9 million, offsetting the higher revenues of $0.8 million and lower depreciation and amortization expenses of $1.0 million. The increase in operating expenses was due to higher other operating expense of $2.3 million, higher personnel costs of $1.6 million and higher lease expenses of $1.6 million, all of which were all primarily driven by increased activity in Australia.
Corporate
Total operating losses for Corporate were $12.7 million lower than the Prior Year primarily due to increased gains on disposal of assets. During the Current Year, the Company sold or otherwise disposed of four AW139 medium helicopters, one S92 heavy helicopter and other assets, resulting in net gains of $11.8 million. During the Prior Year, the Company sold or otherwise disposed of 13 helicopters and various other assets, resulting in net losses of $1.0 million.

Interest expense, net
Interest expense, net was $2.3 million higher in the Current Year primarily due to higher interest rates and accelerated amortization expense related to early debt repayments offset by higher capitalized interest on new aircraft under construction.
Other, net
Other income, net of $23.0 million in the Current Year primarily resulted from foreign exchange gains of $22.5 million and gains on insurance recoveries of $5.0 million, partially offset by pension related costs of $4.3 million. Other expense, net of $1.9 million in the Prior Year primarily resulted from foreign exchange losses of $8.9 million, partially offset by insurance recoveries of $4.5 million and pension-related income of $2.5 million.
Income tax expense
Income tax expense was $14.6 million higher in the Current Year primarily due to the earnings mix of the Company’s global operations and higher earnings before tax.
Liquidity and Capital Resources
General
As of December 31, 2025, we had $286.2 million of unrestricted cash and $60.7 million of remaining availability under our ABL Facility for total liquidity of $346.9 million. As of December 31, 2025, approximately 65% of our total cash balance was held outside the U.S. Most of our cash held outside the U.S. could be repatriated to the U.S., and any such repatriation could be subject to additional taxes. If cash held by non-U.S. operations is required for funding operations in the U.S., we may make a provision for additional taxes in connection with repatriating this cash, which is not expected to have a significant impact on our results of operations.
Summary of Cash Flows

	Year Ended December 31,
	2025	2024
Cash flows provided by or (used in):
Operating activities	$198,406	$177,420
Investing activities	(87,327)	(245,954)
Financing activities	(66,045)	141,104
Operating Activities
Cash flows provided by operating activities were $21.0 million higher in the Current Year primarily due to an increase in operating income partially offset by an increase in net working capital uses. Working capital uses of $23.1 million in the Current Year primarily resulted from increases in inventory to support new contracts and to mitigate risks related to supply chain constraints and an increase in other assets primarily related to start-up costs for new Government Services contracts. These working capital uses were partially offset by a decrease in accounts receivables as a result of higher collections. Working capital uses of $0.7 million in the Prior Year were primarily due to increases in inventories and the timing of payments to vendors.
Investing Activities
During the Current Year, net cash used in investing activities was $87.3 million primarily consisting of:
•Capital expenditures of $142.0 million primarily related to payments for aircraft, leasehold improvements and purchases of equipment, partially offset by
•Proceeds of $54.7 million from the sale of assets.
During the Prior Year, net cash used in investing activities was $246.0 million primarily consisting of:
•Capital expenditures of $255.4 million primarily related to payments for aircraft, purchases of equipment and leasehold improvements, partially offset by
•Proceeds of $9.4 million from the sale of assets.

Financing Activities
During the Current Year, net cash used in financing activities was $66.0 million primarily consisting of:
•Repayments of debt of $57.8 million related to the principal on secured equipment term loans, and
•Share repurchases of $15.2 million, partially offset by
•Proceeds from borrowings of $5.8 million, and
•Exercise of stock options of $1.4 million.
During the Prior Year, net cash provided by financing activities was $141.1 million primarily consisting of:
•Proceeds from borrowings of $164.6 million, partially offset by
•Repayments of debt of $15.4 million,
•Debt issuance costs of $4.5 million, and
•Share repurchases of $4.1 million.
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
Capital Allocation Framework
We consistently evaluate the best uses of our cash flow and aim to yield the highest value and return on capital. Our capital allocation strategy includes the following:
Balance Sheet:
•Protect and maintain strong balance sheet and liquidity position by reducing debt balances. During the year ended December 31, 2025, we made $40.1 million (£29.6 million) of accelerated principal payments on the UKSAR Debt, in support of this goal.
•Structure leases and debt to facilitate financial flexibility.
Growth:
•Pursue high impact, high return organic growth opportunities, which currently prioritizes the completion of the UKSAR2G contract transitions. We are also currently upgrading the fleet with new OES configured AW189 helicopters to meet customer demand and enhance profitability.
•Assess other growth opportunities through potential mergers and acquisitions.
•Pursue various Advanced Air Mobility (AAM) opportunities.
Shareholder Capital Returns:
•Opportunistically buy back shares using our $125.0 million share repurchase program. During the year ended December 31, 2025, we repurchased 123,966 shares of common stock in open market transactions for gross considerations of $4.0 million, representing an average cost per share of $32.43. As of December 31, 2025, $121.0 million remained available of the $125.0 million share purchase program authorized in February 2025.
•Pay a quarterly cash dividend beginning in the first quarter of 2026, with an initial dividend payment of $0.125 per share ($0.50 per share annualized).

Material Cash Requirements
Our primary sources of liquidity include unrestricted cash balances, cash flows from operations, borrowings under our ABL Facility and, from time to time, we may obtain additional liquidity through the issuance of equity, debt, other financing options or through asset sales. Our primary uses of liquidity include working capital needs to fund operations, meeting our capital commitments and growth expenditure plans (including the purchase of aircraft, property and other equipment), the repurchase of shares or debt securities, payment of debt service obligations and executing on our other capital allocation targets. We may, from time to time, redeem, repurchase, retire or otherwise acquire our outstanding debt through privately-negotiated transactions, open market purchases, redemptions, tender offers or otherwise, but we are under no obligation to do so.
As of December 31, 2025, we had no near-term debt maturities, other than the current portion of long-term debt of $27.9 million, and our total debt balance, net of deferred financing fees, was $671.5 million, which was comprised of the 6.875% Senior Notes that were set to mature in March 2028, the UKSAR Debt maturing in March 2036, and the IRCG Debt maturing in June 2031.
In January 2026, the Company closed a private offering of $500 million aggregate principal amount of 6.750% Senior Notes, which were issued at par and bear interest payable semiannually. The Company used a portion of the net proceeds to irrevocably deposit funds with the trustee under the indenture governing the 6.875% Senior Notes in an amount sufficient to redeem the 6.875% Senior Notes in full on March 1, 2026, resulting in the satisfaction and discharge of the indenture governing the 6.875% Senior Notes upon deposit, with the remaining net proceeds to be used for general corporate purposes.
In January 2026, Bristow entered into an amendment and restatement of its ABL Facility, which, among other things, extended the maturity date to January 26, 2031 (subject to certain provisions), reduced the total commitments under the ABL Facility from $85 million to $70 million, permitted an increase of the total commitments up to a maximum aggregate amount of $105 million (subject to satisfaction of certain terms and conditions) and revised the interest rate pricing by reducing the applicable margin under each tranche by 25 basis points and eliminating the 0.10% credit spread adjustment in respect of the first-out tranche introduced in connection with the 2022 transition from LIBOR to SOFR.
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
As of December 31, 2025, we had unfunded capital commitments of $104.4 million, consisting primarily of agreements to purchase seven AW189 heavy helicopters scheduled to be delivered in 2026 and deposits for preferred delivery slots on five EL9 aircraft scheduled for delivery between 2029 and 2030 (subject to aircraft certification). In addition, the Company has outstanding options to purchase up to ten additional AW189 helicopters and nine additional H135 helicopters. If these options are exercised, the AW189 helicopters and the H135 helicopters would be scheduled for delivery between 2027 and 2028. The Company may, from time to time, purchase aircraft for which it has no orders. Orders to purchase electric vertical takeoff and landing and short takeoff and landing aircraft, collectively known as Advanced Air Mobility (“AAM”) aircraft are subject to, among other things, deadlines for regulatory certification of such aircraft and minimum performance requirements, and failure to satisfy such deadlines or requirements would allow such orders to be terminated by the Company without further liability and require the applicable manufacturer to refund certain deposits to the Company. In addition, the Company has outstanding options for several AAM aircraft models with various OEMs that do not involve financial commitments at this time.
Lease Obligations
From time to time, we may, under favorable market conditions and when necessary, enter into aircraft lease agreements in support of our global operations.

We have non-cancelable operating leases in connection with the lease of certain equipment, including leases for aircraft, land and facilities used in our operations. The related lease agreements, which range from noncancelable to month-to-month terms, generally provide for fixed monthly rentals and can also include renewal options. As of December 31, 2025, aggregate undiscounted future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year, were as follows (in thousands):

	Aircraft	Other	Total
Year Ended December 31,
2026	$79,087	$11,253	$90,340
2027	60,835	8,017	68,852
2028	44,542	6,650	51,192
2029	25,880	4,410	30,290
2030	18,744	1,945	20,689
Thereafter	52,720	8,969	61,689
	$281,808	$41,244	$323,052
Pension Obligations
We operate two defined benefit pension plans related to BHL and Bristow International Aviation (Guernsey) Limited (“BIAGL”). As of December 2025, we had a net pension asset of $15.2 million as the value of the plan assets exceed the present value of the liabilities that existed at that date.
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
The timing of the funding is dependent on actuarial valuations and resulting negotiations with the plan trustees. The employer contributions for the defined benefit pension plans for the years ended December 31, 2025, 2024 and 2023 were $3.6 million, $11.3 million and $14.3 million, respectively.
As of December 31, 2025, we have met the technical provisions and no further funding of the pension scheme is required.
Selected Financial Information on Guarantors of Securities
On February 25, 2021, the Company issued its 6.875% Senior Notes due 2028. As of December 31, 2025, the 6.875% Senior Notes, issued under an indenture, were fully and unconditionally guaranteed as to payment by a number of subsidiaries of the Company (collectively, the “Guarantors”). The Company is a holding company with no significant assets other than the stock of its subsidiaries. In order to meet its financial needs and obligations, the Company relies exclusively on income from dividends and other cash flow from such subsidiaries. The subsidiary guarantees provided that, in the event of a default on the 6.875% Senior Notes, the holders of the 6.875% Senior Notes could institute legal proceedings directly against the Guarantors to enforce the guarantees without first proceeding against the Company.
None of the non-Guarantor subsidiaries of the Company were under any direct obligation to pay or otherwise fund amounts due on the 6.875% Senior Notes or the guarantees, whether in the form of dividends, distributions, loans or other payments. If such subsidiaries were unable to transfer funds to the Company or Guarantors and sufficient cash or liquidity was not otherwise available, the Company or Guarantors may not have been able to make principal and interest payments on their outstanding debt, including the 6.875% Senior Notes or the guarantees. The following selected financial information of the Guarantors presents a sufficient financial position of the Company to have continued to fulfill its obligations under the requirements of the 6.875% Senior Notes. In January 2026, the indenture governing the 6.875% Senior Notes was satisfied and discharged, and the 6.875% Senior Notes will be redeemed in full on March 1, 2026.

This selected financial information should be read in conjunction with the accompanying consolidated financial statements and notes (in thousands).

December 31,
2025
Current assets	$2,634,832
Non-current assets	2,587,673
Current liabilities	1,903,852
Non-current liabilities	723,302

Year Ended December 31, 2025
Total revenues	$760,315
Operating income	72,555
Net income	53,338
Net income attributable to Bristow Group Inc.	53,211
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
As of December 31, 2025, we have recognized deferred tax assets for certain attributes we expect to be realizable. Our ability to realize the benefit of our deferred tax assets requires us to achieve certain future earnings levels. If we are unable to benefit from our deferred tax assets, valuation allowances will be established following the “more-likely-than-not” criteria.

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
Cash Flow Hedges of Forecasted Foreign Currency Transactions
We may enter into forward contracts to hedge certain foreign currency cash flow exposures. These hedges reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. As of December 31, 2025, our cash flow hedge contracts had maturities of 6 months or less. We enter into these forward contracts to hedge forecasted transactions in the normal course of business and accordingly, they are not speculative in nature.
See Note 8 to the consolidated financial statements for details regarding our derivative financial instruments.
Foreign Currency Risk
Through our foreign operations we are exposed to currency fluctuations and exchange rate risks. Some of our contracts to provide services internationally provide for payment in foreign currencies. For example, the majority of our revenues and expenses from our North Sea operations are in British pound sterling. Our foreign exchange rate risk may increase if our revenues are denominated in a currency different from the associated costs. We attempt to minimize our exposure to this risk by contracting the majority of our services in U.S. dollars, when possible.
Transaction gains and losses represent the revaluation of monetary assets and liabilities from the currency that will ultimately be settled into the functional currency of the legal entity holding the asset or liability. The most significant items revalued are denominated in U.S. dollars on entities with British pound sterling functional currencies and denominated in British pound sterling on entities with U.S. dollar functional currencies, with transaction gains or losses primarily resulting from the strengthening or weakening of the U.S. dollar versus the British pound sterling. Other, net, in the Company’s consolidated statements of operations includes foreign currency transaction gains and losses.
Our primary foreign currency exposure is to the British pound sterling, the European Union euro, the Australian dollar, the Norwegian kroner, the Nigerian naira and the Brazilian real.

The value of these currencies has fluctuated relative to the U.S. dollar for the periods reflected in the table as follows:

	Year Ended December 31,
	2025	2024
One British pound sterling into U.S. dollars
High	1.37	1.34
Average	1.32	1.28
Low	1.22	1.23
At period-end	1.35	1.25
One European euro into U.S. dollars
High	1.19	1.12
Average	1.13	1.08
Low	1.02	1.04
At period-end	1.17	1.04
One Australian dollar into U.S. dollars
High	0.67	0.69
Average	0.64	0.66
Low	0.60	0.62
At period-end	0.67	0.62
One Norwegian kroner into U.S. dollars
High	0.1023	0.0985
Average	0.0964	0.0930
Low	0.0870	0.0877
At period-end	0.0991	0.0881
One Nigerian naira into U.S. dollars
High	0.0007	0.0012
Average	0.0007	0.0007
Low	0.0006	0.0006
At period-end	0.0007	0.0007
One Brazilian real into U.S. dollars
High	0.1896	0.2062
Average	0.1791	0.1863
Low	0.1616	0.1607
At period-end	0.1825	0.1619
______________________
Source: FactSet
Interest Rate Risk
We are subject to market risk from exposure to changes in interest rates on borrowings under our long-term debts. Borrowings under the UKSAR Debt bear an interest rate equal to Sterling Overnight Index Average plus 2.75% per annum and our Amended ABL Facility at the applicable margin plus Secured Overnight Financing Rate. Borrowings under the IRCG Debt bear an interest rate equal to the Euro Interbank Offered Rate plus 1.95% per annum. Fluctuations in our variable interest rate on our current or future borrowings could affect our financial condition, results of operations, or liquidity. Based on borrowings outstanding as of December 31, 2025, a 10% change in floating interest rates would have minimal financial impacts.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and related notes required by this item are included in Part IV of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
With the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management evaluated, with reasonable assurance, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. The assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein.
Changes in Internal Control Over Financial Reporting
During the year ended December 31, 2025, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Remediation of Previously Reported Material Weaknesses
None.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our Proxy Statement relating to our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after our year ended December 31, 2025 and which is incorporated herein by reference. Information about our executive officers can be found in Part I, Item 1, “Business - Information about our Executive Officers” of this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be presented in our Proxy Statement relating to our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after our year ended December 31, 2025 and which is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our Proxy Statement relating to our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after our year ended December 31, 2025 and which is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our Proxy Statement relating to our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after our year ended December 31, 2025 and which is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be presented in our Proxy Statement relating to our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after our year ended December 31, 2025 and which is incorporated herein by reference.
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
    3.     Exhibits

Exhibit Index		Exhibit Description
2.1	*‡
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
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed with the SEC on May 27, 2021 (File No. 001-35701)).

4.4	*
Indenture, dated as of January 26, 2026, among Bristow Group Inc., the guarantors listed therein and U.S. Bank Trust Company, National Association, as trustee and as collateral agent (including the form of 6.750% Senior Secured Notes due 2033) (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2026 (File No. 001-35701)).

10.1	* +
Bristow Group Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Appendix C-1 to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 21, 2025 (File No. 001-35701)).

10.2	* +
Amendment No. 1 to Bristow Group Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Appendix C-2 to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 21, 2025 (File No. 001-35701)).

10.3	* +
Amendment No. 2 to Bristow Group Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Appendix C-3 to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 21, 2025) (File No. 001-35701).

10.4	* +
Amendment No. 3 to Bristow Group Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 21, 2025) (File No. 001-35701).

10.5	* +
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

10.9	* +
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

10.12	*
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

10.14	* ‡
Facilities Agreement, dated as of June 12, 2024, among Bristow Leasing Limited, as borrower, Bristow Group Inc., as parent guarantor, Bristow Helicopters Limited, Bristow Aviation Holdings Limited and National Westminster Bank Plc (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2024 (File No. 001-35701)).

10.15	* ‡
Deed of Amendment and Restatement, Accession, Resignation and Confirmation, dated January 26, 2026, relating to an ABL Facilities Agreement, dated April 17, 2018, among Bristow Group Inc. as parent and guarantor, Bristow Helicopters Limited and Bristow LLC as borrowers, guarantors and security obligors, Bristow Norway AS and Bristow U.S. LLC as resigning borrowers, Bristow Ireland Limited as acceding guarantor, and Barclays Bank PLC as agent and security agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2026 (File No. 001-35701)).

19.1	†	Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025 (File No. 001-35701)).
21.1	†	List of subsidiaries of Bristow Group Inc.
23.2	†	Consent of KPMG LLP, independent registered public accounting firm.
31.1	†	Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	†	Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	††	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	††	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	* +
Bristow Group Inc. Executive Officer Compensation Recoupment Policy (incorporated herein by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2024 (File No. 001-35701)).

101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated herein by reference as indicated.
‡	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) or Item 601(a)(5), as applicable, of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.
+	Management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Annual Report on Form 10-K.
†	Filed herewith.
††	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

Bristow Group Inc.

	By:	/s/ Jennifer D. Whalen
Jennifer D. Whalen, Senior Vice President, Chief Financial Officer

	Date:	February 25, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title		Date

/s/ Christopher S. Bradshaw	President, Chief Executive Officer and Director		February 25, 2026
Christopher S. Bradshaw	(Principal Executive Officer)

/s/ Jennifer D. Whalen	Senior Vice President, Chief Financial Officer		February 25, 2026
Jennifer D. Whalen	(Principal Financial Officer)

/s/ Donna L. Anderson	Vice President, Chief Accounting Officer		February 25, 2026
Donna L. Anderson	(Principal Accounting Officer)

/s/ G. Mark Mickelson	Chairman of the Board and Director		February 25, 2026
G. Mark Mickelson

/s/ Lorin L. Brass	Director		February 25, 2026
Lorin L. Brass

/s/ Wesley E. Kern	Director		February 25, 2026
Wesley E. Kern

/s/ Robert J. Manzo	Director		February 25, 2026
Robert J. Manzo

/s/ Maryanne Miller	Director		February 25, 2026
Gen. Maryanne Miller

/s/ Christopher Pucillo	Director		February 25, 2026
Christopher Pucillo

/s/ Shefali Shah	Director		February 25, 2026
Shefali Shah

/s/ Brian D. Truelove	Director		February 25, 2026
Brian D. Truelove

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Bristow Group Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Bristow Group Inc. and subsidiaries (the Company) as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Realizability of certain deferred tax assets
As described in Notes 1 and 12 of the consolidated financial statements, the Company recognizes deferred income tax assets and liabilities upon temporary differences between the carrying amount and tax basis of the Company’s assets and liabilities. The realization of deferred income tax assets is dependent upon the generation of sufficient taxable income during future periods in which the temporary differences are expected to reverse. The Company records a valuation allowance when it believes it is more-likely-than-not that any deferred income tax asset created will not be realized. As of December 31, 2025, the Company recorded valuation allowances on foreign operating loss carryforwards of $34.6 million.
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
February 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Bristow Group Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Bristow Group Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2026 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Houston, Texas
February 25, 2026

Financial Statements:
BRISTOW GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Total revenues	$1,490,512	$1,415,491	$1,297,429
Costs and expenses:
Operating expenses
Personnel	378,999	340,560	323,681
Repairs and maintenance	236,931	273,284	253,916
Insurance	24,900	24,907	23,785
Fuel	81,435	86,946	91,499
Leased-in equipment	106,607	103,540	99,096
Other	273,407	212,881	198,426
Total operating expenses	1,102,279	1,042,118	990,403
General and administrative expenses	174,121	175,550	181,745
Merger and integration costs	—	—	2,201
Depreciation and amortization expense	70,269	68,287	70,606
Total costs and expenses	1,346,669	1,285,955	1,244,955
Gains (losses) on disposal of assets	11,785	(1,045)	1,112
Earnings from unconsolidated affiliates	3,178	4,117	7,165
Operating income	158,806	132,608	60,751
Interest income	9,354	8,901	8,646
Interest expense, net	(39,918)	(37,581)	(41,417)
Other, net	22,994	(1,865)	(9,968)
Total other income (expense), net	(7,570)	(30,545)	(42,739)
Income before income taxes	151,236	102,063	18,012
Income tax expense	(21,809)	(7,193)	(24,932)
Net income (loss)	129,427	94,870	(6,920)
Net loss (income) attributable to noncontrolling interests	(353)	(73)	140
Net income (loss) attributable to Bristow Group Inc.	$129,074	$94,797	$(6,780)
Earnings (losses) per common share:
Basic	$4.47	$3.32	$(0.24)
Diluted	$4.32	$3.21	$(0.24)
Weighted average shares of common stock outstanding:
Basic	28,864	28,515	28,139
Diluted	29,884	29,552	28,139

See accompanying notes to consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Net income (loss)	$129,427	$94,870	$(6,920)
Other comprehensive income (loss):
Currency translation adjustments	33,644	(28,302)	23,749
Pension liability adjustment	1,935	(8,426)	5,149
Unrealized gains (losses) on cash flow hedges, net	340	(2,298)	516
Total other comprehensive income (loss), net of tax	35,919	(39,026)	29,414
Total comprehensive income	165,346	55,844	22,494
Net comprehensive loss (income) attributable to noncontrolling interests	(353)	(73)	140
Total comprehensive income attributable to Bristow Group Inc.	$164,993	$55,771	$22,634

See accompanying notes to consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$286,208	$247,503
Restricted cash	7,423	3,778
Accounts receivable, net	217,102	211,590
Inventories	132,727	114,509
Prepaid expenses and other current assets	50,828	42,078
Total current assets	694,288	619,458
Property and equipment, net	1,152,668	1,076,221
Investment in unconsolidated affiliates	23,852	22,424
Right-of-use assets	241,666	264,270
Other assets	198,787	142,873
Total assets	$2,311,261	$2,125,246
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86,286	$83,462
Accrued wages, benefits and related taxes	68,654	54,406
Income taxes payable and other accrued taxes	22,759	16,229
Deferred revenue	22,440	15,186
Accrued maintenance and repairs	28,793	30,698
Current portion of operating lease liabilities	77,038	78,359
Accrued interest and other accrued liabilities	31,317	28,946
Current maturities of long-term debt	27,943	18,614
Total current liabilities	365,230	325,900
Long-term debt, less current maturities	643,511	671,169
Other liabilities and deferred credits	31,782	8,937
Deferred taxes	46,571	39,019
Long-term operating lease liabilities	164,544	188,949
Total liabilities	1,251,638	1,233,974
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value, 110,000 authorized; 32,357 and 31,320 shares issued, respectively, and 29,177 and 28,628 outstanding as of December 31, 2025 and 2024, respectively	325	315
Additional paid-in capital	762,520	742,072
Retained earnings	441,739	312,765
Treasury stock, at cost; 3,180 and 2,692 shares as of December 31, 2025 and 2024, respectively	(87,129)	(69,776)
Accumulated other comprehensive loss	(57,750)	(93,669)
Total Bristow Group Inc. stockholders’ equity	1,059,705	891,707
Noncontrolling interests	(82)	(435)
Total stockholders’ equity	1,059,623	891,272
Total liabilities and stockholders’ equity	$2,311,261	$2,125,246

See accompanying notes to consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Total Bristow Group Inc. Stockholders’ Equity
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
December 31, 2022	$306	28,009	$709,319	$224,748	$(63,009)	$(84,057)	$(368)	$786,939
Share award amortization	5	386	16,454	—	—	—	—	16,459
Share repurchases	—	(85)	—	—	(2,713)	—	—	(2,713)
Net loss	—	—	—	(6,780)	—	—	(140)	(6,920)
Other comprehensive income	—	—	—	—	—	29,414	—	29,414
December 31, 2023	$311	28,310	$725,773	$217,968	$(65,722)	$(54,643)	$(508)	$823,179
Share award amortization	4	408	15,792	—	—	—	—	15,796
Share repurchases	—	(127)	—	—	(4,054)	—	—	(4,054)
Exercise of stock options	—	37	507	—	—	—	—	507
Net income	—	—	—	94,797	—	—	73	94,870
Other comprehensive loss	—	—	—	—	—	(39,026)	—	(39,026)
December 31, 2024	$315	28,628	$742,072	$312,765	$(69,776)	$(93,669)	$(435)	$891,272
Share award amortization	8	799	16,895	—	—	—	—	16,903
Share repurchases	—	(488)	—	—	(17,353)	—	—	(17,353)
Exercise of stock options	2	238	3,533	—	—	—	—	3,535
Net income	—	—	—	129,074	—	—	353	129,427
Other comprehensive income	—	—	—	—	—	35,919	—	35,919
Capital contribution to affiliates	—	—	20	(100)	—	—	—	(80)
December 31, 2025	$325	29,177	$762,520	$441,739	$(87,129)	$(57,750)	$(82)	$1,059,623

See accompanying notes to consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash flows from operating activities:
Net income (loss)	$129,427	$94,870	$(6,920)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization expense	81,666	83,188	85,586
Losses (gains) on disposal of assets	(11,785)	1,045	(1,112)
Earnings from unconsolidated affiliates, net of dividends received	(1,428)	(3,742)	(6,828)
Deferred income taxes	(10,018)	(19,960)	669
Share-based compensation expense	16,895	15,792	16,459
Amortization of deferred financing fees	5,347	3,318	2,847
Amortization of deferred contract costs	11,423	3,611	—
Discount amortization on long-term debt	—	—	473
Increase (decrease) in cash resulting from changes in:
Accounts receivable	7,737	9,288	(27,024)
Inventory, prepaid expenses, and other assets	(99,773)	(44,724)	(39,848)
Accounts payable, accrued expenses and other liabilities	68,915	34,734	7,735
Net cash provided by operating activities	198,406	177,420	32,037
Cash flows from investing activities:
Capital expenditures	(142,021)	(255,393)	(81,507)
Proceeds from asset dispositions	54,694	9,439	34,188
Net cash used in investing activities	(87,327)	(245,954)	(47,319)
Cash flows from financing activities:
Proceeds from borrowings	5,831	164,576	169,508
Debt issuance costs	(238)	(4,524)	(2,714)
Repayment of debt	(57,818)	(15,401)	(142,046)
Exercise of stock options	1,393	507	—
Purchase of treasury shares	(15,213)	(4,054)	(2,713)
Net cash provided by (used in) financing activities	(66,045)	141,104	22,035
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,684)	(4,951)	13,226
Net increase in cash, cash equivalents and restricted cash	42,350	67,619	19,979
Cash, cash equivalents and restricted cash at beginning of period	251,281	183,662	163,683
Cash, cash equivalents and restricted cash at end of period	$293,631	$251,281	$183,662
Cash paid during the period for:
Interest	$46,800	$43,269	$39,475
Income taxes, net	$26,717	$20,781	$19,279

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
The consolidated financial information for the years ended December 31, 2025, 2024 and 2023 has been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) on this Annual Report on Form 10-K.
Summary of Significant Accounting Policies
Basis of Consolidation
The consolidated financial statements include the accounts of Bristow Group Inc., its wholly and majority-owned subsidiaries and entities that meet the criteria of variable entities (“VIEs”) of which the Company is the primary beneficiary. All significant inter-company accounts and transactions are eliminated in consolidation.
Accounting Estimates
The preparation of these consolidated financial statements and accompanying footnotes, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of the consolidated statements of operations and comprehensive income, the consolidated balance sheets, the consolidated statements of changes in stockholders’ equity and the consolidated statements of cash flows. Actual results could differ from those estimates and those differences may be material.
Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
Restricted Cash
The Company considers amounts deposited in escrow accounts at the end of each period as restricted cash. The Company’s restricted cash balances typically include certain payroll taxes for employee salaries in certain jurisdictions as outlined by local requirements and are shown as a separate line item in the consolidated balance sheets.
Trade Receivables and Current Expected Credit Losses
The Company’s customers are primarily major integrated, national and independent offshore energy companies and government agencies. The Company designates trade receivables as a single pool of assets based on their short-term nature, similar customer base and risk characteristics. Customers are typically granted credit on a short-term basis, and related credit risks are considered minimal. The Company conducts periodic quantitative and qualitative analysis on historic customer payment trends, customer credit ratings and foreseeable economic conditions. Historically, losses on trade receivables have been immaterial and uncorrelated to each other. Based on these analyses, the Company decides if additional reserve amounts are needed against the trade receivables asset pool on a case-by-case basis. When collection efforts have been exhausted, trade receivables and the associated allowance for doubtful accounts are removed from accounts receivable.
The Company routinely reviews its trade receivables and makes provisions for expected credit losses; however, such provisions are estimates and actual results could differ from those estimates and those differences may be material.

The provision for credit losses for the periods reflected below were as follows (in thousands):

	December 31,
	2025	2024
Balance – beginning of period	$42	$77
Additional allowances	134	141
Write-offs and collections	—	(165)
Foreign currency effects	5	(11)
Balance – end of period	$181	$42
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
As of December 31, 2025 and 2024, the inventory allowances for the periods reflected below were as follows (in thousands):

	December 31,
	2025	2024
Balance – beginning of period	$3,443	$2,955
Additional allowances	845	725
Foreign currency effects	229	(237)
Balance – end of period	$4,517	$3,443
Property and equipment
Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the asset to an estimated salvage value. With respect to helicopters, the estimated useful life is typically based upon a newly-built asset being placed into service and represents the point at which it is typically not justifiable for the Company to continue to operate the asset in the same or similar manner. From time to time, the Company may acquire older assets that have already exceeded the Company’s useful life policy, in which case the Company depreciates such assets based on its best estimate of remaining useful life. The Company reviews the estimated useful lives and salvage values of its property and equipment on an ongoing basis for any changes in estimates.
As of December 31, 2025, the estimated useful life (in years) of the Company’s categories of new property and equipment was as follows:

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
Contract Fulfillment Costs
Costs to fulfill a contract with a customer incurred in advance of the commencement of a new contract are recognized as an asset and amortized on a straight-line basis over the life of the contract if the costs are directly related to the new contract, the costs are specifically identifiable, the costs generate or enhance resources of the entity and are expected to be recovered by the Company. These deferred contract costs are included in other long-term assets with the portion scheduled for amortization within the next year reflected in prepaid expenses and other current assets on the consolidated balance sheets. The amortization expense is recognized in other operating expense on the consolidated statements of operations.
As of December 31, 2025 and 2024, deferred costs were $84.4 million and $34.2 million, respectively. During the years ended December 31, 2025, 2024, and 2023 the Company recognized $11.4 million, $3.6 million, and $2.5 million, respectively, of amortization related to these deferred contract costs.
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
Deferred Financing Costs
Deferred financing costs incurred in connection with the issuance of debt are amortized over the life of the related debt using the effective interest method.

Pension Benefits
The Company bases its determination of pension expense on the fair value of plan assets and an amortization approach for assessed gains and losses that reduces year-to-year volatility. This approach recognizes investment and other actuarial gains or losses over the average remaining lifetime of the plan members. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. See Note 14 for additional details on the Company’s accounting for pension benefits.
Derivative Financial Instruments
The Company records changes in fair value of derivatives designated as cash flow hedges in accumulated other comprehensive income in its consolidated balance sheets until the forecasted transaction occurs. When the forecasted transaction affects earnings, the Company reclassifies the related gain or loss on the cash flow hedges to earnings. The Company evaluates hedge effectiveness at the inception of the hedge prospectively, and on an ongoing basis both retrospectively and prospectively. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, it will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to earnings.
Revenue Recognition
Revenues are recognized over time as the contracted aviation services are performed for a customer, when the transaction price is determined, and collection has occurred or is probable of occurring. A majority of the Company’s revenues are generated through two types of contracts: helicopter services and fixed wing services. The Company typically invoices customers on a monthly basis, and the term between invoicing and when the payment is due is typically between 30 and 60 days for helicopter services and fixed wing charter customers. Payment is made at the point of sale for fixed wing regular passenger transport customers. Deferred revenues are primarily generated from advanced payments from helicopter services customers and by fixed wing services where customers pay for tickets in advance of receiving the Company’s services.
Helicopter services — Revenues from helicopter services are recognized over time based on contractual rates as the helicopter services are performed. Revenues are primarily derived from fixed-term contracts which typically have original terms of one to five years for Offshore Energy Services contracts and up to ten years for Government Services contracts (subject to provisions permitting customers the option to extend and/or terminate. Such terms vary from contract-to-contract). The charges under these contracts generally include a two-tier structure consisting of a fixed monthly rate for the right to a particular model of aircraft plus an incremental charge. Rates for these incremental charges vary depending on the type of services provided and can be based on a per flight hour, per day, or per month basis. Occasionally, the Company may provide helicopter services on an “ad-hoc” basis on short duration contracts where revenues are recognized as services are provided under the agreed upon terms.
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
In the event the Company places a helicopter in a PBH program after a maintenance period has begun, it may be necessary to pay an initial buy-in charge based on hours flown since the previous maintenance event. This buy-in charge is normally recorded as a prepaid expense and amortized as repairs and maintenance operating expense over the remaining PBH contract period. From time to time, the Company receives credits from its original equipment manufacturers. The Company records these credits as a reduction in maintenance expense when the credits are utilized in lieu of cash payments for purchases or services, unless the credit represents a sales incentive offered to customers by the manufacturer, in which case it is recorded as a reduction in the cost of the aircraft.
The cost of certain major overhauls on owned fixed-wing aircraft are capitalized when incurred and depreciated over the period until the next expected major overhaul. The cost of major overhauls on leased fixed-wing aircraft are charged to operating expense when incurred.
Share-Based Compensation
The grant date fair value of share-based awards granted to employees is recognized as an employee compensation expense over the requisite service period on a straight-line basis. The amount of compensation expense ultimately recognized is based on the number of awards that meet the vesting conditions at the vesting date. The Company grants non-performance based restricted stock units and performance stock units (“PSUs”) based on non-market performance such as Cash Return on Invested Capital (“ROIC”). For both types of awards fair values are derived at grant date using the Company’s closing stock price on the day the awards are granted and they vest over a three year period. The Company also grants market-based PSUs such as Relative Total Stock Return (“TSR”) awards, for which the grant date fair values are determined under a Monte Carlo Simulation in a risk-neutral framework using Geometric Brownian Motion and which vest on a cliff-basis, after three years, subject to certain stock price performance targets. The Company utilizes the Black-Scholes option valuation model for estimating the fair value of its stock options and these stock options either vest on a cliff-basis after three years or in equal parts over four years, depending on the award agreement terms.
Foreign Currency Transactions
The reporting currency for all of the Company’s foreign entities under U.S. GAAP is the U.S. dollar. Financial statements of subsidiaries with a functional currency different from the Company’s U.S. dollar reporting currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, with translation adjustments for assets and liabilities reflected in equity. The functional currency for a majority of the Company’s subsidiaries outside of the U.S. is the local currency. From time to time, the Company and its subsidiaries enter into transactions denominated in currencies other than their functional currencies. Gains and losses resulting from changes in currency exchange rates between the functional currency and the currency in which a transaction is denominated are included in other, net in the Company’s consolidated statements of operations in the period which the currency exchange rates change. During the year ended December 31, 2025, the Company recognized foreign currency exchange gains of $22.5 million. During the years ended December 31, 2024 and 2023, the Company recognized foreign currency exchange losses of $8.9 million, and $10.7 million, respectively.
Under U.S. GAAP, an economy is considered highly inflationary if the cumulative inflation rate for a three-year period meets or exceeds 100 percent. If a foreign entity is considered to be in a highly inflationary economy, the financial statements of that entity are remeasured as though the functional currency were the reporting currency. The three-year cumulative inflation rate for Nigeria exceeded 100 percent as of September 30, 2024. Therefore, effective October 1, 2024, the Company began accounting for its Nigerian entity as a foreign entity operating in a country with a highly inflationary economy. Upon making the change in functional currency, the translated amounts for non-monetary assets and liabilities as of September 30, 2024 became the accounting basis for those balances. Translation adjustments for periods prior to October 1, 2024 will remain in equity. Going forward, monetary assets and liabilities denominated in the Nigerian naira are remeasured into U.S. dollars each reporting period, with remeasurement gains and losses recognized in other, net in the Company’s consolidated statements of operations.
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
In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The purpose of ASU 2023-09 is to enhance the transparency and decision usefulness of income tax disclosures to investors and other allocators of capital. The objectives of the amendment is to provide information to better assess how an entity’s operations and related tax risk and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The Company adopted this ASU on a prospective basis beginning with this Annual Report on Form 10-K. See Note 12 — Income Taxes in this Annual Report on Form 10-K for the added disclosures.
Note 2. PROPERTY AND EQUIPMENT
The following table presents details on the major classes of property and equipment as of (in thousands):

	December 31,
	2025	2024
Aircraft	$1,037,119	$821,985
Land and buildings	190,021	173,828
Other property and equipment	122,829	109,708
Construction-in-progress	144,587	244,181
Property and equipment, at cost	$1,494,556	$1,349,702
Less: accumulated depreciation	(341,888)	(273,481)
Property and equipment, net	$1,152,668	$1,076,221
During the years ended December 31, 2025, 2024 and 2023, the Company recognized depreciation expense of $61.0 million, $59.0 million and $61.9 million, respectively.
Note 3. REVENUES
Revenue Recognition
The Company’s customers are primarily major integrated, national and independent offshore energy companies and government agencies. Revenues are generally recognized when the Company satisfies its performance obligations by providing aviation services to its customers in exchange for consideration. The Company disaggregates its revenues by operating segment.
Revenues by Segment. Revenues earned by each segment for the periods reflected in the table below were as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Offshore Energy Services	$990,480	$966,064	$852,956
Government Services	379,437	329,654	337,280
Other Services	120,595	119,773	107,193
Total revenues	$1,490,512	$1,415,491	$1,297,429

Deferred revenues are primarily generated by advanced payments from offshore energy companies and government agencies and fixed wing services where customers pay for tickets in advance of receiving the Company’s service. The Company’s current deferred revenues are recorded under current liabilities, and the Company’s long-term deferred revenues are recorded in other liabilities and deferred credits on the consolidated balance sheets.
The Company’s deferred revenues were as follows (in thousands):

	December 31, 2025	December 31, 2024
Short-term	$22,440	$15,186
Long-term	31,503	8,385
Total deferred revenues	$53,943	$23,571
During the years ended December 31, 2025 and 2024, revenues recognized that had previously been deferred were $10.1 million and $13.9 million, respectively. The Company’s short-term deferred revenues balance as of December 31, 2025, is expected to be recognized as revenues in the next twelve months. As of December 31, 2025, the Company anticipates recognizing long-term deferred revenues of approximately $11.2 million in 2027, $5.9 million in 2028, $2.6 million in 2029, $2.6 million in 2030 and $9.2 million thereafter.
Note 4. VARIABLE INTEREST ENTITIES AND OTHER INVESTMENTS IN SIGNIFICANT AFFILIATES
A variable interest entity (“VIE”) is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. If the Company determines that it has operating power and the obligation to absorb losses or receive benefits, it will consolidate the VIE as the primary beneficiary. If not, the Company will not consolidate the VIE. This determination for U.S. GAAP purposes does not replace or substitute the control determination for any of our consolidated VIEs which is required to be conducted pursuant to the jurisdictional requirements where the VIE is incorporated.
As of December 31, 2025, the Company had interests in seven VIEs of which the Company was the primary beneficiary. The Company determined it was the primary beneficiary based on the VIE model under the FASB Accounting Standards Codification (“ASC”) Topic 810 - Consolidation, as it has the power to direct the most significant activities impacting the economic performance of each of the seven VIEs. For example, Bristow has the ability to determine how capital is deployed through the provision of assets and loan agreements that provide funding, the timing and terms of payments and other transactions between these entities and Bristow as well as financial operating decisions, asset maintenance cycles, and decisions on leases for each VIE. Additionally, through its equity ownership of each of the VIEs, the Company has the obligation to absorb the losses of each VIE and the right to receive residual returns for each of the VIEs, in each case that could potentially be significant to the applicable VIE. The Company had no interests in VIEs of which the Company was not the primary beneficiary.
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
Bristow Aviation Holdings Limited (“Bristow Aviation”) — The Company owns common and preferred shares in Bristow Aviation. Bristow Aviation is incorporated in England and, through its subsidiaries, holds all the outstanding shares in BHL. As of December 31, 2025, the Company and Impigra (as defined below) held approximately 49% and 51%, respectively, of Bristow Aviation voting shares. A number of the subsidiaries of Bristow Aviation provide aviation services to customers primarily in Australia, Nigeria, Norway, Trinidad and Tobago and the UK. Bristow Aviation’s subsidiaries include BNAS, BHNL, PAAN and YII Energy (as defined below), and it eliminates all transactions among and between these VIEs when presenting consolidated financial statements.
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
Impigra Aviation Holdings Limited (“Impigra”) — Impigra is a British company owned 100% by UK Bristow employees and holds approximately 51% of the voting shares of Bristow Aviation. The assets and liabilities of Impigra consist primarily of intercompany balances, including loans, which are eliminated in consolidation.
Pan African Airlines (Nigeria) Limited (“PAAN”) — PAAN is a joint venture in Nigeria with local partners in which the Company owns an interest of 56.55%. PAAN provides industrial aviation services to customers in Nigeria.
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

	December 31,
	2025	2024
Total assets	$1,574,191	$1,362,223
Total liabilities(1)	$1,251,501	$5,730,561
____________________
(1)Includes Bristow Aviation subordinated unsecured loan stock (debt) bearing interest at an annual rate of 13.5% and payable semi-annually to the Company that is not eliminated at the Bristow Aviation and subsidiaries summarized financial information level, but is eliminated in consolidation at the Bristow Group Inc. level. Payment of interest on such debt has been deferred since its incurrence in 1996 at an annual rate of 13.5% and aggregated $4.6 billion as of December 31, 2024. During the year ended December 31, 2025, the Company wrote off $5.3 billion of accrued interest related to this note. All significant inter-company accounts and transactions are eliminated in consolidation and have no impact to the consolidated financial statements presented herein.
Other Significant Affiliates — Unconsolidated
The Company evaluates its unconsolidated affiliates for indicators of impairment in light of current market conditions. Changes in market conditions or contractual relationships in future periods could result in the identification of additional other-than-temporary impairment.
Cougar — The Company owns a 25% voting interest and a 40% economic interest in Cougar Helicopters Inc. (“Cougar”), an aviation services provider in Canada. Cougar’s operations are primarily focused on serving the offshore energy industry off Canada’s Atlantic coast and in the Arctic. Cougar is accounted for as an equity method investment. The Company records its share of Cougar’s financial results in earnings from unconsolidated affiliates on the consolidated statement of operations. Additionally, the Company recognizes revenues related to aircraft and facilities that it leases to Cougar and revenues associated with a Maintenance Services and Support Agreement (the “MSSA”). As of December 31, 2025 and 2024, the investment in Cougar totaled $6.6 million and $5.2 million and is included on the consolidated balance sheets in investment in unconsolidated affiliates. During the years ended December 31, 2025, 2024, and 2023, the Company recognized $1.4 million, $3.7 million and $6.8 million, respectively, related to its share of Cougar’s financial results.
PAS — The Company has a 25% economic interest in Petroleum Air Services (“PAS”), an Egyptian corporation that provides helicopter and fixed wing transportation to the offshore energy industry and other general aviation services in Egypt. PAS is accounted for as a cost method investment. As of December 31, 2025 and 2024, the investment in PAS totaled $17.0 million and is included on the consolidated balance sheets in investment in unconsolidated affiliates. During the years ended December 31, 2025, 2024, and 2023 dividends received were $1.8 million, $0.4 million, and $0.3 million respectively.
Note 5. RELATED PARTY TRANSACTIONS
The Company owns a 25% voting interest and a 40% economic interest in Cougar, an aviation services provider in Canada. The remaining 75% voting interest and 60% economic interest in Cougar are owned by VIH Aviation Group Ltd. (“VIH”). Due to common ownership of Cougar, the Company considers both Cougar and VIH as related parties. The Company and VIH lease certain aircraft and facilities and from time to time purchase inventory from one another.
Revenues from and payments to related parties for the periods reflected in the table below were as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Revenues from related parties	$29,027	$30,895	$31,924
Payments to related parties	$5,516	$10,021	$5,253
As of December 31, 2025 and 2024, receivables from related parties included in accounts receivable, net on the consolidated balance sheets were $1.3 million and $1.1 million, respectively.
Note 6. DEBT
Debt as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31,
	2025	2024
6.875% Senior Notes	$397,031	$395,610
UKSAR Debt	160,635	200,273
IRCG Debt	113,788	93,900
Total debt	671,454	689,783
Less short-term borrowings and current maturities of long-term debt	(27,943)	(18,614)
Total long-term debt	$643,511	$671,169
6.875% Senior Notes — In February 2021, the Company issued $400.0 million aggregate principal amount of its 6.875% senior secured notes due March 2028 (the “6.875% Senior Notes”) and received net proceeds of $395.0 million. As of December 31, 2025 the 6.875% Senior Notes were fully and unconditionally guaranteed as to payment by a number of subsidiaries. Interest on the 6.875% Senior Notes was payable semi-annually in arrears on March 1st and September 1st of each year. The 6.875% Senior Notes could be redeemed at any time and from time to time, with sufficient notice and at the applicable redemption prices set forth in the indenture governing the 6.875% Senior Notes, inclusive of any accrued and unpaid interest leading up to the redemption date. The indenture governing the 6.875% Senior Notes contained covenants that restricted the Company’s ability to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem the Company’s capital stock, prepay, redeem or repurchase certain debt, make loans and investments, sell assets, incur liens, enter into transactions with affiliates, enter into agreements restricting its subsidiaries’ ability to pay dividends, and consolidate, merge or sell all or substantially all of its assets. In addition, upon a specified change of control trigger event, the Company was required to make an offer to repurchase each noteholder’s notes at an offer price of 101% of the aggregate principal amount, plus accrued and unpaid interest.
During each of the years ended December 31, 2025, 2024, and 2023, the Company made interest payments of $27.5 million. As of December 31, 2025 and 2024, the Company had $3.0 million and $4.4 million, respectively, of unamortized deferred financing fees associated with the 6.875% Senior Notes.
In January 2026, the Company closed a private offering of $500 million aggregate principal amount of 6.750% Senior Secured Notes due January 2033 (“6.750% Senior Notes”), which were issued at par and bear interest payable semiannually. The 6.750% Senior Notes are fully and unconditionally guaranteed on a senior secured basis by certain existing material domestic and foreign subsidiaries and secured by first‑priority liens, subject to limited exceptions, on substantially all of the Company’s and the subsidiary guarantors’ tangible and intangible assets, including certain pledged aircraft. The Company used a portion of the net proceeds to irrevocably deposit funds with the trustee under the indenture governing its 6.875% Senior Secured Notes due 2028 in an amount sufficient to redeem 6.875% Senior Secured Notes in full on March 1, 2026, resulting in the satisfaction and discharge of the indenture governing the 6.875% Senior Secured Notes upon deposit, with the remaining net proceeds to be used for general corporate purposes.
UKSAR Debt — In January 2023, the Company entered into two thirteen-year secured equipment financings for an aggregate amount up to £145 million with National Westminster Bank Plc as arranger, agent and security trustee (“UKSAR Debt”) and subsequently entered into a new twelve-year secured equipment financing to upsize the UKSAR Debt by an aggregate principal amount of up to £55 million. The net proceeds from the financings of aggregate amount up to £200 million were used to refinance a previous equipment financing and to provide additional financing support to the Company’s capital commitments related to the Second Generation UK Search and Rescue (“UKSAR2G”) contract. The credit facilities bear interest at a rate equal to Sterling Overnight Index Average (“SONIA”) plus 2.75% per annum and have approximately thirteen-year terms with repayment due in quarterly installments. The Company’s obligations under the UKSAR Debt are secured by 14 Search and Rescue (“SAR”) helicopters.
During the years ended December 31, 2025, 2024, and 2023, the Company made principal payments of $57.8 million, $15.4 million and $13.0 million, respectively, related to its UKSAR Debt. Included in the 2025 principal payments were $40.1 million (£29.6 million) voluntary prepayments. During the years ended December 31, 2025, 2024, and 2023, the Company made interest payments of $14.2 million, $14.3 million and $11.4 million, respectively. As of December 31, 2025 and 2024, the Company had unamortized deferred financing fees associated with the UKSAR Debt of $6.6 million and $9.1 million, respectively.
IRCG Debt — In June 2024, the Company entered into a long-term equipment financing for an aggregate amount of up to €100.0 million with National Westminster Bank Plc as the original lender and UK Export Finance guaranteeing 80% of the facility (“IRCG Debt”), of which $5.8 million (€5.6 million) was drawn under this facility during the year ended December 31, 2025. The financing was used, among other items, to support the Company’s acquisition of five new AW189 SAR configured aircraft to provide SAR services to the Irish Coast Guard (“IRCG”) under a contract with the Irish Department of Transport. The credit facility has an availability period of up to two years followed by a five-year term. The IRCG Debt bears interest at a rate equal to the Euro Interbank Offered Rate plus 1.95% per annum with repayments due in semi-annual installments. The first principal payment due under this facility is in June 2026.
During the years ended December 31, 2025 and 2024, the Company made interest payments of $5.1 million and $1.5 million, respectively. As of December 31, 2025 and 2024, the Company had unamortized deferred financing fees associated with the IRCG Debt of $2.5 million and $2.8 million, respectively.
ABL Facility — The Company’s asset-backed revolving credit facility (the “ABL Facility”) provides that amounts borrowed under the ABL Facility (i) are secured by certain accounts receivable owing to the borrower subsidiaries and the deposit accounts into which payments on such accounts receivable are deposited, and (ii) are fully and unconditionally guaranteed as to payment by the Company, as a parent guarantor, and each of the borrower subsidiaries. As of December 31, 2025, the ABL Facility provided for commitments in an aggregate amount of $85.0 million with the ability to increase the total commitments up to a maximum aggregate amount of $120.0 million, subject to the terms and conditions therein.
As of December 31, 2025 and 2024, there were no outstanding borrowings under the ABL Facility nor had the Company made any draws during the year ended December 31, 2025. Letters of credit issued under the ABL

Facility in the aggregate face amount of $9.4 million and $8.1 million were outstanding on December 31, 2025 and 2024.
In January 2026, the Company entered into an amendment and restatement of the ABL Facility. The amendment, among other things, extends the maturity of the ABL Facility to 2031 (subject to certain provisions), reduces the total commitments under the ABL Facility from $85 million to $70 million and includes the ability to increase the total commitments up to a maximum aggregate amount of $105 million. The amendment provides that amounts borrowed under the ABL Facility (i) are secured by certain accounts receivable owing to the borrower and grantor subsidiaries and the deposit accounts into which payments on such accounts receivable are deposited, and (ii) are fully and unconditionally guaranteed as to payment by the Company, as a parent guarantor, and each of BHL, Bristow LLC and Bristow Ireland Limited.
The Company’s scheduled principal long-term maturities as of December 31, 2025, which excludes unamortized deferred financing fees of $12.1 million, were as follows (in thousands):

Total Due
2026	$27,943
2027	27,943
2028	427,943
2029	27,943
2030	27,943
Thereafter	143,798
$683,513
The Company’s pro forma scheduled principal long-term maturities after considering the new 6.750% Senior Notes and excluding unamortized deferred financing fees, are as follows (in thousands):

Total Due
2026	$27,943
2027	27,943
2028	27,943
2029	27,943
2030	27,943
Thereafter	643,798
$783,513
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

The carrying and fair values of the Company’s debt were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
December 31, 2025
LIABILITIES
6.875% Senior Notes(1)	$397,031	$—	$409,884	$—
UKSAR Debt(2)	160,635	—	159,222	—
IRCG Debt(3)	113,788	—	114,699	—
	$671,454	$—	$683,805	$—
December 31, 2024
LIABILITIES
6.875% Senior Notes(1)	$395,610	$—	$397,872	$—
UKSAR Debt(2)	200,273	—	205,545	—
IRCG Debt(3)	93,900	—	95,912	—
	$689,783	$—	$699,329	$—
_________________
(1)As of December 31, 2025 and 2024, the carrying values of unamortized deferred financing fees related to the 6.875% Senior Notes were $3.0 million and $4.4 million, respectively.
(2)As of December 31, 2025 and 2024, the carrying values of unamortized deferred financing fees related to the UKAR Debt were $6.6 million and $9.1 million, respectively.
(3)As of December 31, 2025 and 2024, the carrying values of unamortized deferred financing fees related to the IRCG Debt were $2.5 million and $2.8 million, respectively.
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
These foreign exchange hedge contracts, carried at fair value, have maturities of up to approximately 6 months. As of December 31, 2025 and 2024, total notional amounts of outstanding cash flow hedges were $24.1 million and $82.2 million, respectively. As of December 31, 2025, the estimated net amounts of losses expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months is $0.2 million. For the years ended December 31, 2025, 2024 and 2023, there were no net gains or losses recognized in earnings relating to hedges of forecasted transactions that did not occur.
The Company’s derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. The fair value of the Company’s derivatives is based on valuation methods which project future cash flows and discount the future amounts to present value using market-based observable inputs, including interest rate curves and foreign currency rates.

The fair value of derivative instruments on our Consolidated Balance Sheets as of December 31, 2025 and 2024 were as follows, presented on a gross basis (in thousands):

	December 31,
	2025		2024
	Fair Value Asset Derivatives	Fair Value Liability Derivatives	Fair Value Asset Derivatives	Fair Value Liability Derivatives
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	$6	$201	$1,351	$1,871
Note 9. COMMITMENTS AND CONTINGENCIES
Capital Commitments - Fleet
The Company’s unfunded capital commitments as of December 31, 2025, consisted primarily of agreements to purchase helicopters and totaled $104.4 million, payable beginning in 2026.
Included in these commitments are orders to purchase seven AW189 heavy helicopters, scheduled to be delivered in 2026, and deposits for preferred aircraft delivery slots on five EL9 aircraft scheduled for delivery between 2029 and 2030 (subject to aircraft certification). In addition, the Company has outstanding options to purchase up to ten additional AW189 helicopters and nine additional H135 helicopters. If these options are exercised, the AW189 helicopters and the H135 helicopters would be scheduled for delivery between 2027 and 2028. The Company may, from time to time, purchase aircraft for which it has no orders. Orders to purchase electric vertical takeoff and landing and short takeoff and landing aircraft, collectively known as Advanced Air Mobility (“AAM”) aircraft are subject to, among other things, deadlines for regulatory certification of such aircraft and minimum performance requirements, and failure to satisfy such deadlines or requirements would allow such orders to be terminated by the Company without further liability and require the applicable manufacturer to refund certain deposits to the Company. In addition, the Company has outstanding options for several AAM aircraft models with various OEMs that do not involve financial commitments at this time.
General Litigation and Disputes
The Company operates in jurisdictions internationally where it is subject to risks that include government action to obtain additional tax revenues. In a number of these jurisdictions, political unrest, the lack of well-developed legal systems and legislation that is not clear enough in its wording to determine the ultimate application, can make it difficult to determine whether legislation may impact the Company’s earnings until such time as a clear court or other ruling exists. The Company operates in jurisdictions currently where amounts may be due to governmental bodies for which the Company is not currently recording liabilities for as it is unclear how broad or narrow legislation may ultimately be interpreted. The Company believes that payment of amounts in these instances is not probable at this time, but is reasonably possible.
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
Note 10. LEASES
The Company leases aircraft, land, hangars, buildings, equipment and other assets under operating lease agreements.
The majority of the bases from which the Company operates are leased with remaining terms between one and 53 years. The Company’s lease agreements range from month-to-month to non-cancelable and generally provide for fixed monthly rent payments. The Company also generally pays for insurance, taxes and maintenance expenses associated with these leases which is excluded from its lease liability and recognized as incurred.

Operating leases for the periods reflected in the table below were as follows (in thousands, except years and percentages):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash paid for operating leases	$114,772	$109,244	$106,408
ROU assets obtained in exchange for lease obligations	$72,813	$73,290	$135,650
Weighted average remaining lease term	5 years	4 years	5 years
Weighted average discount rate	6.73%	6.58%	6.38%
The Company’s leases for aircraft range up to base terms of 180 months with renewal options of up to 60 months. The leases contain terms customary in transactions of this type, including provisions that allow the lessor to repossess the aircraft and require the Company to pay a stipulated amount if the Company defaults on its obligations under the agreements.
Rent expense for the periods reflected in the table below were as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Rent expense under all operating leases	$109,688	$107,356	$102,729
Rent expense under operating leases for aircraft	$86,546	$86,581	$80,889
As of December 31, 2025, aggregate future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year, including leases for aircraft, are as follows (in thousands):

	Aircraft	Other	Total
Year Ended December 31,
2026	$79,087	$11,253	$90,340
2027	60,835	8,017	68,852
2028	44,542	6,650	51,192
2029	25,880	4,410	30,290
2030	18,744	1,945	20,689
Thereafter	52,720	8,969	61,689
	$281,808	$41,244	$323,052

Note 11. INTANGIBLES
The Company’s intangible assets are reflected on the consolidated balance sheets in other long-term assets and are primarily related to SAR customer contracts under UK operations (including intangible assets for both UKSAR and the Falkland Islands) and PBH maintenance agreements. Amortization expense of SAR customer contracts is included in depreciation and amortization expense on the consolidated statements of operations. Amortization expenses on PBH intangible assets is included in repairs and maintenance expense under operating expenses on the consolidated statement of operations.
Intangible assets by type for the periods reflected below were as follows (in thousands):

	SAR customer contracts	PBH	Total
	Gross Carrying Amount
December 31, 2023	$64,845	$85,990	$150,835
Translation	(303)	(57)	(360)
December 31, 2024	$64,542	$85,933	$150,475
Write-offs	(2,724)	(82,557)	(85,281)
Translation	1,179	436	1,615
December 31, 2025	$62,997	$3,812	$66,809

	Accumulated Amortization
December 31, 2023	$(36,971)	$(65,421)	$(102,392)
Amortization expense	(9,259)	(9,882)	(19,141)
December 31, 2024	$(46,230)	$(75,303)	$(121,533)
Amortization expense	(9,199)	(8,734)	(17,933)
Write offs	2,724	82,557	85,281
December 31, 2025	$(52,705)	$(1,480)	$(54,185)

Net intangible assets as of December 31, 2025	$10,292	$2,332	$12,624

Weighted average remaining contractual life, in years	1.2	10.8	3.0
Future amortization expense of intangible assets for periods ended December 31, is as follows (in thousands):

	SAR customer contracts	PBH	Total
2026	$9,248	$259	$9,507
2027	836	259	1,095
2028	208	259	467
2029	—	238	238
2030	—	231	231
Thereafter	—	1,086	1,086
	$10,292	$2,332	$12,624

Note 12. INCOME TAXES
The Company recognizes deferred tax assets or liabilities for the differences between the financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the asset is expected to be recovered or the liability is expected to be settled.
The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Foreign tax credits	$6,004	$6,275
Net operating losses	116,539	137,902
Pension liability	—	41
Interest expense limitation	65,108	53,572
Accrued expenses not currently deductible	24	12,682
Lease liabilities	80,506	87,778
Other	5,727	7,660
Foreign currency adjustments	11,974	—
Gross deferred tax assets	285,882	305,910
Valuation allowance	(97,766)	(139,272)
Total deferred tax assets	$188,116	$166,638
Deferred tax liabilities:
Property and equipment	$(97,338)	$(92,505)
Accrued pension liability	(2,897)	—
Inventories	(925)	(976)
Investment in foreign subsidiaries and unconsolidated affiliates	(1,215)	(2,764)
Right-of-use lease asset	(80,576)	(87,826)
Intangibles	(9,199)	(13,838)
Other	354	17,692
Total deferred tax liabilities	$(191,796)	$(180,217)
Net deferred tax liabilities	$(3,680)	$(13,579)
As of December 31, 2025, the Company had deferred tax assets of $42.9 million recorded in other assets on the consolidated balance sheets.
For U.S. income taxes, companies may use foreign tax credits to offset the income taxes due on income earned from foreign sources. The foreign tax credits claimed for a particular taxable year may be limited. Foreign tax credits may be carried back one year and forward ten years. As of December 31, 2025, the Company had $6.0 million of excess foreign tax credits, all of which will expire in 2026 and beyond.
As of December 31, 2025, the Company had $10.5 million of net operating loss carryforwards in the U.S. In addition, the Company has net operating losses in certain states totaling $558.7 million, which will begin to expire in 2026. The following table shows the expiration of such loss carryforwards (in thousands, except dates):

	December 31, 2025	Expiration
Foreign tax credit carryforwards	$6,004	2028-2032
Foreign net operating loss carryforwards	$390,102	Indefinite
State net operating loss carryforwards	$101,524	Indefinite
State net operating loss carryforwards	$457,205	2026-2042
Section 163j interest expense	$275,998	Indefinite
The Company estimates the likelihood of the recoverability of its deferred tax assets. Any valuation allowance recorded is based on estimates and assumptions of taxable income in future periods and a determination is made of the magnitude of deferred tax assets which are more likely than not to be realized. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets and its effective tax rate may increase which could result in a material adverse impact on the Company’s financial position and results of operations. Valuation allowances continue to be applied against certain deferred income tax assets where the Company has assessed that the realization of such assets does not meet the “more likely than not” criteria. Total valuation allowances against net deferred tax assets were $97.8 million and $139.3 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025, valuation allowances were $34.6 million for foreign operating loss carryforwards, $8.9 million for state operating loss carryforwards, $36.8 million for interest expense limitation carryforwards, $3.1 million for foreign tax credits and $1.0 million for capital loss carryforwards. As of December 31, 2024, valuation allowances were $62.3 million for foreign operating loss carryforwards, $26.1 million for state operating loss carryforwards, $28.2 million for interest expense limitation carryforwards and $3.2 million for foreign tax credits and $1.0 million for capital loss carryforwards.
The Company recorded $1.5 million of deferred taxes related to the change in estimated UK pension liabilities. This amount is reflected in other comprehensive income. During the year ended December 31, 2025, the Company utilized $31.0 million of net operating losses in various foreign jurisdictions and released through continuing operations an offsetting valuation allowance previously recorded against the net operating losses.
In July 2025, a new tax bill referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S. As part of the new tax law, the OBBBA extends key elements of the previous Tax Cuts and Jobs Act enacted on December 22, 2017, including the 21% U.S. Federal statutory tax rate, business interest expense deduction limits, 100% bonus depreciation, domestic research cost expensing, and various expiring international provisions, with certain modifications. Pursuant to ASC 740 - Income Taxes, changes in tax rates and tax law are required to be recognized in the period in which the legislation is enacted. The Company has completed its evaluation of the impact of this legislation and has determined that the OBBBA did not have a material impact on its 2025 financial statements.
The components of income (loss) before income taxes for the periods reflected in the table below were as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Domestic	$45,739	$21,188	$(39,130)
Foreign	105,497	80,875	57,142
Income (loss) before income taxes	$151,236	$102,063	$18,012
The components of income tax expense for the periods reflected in the table below were as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Current:
Domestic	$4,776	$12,839	$10,347
Foreign	27,051	14,314	13,916
	$31,827	$27,153	$24,263
Deferred:
Domestic	$10,464	$(14,519)	$(2,568)
Foreign	(20,482)	(5,441)	3,237
	$(10,018)	$(19,960)	$669
Income tax expense	$21,809	$7,193	$24,932

The following table reflects information on the provision of income taxes and rate reconciliations in accordance with ASU 2023-09:

Category	Year Ended December 31, 2025	Effective Tax Rate
Federal statutory tax rate	31,760	21.0%
State and local income taxes, net of federal income tax effect (1)	1,997	1.3%
Foreign tax effects:
Australia
Nontaxable or nondeductible items	(2,455)	(1.6)%
Gain on sale of investment	2,541	1.7%
Valuation allowances	(27,110)	(17.9)%
Cayman Islands
Tax rate differential	(3,212)	(2.1)%
Ireland
Other	(767)	(0.5)%
Tax rate differential	2,481	1.6%
Netherlands
Transfer pricing	(3,221)	(2.1)%
Other	573	0.4%
Nigeria
Other	3,199	2.1%
Tax credits	(3,248)	(2.1)%
Tax rate differential	4,068	2.6%
Withholding tax	2,326	1.5%
Panama
Other	(161)	(0.1)%
Tax exempt interest	(134,385)	(88.9)%
Tax rate differential	21,572	14.3%
Trinidad and Tobago
Other	168	0.1%
Tax rate differential	2,132	1.4%
United Kingdom (England, Northern Ireland, Scotland, and Wales)
Gain on sale of investment	2,260	1.5%
Other	1,221	0.8%
Pillar two top up tax	1,715	1.1%
Tax credits	(2,640)	(1.7)%
Tax exempt interest	134,280	88.8%
Tax rate differential	(20,285)	(13.4)%
Other jurisdictions	2,201	1.5%
Effect of cross-border tax laws
Forgone foreign tax credit	3,265	2.2%
Other	711	0.5%
Valuation allowances	(1,735)	(1.2)%
Nontaxable or nondeductible Items	3,236	2.1%
Other adjustments	(676)	(0.5)%
Total	21,809	14.4%
(1)For the year ended December 31, 2025, state and local income taxes are primarily related to the state of Louisiana.

Below is a reconciliation of the statutory federal income tax expense and the Company’s total tax expense for years ended December 31, 2023 and 2024:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Statutory rate	21.0%	21.0%
Net foreign tax on non-U.S. earnings	0.9%	15.5%
Foreign earnings double tax relief	(8.0)%	(9.5)%
Foreign earnings indefinitely reinvested abroad	—%	(3.4)%
Change in valuation allowance	(3.5)%	(23.6)%
Foreign earnings that are currently taxed in the U.S.	—%	7.4%
Changes in prior year estimates	(0.3)%	—%
Impact of U.S. withholding tax	10.6%	2.2%
Impact of tax rate changes	2.9%	2.6%
Foreign tax credits	12.9%	76.5%
Deferred gains	(3.1)%	7.9%
GILTI income	0.9%	19.8%
Other, net	(27.2)%	22.0%
Effective tax rate	7.1%	138.4%
The Company is domiciled in the U.S. and is a U.S. tax resident. Its subsidiaries conduct operations and earn income in numerous countries and are subject to the laws of taxing jurisdictions within those countries. During the year ended December 31, 2025, the Company recorded a total income tax provision of $21.8 million on pre-tax income of $151.2 million, resulting in an effective tax rate of 14.4%. The effective tax rate for 2025 was primarily impacted by our geographic mix of earnings and changes of valuation allowances on some of our deferred tax assets, mainly attributable to Australia.

For the year ended December 31, 2025, the Company did not experience any expiration of foreign tax credits. The Company remains focused on reviewing and implementing tax strategies that enhance the effective use of foreign tax credits while seeking to prevent potential expirations.
The Company’s 2024 consolidated effective income tax rate includes other, net discrete tax benefits of 18.4% from currency translation adjustments, a release of an unrecognized tax benefit of 4.0% due to the expiration of the statute of limitation on uncertain tax positions in foreign jurisdictions and a 7.8% tax benefit associated with adjustments to deferred tax balances.
The Company’s 2023 consolidated effective income tax rate includes $15.6 million of expired foreign tax credits in the U.S. due to the 10-year carryforward limitation. However, there was a corresponding valuation allowance released, which fully offset the impact of the effective income tax rate in the change in valuation allowances. The Company’s 2023 consolidated effective income tax rate includes other, net tax expense of 5.8% from imputed interest, UK disallowed interest of 8.6% and non-deductible expenses of 5.3%.
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

The following table summarizes the years open by jurisdiction as of December 31, 2025:

Years Open
U.S.	2022 to present
UK	2024 to present
Nigeria	2015 to present
Guyana	2015 to present
Trinidad	2019 to present
Australia	2021 to present
Norway	2020 to present
Brazil	2021 to present
During the year ended December 31, 2025, no adjustments were made to estimates for uncertain tax positions based upon changes in facts and circumstances. As of December 31, 2025 and 2024, the Company had $0.1 million and $0.1 million, of unrecognized tax benefits, respectively, which would not have a material impact on its effective tax rate, if recognized.
The activity associated with unrecognized tax benefit for the periods reflected in the table below was follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Unrecognized tax benefits – beginning of period	$100	$4,173	$4,067
Increases for tax positions taken in prior periods	—	—	106
Decrease related to statute of limitation expirations	—	(4,073)	—
Unrecognized tax benefits – end of period	$100	$100	$4,173
As of December 31, 2025, the Company had aggregated approximately $410.7 million in unremitted earnings generated by foreign subsidiaries. The Company expects to indefinitely reinvest these earnings and has not provided deferred taxes on these unremitted earnings. If the Company’s expectations were to change, withholding and other applicable taxes incurred upon repatriation, if any, are not expected to have a material impact on its results of operations.
The following table presents income taxes paid (net of refunds received) for the year ended December 31, 2025 (in thousands):

Jurisdiction	2025 Actual	% of Total
Nigeria	$8,613	32%
US	13,407	50%
Trinidad	1,946	7%
Falkland Islands	1,370	5%
Other	1,382	5%
Total	$26,718	100%
Note 13. SHARE-BASED COMPENSATION
In August 2021, the Company adopted the 2021 Equity Incentive Plan (as amended, the “LTIP”). The LTIP allows for awards to be granted in the form of stock options, stock appreciation rights, shares of restricted stock, other share-based awards (payable in cash or common stock) or performance awards, or any combination thereof, and may be made to outside directors, employees or consultants. As of December 31, 2025, 1,146,216 shares remained available to grant under the LTIP.

Restricted Stock Units — During the year ended December 31, 2025, the number of shares and the weighted average grant price of restricted stock unit transactions were as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested as of January 1, 2025:	1,553,989	$29.12
Granted	505,591	$35.53
Vested/released	(798,398)	$32.26
Cancelled/forfeited	(69,396)	$28.74
Non-vested outstanding as of December 31, 2025	1,191,786	$29.76
The weighted average grant date fair value of restricted stock units granted was $35.53, $26.93 and $24.35 during the years ended December 31, 2025, 2024 and 2023, respectively. The aggregate intrinsic value of the awards that vested and were released during the years ended December 31, 2025, 2024 and 2023 was $27.9 million, $13.1 million and $11.2 million, respectively. As of December 31, 2025, the Company had approximately $17.9 million in total unrecognized compensation costs associated with these awards, and the weighted average period over which it is expected to be recognized is 1.7 years.
Stock Options — During the year ended December 31, 2025, the number of stock options transactions and the weighted average grant price of stock options were as follows:

	Number of Shares	Weighted Average Grant Price	Weighted Average Exercise Price
Outstanding as of January 1, 2025:	337,678	$20.03	$20.27
Exercised/released	(238,844)	$18.82	$14.80
Expired	(20,132)	$21.19	$63.56
Outstanding as of December 31, 2025	78,702	$23.38	$25.77
Vested and exercisable	78,702	$23.38	$25.77
As of December 31, 2025, the Company had no unrecognized compensation costs associated with stock options. The weighted average remaining contractual term on the outstanding stock options is 4.1 years. As of December 31, 2025, the weighted average exercise price of the vested and exercisable stock options was $25.77 and had an aggregate intrinsic value of $0.9 million. The Company did not grant any stock options during the years ended December 31, 2025, 2024, and 2023.
Note 14. DEFINED CONTRIBUTION AND PENSION PLANS
Defined Contribution Plans
The Company offers an employee retirement savings plan that qualifies under Section 401(k) of the Internal Revenue Code for eligible employees in the U.S. and similar benefit plans for employees of our foreign subsidiaries, subject to local rules in each respective jurisdiction.
The Company’s contributions to its defined contribution plans were $33.6 million, $30.4 million and $28.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Defined Benefit Plans
The Defined Benefit Pension Plans were closed to future accrual as of February 1, 2004 and replaced by the defined contribution plans that are currently available for new hires. Prior to its replacement, the Defined Benefit Pension Plans covered employees of BHL and Bristow International Aviation (Guernsey) Limited (“BIAGL”) employed on or before December 31, 1997. The benefits for participants in the Defined Benefit Pension Plans were based on the employee’s annualized average last three years’ pensionable salaries up to February 1, 2004, increasing thereafter in line with price inflation, subject to maximum increases of 5% per year over the period to retirement. The benefits also receive increase post-retirement based on retail price inflation, subject to a maximum increase of 5% per year.
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

The following table shows the activity associated with the projected benefit obligation and the fair value of plan assets in addition to the defined benefit retirement plans’ funded status (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Change in benefit obligation:
Projected benefit obligation (PBO) at beginning of period	$323,745	$363,315	$367,609
Service cost	11	51	42
Interest cost	17,403	14,842	17,406
Actuarial loss (gain)	(29,947)	(23,922)	(17,939)
Benefit payments and expenses	(26,742)	(24,159)	(25,771)
Effect of exchange rate changes	23,947	(6,382)	21,968
Projected benefit obligation (PBO) at end of period	$308,417	$323,745	$363,315
Change in plan assets:
Fair value of assets at beginning of period	$328,505	$366,630	$347,520
Actual return on assets	(6,033)	(18,799)	9,836
Employer contributions	3,587	11,272	14,278
Benefit payments and expenses	(26,742)	(24,159)	(25,771)
Effect of exchange rate changes	24,300	(6,439)	20,767
Fair value of assets at end of period	$323,617	$328,505	$366,630
Reconciliation of funded status:
Accumulated benefit obligation (ABO)	$308,417	$323,745	$363,315
Projected benefit obligation (PBO)	$308,417	$323,745	$363,315
Fair value of assets	(323,617)	(328,505)	(366,630)
Net recognized pension liability (asset)	$(15,200)	$(4,760)	$(3,315)
Amounts recognized in accumulated other comprehensive loss	$(5,143)	$12,150	$(7,528)
The service cost component is reported in the Company’s consolidated statements of operations in general and administrative expenses. All other components of net periodic pension cost are reported in the other expenses, net. Details of the components of net periodic pension cost (benefit) for the periods reflected in the table below were as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Service cost for benefits earned during the period	$32	$72	$42
Interest cost on pension benefit obligation	17,403	14,842	17,406
Expected return on assets	(18,192)	(17,383)	(18,321)
Amortization of unrecognized losses	1,132	91	—
Net periodic pension cost (benefit)	$375	$(2,378)	$(873)

Actuarial assumptions used to develop the components of the Defined Benefit Pension Plans for the periods reflected in the table below were as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Discount rate	5.40%	4.50%	4.80%
Expected long-term rate of return on assets	5.32%	4.93%	5.02%
Pension increase rate	3.00%	3.00%	3.10%
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
The market value of the plan’s assets as of December 31, 2025 and 2024 was allocated between asset classes. Details of target allocation percentages under the Plan Trustee’s investment strategies as of the same dates are also included as follows:

	Target Allocation as of December 31,		Actual Allocation as of December 31,
Asset Category	2025	2024	2025	2024
Equity securities	11.3%	10.7%	15.3%	15.4%
Debt securities	61.3%	57.7%	56.0%	39.3%
Property	—%	—%	0.2%	0.9%
Other assets	27.4%	31.6%	28.5%	44.4%
Total	100.0%	100.0%	100.0%	100.0%
The following table summarizes, by level within the fair value hierarchy, the plan assets as of December 31, 2025, which are valued at fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2025
Cash and cash equivalents	$3,901	$—	$—	$3,901
Equity investments - UK	269	—	—	269
Equity investments - non-UK	2,421	—	—	2,421
Liquid credit	—	59,316	—	59,316
Alternative investments	—	40,486	—	40,486
Government debt securities	1,211	117,691	—	118,902
Corporate debt securities	3,094	—	—	3,094
Insurance policy	—	—	88,504	88,504
Total fair value investments	$10,896	$217,493	$88,504	$316,893
Net asset value(1)	—	—	—	6,724
Total investments	$10,896	$217,493	$88,504	$323,617
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
The Company expects to fund payments with cash contributions to the plans, plan assets and earnings on plan assets. As of December 31, 2025, the Company has no remaining estimated future benefit payments.
Note 15. STOCKHOLDERS’ EQUITY
Share Repurchase Program
In February 2025, the Board of Directors of the Company approved a $125.0 million share repurchase program. Purchases of the Company’s common stock under the share repurchase program may be made in the open market, including pursuant to a Rule 10b5-1 program, by block repurchases, in private transactions (including with related parties) or otherwise, from time to time, depending on market conditions. The share repurchase program has no expiration date and may be suspended or discontinued at any time without notice, subject to any changes in applicable law or regulations thereunder.
During the year ended December 31, 2025, we repurchased 123,966 shares of common stock in open market transactions for gross considerations of $4.0 million, representing an average cost per share of $32.43. As of December 31, 2025, $121.0 million remained available of the $125.0 million share purchase program authorized in February 2025.
Quarterly Dividend Program
The Company initiated a quarterly cash dividend program beginning in the first quarter of 2026. The declaration and payment of dividends will be subject at all times to the discretion of the Board, and the timing and amount of dividends will depend on the Company’s results of operations, financial condition, cash requirements, growth opportunities, restrictions in our financing arrangements and other factors that the Board may deem relevant.
On February 25, 2026, the Company declared a cash dividend of $0.125 per share of common stock, payable on March 26, 2026 to shareholders of record at the close of business on March 13, 2026.

Accumulated Other Comprehensive Loss
The following table shows the changes in balances for accumulated other comprehensive loss (in thousands):

	Currency Translation Adjustments	Pension Liability Adjustments(1)	Unrealized gain (loss) on cash flow hedges(2)	Total
Balance as of December 31, 2022	$(45,350)	$(40,090)	$1,383	$(84,057)

Other comprehensive income (loss) before reclassification	21,370	—	(84)	21,286
Reclassified from accumulated other comprehensive income	—	7,528	600	8,128
Net current period other comprehensive income	21,370	7,528	516	29,414
Foreign exchange rate impact	2,379	(2,379)	—	—
Balance as of December 31, 2023	$(21,601)	$(34,941)	$1,899	$(54,643)

Other comprehensive loss before reclassification	(27,689)	—	(3,640)	(31,329)
Reclassified from accumulated other comprehensive income	—	(12,150)	917	(11,233)
Income tax benefit	—	3,111	425	3,536
Net current period other comprehensive loss	(27,689)	(9,039)	(2,298)	(39,026)
Foreign exchange rate impact	(613)	613	—	—
Balance as of December 31, 2024	$(49,903)	$(43,367)	$(399)	$(93,669)

Other comprehensive income (loss) before reclassification	30,436	—	(744)	29,692
Reclassified from accumulated other comprehensive income	—	5,143	1,069	6,212
Income tax benefit	—	—	15	15
Net current period other comprehensive income	30,436	5,143	340	35,919
Foreign exchange rate impact	3,208	(3,208)	—	—
Balance as of December 31, 2025	$(16,259)	$(41,432)	$(59)	$(57,750)
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
The following table shows the computation of basic and diluted earnings (losses) per share (in thousands, except per share amounts):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Income (loss)
Net income (loss) attributable to Bristow Group Inc.	$129,074	$94,797	$(6,780)
Shares of common stock:
Weighted average shares of common stock outstanding – basic	28,864	28,515	28,139
Net effect of dilutive stock	1,020	1,037	—
Weighted average shares of common stock outstanding – diluted(1)	29,884	29,552	28,139

Earnings (losses) per common share - basic	$4.47	$3.32	$(0.24)
Earnings (losses) per common share - diluted	$4.32	$3.21	$(0.24)
______________________
(1)Excludes weighted average common shares of 64,131, 28,378, and 1,920,901 for the years ended December 31, 2025, 2024, 2023, respectively, for certain share awards, as the effect of their inclusion would have been antidilutive.
Note 17. SEGMENT AND GEOGRAPHIC AREA INFORMATION
The Company has three reportable segments: Offshore Energy Services, Government Services and Other Services. The Offshore Energy Services segment provides aviation services to, from and between offshore energy installations globally. The Government Services segment provides SAR and support helicopter services to government agencies globally. The Other Services segment is primarily comprised of fixed wing services, dry-leasing of aircraft to third-party operators and part sales. Corporate includes unallocated overhead costs that are not directly associated with the Company’s reportable segments and gains (losses) on disposal of assets. The Company’s Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), uses segment operating income, in addition to other measures, to assess segment performance and allocate resources.

Financial information by segment for the years ended December 31, 2025, 2024, and 2023 is summarized below (in thousands):

	Offshore Energy Services	Government Services	Other Services	Corporate	Consolidated
Year Ended December 31, 2025
Revenues	$990,480	$379,437	$120,595	$—	$1,490,512
Less:
Personnel	240,584	112,312	26,103	—	378,999
Repairs and maintenance	177,751	46,407	12,773	—	236,931
Insurance	15,019	8,485	1,396	—	24,900
Fuel	51,798	10,175	19,462	—	81,435
Leased-in equipment	61,468	38,538	6,601	—	106,607
Other segment costs	160,451	85,861	27,095	—	273,407
Total operating expenses	707,071	301,778	93,430	—	1,102,279
General and administrative expenses	93,059	41,354	7,030	32,678	174,121
Depreciation and amortization expense	27,946	31,227	10,321	775	70,269
Total costs and expenses	828,076	374,359	110,781	33,453	1,346,669
Gains on disposal of assets	—	—	—	11,785	11,785
Earnings from unconsolidated affiliates	3,178	—	—	—	3,178
Operating income (loss)	$165,582	$5,078	$9,814	$(21,668)	$158,806

	Offshore Energy Services	Government Services	Other	Corporate		Consolidated
Year Ended December 31, 2024
Revenues	$966,064	$329,654	$119,773	$—		$1,415,491
Less:
Personnel	218,811	97,256	24,493	—		340,560
Repairs and maintenance	211,791	48,893	12,600	—		273,284
Insurance	16,464	7,296	1,147	—		24,907
Fuel	58,318	9,072	19,556	—		86,946
Leased-in equipment	60,515	37,995	5,030	—		103,540
Other segment costs	144,741	43,392	24,748	—		212,881
Total operating expenses	710,640	243,904	87,574	—		1,042,118
General and administrative expenses	98,972	36,986	7,082	32,510		175,550
Depreciation and amortization expense	28,404	27,694	11,370	819		68,287
Total costs and expenses	838,016	308,584	106,026	33,329		1,285,955
Losses on disposal of assets	—	—	—	(1,045)		(1,045)
Earnings from unconsolidated affiliates	4,117	—	—	—		4,117
Operating income (loss)	$132,165	$21,070	$13,747	$(34,374)	$—	$132,608

	Offshore Energy Services	Government Services	Other	Corporate	Consolidated
Year Ended December 31, 2023
Revenues	$852,956	$337,280	$107,193	$—	$1,297,429
Less:
Personnel	210,138	90,498	23,045	—	323,681
Repairs and maintenance	191,699	49,859	12,358	—	253,916
Insurance	14,893	7,898	994	—	23,785
Fuel	63,823	10,446	17,230	—	91,499
Leased-in equipment	56,971	38,033	4,092	—	99,096
Other segment costs	139,529	41,765	17,132	—	198,426
Total operating expenses	677,053	238,499	74,851	—	990,403
General and administrative expenses	104,471	40,070	7,176	30,028	181,745
Merger and integration costs	2,201	—	—	—	2,201
Depreciation and amortization expense	30,783	29,101	9,768	954	70,606
Total costs and expenses	814,508	307,670	91,795	30,982	1,244,955
Gains on disposal of assets	—	—	—	1,112	1,112
Earnings from unconsolidated affiliates	7,165	—	—	—	7,165
Operating income (loss)	$45,613	$29,610	$15,398	$(29,870)	$60,751
Reconciliation of consolidated income (loss) before taxes for the periods reflected below were as follows:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Operating income (loss)
Offshore Energy Services	$165,582	$132,165	$45,613
Government Services	5,078	21,070	29,610
Other Services	9,814	13,747	15,398
Corporate	(21,668)	(34,374)	(29,870)
Total operating income	158,806	132,608	60,751
Interest income	9,354	8,901	8,646
Interest expense, net	(39,918)	(37,581)	(41,417)
Other, net	22,994	(1,865)	(9,968)
Total other income (expense), net	(7,570)	(30,545)	(42,739)
Income before income taxes	$151,236	$102,063	$18,012

Total depreciation and amortization expense by segment for the periods reflected below were as follows:

	Offshore Energy Services	Government Services	Other	Corporate	Consolidated
Year Ended December 31, 2025
Depreciation and amortization expense	$27,946	$31,227	$10,321	$775	$70,269
PBH amortization	9,249	1,907	241	—	11,397
Total depreciation and amortization expense	$37,195	$33,134	$10,562	$775	$81,666

Year Ended December 31, 2024
Depreciation and amortization expense	$28,404	$27,694	$11,370	$819	$68,287
PBH amortization	12,230	2,002	669	—	14,901
Total depreciation and amortization expense	$40,634	$29,696	$12,039	$819	$83,188

Year Ended December 31, 2023
Depreciation and amortization expense	$30,783	$29,101	$9,768	$954	$70,606
PBH amortization	12,377	1,940	663	—	14,980
Total depreciation and amortization expense	$43,160	$31,041	$10,431	$954	$85,586
Capital expenditures by segment for the periods reflected below were as follows:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Offshore Energy Services	$44,710	$57,501	$22,260
Government Services	87,905	189,311	50,119
Other Services	9,406	8,581	9,128
Total capital expenditures	$142,021	$255,393	$81,507
Segment assets consisting of property and equipment (excluding construction in progress), net of accumulated depreciation and ROU assets, are reflected below as of the periods indicated:

	December 31, 2025	December 31, 2024	December 31, 2023
Offshore Energy Services	$567,284	$596,687	$624,192
Government Services	620,820	433,721	427,317
Other Services	59,585	62,746	60,805
Total segment assets	$1,247,689	$1,093,154	$1,112,314
Corporate	2,058	3,156	4,071
Construction-in-progress	144,587	244,181	99,320
Total long-lived assets	$1,394,334	$1,340,491	$1,215,705
Major Customers
The percentage of the Company’s revenues derived from the following major customers for the periods reflected in the table below were as follows:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Customer A	18.9%	16.7%	18.5%
Customer B	12.4%	11.3%	8.8%
Customer C	5.1%	5.3%	5.6%
Total percentage of revenues	36.4%	33.3%	32.9%

During the years ended December 31, 2025, 2024 and 2023 revenues from Customer A were earned from Government Services, and revenues from Customer B and Customer C were earned from Offshore Energy Services.
Geographic Area Information
The Company attributes revenues to various countries based on the location where services are actually performed. Long-lived assets consist primarily of helicopters and fixed wing aircraft and are attributed to various countries based on the physical location of the asset at the end of the periods reflected in the table below. Information by geographic area were as follows (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Revenues:
UK	$412,022	$394,659	$436,419
Norway	276,302	270,862	240,793
U.S.	246,560	226,932	216,588
Nigeria	191,698	170,006	122,637
Other	363,930	353,032	280,992
Total revenues	$1,490,512	$1,415,491	$1,297,429

	December 31, 2025	December 31, 2024
Long-lived assets:
UK	$892,830	$687,315
Norway	131,332	156,698
U.S.	170,152	169,946
Other	200,020	326,532
Total long-lived assets	$1,394,334	$1,340,491