Form 10-Q
period 2026-03-31
Bristow Group Inc.
filed 2026-05-06
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	001-35701
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware		72-1455213
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

3151 Briarpark Drive, Suite 700
Houston,	Texas	77042
(Address of Principal Executive Offices)		(Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
The total number of shares of common stock (in thousands), par value $0.01 per share, outstanding as of May 1, 2026 was 29,606. The Registrant has no other class of common stock outstanding.

BRISTOW GROUP INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Total revenues	$388,705	$350,530
Costs and expenses:
Operating expenses
Personnel	103,569	87,311
Repairs and maintenance	68,569	61,315
Insurance	6,597	6,834
Fuel	20,146	18,875
Leased-in equipment	28,549	26,049
Other	66,107	56,801
Total operating expenses	293,537	257,185
General and administrative expenses	44,252	43,100
Depreciation and amortization expense	24,386	16,841
Total costs and expenses	362,175	317,126
Gains (losses) on disposal of assets	7,639	(558)
Earnings from unconsolidated affiliates	506	702
Operating income	34,675	33,548
Interest income	3,918	2,118
Interest expense, net	(13,816)	(9,490)
Loss on extinguishment of debt	(2,849)	—
Other, net	(5,353)	11,388
Total other income (expense), net	(18,100)	4,016
Income before income taxes	16,575	37,564
Income tax expense	(3,510)	(10,183)
Net income	13,065	27,381
Net loss (income) attributable to noncontrolling interests	41	(22)
Net income attributable to Bristow Group Inc.	$13,106	$27,359
Earnings per common share:
Basic	$0.45	$0.95
Diluted	$0.44	$0.92
Weighted average shares of common stock outstanding:
Basic	29,254	28,667
Diluted	30,062	29,867

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$13,065	$27,381
Other comprehensive income (loss):
Currency translation adjustments	(4,536)	12,447
Pension liability adjustment	811	(1,324)
Unrealized gains on cash flow hedges, net	279	470
Total other comprehensive income (loss), net of tax	(3,446)	11,593
Total comprehensive income	9,619	38,974
Net comprehensive loss (income) attributable to noncontrolling interests	41	(22)
Total comprehensive income attributable to Bristow Group Inc.	$9,660	$38,952

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$342,069	$286,208
Restricted cash	2,456	7,423
Accounts receivable, net of allowance of $180 and $181, respectively	261,463	217,102
Inventories	132,768	132,727
Prepaid expenses and other current assets	52,825	50,828
Total current assets	791,581	694,288
Property and equipment, net of accumulated depreciation of $357,181 and $341,888, respectively	1,147,582	1,152,668
Investment in unconsolidated affiliates	24,358	23,852
Right-of-use assets	245,478	241,666
Other assets	196,285	198,787
Total assets	$2,405,284	$2,311,261
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,342	$86,286
Accrued wages, benefits and related taxes	61,777	68,654
Income taxes payable and other accrued taxes	28,411	22,759
Deferred revenue	27,689	22,440
Accrued maintenance and repairs	39,409	28,793
Current portion of operating lease liabilities	74,488	77,038
Accrued interest and other accrued liabilities	27,921	31,317
Current maturities of long-term debt	27,404	27,943
Total current liabilities	367,441	365,230
Long-term debt, less current maturities	727,406	643,511
Other liabilities and deferred credits	33,749	31,782
Deferred taxes	47,110	46,571
Long-term operating lease liabilities	170,711	164,544
Total liabilities	1,346,417	1,251,638
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value, 110,000 authorized; 33,026 and 32,357 issued, respectively, and 29,606 and 29,177 outstanding, respectively	332	325
Additional paid-in capital	766,987	762,520
Retained earnings	451,024	441,739
Treasury stock, at cost; 3,420 and 3,180 shares, respectively	(98,157)	(87,129)
Accumulated other comprehensive loss	(61,196)	(57,750)
Total Bristow Group Inc. stockholders’ equity	1,058,990	1,059,705
Noncontrolling interests	(123)	(82)
Total stockholders’ equity	1,058,867	1,059,623
Total liabilities and stockholders’ equity	$2,405,284	$2,311,261

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited, in thousands)

	Total Bristow Group Inc. Stockholders’ Equity
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Stockholders’ Equity
December 31, 2025	$325	29,177	$762,520	$441,739	$(87,129)	$(57,750)	$(82)	$1,059,623
Share award amortization	7	645	3,948	—	—	—	—	3,955
Share repurchases	—	(240)	—	—	(11,028)	—	—	(11,028)
Exercise of stock options	—	24	519	—	—	—	—	519
Net income (loss)	—	—	—	13,106	—	—	(41)	13,065
Dividends declared on common stock ($0.125 per share)	—	—	—	(3,821)	—	—	—	(3,821)
Other comprehensive loss	—	—	—	—	—	(3,446)	—	(3,446)
March 31, 2026	$332	29,606	$766,987	$451,024	$(98,157)	$(61,196)	$(123)	$1,058,867

	Total Bristow Group Inc. Stockholders’ Equity
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Stockholders’ Equity
December 31, 2024	$315	28,628	$742,072	$312,765	$(69,776)	$(93,669)	$(435)	$891,272
Share award amortization	2	225	3,548	—	—	—	—	3,550
Share repurchases	—	(78)	—	—	(2,495)	—	—	(2,495)
Exercise of stock options	—	—	2	—	—	—	—	2
Net income	—	—	—	27,359	—	—	22	27,381
Other comprehensive income	—	—	—	—	—	11,593	—	11,593
March 31, 2025	$317	28,775	$745,622	$340,124	$(72,271)	$(82,076)	$(413)	$931,303

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$13,065	$27,381
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization expense	25,817	20,247
Losses (gains) on disposal of assets	(7,639)	558
Earnings from unconsolidated affiliates	(506)	(702)
Loss on extinguishment of debt	2,849	—
Deferred income taxes	1,349	2,341
Stock-based compensation expense	3,948	3,548
Amortization of deferred financing fees	897	954
Amortization of deferred contract costs	4,150	1,426
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(42,804)	(36,615)
Inventory, prepaid expenses and other assets	(9,654)	(25,877)
Accounts payable, accrued expenses and other liabilities	278	6,136
Net cash used in operating activities	(8,250)	(603)
Cash flows from investing activities:
Capital expenditures	(41,314)	(52,060)
Proceeds from asset dispositions	24,901	37
Net cash used in investing activities	(16,413)	(52,023)
Cash flows from financing activities:
Proceeds from borrowings	500,000	5,831
Debt issuance costs	(10,567)	(238)
Repayments of debt	(403,999)	(4,795)
Exercise of stock options	519	2
Purchase of treasury stock	(11,028)	(2,495)
Dividend payments	(3,701)	—
Net cash provided by (used in) financing activities	71,224	(1,695)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,333	(3,031)
Net increase (decrease) in cash, cash equivalents and restricted cash	50,894	(57,352)
Cash, cash equivalents and restricted cash at beginning of period	293,631	251,281
Cash, cash equivalents and restricted cash at end of period	$344,525	$193,929
Cash paid during the period for:
Interest	$16,375	$17,670
Income taxes, net	$3,516	$12,929

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
The condensed consolidated financial information for the three months ended March 31, 2026 and 2025, has been prepared by the Company in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information reporting on Quarterly Form 10-Q and Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from that which would appear in the annual consolidated financial statements. The condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Change in Estimate
During the three months ended March 31, 2026, the Company finalized its plans to retire a certain aircraft model, namely the S76D medium helicopters, from its fleet and transition to a newer model as part of its ongoing fleet management efforts. The decision was primarily driven by operational considerations, including availability of the new aircraft, repairs and maintenance coverage with the original equipment manufacturer and the ability to procure parts and inventory needed to support the existing fleet. The Company plans to complete this transition of models by early 2027. Due to the decision to retire certain aircraft earlier than originally expected, the Company revised the estimated useful life of this specific aircraft model to reflect a shorter useful life, which resulted in additional depreciation expense of $6.4 million during the three months ended March 31, 2026. The Company expects to recognize approximately $20.0 million of additional depreciation expense during the remainder of 2026 and approximately $4.0 million in 2027 as a result of this change in estimate. The planned retirement of the aircraft model discussed herein did not trigger an impairment of the Company’s long-lived assets for its respective asset group as of March 31, 2026.

Recent Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed within this Quarterly Report on Form 10-Q were assessed and determined as either not applicable or not material to the Company’s consolidated financial position or results of operations.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), requiring footnote disclosure about specific expenses by requiring public business entities to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes purchases of inventory, employee compensation, depreciation and intangible asset amortization. The tabular disclosure would also include certain other expenses, when applicable. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027 (as amended in the FASB update in January 2025 in ASU 2025-01). The Company is evaluating the potential impact of the adoption of this ASU on its consolidated financial statements.
Note 2. REVENUES
Revenue Recognition
The Company’s customers are primarily major integrated, national and independent offshore energy companies and government agencies. Revenues are generally recognized when the Company satisfies its performance obligations by providing aviation services to its customers in exchange for consideration. The Company disaggregates its revenues by operating segment.
Revenues by Segment. Revenues earned by each segment for the periods reflected in the table below were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Offshore Energy Services	$254,333	$239,785
Government Services	107,870	85,943
Other Services	26,502	24,802
Total revenues	$388,705	$350,530
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
The Company’s deferred revenues were as follows (in thousands):

	March 31, 2026	December 31, 2025
Short-term	$27,689	$22,440
Long-term	34,893	31,503
Total deferred revenues	$62,582	$53,943
During the three months ended March 31, 2026 and 2025, revenues recognized that had previously been deferred were $5.4 million and $5.7 million, respectively. As of March 31, 2026, the Company anticipates recognizing long-term deferred revenues of approximately $9.6 million in 2027, $7.1 million in 2028, $3.3 million in 2029, $3.3 million in 2030 and $11.6 million thereafter.
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
Revenues from and payments to related parties for the periods reflected in the table below were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues from related parties	$7,608	$6,856
Payments to related parties	$1,294	$1,647
As of March 31, 2026 and December 31, 2025, receivables from related parties included in accounts receivable, net on the condensed consolidated balance sheets were $1.5 million and $1.3 million, respectively.
Note 4. DEBT
Debt as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
6.750% Senior Notes	$489,251	$—
6.875% Senior Notes	—	397,031
UKSAR Debt	153,783	160,635
IRCG Debt	111,776	113,788
Total debt	754,810	671,454
Less current maturities of long-term debt	(27,404)	(27,943)
Total long-term debt	$727,406	$643,511
6.750% Senior Notes — In January 2026, the Company issued $500 million aggregate principal amount of its 6.750% Senior Secured Notes due February 2033 (“6.750% Senior Notes”), which were issued at par and bear interest payable semiannually in arrears on February 1st and August 1st of each year. The 6.750% Senior Notes are fully and unconditionally guaranteed on a senior secured basis by certain existing material domestic and foreign subsidiaries and secured by first‑priority liens, subject to limited exceptions, on substantially all of the Company’s and the subsidiary guarantors’ tangible and intangible assets, including certain pledged aircraft. The Company used a portion of the net proceeds to redeem its 6.875% Senior Notes due 2028 (“6.875% Senior Notes”) in full on March 1, 2026, with the remaining net proceeds to be used for general corporate purposes. In connection with this refinancing, the Company recognized a $2.8 million loss on debt extinguishment related to unamortized deferred financing fees associated with the 6.875% Senior Notes that were outstanding as of December 31, 2025.
As of March 31, 2026, the Company had $10.7 million of unamortized deferred financing fees associated with the 6.750% Senior Notes.
UKSAR Debt — During the three months ended March 31, 2026 and 2025, the Company made principal payments of $4.0 million and $4.8 million, respectively, related to its long term secured equipment financings for an aggregate amount up to £200 million with National Westminster Bank Plc as arranger, agent and security trustee (“UKSAR Debt”). As of March 31, 2026 and December 31, 2025, the Company had unamortized deferred financing fees associated with the UKSAR Debt of $6.2 million and $6.6 million, respectively.
IRCG Debt — As of March 31, 2026 and December 31, 2025, the Company had unamortized deferred financing fees of $2.3 million and $2.5 million, respectively, associated with its long-term equipment financing for an aggregate amount of up to €100.0 million with National Westminster Bank Plc as the original lender and UK Export Finance guaranteeing 80% of the facility (“IRCG Debt”). The first principal payment due under this facility is in June 2026.
ABL Facility — In January 2026, the Company entered into an amendment and restatement (the “ABL Amendment”) of its asset-backed revolving facility between, among others, Bristow Helicopters Limited and Bristow LLC as borrowers and Barclays Bank plc as agent and security agent (“ABL Facility”). The ABL Amendment, among other things, extended the maturity date of the ABL Facility to January 26, 2031 (subject to certain provisions), reduced the total commitments under the ABL Facility from $85 million to $70 million and included the ability to increase the total commitments up to a maximum aggregate amount of $105 million (subject to satisfaction of certain terms and conditions). The ABL Amendment provides that amounts borrowed under the ABL Facility (i) are secured by certain accounts receivable owing to the borrowers and certain guarantor subsidiaries party thereto and the deposit accounts into which payments on such accounts receivable are deposited, and (ii) are fully and unconditionally guaranteed as to payment by the Company, as a parent guarantor, and by certain existing material domestic and foreign subsidiaries.
As of March 31, 2026, there were no outstanding borrowings under the ABL Facility nor had the borrowers made any draws during the three months ended March 31, 2026. Letters of credit issued under the ABL Facility in the aggregate face amount of $10.0 million were outstanding as of March 31, 2026.
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
The carrying and fair values of the Company’s debt were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
March 31, 2026
LIABILITIES
6.750% Senior Notes(1)	$489,251	$—	$507,702	$—
UKSAR Debt(2)	153,783	—	154,347	—
IRCG Debt(3)	111,776	—	113,150	—
	$754,810	$—	$775,199	$—
December 31, 2025
LIABILITIES
6.875% Senior Notes(4)	$397,031	$—	$409,884	$—
UKSAR Debt(2)	160,635	—	159,222	—
IRCG Debt(3)	113,788	—	114,699	—
	$671,454	$—	$683,805	$—
___________________
(1)As of March 31, 2026, the carrying value of unamortized deferred financing fees related to the 6.750% Senior Notes was $10.7 million.
(2)As of March 31, 2026 and December 31, 2025, the carrying values of unamortized deferred financing fees related to the UKSAR Debt were $6.2 million and $6.6 million, respectively.
(3)As of March 31, 2026 and December 31, 2025, the carrying values of unamortized deferred financing fees related to the IRCG Debt were $2.3 million and $2.5 million, respectively.
(4)As of December 31, 2025, the carrying value of unamortized deferred financing fees related to the 6.875% Senior Notes was $3.0 million.
Note 6. DERIVATIVE FINANCIAL INSTRUMENTS
The Company may use foreign exchange options or forward contracts to hedge a portion of its forecasted foreign currency denominated transactions. The Company does not use any of its derivative instruments for speculative or trading purposes.

These foreign exchange hedge contracts are accounted for as cash flow hedges and have maturities of up to approximately three months. As of March 31, 2026 and December 31, 2025, the fair value of the Company’s outstanding hedges were an approximately $0.2 million asset and $0.2 million liability, respectively.
Note 7. COMMITMENTS AND CONTINGENCIES
Capital Commitments - Fleet
The Company’s unfunded capital commitments as of March 31, 2026 consisted primarily of agreements to purchase helicopters and totaled $94.3 million, payable beginning in 2026.
Included in these commitments are orders to purchase five AW189 heavy helicopters, scheduled to be delivered in 2026, and deposits for preferred aircraft delivery slots on five EL9 aircraft scheduled for delivery between 2029 and 2030 (subject to aircraft certification). In addition, the Company has outstanding options to purchase up to ten additional AW189 helicopters and seven H135 light-twin helicopters. If these options are exercised, the AW189 helicopters and H135 helicopters would be scheduled for delivery between 2027 and 2028. The Company may, from time to time, purchase aircraft for which it has no orders. Orders to purchase electric vertical takeoff and landing and short takeoff and landing aircraft, collectively known as Advanced Air Mobility (“AAM”) aircraft, are subject to, among other things, deadlines for regulatory certification of such aircraft and minimum performance requirements. Failure to satisfy such deadlines or requirements would allow such orders to be terminated by the Company without further liability and require the applicable manufacturer to refund certain deposits to the Company. In addition, the Company has outstanding options for several AAM aircraft models with various Original Equipment Manufacturers that do not involve financial commitments at this time.
General Litigation and Disputes
The Company operates in jurisdictions internationally where it is subject to risks that include government action to obtain additional tax revenues. In a number of these jurisdictions, political unrest, the lack of well-developed legal systems and legislation that is not clear enough in its wording to determine the ultimate application, can make it difficult to determine whether legislation may impact the Company’s earnings until such time as a clear court or other legal ruling exists. The Company operates in jurisdictions currently where amounts may be due to governmental bodies for which the Company is not currently recording liabilities as it is unclear how broad or narrow legislation may ultimately be interpreted. The Company believes that payment of amounts in these instances is not probable at this time, but is reasonably possible.
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
Note 8. INCOME TAXES
During the three months ended March 31, 2026 and 2025, the Company recorded an income tax expense of $3.5 million, resulting in an effective tax rate of 21.2%, and income tax expense of $10.2 million, resulting in an effective tax rate of 27.1%, respectively. The effective tax rate during the three months ended March 31, 2026 was impacted by the Company’s global mix of earnings in the current year, foreign currency fluctuations, partially offset by the recognition of certain deferred tax assets and share based compensation. The effective tax rate during the three months ended March 31, 2025 was impacted by the Company’s 2025 global mix of earnings and deductible business interest expense, partially offset by the recognition of certain deferred tax assets.

Note 9. STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in balances for accumulated other comprehensive income (loss), net of tax (in thousands):

	Currency Translation Adjustments	Pension Liability Adjustments(1)	Unrealized gain (loss) on cash flow hedges(2)	Total
Balance as of December 31, 2025	$(16,259)	$(41,432)	$(59)	$(57,750)

Other comprehensive income (loss)	(3,725)	—	273	(3,452)
Reclassified from accumulated other comprehensive loss	—	—	97	97
Income tax expense	—	—	(91)	(91)
Net current period other comprehensive income (loss)	(3,725)	—	279	(3,446)
Foreign exchange rate impact	(811)	811	—	—
Balance as of March 31, 2026	$(20,795)	$(40,621)	$220	$(61,196)
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
The following table shows the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Income:
Net income attributable to Bristow Group Inc.	$13,106	$27,359
Shares of common stock:
Weighted average shares of common stock outstanding – basic	29,254	28,667
Net effect of dilutive stock	808	1,200
Weighted average shares of common stock outstanding – diluted(1)	30,062	29,867

Earnings per common share - basic	$0.45	$0.95
Earnings per common share - diluted	$0.44	$0.92
__________________
(1)Excludes weighted average shares of common stock of 107,734 and 42,511 for the three months ended March 31, 2026 and 2025, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.

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
Financial information by segment for the three months ended March 31, 2026 and 2025 is summarized below (in thousands):

	Offshore Energy Services	Government Services	Other Services	Corporate	Consolidated
Three months ended March 31, 2026
Revenues	$254,333	$107,870	$26,502	$—	$388,705
Less:
Personnel	63,360	32,626	7,583	—	103,569
Repairs and maintenance	50,581	14,572	3,416	—	68,569
Insurance	3,968	2,316	313	—	6,597
Fuel	12,974	2,817	4,355	—	20,146
Leased-in equipment	16,641	10,100	1,808	—	28,549
Other segment costs	34,980	25,097	5,993	—	66,070
Total operating expenses	182,504	87,528	23,468	—	293,500
General and administrative expenses	23,484	10,922	1,981	7,902	44,289
Depreciation and amortization expense	13,131	8,477	2,398	380	24,386
Total costs and expenses	219,119	106,927	27,847	8,282	362,175
Gains on disposal of assets	—	—	—	7,639	7,639
Earnings from unconsolidated affiliates	506	—	—	—	506
Operating income (loss)	$35,720	$943	$(1,345)	$(643)	$34,675

	Offshore Energy Services	Government Services	Other Services	Corporate	Consolidated
Three months ended March 31, 2025
Revenues	$239,785	$85,943	$24,802	$—	$350,530
Less:
Personnel	56,766	24,473	6,072	—	87,311
Repairs and maintenance	46,907	11,361	3,047	—	61,315
Insurance	4,029	2,437	368	—	6,834
Fuel	12,702	2,082	4,091	—	18,875
Leased-in equipment	14,933	9,693	1,423	—	26,049
Other segment costs	37,656	12,871	6,274	—	56,801
Total operating expenses	172,993	62,917	21,275	—	257,185
General and administrative expenses	23,259	9,729	1,595	8,517	43,100
Depreciation and amortization expense	6,870	7,286	2,554	131	16,841
Total costs and expenses	203,122	79,932	25,424	8,648	317,126
Losses on disposal of assets	—	—	—	(558)	(558)
Earnings from unconsolidated affiliates	702	—	—	—	702
Operating income (loss)	$37,365	$6,011	$(622)	$(9,206)	$33,548

Reconciliation of consolidated income (loss) before taxes for the periods reflected below were as follows:

	Three Months Ended March 31,
	2026	2025
Operating income (loss):
Offshore Energy Services	$35,720	$37,365
Government Services	943	6,011
Other Services	(1,345)	(622)
Corporate	(643)	(9,206)
Operating income	34,675	33,548
Interest income	3,918	2,118
Interest expense, net	(13,816)	(9,490)
Loss on extinguishment of debt	(2,849)	—
Other, net	(5,353)	11,388
Total other income (expense), net	(18,100)	4,016
Income before income taxes	$16,575	$37,564

Total depreciation and amortization expense by segment for the periods reflected below were as follows:

	Offshore Energy Services	Government Services	Other Services	Corporate	Consolidated
Three months ended March 31, 2026
Depreciation and amortization expense	$13,131	$8,477	$2,398	$380	$24,386
PBH amortization(1)	1,305	90	36	—	1,431
Total depreciation and amortization expense	$14,436	$8,567	$2,434	$380	$25,817
Three months ended March 31, 2025
Depreciation and amortization expense	$6,870	$7,286	$2,554	$131	$16,841
PBH amortization(1)	2,879	422	105	—	3,406
Total depreciation and amortization expense	$9,749	$7,708	$2,659	$131	$20,247
(1) Included within operating expenses on the condensed consolidated statements of operations.
Capital expenditures by segment for the periods reflected below were as follows:

	Three Months Ended March 31,
	2026	2025
Offshore Energy Services	$31,961	$22,695
Government Services	7,288	28,486
Other Services	2,065	879
Total capital expenditures	$41,314	$52,060
Segment assets consisting of property and equipment (excluding construction in progress), net of accumulated depreciation and right of use (“ROU”) assets, are reflected below for the periods indicated:

	March 31, 2026	December 31, 2025
Offshore Energy Services	$561,525	$567,284
Government Services	637,187	620,820
Other Services	58,577	59,585
Total segment assets	$1,257,289	$1,247,689
Corporate	1,752	2,058
Construction-in-progress	134,019	144,587
Total long-lived assets	$1,393,060	$1,394,334

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes, included elsewhere herein, as well as our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026 (the “Annual Report on Form 10-K”). Unless the context otherwise indicates, in this MD&A, any references to the “Company,” “Bristow,” “we,” “us” and “our” refer to Bristow Group Inc. and its consolidated entities.
In the discussions that follow, the terms “Current Quarter”, “Preceding Quarter” and “Prior Year Quarter” refer to the three months ended March 31, 2026, December 31, 2025 and March 31, 2025, respectively.
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
You should consider the following key factors when evaluating these forward-looking statements:
•the impact of supply chain disruptions, inflation and increased fuel prices and our ability or inability to recoup rising costs in the rates we charge to our customers;
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
•global and regional changes in the demand, supply, prices or other market conditions affecting oil and gas, including changes resulting from the imposition or lifting of crude oil production quotas or other actions that might be imposed by the Organization of Petroleum Exporting Countries (“OPEC”) and other producing countries, and geopolitical risks;
•fluctuations in the demand for our services;
•the possibility of significant changes in foreign exchange rates and controls;
•potential effects of increased competition and the introduction of alternative modes of transportation and solutions;
•the possibility that portions of our fleet may be grounded for extended periods of time or indefinitely (including due to severe weather events);
•the possibility of political instability, civil unrest, war or acts of terrorism in any of the countries where we operate or elsewhere, including the ongoing conflict in Iran, which could result in operational interruptions and supply impacts, including fuel shortages and price increases;
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
The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. All forward-looking statements in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and are only made as of the date of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q should be evaluated together with the many uncertainties that affect our businesses, particularly those discussed in greater detail in Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report on Form 10-K and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and Part II, Item 1A, “Risk Factors” of the Company’s subsequent Quarterly Reports on Form 10-Q.
We disclaim any obligation or undertaking, other than as required by law, to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based, whether as a result of new information, future events or otherwise.

Overview
Bristow Group Inc. is the leading global provider of innovative and sustainable vertical flight solutions. Bristow primarily provides aviation services to a broad base of offshore energy companies and government entities. Our aviation services include personnel transportation, search and rescue (“SAR”), medevac, fixed wing transportation, unmanned systems and ad-hoc helicopter services. Our business is comprised of three reportable segments: Offshore Energy Services, Government Services and Other Services. Our offshore energy customers primarily use our services to transport personnel to, from and between offshore energy installations. Our government customers primarily outsource SAR activities whereby we operate specialized helicopters and provide highly trained personnel. Our other customers primarily include fixed wing passengers utilizing our regional airline in Australia and companies that dry-lease helicopters from us in support of other industries and markets in which we do not directly compete or operate in.
Bristow currently has customers in Australia, Brazil, Canada, Chile, the Dutch Caribbean, the Falkland Islands, Ireland, the Netherlands, Nigeria, Norway, Spain, Suriname, Trinidad and Tobago, the United Kingdom (“UK”) and the U.S.
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
The table below presents the number of aircraft in our fleet as of March 31, 2026, their distribution among the segments through which we operate, as a percentage of total revenues for the three months ended March 31, 2026, and the number of aircraft not yet reflected in our fleet as they were on order or under construction as of March 31, 2026.

	Percentage of Total Revenues	Helicopters				Fixed Wing	UAS
		Heavy	Medium	Light Twin	Light Single			Total
Offshore Energy Services	65%	57	60	12	—	—	—	129
Government Services	28%	32	11	3	20	—	3	69
Other Services	7%	—	—	—	5	13	—	18
Total	100%	89	71	15	25	13	3	216
Aircraft not currently in fleet:
Under construction(1)(3)		5	—	—	—	—	—	5
Options(2)		10	—	7	—	—	—	17
______________________
(1)Under construction reflects new aircraft that the Company has either taken possession of and are undergoing additional configuration before being placed into service or are currently under construction by the Original Equipment Manufacturer (“OEM”) and pending delivery. Includes five AW189 heavy helicopters.
(2)Options include 10 AW189 heavy helicopters and seven H135 light-twin helicopters.
(3)Excludes leased aircraft in the Company’s possession but not yet placed in service and any orders or options for electric/hybrid vertical takeoff and landing and short takeoff and landing aircraft, collectively known as Advanced Air Mobility (“AAM”) aircraft, that may have deposits but are pending regulatory certification.

The following table identifies the types of aircraft that comprise our fleet and the number of those aircraft in our fleet as of March 31, 2026.

	Number of Aircraft
Type	Owned Aircraft(1)	Leased Aircraft	Total Aircraft	Maximum Passenger Capacity	Average Age (years)(1)
Heavy Helicopters:
S92	32	29	61	19	16
AW189	23	5	28	16	8
	55	34	89
Medium Helicopters:
AW139	48	9	57	12	14
S76 D/C++	13	—	13	12	14
AS365	1	—	1	12	36
	62	9	71
Light—Twin Engine Helicopters:
AW109	3	—	3	7	19
H135	12	—	12	6	9
	15	—	15
Light—Single Engine Helicopters:
AS350	12	—	12	4	27
AW119	13	—	13	7	19
	25	—	25
Total Helicopters	157	43	200		15
Fixed Wing	8	5	13
Unmanned Aerial Systems (“UAS”)	3	—	3
Total Fleet(2)	168	48	216
______________________
(1)Reflects the average age of helicopters that are owned by the Company.
(2)Does not include certain aircraft shown in the under construction line in the segment fleet table above. Upon completion of additional configuration, the newly-delivered aircraft will appear in the fleet table above when placed into service.

Results of Operations for Current Quarter compared to Preceding Quarter
(in thousands, except percentages)
The following table presents our operating results and other statement of operations information for the Current Quarter and Preceding Quarter.

	Three Months Ended		Favorable (Unfavorable)
	March 31, 2026	December 31, 2025
Revenues:
Offshore Energy Services:
Europe	$98,651	$101,412	$(2,761)	(2.7)%
Americas	105,399	99,757	5,642	5.7%
Africa	50,283	46,285	3,998	8.6%
Total Offshore Energy Services	254,333	247,454	6,879	2.8%
Government Services	107,870	100,097	7,773	7.8%
Other Services	26,502	29,713	(3,211)	(10.8)%
Total revenues	388,705	377,264	11,441	3.0%

Operating income (loss):
Offshore Energy Services	35,720	42,193	(6,473)	(15.3)%
Government Services	943	(1,607)	2,550	nm
Other Services	(1,345)	1,530	(2,875)	nm
Corporate	(643)	(10,033)	9,390	93.6%
Total operating income	34,675	32,083	2,592	8.1%
Interest income	3,918	2,935	983	33.5%
Interest expense, net	(13,816)	(10,432)	(3,384)	(32.4)%
Loss on extinguishment of debt	(2,849)	—	(2,849)	nm
Other, net	(5,353)	(2,884)	(2,469)	(85.6)%
Total other income (expense), net	(18,100)	(10,381)	(7,719)	(74.4)%
Income before income taxes	16,575	21,702	(5,127)	(23.6)%
Income tax expense	(3,510)	(3,026)	(484)	(16.0)%
Net income	13,065	18,676	(5,611)	(30.0)%
Net loss (income) attributable to noncontrolling interests	41	(253)	294	nm
Net income attributable to Bristow Group Inc.	$13,106	$18,423	$(5,317)	(28.9)%

Operating income margins:
Offshore Energy Services	14%	17%
Government Services	1%	(2)%
Other Services	(5)%	5%
__________________
nm = Not Meaningful
Flight Hours by Segment

	Three Months Ended		Favorable (Unfavorable)
	March 31, 2026	December 31, 2025
Offshore Energy Services:
Europe	8,217	8,543	(326)	(3.8)%
Americas	10,470	10,506	(36)	(0.3)%
Africa	5,545	5,185	360	6.9%
Total Offshore Energy Services	24,232	24,234	(2)	—%
Government Services	4,051	4,186	(135)	(3.2)%
Other Services	3,337	3,622	(285)	(7.9)%
	31,620	32,042	(422)	(1.3)%

Offshore Energy Services
Revenues from Offshore Energy Services were $6.9 million higher in the Current Quarter. Revenues in the Americas were $5.6 million higher primarily due to increased rates and higher utilization in the U.S. and Trinidad. Revenues in Africa were $4.0 million higher primarily due to higher utilization and other revenues driven by activity. Revenues in Europe were $2.8 million lower primarily due to lower utilization and lower reimbursable revenues in the UK, partially offset by favorable foreign exchange impacts.
Operating income from Offshore Energy Services was $6.5 million lower in the Current Quarter primarily due to higher depreciation and amortization expense of $6.0 million, higher operating expenses of $5.6 million and lower earnings from unconsolidated affiliates of $1.8 million, partially offset by the higher revenues.
The higher depreciation and amortization expense was due to the acceleration of depreciation on S76D medium helicopters resulting from a revision to their estimated useful lives. Repairs and maintenance costs were $10.6 million higher primarily due to lower vendor credits. Leased‑in equipment costs were $0.8 million higher primarily due to additional aircraft leases. Personnel costs were $3.1 million lower primarily due to lower severance costs in Africa and lower benefits costs and decreased headcount in the U.S. Other operating costs were $2.9 million lower primarily due to lower reimbursable expenses and subcontractor costs, partially offset by higher training costs. Earnings from unconsolidated affiliates were $1.8 million lower in the Current Quarter primarily due to dividends received in the Preceding Quarter.
Government Services
Revenues from Government Services were $7.8 million higher in the Current Quarter primarily due to the transition of the Irish Coast Guard ("IRCG") contract, including the full quarter impact of the Sligo base that commenced operations in the Preceding Quarter and the commencement of operations at the final base in Waterford in the Current Quarter. Operating income was $0.9 million in the Current Quarter compared to an operating loss of $1.6 million in the Preceding Quarter primarily due to the higher revenues, partially offset by higher operating expenses of $4.8 million and higher general and administrative expenses of $0.5 million. The increase in operating expenses was due to higher repairs and maintenance costs of $2.3 million primarily related to the timing of repairs, higher personnel costs of $1.6 million due to increased operating personnel headcount in Ireland and higher leased-in equipment costs of $0.5 million related to ongoing transition activities on the second-generation UK search and rescue (“UKSAR2G”) contract. The increase in general and administrative expenses was primarily due to higher professional services fees.
Other Services
Revenues from Other Services were $3.2 million lower in the Current Quarter primarily due to lower seasonal utilization in Australia, partially offset by favorable foreign exchange rate impacts. Operating loss was $1.3 million in the Current Quarter compared to operating income of $1.5 million in the Preceding Quarter, primarily due to the lower seasonal revenues, partially offset by lower operating expenses of $0.4 million related to lower activity.
Corporate
Operating loss was $0.6 million in the Current Quarter compared to an operating loss of $10.0 million in the Preceding Quarter, primarily due to net gains on asset dispositions of $7.6 million in the Current Quarter compared to net losses of $2.1 million in the Preceding Quarter. During the Current Quarter, the Company sold two heavy helicopters and various other assets. During the Preceding Quarter, the Company sold or otherwise disposed of a heavy helicopter and various other assets.
Interest income was $1.0 million higher in the Current Quarter primarily due to income earned on certain escrowed investment balances used in the satisfaction and discharge of the 6.875% Senior Notes.
Interest expense was $3.4 million higher primarily due to higher debt balances and concurrent interest expense incurred during the refinancing of the Company’s 6.875% Senior Notes.
Loss on extinguishment of debt was $2.8 million due to the write off of unamortized deferred financing fees associated with the redemption of the 6.875% Senior Notes.

Other expense, net of $5.4 million in the Current Quarter was primarily due to foreign exchange losses. Other expense, net of $2.9 million in the Preceding Quarter primarily resulted from pension-related costs of $4.9 million and foreign exchange losses of $3.1 million, partially offset by gains on insurance recoveries of $5.0 million.
Liquidity and Capital Resources
General
As of March 31, 2026, we had $342.1 million of unrestricted cash and $51.5 million of remaining availability under our ABL Facility for total liquidity of $393.6 million. As of March 31, 2026, approximately 55% of our total cash balance was held outside the U.S. Most of our cash held outside the U.S. could be repatriated to the U.S., and any such repatriation could be subject to additional taxes. If cash held by non-U.S. operations is required for funding operations in the U.S., we may make a provision for additional taxes in connection with repatriating this cash, which is not expected to have a significant impact on our results of operations.
Summary of Cash Flows

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$(8,250)	$(603)
Investing activities	(16,413)	(52,023)
Financing activities	71,224	(1,695)
Operating Activities
Operating cash flows were $7.6 million lower in the Current Quarter primarily due to a decrease in net income. Working capital uses of $52.2 million in the Current Quarter primarily resulted from an increase in accounts receivables primarily due to the timing of customer payments, coupled with increased activity, and increases in other assets primarily related to start-up costs for new Government Services contracts.
Working capital uses of $56.4 million in the Prior Year Quarter primarily resulted from an increase in accounts receivables due to the timing of customer payments, an increase in other assets related to start-up costs for new Government Services contracts and increases in inventory to support new contracts and to mitigate risks related to supply chain constraints.
Investing Activities
During the Current Quarter, net cash used in investing activities was $16.4 million consisting of:
•Capital expenditures of $41.3 million primarily related to payments for aircraft, leasehold improvements and purchases of equipment, partially offset by
•Proceeds of $24.9 million from the sale of assets.
During the Prior Year Quarter, net cash used in investing activities was $52.0 million consisting of:
•Capital expenditures of $52.1 million primarily related to leasehold improvements and purchases of equipment, partially offset by
•Proceeds from the sale of assets of less than $0.1 million.
Financing Activities
During the Current Quarter, net cash provided by financing activities was $71.2 million primarily consisting of:
•Proceeds from borrowings of $500.0 million from the issuance of 6.750% Senior Notes, partially offset by
•Repayments of debt of $404.0 million primarily related to the refinancing of the 6.875% Senior Notes and principal payments on secured equipment term loans,
•Share repurchases of $11.0 million, and

•Payments on debt issuance costs of $10.6 million.
During the Prior Year Quarter, net cash used in financing activities was $1.7 million primarily consisting of:
•Proceeds from borrowings of $5.8 million on the IRCG Debt, partially offset by
•Repayments of debt of $4.8 million primarily related to the principal on secured equipment term loans,
•Share repurchases of $2.5 million, and
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
Capital Allocation Framework
We consistently evaluate the best uses of our cash flow and aim to yield the highest value and return on capital. Our capital allocation strategy includes the following:
Balance Sheet:
•Protect and maintain strong balance sheet and liquidity position. During the three months ended March 31, 2026, we completed refinancing of our senior notes and ABL at lower rates and extended maturity dates in support of this target. We have flexible prepayment terms on our two secured equipment term loans and intend to reduce debt balances over time.
•Structure leases and debt to facilitate financial flexibility.
Growth:
•Pursue high impact, high return organic growth opportunities, which currently prioritizes the completion of the UKSAR2G contract transitions. We are also currently upgrading our fleet with new OES configured AW189 helicopters to meet customer demand and enhance profitability.
•Assess other growth opportunities through potential mergers and acquisitions. In addition, we are pursuing various AAM opportunities.
Shareholder Capital Returns:
•Opportunistically buy back shares using our $125 million share repurchase program. As of March 31, 2026, $121.0 million remained available of the $125.0 million stock purchase program authorized in February 2025.
•Pay a quarterly cash dividend. Bristow’s quarterly cash dividend program commenced in the first quarter of 2026, with an initial dividend payment of $0.125 per share ($0.50 per share annualized).
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
As of March 31, 2026, we had no near-term debt maturities, other than the current portion of long-term debt of $27.4 million, and our total debt balance, net of deferred financing fees, was $754.8 million which was comprised of the 6.750% Senior Notes due in February 2033, the UKSAR Debt maturing in March 2036, and the IRCG Debt maturing in June 2031.

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
As of March 31, 2026, we had unfunded capital commitments of $94.3 million, consisting primarily of agreements to purchase five AW189 heavy helicopters, and deposits for preferred aircraft delivery slots on five EL9 aircraft scheduled for delivery between 2029 and 2030 (subject to aircraft certification). In addition, the Company has outstanding options to purchase up to ten additional AW189 helicopters and seven H135 light-twin helicopters. If these options are exercised, the AW189 helicopters and H135 helicopters would be scheduled for delivery between 2027 and 2028. The Company may, from time to time, purchase aircraft for which it has no orders. Orders to purchase electric vertical takeoff and landing and short takeoff and landing aircraft, collectively known as AAM aircraft, are subject to, among other things, deadlines for regulatory certification of such aircraft and minimum performance requirements. Failure to satisfy such deadlines or requirements would allow such orders to be terminated by the Company without further liability and require the applicable manufacturer to refund certain deposits to the Company. In addition, the Company has outstanding options for several AAM aircraft models with various OEMs that do not involve financial commitments at this time.
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
As of March 31, 2026, aggregate undiscounted future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year were as follows (in thousands):

	Aircraft	Other	Total
Remaining in 2026	$59,358	$8,651	$68,009
2027	58,547	7,950	66,497
2028	42,253	6,390	48,643
2029	23,591	4,167	27,758
2030	16,455	1,668	18,123
Thereafter	54,769	7,311	62,080
	$254,973	$36,137	$291,110
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
For additional information about our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Annual Report on Form 10-K. Our exposure to market risk has not changed materially since December 31, 2025.
Item 4. Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated, with reasonable assurance, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.
During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
Except as set forth below, there have been no material changes in our risk factors, set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Additionally, the market price of fuel has historically fluctuated substantially and continues to be volatile due to a multitude of unpredictable factors, including global crude oil prices, fuel supply and demand, geopolitical conflicts and instability, natural disasters, and fuel production and transportation infrastructure, as well as other, indirect factors. Changes in any of these factors could drive rapid, significant changes in fuel prices in short periods of time. For example, we are currently experiencing increased fuel prices due to the ongoing conflict in Iran. Although we are able to recoup fuel costs from our customers through the majority of our contracts, we may experience delays from the time the costs are incurred and the period in which we are able to assess such costs to our customers. Additionally, we may be unable to increase our rates enough to fully offset the impact of increases in fuel prices on certain contracts and in markets such as our regular passenger transport business in Australia, especially if such price increases were to sustain for a prolonged period. Therefore, any increase in our rates to offset increased fuel prices may take several months to implement, may not be sustainable, may reduce general demand for our services and may also eventually impact our operations, strategic growth and investment plans for the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information regarding our repurchases of shares of our common stock on a monthly basis during the three months ended March 31, 2026:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	167	$43.96	—	$120,979,892
February 1, 2026 - February 28, 2026	5,030	$45.00	—	$120,979,892
March 1, 2026 - March 31, 2026	234,356	$46.06	—	$120,979,892
___________________________
(1)Reflects 239,553 shares purchased in connection with the surrender of stock by employees to satisfy certain tax withholding obligations from stock vesting. These repurchases are not a part of our publicly announced program and do not affect our Board-approved stock repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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
DATE: May 5, 2026