Form 10-Q
period 2026-06-30
Bristow Group Inc.
filed 2026-08-05
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	001-35701
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware		72-1455213
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

3151 Briarpark Drive, Suite 700
Houston,	Texas	77042
(Address of Principal Executive Offices)		(Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
The total number of shares of common stock (in thousands), par value $0.01 per share, outstanding as of July 31, 2026 was 29,642. The Registrant has no other class of common stock outstanding.

BRISTOW GROUP INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenues	$411,755	$376,429	$800,460	$726,959
Costs and expenses:
Operating expenses
Personnel	101,193	88,729	204,762	176,040
Repairs and maintenance	60,561	64,788	129,130	126,103
Insurance	5,968	6,149	12,565	12,983
Fuel	33,328	20,399	53,474	39,274
Leased-in equipment	28,865	26,515	57,414	52,564
Other	73,013	71,911	139,120	128,712
Total operating expenses	302,928	278,491	596,465	535,676
General and administrative expenses	43,225	44,375	87,477	87,475
Depreciation and amortization expense	28,889	17,312	53,275	34,153
Total costs and expenses	375,042	340,178	737,217	657,304
Gains on disposal of assets	138	6,209	7,777	5,651
Earnings from unconsolidated affiliates	2,725	180	3,231	882
Operating income	39,576	42,640	74,251	76,188
Interest income	2,870	2,039	6,788	4,157
Interest expense, net	(12,228)	(10,034)	(26,044)	(19,524)
Loss on extinguishment of debt	—	—	(2,849)	—
Other, net	(8,930)	17,577	(14,283)	28,965
Total other income (expense), net	(18,288)	9,582	(36,388)	13,598
Income before income taxes	21,288	52,222	37,863	89,786
Income tax expense	(108)	(20,443)	(3,618)	(30,626)
Net income	21,180	31,779	34,245	59,160
Net loss (income) attributable to noncontrolling interests	(26)	(31)	15	(53)
Net income attributable to Bristow Group Inc.	$21,154	$31,748	$34,260	$59,107
Earnings per common share:
Basic	$0.71	$1.10	$1.16	$2.06
Diluted	$0.70	$1.07	$1.14	$1.98
Weighted average shares of common stock outstanding:
Basic	29,616	28,824	29,457	28,746
Diluted	30,011	29,788	30,049	29,826

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$21,180	$31,779	$34,245	$59,160
Other comprehensive income (loss):
Currency translation adjustments	9,300	25,728	4,764	38,175
Pension liability adjustment	(263)	(2,751)	548	(4,075)
Unrealized gains (losses) on cash flow hedges, net	(131)	(769)	148	(299)
Total other comprehensive income, net of tax	8,906	22,208	5,460	33,801
Total comprehensive income	30,086	53,987	39,705	92,961
Net comprehensive loss (income) attributable to noncontrolling interests	(26)	(31)	15	(53)
Total comprehensive income attributable to Bristow Group Inc.	$30,060	$53,956	$39,720	$92,908

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$312,297	$286,208
Restricted cash	2,455	7,423
Accounts receivable, net of allowance of $175 and $181, respectively	246,299	217,102
Inventories	137,167	132,727
Prepaid expenses and other current assets	56,289	50,828
Total current assets	754,507	694,288
Property and equipment, net of accumulated depreciation of $379,756 and $341,888, respectively	1,183,721	1,152,668
Investment in unconsolidated affiliates	24,584	23,852
Right-of-use assets	225,400	241,666
Other assets	194,361	198,787
Total assets	$2,382,573	$2,311,261
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,493	$86,286
Accrued wages, benefits and related taxes	53,396	68,654
Income taxes payable and other accrued taxes	15,490	22,759
Deferred revenue	30,175	22,440
Accrued maintenance and repairs	26,516	28,793
Current portion of operating lease liabilities	68,369	77,038
Accrued interest and other accrued liabilities	36,038	31,317
Current maturities of long-term debt	27,419	27,943
Total current liabilities	333,896	365,230
Long-term debt, less current maturities	718,061	643,511
Other liabilities and deferred credits	40,711	31,782
Deferred taxes	44,839	46,571
Long-term operating lease liabilities	155,898	164,544
Total liabilities	1,293,405	1,251,638
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value, 110,000 authorized; 33,062 and 32,357 issued, respectively, and 29,642 and 29,177 outstanding, respectively	332	325
Additional paid-in capital	771,022	762,520
Retained earnings	468,366	441,739
Treasury stock, at cost; 3,420 and 3,180 shares, respectively	(98,165)	(87,129)
Accumulated other comprehensive loss	(52,290)	(57,750)
Total Bristow Group Inc. stockholders’ equity	1,089,265	1,059,705
Noncontrolling interests	(97)	(82)
Total stockholders’ equity	1,089,168	1,059,623
Total liabilities and stockholders’ equity	$2,382,573	$2,311,261

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited, in thousands)

	Total Bristow Group Inc. Stockholders’ Equity
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
December 31, 2025	$325	29,177	$762,520	$441,739	$(87,129)	$(57,750)	$(82)	$1,059,623
Share award amortization	7	645	3,948	—	—	—	—	3,955
Share repurchases	—	(240)	—	—	(11,028)	—	—	(11,028)
Exercise of stock options	—	24	519	—	—	—	—	519
Net income (loss)	—	—	—	13,106	—	—	(41)	13,065
Dividends declared on common stock ($0.125 per share)	—	—	—	(3,821)	—	—	—	(3,821)
Other comprehensive loss	—	—	—	—	—	(3,446)	—	(3,446)
March 31, 2026	$332	29,606	$766,987	$451,024	$(98,157)	$(61,196)	$(123)	$1,058,867
Share award amortization	—	36	4,035	—	—	—	—	4,035
Share repurchases	—	—	—	—	(8)	—	—	(8)
Net income	—	—	—	21,154	—	—	26	21,180
Dividends declared on common stock ($0.125 per share)	—	—	—	(3,812)	—	—	—	(3,812)
Other comprehensive income	—	—	—	—	—	8,906	—	8,906
June 30, 2026	$332	29,642	$771,022	$468,366	$(98,165)	$(52,290)	$(97)	$1,089,168

	Total Bristow Group Inc. Stockholders’ Equity
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
December 31, 2024	$315	28,628	$742,072	$312,765	$(69,776)	$(93,669)	$(435)	$891,272
Share award amortization	2	225	3,548	—	—	—	—	3,550
Share repurchases	—	(78)	—	—	(2,495)	—	—	(2,495)
Exercise of stock options	—	—	2	—	—	—	—	2
Net income	—	—	—	27,359	—	—	22	27,381
Other comprehensive income	—	—	—	—	—	11,593	—	11,593
March 31, 2025	$317	28,775	$745,622	$340,124	$(72,271)	$(82,076)	$(413)	$931,303
Share award amortization	2	232	4,777	—	—	—	—	4,779
Share repurchases	—	(191)	—	—	(6,003)	—	—	(6,003)
Exercise of stock options	—	—	2	—	—	—	—	2
Net income	—	—	—	31,748	—	—	31	31,779
Capital contribution to affiliates	—	—	20	(100)	—	—	—	(80)
Other comprehensive income	—	—	—	—	—	22,208	—	22,208
June 30, 2025	$319	28,816	$750,421	$371,772	$(78,274)	$(59,868)	$(382)	$983,988
See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$34,245	$59,160
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization expense	58,273	41,146
Gains on disposal of assets	(7,777)	(5,651)
Earnings from unconsolidated affiliates	(731)	(882)
Loss on extinguishment of debt	2,849	—
Deferred income taxes	(997)	12,048
Stock-based compensation expense	7,983	8,325
Amortization of deferred financing fees	1,824	2,521
Amortization of deferred contract costs	8,703	4,046
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(27,537)	(2,865)
Inventory, prepaid expenses and other assets	(25,620)	(62,991)
Accounts payable, accrued expenses and other liabilities	(18,389)	43,579
Net cash provided by operating activities	32,826	98,436
Cash flows from investing activities:
Capital expenditures	(108,676)	(83,677)
Proceeds from asset dispositions	30,027	24,089
Net cash used in investing activities	(78,649)	(59,588)
Cash flows from financing activities:
Proceeds from borrowings	500,000	5,831
Debt issuance costs	(11,853)	(238)
Repayments of debt	(413,683)	(24,885)
Exercise of stock options	519	4
Purchase of treasury stock	(11,036)	(8,498)
Dividend payments	(7,401)	—
Net cash provided by (used in) financing activities	56,546	(27,786)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10,398	(6,489)
Net increase in cash, cash equivalents and restricted cash	21,121	4,573
Cash, cash equivalents and restricted cash at beginning of period	293,631	251,281
Cash, cash equivalents and restricted cash at end of period	$314,752	$255,854
Cash paid during the period for:
Interest	$21,301	$24,329
Income taxes, net	$14,920	$18,806

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
The condensed consolidated financial information for the three and six months ended June 30, 2026 and 2025, has been prepared by the Company in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information reporting on Quarterly Form 10-Q and Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from that which would appear in the annual consolidated financial statements. The condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Summary of Significant Accounting Policies
Basis of Consolidation
The consolidated financial statements include the accounts of Bristow Group Inc., its wholly and majority-owned subsidiaries and entities that meet the criteria of variable interest entities of which the Company is the primary beneficiary. All significant inter-company accounts and transactions are eliminated in consolidation.
On June 23, 2026, the Company announced plans to pursue the sale of its Norway Offshore Energy Services business as part of its portfolio optimization strategy. The timing and structure of any potential transaction remain subject to market conditions and other considerations. In connection with this announcement, the Company evaluated its Norway business in accordance with Accounting Standards Codification (“ASC”) 205-20 Presentation of Financial Statements — Discontinued Operations and ASC 360 Property, Plant, and Equipment and determined that, at this time, not all criteria had been met in order to classify its Norway business as either discontinued operations or as held for sale, in accordance with the two U.S. GAAP standards, respectively.
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
Change in Estimate
During the six months ended June 30, 2026, the Company finalized its plans to retire a certain aircraft model, namely the S76D medium helicopters, from its fleet and transition to a newer model as part of its ongoing fleet management efforts. The decision was primarily driven by operational considerations, including availability of the new aircraft, repairs and maintenance coverage with the original equipment manufacturer (“OEM”) and the ability to procure parts and inventory needed to support the existing fleet. The Company plans to complete this transition of models by early 2027. Due to the decision to retire certain aircraft earlier than originally expected, the Company revised the estimated useful life of this specific aircraft model to reflect a shorter useful life, which resulted in additional depreciation expense of $13.6 million during the six months ended June 30, 2026. The Company expects to recognize approximately $13.3 million of additional depreciation expense during the remainder of 2026 and approximately $4.4 million in 2027 as a result of this change in estimate. The planned retirement of the aircraft model discussed herein did not trigger an impairment of the Company’s long-lived assets for its respective asset group as of June 30, 2026.
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
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes recognition, measurement, presentation and disclosure requirements for environmental credits and environmental credit obligations. This ASU requires disclosures regarding the nature of environmental credits, including how they are obtained and intended to be used, related accounting policies, significant estimates and judgments, the current and noncurrent balances of compliance and noncompliance environmental credits, and any related voluntary credit or impairment expenses. The guidance applies to entities that generate, purchase, receive, or hold environmental credits, as well as entities with regulatory compliance obligations that may be settled using such credits. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and related disclosures.
Note 2. REVENUES
Revenue Recognition
The Company’s customers are primarily major integrated, national and independent offshore energy companies and government agencies. Revenues are generally recognized when the Company satisfies its performance obligations by providing aviation services to its customers in exchange for consideration. The Company disaggregates its revenues by operating segment.
Revenues by Segment. Revenues earned by each segment for the periods reflected in the table below were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Offshore Energy Services	$261,618	$252,810	$515,951	$492,595
Government Services	112,234	92,499	220,104	178,442
Other Services	37,903	31,120	64,405	55,922
Total revenues	$411,755	$376,429	$800,460	$726,959
Deferred revenues are primarily generated by advanced payments from offshore energy companies, government agencies and fixed wing services where customers pay for tickets in advance of receiving the Company’s service. The Company’s current deferred revenues are recorded under current liabilities, and the Company’s long-term deferred revenues are recorded in other liabilities and deferred credits on the condensed consolidated balance sheets.

The Company’s deferred revenues were as follows (in thousands):

	June 30, 2026	December 31, 2025
Short-term	$30,175	$22,440
Long-term	40,081	31,503
Total deferred revenues	$70,256	$53,943
During the six months ended June 30, 2026 and 2025, revenues recognized that had previously been deferred were $14.3 million and $8.6 million, respectively. As of June 30, 2026, the Company anticipates recognizing long-term deferred revenues of approximately $7.2 million in 2027, $8.2 million in 2028, $4.5 million in 2029, $4.5 million in 2030 and $15.7 million thereafter.
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
Revenues from and payments to related parties for the periods reflected in the table below were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues from related parties	$8,026	$6,813	$15,634	$13,669
Payments to related parties	$1,334	$1,037	$2,628	$2,684
As of June 30, 2026 and December 31, 2025, receivables from related parties included in accounts receivable, net on the condensed consolidated balance sheets were $1.6 million and $1.3 million, respectively.
Note 4. DEBT
Debt as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
6.750% Senior Notes	$489,038	$—
6.875% Senior Notes	—	397,031
UKSAR Debt	151,045	160,635
IRCG Debt	105,397	113,788
Total debt	745,480	671,454
Less current maturities of long-term debt	(27,419)	(27,943)
Total long-term debt	$718,061	$643,511
6.750% Senior Notes — In January 2026, the Company issued $500 million aggregate principal amount of its 6.750% Senior Secured Notes due February 2033 (“6.750% Senior Notes”), which were issued at par and bear interest payable semiannually in arrears on February 1st and August 1st of each year. The 6.750% Senior Notes are fully and unconditionally guaranteed on a senior secured basis by certain existing material domestic and foreign subsidiaries and secured by first‑priority liens, subject to limited exceptions, on substantially all of the Company’s and the subsidiary guarantors’ tangible and intangible assets, including certain pledged aircraft. The Company used a portion of the net proceeds to redeem its 6.875% Senior Notes due 2028 (“6.875% Senior Notes”) in full on March 1, 2026, with the remaining net proceeds to be used for general corporate purposes. In connection with this refinancing, the Company recognized a $2.8 million loss on debt extinguishment related to unamortized deferred financing fees associated with the 6.875% Senior Notes that were outstanding as of December 31, 2025. As of June 30, 2026, the Company had $11.0 million of unamortized deferred financing fees associated with the 6.750% Senior Notes.

UKSAR Debt — During the six months ended June 30, 2026 and 2025, the Company made principal payments of $8.0 million and $24.9 million, respectively, related to its long term secured equipment financings for an aggregate amount up to £200 million with National Westminster Bank Plc as arranger, agent and security trustee (“UKSAR Debt”). The 2025 principal payments included voluntary prepayments of $15.3 million (£11.2 million). As of June 30, 2026 and December 31, 2025, the Company had unamortized deferred financing fees associated with the UKSAR Debt of $5.9 million and $6.6 million, respectively.
IRCG Debt — During the six months ended June 30, 2026, the Company made principal payments of $5.7 million related to its long-term equipment financing for an aggregate amount of up to €100.0 million with National Westminster Bank Plc as the original lender and UK Export Finance guaranteeing 80% of the facility (“IRCG Debt”). The first principal payment due under this facility was in June 2026. As of June 30, 2026 and December 31, 2025, the Company had unamortized deferred financing fees of $2.1 million and $2.5 million, respectively.
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
As of June 30, 2026, there were no outstanding borrowings under the ABL Facility nor had the borrowers made any draws during the six months ended June 30, 2026. Letters of credit issued under the ABL Facility in the aggregate face amount of $9.9 million were outstanding as of June 30, 2026.
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

The carrying and fair values of the Company’s debt were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
June 30, 2026
LIABILITIES
6.750% Senior Notes(1)	$489,038	$—	$502,325	$—
UKSAR Debt(2)	151,045	—	154,395	—
IRCG Debt(3)	105,397	—	107,270	—
	$745,480	$—	$763,990	$—
December 31, 2025
LIABILITIES
6.875% Senior Notes(4)	$397,031	$—	$409,884	$—
UKSAR Debt(2)	160,635	—	159,222	—
IRCG Debt(3)	113,788	—	114,699	—
	$671,454	$—	$683,805	$—
___________________
(1)As of June 30, 2026, the carrying value of unamortized deferred financing fees related to the 6.750% Senior Notes was $11.0 million.
(2)As of June 30, 2026 and December 31, 2025, the carrying values of unamortized deferred financing fees related to the UKSAR Debt were $5.9 million and $6.6 million, respectively.
(3)As of June 30, 2026 and December 31, 2025, the carrying values of unamortized deferred financing fees related to the IRCG Debt were $2.1 million and $2.5 million, respectively.
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
These foreign exchange hedge contracts are accounted for as cash flow hedges. As of June 30, 2026, the Company had no outstanding hedge contracts. As of December 31, 2025, the Company had outstanding hedges contracts that resulted in a $0.2 million liability.
Note 7. COMMITMENTS AND CONTINGENCIES
Capital Commitments - Fleet
The Company’s unfunded capital commitments as of June 30, 2026 consisted primarily of agreements to purchase helicopters and totaled $58.8 million, payable beginning in 2026 and 2027.
Included in these commitments are orders to purchase two AW189 heavy helicopters, scheduled to be delivered in 2026 and 2027, and deposits for preferred aircraft delivery slots on five EL9 aircraft scheduled for delivery between 2029 and 2030 (subject to aircraft certification). In addition, the Company has outstanding options to purchase up to nine additional AW189 helicopters and six H135 light-twin helicopters. If these options are exercised, the AW189 helicopters and H135 helicopters would be scheduled for delivery between 2027 and 2028. The Company may, from time to time, purchase aircraft for which it has no orders. Orders to purchase electric vertical takeoff and landing and short takeoff and landing aircraft, collectively known as Advanced Air Mobility (“AAM”) aircraft, are subject to, among other things, deadlines for regulatory certification of such aircraft and minimum performance requirements. Failure to satisfy such deadlines or requirements would allow such orders to be terminated by the Company without further liability and require the applicable manufacturer to refund certain deposits to the Company. In addition, the Company has outstanding options for several AAM aircraft models with various OEMs that do not involve financial commitments at this time.

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
Note 8. INCOME TAXES
During the three months ended June 30, 2026 and 2025, the Company recorded an income tax expense of $0.1 million, resulting in an effective tax rate of 0.5%, and income tax expense of $20.4 million, resulting in an effective tax rate of 39.1%, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded an income tax expense of $3.6 million, resulting in an effective tax rate of 9.6%, and income tax expense of $30.6 million, resulting in an effective tax rate of 34.1%, respectively. The effective tax rate during the six months ended June 30, 2026 was impacted by the Company’s global mix of earnings in the current year, lower pretax book income and higher tax credit utilization in Nigeria. The effective tax rate during the six months ended June 30, 2025 was impacted by the Company’s global mix of earnings and deductible business interest expense, partially offset by the recognition of certain deferred tax assets.
Note 9. STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in balances for accumulated other comprehensive income (loss), net of tax (in thousands):

	Currency Translation Adjustments	Pension Liability Adjustments(1)	Unrealized gain (loss) on cash flow hedges(2)	Total
Balance as of December 31, 2025	$(16,259)	$(41,432)	$(59)	$(57,750)
Other comprehensive income (loss)	(3,725)	—	273	(3,452)
Reclassified from accumulated other comprehensive loss	—	—	97	97
Income tax expense	—	—	(91)	(91)
Net current period other comprehensive income (loss)	(3,725)	—	279	(3,446)
Foreign exchange rate impact	(811)	811	—	—
Balance as of March 31, 2026	$(20,795)	$(40,621)	$220	$(61,196)
Other comprehensive income (loss)	9,037	—	(213)	8,824
Reclassified from accumulated other comprehensive loss	—	—	39	39
Income tax benefit	—	—	43	43
Net current period other comprehensive income (loss)	9,037	—	(131)	8,906
Foreign exchange rate impact	263	(263)	—	—
Balance as of June 30, 2026	$(11,495)	$(40,884)	$89	$(52,290)
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
The following table shows the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income:
Net income attributable to Bristow Group Inc.	$21,154	$31,748	$34,260	$59,107
Shares of common stock:
Weighted average shares of common stock outstanding – basic	29,616	28,824	29,457	28,746
Net effect of dilutive stock	395	964	592	1,080
Weighted average shares of common stock outstanding – diluted(1)	30,011	29,788	30,049	29,826

Earnings per common share - basic	$0.71	$1.10	$1.16	$2.06
Earnings per common share - diluted	$0.70	$1.07	$1.14	$1.98
__________________
(1)Excludes weighted average shares of common stock of 51,454 and 440,831 for the three months ended June 30, 2026 and 2025, respectively, and 82,281 and 301,988 for the six months ended June 30, 2026 and 2025, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.

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
Financial information by segment for the three months ended June 30, 2026 and 2025 is summarized below (in thousands):

	Offshore Energy Services	Government Services	Other Services	Corporate	Consolidated
Three months ended June 30, 2026
Revenues	$261,618	$112,234	$37,903	$—	$411,755
Less:
Personnel	57,102	35,967	8,124	—	101,193
Repairs and maintenance	42,746	14,081	3,734	—	60,561
Insurance	3,855	1,788	325	—	5,968
Fuel	19,517	4,343	9,468	—	33,328
Leased-in equipment	16,515	10,607	1,743	—	28,865
Other segment costs	38,424	26,851	7,775	—	73,050
Total operating expenses	178,159	93,637	31,169	—	302,965
General and administrative expenses	23,033	11,552	1,460	7,143	43,188
Depreciation and amortization expense	17,098	9,190	2,345	256	28,889
Total costs and expenses	218,290	114,379	34,974	7,399	375,042
Gains on disposal of assets	—	—	—	138	138
Earnings from unconsolidated affiliates	2,725	—	—	—	2,725
Operating income (loss)	$46,053	$(2,145)	$2,929	$(7,261)	$39,576

	Offshore Energy Services	Government Services	Other Services	Corporate	Consolidated
Three months ended June 30, 2025
Revenues	$252,810	$92,499	$31,120	$—	$376,429
Less:
Personnel	55,047	27,271	6,411	—	88,729
Repairs and maintenance	48,078	13,369	3,341	—	64,788
Insurance	3,824	1,948	377	—	6,149
Fuel	12,865	2,681	4,853	—	20,399
Leased-in equipment	15,204	9,699	1,612	—	26,515
Other segment costs	43,640	21,717	6,554	—	71,911
Total operating expenses	178,658	76,685	23,148	—	278,491
General and administrative expenses	23,813	10,230	1,850	8,482	44,375
Depreciation and amortization expense	6,924	7,496	2,679	213	17,312
Total costs and expenses	209,395	94,411	27,677	8,695	340,178
Gains on disposal of assets	—	—	—	6,209	6,209
Earnings from unconsolidated affiliates	180	—	—	—	180
Operating income (loss)	$43,595	$(1,912)	$3,443	$(2,486)	$42,640

Financial information by segment for the six months ended June 30, 2026 and 2025 is summarized below (in thousands):

	Offshore Energy Services	Government Services	Other Services	Corporate	Consolidated
Six months ended June 30, 2026
Revenues	$515,951	$220,104	$64,405	$—	$800,460
Less:
Personnel	120,462	68,593	15,707	—	204,762
Repairs and maintenance	93,327	28,653	7,150	—	129,130
Insurance	7,823	4,104	638	—	12,565
Fuel	32,491	7,160	13,823	—	53,474
Leased-in equipment	33,156	20,707	3,551	—	57,414
Other segment costs	73,404	51,948	13,768	—	139,120
Total operating expenses	360,663	181,165	54,637	—	596,465
General and administrative expenses	46,517	22,474	3,441	15,045	87,477
Depreciation and amortization expense	30,229	17,667	4,743	636	53,275
Total costs and expenses	437,409	221,306	62,821	15,681	737,217
Gains on disposal of assets	—	—	—	7,777	7,777
Earnings from unconsolidated affiliates	3,231	—	—	—	3,231
Operating income (loss)	$81,773	$(1,202)	$1,584	$(7,904)	$74,251

	Offshore Energy Services	Government Services	Other Services	Corporate	Consolidated
Six months ended June 30, 2025
Revenues	$492,595	$178,442	$55,922	$—	$726,959
Less:
Personnel	111,813	51,744	12,483	—	176,040
Repairs and maintenance	94,985	24,730	6,388	—	126,103
Insurance	7,853	4,385	745	—	12,983
Fuel	25,567	4,763	8,944	—	39,274
Leased-in equipment	30,137	19,392	3,035	—	52,564
Other segment costs	81,296	34,588	12,828	—	128,712
Total operating expenses	351,651	139,602	44,423	—	535,676
General and administrative expenses	47,072	19,959	3,445	16,999	87,475
Depreciation and amortization expense	13,794	14,782	5,233	344	34,153
Total costs and expenses	412,517	174,343	53,101	17,343	657,304
Gains on disposal of assets	—	—	—	5,651	5,651
Earnings from unconsolidated affiliates	882	—	—	—	882
Operating income (loss)	$80,960	$4,099	$2,821	$(11,692)	$76,188

Reconciliation of consolidated income (loss) before taxes for the periods reflected below were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating income (loss):
Offshore Energy Services	$46,053	$43,595	$81,773	$80,960
Government Services	(2,145)	(1,912)	(1,202)	4,099
Other Services	2,929	3,443	1,584	2,821
Corporate	(7,261)	(2,486)	(7,904)	(11,692)
Operating income	39,576	42,640	74,251	76,188
Interest income	2,870	2,039	6,788	4,157
Interest expense, net	(12,228)	(10,034)	(26,044)	(19,524)
Loss on extinguishment of debt	—	—	(2,849)	—
Other, net	(8,930)	17,577	(14,283)	28,965
Total other income (expense), net	(18,288)	9,582	(36,388)	13,598
Income before income taxes	$21,288	$52,222	$37,863	$89,786

Total depreciation and amortization expense by segment for the periods reflected below were as follows:

	Offshore Energy Services	Government Services	Other Services	Corporate	Consolidated
Three months ended June 30, 2026
Depreciation and amortization expense	$17,098	$9,190	$2,345	$256	$28,889
PBH amortization(1)	3,386	164	17	—	3,567
Total depreciation and amortization expense	$20,484	$9,354	$2,362	$256	$32,456
Three months ended June 30, 2025
Depreciation and amortization expense	$6,924	$7,496	$2,679	$213	$17,312
PBH amortization(1)	3,069	452	66	—	3,587
Total depreciation and amortization expense	$9,993	$7,948	$2,745	$213	$20,899

	Offshore Energy Services	Government Services	Other Services	Corporate	Consolidated
Six months ended June 30, 2026
Depreciation and amortization expense	$30,229	$17,667	$4,743	$636	$53,275
PBH amortization(1)	4,690	255	53	—	4,998
Total depreciation and amortization expense	$34,919	$17,922	$4,796	$636	$58,273
Six months ended June 30, 2025
Depreciation and amortization expense	$13,794	$14,782	$5,233	$344	$34,153
PBH amortization(1)	5,949	874	170	—	6,993
Total depreciation and amortization expense	$19,743	$15,656	$5,403	$344	$41,146

(1) Power-by-hour (“PBH”) amortization is included within operating expenses on the condensed consolidated statements of operations.
Capital expenditures by segment for the periods reflected below were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Offshore Energy Services	$57,830	$5,690	$90,502	$28,335
Government Services	8,029	22,623	14,746	51,158
Other Services	1,503	3,304	3,428	4,184
Total capital expenditures	$67,362	$31,617	$108,676	$83,677

Segment assets consisting of property and equipment (excluding construction in progress), net of accumulated depreciation and right of use (“ROU”) assets, are reflected below for the periods indicated:

	June 30, 2026	December 31, 2025
Offshore Energy Services	$532,055	$567,284
Government Services	657,895	620,820
Other Services	57,133	59,585
Total segment assets	$1,247,083	$1,247,689
Corporate	1,463	2,058
Construction-in-progress	160,575	144,587
Total long-lived assets	$1,409,121	$1,394,334
Note 12. SUBSEQUENT EVENTS
Acquisition of Berry Aviation
On June 23, 2026, the Company announced that it had entered into a definitive agreement to acquire Berry Aviation, Inc. ("Berry Aviation") for $105.0 million, in an all-cash transaction, subject to customary purchase price adjustments. On July 13, 2026, the Company completed the acquisition of Berry Aviation. The acquisition is expected to enhance the Company’s Government Services offerings and add differentiated special mission capabilities. Berry Aviation provides a range of aviation services, including special missions, intelligence, surveillance and reconnaissance operations, maintenance, repair and overhaul services, training and mission support, unmanned aerial systems design and development capabilities, and on-demand cargo logistics.
The acquisition will be accounted for as a business combination under ASC 805, Business Combinations. The Company is in the process of determining the purchase price allocation. As such, the initial accounting for the acquisition has not been completed as of the date of these condensed consolidated financial statements.

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
In the discussions that follow, the terms “Current Quarter” and “Preceding Quarter” refer to the three months ended June 30, 2026 and March 31, 2026, respectively, and “Current Year” and “Prior Year” refer to the six months ended June 30, 2026 and 2025, respectively.
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
•the possibility that we may be unable to maintain compliance with covenants in our financing or other agreements;
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
•the possibility of changes in tax, environmental, trade, immigration and other laws and regulations and policies, including, without limitation, tariffs and actions of the governments that impact the aviation industry, oil and gas operations, favor renewable energy projects or address climate change;
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
•the possibility that reductions in spending on aviation services by governmental agencies where we are seeking contracts could adversely affect or lead to modifications of the procurement process or that such reductions in spending could adversely affect Government Services contract terms or otherwise delay service or the receipt of payments under such contracts; and
•the effectiveness of our environmental, social and governance initiatives.
The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. All forward-looking statements in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and are only made as of the date of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q should be evaluated together with the many uncertainties that affect our businesses, particularly those discussed in greater detail in Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report on Form 10-K and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors” of the Company’s subsequent Quarterly Reports on Form 10-Q.
We disclaim any obligation or undertaking, other than as required by law, to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based, whether as a result of new information, future events or otherwise.

Overview
Bristow Group Inc. is a leading global provider of mission-critical aviation services for government entities, offshore energy companies and other customers around the world. Our business is comprised of three operating segments: Offshore Energy Services (OES), Government Services and Other Services. Through the use of helicopters, fixed-wing aircraft, unmanned aerial systems (UAS) and highly skilled personnel, we provide aviation services such as personnel transportation, offshore energy logistics, search and rescue (SAR), special missions, intelligence, surveillance and reconnaissance (ISR) operations, maintenance, repair and overhaul (MRO) services, medevac, unmanned systems, on-demand cargo logistics (ODC) and other specialized aviation solutions. We are also involved in various advanced air mobility (AAM) initiatives and emerging next-generation aviation technologies.
Our diversified customer and revenue mix, coupled with our broad geographic footprint, supports a durable and balanced business profile. We currently have a presence in Australia, Benin, Brazil, Canada, Chile, Djibouti, the Dutch Caribbean, the Falkland Islands, Ireland, Kenya, the Marshall Islands, the Netherlands, Nigeria, Norway, the Philippines, Spain, Suriname, Trinidad, the United Kingdom (“UK”) and the United States (“U.S .”).
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
Recent Developments
Acquisition of Berry Aviation
In July 2026, the Company completed its acquisition of Berry Aviation, Inc. (“Berry Aviation”) for $105.0 million, in an all-cash transaction, subject to customary purchase price adjustments. Berry Aviation is expected to add differentiated capabilities that further strengthen the Company’s Government Services offering, including special missions, intelligence, surveillance and reconnaissance (ISR) operations, maintenance, repair and overhaul (MRO) services, training and mission support, unmanned aerial systems (UAS) design and development capabilities, and on-demand cargo logistics (ODC). The acquisition is also expected to support a more diversified and balanced business profile.
Exit of Norway Offshore Energy Services Business
In June 2026, the Company announced plans to pursue the sale of its Norway Offshore Energy Services business as part of its portfolio optimization strategy. The planned divestiture aligns with the Company's disciplined approach to capital allocation and strategic portfolio management. The timing and structure of any potential transaction remain subject to market conditions and other considerations.
2025 Sustainability Report
In May 2026, the Company announced the release of its 2025 Sustainability Report, highlighting significant achievements in advanced air mobility (“AAM”), safety performance, environmental stewardship, governance and community engagement. The report highlights safety as the Company’s number one Core Value and foundation of its business. In 2025, the Company had a 13% reduction in lost workdays compared to the prior year, reflecting the discipline, training, and culture behind its Target Zero commitment. The Company’s Search and Rescue (“SAR”) operations completed 4,416 missions, logging 15,861 operating hours and assisting or rescuing 784 people worldwide. The Company also continued to advance its AAM initiatives, conducting 103 electric aircraft flights totaling more than 7,000 nautical miles. Information on our website, including the Company’s 2025 Sustainability Report, is not incorporated by reference into this Quarterly Report on Form 10-Q.

Fleet Information
The management of our fleet involves a careful evaluation of the expected demand for aviation services across global markets, segments and the types of aircraft needed to meet this demand. Heavy and medium helicopters can fly longer distances, carry heavier payloads than light helicopters and are usually equipped with sophisticated avionics permitting them to operate in more demanding weather conditions and difficult climates. Heavy and medium helicopters are most commonly used for crew changes on large offshore production facilities and drilling rigs servicing the offshore energy industry and for SAR operations.
The table below presents the number of aircraft in our fleet as of June 30, 2026, their distribution among the segments through which we operate, as a percentage of total revenues for the three months ended June 30, 2026, and the number of aircraft not yet reflected in our fleet as they were on order or under construction as of June 30, 2026.

	Percentage of Total Revenues	Helicopters				Fixed Wing	UAS
		Heavy	Medium	Light Twin	Light Single			Total
Offshore Energy Services	65%	59	62	12	—	—	—	133
Government Services	27%	31	10	3	20	—	3	67
Other Services	8%	—	—	—	5	13	—	18
Total	100%	90	72	15	25	13	3	218
Aircraft not currently in fleet:
Under construction(1)(3)		4	—	—	—	—	—	4
Options(2)		9	—	6	—	—	—	15
______________________
(1)Under construction reflects new aircraft that the Company has either taken possession of and are undergoing additional configuration before being placed into service or are currently under construction by the Original Equipment Manufacturer (“OEM”) and pending delivery. Includes four AW189 heavy helicopters (of which one was delivered and is undergoing additional configuration).
(2)Options include nine AW189 heavy helicopters and six H135 light-twin helicopters.
(3)Excludes leased aircraft in the Company’s possession but not yet placed in service and any orders or options for electric/hybrid vertical takeoff and landing and short takeoff and landing aircraft, collectively known as AAM aircraft, that may have deposits but are pending regulatory certification.

The following table identifies the types of aircraft that comprise our fleet and the number of those aircraft in our fleet as of June 30, 2026.

	Number of Aircraft
Type	Owned Aircraft(1)	Leased Aircraft	Total Aircraft	Maximum Passenger Capacity	Average Age (years)(1)
Heavy Helicopters:
S92	32	28	60	19	16
AW189	25	5	30	16	8
	57	33	90
Medium Helicopters:
AW139	47	9	56	12	14
S76 D/C++	12	—	12	12	14
H160	—	4	4	12	—
	59	13	72
Light—Twin Engine Helicopters:
AW109	3	—	3	7	19
H135	12	—	12	6	10
	15	—	15
Light—Single Engine Helicopters:
AS350	12	—	12	4	27
AW119	13	—	13	7	20
	25	—	25
Total Helicopters	156	46	202		14
Fixed Wing	8	5	13
Unmanned Aerial Systems (“UAS”)	3	—	3
Total Fleet(2)	167	51	218
______________________
(1)Reflects the average age of helicopters that are owned by the Company.
(2)Does not include certain aircraft shown in the under construction line in the segment fleet table above. Upon completion of additional configuration, the newly-delivered aircraft will appear in the fleet table above when placed into service.

Results of Operations for Current Quarter compared to Preceding Quarter
(in thousands, except percentages)
The following table presents our operating results and other statement of operations information for the Current Quarter and Preceding Quarter.

	Three Months Ended		Favorable (Unfavorable)
	June 30, 2026	March 31, 2026
Revenues:
Offshore Energy Services:
Europe	$104,566	$98,651	$5,915	6.0%
Americas	106,619	105,399	1,220	1.2%
Africa	50,433	50,283	150	0.3%
Total Offshore Energy Services	261,618	254,333	7,285	2.9%
Government Services	112,234	107,870	4,364	4.0%
Other Services	37,903	26,502	11,401	43.0%
Total revenues	411,755	388,705	23,050	5.9%

Operating income (loss):
Offshore Energy Services	46,053	35,720	10,333	28.9%
Government Services	(2,145)	943	(3,088)	nm
Other Services	2,929	(1,345)	4,274	nm
Corporate	(7,261)	(643)	(6,618)	nm
Total operating income	39,576	34,675	4,901	14.1%
Interest income	2,870	3,918	(1,048)	(26.7)%
Interest expense, net	(12,228)	(13,816)	1,588	11.5%
Loss on extinguishment of debt	—	(2,849)	2,849	nm
Other, net	(8,930)	(5,353)	(3,577)	(66.8)%
Total other income (expense), net	(18,288)	(18,100)	(188)	(1.0)%
Income before income taxes	21,288	16,575	4,713	28.4%
Income tax expense	(108)	(3,510)	3,402	96.9%
Net income	21,180	13,065	8,115	62.1%
Net loss (income) attributable to noncontrolling interests	(26)	41	(67)	nm
Net income attributable to Bristow Group Inc.	$21,154	$13,106	$8,048	61.4%

Operating income margins:
Offshore Energy Services	18%	14%
Government Services	(2)%	1%
Other Services	8%	(5)%
__________________
nm = Not Meaningful
Flight Hours by Segment

	Three Months Ended		Favorable (Unfavorable)
	June 30, 2026	March 31, 2026
Offshore Energy Services:
Europe	7,658	8,217	(559)	(6.8)%
Americas	10,112	10,470	(358)	(3.4)%
Africa	5,288	5,545	(257)	(4.6)%
Total Offshore Energy Services	23,058	24,232	(1,174)	(4.8)%
Government Services	4,620	4,051	569	14.0%
Other Services	3,697	3,337	360	10.8%
	31,375	31,620	(245)	(0.8)%

Offshore Energy Services
Revenues from Offshore Energy Services were $7.3 million higher in the Current Quarter. Revenues in Europe were $5.9 million higher primarily due to higher rates and higher fuel revenues, partially offset by lower utilization. Revenues in the Americas were $1.2 million higher primarily due to higher fuel revenues driven by higher fuel prices, partially offset by lower utilization. Revenues in Africa were consistent with the Preceding Quarter.
Operating income from Offshore Energy Services was $10.3 million higher in the Current Quarter primarily due to the higher revenues, lower operating expenses of $4.3 million, higher earnings from unconsolidated affiliates of $2.2 million and lower general and administrative expenses of $0.5 million, partially offset by higher depreciation and amortization expense of $4.0 million.
Repairs and maintenance costs were $7.8 million lower in the Current Quarter primarily due to higher vendor credits. Personnel costs were $6.3 million lower primarily due to seasonal personnel cost variations in Norway. Fuel costs were $6.5 million higher due to higher global fuel prices, partially offset by lower flight hours. Other operating costs were $3.4 million higher primarily due to higher freight costs, reimbursable expenses, lease costs and training costs. Earnings from unconsolidated affiliates were $2.2 million higher in the Current Quarter primarily due to the timing of dividends received. Depreciation and amortization expense was higher primarily due to accelerated depreciation of assets related to a leased facility in the U.S. and capital spare parts associated with S76D medium helicopters. The decrease in general and administrative expenses was primarily due to seasonal personnel cost variations in Norway.
Government Services
Revenues from Government Services were $4.4 million higher in the Current Quarter. UKSAR revenues were $1.6 million higher primarily due to the commencement of operations at two second-generation UK search and rescue (“UKSAR2G”) seasonal bases and increased rates from annual rate escalations. Irish Coast Guard ("IRCG") revenues were $1.5 million higher primarily due to the full-quarter impact of the Waterford base that commenced operations in the Preceding Quarter. Revenues in the U.S. were $1.0 million higher primarily due to higher utilization. Penalties related to aircraft availability, which has been adversely impacted by continued supply chain challenges, have remained elevated in the Current Quarter but were consistent with the Preceding Quarter. Fuel revenues were consistent with the Preceding Quarter, despite increases in global fuel prices, due to contractual lags in rebilling fuel costs under UKSAR2G.
Operating loss was $2.1 million in the Current Quarter compared to operating income of $0.9 million in the Preceding Quarter primarily due to higher operating expenses of $6.1 million, higher depreciation and amortization expense of $0.7 million and higher general and administrative expenses of $0.6 million, partially offset by the higher revenues.
Personnel costs were $3.3 million higher due to the commencement of operations at certain UKSAR2G and IRCG bases, including full quarter impacts of costs that were previously deferred of $1.8 million, increased overtime costs to support the ongoing transitions of $1.0 million and one-time salary adjustments related to a labor agreement in the UK of $0.5 million. Other operating costs related to the ongoing contract transitions in the UK and Ireland were $1.3 million higher, primarily due to increased training, travel between bases, and higher base and facilities costs. Fuel costs were $1.5 million higher due to higher global fuel prices, and while fuel is typically a pass-through, there are delays between when the Company incurs the cost of fuel at prevailing market prices and is then able to recoup the fuel expense under UKSAR2G. Depreciation and amortization expense was higher primarily due to the full quarter impact of a helicopter and other assets placed into service in the Current Quarter for UKSAR2G. The increase in general and administrative expenses was primarily due to higher professional services fees and higher personnel costs.
In summary, the operating income margin in the Current Quarter was adversely impacted by total penalties related to aircraft availability of $3.6 million, fuel expenses in excess of fuel revenues of $1.5 million, and certain transition costs that have persisted beyond the commencement of operations at select bases.
Other Services
Revenues from Other Services were $11.4 million higher in the Current Quarter primarily due to higher seasonal utilization and higher fuel revenues. Operating income was $2.9 million in the Current Quarter compared to an operating loss of $1.3 million in the Preceding Quarter, primarily due to the higher seasonal revenues and lower general and administrative expenses of $0.5 million, partially offset by higher operating expenses of $7.7 million related to increased activity and higher fuel prices.
Corporate
Operating loss was $6.6 million higher in the Current Quarter primarily due to lower net gains on asset dispositions of $7.5 million, partially offset by lower general and administrative expenses of $0.8 million due to lower compensation costs related to lower headcount. During the Current Quarter, the Company sold one AW139 medium helicopter, one AS365 medium helicopter, one fixed wing aircraft and various other assets, resulting in net gains of $0.1 million. During the Preceding Quarter, the Company sold two heavy helicopters and various other assets resulting in net gains of $7.6 million.
Interest income was $1.0 million lower primarily due to income earned from U.S. Treasury bill investments on escrowed funds in the Preceding Quarter.
Interest expense was $1.6 million lower primarily due to the concurrent interest expense incurred during the refinancing of the Company’s 6.875% Senior Secured Notes in the Preceding Quarter, partially offset by a full quarter of interest expense incurred on the 6.750% Senior Secured Notes.
Loss on extinguishment of debt was $2.8 million in the Preceding Quarter due to the write-off of unamortized deferred financing fees associated with the redemption of the 6.875% Senior Notes.
Other expense, net of $8.9 million in the Current Quarter was primarily due to non-cash foreign exchange losses of $7.7 million and pension-related costs of $1.9 million, partially offset by gains related to insurance claims of $0.7 million. Other expense, net of $5.4 million in the Preceding Quarter was primarily due to non-cash foreign exchange losses.
Income tax expense was $3.4 million lower in the Current Quarter primarily due to higher tax credit utilization in Nigeria.

Results of Operations for Current Year compared to Prior Year
(in thousands, except percentages)
The following table presents our operating results and other statement of operations information for the Current Year and Prior Year:

	Six Months Ended
	June 30,
	2026	2025	Favorable (Unfavorable)
Revenues:
Offshore Energy Services:
Europe	$203,217	$208,843	$(5,626)	(2.7)%
Americas	212,018	186,799	25,219	13.5%
Africa	100,716	96,953	3,763	3.9%
Total Offshore Energy Services	515,951	492,595	23,356	4.7%
Government Services	220,104	178,442	41,662	23.3%
Other Services	64,405	55,922	8,483	15.2%
Total revenues	800,460	726,959	73,501	10.1%

Operating income (loss):
Offshore Energy Services	81,773	80,960	813	1.0%
Government Services	(1,202)	4,099	(5,301)	nm
Other Services	1,584	2,821	(1,237)	(43.8)%
Corporate	(7,904)	(11,692)	3,788	32.4%
Total operating income	74,251	76,188	(1,937)	(2.5)%
Interest income	6,788	4,157	2,631	63.3%
Interest expense, net	(26,044)	(19,524)	(6,520)	(33.4)%
Loss on extinguishment of debt	(2,849)	—	(2,849)	nm
Other, net	(14,283)	28,965	(43,248)	nm
Total other income (expense), net	(36,388)	13,598	(49,986)	nm
Income before income taxes	37,863	89,786	(51,923)	(57.8)%
Income tax expense	(3,618)	(30,626)	27,008	88.2%
Net income	34,245	59,160	(24,915)	(42.1)%
Net loss (income) attributable to noncontrolling interests	15	(53)	68	nm
Net income attributable to Bristow Group Inc.	$34,260	$59,107	$(24,847)	(42.0)%

Operating income margins:
Offshore Energy Services	16%	16%
Government Services	(1)%	2%
Other Services	2%	5%
Flight Hours by Segment

	Six Months Ended
	June 30,
	2026	2025	Favorable (Unfavorable)
Offshore Energy Services:
Europe	15,875	17,587	(1,712)	(9.7)%
Americas	20,582	20,702	(120)	(0.6)%
Africa	10,833	9,611	1,222	12.7%
Total Offshore Energy Services	47,290	47,900	(610)	(1.3)%
Government Services	8,671	8,809	(138)	(1.6)%
Other Services	7,034	7,084	(50)	(0.7)%
	62,995	63,793	(798)	(1.3)%

Offshore Energy Services
Revenues from Offshore Energy Services were $23.4 million higher in the Current Year. Revenues in the Americas were $25.2 million higher primarily due to higher utilization in Brazil and Trinidad and higher rates in the U.S and Canada. Revenues in Africa were $3.8 million higher primarily due to lower penalties related to aircraft availability, higher rates, higher utilization and higher fuel revenues due to higher fuel prices, partially offset by the conclusion of fixed-wing operations. Revenues in Europe were $5.6 million lower primarily due to lower utilization and lower reimbursable revenues, partially offset by favorable foreign exchange rate impacts, higher rates and lower penalties related to aircraft availability.
Operating income was $0.8 million higher in the Current Year primarily due to the higher revenues and higher earnings from unconsolidated affiliates of $2.3 million coupled with lower general and administrative expenses of $0.6 million, partially offset by higher depreciation and amortization expense of $16.4 million and higher operating expenses of $9.0 million.
Earnings from unconsolidated affiliates were higher in the Current Year primarily due to the timing of dividends received. The decrease in general and administrative expenses was primarily due to lower IT and travel costs, partially offset by higher professional services fees. Depreciation and amortization expense was higher primarily due to the acceleration of depreciation on S76D medium helicopters and depreciation related to a base closure. Personnel costs were $8.6 million higher primarily due to increased headcount in Brazil and Africa related to increased activity, unfavorable foreign exchange rate impacts and higher overtime and benefits costs in Norway, partially offset by decreased headcount in the UK and the U.S. Fuel costs were $6.9 million higher primarily due to higher global fuel prices. Leased-in equipment costs were $3.0 million higher primarily due to increased aircraft and facilities leases. Other operating costs were $7.9 million lower primarily due to lower subcontractor costs, reimbursable expenses and training costs, partially offset by higher property and other taxes, freight costs and passenger and landing fees. Repairs and maintenance costs were $1.7 million lower primarily due to higher vendor credits.
Government Services
Revenues from Government Services were $41.7 million higher in the Current Year primarily due to the commencement of the IRCG and UKSAR2G operations of $34.3 million, favorable foreign exchange rate impacts of $8.0 million and higher fuel revenues of $1.0 million, partially offset by higher penalties of $1.9 million due to aircraft availability primarily attributable to OEM delays in the UK and Ireland, which have remained elevated in the Current Year.
Operating income was $5.3 million lower primarily due to higher operating expenses of $41.6 million, higher depreciation and amortization expense of $2.9 million and higher general and administrative expenses of $2.5 million, offsetting the increased revenues.
Other operating costs were $17.4 million higher primarily due to higher pass-through subcontractor costs related to the fixed wing element of the IRCG and UKSAR2G contracts, increased amortization of deferred costs for the bases that have commenced operations and higher training costs. Personnel costs were $16.8 million higher primarily due to increased headcount in Ireland and the recognition of costs that were previously deferred until the commencement of operations at the IRCG and UKSAR2G bases. Leased-in equipment costs were $1.3 million higher due to additional leased operating bases in the UK and Ireland. Repairs and maintenance costs were $3.9 million higher due to the timing of repairs. Fuel costs were $2.4 million higher due to higher global fuel prices and increased activity. Depreciation and amortization expense was $2.9 million higher due to the additional assets placed into service for IRCG and UKSAR2G. General and administrative expenses were $2.5 million higher primarily due to higher personnel costs related to the commencement of operations at IRCG.
In summary, the operating income margin in the Current Year was adversely impacted by total penalties related to aircraft availability of $6.6 million in the UK and Ireland, fuel expenses in excess of fuel revenues of $1.4 million and certain transition costs that have persisted beyond the commencement of operations at select bases.

Other Services
Revenues from Other Services were $8.5 million higher in the Current Year primarily due to increased activity in Australia, partially offset by lower revenues resulting from the conclusion of certain dry-lease contracts. Operating income from Other Services was $1.2 million lower primarily due to higher operating expenses of $10.2 million, offsetting the higher revenues of $8.5 million, and lower depreciation and amortization expenses of $0.5 million. Fuel costs were $4.9 million higher due to higher fuel prices. Personnel costs were $3.2 million higher due to increased headcount. Repairs and maintenance and other operating costs were $1.7 million higher primarily due to higher activity.
Corporate
Operating losses were $3.8 million lower than the Prior Year primarily due to increased gains on disposal of assets of $2.1 million and lower general and administrative expenses of $2.0 million. During the Current Year, the Company sold or otherwise disposed of one AW189 heavy helicopter as part of a sale lease-back transaction, one S92 heavy helicopter, one AS365 medium helicopter, one AW139 medium helicopter and various other assets resulting in net gains of $7.8 million. During the Prior Year, the Company sold or otherwise disposed of two AW139 medium helicopters and various other assets, resulting in net gains of $5.7 million.
Interest income was $2.6 million higher in the Current Year primarily due to higher investment balances and income from U.S. Treasury bill investments related to escrowed funds used in the satisfaction and discharge of the 6.875% Senior Secured Notes.
Interest expense, net was $6.5 million higher in the Current Year primarily due to lower capitalized interest related to aircraft that were placed into service of $4.5 million, higher interest expense of $2.8 million on higher debt balances and concurrent interest expense incurred during the refinancing of the Senior Secured Notes, partially offset by lower amortization of deferred financing costs of $0.7 million due to prepayments of principal on the Company’s UKSAR Debt in the Prior Year.
Other expense, net was $14.3 million in the Current Year primarily due to foreign exchange losses of $12.2 million and pension-related costs of $2.8 million, partially offset by other income of $0.7 million related to gains on insurance proceeds. Other income, net was $29.0 million in the Prior Year primarily due to foreign exchange gains.
Income tax expense was $27.0 million lower in the Current Year primarily due to lower pretax book income.
Liquidity and Capital Resources
General
As of June 30, 2026, we had $312.3 million of unrestricted cash and $59.3 million of remaining availability under our ABL Facility for total liquidity of $371.6 million. As of June 30, 2026, approximately 43% of our total cash balance was held outside the U.S. Most of our cash held outside the U.S. could be repatriated to the U.S., and any such repatriation could be subject to additional taxes. If cash held by non-U.S. operations is required for funding operations in the U.S., we may make a provision for additional taxes in connection with repatriating this cash, which is not expected to have a significant impact on our results of operations.
Summary of Cash Flows

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$32,826	$98,436
Investing activities	(78,649)	(59,588)
Financing activities	56,546	(27,786)
Operating Activities
Operating cash flows were $65.6 million lower in the Current Year primarily due to the net working capital uses of cash and lower net income. Working capital uses of $71.5 million in the Current Year primarily resulted from an increase in accounts receivables due to increased activity, increases in other assets primarily related to start-up costs for new Government Services contracts as the costs are incurred prior to the full commencement of revenues and a decrease in accounts payables and accrued liabilities primarily related to the timing of tax and OEM vendor payments at the end of the Current Quarter.
Working capital uses of $22.3 million in the Prior Year primarily resulted from increases in inventory to support new contracts and to mitigate risks related to supply chain constraints and an increase in other assets primarily related to start-up costs for new Government Services contracts.
Investing Activities
During the Current Year, net cash used in investing activities was $78.6 million consisting of:
•Capital expenditures of $108.7 million primarily related to payments for aircraft, leasehold improvements and purchases of equipment, partially offset by
•Proceeds of $30.0 million from the sale of assets.
During the Prior Year, net cash used in investing activities was $59.6 million consisting of:
•Capital expenditures of $83.7 million primarily related to payments for aircraft, leasehold improvements and purchases of equipment, partially offset by
•Proceeds of $24.1 million from the sale of assets.
Financing Activities
During the Current Year, net cash provided by financing activities was $56.5 million primarily consisting of:
•Proceeds from borrowings of $500.0 million from the issuance of 6.750% Senior Notes, partially offset by
•Repayments of debt of $413.7 million primarily related to the refinancing of the 6.875% Senior Notes and principal payments on secured equipment term loans,
•Debt issuance costs of $11.9 million,
•Share repurchases of $11.0 million, and
•Dividend payments of $7.4 million.
During the Prior Year, net cash used in financing activities was $27.8 million primarily consisting of:
•Repayments of debt of $24.9 million related to the principal payments on secured equipment term loans, and
•Share repurchases of $8.5 million, partially offset by
•Proceeds from borrowings of $5.8 million.
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
Capital Allocation Framework
We consistently evaluate the best uses of our cash flow and aim to yield the highest value and return on capital. Our capital allocation strategy includes the following:
Balance Sheet:
•Protect and maintain strong balance sheet and liquidity position. During the six months ended June 30, 2026, we completed the refinancing of our senior notes and ABL at lower rates and extended maturity dates in support of this target.
•Structure leases and debt to facilitate financial flexibility.

Growth:
•Pursue high impact, high return organic growth opportunities, which currently prioritizes the completion of the UKSAR2G contract transition. We are also currently upgrading our fleet with new AW189 helicopters configured for OES operations to meet customer demand and enhance profitability.
•Assess other growth opportunities through potential mergers and acquisitions. We completed the acquisition of Berry Aviation, a provider of a broad range of aviation services, such as special missions, intelligence, surveillance and reconnaissance (ISR) operations, maintenance, repair and overhaul (MRO) services, training and mission support, UAS design and development capabilities, on-demand cargo (ODC) logistics for blue chip end-customers and aftermarket supply-chain aviation solutions. We also announced plans to pursue the sale of our Norway Offshore Energy Services business as part of our portfolio optimization strategy. The planned divestiture aligns with the Company's disciplined approach to capital allocation and strategic portfolio management. In addition, we are pursuing various AAM opportunities.
Shareholder Capital Returns:
•Pay a quarterly cash dividend. Bristow’s quarterly cash dividend program commenced in the first quarter of 2026, with an initial dividend payment of $0.125 per share ($0.50 per share annualized).
•Opportunistically buy back shares using our $125 million share repurchase program. As of June 30, 2026, $121.0 million remained available of the $125.0 million stock purchase program authorized in February 2025.
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
As of June 30, 2026, we had no near-term debt maturities, other than the current portion of long-term debt of $27.4 million, and our total debt balance, net of deferred financing fees, was $745.5 million which was comprised of the 6.750% Senior Notes due in February 2033, the UKSAR Debt maturing in March 2036, and the IRCG Debt maturing in June 2031.
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
As of June 30, 2026, we had unfunded capital commitments of $58.8 million, consisting primarily of agreements to purchase two AW189 heavy helicopters, scheduled to be delivered in 2026 and 2027, and deposits for preferred aircraft delivery slots on five EL9 aircraft scheduled for delivery between 2029 and 2030 (subject to aircraft certification). In addition, the Company has outstanding options to purchase up to nine additional AW189 helicopters and six H135 light-twin helicopters. If these options are exercised, the AW189 helicopters and H135 helicopters would be scheduled for delivery between 2027 and 2028. The Company may, from time to time, purchase aircraft for which it has no orders. Orders to purchase electric vertical takeoff and landing and short takeoff and landing aircraft, collectively known as AAM aircraft, are subject to, among other things, deadlines for regulatory certification of such aircraft and minimum performance requirements. Failure to satisfy such deadlines or requirements would allow such orders to be terminated by the Company without further liability and require the applicable manufacturer to refund certain deposits to the Company. In addition, the Company has outstanding options for several AAM aircraft models with various OEMs that do not involve financial commitments at this time.
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
As of June 30, 2026, aggregate undiscounted future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year were as follows (in thousands):

	Aircraft	Other	Total
Remaining in 2026	$38,261	$5,909	$44,170
2027	59,269	8,480	67,749
2028	42,202	6,845	49,047
2029	23,540	4,615	28,155
2030	16,404	2,121	18,525
Thereafter	54,478	9,350	63,828
	$234,154	$37,320	$271,474
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
Item 4. Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated, with reasonable assurance, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.
During the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Additionally, the market price of fuel has historically fluctuated substantially and continues to be volatile due to a multitude of unpredictable factors, including global crude oil prices, fuel supply and demand, geopolitical conflicts and instability, natural disasters, and fuel production and transportation infrastructure, as well as other, indirect factors. Changes in any of these factors could drive rapid, significant changes in fuel prices in short periods of time. For example, we are currently experiencing increased fuel prices due to the ongoing conflict with Iran. Although we are able to recoup fuel costs from our customers through the majority of our contracts, we may experience delays from the time the costs are incurred and the period in which we are able to assess such costs to our customers. Additionally, we may be unable to increase our rates enough to fully offset the impact of increases in fuel prices on certain contracts and in markets such as our regular passenger transport business in Australia, especially if such price increases were to sustain for a prolonged period. Therefore, any increase in our rates to offset increased fuel prices may take several months to implement, may not be sustainable, may reduce general demand for our services and may also eventually impact our operations, strategic growth and investment plans for the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information regarding our repurchases of shares of our common stock on a monthly basis during the three months ended June 30, 2026:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2026 - April 30, 2026	12	$49.37	—	$120,979,892
May 1, 2026 - May 31, 2026	—	$—	—	$120,979,892
June 1, 2026 - June 30, 2026	196	$41.92	—	$120,979,892
___________________________
(1)Reflects 208 shares purchased in connection with the surrender of stock by employees to satisfy certain tax withholding obligations from stock vesting. These repurchases are not a part of our publicly announced program and do not affect our Board-approved stock repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Exhibit
2.1‡
Agreement and Plan of Merger, dated as of June 22, 2026, by and among Berry Aviation, Inc., Berry Acquisition, LLC, Starlift Merger Sub LLC, Bristow Group Inc. and Shareholder Representative Services LLC (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2026 (File No. 001-35701)).

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

10.1
Amendment No. 4 to Bristow Group Inc. 2021 Equity Incentive Plan (incorporated herein by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 20, 2026) (File No. 001-35701).

31.1*	Rule 13a-14(a) Certification by Chief Executive Officer of Registrant.
31.2*	Rule 13a-14(a) Certification by Chief Financial Officer of Registrant.
32.1**	Certification of Chief Executive Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
‡	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRISTOW GROUP INC.

By:	/s/ Jennifer D. Whalen
Jennifer D. Whalen Senior Vice President, Chief Financial Officer

By:	/s/ Donna L. Anderson
Donna L. Anderson Vice President, Chief Accounting Officer
DATE: August 4, 2026