Form 10-Q
period 2026-09-30
Bristow Group Inc.
filed 2026-11-04
CIK 1525221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________________________
FORM 10-Q
________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	001-35701
Bristow Group Inc.
(Exact name of registrant as specified in its charter)

Delaware		72-1455213
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

3151 Briarpark Drive, Suite 700
Houston,	Texas	77042
(Address of Principal Executive Offices)		(Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
The total number of shares of common stock (in thousands), par value $0.01 per share, outstanding as of October 30, 2026 was 29,097. The Registrant has no other class of common stock outstanding.

BRISTOW GROUP INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenues	$437,920	$386,289	$1,238,380	$1,113,248
Costs and expenses:
Operating expenses
Personnel	108,306	98,581	313,068	274,621
Repairs and maintenance	60,153	55,537	189,283	181,640
Insurance	6,622	5,778	19,187	18,761
Fuel	29,541	21,396	83,015	60,670
Leased-in equipment	30,981	26,714	88,395	79,278
Other	76,708	75,047	215,828	203,759
Total operating expenses	312,311	283,053	908,776	818,729
General and administrative expenses	50,804	43,205	138,281	130,680
Depreciation and amortization expense	29,478	17,739	82,753	51,892
Total costs and expenses	392,593	343,997	1,129,810	1,001,301
Gains on disposal of assets	1,939	8,245	9,716	13,896
Earnings (losses) from unconsolidated affiliates	437	(2)	3,668	880
Operating income	47,703	50,535	121,954	126,723
Interest income	2,180	2,262	8,968	6,419
Interest expense, net	(11,924)	(9,962)	(37,968)	(29,486)
Loss on extinguishment of debt	—	—	(2,849)	—
Other, net	(1,046)	(3,087)	(15,329)	25,878
Total other income (expense), net	(10,790)	(10,787)	(47,178)	2,811
Income before income taxes	36,913	39,748	74,776	129,534
Income tax benefit (expense)	(9,143)	11,843	(12,761)	(18,783)
Net income	27,770	51,591	62,015	110,751
Net income attributable to noncontrolling interests	(40)	(47)	(25)	(100)
Net income attributable to Bristow Group Inc.	$27,730	$51,544	$61,990	$110,651
Earnings per common share:
Basic	$0.94	$1.79	$2.11	$3.84
Diluted	$0.93	$1.72	$2.07	$3.71
Weighted average shares of common stock outstanding:
Basic	29,407	28,867	29,440	28,787
Diluted	29,852	29,932	29,975	29,858

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$27,770	$51,591	$62,015	$110,751
Other comprehensive income (loss):
Currency translation adjustments	3,592	(5,785)	8,356	32,390
Pension liability adjustments	(72)	840	476	(3,235)
Unrealized gains (losses) on cash flow hedges, net	(253)	414	(105)	115
Total other comprehensive income (loss), net of tax	3,267	(4,531)	8,727	29,270
Total comprehensive income	31,037	47,060	70,742	140,021
Net comprehensive income attributable to noncontrolling interests	(40)	(47)	(25)	(100)
Total comprehensive income attributable to Bristow Group Inc.	$30,997	$47,013	$70,717	$139,921

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$233,378	$286,208
Restricted cash	2,454	7,423
Accounts receivable, net of allowance of $182 and $181, respectively	263,212	217,102
Inventories	151,145	132,727
Prepaid expenses and other current assets	58,592	50,828
Total current assets	708,781	694,288
Property and equipment, net of accumulated depreciation of $391,608 and $341,888, respectively	1,214,959	1,152,668
Investment in unconsolidated affiliates	25,020	23,852
Right-of-use assets	236,119	241,666
Goodwill	23,425	—
Other assets	211,507	198,787
Total assets	$2,419,811	$2,311,261
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,437	$86,286
Accrued wages, benefits and related taxes	59,794	68,654
Income taxes payable and other accrued taxes	23,779	22,759
Deferred revenue	39,048	22,440
Accrued maintenance and repairs	26,269	28,793
Current portion of operating lease liabilities	67,389	77,038
Accrued interest and other accrued liabilities	32,519	31,317
Current maturities of long-term debt	27,360	27,943
Total current liabilities	355,595	365,230
Long-term debt, less current maturities	714,379	643,511
Other liabilities and deferred credits	37,595	31,782
Deferred taxes	50,106	46,571
Long-term operating lease liabilities	166,592	164,544
Total liabilities	1,324,267	1,251,638
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value, 110,000 authorized; 33,066 and 32,357 issued, respectively, and 29,097 and 29,177 outstanding, respectively	332	325
Additional paid-in capital	775,228	762,520
Retained earnings	492,289	441,739
Treasury stock, at cost; 3,969 and 3,180 shares, respectively	(123,225)	(87,129)
Accumulated other comprehensive loss	(49,023)	(57,750)
Total Bristow Group Inc. stockholders’ equity	1,095,601	1,059,705
Noncontrolling interests	(57)	(82)
Total stockholders’ equity	1,095,544	1,059,623
Total liabilities and stockholders’ equity	$2,419,811	$2,311,261

See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited, in thousands)

	Total Bristow Group Inc. Stockholders’ Equity
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
December 31, 2025	$325	29,177	$762,520	$441,739	$(87,129)	$(57,750)	$(82)	$1,059,623
Share award amortization	7	645	3,948	—	—	—	—	3,955
Share repurchases	—	(240)	—	—	(11,028)	—	—	(11,028)
Exercise of stock options	—	24	519	—	—	—	—	519
Net income (loss)	—	—	—	13,106	—	—	(41)	13,065
Dividends declared on common stock ($0.125 per share)	—	—	—	(3,821)	—	—	—	(3,821)
Other comprehensive loss	—	—	—	—	—	(3,446)	—	(3,446)
March 31, 2026	$332	29,606	$766,987	$451,024	$(98,157)	$(61,196)	$(123)	$1,058,867
Share award amortization	—	36	4,035	—	—	—	—	4,035
Share repurchases	—	—	—	—	(8)	—	—	(8)
Net income	—	—	—	21,154	—	—	26	21,180
Dividends declared on common stock ($0.125 per share)	—	—	—	(3,812)	—	—	—	(3,812)
Other comprehensive income	—	—	—	—	—	8,906	—	8,906
June 30, 2026	$332	29,642	$771,022	$468,366	$(98,165)	$(52,290)	$(97)	$1,089,168
Share award amortization	—	4	4,206	—	—	—	—	4,206
Share repurchases	—	(549)	—	—	(25,060)	—	—	(25,060)
Net income	—	—	—	27,730	—	—	40	27,770
Dividends declared on common stock ($0.125 per share)	—	—	—	(3,807)	—	—	—	(3,807)
Other comprehensive income	—	—	—	—	—	3,267	—	3,267
September 30, 2026	$332	29,097	$775,228	$492,289	$(123,225)	$(49,023)	$(57)	$1,095,544

	Total Bristow Group Inc. Stockholders’ Equity
	Common Stock	Common Stock (Shares)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
December 31, 2024	$315	28,628	$742,072	$312,765	$(69,776)	$(93,669)	$(435)	$891,272
Share award amortization	2	225	3,548	—	—	—	—	3,550
Share repurchases	—	(78)	—	—	(2,495)	—	—	(2,495)
Exercise of stock options	—	—	2	—	—	—	—	2
Net income	—	—	—	27,359	—	—	22	27,381
Other comprehensive income	—	—	—	—	—	11,593	—	11,593
March 31, 2025	$317	28,775	$745,622	$340,124	$(72,271)	$(82,076)	$(413)	$931,303
Share award amortization	2	232	4,777	—	—	—	—	4,779
Share repurchases	—	(191)	—	—	(6,003)	—	—	(6,003)
Exercise of stock options	—	—	2	—	—	—	—	2
Net income	—	—	—	31,748	—	—	31	31,779
Capital contribution to affiliates	—	—	20	(100)	—	—	—	(80)
Other comprehensive income	—	—	—	—	—	22,208	—	22,208
June 30, 2025	$319	28,816	$750,421	$371,772	$(78,274)	$(59,868)	$(382)	$983,988
Share award amortization	2	39	4,425	—	—	—	—	4,427
Share repurchases	—	(18)	—	—	(641)	—	—	(641)
Exercise of stock options	—	83	1,315	—	—	—	—	1,315
Net income	—	—	—	51,544	—	—	47	51,591
Other comprehensive loss	—	—	—	—	—	(4,531)	—	(4,531)
September 30, 2025	$321	28,920	$756,161	$423,316	$(78,915)	$(64,399)	$(335)	$1,036,149
See accompanying notes to condensed consolidated financial statements.

BRISTOW GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$62,015	$110,751
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization expense	91,797	61,057
Gains on disposal of assets	(9,716)	(13,896)
Earnings from unconsolidated affiliates	(1,168)	(880)
Loss on extinguishment of debt	2,849	—
Deferred income taxes	(6,777)	(11,213)
Stock-based compensation expense	12,196	12,750
Amortization of deferred financing fees	2,730	4,472
Amortization of deferred contract costs	13,317	7,726
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(24,464)	(8,197)
Inventory, prepaid expenses and other assets	(37,977)	(79,010)
Accounts payable, accrued expenses and other liabilities	(10,815)	37,933
Net cash provided by operating activities	93,987	121,493
Cash flows from investing activities:
Capital expenditures	(129,516)	(112,893)
Proceeds from asset dispositions	49,245	52,716
Acquisition, net of cash received	(102,849)	—
Net cash used in investing activities	(183,120)	(60,177)
Cash flows from financing activities:
Proceeds from borrowings	500,000	5,831
Debt issuance costs	(12,408)	(238)
Repayments of debt	(417,712)	(53,739)
Exercise of stock options	519	1,319
Purchase of treasury stock	(36,096)	(9,139)
Dividend payments	(11,093)	—
Net cash provided by (used in) financing activities	23,210	(55,966)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8,124	(5,926)
Net decrease in cash, cash equivalents and restricted cash	(57,799)	(576)
Cash, cash equivalents and restricted cash at beginning of period	293,631	251,281
Cash, cash equivalents and restricted cash at end of period	$235,832	$250,705
Cash paid during the period for:
Interest	$41,218	$41,162
Income taxes, net	$24,806	$22,400

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
The condensed consolidated financial information for the three and nine months ended September 30, 2026 and 2025, has been prepared by the Company in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information reporting on Quarterly Form 10-Q and Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from that which would appear in the annual consolidated financial statements. The condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Change in Estimate
S76D Medium Helicopters
During the nine months ended September 30, 2026, the Company finalized its plans to retire a certain aircraft model, namely the S76D medium helicopters, from its fleet and transition to a newer model as part of its ongoing fleet management efforts. The decision was primarily driven by operational considerations, including availability of the new aircraft, repairs and maintenance coverage with the original equipment manufacturer (“OEM”) and the ability to procure parts and inventory needed to support the existing fleet. The Company plans to complete this transition of models by the first half of 2027. Due to the decision to retire certain aircraft earlier than originally expected, the Company revised the estimated useful life of this specific aircraft model to reflect a shorter useful life, which resulted in additional depreciation expense of $20.2 million during the nine months ended September 30, 2026. The Company expects to recognize approximately $6.6 million of additional depreciation expense during the remainder of 2026 and approximately $4.4 million in 2027 as a result of this change in estimate. The planned retirement of the aircraft model discussed herein did not trigger an impairment of the Company’s long-lived assets for its respective asset group as of September 30, 2026.
Enterprise Resource Planning System
During the nine months ended September 30, 2026, the Company finalized its plans to retire its existing enterprise resource planning (“ERP”) system and implement a new ERP system. As a result, the Company revised the estimated useful life of the existing ERP system, resulting in additional depreciation expense of approximately $1.9 million during the nine months ended September 30, 2026. The Company expects to recognize approximately $1.4 million of additional depreciation expense during the remainder of 2026, $5.8 million in 2027 and $1.5 million in 2028.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed within this Quarterly Report on Form 10-Q were assessed and determined as either not applicable or not material to the Company’s consolidated financial position or results of operations.
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
Note 2. BUSINESS COMBINATIONS
On July 13, 2026, the Company completed the acquisition of Berry Aviation, Inc., now known as Bristow Special Mission Inc. (“BSM”), for an estimated purchase price of $110.9 million, which remains subject to customary purchase price adjustments. The transaction was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). BSM is expected to enhance the Company’s Government Services offerings and add differentiated special mission capabilities. BSM provides a range of aviation services, including special missions, intelligence, surveillance and reconnaissance (ISR) operations, maintenance, repair and overhaul services (“MRO”), training, unmanned aerial systems (“UAS”) design and development capabilities, and on-demand cargo (“ODC”) logistics. BSM will be reported primarily within the Government Services operating segment, with additional operations, primarily ODC, reported within the Other Services operating segment.
For the period from July 13, 2026 through September 30, 2026, BSM contributed revenues of $26.3 million and net income of $2.6 million to the Company’s condensed consolidated statements of operations.

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition, July 13, 2026 (in thousands):

ASSETS ACQUIRED
Cash and cash equivalents	$9,332
Accounts receivable	16,106
Inventories	9,024
Prepaid expenses and other current assets	4,156
Property and equipment	59,779
Right-of-use assets	8,414
Intangible assets	15,094
Total identifiable assets acquired	$121,905
LIABILITIES ASSUMED
Accounts payable	$4,954
Accrued liabilities and other	5,460
Deferred revenue	6,687
Operating lease liabilities	6,135
Deferred tax liabilities	11,174
Total liabilities assumed	$34,410
Net identifiable assets acquired	$87,495
Goodwill	23,425
Total purchase consideration	$110,920
During the three and nine months ended September 30, 2026, the Company incurred approximately $4.9 million and $7.4 million, respectively, of acquisition-related transaction costs, which were recorded within general and administrative expenses in the Company’s condensed consolidated statement of operations.
The acquisition resulted in $15.1 million of identifiable intangible assets, which are included in other assets on the Company’s condensed consolidated balance sheets and consist of the following (in thousands):

	Preliminary Fair Value	Useful Life
Customer relationships	$7,500	1 to 4 Years
Operating certificates	3,700	Indefinite
Unpatented technology	3,655	4 to 5 Years
Software	239	3 Years
Total identifiable intangible assets	$15,094
The goodwill recognized in connection with the acquisition is attributable to the assembled workforce, enhanced market position and other benefits the Company believes will result from the BSM acquisition. Goodwill was further increased by the deferred tax liability associated with the excess fair value of the acquired assets over their tax basis. Goodwill arising from the acquisition has been assigned to the Government Services reportable segment and is not expected to be deductible for income tax purposes.
In accordance with ASC 805, the Company may record any additional material adjustments to the initial amounts recorded based on new information obtained about facts and circumstances that existed as of the date. The measurement period may not exceed one year from the acquisition date. The Company is continuing to analyze and assess relevant information to determine the fair value of assets acquired and liabilities assumed. The pro forma results were not included as the impact was not material to the Company’s financial statements.
Note 3. REVENUES
Revenue Recognition
The Company’s customers are primarily major integrated, national and independent offshore energy companies and government agencies. Revenues are generally recognized when the Company satisfies its performance obligations by providing aviation services to its customers in exchange for consideration. The Company disaggregates its revenues by operating segment.
Revenues by Segment. Revenues earned by each segment for the periods reflected in the table below were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Offshore Energy Services	$256,016	$250,431	$771,967	$743,026
Government Services	130,036	100,898	350,140	279,340
Other Services	51,868	34,960	116,273	90,882
Total revenues	$437,920	$386,289	$1,238,380	$1,113,248
Deferred revenues are primarily generated by advanced payments from offshore energy companies, government agencies and from scheduled passenger and charter transport airline services, where customers pay for tickets in advance of receiving the Company’s service. The Company’s current deferred revenues are recorded under current liabilities, and the Company’s long-term deferred revenues are recorded in other liabilities and deferred credits on the condensed consolidated balance sheets.
The Company’s deferred revenues were as follows (in thousands):

	September 30, 2026	December 31, 2025
Short-term	$39,048	$22,440
Long-term	36,963	31,503
Total deferred revenues	$76,011	$53,943
During the nine months ended September 30, 2026 and 2025, revenues recognized that had previously been deferred were $17.0 million and $9.1 million, respectively. As of September 30, 2026, the Company anticipates recognizing long-term deferred revenues of approximately $3.6 million in 2027, $8.3 million in 2028, $4.6 million in 2029, $4.6 million in 2030 and $15.8 million thereafter.
Note 4. RELATED PARTY TRANSACTIONS
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
Revenues from and payments to related parties for the periods reflected in the table below were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues from related parties	$7,295	$7,556	$22,928	$21,224
Payments to related parties	$1,330	$1,249	$3,958	$3,933
As of September 30, 2026 and December 31, 2025, receivables from related parties included in accounts receivable, net on the condensed consolidated balance sheets were $1.6 million and $1.3 million, respectively.

Note 5. DEBT
Debt as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
6.750% Senior Notes	$489,444	$—
6.875% Senior Notes	—	397,031
UKSAR Debt	147,444	160,635
IRCG Debt	104,851	113,788
Total debt	741,739	671,454
Less current maturities of long-term debt	(27,360)	(27,943)
Total long-term debt	$714,379	$643,511
6.750% Senior Notes — In January 2026, the Company issued $500 million aggregate principal amount of its 6.750% Senior Secured Notes due February 2033 (“6.750% Senior Notes”), which were issued at par and bear interest payable semiannually in arrears on February 1st and August 1st of each year. The 6.750% Senior Notes are fully and unconditionally guaranteed on a senior secured basis by certain existing material domestic and foreign subsidiaries and secured by first‑priority liens, subject to limited exceptions, on substantially all of the Company’s and the subsidiary guarantors’ tangible and intangible assets, including certain pledged aircraft. The Company used a portion of the net proceeds to redeem its 6.875% Senior Notes due 2028 (“6.875% Senior Notes”) in full on March 1, 2026, with the remaining net proceeds to be used for general corporate purposes. In connection with this refinancing, the Company recognized a $2.8 million loss on debt extinguishment related to unamortized deferred financing fees associated with the 6.875% Senior Notes that were outstanding as of December 31, 2025. As of September 30, 2026, the Company had $10.6 million of unamortized deferred financing fees associated with the 6.750% Senior Notes.
UKSAR Debt — During the nine months ended September 30, 2026 and 2025, the Company made principal payments of $12.1 million and $53.7 million, respectively, related to its long term secured equipment financings for an aggregate amount up to £200 million with National Westminster Bank Plc as arranger, agent and security trustee (“UKSAR Debt”). The 2025 principal payments included voluntary prepayments of $40.1 million (£29.6 million). As of September 30, 2026 and December 31, 2025, the Company had unamortized deferred financing fees associated with the UKSAR Debt of $5.6 million and $6.6 million, respectively.
IRCG Debt — During the nine months ended September 30, 2026, the Company made principal payments of $5.7 million related to its long-term equipment financing for an aggregate amount of up to €100.0 million with National Westminster Bank Plc as the original lender and UK Export Finance guaranteeing 80% of the facility (“IRCG Debt”). The first principal payment due under this facility was in June 2026. As of September 30, 2026 and December 31, 2025, the Company had unamortized deferred financing fees of $2.0 million and $2.5 million, respectively.
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
As of September 30, 2026, there were no outstanding borrowings under the ABL Facility nor had the borrowers made any draws during the nine months ended September 30, 2026. Letters of credit issued under the ABL Facility in the aggregate face amount of $10.1 million were outstanding as of September 30, 2026.

Note 6. FAIR VALUE DISCLOSURES
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
The carrying and fair values of the Company’s debt were as follows (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3
September 30, 2026
LIABILITIES
6.750% Senior Notes(1)	$489,444	$—	$483,238	$—
UKSAR Debt(2)	147,444	—	152,630	—
IRCG Debt(3)	104,851	—	107,190	—
	$741,739	$—	$743,058	$—
December 31, 2025
LIABILITIES
6.875% Senior Notes(4)	$397,031	$—	$409,884	$—
UKSAR Debt(2)	160,635	—	159,222	—
IRCG Debt(3)	113,788	—	114,699	—
	$671,454	$—	$683,805	$—
___________________
(1)As of September 30, 2026, the carrying value of unamortized deferred financing fees related to the 6.750% Senior Notes was $10.6 million.
(2)As of September 30, 2026 and December 31, 2025, the carrying values of unamortized deferred financing fees related to the UKSAR Debt were $5.6 million and $6.6 million, respectively.
(3)As of September 30, 2026 and December 31, 2025, the carrying values of unamortized deferred financing fees related to the IRCG Debt were $2.0 million and $2.5 million, respectively.
(4)As of December 31, 2025, the carrying value of unamortized deferred financing fees related to the 6.875% Senior Notes was $3.0 million.
Note 7. DERIVATIVE FINANCIAL INSTRUMENTS
The Company may use foreign exchange options or forward contracts to hedge a portion of its forecasted foreign currency denominated transactions. The Company does not use any of its derivative instruments for speculative or trading purposes.
These foreign exchange hedge contracts are accounted for as cash flow hedges and have maturities of up to approximately six months. As of September 30, 2026 and December 31, 2025, the fair value of the Company’s outstanding hedges was a liability of approximately $0.2 million at each date.
Note 8. COMMITMENTS AND CONTINGENCIES
Capital Commitments - Fleet
The Company’s unfunded capital commitments as of September 30, 2026 consisted primarily of agreements to purchase helicopters and totaled $50.9 million, payable through 2028.
Included in these commitments are orders to purchase two AW189 heavy helicopters, scheduled to be delivered in 2026 and 2027, and deposits for preferred aircraft delivery slots on five EL9 aircraft scheduled for delivery between 2029 and 2030 (subject to aircraft certification). In addition, the Company has outstanding options to purchase up to nine additional AW189 helicopters and five H135 light-twin helicopters. If these options are exercised, the AW189 helicopters and H135 helicopters would be scheduled for delivery between 2027 and 2028.
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
General Litigation and Disputes
The Company operates in jurisdictions internationally where it is subject to risks that include government action. In a number of these jurisdictions, political unrest, the lack of well-developed legal systems and legislation that is not clear enough in its wording to determine the ultimate application, can make it difficult to determine whether legislation may impact the Company’s earnings until such time as a clear court or other legal ruling exists. The Company operates in jurisdictions currently where amounts may be due to governmental bodies, including potential tax liabilities, for which the Company is not currently recording liabilities as it is unclear how broad or narrow legislation may ultimately be interpreted. The Company believes that payment of amounts in these instances is not probable at this time, but is reasonably possible.
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
Note 9. INCOME TAXES
During the three months ended September 30, 2026 and 2025, the Company recorded an income tax expense of $9.1 million, resulting in an effective tax rate of 24.8%, and income tax benefit of $11.8 million, resulting in an effective tax rate of 29.8%, respectively. During the nine months ended September 30, 2026 and 2025, the Company recorded an income tax expense of $12.8 million, resulting in an effective tax rate of 17.1%, and income tax expense of $18.8 million, resulting in an effective tax rate of 14.5%, respectively. The effective tax rate during the nine months ended September 30, 2026 was impacted by the Company’s global mix of earnings, lower pretax book income and higher tax credit utilization in Nigeria. The effective tax rate during the nine months ended September 30, 2025 was impacted by the Company’s global mix of earnings and the release of an Australian valuation allowance.

Note 10. STOCKHOLDERS’ EQUITY
Share Repurchases
On February 26, 2025, the Company announced that its Board of Directors approved a $125.0 million share repurchase program. Purchases of the Company’s common stock under the share repurchase program may be made in the open market, including pursuant to a Rule 10b5-1 program, by block repurchases, in private transactions (including with related parties) or otherwise, from time to time, depending on market conditions. The share repurchase program has no expiration date and may be suspended or discontinued at any time without notice, subject to any changes in applicable law or regulations thereunder.
During the three and nine months ended September 30, 2026, the Company repurchased 547,785 shares of common stock in open market transactions for gross consideration of $25.0 million, which represents an average cost per share of $45.64. As of September 30, 2026, $96.0 million remained available of the $125.0 million share repurchase program authorized in February 2025.
Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in balances for accumulated other comprehensive income (loss), net of tax (in thousands):

	Currency Translation Adjustments	Pension Liability Adjustments(1)	Unrealized gain (loss) on cash flow hedges(2)	Total
Balance as of December 31, 2025	$(16,259)	$(41,432)	$(59)	$(57,750)
Other comprehensive income (loss)	(3,725)	—	273	(3,452)
Reclassified from accumulated other comprehensive loss	—	—	97	97
Income tax expense	—	—	(91)	(91)
Net current period other comprehensive income (loss)	(3,725)	—	279	(3,446)
Foreign exchange rate impact	(811)	811	—	—
Balance as of March 31, 2026	$(20,795)	$(40,621)	$220	$(61,196)
Other comprehensive income (loss)	9,037	—	(213)	8,824
Reclassified from accumulated other comprehensive loss	—	—	39	39
Income tax benefit	—	—	43	43
Net current period other comprehensive income (loss)	9,037	—	(131)	8,906
Foreign exchange rate impact	263	(263)	—	—
Balance as of June 30, 2026	$(11,495)	$(40,884)	$89	$(52,290)
Other comprehensive income (loss)	3,520	—	(308)	3,212
Income tax benefit	—	—	55	55
Net current period other comprehensive income (loss)	3,520	—	(253)	3,267
Foreign exchange rate impact	72	(72)	—	—
Balance as of September 30, 2026	$(7,903)	$(40,956)	$(164)	$(49,023)
______________________
(1)Reclassification of amounts related to pension liability adjustments are included as a component of net periodic pension cost.
(2)Reclassification of amounts related to cash flow hedges are included as operating expenses.
Note 11. EARNINGS PER SHARE
The Company’s basic earnings per common share are computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the relevant period. Diluted earnings per common share of the Company are computed by dividing income available to common stockholders by the weighted average number of common shares issued and outstanding, inclusive of the effect of potentially dilutive securities (such as options to purchase common shares and restricted stock units and awards which were outstanding during the period but were antidilutive) through the application of the treasury method and/or the if-converted method, when applicable.

The following table shows the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income:
Net income attributable to Bristow Group Inc.	$27,730	$51,544	$61,990	$110,651
Shares of common stock:
Weighted average shares of common stock outstanding – basic	29,407	28,867	29,440	28,787
Net effect of dilutive stock	445	1,065	535	1,071
Weighted average shares of common stock outstanding – diluted(1)	29,852	29,932	29,975	29,858

Earnings per common share - basic	$0.94	$1.79	$2.11	$3.84
Earnings per common share - diluted	$0.93	$1.72	$2.07	$3.71
__________________
(1)Excludes weighted average shares of common stock of 49,045 and 70,529 for the three months ended September 30, 2026 and 2025, respectively, and 41,778 and 59,828 for the nine months ended September 30, 2026 and 2025, respectively, for certain share awards as the effect of their inclusion would have been antidilutive.
Note 12. SEGMENTS
The Company has three reportable segments: Offshore Energy Services, Government Services and Other Services. The Offshore Energy Services segment provides aviation services to, from and between offshore energy installations globally. The Government Services segment provides search and rescue (“SAR”), special missions, UAS services and aviation support services to government agencies globally. The Other Services segment is primarily comprised of regular and scheduled passenger transport airline services, ODC logistics, MRO services, dry-leasing of aircraft to third-party operators and part sales. Corporate includes unallocated overhead costs that are not directly associated with the Company’s reportable segments. The Company’s Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), uses segment operating income, in addition to other measures, to assess segment performance and allocate resources.
Financial information by segment for the three months ended September 30, 2026 and 2025 is summarized below (in thousands):

	Offshore Energy Services	Government Services	Other Services	Corporate	Consolidated
Three months ended September 30, 2026
Revenues	$256,016	$130,036	$51,868	$—	$437,920
Less:
Personnel	58,217	40,328	9,761	—	108,306
Repairs and maintenance	40,059	16,512	3,582	—	60,153
Insurance	3,921	2,279	422	—	6,622
Fuel	16,351	4,623	8,567	—	29,541
Leased-in equipment	18,084	11,037	1,860	—	30,981
Other segment costs	33,185	31,851	11,672	—	76,708
Total operating expenses	169,817	106,630	35,864	—	312,311
General and administrative expenses	21,938	13,933	3,361	11,572	50,804
Depreciation and amortization expense	15,462	10,898	2,773	345	29,478
Total costs and expenses	207,217	131,461	41,998	11,917	392,593
Gains on disposal of assets	—	—	—	1,939	1,939
Earnings from unconsolidated affiliates	437	—	—	—	437
Operating income (loss)	$49,236	$(1,425)	$9,870	$(9,978)	$47,703

	Offshore Energy Services	Government Services	Other Services	Corporate	Consolidated
Three months ended September 30, 2025
Revenues	$250,431	$100,898	$34,960	$—	$386,289
Less:
Personnel	62,304	29,507	6,770	—	98,581
Repairs and maintenance	42,777	9,365	3,395	—	55,537
Insurance	3,486	1,950	342	—	5,778
Fuel	13,162	2,794	5,440	—	21,396
Leased-in equipment	15,446	9,572	1,696	—	26,714
Other segment costs	41,325	26,271	7,451	—	75,047
Total operating expenses	178,500	79,459	25,094	—	283,053
General and administrative expenses	22,451	11,007	1,781	7,966	43,205
Depreciation and amortization expense	7,049	7,846	2,622	222	17,739
Total costs and expenses	208,000	98,312	29,497	8,188	343,997
Gains on disposal of assets	—	—	—	8,245	8,245
Losses from unconsolidated affiliates	(2)	—	—	—	(2)
Operating income	$42,429	$2,586	$5,463	$57	$50,535

Financial information by segment for the nine months ended September 30, 2026 and 2025 is summarized below (in thousands):

	Offshore Energy Services	Government Services	Other Services	Corporate	Consolidated
Nine months ended September 30, 2026
Revenues	$771,967	$350,140	$116,273	$—	$1,238,380
Less:
Personnel	178,679	108,921	25,468	—	313,068
Repairs and maintenance	133,386	45,165	10,732	—	189,283
Insurance	11,744	6,383	1,060	—	19,187
Fuel	48,842	11,783	22,390	—	83,015
Leased-in equipment	51,240	31,744	5,411	—	88,395
Other segment costs	106,589	83,799	25,440	—	215,828
Total operating expenses	530,480	287,795	90,501	—	908,776
General and administrative expenses	68,455	36,407	6,802	26,617	138,281
Depreciation and amortization expense	45,691	28,565	7,516	981	82,753
Total costs and expenses	644,626	352,767	104,819	27,598	1,129,810
Gains on disposal of assets	—	—	—	9,716	9,716
Earnings from unconsolidated affiliates	3,668	—	—	—	3,668
Operating income (loss)	$131,009	$(2,627)	$11,454	$(17,882)	$121,954

	Offshore Energy Services	Government Services	Other Services	Corporate	Consolidated
Nine months ended September 30, 2025
Revenues	$743,026	$279,340	$90,882	$—	$1,113,248
Less:
Personnel	174,117	81,251	19,253	—	274,621
Repairs and maintenance	137,762	34,095	9,783	—	181,640
Insurance	11,339	6,335	1,087	—	18,761
Fuel	38,729	7,557	14,384	—	60,670
Leased-in equipment	45,583	28,964	4,731	—	79,278
Other segment costs	122,621	60,859	20,279	—	203,759
Total operating expenses	530,151	219,061	69,517	—	818,729
General and administrative expenses	69,523	30,966	5,226	24,965	130,680
Depreciation and amortization expense	20,843	22,628	7,855	566	51,892
Total costs and expenses	620,517	272,655	82,598	25,531	1,001,301
Gains on disposal of assets	—	—	—	13,896	13,896
Earnings from unconsolidated affiliates	880	—	—	—	880
Operating income (loss)	$123,389	$6,685	$8,284	$(11,635)	$126,723
Reconciliation of consolidated income (loss) before taxes for the periods reflected below were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating income (loss):
Offshore Energy Services	$49,236	$42,429	$131,009	$123,389
Government Services	(1,425)	2,586	(2,627)	6,685
Other Services	9,870	5,463	11,454	8,284
Corporate	(9,978)	57	(17,882)	(11,635)
Operating income	47,703	50,535	121,954	126,723
Interest income	2,180	2,262	8,968	6,419
Interest expense, net	(11,924)	(9,962)	(37,968)	(29,486)
Loss on extinguishment of debt	—	—	(2,849)	—
Other, net	(1,046)	(3,087)	(15,329)	25,878
Total other income (expense), net	(10,790)	(10,787)	(47,178)	2,811
Income before income taxes	$36,913	$39,748	$74,776	$129,534

Total depreciation and amortization expense by segment for the periods reflected below were as follows:

	Offshore Energy Services	Government Services	Other Services	Corporate	Consolidated
Three months ended September 30, 2026
Depreciation and amortization expense	$15,462	$10,898	$2,773	$345	$29,478
PBH amortization(1)	3,842	204	—	—	4,046
Total depreciation and amortization expense	$19,304	$11,102	$2,773	$345	$33,524
Three months ended September 30, 2025
Depreciation and amortization expense	$7,049	$7,846	$2,622	$222	$17,739
PBH amortization(1)	1,758	378	36	—	2,172
Total depreciation and amortization expense	$8,807	$8,224	$2,658	$222	$19,911

	Offshore Energy Services	Government Services	Other Services	Corporate	Consolidated
Nine months ended September 30, 2026
Depreciation and amortization expense	$45,691	$28,565	$7,516	$981	$82,753
PBH amortization(1)	8,532	459	53	—	9,044
Total depreciation and amortization expense	$54,223	$29,024	$7,569	$981	$91,797
Nine months ended September 30, 2025
Depreciation and amortization expense	$20,843	$22,628	$7,855	$566	$51,892
PBH amortization(1)	7,707	1,252	206	—	9,165
Total depreciation and amortization expense	$28,550	$23,880	$8,061	$566	$61,057

(1)Power-by-hour (“PBH”) amortization is included within operating expenses on the condensed consolidated statements of operations.
Capital expenditures by segment for the periods reflected below were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Offshore Energy Services	$6,706	$2,643	$97,274	$30,984
Government Services	12,144	25,038	26,839	76,192
Other Services	1,990	1,535	5,403	5,717
Total capital expenditures	$20,840	$29,216	$129,516	$112,893
Segment assets consisting of property and equipment (excluding construction in progress), net of accumulated depreciation and right of use (“ROU”) assets, are reflected below for the periods indicated:

	September 30, 2026	December 31, 2025
Offshore Energy Services	$560,281	$567,284
Government Services	703,319	620,820
Other Services	73,147	59,585
Total segment assets	$1,336,747	$1,247,689
Corporate	3,611	2,058
Construction-in-progress	110,720	144,587
Total long-lived assets	$1,451,078	$1,394,334

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
In the discussions that follow, the terms “Current Quarter” and “Preceding Quarter” refer to the three months ended September 30, 2026 and June 30, 2026, respectively, and “Current Year” and “Prior Year” refer to the nine months ended September 30, 2026 and 2025, respectively.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements about our future business, strategy, operations, capabilities and results; financial projections; plans and objectives of our management, including our expectations regarding our quarterly dividend program and our intention to pay down debt; expected actions by us and by third parties, including our customers, competitors, vendors and regulators; and other matters. Some of the forward-looking statements can be identified by the use of words such as “believes," “belief," “forecasts," “expects," “plans," “anticipates," “intends," “projects," “estimates," “may," “might," “will," “would," “could," “should” or other similar words. However, all statements in this Quarterly Report on Form 10-Q, other than statements of historical fact or historical financial results, are forward-looking statements.
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
•the possibility of political instability, civil unrest, war or acts of terrorism in any of the countries where we operate or elsewhere, including the ongoing conflict with Iran, which could result in operational interruptions and supply impacts, including fuel shortages and price increases;
•the possibility that we may be unable to re-deploy our aircraft to regions with greater demand;
•the existence of operating risks inherent in our business, including the possibility of declining safety performance;
•labor issues, including our inability to negotiate acceptable collective bargaining or union agreements with employees covered by such agreements;
•the possibility of changes in tax, environmental, trade, labor, immigration and other laws and regulations and policies, including, without limitation, tariffs and actions of the governments that impact the aviation industry, oil and gas operations, favor renewable energy projects or address climate change;
•any failure to effectively manage, and receive anticipated returns from acquisitions, divestitures, investments, joint ventures and other portfolio actions;
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
•the potential effects of any future government shutdown on our Government Services business;
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

Overview
Bristow Group Inc. is a leading global provider of mission-critical aviation services for government entities, offshore energy companies and other customers around the world. Our business is comprised of three operating segments: Offshore Energy Services (OES), Government Services and Other Services. Through the use of helicopters, fixed-wing aircraft, unmanned aerial systems (“UAS”) and highly skilled personnel, we provide aviation services such as personnel transportation, offshore energy logistics, search and rescue (SAR), special missions, intelligence, surveillance and reconnaissance (“ISR”) operations, maintenance, repair and overhaul (“MRO”) services, medevac, unmanned systems, on-demand cargo logistics (“ODC”) and other specialized aviation solutions. We are also involved in various advanced air mobility (“AAM”) initiatives and emerging next-generation aviation technologies.
Our diversified customer and revenue mix, coupled with our broad geographic footprint, supports a durable and balanced business profile. We currently have a presence in Australia, Benin, Brazil, Canada, Chile, Djibouti, the Dutch Caribbean, the Falkland Islands, Ireland, Kenya, the Marshall Islands, the Netherlands, Nigeria, Norway, the Philippines, Spain, Suriname, Trinidad, the United Kingdom (“UK”) and the United States (“U.S.”).
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
The table below presents the number of aircraft in our fleet as of September 30, 2026, their distribution among the segments through which we operate, as a percentage of total revenues for the three months ended September 30, 2026, and the number of aircraft not yet reflected in our fleet as they were on order or under construction as of September 30, 2026.

	Percentage of Total Revenues	Helicopters				Fixed Wing	UAS
		Heavy	Medium	Light Twin	Light Single			Total
Offshore Energy Services	59%	57	58	12	—	—	—	127
Government Services	30%	30	10	3	20	15	3	81
Other Services	11%	—	—	—	5	21	—	26
Total	100%	87	68	15	25	36	3	234
Aircraft not currently in fleet:
Under construction(1)(3)		3	—	—	—	—	—	3
Options(2)		9	—	5	—	—	—	14
______________________
(1)Under construction reflects new aircraft that the Company has either taken possession of and are undergoing additional configuration before being placed into service or are currently under construction by the Original Equipment Manufacturer (“OEM”) and pending delivery. Includes three AW189 heavy helicopters (of which all but one were delivered and are undergoing additional configuration).
(2)Options include nine AW189 heavy helicopters and five H135 light-twin helicopters.
(3)Excludes leased aircraft in the Company’s possession but not yet placed in service and any orders or options for electric/hybrid vertical takeoff and landing and short takeoff and landing aircraft, collectively known as AAM aircraft, that may have deposits but are pending regulatory certification and/or are under construction.

The following table identifies the types of aircraft that comprise our fleet and the number of those aircraft in our fleet as of September 30, 2026.

	Number of Aircraft
Type	Owned Aircraft(1)	Leased Aircraft	Total Aircraft	Maximum Passenger Capacity	Average Age (years)(1)
Heavy Helicopters:
S92	32	25	57	19	16
AW189	25	5	30	16	8
	57	30	87
Medium Helicopters:
AW139	45	9	54	12	14
S76 D/C++	10	—	10	12	15
H160	—	4	4	14	—
	55	13	68
Light—Twin Engine Helicopters:
AW109	3	—	3	7	19
H135	12	—	12	6	10
	15	—	15
Light—Single Engine Helicopters:
AS350	12	—	12	4	27
AW119	13	—	13	7	20
	25	—	25
Total Helicopters	152	43	195		17
Fixed Wing	23	13	36
Unmanned Aerial Systems (“UAS”)(3)	3	—	3
Total Fleet(2)	178	56	234
______________________
(1)Reflects the average age of helicopters that are owned by the Company.
(2)Does not include certain aircraft shown in the under construction line in the segment fleet table above. Upon completion of additional configuration, the newly-delivered aircraft will appear in the fleet table above when placed into service.
(3)Does not include UAS platforms developed, designed or produced by BSM.

Results of Operations for Current Quarter compared to Preceding Quarter
(in thousands, except percentages)
The following table presents our operating results and other statement of operations information for the Current Quarter and Preceding Quarter.

	Three Months Ended		Favorable (Unfavorable)
	September 30, 2026	June 30, 2026
Revenues:
Offshore Energy Services:
Europe	$93,690	$104,566	$(10,876)	(10.4)%
Americas	112,602	106,619	5,983	5.6%
Africa	49,724	50,433	(709)	(1.4)%
Total Offshore Energy Services	256,016	261,618	(5,602)	(2.1)%
Government Services	130,036	112,234	17,802	15.9%
Other Services	51,868	37,903	13,965	36.8%
Total revenues	437,920	411,755	26,165	6.4%

Operating income (loss):
Offshore Energy Services	49,236	46,053	3,183	6.9%
Government Services	(1,425)	(2,145)	720	33.6%
Other Services	9,870	2,929	6,941	nm
Corporate	(9,978)	(7,261)	(2,717)	(37.4)%
Total operating income	47,703	39,576	8,127	20.5%
Interest income	2,180	2,870	(690)	(24.0)%
Interest expense, net	(11,924)	(12,228)	304	2.5%
Other, net	(1,046)	(8,930)	7,884	88.3%
Total other income (expense), net	(10,790)	(18,288)	7,498	41.0%
Income before income taxes	36,913	21,288	15,625	73.4%
Income tax expense	(9,143)	(108)	(9,035)	nm
Net income	27,770	21,180	6,590	31.1%
Net income attributable to noncontrolling interests	(40)	(26)	(14)	(53.8)%
Net income attributable to Bristow Group Inc.	$27,730	$21,154	$6,576	31.1%

Operating income margins:
Offshore Energy Services	19%	18%
Government Services	(1)%	(2)%
Other Services	19%	8%
__________________
nm = Not Meaningful
Flight Hours by Segment

	Three Months Ended		Favorable (Unfavorable)
	September 30, 2026	June 30, 2026
Offshore Energy Services:
Europe	6,593	7,658	(1,065)	(13.9)%
Americas	10,793	10,112	681	6.7%
Africa	5,144	5,288	(144)	(2.7)%
Total Offshore Energy Services	22,530	23,058	(528)	(2.3)%
Government Services	5,487	4,620	867	18.8%
Other Services	4,764	3,697	1,067	28.9%
	32,781	31,375	1,406	4.5%

Offshore Energy Services
Revenues from Offshore Energy Services were $5.6 million lower in the Current Quarter. Revenues in Europe were $10.9 million lower primarily due to lower utilization, partially offset by lower penalties and increased rates. Revenues in the Americas were $6.0 million higher primarily due to higher utilization and rates. Revenues in Africa were $0.7 million lower primarily due to higher penalties.
Operating income from Offshore Energy Services was $3.2 million higher in the Current Quarter primarily due to lower operating expenses of $8.3 million, lower depreciation and amortization expense of $1.6 million and lower general and administrative expenses of $1.1 million, offsetting the lower revenues of $5.6 million and lower earnings from unconsolidated affiliates of $2.3 million.
Other operating costs were $5.2 million lower in the Current Quarter primarily due to lower reimbursable expenses, lease costs, training and freight costs. Fuel costs were $3.2 million lower due to lower flight hours and lower global fuel prices. Repairs and maintenance costs were $2.7 million lower primarily due to lower power-by-the-hour (“PBH”) expense related to lower flight hours in Europe and Africa and higher vendor credits, partially offset by higher inventory reserves associated with the S76D medium helicopters. Leased-in equipment costs were $1.6 million higher primarily due to the introduction of new H160 medium helicopters in Africa. Personnel costs were $1.1 million higher primarily due to a seasonal personnel cost benefit in Norway in the Preceding Quarter, partially offset by lower headcount in the Current Quarter. Depreciation and amortization expense was lower primarily due to the absence of accelerated depreciation of certain assets recognized in the Preceding Quarter. The decrease in general and administrative expenses was primarily due to lower professional services fees. Earnings from unconsolidated affiliates were $2.3 million lower in the Current Quarter primarily due to the timing of dividends received.
Government Services
Revenues from Government Services were $17.8 million higher in the Current Quarter primarily due to the acquisition of Berry Aviation, Inc., now known as Bristow Special Mission Inc. (“BSM”), which contributed $16.9 million of revenues during the Current Quarter. Revenues on the UK search and rescue (“UKSAR”) contract were $1.6 million higher primarily due to lower penalties and increased fuel revenues. Revenues on the Irish Coast Guard ("IRCG") contract were $0.7 million lower primarily due to higher penalties related to aircraft availability.
Operating loss was $0.7 million lower in the Current Quarter primarily due to the increased revenues, partially offset by higher operating expenses of $13.0 million, general and administrative expenses of $2.4 million and depreciation and amortization expense of $1.7 million.
Other operating costs were $5.0 million higher in the Current Quarter primarily due to the inclusion of BSM. Personnel costs were $4.4 million higher primarily due to the inclusion of BSM personnel and the recognition of previously deferred personnel costs in Ireland following the completion of their training, partially offset by lower personnel costs in the UK. Repairs and maintenance costs were $2.4 million higher primarily due to the timing of repairs and lower vendor credits. Leased-in equipment, insurance and fuel costs were $1.2 million higher in total, primarily due to the inclusion of BSM. General and administrative expenses were $2.4 million higher primarily due to personnel and IT costs also related to the inclusion of BSM. Depreciation and amortization expense was $1.7 million higher primarily due to the inclusion of BSM assets and additional assets placed into service.
Other Services
Revenues from Other Services were $14.0 million higher in the Current Quarter primarily due to the acquisition of BSM of $9.2 million and increased activity in Australia of $4.8 million. Operating income was $6.9 million higher primarily due to the increased revenues, partially offset by higher operating expenses of $4.7 million, general and administrative expenses of $1.9 million and depreciation and amortization expense of $0.4 million, primarily attributable to the inclusion of BSM.
Corporate
Operating loss was $2.7 million higher in the Current Quarter primarily due to higher general and administrative expenses of $4.4 million primarily due to professional services fees related to the acquisition of BSM, partially offset by higher net gains on asset dispositions of $1.8 million.
During the Current Quarter, the Company sold one AW189 heavy helicopter as part of a sale lease-back transaction, two AW139 medium helicopters and sold or disposed of various other assets resulting in net gains of $1.9 million. During the Preceding Quarter, the Company sold one AW139 medium helicopter, one AS365 medium helicopter, one fixed wing aircraft and various other assets resulting in net gains of $0.1 million.
Interest income was $0.7 million lower due to lower investment balances.
Other expense, net of $1.0 million in the Current Quarter was primarily due to non-cash foreign exchange losses. Other expense, net of $8.9 million in the Preceding Quarter was primarily due to non-cash foreign exchange losses of $7.7 million and pension-related costs of $1.9 million, partially offset by gains related to insurance claims of $0.7 million.
Income tax expense was $9.0 million higher in the Current Quarter primarily due to higher pre-tax book income and the absence of a tax credit utilized in Nigeria in the Preceding Quarter.

Results of Operations for Current Year compared to Prior Year
(in thousands, except percentages)
The following table presents our operating results and other statement of operations information for the Current Year and Prior Year:

	Nine Months Ended
	September 30,
	2026	2025	Favorable (Unfavorable)
Revenues:
Offshore Energy Services:
Europe	$296,907	$309,869	$(12,962)	(4.2)%
Americas	324,620	287,744	36,876	12.8%
Africa	150,440	145,413	5,027	3.5%
Total Offshore Energy Services	771,967	743,026	28,941	3.9%
Government Services	350,140	279,340	70,800	25.3%
Other Services	116,273	90,882	25,391	27.9%
Total revenues	1,238,380	1,113,248	125,132	11.2%

Operating income (loss):
Offshore Energy Services	131,009	123,389	7,620	6.2%
Government Services	(2,627)	6,685	(9,312)	nm
Other Services	11,454	8,284	3,170	38.3%
Corporate	(17,882)	(11,635)	(6,247)	(53.7)%
Total operating income	121,954	126,723	(4,769)	(3.8)%
Interest income	8,968	6,419	2,549	39.7%
Interest expense, net	(37,968)	(29,486)	(8,482)	(28.8)%
Loss on extinguishment of debt	(2,849)	—	(2,849)	nm
Other, net	(15,329)	25,878	(41,207)	nm
Total other income (expense), net	(47,178)	2,811	(49,989)	nm
Income before income taxes	74,776	129,534	(54,758)	(42.3)%
Income tax expense	(12,761)	(18,783)	6,022	32.1%
Net income	62,015	110,751	(48,736)	(44.0)%
Net income attributable to noncontrolling interests	(25)	(100)	75	75.0%
Net income attributable to Bristow Group Inc.	$61,990	$110,651	$(48,661)	(44.0)%

Operating income margins:
Offshore Energy Services	17%	17%
Government Services	(1)%	2%
Other Services	10%	9%
Flight Hours by Segment

	Nine Months Ended
	September 30,
	2026	2025	Favorable (Unfavorable)
Offshore Energy Services:
Europe	22,468	26,057	(3,589)	(13.8)%
Americas	31,375	31,805	(430)	(1.4)%
Africa	15,977	14,026	1,951	13.9%
Total Offshore Energy Services	69,820	71,888	(2,068)	(2.9)%
Government Services	14,158	13,825	333	2.4%
Other Services	11,798	11,026	772	7.0%
	95,776	96,739	(963)	(1.0)%

Offshore Energy Services
Revenues from Offshore Energy Services were $28.9 million higher in the Current Year. Revenues in the Americas were $36.9 million higher primarily due to increased rates and utilization across multiple markets. Revenues in Africa were $5.0 million higher primarily due to lower penalties related to aircraft availability, higher rates, higher fuel revenues due to increased fuel prices and increased utilization, partially offset by the conclusion of fixed-wing operations. Revenues in Europe were $13.0 million lower primarily due to lower utilization and reimbursable revenues in the UK, partially offset by favorable foreign exchange rate impacts and higher ad hoc activity in Norway.
Operating income was $7.6 million higher in the Current Year primarily due to the higher revenues and earnings from unconsolidated affiliates of $2.8 million coupled with lower general and administrative expenses of $1.1 million, partially offset by higher depreciation and amortization expense of $24.8 million and operating expenses of $0.3 million.
Earnings from unconsolidated affiliates were higher in the Current Year primarily due to the timing of dividends received. The decrease in general and administrative expenses was primarily due to lower headcount, partially offset by higher professional services fees. Depreciation and amortization expense was higher primarily due to the acceleration of depreciation on S76D medium helicopters. Fuel costs were $10.1 million higher primarily due to increased global fuel prices and unfavorable foreign exchange rate impacts, partially offset by lower flight hours. Leased-in equipment costs were $5.7 million higher primarily due to additional aircraft and facilities leases. Personnel costs were $4.6 million higher primarily due to unfavorable foreign exchange rate impacts in Norway and higher headcount in Brazil and Africa, partially offset by lower headcount in the UK and U.S. Other operating costs were $16.0 million lower primarily due to lower subcontractor costs, reimbursable expenses primarily related to the conclusion of fixed wing operations in Africa and the UK and lower training costs, partially offset by higher property and other taxes, freight, and landing and passenger costs primarily related to increased activity and logistics rates. Repairs and maintenance costs were $4.4 million lower primarily due to higher vendor credits.
Government Services
Revenues from Government Services were $70.8 million higher in the Current Year primarily due to the commencement of IRCG and UKSAR2G operations of $51.4 million, the acquisition of BSM of $16.9 million and favorable foreign exchange rate impacts of $7.3 million, partially offset by lower utilization of $4.0 million and higher penalties of $1.3 million due to aircraft availability primarily attributable to supply chain challenges in the UK and Ireland, which have remained elevated in the Current Year.
Operating loss was $2.6 million in the Current Year compared to operating income of $6.7 million in the Prior Year primarily due to higher operating expenses of $68.7 million, depreciation and amortization expense of $5.9 million and general and administrative expenses of $5.4 million, offsetting the increased revenues.
Personnel costs were $27.7 million higher primarily due to increased headcount in Ireland, the recognition of costs that were previously deferred until the commencement of operations at the IRCG and UKSAR2G bases and the inclusion of BSM personnel. Other operating costs were $22.9 million higher primarily due to higher pass-through subcontractor costs related to the fixed-wing element of the IRCG and UKSAR2G contracts, increased amortization of deferred costs for the bases that have commenced operations and higher training and travel costs, which remain elevated through the completion of contract transitions. Repairs and maintenance costs were $11.1 million higher due to the timing of repairs. Fuel costs were $4.2 million higher due to higher global fuel prices and increased activity. Leased-in equipment costs were $2.8 million higher due to the inclusion of BSM leases and additional leased operating bases in the UK and Ireland. Depreciation and amortization expense was $5.9 million higher primarily due to additional assets placed into service, the inclusion of BSM assets and the accelerated depreciation of certain assets. General and administrative expenses were $5.4 million higher primarily due to higher personnel costs related to the commencement of operations at IRCG and the inclusion of BSM.
In summary, the operating income margin in the Current Year was adversely impacted by total penalties related to aircraft availability of $9.8 million in the UK and Ireland, fuel expenses in excess of fuel revenues and certain transition costs that have persisted beyond the commencement of operations at select bases.

Other Services
Revenues from Other Services were $25.4 million higher in the Current Year primarily due to increased activity and rates in Australia of $17.2 million, revenues associated with the acquisition of BSM of $9.2 million and higher fuel revenues in the UK of $0.9 million, partially offset by lower dry-lease revenues of $2.0 million resulting from the conclusion of certain dry-lease contracts.
Operating income was $3.2 million higher primarily due to the higher revenues, partially offset by higher operating expenses of $21.0 million and higher general and administrative expenses of $1.6 million. Fuel costs were $8.0 million higher due to increased fuel prices and unfavorable foreign exchange rate impacts in Australia. Personnel costs were $6.2 million higher primarily due to increased headcount in Australia and the inclusion of BSM personnel. Other operating costs were $5.2 million higher primarily due to costs associated with the inclusion of BSM and higher agent, landing and subcontractor costs related to increased activity in Australia. Repairs and maintenance costs were $0.9 million higher primarily due to increased activity. General and administrative expenses were $1.6 million higher primarily due to the inclusion of BSM.
Corporate
Operating losses were $6.2 million higher than the Prior Year primarily due to lower gains on disposal of assets of $4.2 million and higher general and administrative expenses of $1.7 million primarily due to professional services fees related to the acquisition of BSM, partially offset by lower compensation and lease costs. During the Current Year, the Company sold two AW189 heavy helicopters through sale lease-back transactions and three AW139 medium helicopters. The Company also sold or otherwise disposed of one S92 heavy helicopter, one AS365 medium helicopter and various other assets, resulting in overall net gains of $9.7 million. During the Prior Year, the Company sold or otherwise disposed of four AW139 medium helicopters and various other assets, resulting in net gains of $13.9 million.
Interest income was $2.5 million higher in the Current Year primarily due to higher investment balances as well as income from U.S. Treasury bill investments related to escrowed funds used in the satisfaction and discharge of the 6.875% Senior Secured Notes of $1.2 million.
Interest expense, net was $8.5 million higher in the Current Year primarily due to lower capitalized interest related to aircraft that were placed into service of $6.5 million and higher interest expense of $3.7 million on higher debt balances and concurrent interest expense incurred during the refinancing of the Senior Secured Notes, partially offset by lower amortization of deferred financing costs of $1.8 million due to prepayments of principal on the Company’s UKSAR Debt in the Prior Year.
Other expense, net was $15.3 million in the Current Year primarily due to foreign exchange losses of $13.3 million and pension-related costs of $2.8 million, partially offset by other income of $0.7 million related to insurance proceeds. Other income, net was $25.9 million in the Prior Year primarily due to foreign exchange gains.
Income tax expense was $6.0 million lower in the Current Year primarily due to lower pretax book income.
Liquidity and Capital Resources
General
As of September 30, 2026, we had $233.4 million of unrestricted cash and $53.9 million of remaining availability under our ABL Facility for total liquidity of $287.3 million. As of September 30, 2026, approximately 75% of our total cash balance was held outside the U.S. Most of our cash held outside the U.S. could be repatriated to the U.S., and any such repatriation could be subject to additional taxes. If cash held by non-U.S. operations is required for funding operations in the U.S., we may make a provision for additional taxes in connection with repatriating this cash, which is not expected to have a significant impact on our results of operations.

Summary of Cash Flows

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Cash flows provided by or (used in):
Operating activities	$93,987	$121,493
Investing activities	(183,120)	(60,177)
Financing activities	23,210	(55,966)
Operating Activities
Operating cash flows were $27.5 million lower in the Current Year primarily due to an increase in net working capital uses, partially offset by an increase in operating income. Working capital uses of $73.3 million in the Current Year primarily resulted from an increase in accounts receivables due to increased activity, increases in other assets primarily related to start-up costs for new Government Services contracts as the costs are incurred prior to the full commencement of revenues and a decrease in accounts payables and accrued liabilities primarily related to the timing of OEM vendor payments.
Working capital uses of $49.3 million in the Prior Year primarily resulted from increases in inventory to support new contracts and to mitigate risks related to supply chain constraints and an increase in other assets primarily related to start-up costs for new Government Services contracts.
Investing Activities
During the Current Year, net cash used in investing activities was $183.1 million consisting of:
•Capital expenditures of $129.5 million primarily related to payments for aircraft, leasehold improvements and purchases of equipment,
•Acquisition of BSM, net of cash received of $102.8 million, partially offset by
•Proceeds of $49.2 million from the sale of assets.
During the Prior Year, net cash used in investing activities was $60.2 million consisting of:
•Capital expenditures of $112.9 million primarily related to payments for aircraft, leasehold improvements and purchases of equipment, partially offset by
•Proceeds of $52.7 million from the sale of assets.
Financing Activities
During the Current Year, net cash provided by financing activities was $23.2 million primarily consisting of:
•Proceeds from borrowings of $500.0 million from the issuance of 6.750% Senior Notes, partially offset by
•Repayments of debt of $417.7 million primarily related to the refinancing of the 6.875% Senior Notes and principal payments on secured equipment term loans,
•Debt issuance costs of $12.4 million,
•Share repurchases of $36.1 million, and
•Dividend payments of $11.1 million.
During the Prior Year, net cash used in financing activities was $56.0 million primarily consisting of:
•Repayments of debt of $53.7 million related to the principal payments on secured equipment term loans, and
•Share repurchases of $9.1 million, partially offset by
•Proceeds from borrowings of $5.8 million.

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
Capital Allocation Framework
We consistently evaluate the best uses of our cash flow and aim to yield the highest value and return on capital. Our capital allocation strategy includes the following:
Balance Sheet:
•Protect and maintain strong balance sheet and liquidity position. During the nine months ended September 30, 2026, we completed the refinancing of our senior notes and ABL at lower rates and extended maturity dates in support of this target.
•Structure leases and debt to facilitate financial flexibility.
Growth:
•Pursue high impact, high return organic growth opportunities, which currently prioritizes the completion of the UKSAR2G contract transition. We are also currently upgrading our fleet with new AW189 helicopters configured for OES operations to meet customer demand and enhance profitability.
•Assess other growth opportunities including potential mergers and acquisitions. We completed the acquisition of BSM, a provider of a broad range of aviation services, such as special missions, intelligence, surveillance and reconnaissance (ISR) operations, maintenance, repair and overhaul (MRO) services, training and mission support, UAS design and development capabilities, on-demand cargo (ODC) logistics for blue chip end-customers and aftermarket supply-chain aviation solutions. We also announced plans to pursue the sale of our Norway Offshore Energy Services business as part of our portfolio optimization strategy. The planned divestiture aligns with the Company's disciplined approach to capital allocation and strategic portfolio management. In addition, we are pursuing various AAM opportunities.
Shareholder Capital Returns:
•Pay a quarterly cash dividend. Bristow’s quarterly cash dividend program commenced in the first quarter of 2026, with an initial dividend payment of $0.125 per share ($0.50 per share annualized). During the nine months ended September 30, 2026, we paid cash dividends of $11.1 million.
•Opportunistically buy back shares using our $125 million share repurchase program. During the nine months ended September 30, 2026, we repurchased 547,785 shares of common stock in open market transactions for gross consideration of $25.0 million, representing an average cost per share of $45.64. As of September 30, 2026, $96.0 million remained available of the $125.0 million share repurchase program authorized in February 2025.
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
As of September 30, 2026, we had no near-term debt maturities, other than the current portion of long-term debt of $27.4 million, and our total debt balance, net of deferred financing fees, was $741.7 million which was comprised of the 6.750% Senior Notes due in February 2033, the UKSAR Debt maturing in March 2036, and the IRCG Debt maturing in June 2031.

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
As of September 30, 2026, we had unfunded capital commitments of $50.9 million, consisting primarily of agreements to purchase two AW189 heavy helicopters, scheduled to be delivered in 2026 and 2027, and deposits for preferred aircraft delivery slots on five EL9 aircraft scheduled for delivery between 2029 and 2030 (subject to aircraft certification). In addition, the Company has outstanding options to purchase up to nine additional AW189 helicopters and five H135 light-twin helicopters. If these options are exercised, the AW189 helicopters and H135 helicopters would be scheduled for delivery between 2027 and 2028. The Company may, from time to time, purchase aircraft for which it has no orders. Orders to purchase electric vertical takeoff and landing and short takeoff and landing aircraft, collectively known as AAM aircraft, are subject to, among other things, deadlines for regulatory certification of such aircraft and minimum performance requirements. Failure to satisfy such deadlines or requirements would allow such orders to be terminated by the Company without further liability and require the applicable manufacturer to refund certain deposits to the Company. In addition, the Company has outstanding options for several AAM aircraft models with various OEMs that do not involve financial commitments at this time.
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
As of September 30, 2026, aggregate undiscounted future payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year were as follows (in thousands):

	Aircraft	Other	Total
Remaining in 2026	$19,218	$3,226	$22,444
2027	64,121	9,793	73,914
2028	45,839	8,071	53,910
2029	27,066	5,475	32,541
2030	19,634	2,849	22,483
Thereafter	60,964	16,549	77,513
	$236,842	$45,963	$282,805
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
Item 4. Controls and Procedures
With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated, with reasonable assurance, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.
As disclosed in Note 2 to the unaudited condensed consolidated financial statements, the Company acquired BSM on July 13, 2026 and accounted for this acquisition as a business combination. BSM’s total revenues constituted approximately 2.1% of the Company’s total consolidated revenues for the nine months ended September 30, 2026. BSM’s total assets constituted approximately 6.3% of our total consolidated assets as of September 30, 2026. The Company excluded BSM’s disclosure controls and procedures that are subsumed by its internal control over financial reporting from the scope of management's assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the SEC staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment of internal controls over financial reporting for one year following the acquisition. The Company is in the process of implementing financial reporting controls and procedures at BSM as part of its ongoing integration activities.
During the quarter ended September 30, 2026, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described above.
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
Additionally, the market price of fuel has historically fluctuated substantially and continues to be volatile due to a multitude of unpredictable factors, including global crude oil prices, aircraft fuel supply and demand, geopolitical conflicts and instability, natural disasters, and fuel production and transportation infrastructure, as well as other, indirect factors. Changes in any of these factors could drive rapid, significant changes in fuel prices in short periods of time. For example, we are currently experiencing increased aircraft fuel prices due to the ongoing conflict with Iran. Although we are able to recoup fuel costs from our customers through the majority of our contracts, we may experience delays from the time the costs are incurred and the period in which we are able to assess such costs to our customers. Additionally, we may be unable to increase our rates enough or keep pace with the price increases to fully offset the impact of increases in fuel prices on certain contracts and in markets such as our regular passenger transport business in Australia, especially if such price increases were to sustain for a prolonged period. Therefore, any increase in our rates to offset increased fuel prices may take significant time to implement, may not be sustainable, may reduce general demand for our services and may also eventually impact our operations, strategic growth and investment plans for the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information regarding our repurchases of shares of our common stock on a monthly basis during the three months ended September 30, 2026:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
July 1, 2026 - July 31, 2026	—	$—	—	$120,979,892
August 1, 2026 - August 31, 2026	404,044	$45.69	403,723	$102,535,468
September 1, 2026 - September 30, 2026	144,882	$45.48	144,062	$95,979,936
___________________________
(1)Reflects 1,141 shares purchased in connection with the surrender of stock by employees to satisfy certain tax withholding obligations from stock vesting. These repurchases are not a part of our publicly announced program and do not affect our Board-approved stock repurchase program.
(2)On February 26, 2025, the Company announced that its Board of Directors approved a $125.0 million share repurchase program. Purchases of the Company’s common stock under the share repurchase program may be made in the open market, including pursuant to a Rule 10b5-1 program, by block repurchases, in private transactions (including with related parties) or otherwise, from time to time, depending on market conditions. The share repurchase program has no expiration date and may be suspended or discontinued at any time without notice, subject to any changes in applicable law or regulations thereunder.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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
DATE: November 3, 2026